Form 10-K405
period 1994-12-31
HUNTINGTON BANCSHARES INC/MD
filed 1995-03-01
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended December 31, 1994

                                         or

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [No Fee Required]

Commission file Number 0-2525

                      Huntington Bancshares Incorporated
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Maryland                                    31-0724920
- ------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Huntington Center, 41 S. High Street, Columbus, OH                     43287
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (614) 480-8300
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock - Without Par Value
                ---------------------------------------------
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [  ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1995, was $2,075,982,176. As of January 31, 1995, 130,377,186 shares of common stock without par value were outstanding.

                     Documents Incorporated By Reference
                     -----------------------------------

   Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1994 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1995 Annual Shareholders' Meeting.

                      Huntington Bancshares Incorporated
                      ----------------------------------

                                    Part I
                                    ------
ITEM 1:  BUSINESS

        Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, and issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 1994, Huntington's subsidiaries had 185 banking offices in Ohio, 18 banking offices in Northern Kentucky, 25 banking offices in Indiana, 40 banking offices in Michigan, 61 banking offices in West Virginia, 5 banking offices in Western Pennsylvania, and 1 foreign office in the Cayman Islands. In addition, Huntington's subsidiaries had 8 thrift offices in Florida and 2 thrift offices in Illinois. The Huntington Mortgage Company (a wholly-owned subsidiary) has loan origination offices throughout the Midwest and the East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1994, Huntington and its subsidiaries had 8,152 full-time equivalent employees.

        Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. The passage of reciprocal interstate banking legislation in Ohio in 1985 has resulted in increased competitive pressure. This legislation opened Ohio to nationwide reciprocal interstate banking in October 1988.

        In December 1994, Huntington completed the acquisition of FirstFed Northern Kentucky Bancorp, Inc. (Covington, Kentucky), a $226 million savings and loan holding company. Also, Huntington has signed definitive agreements to acquire Security National Corporation, a one-bank holding company (Maitland, Florida), Reliance Bank of Florida (Melbourne, Florida), and First Seminole Bank (Lake Mary, Florida). These acquisitions are expected to be consummated in the second quarter of 1995. The combined total assets of the pending affiliations was $335 million at December 31, 1994.

REGULATORY MATTERS

GENERAL

        As a registered bank holding company, Huntington is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, Huntington may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, Huntington must obtain approval from the Federal Reserve Board. Because of its ownership of thrift institutions, Huntington is also regulated as a savings and loan holding company by the Office of Thrift Supervision (the "OTS").

        Huntington's bank subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and are subject to supervision, examination, and regulation by the Office of the Comptroller of the Currency ("OCC") if a national bank, or by state banking authorities and either the FDIC or the Federal Reserve Board if a state-chartered bank. Certain deposits of certain of Huntington's bank subsidiaries were acquired from savings associations and are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Huntington's thrift subsidiaries, whose deposits are insured by the SAIF, are regulated primarily by the OTS. Huntington's nonbank subsidiaries are also subject to supervision, examination, and regulation by the Federal Reserve Board and examination by applicable federal and state banking agencies. In addition to the impact of federal and state supervision and regulation, the banking and nonbanking subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

        To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

HOLDING COMPANY STRUCTURE

        Huntington's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks and thrifts to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank or thrift to its parent corporation or to any nonbank subsidiary are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbank subsidiaries of the parent, to an aggregate of 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1994, approximately $162 million was available for loans to Huntington from its subsidiary banks and thrifts.

        The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank or thrift holding company's bankruptcy, any commitment by such holding company to a federal bank or thrift regulatory agency to maintain the capital of a subsidiary bank or thrift will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). Among other things, FIRREA established a new principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank or thrift subsidiary of Huntington causes a loss to the FDIC, other bank and thrift subsidiaries of Huntington could be required to compensate the FDIC by reimbursing to it the amount of such loss, and such reimbursement could cause a loss of Huntington's investment in such other subsidiaries.

        Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. Huntington, as the sole shareholder of its subsidiary banks and thrifts, is subject to such provisions. Moreover, under legislation that became effective August 10, 1993, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. As a result of such legislation, claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiaries

(including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiaries in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiaries.

DIVIDEND RESTRICTIONS

        Dividends from subsidiary banks and thrifts are a significant source of funds for payment of dividends to the shareholders of bank holding companies. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiaries can pay to Huntington without regulatory approval.

        National banks may not pay a dividend in any amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The OTS also imposes limits on capital distributions by thrift institutions that generally allow dividends up to current net income and up to one-half of the association's capital in excess of its regulatory requirements, depending upon an institution's level of capital compliance. Under these provisions and in accordance with the above-described formulas, Huntington's subsidiary banks and thrifts could, without regulatory approval, declare dividends to Huntington in 1995 of approximately $224 million plus an additional amount equal to their net profits during 1995. In the year ended December 31, 1994, Huntington declared cash dividends of approximately $93 million.

        If, in the opinion of the applicable regulatory authority, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank or thrift, could include the payment of dividends), such authority may require, after notice and hearing, that such bank or thrift cease and desist from such practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

        The level of deposit premiums affects the profitability of subsidiary banks and thrifts and thus the potential flow of dividends to parent companies. The FDIC has the authority to raise the insurance premiums for institutions in the BIF or the SAIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years from the enactment of FIRREA. Changes in the fundamental features of the system of assessing insurance premiums are also possible. In October 1994, the FDIC issued an advance notice of proposed rule making seeking public comment on a possible redefinition of the base on which insurance premiums are calculated. Such redefinition could have a significant effect on individul institutions. In addition, the FDIC has the authority to impose special assessments in certain circumstances.

        Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Assessment rates for deposit insurance premiums currently range from 0.23% to 0.31% for all depository institutions, depending upon the assessment category into which the insured institution is placed. The FDIC proposed in February 1995 to widen the range for BIF insured institutions to 0.04% for banks in the best risk classification and 0.31% for banks in the riskiest classification, effective at a point, expected to be early in the second half of 1995, when the 1.25% target reserve level for the BIF is attained. The FDIC also proposed to maintain the current range of assessment rates for the SAIF. Portions of the deposits of certain of Huntington's bank subsidiaries are insured by the SAIF. The portion of a bank's average assessment base that is attributable to the adjusted amount of deposits acquired from savings associations is assessed at the rate applicable to SAIF members and is treated as SAIF deposits. The insured depository subsidiaries of Huntington are all subject to this risk-based assessment system.

        Huntington incurred $25.3 million of FDIC insurance expense during 1994.

CAPITAL REQUIREMENTS

        The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Each of Huntington's banking and thrift subsidiaries is subject to substantially similar capital requirements adopted by applicable regulatory agencies.

        Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.

        The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate sublimit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

        Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio (total capital to risk-weighted assets) of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.

        Under the leverage guidelines, financial institutions are required to maintain a leverage ratio (Tier 1 capital to adjusted total assets, as specified in the guidelines) of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a leverage ratio which exceeds 3% by a cushion of at least 100 to 200 basis points.

        The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level. Furthermore, the Federal Reserve Board's guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.

        Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.

        As of December 31, 1994, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio for Huntington were as follows:

                                             Requirement             Huntington
                                             -----------             ----------

Tier 1 Risk-Based Capital Ratio                 4.00%                    9.55%

Total Risk-Based Capital Ratio                  8.00%                   13.57%

Tier 1 Leverage Ratio                           3.00%                    7.99%

As of December 31, 1994, each of Huntington's bank and thrift subsidiaries had capital in excess of the minimum requirements.

        The Federal Reserve Board, the OCC, and the FDIC proposed in September 1993 to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration by commercial banks of interest rate risk. It is anticipated that the regulatory agencies will issue a revised proposed rule for further public comment. Pending issuance of such revised proposal, Huntington's management cannot determine what effect, if any, an interest rate risk component would have on the capital of its subsidiary commercial banks.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

        In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

        Among other things, FDICIA requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

        The federal banking regulatory agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

        FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any of Huntington's depository institution subsidiaries is required to submit a capital restoration plan, Huntington would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

        Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, as of December 31, 1994, Huntington's depository subsidiaries had brokered deposits of $56.7 million, compared to $34.3 million as of December 31, 1993.

        FDICIA, as amended, directs that each federal banking regulatory agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, and stock valuation. The Federal Reserve Board has adopted a regulation in the form of guidelines covering most of these items, and the other federal banking regulatory agencies are expected to adopt identical regulations shortly. Huntington believes that the regulation and guidelines will not have a material effect on the operations of its depository institution subsidiaries.

RECENT DEVELOPMENTS

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state will be permissible one year after enactment. Interstate branching and consolidations of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The permissibility of consolidations and branching may be accelerated by "opt-ins" by individual states. A state may also, until June 1, 1997, adopt legislation to "opt-out" of interstate branching and consolidations, but in that event the state's own banks become ineligible to branch into, or consolidate their operations, in other states.

        The Riegle Community Development and Regulatory Improvement Act of 1994, also enacted in September 1994, made several changes in existing law affecting bank holding companies, including a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, nonbanking activities.

GUIDE 3 INFORMATION

        Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Huntington's 1994 Annual Report to Shareholders, and is incorporated herein by reference:

                                                                                            Table            Page
Distribution of Assets, Liabilities and Shareholders'
Equity; Interest Rates and Interest Differential:
   Average Balance Sheet                                                                                    34, 35
   Net Interest Earnings Analysis                                                                           34, 35
   Change in Net Interest Income Due to
     Changes in Average Volume and
     Interest Rates                                                                          3                20
Investment Securities:
  Book Value of Investments                                                                  8                24
  Maturity Distribution and Yields                                                           8                24
Securities Available for Sale:

                                                                                            Table            Page
  Book Value of Investments                                                                   9               25
  Maturity Distribution and Yields                                                            9               25
Loan Portfolio:
   Types of Loans                                                                            13               31
   Maturities and Sensitivities to
     Changes in Interest Rates                                                               14               31

   Non-accrual, Past Due and
     Renegotiated Loans                                                                      12               30
   Potential Problem Loans                                                                                    31
   Foreign Outstandings                                                                                       33
   Loan Concentrations                                                                       13               31
Summary of Loan Loss Experience:
   Allowance for Loan Losses                                                                  4             21, 22
   Allocation of Allowance for Loan Losses                                                    5             21, 22
Deposits:
   Average Balances                                                                                         34, 35
   Large CD Maturities                                                                       11               29
Return on Equity and Assets                                                                   1               18
Short-Term Borrowings                                                                        10               29

ITEM 2:  PROPERTIES

        The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington occupies approximately 30 percent. The original lease term is 25 years, expiring in 2009, with renewal options for up to 50 years with no purchase option. The Huntington National Bank is a limited partner in the entity that owns the building. In addition to these headquarters, Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located throughout Ohio. Of these properties, Huntington owns the twelve-story and thirteen-story office buildings, The Huntington Mortgage Company building, the building in Troy, Michigan, and the operations centers located in Cleveland and Columbus. All of the other major properties are held under long-term leases.

ITEM 3:  LEGAL PROCEEDINGS

        Information required by this item is set forth in Note 12 of Notes to Consolidated Financial Statements on page 51 of the 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

                                    Part II
                                    -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ National Market System under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 1995, Huntington had 30,943 shareholders of record.

        Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics, Non Performing Assets (Quarterly Data)" on page 37 of the 1994 Annual

Report to Shareholders, and is incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth under "Item 1: Business-Regulatory Matters-Dividend Restrictions" above and in Notes 9 and 21 of Notes to Consolidated Financial Statements on pages 49 and 56, respectively, of the 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

        Information required by this item is set forth in Table 1 on page 18 of Huntington's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this item is set forth on pages 18 - 33 of Huntington's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this item is set forth on pages 42 - 58 (consolidated financial statements), and on page 59 (report of independent auditors), of Huntington's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   Part III
                                   --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 3 through 5, under the caption "Executive Officers of the Corporation" on pages 26 through 28, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 34, of Huntington's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

        Information required by this item is set forth under the caption "Executive Compensation" on pages 10 through 19, and under the caption "Compensation of Directors" on pages 6 through 8, of Huntington's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 8 through 10 of Huntington's 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item is set forth under the caption "Transactions With Directors and Officers" on page 10 of Huntington's 1995 Proxy Statement, and is incorporated herein by reference.

                                   Part IV
                                   -------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this report:

        (1) The following consolidated financial statements and report of independent auditors appearing in Huntington's 1994 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8:

                                                                                  Annual
                                                                               Report Page
                                                                               -----------
            Consolidated Balance Sheets as of                                       42
                   December 31, 1994 and 1993

            Consolidated Statements of Income                                       43
                   for the years ended December 31,
                   1994, 1993 and 1992

            Consolidated Statements of Changes                                      44
                   in Shareholders' Equity for the years
                   ended December 31, 1994, 1993 and 1992

            Consolidated Statements of Cash Flows                                   45
                   for the years ended December 31,
                   1994, 1993 and 1992

            Notes to Consolidated Financial Statements                              46-58

            Report of Independent Auditors                                          59


        (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

        (3) The exhibits required by this item are listed in the Exhibit Index on pages 12 through 13 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(s) in the Exhibit Index.

   (b) During the quarter ended December 31, 1994, Huntington filed one Report on Form 8-K. The report was dated October 18, 1994. The information contained therein was filed under report item number five, "Other Events", and contained Huntington's press release to announce the results of operations for the quarter ended September 30, 1994.

   (c)  The exhibits to this Form 10-K begin on page 12.

   (d)  See Item 14(a)(2) above.

Signatures
- ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of February, 1995.

                      HUNTINGTON BANCSHARES INCORPORATED
                      ----------------------------------
                                 (Registrant)

By:  /s/Frank Wobst                                             By:  /s/Gerald R. Williams
     --------------------------------                                ---------------------------------
     Frank Wobst                                                Gerald R. Williams
     Director, Chairman and                                     Executive Vice President and
     Chief Executive Officer                                    Chief Financial Officer
     (Principal Executive Officer)                              (Principal Financial Officer)


By:   /s/John D. Van Fleet
     --------------------------------
     John D. Van Fleet
     Senior Vice President and
     Corporate Controller
     (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of February, 1995.

/s/Don Monroe Casto, III                                  /s/Timothy P. Smucker
- --------------------------------                          -----------------------------------
Don Monroe Casto, III                                     Timothy P. Smucker
Director                                                  Director

/s/Don Conrad                                             /s/Zuheir Sofia
- --------------------------------                          -----------------------------------
Don Conrad                                                Zuheir Sofia
Director                                                  Director

/s/John B. Gerlach                                        /s/Marvin E. White
- --------------------------------                          -----------------------------------
John B. Gerlach                                           Marvin E. White
Director                                                  Director

/s/W. Lee Hoskins                                         /s/William J. Williams
- --------------------------------                          -----------------------------------
W. Lee Hoskins                                            William J. Williams
Director                                                  Director

/s/Wm. J. Lhota
- --------------------------------                          -----------------------------------
Wm. J. Lhota                                              Milton A. Wolf
Director                                                  Director

/s/Gerald E. Mayo
- --------------------------------
Gerald E. Mayo
Director

Exhibit Index
- -------------

3(i).  Articles of Restatement of Charter, Articles of Amendment to Articles of
            Restatement of Charter, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(ii).  Bylaws -- previously filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

4(a).  Instruments defining the Rights of Security Holders -- reference is made to Articles V, VIII and X of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).   Rights Plan, dated February 22, 1990, between Huntington Bancshares
            Incorporated and The Huntington Trust Company, National Association -- previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

10.    Material contracts:

       (a) Employment Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Frank Wobst -- previously filed as
                Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (b) Employment Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Zuheir Sofia -- previously filed as
                Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (c) Employment Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and W. Lee Hoskins -- previously filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (d) Executive Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Frank Wobst -- previously filed as
                Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (e) Executive Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Zuheir Sofia -- previously filed as
                Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (f) Executive Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and W. Lee Hoskins -- previously filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       (g) Form of Executive Agreement for certain executive officers -- previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

       (h) Schedule identifying material details of Executive Agreements, substantially similar to 10(g).

       (i) Incentive Compensation Plan -- previously filed as Exhibit 10(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

       (j) Long-Term Incentive Compensation Plan, as amended and effective for performance cycles beginning on or after January 1, 1992 -- previously filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

     (k)  Supplemental Executive Retirement Plan -- previously filed as Exhibit
                10(g) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

     (l)  Deferred Compensation Plan and Trust for Directors -- reference is made to Exhibit 4(a) of Post-Effective Amendment No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

    (m)(1)   1983 Stock Option Plan -- reference is made to Exhibit 4A of
                  Registration Statement on Form S-8, Registration No. 2-89672, filed with the Securities and Exchange Commission on February 27, 1984, and incorporated herein by reference.

      (2)    1983 Stock Option Plan -- Second Amendment -- previously filed as Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

      (3)    1983 Stock Option Plan -- Third Amendment -- previously filed as Exhibit 10(j)(3) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

      (4)    1983 Stock Option Plan -- Fourth Amendment -- previously filed as Exhibit (m)(4) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (n)(1)    1990 Stock Option Plan -- reference is made to Exhibit 4(a) of
                  Registration Statement on Form S-8, Registration No. 33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

      (2)    First Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(q)(2) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

     (o)  The Huntington Supplemental Stock Purchase and Tax Savings Plan and
                Trust (as amended and restated as of February 9, 1990) -- previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

     (p)  Deferred Compensation Plan and Trust for Huntington Bancshares
                Incorporated Directors -- reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

     (q)  Huntington Bancshares Incorporated Retirement Plan For Outside
                Directors, previously filed as Exhibit 10(t) to Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

     (r)  1994 Stock Option Plan -- reference is made to Exhibit 4(a) of
                Registration Statement on Form S-8, Registration No. 33-52553, filed with the Securities and Exchange Commission on March 8, 1994, and incorporated herein by reference.

     (s)  Huntington Supplemental Retirement Income Plan

11.  Statement re:  Computation of Earnings Per Share

13.  Portions of Huntington's 1994 Annual Report to Shareholders.

21.  Subsidiaries of the Registrant.

23.  Consent of Independent Auditors.

27.  Financial Data Schedule