Form 10-Q
period 1995-03-31
HUNTINGTON BANCSHARES INC/MD
filed 1995-05-15
CIK 49196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934
                     QUARTERLY PERIOD ENDED MARCH 31, 1995


                         Commission File Number  0-2525


                       HUNTINGTON BANCSHARES INCORPORATED



             MARYLAND                                           31-0724920
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                  41 SOUTH HIGH STREET, COLUMBUS, OHIO  43287


                  Registrant's telephone number (614) 480-8300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


         Yes   X                  No
             ====                    ====


There were 130,065,898 shares of Registrant's without par value common stock outstanding on April 30, 1995.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


- --------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                MARCH 31,      DECEMBER 31,      MARCH 31,
                                                                           1995             1994            1994
                                                                        -----------      -----------     -----------
ASSETS
Cash and due from banks..............................................      $867,842         $885,327        $730,999
Interest bearing deposits in banks...................................         1,117            3,059             710
Trading account securities...........................................        25,558            9,427           6,950
Federal funds sold and securities
     purchased under resale agreements...............................         5,800            5,329          21,818
Mortgages held for sale..............................................       117,404          138,997         626,544
Securities available for sale - at fair value........................     3,329,176        3,304,493       2,975,267
Investment securities - fair value $453,094 ; $474,147 and
     $405,541,  respectively.........................................       451,694          475,692         395,827
Total loans (1)......................................................    12,687,137       12,264,436      11,121,275
     Less allowance for loan losses..................................       199,256          200,492         214,111
                                                                        -----------      -----------     -----------
Net loans............................................................    12,487,881       12,063,944      10,907,164
                                                                        -----------      -----------     -----------
Premises and equipment...............................................       285,571          288,793         289,111
Customers' acceptance liability......................................        61,300           53,883          58,312
Accrued income and other assets......................................       511,228          541,696         474,766
                                                                        -----------      -----------     -----------
TOTAL ASSETS.........................................................   $18,144,571      $17,770,640     $16,487,468
                                                                        ===========      ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1)...................................................   $11,940,846      $11,965,067     $11,687,534
Short-term borrowings................................................     3,084,605        2,898,201       2,293,193
Bank acceptances outstanding.........................................        61,300           53,883          58,312
Long-term debt.......................................................     1,253,032        1,214,052         805,287
Accrued expenses and other liabilities...............................       325,292          227,617         260,763
                                                                        -----------      -----------     -----------
     Total Liabilities...............................................    16,665,075       16,358,820      15,105,089
                                                                        -----------      -----------     -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          200,000,000 shares; issued and outstanding
          131,120,951 ; 131,119,504 and 104,410,747
          shares, respectively.......................................       912,330          912,318         902,107
      Less 1,215,779 ;  904,739 and 485,398
          treasury shares, respectively..............................       (22,168)         (16,577)        (11,683)
     Capital surplus.................................................       215,237          215,084         216,306
     Net unrealized losses on securities available for sale..........       (16,821)         (63,289)          8,947
     Retained earnings...............................................       390,918          364,284         266,702
                                                                        -----------      -----------     -----------
     Total Shareholders' Equity......................................     1,479,496        1,411,820       1,382,379
                                                                        -----------      -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................   $18,144,571      $17,770,640     $16,487,468
                                                                        ===========      ===========     ===========

See notes to consolidated financial statements.

(1) See page 7 for detail of total loans and total deposits.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


- -------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)                                    THREE MONTHS ENDED MARCH 31,
Interest and fee income                                                                   1995             1994
                                                                                       ----------------------------
     Loans...............................................................                 $269,918         $230,797
     Investment securities...............................................                    8,000            6,865
     Securities available for sale.......................................                   55,901           51,445
     Mortgages held for sale.............................................                    2,228           11,957
     Trading account.....................................................                      400              132
     Other...............................................................                      655              441
                                                                                       -----------      -----------
               TOTAL INTEREST INCOME.....................................                  337,102          301,637
                                                                                       -----------      -----------
Interest Expense
     Deposits............................................................                   93,908           67,616
     Short-term borrowings...............................................                   46,977           21,676
     Long-term debt......................................................                   23,168            9,178
                                                                                       -----------      -----------
               TOTAL INTEREST EXPENSE....................................                  164,053           98,470
                                                                                       -----------      -----------
               NET INTEREST INCOME.......................................                  173,049          203,167
                                                                                       -----------      -----------
Provision for loan losses................................................                    4,578            8,464
                                                                                       -----------      -----------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES......................                  168,471          194,703
                                                                                       -----------      -----------
Total non-interest income (1)............................................                   61,815           61,253
Total non-interest expense (1)...........................................                  147,046          154,025
                                                                                       -----------      -----------
               INCOME BEFORE INCOME TAXES................................                   83,240          101,931
Provision for income taxes...............................................                   29,385           35,189
                                                                                       -----------      -----------
               NET INCOME................................................                  $53,855          $66,742
                                                                                       ===========      ===========

PER COMMON SHARE (2)
     Net income..........................................................                    $0.41            $0.51
     Cash dividends declared.............................................                    $0.20            $0.16

AVERAGE COMMON SHARES OUTSTANDING........................................              130,236,851      129,840,298

See notes to consolidated financial statements .

(1) See page 8 for detail of non-interest income and non-interest expense.

(2) Restated for the five-for-four stock split distributed in July 1994.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


- ----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                     NET UNREALIZED
                                           COMMON    COMMON   TREASURY  TREASURY   CAPITAL   GAINS (LOSSES)  RETAINED
                                           SHARES     STOCK    SHARES    STOCK     SURPLUS   ON SECURITIES   EARNINGS      TOTAL
- ----------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1994:
BALANCE, BEGINNING OF PERIOD               104,411  $902,107     (608)  ($15,290)  $216,168       ---        $221,652   $1,324,637
  Change in accounting method
   for securities                                                                              65,548           1,624       67,172
  Net income                                                                                                   66,742       66,742
  Cash dividends declared
   ($.16 per share)                                                                                           (20,781)     (20,781)
  Stock options exercised                                          88      2,164        138                    (1,503)         799
  Treasury shares purchased                                      (359)    (8,309)                                           (8,309)
  Treasury shares sold:
   Shareholder dividend reinvestment plan                         229      5,718                                 (773)       4,945
   Employee stock purchase plan                                   165      4,034                                 (259)       3,775
  Change in net unrealized gains (losses)
   on securities available for sale                                                           (56,601)                     (56,601)
                                           -------  --------   ------   --------   --------  --------        --------   ----------
BALANCE, END OF PERIOD                     104,411  $902,107     (485)  ($11,683)  $216,306    $8,947        $266,702   $1,382,379
                                           =======  ========   ======   ========   ========  ========        ========   ==========

Three Months Ended March 31, 1995:
BALANCE, BEGINNING OF PERIOD               131,120  $912,318     (905)  ($16,577)  $215,084  ($63,289)       $364,284   $1,411,820
  Net income                                                                                                   53,855       53,855
  Cash dividends declared
   ($.20 per share)                                                                                           (25,986)     (25,986)
  Stock options exercised                                          19        337        116                      (398)          55
  Treasury shares purchased                                      (957)   (17,331)                                          (17,331)
  Treasury shares sold:
   Shareholder dividend reinvestment plan                         425      7,780          6                      (792)       6,994
   Employee stock purchase plan                                   202      3,623         31                       (45)       3,609
  Conversion of convertible notes                1        12                                                                    12
  Change in net unrealized gains (losses)
   on securities available for sale                                                            46,468                       46,468
                                           -------  --------   ------   --------   --------  --------        --------   ----------
BALANCE, END OF PERIOD                     131,121  $912,330   (1,216)  ($22,168)  $215,237  ($16,821)       $390,918   $1,479,496
                                           =======  ========   ======   ========   ========  ========        ========   ==========

 See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                THREE MONTHS ENDED MARCH 31,
                                                                             1995             1994
                                                                         -----------       -----------
OPERATING ACTIVITIES
 Net Income..........................................................    $    53,855       $    66,742
 Adjustments to reconcile net income to net cash
 provided by operating activities
      Provision for loan losses......................................          4,578             8,464
      Provision for other real estate................................         (1,011)           (1,755)
      Provision for depreciation and amortization....................         13,288            18,030
      Deferred income tax expense....................................            814             3,001
      (Increase) decrease in trading account securities..............        (16,131)           15,014
      Decrease in mortgages held for sale............................         21,593           405,794
      Net gains on sales of securities available for sale............            (16)           (1,748)
      Net gains on calls of investment securities....................            (45)              (50)
      (Increase) decrease in accrued income receivable...............         (3,590)            2,485
      Net (increase) decrease in other assets........................         (8,143)           45,503
      (Decrease) increase in accrued expenses........................         (3,703)           26,027
      Net increase (decrease) in other liabilities...................         76,350           (16,961)
                                                                         -----------       -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES................        137,839           570,546
                                                                         -----------       -----------

INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks.....................          1,942            11,900
  Proceeds from :
    Maturities of investment securities..............................          5,074             6,584
    Maturities of securities available for sale......................         32,000           183,339
    Calls of investment securities...................................         19,017            11,738
    Sales and calls of securities available for sale.................        680,228           769,293
  Purchases of :
    Investment securities............................................            ---           (55,452)
    Securities available for sale....................................       (664,461)          (72,819)
  Net loan originations...............................................      (419,723)         (178,181)
  Proceeds from disposal of fixed assets.............................            111                54
  Purchases of premises and equipment................................         (4,499)           (5,975)
  Proceeds from sales of other real estate...........................         18,244             2,690
                                                                         -----------       -----------
            NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.....       (332,067)          673,171
                                                                         -----------       -----------

FINANCING ACTIVITIES
  Decrease in total deposits..........................................       (15,466)         (356,611)
  Increase (decrease) in short-term borrowings.......................        186,404          (902,270)
  Proceeds from issuance of long-term debt...........................         50,000            49,950
  Payment of long-term debt...........................................       (11,065)           (7,477)
  Dividends on common stock...........................................       (18,992)          (15,836)
  Acquisition of treasury stock.......................................       (17,331)           (8,309)
  Sales of treasury stock.............................................         3,609             3,775
  Proceeds from exercise of stock options............................             55               799
                                                                         -----------       -----------
            NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.....        177,214        (1,235,979)
                                                                         -----------       -----------
            CHANGE IN CASH AND CASH EQUIVALENTS......................        (17,014)            7,738
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........        890,656           745,079
                                                                         -----------       -----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD...............    $   873,642       $   752,817
                                                                         ===========       ===========


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
A. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Notes to the Consolidated Financial Statements appearing in Huntington's 1994 Annual Report to Shareholders should be read in conjunction with these interim financial statements.

B. On January 1, 1995, Huntington adopted Financial Accounting Standards Board Statement (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under the new standards the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with FAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral-dependent loans. As permitted by the new FASs, Huntington continues to apply the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

         Under FAS 114, $27.6 million of non-performing loans presented in the table on page 20 of this report are considered impaired. Included in this amount is $13.9 million of impaired loans for which the related allowance for loan losses is $6.9 million and $13.7 million of impaired loans that as a result of write-downs do not have an allowance for loan losses.

C. Huntington acquired Security National Corporation (Security), a $189 million one-bank holding company headquartered in Maitland, Florida on May 1, 1995. Huntington issued 2.4 million shares of common stock in exchange for all of Security's common stock in a transaction accounted for as a pooling-of-interests.

         Huntington also expects to consummate the acquisitions of Reliance Bank of Florida (Reliance), a $98 million bank headquartered in Melbourne, Florida, and First Seminole Bank (First Seminole), a $51 million bank headquartered in Lake Mary, Florida, in the second quarter. The Reliance merger is to be accounted for as a pooling-of-interests, while the acquisition of First Seminole will be accounted for as a purchase.

         Proforma results of operations for these business combinations have been excluded due to the immaterial impact on Huntington's consolidated earnings.

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, restated for the five-for-four stock split distributed in July 1994. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income.

- --------------------------------------------------------------------------------
FINANCIAL REVIEW

- -----------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
- -----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                       MARCH 31,       DECEMBER 31,       MARCH 31,
                                                                                  1995             1994              1994
                                                                               -----------      ------------      -----------
Commercial.................................................................     $3,880,320       $3,610,892        $3,462,109
Tax-free...................................................................         55,709           58,006            69,469
Real Estate
     Construction..........................................................        325,736          304,769           307,565
     Commercial............................................................      1,422,673        1,378,398         1,271,222
     Residential...........................................................      1,612,247        1,624,367         1,406,196
Consumer...................................................................      4,713,666        4,641,946         4,092,007
Lease financing............................................................        676,786          646,058           512,707
                                                                               -----------      -----------       -----------
     TOTAL LOANS...........................................................    $12,687,137      $12,264,436       $11,121,275
                                                                               ===========      ===========       ===========


- -----------------------------------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
- -----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                       MARCH 31,       DECEMBER 31,       MARCH 31,
                                                                                  1995             1994              1994
                                                                               -----------      ------------      -----------
Demand deposits
     Non-interest bearing..................................................     $2,068,690       $2,169,095        $1,969,913
     Interest bearing......................................................      2,448,218        2,646,785         2,740,762
Savings deposits...........................................................      2,129,848        2,227,406         2,579,637
Certificates of deposit of $100,000 or more................................        718,780          605,763           603,483
Other domestic time deposits...............................................      4,303,904        3,909,061         3,399,639
Foreign time deposits......................................................        271,406          406,957           394,100
                                                                               -----------      -----------       -----------
     TOTAL DEPOSITS........................................................    $11,940,846      $11,965,067       $11,687,534
                                                                               ===========      ===========       ===========

- --------------------------------------------------------------------------------
FINANCIAL REVIEW

- -----------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
- -----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                    THREE MONTHS ENDED
                                                                                  MARCH 31,               PERCENT
                                                                             1995           1994          CHANGE
- -----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts ..................................     $22,365        $18,566         20.46 %
Mortgage banking .....................................................      10,606         17,073        (37.88)
Trust services .......................................................       8,055          8,128         (0.90)
Credit card fees .....................................................       7,978          6,933         15.07
Investment product sales .............................................       1,699          1,873         (9.29)
Securities gains......................................................          61          1,798        (96.61)
Other ................................................................      11,051          6,882         60.58
                                                                          --------       --------
TOTAL NON-INTEREST INCOME ..........................................       $61,815        $61,253          0.92 %
                                                                          ========       ========

- -----------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
- -----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                    THREE MONTHS ENDED
                                                                                  MARCH 31,               PERCENT
                                                                             1995           1994          CHANGE
- -----------------------------------------------------------------------------------------------------------------
Salaries .............................................................     $55,500        $57,079         (2.77)%
Commissions ..........................................................       1,674          3,081        (45.67)
Employee benefits ....................................................      15,537         16,435         (5.46)
Net occupancy ........................................................      10,527         10,115          4.07
Equipment ............................................................       9,703          9,499          2.15
FDIC insurance .......................................................       6,391          6,531         (2.14)
Credit card ..........................................................       6,197          5,657          9.55
Printing and supplies ................................................       3,531          3,466          1.88
Advertising ..........................................................       3,011          4,188        (28.10)
Legal and loan collection ............................................       2,026          1,401         44.61
Other ................................................................      32,949         36,573         (9.91)
                                                                          --------       --------
TOTAL NON-INTEREST EXPENSE ...........................................    $147,046       $154,025         (4.53)%
                                                                          ========       ========

2.  Management's Discussion and Analysis

OVERVIEW

         Huntington reported net income of $53.9 million, or $.41 per share, for the first quarter of 1995 compared with $66.7 million, or $.51 per share, for the same period last year. Returns on average assets (ROA) and average equity (ROE) were 1.23% and 15.11%, respectively, for the most recent quarter. For the comparable period in 1994, ROA was 1.60% and ROE was 19.26%.

         The substantially higher interest rates and competitive market environment that presented challenges in the final six months of 1994 continued to compress the net interest margin and adversely impact fee income from mortgage banking activities and retail investment product sales. Strong loan growth, coupled with reduced operating costs, enabled Huntington to lessen the effects of these external pressures.

         Total assets were $18.1 billion at March 31, 1995, up slightly from December 31, 1994, and an increase of 10.1% from one year ago. Loan volumes continue to be solid, as average total loans increased to $12.5 billion for the first quarter of the year, compared with $12.0 billion for the final quarter of 1994 and $11.0 billion for the same period last year. Conversely, rising interest rates have curtailed residential loan production at Huntington's mortgage banking subsidiary, resulting in a substantial decrease in mortgages held for sale over the past twelve months.

         Total deposits at the most recent quarter end are relatively flat compared with both December 31 and March 31, 1994. The mix of deposits has changed, as retail customers have shifted their investment preferences, opting for the higher yields available through certificates of deposit. Huntington's short-term borrowings and long-term debt both increased from a year ago, principally as a result of issuing short and medium term notes through its lead subsidiary, The Huntington National Bank.

         Shareholders' equity was $1.5 billion at March 31, 1995, an increase of 7.0% from the end of the first quarter of 1994. Huntington's regulatory capital ratios, including those of its banking and thrift subsidiaries, show continued strength and exceed the minimum levels established for well-capitalized institutions.

NET INTEREST INCOME

         For the three months ended March 31, 1995, Huntington reported net interest income of $173.0 million, compared with $203.2 million for the same period last year. The net interest margin, on a fully tax equivalent (FTE) basis, was 4.27% in the quarter just ended and 5.31% in the first three months of 1994. The reduced level of net interest income and lower margin were the result of rising interest rates, which increased Huntington's funding costs more rapidly than its yields on earning assets. Competitive pressures on loan and deposit pricing, as well as actions taken by management to reduce earnings sensitivity to rising rates, also put downward pressure on the net interest margin. In the near term, management anticipates the margin will fall slightly from current levels, and the potential for further downward pressure exists if Huntington chooses to increase balance sheet leverage via the purchase of additional investment securities.

INTEREST RATE RISK MANAGEMENT

         The principal objective of asset/liability management is to maximize shareholder value in a manner consistent with prudent balance sheet management. Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. This is accomplished with the oversight of the Asset/Liability Management Committee
(ALCO), which is comprised of key members of executive management. ALCO establishes policies and operating limits that govern the management of market risk as well as ensure maintenance of adequate liquidity. Both on- and off-balance sheet strategies and programs are regularly reviewed and monitored by ALCO to confirm their consistency with Huntington's operating objectives as well as to evaluate their appropriateness in light of changing market and business conditions.

         Actively and effectively managing interest rate risk requires the use of a variety of financial instruments and funding sources. On-balance sheet investment and funding vehicles, along with off-balance sheet financial instruments such as interest rate swaps, interest rate caps/floors, and financial futures represent the primary means by which Huntington responds to the balance sheet mismatches created by customer loan and deposit preferences and to changing market conditions. These activities are closely monitored by ALCO.

         Over the past year, Huntington has undertaken several strategies to protect earnings against rising rates. These have included the sale of over $2 billion of intermediate term fixed rate securities which have been subsequently replaced with variable rate instruments or other investments of shorter duration, the issuance of term fixed-rate retail and wholesale liabilities, and the adjustment of interest rate swap and other off-balance sheet positions. These initiatives significantly changed Huntington's interest rate risk exposure and resulted in a balance sheet position at the end of 1994 and as of the most recent quarter end which is generally neutral to changes in interest rates.

         Huntington monitors its interest rate risk exposure by measuring the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The net interest income-at-risk estimation is determined using multiple interest rate and balance sheet scenarios to provide management a framework for evaluating its risk tolerance under various market conditions.

         At March 31, 1995, the results of Huntington's internal interest sensitivity analysis indicate that a 100 basis point increase in the federal funds rate (assuming a 25 basis point increase per quarter) and corresponding changes in other market rates reflected in Huntington's interest rate forecast would result in a change in annual net interest income ranging between an increase of .7% and a decrease of .3%. This represents a reduction from one year ago, at which time the equivalent exposure was a decrease of 2.5-3.0%. Assuming a gradual 200 basis point increase in rates, the sensitivity analysis indicates a change in net interest income ranging between an increase of .4% and a decrease of 1.6%. A decline in rates of 200 basis points is expected to reduce net interest income by approximately 1%, reflecting the presumption that certain core deposits, whose rates have not repriced upward over the past 300 basis point increase in short-term rates, will not reprice downward in a falling rate environment. Huntington uses a range in measuring its "at-risk" position because of varying assumptions regarding the volume and rate behaviors of certain loans and core deposits under the rising rate scenarios.

         Interest rate swaps are the principal off-balance sheet vehicles used by Huntington for asset/liability management. In addition to the transactional efficiencies afforded by a swap structure, which is less costly to execute than a comparable cash instrument, the overall swap strategy has enabled Huntington to lower the costs of raising wholesale liabilities and has allowed management to synthetically alter, or customize, the repricing characteristics of selected on-balance sheet financial instruments. Financial futures and interest rate caps/floors, as well as forward delivery contracts purchased in connection with mortgage banking activities, are also integral to asset/liability management. These off-balance sheet financial instruments are often more attractive than the use of cash securities or other on-balance sheet alternatives because, though they provide similar protection against interest rate movements, they require less capital and may not impede liquidity.

         The notional amount of off-balance sheet positions used by Huntington for purposes other than interest rate risk management, consisting principally of transactions entered into on behalf of customers for which the related interest rate risk is countered by offsetting third party contracts, was $693 million at March 31, 1995. Total credit exposure from such contracts was $6.9 million at the most recent quarter end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the discussion of off-balance sheet financial instruments and the related tables which follow.

         In the first quarter of 1995, interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes decreased interest income by $4.5 million and increased interest expense by $7.0 million. For the same period last year, these products increased interest income by $15.1 million and decreased interest expense by $9.2 million. Included in the preceding amounts is amortization of deferred gains and losses from previously terminated contracts, which (decreased)/increased net interest income by $(3.9) million and $6.8 million, respectively, in 1995 and 1994. Expressed in terms of the net interest margin, the effect of the off-balance sheet portfolio was a reduction of 28 basis points for the most recent quarter and an addition of 63 basis points for the first three months of 1994.

         The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. Since year end, expectations regarding the future direction of interest rates have shifted, with the marketplace now anticipating relatively stable rates over the next year versus the expectations which prevailed at the end of 1994 for significantly higher rates. Consequently, the net unrealized loss decreased considerably from $268.9 million at December 31, 1994, to $140.9 million at the end of March 1995. The market values at the most recent quarter end are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management has made no assumptions with respect to future changes in interest rates for purposes of the variable rate information and the indexed amortizing swap maturities presented below.

                                                     Average                    Average Rate
                                        Notional     Maturity     Market      -----------------
(dollars in millions)                    Value       (years)      Value       Receive      Pay
- -----------------------------------------------------------------------------------------------
March 31, 1995:

ASSET CONVERSION SWAPS
Receive fixed-generic                   $ 1,583       3.34        ($14.3)     6.49%        6.26%
Receive fixed-amortizing                    894       2.65        ( 48.7)     5.23         6.31
                                        -------                   ------
TOTAL ASSET CONVERSION SWAPS            $ 2,477       3.09        ($63.0)     6.04%        6.28%
                                        =======                   ======

LIABILITY CONVERSION SWAPS
Receive fixed-generic                   $   700       5.26        ($26.9)     5.51%        6.40%
Receive fixed-amortizing                    564       2.57        ( 28.4)     5.21         6.31
Pay fixed-generic                         2,459       1.17        (  1.7)     6.19         6.76
                                        -------                   ------
TOTAL LIABILITY CONVERSION SWAPS        $ 3,723       2.15        ($57.0)     5.92%        6.62%
                                        =======                   ======

BASIS PROTECTION SWAPS                  $   700       1.82        ($20.9)     5.98%        6.34%
                                        =======                   ======

         The portfolio of amortizing swaps consists of contracts with notional values that are indexed to certain market interest rates, primarily the London inter-bank offered rate (LIBOR) or Constant Maturity U.S. Treasury yields
(CMT). To a much lesser degree, other contracts are amortized based upon the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional values will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive floating rates of interest according to different indices. All receive and pay amounts applicable to Huntington's basis swaps are determined by LIBOR, the prime rate, or other indices common to the banking industry. The basis swaps have embedded written periodic caps and, in some cases, purchased periodic floors. Also, embedded in the receive fixed-generic swaps is $250 million of written caps.

         The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At March 31, 1995, Huntington's credit risk from interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes was $35.9 million, which is significantly less than the notional value of the contracts, and represents the sum of the aggregate fair value of positions that have become favorable to Huntington and any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate non-performance in the future by any such counterparties.

         The following table summarizes activity in the interest rate swap portfolio used for asset/liability management purposes during the first three months of 1995 and 1994:

                                  Asset        Liability        Basis
                                Conversion     Conversion     Protection
                                ----------------------------------------

                                             (in millions)

Balance at December 31, 1994      $2,508         $3,332         $1,000
  Additions                          ---            525            ---
  Maturities/Amortization            (31)          (100)          (300)
  Terminations                       ---            (34)           ---
                                  ------         ------         ------
Balance at March 31, 1995         $2,477         $3,723         $  700
                                  ======         ======         ======

Balance at December 31, 1993      $2,281         $1,821         $2,800
  Additions                           75            100            200
  Maturities/Amortization           (219)           ---            ---
  Terminations                      (300)           ---           (250)
                                  ------         ------         ------
Balance at March 31, 1994         $1,837         $1,921         $2,750
                                  ======         ======         ======

         Terminations reflect the decisions made by ALCO to modify, refine, or change balance sheet management strategies, as a result of either a change in overall interest rate risk tolerances or changes in balance sheet composition. At March 31, 1995, Huntington had deferred approximately $69.0 million of net realized losses from terminated interest rate swaps, which are to be amortized as yield adjustments over the remaining term of the original contracts, as presented below.

                                                         Amortizing In
                                   ------------------------------------------------------
                                   1995            1996             1997           Total
                                   ----            ----             ----           -----

                                                       (in millions)
MARCH 31, 1995:
Deferred gains                   $ 10.8          $  7.8           $  1.3           $ 19.9
Deferred losses                   (31.1)          (41.3)           (16.5)           (88.9)
                                 --------         ------          ------           ------
Net losses                       $(20.3)         $(33.5)          $(15.2)          $(69.0)
                                 ======          ======           ======           ======

NON-INTEREST INCOME

         During the first three months of 1995, non-interest income, exclusive of securities transactions, increased $2.3 million, or 3.9%, relative to the first quarter 1994 results. Service charges on deposits and credit card fees showed the most significant increases from the corresponding period of last year. Various components of other non-interest income were also up when comparing the two periods, including trading account profits and income from various fee based initiatives. Huntington also recognized a gain of approximately $800,000 on the sale of an other real estate property during the most recent quarter. Results for the initial three months of 1994 were adversely impacted by a $1.1 million lower of cost or market adjustment on an interest rate floor linked to purchased mortgage servicing rights. The combined effect of these factors offset a 37.9% reduction in mortgage banking income.

         The major components of mortgage banking income were as follows:

                                                 First Quarter
                                           -------------------------
                                             1995              1994
                                           -------           -------

                                                (in thousands)

Net servicing fees                         $ 4,563           $ 5,365
Fee income                                     837             5,594
Gain on sale of
  servicing rights                           4,190             4,398
Other                                        1,016             1,716
                                           -------           -------
                                           $10,606           $17,073
                                           =======           =======

         The decrease in fee income which is apparent from the above table is the result of a significant drop in mortgage loan production from approximately $1.0 billion in the first three months of 1994 to $162.9 million in the quarter just ended. Though origination volumes were down considerably during 1994 compared with the unprecedented levels achieved the preceding year, the decline was much more pronounced in the second half of the year as substantially higher interest rates curtailed production industry-wide. Accordingly, mortgage loan originations in the first quarter of last year were still relatively strong.

         Net servicing fees in the first three months of 1995 were approximately 15% less than the amount reported in the corresponding period of last year, principally because of sales of servicing rights over the past twelve months. This decrease was offset, in part, by reduced amortization of excess mortgage servicing rights (EMSRs), which resulted from a decline in the
level of mortgage loan prepayments.   A summary of the servicing portfolio
follows:

                                                                     As of March 31,
                                                                   1995          1994
                                                                   ----          ----

                                                                (in thousands of dollars)

Loan principal, including temporary subservicing
  of $598,703 and $2,026,738, respectively                       $5,526,837    $8,619,494
Weighted average:
  Coupon rate                                                         8.17%         7.88%
  Contractual maturity                                              21 yrs.       22 yrs.

Huntington sold "bulk" servicing rights of $349.6 million in the most recent quarter versus $627.8 million in the same quarter a year ago.

NON-INTEREST EXPENSE

         Non-interest expense declined 4.5% when comparing the first quarter 1995 results with the same period of 1994. This decrease is primarily attributable to reduced personnel costs, much of which related to Huntington's recent restructuring of its mortgage banking operation. The slower mortgage market which precipitated staff reductions also resulted in a drop in various components of other non-interest expense such as amortization of purchased mortgage servicing rights (PMSRs).

ASSET QUALITY

         Huntington's exposure to credit risk is actively managed through the use of underwriting standards which emphasize "in- market" lending to established borrowers. Highly leveraged transactions and industry or other concentrations are avoided. Huntington's management also employs extensive monitoring procedures to ensure the adequacy of the allowance for loan losses
(ALL), including timely reviews of specific credits, monthly analysis of delinquencies, assessment of current economic conditions, and other relevant factors.

         Huntington's asset quality remains among the best of the largest banking companies in the country. Non-performing loans, which represent only .41% of total loans at the most recent quarter end, were as follows:

                           March 31,        December 31,       March 31,
                              1995              1994             1994
                           ---------        ------------       ---------

                                         (in millions)

Commercial                  $19.2              $21.0             $30.8
Construction                  3.7                4.6              23.1
Commercial real estate       20.6               10.1               7.5
Residential mortgage          8.6                8.7               6.3
Consumer                       .2                 .1                .4
                            -----              -----             -----
Total                       $52.3              $44.5             $68.1
                            =====              =====             =====

         Net charge-offs as a percentage of average total loans continued their downward trend to .19% (annualized) in the first three months of the year, compared with .24% for all of 1994. These strong credit quality measures enabled Huntington to reduce the provision for loan losses in the first quarter of 1995 versus the same period last year. The ALL as a percentage of total loans was 1.57% as of March 31, 1995, compared with a ratio of 1.93% one year ago. Huntington believes this decrease is appropriate, as the ratio of the ALL to non-performing loans remains strong at 381%, up from 314% at the end of the first quarter of 1994.

         In addition to the improvements in credit quality referred to above, net other real estate (ORE) has declined $39.1 million during the past twelve months to $26.5 million at March 31, 1995. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce non-performing assets.

CAPITAL

         Huntington's capital position continues to be strong. Shareholders' equity at the most recent quarter end was approximately $1.5 billion, an increase of 7.0% from March 31, 1994. Average equity to average assets was 8.11% in the first three months of 1995, and was relatively flat with the ratio of 8.29% reported for the same period last year. At March 31, 1995, the Tier 1 and total risk-based capital ratios were 9.46% and 13.41%, respectively, and exceeded the corresponding minimum levels to be considered "well capitalized" of 6% and 10%, respectively. Huntington's Tier 1 leverage ratio of 7.76% also exceeded the minimum regulatory requirement of 5%.

         On April 27, 1995, the Board of Directors authorized Huntington to repurchase up to 10.0 million additional shares of its common stock. The new authorization represents a continuation of the August 1987 Common Stock Repurchase Program and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans (e.g., dividend reinvestment, employee stock purchase, etc.) as well as for other corporate purposes. It is expected that 5.0 million shares of the most recent authorization, plus the 1.9 million shares remaining at March 31 that were previously authorized, will be repurchased by the end of the current year. The other 5.0 million shares will be repurchased as needed in 1996.

NEW ACCOUNTING STANDARDS

         As more fully discussed in Note B. to the unaudited consolidated financial statements, Huntington adopted Financial Accounting Standards Board Statement (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by FAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" effective January 1, 1995. The adoption of the new FASs did not have a material effect on Huntington's financial statements.

         The FASB has also issued an Exposure Draft (ED) dated June 1994, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans", that would amend certain provisions of FAS No. 65, which currently governs the accounting for mortgage banking activities. The most significant change proposed in the ED involves the recognition of rights to service loans for others as separate assets, regardless of whether purchased or originated with the positive intent to resell. A final statement from the FASB is expected in the second quarter of 1995, the provisions of which are expected to be applied prospectively to transactions subsequent to the date of adoption. Because a final pronouncement has not yet been issued, Huntington is unable to determine the potential effects of the accounting change.

- --------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

- -------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)
                                                          -----------        -----------    -----------
THREE MONTHS ENDED MARCH 31,                                  1995               1994         %CHANGE
                                                          -----------        -----------    -----------
NET INCOME...........................................         $53,855            $66,742          (19.3)%
PER COMMON SHARE AMOUNTS  (1)........................
     Net income......................................           $0.41              $0.51          (19.6)
     Cash dividends declared.........................           $0.20              $0.16           25.0
AVERAGE SHARES OUTSTANDING  (1)......................     130,236,851        129,840,298            0.3
KEY RATIOS
Return on:
     Average total assets............................            1.23%              1.60%         (23.1)
     Average shareholders' equity....................           15.11%             19.26%         (21.5)
Efficiency ratio.....................................           62.85%             58.71%           7.1
Average equity/average assets........................            8.11%              8.29%          (2.2)
NET INTEREST MARGIN..................................            4.27%              5.31%         (19.6)

- -----------------------------------------------------     -----------        -----------    -----------
AT MARCH 31,                                                  1995               1994         %CHANGE
                                                          -----------        -----------    -----------
Total Loans..........................................     $12,687,137        $11,121,275           14.1 %
Total Deposits.......................................     $11,940,846        $11,687,534            2.2
Total Assets.........................................     $18,144,571        $16,487,468           10.1
Shareholders' Equity.................................      $1,479,496         $1,382,379            7.0

Period-End Shares Outstanding (1)....................     129,905,172        129,906,686            -
Shareholders' Equity Per Common Share (1)............          $11.39             $10.64            7.0

Total Risk-Adjusted Assets...........................     $14,756,421        $12,878,406           14.6
Tier 1 Risk-Based Capital Ratio......................            9.46%             10.01%          (5.5)
Total Risk-Based Capital Ratio.......................           13.41%             14.41%          (6.9)
Tier 1 Leverage Ratio................................            7.76%              7.54%           2.9

(1) Restated for the five-for-four stock split distributed in July 1994.

F I N A N C I A L    R E V I E W


- ---------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1995 AND DECEMBER 31, 1994
- ---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                  MARCH 31, 1995                         December 31, 1994
- ---------------------------------------------------------------------------------------------------------------------------
                                                  AMORTIZED COST         FAIR VALUE       Amortized Cost         Fair Value
- ---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year.............................          $150                   $150              $150                  $150
                                                    --------               --------          --------              --------
        Total.................................           150                    150               150                   150
                                                    --------               --------          --------              --------
Federal agencies
     Mortgage-backed securities
     1-5 years................................           360                    342               371                   344
     6-10 years...............................         4,592                  4,643             4,812                 4,806
     Over 10 years............................         3,006                  3,062             3,130                 3,133
                                                    --------               --------          --------              --------
        Total.................................         7,958                  8,047             8,313                 8,283
                                                    --------               --------          --------              --------
     Other agencies
     1-5 years................................       108,975                108,125           101,774                99,446
     6-10 years...............................       195,786                194,423           207,043               205,358
     Over 10 years............................           433                    346               433                   350
                                                    --------               --------          --------              --------
        Total.................................       305,194                302,894           309,250               305,154
                                                    --------               --------          --------              --------
Total U.S. Treasury and Federal agencies......       313,302                311,091           317,713               313,587
                                                    --------               --------          --------              --------
States and political subdivisions
     Under 1 year.............................        46,849                 47,574            56,361                57,080
     1-5 years................................        62,111                 64,490            72,812                74,975
     6-10 years...............................        19,115                 19,331            18,433                18,059
     Over 10 years............................         6,005                  6,377             6,043                 6,196
                                                    --------               --------          --------              --------
        Total.................................       134,080                137,772           153,649               156,310
                                                    --------               --------          --------              --------
Other
     Under 1 year.............................         1,505                  1,504             1,508                 1,508
     1-5 years................................        -                      -                      5                     5
     6-10 years...............................         1,000                  1,000             1,504                 1,424
     Over 10 years............................         1,807                  1,727             1,313                 1,313
                                                    --------               --------          --------              --------
        Total.................................         4,312                  4,231             4,330                 4,250
                                                    --------               --------          --------              --------
Total Investment Securities...................      $451,694               $453,094          $475,692              $474,147
                                                    ========               ========          ========              ========

F I N A N C I A L    R E V I E W


- ---------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1995 AND DECEMBER 31, 1994
- ---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                   MARCH 31, 1995                        December 31, 1994
- ---------------------------------------------------------------------------------------------------------------------------
                                                   AMORTIZED COST        FAIR VALUE       Amortized Cost         Fair Value
- ---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year..............................         $25,510             $25,421            $25,399              $25,320
     1-5 years.................................         644,499             639,025            662,106              643,100
     6-10 years................................         171,301             153,910            166,909              147,671
                                                     ----------          ----------         ----------           ----------
        Total..................................         841,310             818,356            854,414              816,091
                                                     ----------          ----------         ----------           ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year..............................             367                 372            -                    -
     1-5 years.................................          19,153              19,038             17,727               16,922
     6-10 years................................         424,887             428,585            369,061              362,716
     Over 10 years.............................         135,301             136,171            114,742              110,119
                                                     ----------          ----------         ----------           ----------
        Total..................................         579,708             584,166            501,530              489,757
                                                     ----------          ----------         ----------           ----------
     Other agencies
     Under 1 year..............................         354,001             353,869            531,082              526,617
     1-5 years.................................         780,265             786,698            506,740              499,748
     6-10 years................................         318,886             310,888            382,849              369,404
     Over 10 years.............................         263,138             255,728            323,451              304,660
                                                     ----------          ----------         ----------           ----------
        Total..................................       1,716,290           1,707,183          1,744,122            1,700,429
                                                     ----------          ----------         ----------           ----------
Total U.S. Treasury and Federal agencies.......       3,137,308           3,109,705          3,100,066            3,006,277
                                                     ----------          ----------         ----------           ----------
Other
     Under 1 year..............................           1,713               1,718            -                    -
     1-5 years.................................          71,474              74,316             95,410               94,887
     6-10 years................................         100,409             100,365            165,422              164,087
     Over 10 years.............................          36,223              36,360             32,854               32,818
     Marketable equity securities..............           8,359               6,712              8,359                6,424
                                                     ----------          ----------         ----------           ----------
        Total..................................         218,178             219,471            302,045              298,216
                                                     ----------          ----------         ----------           ----------
Total Securities Available for Sale............      $3,355,486          $3,329,176         $3,402,111           $3,304,493
                                                     ==========          ==========         ==========           ==========

- --------------------------------------------------------------------------------
FINANCIAL REVIEW

- --------------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
- --------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                       1995                                1994
                                                             -------------------------------------------------------------------
                                                                I Q          IV Q           III Q          II Q            I Q
                                                             -------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ...........   $200,492      $205,964       $212,479       $214,111       $211,835
Loan losses ..............................................     (9,768)      (14,602)       (12,613)        (8,932)        (9,975)
Recoveries of loans previously charged off ...............      3,954         5,249          4,985          4,081          3,787
Provision for loan losses ................................      4,578         2,488          1,113          3,219          8,464
Allowance of assets acquired .............................          -         1,393              -              -              -
                                                             --------      --------       --------       --------       --------
ALLOWANCE FOR LOAN LOSSES, END OF PERIOD .................   $199,256      $200,492       $205,964       $212,479       $214,111
                                                             ========      ========       ========       ========       ========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized ..........................       0.19%         0.31%          0.26%          0.17%          0.23%
  Provision for loan losses -- annualized ................       0.15%         0.08%          0.04%          0.11%          0.31%
Allowance for loan losses as a % of total loans ..........       1.57%         1.63%          1.73%          1.83%          1.93%
Net loan loss coverage (1) ...............................      15.10x         8.71x         11.27x         21.41x         17.84x

(1) Income before taxes and the provision for loan losses to net loan losses.

- --------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS

(Quarter-End)                                                   1995                                1994
                                                             -------------------------------------------------------------------
(in thousands of dollars)                                       I Q          IV Q           III Q          II Q            I Q
                                                             -------------------------------------------------------------------
Non-accrual loans ........................................    $40,723       $41,929        $40,313        $61,015        $60,060
Renegotiated loans .......................................     11,550         2,550         13,547          5,737          8,048
                                                             --------      --------       --------       --------       --------
TOTAL NON-PERFORMING LOANS ...............................     52,273        44,479         53,860         66,752         68,108
                                                             --------      --------       --------       --------       --------
Other real estate, net ...................................     26,525        51,909         51,558         59,157         65,664
                                                             --------      --------       --------       --------       --------
TOTAL NON-PERFORMING ASSETS ..............................    $78,798       $96,388       $105,418       $125,909       $133,772
                                                             ========      ========       ========       ========       ========


NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .......................................       0.41%         0.36%          0.45%          0.57%          0.61%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE .................       0.62%         0.78%          0.88%          1.08%          1.20%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS ...................................     381.18%       450.76%        382.41%        318.31%        314.37%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS .................     235.43%       193.13%        181.70%        160.22%        152.27%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ..................    $19,771       $20,877        $24,182        $23,464        $19,601
                                                             ========      ========       ========       ========       ========

- --------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

- --------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                                     1ST QUARTER 1995         4TH QUARTER 1994
(in millions of dollars)                                                         ----------------------    ---------------------
                                                                                 AVERAGE       YIELD/      AVERAGE       YIELD/
                                                                                 BALANCE       RATE        BALANCE       RATE
                                                                                 ----------------------    ---------------------

ASSETS
Interest bearing deposits in banks............................................        $2         7.17 %         $2        8.80 %
Trading account securities....................................................        27         6.68           15        6.21
Federal funds sold and securities purchased under resale agreements...........        36         6.86          115        4.91
Mortgages held for sale.......................................................       106         8.42          135        6.75
Securities available for sale.................................................     3,385         6.63        2,977        6.33
Investment securities.........................................................       458         8.09          475        8.09
Loans
     Commercial...............................................................     3,750         8.54        3,562        8.75
     Tax-free.................................................................        56        10.77           59       10.28
     Real Estate
          Construction........................................................       315         8.57          302        7.82
          Mortgage............................................................     3,021         8.17        2,905        8.06
     Consumer.................................................................     4,665         8.58        4,578        8.24
      Lease Financing.........................................................       660         7.24          620        7.24
                                                                                 -------                   -------
          Total Loans.........................................................    12,467         8.41       12,026        8.29
          Allowance for loan losses...........................................       201                       205
                                                                                 -------                   -------
          Net loans...........................................................    12,266         8.72       11,821        8.60
                                                                                 -------                   -------
          Total earning assets................................................    16,481         8.30 %     15,745        8.11 %
                                                                                 -------                   -------
Cash and due from banks.......................................................       761                       770
All other assets..............................................................       787                       759
                                                                                 -------                   -------
TOTAL ASSETS..................................................................   $17,828                   $17,069
                                                                                 =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing.....................................................    $2,044                    $2,127
     Interest bearing.........................................................     2,517         2.38 %      2,652        2.30 %
Savings deposits..............................................................     2,092         2.62        2,171        2.43
Certificates of deposit of $100,000 or more...................................       665         5.59          581        4.88
Other domestic time deposits..................................................     4,106         5.14        3,678        4.62
Foreign time deposits.........................................................       274         6.31          296        5.41
                                                                                 -------                   -------
     Total deposits...........................................................    11,698         3.94       11,505        3.50
                                                                                 -------                   -------
Short-term borrowings.........................................................     3,132         6.00        2,797        5.06
Long-term debt................................................................     1,245         7.44        1,138        8.19
                                                                                 -------                   -------
     Interest bearing liabilities.............................................    14,031         4.71 %     13,313        4.23 %
                                                                                 -------                   -------
All other liabilities.........................................................       308                       220
Shareholders' equity..........................................................     1,445                     1,409
                                                                                 -------                   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $17,828                   $17,069
                                                                                 =======                   =======

Net interest rate spread......................................................                   3.59%                    3.88%
Impact of non-interest bearing funds on margin................................                   0.68%                    0.66%
NET INTEREST MARGIN...........................................................                   4.27%                    4.54%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

- --------------------------------------------------------------------------------------------------
           3RD QUARTER 1994                2ND QUARTER 1994                   1ST QUARTER 1994
        ----------------------         ------------------------           ------------------------
        AVERAGE         YIELD/         AVERAGE           YIELD/           AVERAGE           YIELD/
        BALANCE          RATE          BALANCE            RATE            BALANCE            RATE
        ----------------------         ------------------------           ------------------------
             $3          7.46 %             $3            8.58 %               $6            6.65 %
             17          6.61               12            6.64                 13            5.09
            188          4.48              117            3.76                 40            3.44
            214          7.74              417            7.19                708            6.75
          2,553          5.98            2,788            6.26              3,469            5.98
            498          8.09              480            8.15                399            8.96

          3,511          8.47            3,519            8.18              3,410            8.39
             62          9.87               67           10.09                 69            9.50

            275          8.02              289            7.63                325            7.55
          2,822          8.04            2,736            7.75              2,675            7.78
          4,440          8.12            4,243            8.15              3,996            8.33
            574          7.26              534            7.38                495            7.55
        -------                        -------                            -------
         11,684          8.17           11,388            8.02             10,970            8.16
            212                            216                                216
        -------                        -------                            -------
         11,472          8.48           11,172            8.37             10,754            8.51
        -------                        -------                            -------
         15,158          7.98 %         15,205            7.91 %           15,605            7.86 %
        -------                        -------                            -------
            737                            735                                720
            781                            792                                842
        -------                        -------                            -------
        $16,465                        $16,516                            $16,951
        =======                        =======                            =======

         $2,061                         $2,096                             $2,181
          2,695          2.21 %          2,744            2.16 %            2,763            2.15 %
          2,264          2.23            2,336            2.02              2,358            1.93
            589          4.38              599            3.86                658            3.80
          3,553          4.23            3,474            4.02              3,385            3.91
            199          4.66              306            3.82                344            3.38
        -------                        -------                            -------
         11,359          3.18           11,555            2.97             11,689            2.88
        -------                        -------                            -------
          2,519          4.30            2,468            3.58              2,733            3.22
            938          6.99              831            6.44                800            4.59
        -------                        -------                            -------
         12,756          3.68 %         12,758            3.31 %           13,041            3.06 %
        -------                        -------                            -------
            242                            270                                324
          1,406                          1,392                              1,405
        -------                        -------                            -------
        $16,465                        $16,516                            $16,951
        =======                        =======                            =======

                         4.30%                            4.60%                              4.80%
                         0.59%                            0.53%                              0.51%
                         4.89%                            5.13%                              5.31%

- ----------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

- -----------------------------------------------------------------------------------------------------------------
                                                  1995                               1994
                                                --------     ----------------------------------------------------
(in thousands of dollars)                         I Q          IV Q         III Q          II Q           I Q
- -----------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME......................     $337,102     $318,875      $301,724       $297,485       $301,637
TOTAL INTEREST EXPENSE.....................      164,053      141,625       118,173        105,403         98,470
                                                --------     --------      --------       --------       --------
NET INTEREST INCOME........................      173,049      177,250       183,551        192,082        203,167
Provision for loan losses..................        4,578        2,488         1,113          3,219          8,464
                                                --------     --------      --------       --------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES................      168,471      174,762       182,438        188,863        194,703
                                                --------     --------      --------       --------       --------
Service charges on deposit accounts .......       22,365       19,417        19,628         19,225         18,566
Mortgage banking ..........................       10,606        8,630         9,246         15,418         17,073
Trust services ............................        8,055        6,686         6,732          6,902          8,128
Credit card fees ..........................        7,978        9,728         9,451          7,933          6,933
Investment product sales ..................        1,699        1,307         1,694          1,750          1,873
Securities gains (losses)..................           61          (55)          648            203          1,798
Other .....................................       11,051        9,012         9,999         10,553          6,882
                                                --------     --------      --------       --------       --------
TOTAL NON-INTEREST INCOME .................       61,815       54,725        57,398         61,984         61,253
                                                --------     --------      --------       --------       --------
Salaries ..................................       55,500       54,314        57,740         57,535         57,079
Commissions ...............................        1,674        1,523         3,547          2,624          3,081
Employee benefits .........................       15,537       13,091        13,388         15,244         16,435
Net occupancy .............................       10,527        9,962        10,593          9,621         10,115
Equipment .................................        9,703       10,151         9,651          9,491          9,499
FDIC insurance ............................        6,391        6,218         5,992          6,530          6,531
Credit card ...............................        6,197        7,281         7,382          6,219          5,657
Printing and supplies .....................        3,531        3,911         3,734          3,710          3,466
Advertising ...............................        3,011        4,152         2,684          4,296          4,188
Legal and loan collection .................        2,026        3,370         1,719          1,808          1,401
Other .....................................       32,949       36,498        38,531         33,117         36,573
                                                --------     --------      --------       --------       --------
TOTAL NON-INTEREST EXPENSE ................      147,046      150,471       154,961        150,195        154,025
                                                --------     --------      --------       --------       --------
INCOME BEFORE INCOME TAXES ................       83,240       79,016        84,875        100,652        101,931
Provision for income taxes ................       29,385       26,520        28,973         33,199         35,189
                                                --------     --------      --------       --------       --------
NET INCOME ................................      $53,855      $52,496       $55,902        $67,453        $66,742
                                                ========     ========      ========       ========       ========

PER COMMON SHARE (1)
  Net income ..............................        $0.41        $0.41         $0.43          $0.52          $0.51
  Cash dividends declared .................        $0.20        $0.20         $0.20          $0.16          $0.16

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .......................     $173,049     $177,250      $183,551       $192,082       $203,167
Tax Equivalent Adjustment (2) .............        1,885        2,042         2,211          2,545          2,707
                                                --------     --------      --------       --------       --------
Tax Equivalent Net Interest Income ........     $174,934     $179,292      $185,762       $194,627       $205,874
                                                ========     ========      ========       ========       ========


(1) Restated for the five-for-four stock split distributed in July 1994.

(2) Calculated assuming a 35% tax rate.

                 PART II.          OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.



 Item 6.         Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          3. (i) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as
                                  Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                                  (ii) By Laws -- previously filed as Exhibit
                                  3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

                          4.      Instruments defining the Rights of Security
                                  Holders:

                                  Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as Exhibit 3(i) of Form 10-K for the year ended December 31, 1993, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                                  Exhibit 1 to Registration Statement on Form
                                  8-A, and incorporated herein by reference.
                                  Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                          10.     Material contracts:

                                  (i) Huntington Bancshares Incorporated
                                      Incentive Compensation Plan

                          11.     Computation of Earnings Per Share

                          27.     Financial Data Schedule

                 (b)      Reports on Form 8-K

                          1. A report on Form 8-K, dated January 11, 1995, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and the year ended December 31, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Huntington Bancshares Incorporated
                                       ----------------------------------
                                                  (Registrant)




Date:    May 15, 1995                  /s/ Ralph K. Frasier
                                       ----------------------------------
                                       Ralph K. Frasier
                                       General Counsel and Secretary




Date:    May 15, 1995                  /s/ John D. Van Fleet
                                       ----------------------------------
                                       John D. Van Fleet
                                       Senior Vice President, Corporate
                                       Controller, and Principal
                                       Accounting Officer (Chief
                                       Accounting Officer)