Form 10-Q
period 1995-06-30
HUNTINGTON BANCSHARES INC/MD
filed 1995-08-14
CIK 49196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 1995


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


         Yes   X                  No
             -----                   -----


There were 137,374,934 shares of Registrant's without par value common stock outstanding on July 31, 1995.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                            JUNE 30,       DECEMBER 31,      JUNE 30,
                                                                       1995            1994            1994
                                                                    -----------     -----------     -----------
ASSETS

Cash and due from banks......................................       $   861,240     $   885,327     $   690,878
Interest bearing deposits in banks...........................             2,746           3,059           1,296
Trading account securities...................................            18,003           9,427          20,576
Federal funds sold and securities
     purchased under resale agreements.......................             6,307           5,329         124,383
Mortgages held for sale......................................           168,711         138,997         259,909
Securities available for sale - at fair value................         4,098,801       3,304,493       2,610,807
Investment securities - fair value $434,696; $474,147;
     and $522,737,  respectively.............................           431,862         475,692         520,274
Total loans (1)..............................................        13,137,593      12,264,436      11,634,695
     Less allowance for loan losses..........................           198,264         200,492         212,479
                                                                    -----------     -----------     -----------
Net loans....................................................        12,939,329      12,063,944      11,422,216
                                                                    -----------     -----------     -----------
Premises and equipment.......................................           293,005         288,793         288,690
Customers' acceptance liability..............................            56,680          53,883          63,082
Accrued income and other assets..............................           494,084         541,696         442,930
                                                                    -----------     -----------     -----------
TOTAL ASSETS.................................................       $19,370,768     $17,770,640     $16,445,041
                                                                    ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Total deposits (1)...........................................       $12,518,517     $11,965,067     $11,569,249
Short-term borrowings........................................         3,681,085       2,898,201       2,394,417
Bank acceptances outstanding.................................            56,680          53,883          63,082
Long-term debt...............................................         1,171,089       1,214,052         847,486
Accrued expenses and other liabilities.......................           371,354         227,617         181,340
                                                                    -----------     -----------     -----------
     Total Liabilities.......................................        17,798,725      16,358,820      15,055,574
                                                                    -----------     -----------     -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          200,000,000 shares; issued and outstanding
          134,631,285; 131,119,504 ; and 104,410,747
          shares, respectively ..............................           915,764         912,318         902,107
      Less 1,819,475;  904,739 ; and 685,943
          treasury shares, respectively .....................           (34,359)        (16,577)        (17,383)
     Capital surplus.........................................           235,471         215,084         216,852
     Net unrealized gains (losses) on securities
          available for sale.................................            24,052         (63,289)        (23,087)
     Retained earnings.......................................           431,115         364,284         310,978
                                                                    -----------     -----------     -----------
     Total Shareholders' Equity..............................         1,572,043       1,411,820       1,389,467
                                                                    -----------     -----------     -----------
Total Liabilities and Shareholders' Equity...................       $19,370,768     $17,770,640     $16,445,041
                                                                    ===========     ===========     ===========

See notes to consolidated financial statements.
(1) See page 7 for detail of total loans and total deposits.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)               THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30,
                                                                      1995           1994               1995            1994
                                                                 --------------------------        ---------------------------
Interest and fee income
     Loans....................................................      $288,058       $237,213           $561,167        $468,010
     Investment securities....................................         7,401          7,925             15,406          14,790
     Securities available for sale............................        60,694         43,528            118,059          94,973
     Mortgages held for sale..................................         2,049          7,504              4,277          19,461
     Trading account..........................................           410            157                810             289
     Other....................................................         1,591          1,158              2,881           1,599
                                                                 -----------    -----------        -----------     -----------
               TOTAL INTEREST INCOME..........................       360,203        297,485            702,600         599,122
                                                                 -----------    -----------        -----------     -----------
Interest Expense
     Deposits.................................................       106,152         70,011            201,658         137,627
     Short-term borrowings....................................        52,195         22,020             99,709          43,696
     Long-term debt...........................................        21,966         13,372             45,134          22,550
                                                                 -----------    -----------        -----------     -----------
               TOTAL INTEREST EXPENSE.........................       180,313        105,403            346,501         203,873
                                                                 -----------    -----------        -----------     -----------
               NET INTEREST INCOME............................       179,890        192,082            356,099         395,249
                                                                 -----------    -----------        -----------     -----------
Provision for loan losses.....................................         4,787          3,219              9,395          11,683
                                                                 -----------    -----------        -----------     -----------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES...........       175,103        188,863            346,704         383,566
                                                                 -----------    -----------        -----------     -----------
Total non-interest income (1).................................        60,043         58,984            119,143         117,651
Total non-interest expense (1)................................       142,571        147,195            288,425         298,634
                                                                 -----------    -----------        -----------     -----------
               INCOME BEFORE INCOME TAXES.....................        92,575        100,652            177,422         202,583
Provision for income taxes....................................        34,414         33,199             64,399          68,388
                                                                 -----------    -----------        -----------     -----------
               NET INCOME.....................................       $58,161        $67,453           $113,023        $134,195
                                                                 ===========    ===========        ===========     ===========
PER COMMON SHARE (2)
     Net income...............................................         $0.42          $0.49              $0.81           $0.98
     Cash dividends declared..................................         $0.19          $0.15              $0.38           $0.30

AVERAGE COMMON SHARES OUTSTANDING.............................   139,996,550    136,439,751        140,093,756     136,386,328


See notes to consolidated financial statements .

(1) See page 8 for detail of non-interest income and non-interest expense.
(2) Adjusted for the five percent stock dividend issued July 31, 1995.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                            NET
                                                                                                UNREALIZED
                                            COMMON    COMMON   TREASURY   TREASURY   CAPITAL  GAINS (LOSSES)  RETAINED
                                            SHARES    STOCK     SHARES     STOCK     SURPLUS   ON SECURITIES  EARNINGS      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1994:
 BALANCE, BEGINNING OF PERIOD               104,411  $902,107     (608)  ($15,290)  $216,168        ---       $221,652   $1,324,637
    Change in accounting method
      for securities                                                                              $65,548        1,624       67,172
    Net income                                                                                                 134,195      134,195
    Cash dividends declared
       ($.30 per share)                                                                                        (41,558)     (41,558)
    Stock options exercised                                        177      4,295        543                    (3,567)       1,271
    Treasury shares purchased                                   (1,028)   (25,339)                                          (25,339)
    Treasury shares sold:
      Shareholder dividend reinvestment
        plan                                                       477     11,701         44                    (1,090)      10,655
      Employee stock purchase and
        other plans                                                296      7,250         97                      (278)       7,069
    Change in net unrealized gains
      (losses) on securities available
      for sale                                                                                    (88,635)                  (88,635)
                                           --------  --------   ------   --------   --------     --------     --------   ----------
 BALANCE, END OF PERIOD                     104,411  $902,107     (686)  ($17,383)  $216,852     ($23,087)    $310,978   $1,389,467
                                           ========  ========   ======   ========   ========     ========     ========   ==========

Six Months Ended June 30, 1995:
 BALANCE, BEGINNING OF PERIOD               131,120  $912,318     (905)  ($16,577)  $215,084     ($63,289)    $364,284   $1,411,820
    Stock issued for acquisitions             3,510     3,434                         20,061         (985)       8,474       30,984
    Net income                                                                                                 113,023      113,023
    Cash dividends declared
       ($.38 per share)                                                                                        (52,600)     (52,600)
    Stock options exercised                                         57      1,030        239                      (905)         364
    Treasury shares purchased                                   (2,111)   (39,582)                                          (39,582)
    Treasury shares sold:
      Shareholder dividend reinvestment
        plan                                                       802     14,660         21                    (1,114)      13,567
      Employee stock purchase and other
        plans                                                      338      6,110         66                       (47)       6,129
    Conversion of convertible notes               1        12                                                                    12
    Change in net unrealized gains
      (losses) on securities available
      for sale                                                                                     88,326                    88,326
                                           --------  --------   ------   --------   --------     --------     --------   ----------
 BALANCE, END OF PERIOD                     134,631  $915,764   (1,819)  ($34,359)  $235,471      $24,052     $431,115   $1,572,043
                                           ========  ========   ======   ========   ========     ========     ========   ==========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                             1995            1994
                                                                                        --------------   ------------
OPERATING ACTIVITIES
  Net Income..........................................................................  $      113,023   $    134,195
  Adjustments to reconcile net income to net cash
  provided by operating activities
            Provision for loan losses.................................................           9,395         11,683
            Provision for other real estate...........................................          (1,208)        (3,317)
            Provision for depreciation and amortization...............................          29,212         32,077
            Deferred income tax expense...............................................           6,952          8,535
            (Increase) decrease in trading account securities.........................          (8,576)         1,388
            (Increase) decrease in mortgages held for sale............................         (29,714)       772,429
            Net gains on sales of securities available for sale.......................          (5,864)        (1,810)
            Net gains on calls of investment securities...............................            (575)          (191)
            (Increase) decrease in accrued income receivable..........................         (10,527)         2,295
            Net decrease in other assets..............................................           9,411         68,360
            Increase (decrease) in accrued expenses...................................          72,097        (25,695)
            Net increase (decrease) in other liabilities..............................          17,806        (32,647)
                                                                                        --------------   ------------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES.........................         201,432        967,302
                                                                                        --------------   ------------

INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks......................................             313         11,314
  Proceeds from :
      Maturities of investment securities.............................................          17,564         10,417
      Maturities of securities available for sale.....................................         209,750        195,697
      Calls of investment securities..................................................          26,328         20,212
      Sales and calls of securities available for sale................................       1,687,263      1,495,032
  Purchases of :
      Investment securities...........................................................            (460)      (219,094)
      Securities available for sale...................................................      (2,431,764)      (471,672)
  Net loan originations...............................................................        (769,781)      (701,052)
  Proceeds from disposal of premises and equipment....................................           1,322            602
  Purchases of premises and equipment.................................................         (11,907)       (13,084)
  Proceeds from sales of other real estate............................................          22,430         14,289
  Net cash received from purchase/sale of subsidiaries................................          33,433          ---
                                                                                        --------------   ------------
                    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES..............      (1,215,509)       342,661
                                                                                        --------------   ------------

FINANCING ACTIVITIES
  Increase (decrease) in total deposits...............................................         328,090       (474,419)
  Increase (decrease) in short-term borrowings........................................         778,066       (801,046)
  Proceeds from issuance of long-term debt............................................          50,000        115,000
  Payment of long-term debt...........................................................         (93,066)       (31,414)
  Dividends on common stock...........................................................         (39,033)       (30,903)
  Acquisition of treasury stock.......................................................         (39,582)       (25,339)
  Sales of treasury stock.............................................................           6,129          7,069
  Proceeds from exercise of stock options.............................................             364          1,271
                                                                                        --------------   ------------
                    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..............         990,968     (1,239,781)
                                                                                        --------------   ------------
                    CHANGE IN CASH AND CASH EQUIVALENTS...............................         (23,109)        70,182
                    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................         890,656        745,079
                                                                                        --------------   ------------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $      867,547   $    815,261
                                                                                        ==============   ============



See notes to consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

B. On January 1, 1995, Huntington adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (FAS 114), as amended by FAS 118. Under the new rules, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with FAS 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for collateral-dependent loans. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral-dependent loans. Huntington uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are generally applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

         Under FAS 114, $28.7 million of non-performing loans presented in the table on page 21 of this report are considered impaired. Included in this amount is $13.6 million of impaired loans for which the related allowance for loan losses is $7.7 million and $15.1 million of impaired loans that as a result of write-downs do not have an allowance for loan losses.

C. Huntington acquired Security National Corporation (Security), a $189 million one-bank holding company headquartered in Maitland, Florida on May 1, 1995, and Reliance Bank of Florida (Reliance), a $98 million bank headquartered in Melbourne, Florida on May 16, 1995. Huntington issued approximately 3.5 million shares of common stock in exchange for all the common stock of Security and Reliance. Prior year financial statements were not restated for these immaterial pooling-of-interests transactions.

         Subsequent to quarter-end, Huntington also consummated the acquisition of First Seminole Bank (First Seminole), a $51 million bank headquartered in Lake Mary, Florida. Huntington paid cash of $8.4 million for all of the stock of First Seminole in a transaction accounted for as a purchase.

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted for the five percent stock dividend issued July 31, 1995. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income.

--------------------------------------------------------------------------------
FINANCIAL REVIEW

-------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------
(in thousands of dollars)                         JUNE 30,      DECEMBER 31,      JUNE 30,
                                                    1995            1994            1994
                                                -----------     ------------    -----------
Commercial....................................  $ 4,132,989     $ 3,610,892     $ 3,570,016
Tax-free......................................       53,390          58,006          63,465
Real Estate
     Construction.............................      324,975         304,769         277,648
     Commercial...............................    1,456,121       1,378,398       1,340,598
     Residential..............................    1,576,203       1,624,367       1,469,231
Consumer......................................    4,880,805       4,641,946       4,359,598
Lease financing...............................      713,110         646,058         554,139
                                                -----------     -----------     -----------
     TOTAL LOANS..............................  $13,137,593     $12,264,436     $11,634,695
                                                ===========     ===========     ===========

-------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
-------------------------------------------------------------------------------------------
(in thousands of dollars)                         JUNE 30,      DECEMBER 31,      JUNE 30,
                                                    1995            1994            1994
                                                -----------     -----------     -----------
Demand deposits
     Non-interest bearing.....................  $ 2,200,241     $ 2,169,095     $ 1,969,594
     Interest bearing.........................    2,465,139       2,646,785       2,686,834
Savings deposits..............................    2,101,183       2,227,406       2,421,884
Certificates of deposit of $100,000 or more...      829,768         605,763         585,645
Other domestic time deposits..................    4,480,797       3,909,061       3,504,690
Foreign time deposits.........................      441,389         406,957         400,602
                                                -----------     -----------     -----------
     TOTAL DEPOSITS...........................  $12,518,517     $11,965,067     $11,569,249
                                                ===========     ===========     ===========

-------------------------------------------------------------------------------
FINANCIAL REVIEW

-------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       JUNE 30,             PERCENT              JUNE 30,               PERCENT
                                                   1995        1994         CHANGE           1995          1994         CHANGE
-------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts .........    $20,487      $19,225        6.56 %        $43,001       $37,791        13.79 %
Mortgage banking ............................      7,959       15,418      (48.38)          18,600        32,491       (42.75)
Trust services ..............................      7,586        6,902        9.91           15,641        15,030         4.07
Credit card fees ............................      5,640        4,933       14.33           10,684         9,280        15.13
Securities gains.............................      6,379          203        N.M.            6,439         2,001         N.M.
Investment product sales ....................      1,971        1,750       12.63            3,670         3,623         1.30
Other .......................................     10,021       10,553       (5.04)          21,108        17,435        21.07
                                                --------     --------                     --------      --------
TOTAL NON-INTEREST INCOME ...................    $60,043      $58,984        1.80 %       $119,143      $117,651         1.27 %
                                                ========     ========                     ========      ========

-------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                       THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       JUNE 30,             PERCENT              JUNE 30,               PERCENT
                                                   1995        1994         CHANGE           1995          1994         CHANGE
-------------------------------------------------------------------------------------------------------------------------------
Salaries ....................................    $54,974      $57,535       (4.45)%       $111,082      $114,614        (3.08)%
Commissions .................................      1,932        2,624      (26.37)           3,620         5,705       (36.55)
Employee benefits ...........................     15,419       15,244        1.15           31,080        31,679        (1.89)
Net occupancy ...............................     10,079        9,621        4.76           20,765        19,736         5.21
Equipment ...................................      9,593        9,491        1.07           19,395        18,990         2.13
FDIC insurance ..............................      6,549        6,530        0.29           13,085        13,061         0.18
Printing and supplies .......................      3,362        3,710       (9.38)           6,934         7,176        (3.37)
Credit card .................................      3,369        3,219        4.66            6,632         6,290         5.44
Advertising .................................      2,912        4,296      (32.22)           5,943         8,484       (29.95)
Legal and loan collection ...................      1,905        1,808        5.37            4,028         3,209        25.52
Other .......................................     32,477       33,117       (1.93)          65,861        69,690        (5.49)
                                                --------     --------                     --------      --------
TOTAL NON-INTEREST EXPENSE ..................   $142,571     $147,195       (3.14)%       $288,425      $298,634        (3.42)%
                                                ========     ========                     ========      ========


N.M. - Not meaningful

2.  Management's Discussion and Analysis

OVERVIEW

         Huntington reported net income of $58.2 million, or $.42 per share, for the second quarter of 1995 compared with $67.5 million, or $.49 per share, for the same period last year. For the first half of 1995, net income was $113.0 million, or $.81 per share, versus $134.2 million, or $.98 per share, in the first six months of 1994. All per share amounts have been adjusted for the five percent stock dividend issued July 31, 1995. Results for the current year also include the effects of the May 1995 acquisitions of Security National Corporation and Reliance Bank of Florida. Prior year amounts have not been restated for these transactions.

         Huntington achieved returns on average assets (ROA) of 1.25% and 1.24% in the second quarter and first half, respectively, of 1995 and a return on average equity (ROE) of 15.08% in both periods. ROA was 1.64% and 1.62% and ROE was 19.43% and 19.35% for the comparable periods in 1994.

         As was anticipated by management, the interest rate environment prevailing over the past year, coupled with competitive pressures on loan pricing and deposit mix, has produced significantly reduced spreads--adversely impacting both net interest income and the margin. Huntington's strong loan growth, exceptional asset quality, and effective management of non-interest expenses have resulted in solid earnings and performance ratios despite these difficult market conditions.

         Total assets were $19.4 billion at June 30, 1995, up 9.0% from December 31, 1994, and 17.8% from one year ago. Loan volumes continue to be solid, as average total loans increased to $13.0 billion for the second quarter of the year, compared with $12.0 billion for the final quarter of 1994 and $11.4 billion for the same period last year. The portfolio of securities available for sale also increased substantially in connection with programs directed by Huntington's Asset/Liability Management Committee (ALCO) to neutralize the interest rate risk exposure arising from customer-driven business sectors.

         Total deposits at the most recent quarter end were higher than both December 31 and June 30, 1994, principally because of the acquired banks and an increase in time deposits of $100,000 or more. The mix of deposits has also changed, as retail customers have shifted their investment preferences, opting for the higher yields available through certificates of deposit. Huntington's short-term and long-term borrowings increased from a year ago, largely as a result of issuing short and medium term notes through its lead subsidiary, The Huntington National Bank.

         Shareholders' equity was $1.6 billion at June 30, 1995. Huntington's regulatory capital ratios, including those of its bank subsidiaries, show continued strength and exceed the levels established for well-capitalized institutions.

NET INTEREST INCOME

         For the quarter ended June 30, 1995, Huntington reported net interest income of $179.9 million, compared with $192.1 million for the same period last year. Net interest income was $356.1 million in the first half of the year versus $395.2 million in the corresponding period of 1994. The net interest margin, on a fully tax equivalent basis, was 4.21% and 4.24%, respectively, for the three and six months ended June 30, 1995. For the same periods one year ago, the margin was 5.13% and 5.22%, respectively. The decreased net interest income and lower margin were the result of significantly reduced spreads. In the near term, management anticipates that the margin will continue to decline modestly, primarily due to the purchase of additional investment securities. Moreover, competitive pressure on loan pricing and deposit mix is expected to remain strong.

INTEREST RATE RISK MANAGEMENT

         The principal objective of asset/liability management is to maximize shareholder value in a manner consistent with prudent balance sheet management. Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. This is accomplished with the oversight of ALCO, which is comprised of key members of executive management. ALCO establishes policies and operating limits that govern the management of market risk as well as ensure maintenance of adequate liquidity. Both on- and off-balance sheet strategies and programs are regularly reviewed and monitored by ALCO to confirm their consistency with Huntington's operating objectives as well as to evaluate their appropriateness in light of changing market and business conditions.

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

         At June 30, 1995, the results of Huntington's internal interest sensitivity analysis indicated that declines in the federal funds rate of 100 and 200 basis points (assuming the decreases occur evenly over the year) and corresponding changes in other market rates reflected in Huntington's interest rate forecast would be expected to reduce net interest income by approximately
 .7% and 2.2%, respectively. Underlying these estimates is the presumption that certain core deposits, whose rates have not repriced upward over the past 300 basis point increase in short-term rates, will not reprice downward in a falling rate environment. Assuming a gradual increase in rates of 100 basis points, the sensitivity analysis indicates a change in net interest income ranging between an increase of .3% and a decrease of .6%. A 200 basis points increase in rates is expected to result in a change in net interest income ranging between an increase of .6% and a decrease of .9%. Huntington uses a range in measuring its "at-risk" position because of varying assumptions regarding the volume and rate behaviors of certain loans and core deposits under the rising rate scenarios.

         Interest rate swaps are the principal off-balance sheet vehicles used by Huntington for asset/liability management. In addition to the transactional efficiencies afforded by a swap structure, which is less costly to execute than a comparable cash instrument, the overall swap strategy has enabled Huntington to lower the costs of raising wholesale liabilities and has allowed management to synthetically alter, or customize, the repricing characteristics of selected on-balance sheet financial instruments. "Asset conversion swaps" are used by Huntington to convert variable rate loans and other floating rate assets to fixed rate assets in order to achieve a desired level of interest rate sensitivity. Similarly, "liability conversion swaps" have been used to change the repricing characteristics of various on-balance sheet liabilities, primarily in connection with ALCO programs to lower the cost of raising wholesale liabilities. "Basis swaps" represent contracts in which both parties receive floating rates of interest according to different indices and are used to protect against changes in spreads. Financial futures and interest rate caps/floors, as well as forward delivery contracts purchased in connection with mortgage banking activities, are also integral to asset/liability management. These off-balance sheet financial instruments are often more attractive than the use of cash securities or other on-balance sheet alternatives because, though they provide similar protection against interest rate movements, they require less capital and may not impede liquidity.

         The notional amount of off-balance sheet positions used by Huntington for purposes other than interest rate risk management, consisting principally of transactions entered into on behalf of customers for which the related interest rate risk is countered by offsetting third party contracts, was $780 million at June 30, 1995. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $2.4 million at the most recent quarter end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the discussion of off-balance sheet financial instruments and the related tables which follow.

         In the second quarter of 1995, interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes reduced interest income by $8.2 million and increased interest expense by $5.9 million. On a year-to-date basis, the decrease in interest income was $12.7 million and interest expense increased $13.0 million. For the same periods last year, these products increased interest income by $7.2 million and $22.2 million and decreased interest expense by $4.5 million and $13.7 million. Included in the preceding amounts is amortization of deferred gains and losses from terminated contracts, which decreased net interest income by $5.7 million for the most recent quarter and $9.7 million for the first half of 1995, and increased net interest income by $9.7 million and $16.5 million, respectively, in the three and six months ended June 30, 1994. Expressed in terms of the net interest margin, the effect of the off-balance sheet portfolio was a reduction of 35 basis points and 30 basis points, respectively, for the second quarter and first six months of 1995 versus an addition of 31 basis points and 47 basis points in the corresponding periods one year ago.

         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. Since year end, expectations regarding the future direction of interest rates have shifted, with the marketplace now anticipating flat to slightly lower short-term rates over the next several months versus the expectations which prevailed at the end of 1994 for significantly higher rates. Consequently, the net unrealized loss decreased considerably from $268.9 million at December 31, 1994, to $30.5 million at the end of June 1995. The market values at the most recent quarter end are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management has made no assumptions with respect to future changes in interest rates for purposes of the variable rate information and the indexed amortizing swap maturities presented below.


                                                 Average                 Average Rate
                                      Notional  Maturity   Market        ------------
(dollars in millions)                  Value     (years)   Value      Receive       Pay
--------------------                   -----     -------   -----      -------       ---
June 30, 1995:

ASSET CONVERSION SWAPS
Receive fixed-generic                 $  634      2.13     $  .3        5.62%      6.13%
Receive fixed-amortizing                 673      2.19     (13.0)       5.41       6.08
                                      ------      ----    ------        ----       ----
TOTAL ASSET CONVERSION SWAPS          $1,307      2.16    ($12.7)       5.51%      6.10%
                                      ======      ====    ======        ====       ====

LIABILITY CONVERSION SWAPS
Receive fixed-generic                 $  600      5.61     $22.2        6.43%      6.03%
Receive fixed-amortizing                 349      2.55     ( 6.5)       5.29       6.01
Pay fixed-generic                      2,408       .96    ( 27.5)       6.14       6.84
                                      ------      ----    ------        ----       ----
TOTAL LIABILITY CONVERSION SWAPS      $3,357      1.96    ($11.8)       6.10%      6.61%
                                      ======      ====    ======        ====       ====

BASIS PROTECTION SWAPS                $  700      1.57    ($ 6.0)       6.17%      6.09%
                                      ======      ====    ======        ====       ====



         The portfolio of amortizing swaps consists of contracts with notional values that are indexed to certain market interest rates, primarily the London inter-bank offered rate (LIBOR) or Constant Maturity U.S. Treasury yields (CMT). To a much lesser degree, other contracts are amortized based upon the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional values will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive floating rates of interest according to different indices. All receive and pay amounts applicable to Huntington's basis swaps are determined by LIBOR, the prime rate, or other indices common to the banking industry. The basis swaps have embedded written periodic caps and, in some cases, purchased periodic floors. Also, embedded in the receive fixed-generic liability conversion swaps is $150 million of written caps.

         The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At June 30, 1995, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $46.3 million, which is significantly less than the notional value of the contracts, and represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate non-performance in the future by any such counterparties.


         The following table summarizes activity in the interest rate swap portfolio used for asset/liability management purposes during the first six months of 1995 and 1994:

                                                Asset            Liability           Basis
                                             Conversion          Conversion        Protection
                                             ------------------------------------------------
                                                              (in millions)

Balance at December 31, 1994                   $2,508              $3,332            $1,000
  Additions                                       ---                 525               ---
  Maturities/Amortization                         (31)               (100)             (300)
  Terminations                                    ---                 (34)              ---
                                               ------              ------            ------
Balance at March 31, 1995                       2,477               3,723               700
                                               ------              ------            ------
  Additions                                       ---                  50               ---
  Maturities/Amortization                         ---                (116)              ---
  Terminations                                 (1,170)               (300)              ---
                                               ------              ------            ------
Balance at June 30, 1995                       $1,307              $3,357            $  700
                                               ======              ======          ========

Balance at December 31, 1993                   $2,281              $1,821            $2,800
  Additions                                        75                 100               200
  Maturities/Amortization                        (219)                ---               ---
  Terminations                                   (300)                ---              (250)
                                               ------              ------            ------
Balance at March 31, 1994                       1,837               1,921             2,750
                                               ------              ------            ------
  Additions                                       138                 115               150
  Maturities/Amortization                         (12)               (185)              ---
  Terminations                                   (100)                ---               ---
                                               ------              ------            ------
Balance at June 30, 1994                       $1,863              $1,851            $2,900
                                               ======              ======            ======

         Terminations reflect the decisions made by ALCO to modify, refine, or change balance sheet management strategies, as a result of either a change in overall interest rate risk tolerances or changes in balance sheet composition. The terminations that occurred in the most recent quarter were associated with ALCO directed programs to realign Huntington's interest rate sensitivity posture in light of prevailing economic and market conditions and trends in the customer-driven balance sheet. At June 30, 1995, Huntington had deferred approximately $53.7 million of net realized losses from terminated interest rate swaps, which are to be amortized as yield adjustments over the remaining term of the original contracts, as presented below.


                                                                   Amortizing In
                                   -------------------------------------------------------------------------
                                   1995          1996            1997          1998         1999        Total
                                   ----          ----            ----          ----         ----        -----

                                                                   (in millions)
JUNE 30, 1995:
Deferred gains                    $  9.4        $ 15.0         $   8.3         $ 7.0        $5.7        $45.4
Deferred losses                    (26.6)        (51.4)          (19.4)         (1.3)        (.4)       (99.1)
                                  ------        ------          ------         -----        ----       ------
Net (losses) gains                $(17.2)       $(36.4)         $(11.1)        $ 5.7        $5.3       $(53.7)
                                  ======        ======          ======         =====        ====       ======


NON-INTEREST INCOME

         Non-interest income, exclusive of securities transactions, for the second quarter and first half of 1995 was $53.7 million and $112.7 million, compared with $58.8 million and $115.7 million for the corresponding periods one year ago. Increased service charges on deposits, credit card fees, and trust revenues were more than offset by declines in mortgage banking income of $7.5 million for the quarter and $13.9 million for the six months of 1995. Other non-interest income was down slightly when comparing the most recent quarter to the same three months of last year, but up 21.1% over 1994 on a year-to-date basis as a result of increased trading account profits and higher income from certain fee based initiatives. In addition, results for the initial six months of 1994 were adversely impacted by a $1.1 million lower of cost or market adjustment on an interest rate floor linked to purchased mortgage servicing rights.


         The major components of mortgage banking income were as follows:

                                                    Second Quarter                              Six Months
                                              --------------------------               ---------------------------
                                               1995                1994                  1995                1994
                                              ------             -------               -------             -------


                                                                        (in thousands)

Net servicing fees                            $3,824             $ 5,972               $ 8,386             $11,337
Fee income                                     1,410               3,862                 2,248               9,456
Gain on sale of
  servicing rights                             1,105               3,366                 5,295               7,764
Other income                                   1,620               2,218                 2,671               3,934
                                              ------             -------               -------             -------
                                              $7,959             $15,418               $18,600             $32,491
                                              ======             =======               =======             =======

         The decrease in fee income which is apparent from the above table is the result of a significant drop in mortgage loan production, as the decline in origination volumes that began in 1994 (and was much more pronounced in the second half of the year) continued into 1995.

         Net servicing fees in the first half of 1995 were also considerably less than the amount reported in the corresponding period of last year, principally because of sales of servicing rights. A summary of the servicing portfolio follows:

                                                                         As of June 30,
                                                                   1995            1994
                                                                   ----            ----

                                                                 (in thousands of dollars)

Loan principal, including temporary subservicing
  of $103,452 and $679,118, respectively                       $5,120,841      $6,893,893
Weighted average:
  Coupon rate                                                       8.14%           8.06%
  Contractual maturity                                             21yrs.         22 yrs.


         During the most recent quarter, Huntington realized net gains from securities transactions of $6.4 million. The majority of these gains resulted from the sale of callable agency securities, the proceeds from which were reinvested into securities of moderately longer duration.

NON-INTEREST EXPENSE

         Non-interest expense in the second quarter of 1995 was $142.6 million, down 3.1% from the same three months in 1994. This represents the third consecutive quarter that non-interest expense has been reduced. A similar decline of 3.4% occurred from the first half of 1994 to the corresponding period this year. These decreases were achieved despite the completion of two bank acquisitions during 1995 and were primarily attributable to reduced personnel costs, much of which related to Huntington's recent restructuring of its mortgage banking operation. Certain components of other non-interest expense also dropped significantly on a year-to-date basis, as a result of the slower mortgage market that prevailed in the first six months of 1995 versus the same period one year ago.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $34.4 million in the most recent quarter, an increase of 3.7% from the same period one year ago. For the first six months of the year, the provision for income taxes was $64.4 million versus $68.4 million in the corresponding period of 1994. The higher provision when comparing the quarters is largely the result of a one-time charge of $2.1 million related to the May 1995 conversion of an existing thrift to a bank charter as well as various non-deductible expenses incurred in connection with the bank acquistions that accompanied the conversion.

ASSET QUALITY

         Huntington's exposure to credit risk is actively managed through the use of underwriting standards which emphasize "in-market" lending to established borrowers. Highly leveraged transactions and industry or other concentrations are avoided. Huntington's management also employs extensive monitoring procedures to ensure the adequacy of the allowance for loan losses (ALL), including timely reviews of specific credits, monthly analysis of delinquencies, assessment of current economic conditions and other relevant factors.

         Huntington's asset quality remains among the best of the largest banking companies in the country. Non-performing loans, which represent only
 .42% of total loans at the most recent quarter end, were as follows:

                                           June 30,     December 31,    June 30,
                                             1995          1994           1994
                                            -----          -----          -----

                                                      (in millions)

Commercial                                  $20.0          $21.0          $33.7
Construction                                  4.1            4.6           19.3
Commercial real estate                       21.7           10.1            7.1
Residential mortgage                          8.9            8.7            6.3
Consumer                                       .3             .1             .4
                                            -----          -----          -----
Total                                       $55.0          $44.5          $66.8
                                            =====          =====          =====


         Net charge-offs (annualized) as a percentage of average total loans were .23% and .21%, respectively, in the second quarter and first half of 1995, indicative of Huntington's continued high credit quality. For the same periods one year ago, these ratios were .17% and .20%. The ALL as a percentage of total loans was 1.51% as of June 30, 1995, compared with ratios of 1.63% at year-end 1994 and 1.83% one year ago. Huntington believes this decrease is appropriate, as the ratio of the ALL to non-performing loans remains strong at 361%.

         In addition to the improvements in credit quality referred to above, net other real estate (ORE) declined significantly during the past twelve months from $59.2 million to $24.0 million at June 30, 1995. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce non-performing assets.

CAPITAL

         Huntington's capital position remains strong. Shareholders' equity at the most recent quarter end was approximately $1.6 billion, an increase of 13.1% from one year ago. Average equity to average assets was 8.28% in the second quarter of 1995 and 8.22% for the first half of the year, down slightly from the same periods in 1994. At June 30, 1995, the Tier 1 and total risk-based capital ratios were 9.30% and 13.11%, respectively, and exceeded the corresponding minimum levels to be considered "well capitalized" of 6% and 10%, respectively. Huntington's Tier 1 leverage ratio of 7.72% also exceeded the minimum regulatory requirement of 5%.

         On April 27, 1995, the Board of Directors authorized Huntington to repurchase up to 10.5 million additional shares of its common stock (as adjusted for the 5% stock dividend issued in July 1995). The authorization represents a continuation of the August 1987 Common Stock Repurchase Program and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. As of June 30, 1995, approximately 11.4 million shares were available for repurchase. It is expected that the majority of the remaining authorized shares will be repurchased by the end of the current year, with the balance to be repurchased as needed in 1996.

NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement 122, "Accounting for Mortgage Servicing Rights", which amends Statement 65 and requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. Statement 122 also requires that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of those rights, using a disaggregated approach for mortgage servicing rights that are capitalized after adoption of the new standard. Its provisions must be adopted no later than fiscal years beginning after December 15, 1995, and are to be applied prospectively to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage serving rights. Huntington plans to adopt Statement 122 in the second half of 1995, but does not expect the effects of initial application to be material to the consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)

                                                   -----------       -----------     -----------
THREE MONTHS ENDED JUNE 30,                           1995              1994          % CHANGE
                                                   -----------       -----------     -----------
NET INCOME..................................           $58,161           $67,453         (13.8)%
PER COMMON SHARE AMOUNTS  (1)...............
     Net income.............................             $0.42             $0.49         (14.3)
     Cash dividends declared................             $0.19             $0.15          26.7
AVERAGE SHARES OUTSTANDING  (1).............       139,996,550       136,439,751           2.6
KEY RATIOS
Return on:
     Average total assets...................              1.25%             1.64%        (23.8)
     Average shareholders' equity...........             15.08%            19.43%        (22.4)
Efficiency ratio............................             60.23%            59.05%          2.0
Average equity/average assets...............              8.28%             8.43%         (1.8)
NET INTEREST MARGIN.........................              4.21%             5.13%        (17.9)

--------------------------------------------       -----------       -----------     -----------
SIX MONTHS ENDED JUNE 30,                              1995              1994          % CHANGE
                                                   -----------       -----------     -----------
NET INCOME..................................          $113,023          $134,195         (15.8)%
PER COMMON SHARE AMOUNTS  (1)...............
     Net income.............................             $0.81             $0.98         (17.3)
     Cash dividends declared................             $0.38             $0.30          26.7
AVERAGE SHARES OUTSTANDING  (1).............       140,093,756       136,386,328           2.7
KEY RATIOS
Return on:
     Average total assets...................              1.24%             1.62%        (23.5)
     Average shareholders' equity...........             15.08%            19.35%        (22.1)
Efficiency ratio............................             61.17%            58.67%          4.3
Average equity/average assets...............              8.22%             8.36%         (1.7)
NET INTEREST MARGIN.........................              4.24%             5.22%        (18.8)


--------------------------------------------       -----------       -----------     -----------
AT JUNE 30,                                           1995              1994          % CHANGE
                                                   -----------       -----------     -----------
Total Loans.................................       $13,137,593       $11,634,695          12.9 %
Total Deposits..............................       $12,518,517       $11,569,249           8.2
Total Assets................................       $19,370,768       $16,445,041          17.8
Shareholders' Equity........................        $1,572,043        $1,389,467          13.1

Period-End Shares Outstanding (1)...........       139,452,401       136,138,805           2.4
Shareholders' Equity Per Common Share (1)...            $11.27            $10.21          10.4

Total Risk-Adjusted Assets..................       $15,588,590       $13,368,708          16.6
Tier 1 Risk-Based Capital Ratio.............              9.30%             9.95%         (6.5)
Total Risk-Based Capital Ratio..............             13.11%            14.17%         (7.5)
Tier 1 Leverage Ratio.......................              7.72%             7.98%         (3.3)


(1) Adjusted for the five percent stock dividend issued July 31, 1995.

--------------------------------------------------------------------------------
FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1995 AND DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                 JUNE 30, 1995                DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------
                                                 AMORTIZED COST    FAIR VALUE     AMORTIZED COST  FAIR VALUE
------------------------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years..............................            $150             $150            $150           $150
                                                    --------         --------        --------       --------
        Total...............................             150              150             150            150
                                                    --------         --------        --------       --------
Federal agencies
     Mortgage-backed securities
     1-5 years..............................          -                -                  371            344
     6-10 years.............................           4,132            4,240           4,812          4,806
     Over 10 years..........................           2,815            2,905           3,130          3,133
                                                    --------         --------        --------       --------
        Total...............................           6,947            7,145           8,313          8,283
                                                    --------         --------        --------       --------
     Other agencies
     1-5 years..............................         133,771          133,702         101,774         99,446
     6-10 years.............................         165,958          165,475         207,043        205,358
     Over 10 years..........................          -                -                  433            350
                                                    --------         --------        --------       --------
        Total...............................         299,729          299,177         309,250        305,154
                                                    --------         --------        --------       --------
Total U.S. Treasury and Federal agencies....         306,826          306,472         317,713        313,587
                                                    --------         --------        --------       --------
States and political subdivisions
     Under 1 year...........................          44,717           45,403          56,361         57,080
     1-5 years..............................          52,984           54,574          72,812         74,975
     6-10 years.............................          17,084           17,612          18,433         18,059
     Over 10 years..........................           5,724            6,168           6,043          6,196
                                                    --------         --------        --------       --------
        Total...............................         120,509          123,757         153,649        156,310
                                                    --------         --------        --------       --------
Other
     Under 1 year...........................           1,500            1,500           1,508          1,508
     1-5 years..............................             505              505               5              5
     6-10 years.............................             879              819           1,504          1,424
     Over 10 years..........................           1,643            1,643           1,313          1,313
                                                    --------         --------        --------       --------
        Total...............................           4,527            4,467           4,330          4,250
                                                    --------         --------        --------       --------
Total Investment Securities.................        $431,862         $434,696        $475,692       $474,147
                                                    ========         ========        ========       ========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1995 AND DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                   JUNE 30, 1995                   DECEMBER 31, 1994
------------------------------------------------------------------------------------------------------------------
                                                 AMORTIZED COST     FAIR VALUE      AMORTIZED COST      FAIR VALUE
------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year...........................          $22,706          $22,692           $25,399           $25,320
     1-5 years..............................          700,535          707,264           662,106           643,100
     6-10 years.............................          171,085          163,800           166,909           147,671
                                                   ----------       ----------        ----------        ----------
        Total...............................          894,326          893,756           854,414           816,091
                                                   ----------       ----------        ----------        ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year...........................                7                7           -                 -
     1-5 years..............................           27,125           27,260            17,727            16,922
     6-10 years.............................          488,465          498,353           369,061           362,716
     Over 10 years..........................          119,246          121,561           114,742           110,119
                                                   ----------       ----------        ----------        ----------
        Total...............................          634,843          647,181           501,530           489,757
                                                   ----------       ----------        ----------        ----------
     Other agencies
     Under 1 year...........................           14,347           15,183           531,082           526,617
     1-5 years..............................        1,498,620        1,519,998           506,740           499,748
     6-10 years.............................          266,641          264,948           382,849           369,404
     Over 10 years..........................          459,835          458,096           323,451           304,660
                                                   ----------       ----------        ----------        ----------
        Total...............................        2,239,443        2,258,225         1,744,122         1,700,429
                                                   ----------       ----------        ----------        ----------
Total U.S. Treasury and Federal agencies....        3,768,612        3,799,162         3,100,066         3,006,277
                                                   ----------       ----------        ----------        ----------
Other
     Under 1 year...........................            1,712            1,723           -                 -
     1-5 years..............................          147,151          147,364            95,410            94,887
     6-10 years.............................          107,069          114,899           165,422           164,087
     Over 10 years..........................           28,487           28,736            32,854            32,818
     Marketable equity securities...........            8,359            6,917             8,359             6,424
                                                   ----------       ----------        ----------        ----------
        Total...............................          292,778          299,639           302,045           298,216
                                                   ----------       ----------        ----------        ----------
Total Securities Available for Sale.........       $4,061,390       $4,098,801        $3,402,111        $3,304,493
                                                   ==========       ==========        ==========        ==========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  1995           1994               1995           1994
                                                              ---------------------------        -------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD .........        $201,088       $214,111           $200,492       $211,835
Loan losses ............................................         (10,718)        (8,932)           (20,511)       (18,907)
Recoveries of loans previously charged off .............           3,312          4,081              7,268          7,868
Provision for loan losses ..............................           4,787          3,219              9,395         11,683
Allowance of assets acquired (sold).....................            (205)                            1,620           -
                                                                --------       --------           --------       --------
ALLOWANCE FOR LOAN LOSSES, END OF PERIOD ...............        $198,264       $212,479           $198,264       $212,479
                                                                ========       ========           ========       ========
AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized ........................            0.23%          0.17%              0.21%          0.20%
  Provision for loan losses -- annualized ..............            0.15%          0.11%              0.15%          0.21%
Allowance for loan losses as a % of total loans ........            1.51%          1.83%              1.51%          1.83%
Net loan loss coverage (1) .............................          13.15x         21.41x             14.11x         19.41x

(1) Income before taxes and the provision for loan losses to net loan losses.

-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                          1995                                      1994
                                                             ----------------------------------------------------------------------
(in thousands of dollars)                                       II Q           I Q               IV Q           III Q        II Q
                                                             ----------------------------------------------------------------------
Non-accrual loans ......................................      $41,554        $41,576            $41,929        $40,313      $61,015
Renegotiated loans .....................................       13,424         11,568              2,550         13,547        5,737
                                                             --------       --------           --------       --------     --------
TOTAL NON-PERFORMING LOANS .............................       54,978         53,144             44,479         53,860       66,752
                                                             --------       --------           --------       --------     --------
Other real estate, net .................................       24,029         26,558             51,909         51,558       59,157
                                                             --------       --------           --------       --------     --------
TOTAL NON-PERFORMING ASSETS ............................      $79,007        $79,702            $96,388       $105,418     $125,909
                                                             ========       ========           ========       ========     ========

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .....................................         0.42%          0.41%              0.36%          0.45%        0.57%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ...............         0.60%          0.62%              0.78%          0.88%        1.08%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS .................................       360.62%        378.38%            450.76%        382.41%      318.31%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ...............       234.30%        235.10%            193.13%        181.70%      160.22%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ................      $20,685        $19,771            $20,877        $24,182      $23,464
                                                             ========       ========           ========       ========     ========

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                             2ND QUARTER 1995           1ST QUARTER 1995
(in millions of dollars)                                                   AVERAGE      YIELD/        AVERAGE     YIELD/
                                                                           BALANCE       RATE         BALANCE      RATE
                                                                           -------------------        ------------------
 ASSETS
Interest bearing deposits in banks....................................           $3       5.03 %           $3       4.50 %
Trading account securities............................................           23       8.07             27       6.68
Federal funds sold and securities purchased under resale agreements...           70       6.70             45       6.56
Mortgages held for sale...............................................          109       7.52            106       8.42
Securities available for sale.........................................        3,601       6.76          3,501       6.58
Investment securities.................................................          439       7.74            458       8.09
Loans
     Commercial.......................................................        4,027       8.55          3,776       8.65
     Tax-free.........................................................           55      10.75             56      10.77
     Real Estate
          Construction................................................          324       8.38            315       8.57
          Mortgage....................................................        3,100       8.20          3,111       8.09
     Consumer.........................................................        4,805       8.90          4,678       8.58
      Lease Financing.................................................          690       7.43            660       7.24
                                                                            -------                   -------
          Total Loans.................................................       13,001       8.54         12,596       8.42
          Allowance for loan losses...................................          201                       203
                                                                            -------                   -------
          Net loans...................................................       12,800       9.00         12,393       8.87
                                                                            -------                   -------
          Total earning assets........................................       17,246       8.38 %       16,736       8.26 %
                                                                            -------                   -------
Cash and due from banks...............................................          796                       774
All other assets......................................................          838                       798
                                                                            -------                   -------
TOTAL ASSETS..........................................................      $18,679                   $18,105
                                                                            =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing.............................................       $2,159                    $2,119
     Interest bearing.................................................        2,533       2.45 %        2,622       2.42 %
Savings deposits......................................................        2,013       2.68          2,097       2.62
Certificates of deposit of $100,000 or more...........................          770       5.84            671       5.59
Other domestic time deposits..........................................        4,447       5.54          4,156       5.14
Foreign time deposits.................................................          264       6.57            274       6.31
                                                                            -------                   -------
     Total deposits...................................................       12,186       3.49         11,939       3.24
                                                                            -------                   -------
Short-term borrowings.................................................        3,348       6.13          3,137       5.99
Long-term debt........................................................        1,208       7.23          1,246       7.44
                                                                            -------                   -------
     Interest bearing liabilities.....................................       14,583       4.93 %       14,203       4.71 %
                                                                            -------                   -------
All other liabilities.................................................          390                       308
Shareholders' equity..................................................        1,547                     1,475
                                                                            -------                   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $18,679                   $18,105
                                                                            =======                   =======


Net interest rate spread..............................................                    3.45%                     3.55%
Impact of non-interest bearing funds on margin........................                    0.76%                     0.71%
NET INTEREST MARGIN...................................................                    4.21%                     4.26%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate

-----------------------------------------------------------------------
       4TH QUARTER 1994         3RD QUARTER 1994     2ND QUARTER 1994
       AVERAGE    YIELD/      AVERAGE    YIELD/      AVERAGE     YIELD/
       BALANCE     RATE       BALANCE     RATE       BALANCE      RATE
       -----------------      -----------------      ------------------
            $2      8.80 %         $3      7.46 %         $3       8.58 %
            15      6.21           17      6.61           12       6.64
           115      4.91          188      4.48          117       3.76
           135      6.75          214      7.74          417       7.19
         2,977      6.33        2,553      5.98        2,788       6.26
           475      8.09          498      8.09          480       8.15

         3,562      8.75        3,511      8.47        3,519       8.18
            59     10.28           62      9.87           67      10.09

           302      7.82          275      8.02          289       7.63
         2,905      8.06        2,822      8.04        2,736       7.75
         4,578      8.24        4,440      8.12        4,243       8.15
           620      7.24          574      7.26          534       7.38
       -------                -------                -------
        12,026      8.29       11,684      8.17       11,388       8.02
           205                    212                    216
       -------                -------                -------
        11,821      8.60       11,472      8.48       11,172       8.37
       -------                -------                -------
        15,745      8.11 %     15,158      7.98 %     15,205       7.91 %
       -------                -------                -------
           770                    737                    735
           759                    781                    792
       -------                -------                -------
       $17,069                $16,465                $16,516
       =======                =======                =======


        $2,127                 $2,061                 $2,096
         2,652      2.30 %      2,695      2.21 %      2,744       2.16 %
         2,171      2.43        2,264      2.23        2,336       2.02
           581      4.88          589      4.38          599       3.86
         3,678      4.62        3,553      4.23        3,474       4.02
           296      5.41          199      4.66          306       3.82
       -------                -------                -------
        11,505      3.50       11,359      3.18       11,555       2.97
       -------                -------                -------
         2,797      5.06        2,519      4.30        2,468       3.58
         1,138      8.19          938      6.99          831       6.44
       -------                -------                -------
        13,313      4.23 %     12,756      3.68 %     12,758       3.31 %
       -------                -------                -------
           220                    242                    270
         1,409                  1,406                  1,392
       -------                -------                -------
       $17,069                $16,465                $16,516
       =======                =======                =======

                    3.88%                  4.30%                   4.60%
                    0.66%                  0.59%                   0.53%
                    4.54%                  4.89%                   5.13%

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

----------------------------------------------------------------------------------------------------------------
                                                       1995                                1994
                                             -----------------------       -------------------------------------
(in thousands of dollars, except per share
amounts)                                       II Q            I Q            IV Q         III Q          II Q
----------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME...................     $360,203       $342,397       $318,875      $301,724       $297,485
TOTAL INTEREST EXPENSE..................      180,313        166,188        141,625       118,173        105,403
                                             --------       --------       --------      --------       --------
NET INTEREST INCOME.....................      179,890        176,209        177,250       183,551        192,082
Provision for loan losses...............        4,787          4,608          2,488         1,113          3,219
                                             --------       --------       --------      --------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.............      175,103        171,601        174,762       182,438        188,863
                                             --------       --------       --------      --------       --------
Service charges on deposit accounts ....       20,487         22,514         19,417        19,628         19,225
Mortgage banking .......................        7,959         10,641          8,630         9,246         15,418
Trust services .........................        7,586          8,055          6,686         6,732          6,902
Securities gains (losses)...............        6,379             60            (55)          648            203
Credit card fees .......................        5,640          5,044          5,873         5,846          4,933
Investment product sales ...............        1,971          1,699          1,307         1,694          1,750
Other ..................................       10,021         11,087          9,012         9,999         10,553
                                             --------       --------       --------      --------       --------
TOTAL NON-INTEREST INCOME ..............       60,043         59,100         50,870        53,793         58,984
                                             --------       --------       --------      --------       --------
Salaries ...............................       54,974         56,108         54,314        57,740         57,535
Commissions ............................        1,932          1,688          1,523         3,547          2,624
Employee benefits ......................       15,419         15,661         13,091        13,388         15,244
Net occupancy ..........................       10,079         10,686          9,962        10,593          9,621
Equipment ..............................        9,593          9,802         10,151         9,651          9,491
FDIC insurance .........................        6,549          6,536          6,218         5,992          6,530
Printing and supplies ..................        3,362          3,572          3,911         3,734          3,710
Credit card ............................        3,369          3,263          3,426         3,777          3,219
Advertising ............................        2,912          3,031          4,152         2,684          4,296
Legal and loan collection ..............        1,905          2,123          3,370         1,719          1,808
Other ..................................       32,477         33,384         36,498        38,531         33,117
                                             --------       --------       --------      --------       --------
TOTAL NON-INTEREST EXPENSE .............      142,571        145,854        146,616       151,356        147,195
                                             --------       --------       --------      --------       --------
INCOME BEFORE INCOME TAXES .............       92,575         84,847         79,016        84,875        100,652
Provision for income taxes .............       34,414         29,985         26,520        28,973         33,199
                                             --------       --------       --------      --------       --------
NET INCOME .............................      $58,161        $54,862        $52,496       $55,902        $67,453
                                             ========       ========       ========      ========       ========


PER COMMON SHARE (1)
  Net income ...........................        $0.42          $0.39          $0.39         $0.41          $0.49
  Cash dividends declared ..............        $0.19          $0.19          $0.19         $0.19          $0.15

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ....................     $179,890       $176,209       $177,250      $183,551       $192,082
Tax Equivalent Adjustment (2) ..........        1,723          1,885          2,042         2,211          2,545
                                             --------       --------       --------      --------       --------
Tax Equivalent Net Interest Income .....     $181,613       $178,094       $179,292      $185,762       $194,627
                                             ========       ========       ========      ========       ========

(1) Adjusted for the five percent stock dividend issued July 31, 1995.
(2) Calculated assuming a 35% tax rate.

                           PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Bancshares Incorporated held its annual meeting of shareholders on April 27, 1995. At that meeting, shareholders approved the following management proposals (1,2 and 3) and rejected a shareholder proposal
(4):


                                                                       ABSTAIN/         BROKER
                                          FOR          AGAINST         WITHHELD        NON-VOTES
                                          ---          -------         --------        ---------
1. Election of directors
to serve as Class II
Directors until the 1998
Meeting of Shareholders
as follows:

  Don Conrad                          106,289,836                     1,175,253
  George Skestos                      106,234,711                     1,230,377
  Lewis Smoot, Jr.                    106,369,689                     1,095,399
  Frank Wobst                         106,378,588                     1,086,500

2.  Proposal to approve the
Huntington Bancshares Inc.
Incentive Compensation Plan

                                       96,257,687       9,225,207     1,981,370               853

3.  Ratification of Ernst &
Young LLP to serve as independent
auditors for the Corporation
for the year 1995
                                      106,069,434         668,804       748,494             8,355


4. Consideration/action upon
a shareholder proposal
                                       15,370,820      78,067,446     3,985,907        10,041,014

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


                           11.      Computation of Earnings Per Share

                           27.      (a) Financial Data Schedule
                                    (b) Restated Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated April 11, 1995, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the quarter ended March 31, 1995. A second report on Form 8-K , dated April 28, 1995, was filed under report item numbers 5 and 7, announcing Huntington's continuation of its common stock repurchase program.

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



                                       Huntington Bancshares Incorporated
                                       ----------------------------------
                                                 (Registrant)




Date:    August 14, 1995               /s/ Ralph K. Frasier
                                       ---------------------
                                       Ralph K. Frasier
                                       General Counsel and Secretary




Date:    August 14, 1995               /s/ John D. Van Fleet
                                       ---------------------
                                       John D. Van Fleet
                                       Senior Vice President, Corporate
                                       Controller, and Principal Accounting
                                       Officer (Chief Accounting Officer)