Form 10-Q
period 1995-09-30
HUNTINGTON BANCSHARES INC/MD
filed 1995-11-14
CIK 49196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


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

There were 133,642,449 shares of Registrant's without par value common stock outstanding on October 31, 1995.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------

(in thousands of dollars)                                   September 30,    December 31,    September 30,
                                                                1995             1994            1994
                                                            -------------    ------------    -------------
ASSETS
Cash and due from banks ................................    $   852,399       $   885,327    $   832,696
Interest bearing deposits in banks .....................          1,259             3,059          2,168
Trading account securities .............................         19,135             9,427         22,319
Federal funds sold and securities
     purchased under resale agreements .................        276,747             5,329        281,800
Mortgages held for sale ................................        156,051           138,997        191,274
Securities available for sale - at fair value ..........      4,290,570         3,304,493      2,733,266
Investment securities - fair value $419,773; $474,147 ;
     and $491,767, respectively ........................        416,236           475,692        488,291
Total loans (1) ........................................     13,457,831        12,264,436     11,871,412
     Less allowance for loan losses ....................        198,573           200,492        205,964
                                                            -----------       -----------    -----------
Net loans ..............................................     13,259,258        12,063,944     11,665,448
                                                            -----------       -----------    -----------
Premises and equipment .................................        296,708           288,793        287,897
Customers' acceptance liability ........................         59,785            53,883         64,249
Accrued income and other assets ........................        544,982           541,696        420,510
                                                            -----------       -----------    -----------
TOTAL ASSETS ...........................................    $20,173,130       $17,770,640    $16,989,918
                                                            ===========       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .....................................    $12,544,500       $11,965,067    $11,602,246
Short-term borrowings ..................................      4,047,206         2,898,201      2,661,627
Bank acceptances outstanding ...........................         59,785            53,883         64,249
Long-term debt .........................................      1,622,411         1,214,052      1,088,134
Accrued expenses and other liabilities .................        416,429           227,617        171,841
                                                            -----------       -----------    -----------
     Total Liabilities .................................     18,690,331        16,358,820     15,588,097
                                                            -----------       -----------    -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          200,000,000 shares; issued and outstanding
          141,394,248; 131,119,504; and 130,540,584
          shares, respectively .........................      1,056,146           912,318        902,427
      Less 6,877,908; 904,739; and 1,130,054
          treasury shares, respectively ................       (144,262)          (16,577)       (22,952)
     Capital surplus ...................................        235,661           215,084        217,056
     Net unrealized gains (losses) on securities
          available for sale ...........................          7,162           (63,289)       (33,577)
     Retained earnings .................................        328,092           364,284        338,867
                                                            -----------       -----------    -----------
     Total Shareholders' Equity ........................      1,482,799         1,411,820      1,401,821
                                                            -----------       -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............    $20,173,130       $17,770,640    $16,989,918
                                                            ===========       ===========    ===========

See notes to consolidated financial statements.
(1) See page 8 for detail of total loans and total deposits.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


-------------------------------------------------------------------------------

(in thousands of dollars, except per share amounts)           THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1995              1994                1995              1994
Interest and fee income                                       --------------------------------     -------------------------------
  Loans  ...................................                      $296,472          $248,330           $  857,639          $716,340
  Investment securities.....................                         7,284             8,528               22,690            23,318
  Securities available for sale ............                        70,410            38,308              188,469           133,281
  Mortgages held for sale ..................                         3,351             4,149                7,628            23,610
  Other ....................................                           342             2,409                4,033             4,297
                                                               -----------       -----------          -----------       -----------
        TOTAL INTEREST INCOME ..............                       377,859           301,724            1,080,459           900,846
                                                               -----------       -----------          -----------       -----------
Interest Expense
  Deposits .................................                       111,549            74,485              313,207           212,112
  Short-term borrowings ....................                        57,054            27,297              156,763            70,993
  Long-term debt ...........................                        22,678            16,391               67,812            38,941
                                                               -----------       -----------          -----------       -----------
       TOTAL INTEREST EXPENSE ..............                       191,281           118,173              537,782           322,046
                                                               -----------       -----------          -----------       -----------
       NET INTEREST INCOME .................                       186,578           183,551              542,677           578,800
                                                               -----------       -----------          -----------       -----------
Provision for loan losses ..................                         7,187             1,113               16,582            12,796
                                                               -----------       -----------          -----------       -----------
      NET INTEREST INCOME
        AFTER PROVISION FOR LOAN LOSSES ....                       179,391           182,438              526,095           566,004
                                                               -----------       -----------          -----------       -----------
Total non-interest income (1)...............                        61,204            53,793              180,029           171,444

Total non-interest expense (1)..............                       138,850           151,356              426,957           449,990
                                                               -----------       -----------          -----------       -----------
         INCOME BEFORE INCOME TAXES ........                       101,745            84,875              279,167           287,458

Provision for income taxes..................                        35,808            28,973              100,207            97,361
                                                               -----------       -----------          -----------       -----------
               NET INCOME ..................                      $ 65,937          $ 55,902           $  178,960          $190,097
                                                               ===========       ===========          ===========       ===========

PER COMMON SHARE (2)
     Net income ............................                         $0.48             $0.41                $1.29             $1.40

     Cash dividends declared................                         $0.20             $0.19                $0.58             $0.49


AVERAGE COMMON SHARES OUTSTANDING ..........                   137,182,768       136,107,853          139,112,764       136,257,881

See notes to consolidated financial statements.
(1) See page 9 for detail of non-interest income and non-interest expense.
(2) Adjusted for the five percent stock dividend distributed July 31, 1995.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                                                               NET
                                                                                            UNREALIZED
                                                                                               GAINS
                                 COMMON      COMMON     TREASURY     TREASURY     CAPITAL   (LOSSES) ON     RETAINED
                                 SHARES      STOCK       SHARES       STOCK       SURPLUS    SECURITIES     EARNINGS      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1994:
 BALANCE, BEGINNING
   OF PERIOD ...............    104,411    $  902,107      (608)    $  (15,290)    $216,168         --       $ 221,652   $1,324,637
    Change in
      accounting method
      for securities .......                                                                   $  65,548         1,624       67,172
    Net income .............                                                                                   190,097      190,097
    Cash dividends declared
       ($.49 per share) ....                                                                                   (67,447)     (67,447)
    Five-for-four
       stock split .........     26,088                    (160)
    Stock options
       exercised ...........                                279          6,394          721                     (5,470)       1,645
    Treasury shares
       purchased ...........                             (1,798)       (42,127)                                             (42,127)
    Treasury shares sold:
      Shareholder dividend
        reinvestment plan ..                                752         18,417           30                     (1,298)      17,149
      Employee stock purchase
        and other plans ...                                 405          9,654          137                        (291)      9,500
    Conversion of convertible
        notes .............          41           320                                                                           320
    Change in net unrealized
      gains (losses) on
      securities available
      for sale ............                                                                      (99,125)                   (99,125)
                               --------     ---------   -------      ---------    ---------     --------     ---------  -----------
 BALANCE, END OF PERIOD ...     130,540      $902,427    (1,130)      $(22,952)    $217,056     $(33,577)     $338,867   $1,401,821
                               ========     =========   =======      =========    =========     ========     =========  ===========

Nine Months Ended September 30, 1995:
 BALANCE, BEGINNING
   OF PERIOD ..............     131,120    $  912,318      (905)    $  (16,577)    $215,084   $  (63,289)    $ 364,284   $1,411,820
     Stock issued for
      acquisitions .......        3,510         3,434                                20,061         (985)        8,474       30,984
    Net income ...........                                                                                     178,960      178,960
    Cash dividend declared
      ($.58 per share) ...                                                                                     (79,852)     (79,852)
    5% stock dividend ....        6,732       140,146       (45)                                              (140,272)        (126)
    Stock options
      exercised ...........                                 184          3,233           76                     (2,342)         967
    Treasury shares
      purchased ...........                              (7,726)      (159,368)                                            (159,368)
    Treasury shares sold:
      Shareholder
        dividend reinvestment
        plan ..............                               1,213         21,434          310                     (1,114)      20,630
      Employee stock purchase
        and other plans ...                                 401          7,016          130                        (46)       7,100
    Conversion of convertible
      notes ................         32           248                                                                           248
    Change in net unrealized
      gains (losses) on securities
      available for sale ...                                                                      71,436                     71,436
                               --------     ---------   -------      ---------    ---------     --------     ---------  -----------
 BALANCE, END OF PERIOD ....    141,394    $1,056,146    (6,878)    $ (144,262)    $235,661      $ 7,162      $328,092   $1,482,799
                               ========     =========   =======      =========    =========     ========     =========  ===========

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

(in thousands of dollars)                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1995              1994
                                                                      -----------       -------------
OPERATING ACTIVITIES
 Net Income.......................................................     $  178,960       $  190,097
 Adjustments to reconcile net income to net cash
 provided by operating activities
      Provision for loan losses...................................         16,582           12,796
      Provision for other real estate.............................         (2,263)          (2,889)
      Provision for depreciation and amortization.................         47,182           66,378
      Deferred income tax expense.................................         18,034           24,500
      Increase in trading account securities......................         (9,708)            (355)
      (Increase) decrease in mortgages held for sale..............        (17,054)         841,064
      Net gains on sales of securities available for sale.........         (8,142)          (2,545)
      Net gains on calls of investment securities.................           (612)            (104)
      (Increase) decrease in accrued income receivable............        (26,900)          13,060
      Net (increase) decrease in other assets.....................        (28,534)          52,387
      Increase (decrease) in accrued expenses.....................        114,417          (29,411)
      Net increase (decrease) in other liabilities................         16,953          (67,736)
                                                                       ----------       ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES...........        298,915        1,097,242
                                                                       ----------       ----------

INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks..................          1,800           10,442
  Proceeds from:
    Maturities of investment securities...........................         27,106           20,797
    Maturities of securities available for sale...................        212,750          239,777
    Calls of investment securities................................         34,686           44,459
    Sales and calls of securities available for sale..............      2,388,018        2,195,640
 Purchases of:
    Investment securities.........................................         (2,660)        (222,352)
    Securities available for sale.................................     (3,377,820)      (1,356,416)
Net loan originations.............................................     (1,071,526)        (952,145)
Proceeds from disposal of premises and equipment..................          2,344              833
Purchases of premises and equipment...............................        (23,255)         (19,511)
Proceeds from sales of other real estate..........................         26,446           26,968
Net cash received from purchase/sale of subsidiaries..............        148,490               --
                                                                       ----------       ----------
            NET CASH USED FOR INVESTING ACTIVITIES................     (1,633,621)         (11,508)
                                                                       ----------       ----------

FINANCING ACTIVITIES
  Increase (decrease) in total deposits...........................        231,223         (424,786)
  Increase (decrease) in short-term borrowings....................      1,144,187         (533,836)
  Proceeds from issuance of long-term debt........................        590,000          350,000
  Payment of long-term debt.......................................       (181,565)         (26,415)
  Dividends on common stock.......................................        (59,348)         (50,298)
  Acquisition of treasury stock...................................       (159,368)         (42,127)
  Sales of treasury stock.........................................          7,100            9,500
  Proceeds from exercise of stock options.........................            967            1,645
                                                                       ----------       ----------
            NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES..      1,573,196         (716,317)
                                                                       ----------       ----------
            CHANGE IN CASH AND CASH EQUIVALENTS...................        238,490          369,417
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD......        890,656          745,079
                                                                       ----------       ----------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD............     $1,129,146       $1,114,496
                                                                       ==========       ==========


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

         Under FAS 114, $20.7 million of non-performing loans presented in the table on page 23 of this report are considered impaired. Included in this amount is $13.3 million of impaired loans for which the related allowance for loan losses is $7.9 million and $7.4 million of impaired loans that as a result of write-downs do not have an allowance for loan losses.

         As more fully described in Management's Discussion and Analysis, Huntington also adopted FAS 122, "Accounting for Mortgage Servicing Rights", in the third quarter of 1995. The adoption of FAS 122 did not have a material effect on Huntington's consolidated financial statements.

C. Huntington acquired Security National Corporation (Security), a $189 million one-bank holding company headquartered in Maitland, Florida on May 1, 1995, and Reliance Bank of Florida (Reliance), a $98 million bank headquartered in Melbourne, Florida on May 16, 1995. Huntington issued approximately 3.5 million shares of common stock in exchange for all the common stock of Security and Reliance. Prior year financial statements were not restated for these immaterial pooling-of-interests transactions. On July 16, 1995, Huntington consummated the acquisition of First Seminole Bank (First Seminole), a $51 million bank headquartered in Lake Mary, Florida. Huntington paid cash of $8.4 million for all of the stock of First Seminole in a transaction accounted for as a purchase.

         In August 1995, Huntington entered into a merger agreement with Peoples Bank of Lakeland (Peoples), a $534 million commercial bank headquartered in Lakeland, Florida. Huntington is to exchange a combination of its common stock and cash for the outstanding common stock of Peoples in a purchase transaction. The acquisition is expected to be completed in January 1996, subject to approval by Peoples shareholders and applicable regulatory authorities.

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

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------------------------
(in thousands of dollars)                        SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                      1995              1994             1994
                                                 -------------      ------------     -------------
Commercial ....................................   $ 4,106,763       $ 3,610,892       $ 3,566,660
Tax-free ......................................        53,539            58,006            60,403
Real Estate
     Construction..............................       364,721           304,769           286,999
     Commercial................................     1,540,534         1,378,398         1,373,936
     Residential...............................     1,546,754         1,624,367         1,465,988
Consumer ......................................     5,059,492         4,641,946         4,523,251
Lease financing................................       786,028           646,058           594,175
                                                  -----------       -----------       -----------
     TOTAL LOANS...............................   $13,457,831       $12,264,436       $11,871,412
                                                  ===========       ===========       ===========

--------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------
(in thousands of dollars)                        SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                      1995              1994             1994
                                                 -------------      ------------     -------------
Demand deposits
     Non-interest bearing .....................   $ 1,989,624       $ 2,169,095       $ 2,062,806
     Interest bearing .........................     2,686,800         2,646,785         2,632,437
Savings deposits ..............................     2,118,333         2,227,406         2,308,881
Certificates of deposit of $100,000 or more....       916,157           605,763           582,991
Other domestic time deposits ..................     4,523,528         3,909,061         3,589,791
Foreign time deposits ................                310,058           406,957           425,340
                                                  -----------       -----------       -----------
     TOTAL DEPOSITS ..................            $12,544,500       $11,965,067       $11,602,246
                                                  ===========       ===========       ===========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
--------------------------------------------------------------------------------

(in thousands of dollars)                THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,     PERCENT        SEPTEMBER 30,       PERCENT
                                           1995      1994      CHANGE       1995        1994      CHANGE
---------------------------------------------------------------------------------------------------------
Service charges on deposit accounts....   $21,109   $19,628     7.55%     $ 64,110    $ 57,419      11.65%
Mortgage banking ......................     9,678     9,246     4.67        28,278      41,737     (32.25)
Trust services ........................     7,312     6,732     8.62        22,953      21,762       5.47
Credit card fees ......................     5,939     5,846     1.59        16,305      15,126       7.79
Securities gains ......................     2,315       648     N.M.         8,754       2,649       N.M.
Investment product sales ..............     2,159     1,694    27.45         5,829       5,317       9.63
Other .................................    12,692     9,999    26.93        33,800      27,434      23.20
                                          -------   -------               --------    --------
TOTAL NON-INTEREST INCOME .............   $61,204   $53,793    13.78%     $180,029    $171,444       5.01%
                                          =======   =======               ========    ========

--------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
--------------------------------------------------------------------------------

(in thousands of dollars)                THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,     PERCENT        SEPTEMBER 30,       PERCENT
                                           1995      1994      CHANGE       1995        1994      CHANGE
---------------------------------------------------------------------------------------------------------


Salaries ..............................  $ 54,391   $ 57,740    (5.80)%   $165,473    $172,354     (3.99)%
Commissions ...........................     3,074      3,547   (13.34)       6,694       9,252    (27.65)
Employee benefits .....................    13,958     13,388     4.26       45,038      45,067     (0.06)
Net occupancy .........................    10,039     10,593    (5.23)      30,804      30,329      1.57
Equipment .............................     9,470      9,651    (1.88)      28,865      28,641      0.78
FDIC insurance ........................     5,807      5,992    (3.09)      18,892      19,053     (0.85)
Printing and supplies .................     3,508      3,734    (6.05)      10,442      10,910     (4.29)
Credit card ...........................     3,398      3,777   (10.03)       9,712      10,067     (3.53)
Advertising ...........................     3,149      2,684    17.32        9,092      11,168    (18.59)
Legal and loan collection..............     1,857      1,719     8.03        5,885       4,928     19.42
Other .................................    30,199     38,531   (21.62)      96,060     108,221    (11.24)
                                         --------   --------              --------    --------
TOTAL NON-INTEREST EXPENSE.............  $138,850   $151,356    (8.26)%   $426,957    $449,990     (5.12)%
                                         ========   ========              ========    ========


N.M. - Not meaningful

2.  Management's Discussion and Analysis

OVERVIEW

        Huntington reported net income of $65.9 million, or $.48 per share, for the third quarter of 1995 compared with $55.9 million, or $.41 per share, for the same period last year. For the first nine months of the year, net income was $179.0 million, or $1.29 per share, versus $190.1 million, or $1.40 per share, in the first nine months of 1994.

        Huntington achieved returns on average assets (ROA) of 1.34% and 1.27% in the third quarter and first nine months, respectively, of 1995 and returns on average equity (ROE) of 17.03% and 15.75% in these same periods. ROA was 1.35% and 1.53% and ROE was 15.77% and 18.14% for the comparable periods in 1994.

        The increase in earnings for the recent quarter compared with the same three months of last year is principally the result of Huntington's strong loan growth and effective management of non-interest expenses. This improvement follows the downturn in earnings experienced by Huntington during the second half of 1994 and represents the third consecutive quarter of increased net income. Huntington also continues to benefit from its exceptional asset quality and solid capital position.

        Total assets were $20.2 billion at September 30, 1995, up 13.5% from December 31, 1994, and 18.7% from one year ago. Average total loans grew to $13.2 billion for the third quarter of the year, compared with $11.7 billion for the same period last year. Securities available for sale were $4.3 billion at the most recent quarter end versus $2.7 billion at September 30, 1994. This increase was the result of programs directed by Huntington's Asset/Liability Management Committee (ALCO) to neutralize the interest rate risk exposure arising from customer-driven business sectors.

        Total deposits at September 30, 1995, of $12.5 billion were higher than both December 31 and September 30, 1994, principally because of bank acquisitions consummated during 1995 and an increase in time deposits of $100,000 or more. The mix of deposits has also changed, as retail customers have shifted their investment preferences, opting for the higher yields available through certificates of deposit. Huntington's short-term and long-term borrowings are up from a year ago, largely as a result of increased purchases of term federal funds and additional notes issued by its lead subsidiary, The Huntington National Bank.

        Shareholders' equity was $1.5 billion at the recent quarter end. Huntington's regulatory capital ratios, including those of its bank subsidiaries, show continued strength and exceed the levels established for well-capitalized institutions.

NET INTEREST INCOME

        For the quarter ended September 30, 1995, Huntington reported net interest income of $186.6 million, compared with $183.6 million for the same period last year. Net interest income was $542.7 million in the first nine months of the year versus $578.8 million in the corresponding period of 1994. The net interest margin, on a fully tax equivalent basis, was 4.18% and 4.21%, respectively, for the three and nine months ended September 30, 1995. For the same periods one year ago, the margin was 4.89% and 5.11%, respectively. Though spreads available in the marketplace remained narrow, net interest income was up quarter-to-quarter as loan growth and purchases of investment securities fueled a 19.0% increase in average earning assets. Huntington anticipates that the margin will continue to decline in the fourth quarter, primarily due to the larger securities portfolio, competitive pressure on loan pricing, and changes in deposit mix.

INTEREST RATE RISK MANAGEMENT

        Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. This is accomplished with the oversight of ALCO, which is comprised of key members of executive management. ALCO establishes policies and operating limits that govern the management of interest rate and market risk as well as ensure maintenance of adequate liquidity. Both on- and off-balance sheet strategies and programs are regularly reviewed and monitored to confirm their consistency with balance sheet objectives and their appropriateness in light of changing market and business conditions.

        Active and effective management of interest rate risk requires the use of a variety of financial instruments and funding sources. On-balance sheet investment and funding vehicles, along with off-balance sheet financial instruments such as interest rate swaps, interest rate caps/floors, and financial futures represent the primary means by which Huntington responds to the balance sheet mismatches created by customer loan and deposit preferences and to changing market conditions.

        Huntington monitors its interest rate risk exposure by measuring the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. Estimated net interest income-at-risk is determined using multiple interest rate and balance sheet scenarios to provide management a range of possible outcomes for evaluating its risk tolerance.

        At September 30, 1995, the results of Huntington's internal interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). A decrease of 200 basis points could reduce net interest income by approximately .9%. Underlying these estimates is the assumption that certain core deposits, which have not repriced upward during the last 300 basis point increase in short-term rates, will not reprice downward in a falling rate environment. A 200 basis points increase in rates could result in a decrease in net interest income of .2% to 1.6%. Huntington uses a range in measuring its "at-risk" position in a rising rate scenario because of varying assumptions regarding the volume and rate behaviors of certain loans and core deposits.

        Interest rate swaps are the principal off-balance sheet vehicles used by Huntington for interest rate risk management. The overall swap strategy has enabled Huntington to lower the costs of raising wholesale liabilities and has allowed management to synthetically alter, or customize, the repricing characteristics of selected on-balance sheet financial instruments. "Asset conversion swaps" are used by Huntington to convert variable rate loans and other floating rate assets to fixed rate assets. Similarly, "liability conversion swaps" have been used to change the repricing characteristics of various on-balance sheet liabilities, primarily in connection with ALCO programs to lower the cost of raising wholesale liabilities. "Basis swaps" represent contracts in which both parties receive floating rates of interest according to different indices and are used to protect against changes in spreads. Financial futures and interest rate caps/floors, as well as forward delivery contracts purchased in connection with mortgage banking activities, are also integral to risk management. These off-balance sheet financial instruments are often preferable to securities or other on-balance sheet alternatives because, though they provide similar protection against interest rate movements, they require less capital and preserve liquidity.

        In the third quarter of 1995, interest rate swaps and other off-balance sheet financial instruments used for risk management purposes reduced interest income by $9.5 million and increased interest expense by $3.8 million. On a year-to-date basis, the decrease in interest income was $22.2 million and interest expense increased $16.8 million. For the same periods last year, these products increased interest income by $5.3 million and $27.5 million and increased (decreased) interest expense by $.8 million and ($12.9) million. Included in the preceding amounts is amortization of deferred gains and losses from terminated contracts, that decreased net interest income by $8.9 million for the most recent quarter and $18.6 million for the first nine months of 1995, and increased net interest income by $5.9 million and $19.2 million, respectively, in the three and nine months ended September 30, 1994. Expressed in terms of the net interest margin, the effect of the off-balance sheet portfolio was a reduction of 29 basis points and 30 basis points, respectively, for the third quarter and first nine months of 1995 versus an addition of 12 basis points and 35 basis points in the corresponding periods one year ago.

        The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. Since year end, expectations regarding the future direction of interest rates have shifted, with the marketplace now anticipating flat to slightly lower short-term rates over the next several months versus the expectations which prevailed at the end of 1994 for significantly higher rates. Consequently, the net unrealized loss of $29.6 million at the end of September 1995 was down considerably from $268.9 million at December 31, 1994. The market values at the most recent quarter end are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management has made no assumptions with respect to future changes in interest rates for purposes of the variable rate information and the indexed amortizing swap maturities presented below.

                                             Average                 Average Rate
                                  Notional   Maturity   Market       ------------
(dollars in millions)              Value     (years)    Value      Receive      Pay
---------------------             --------   --------   ------     -------      ---
September 30, 1995:

ASSET CONVERSION SWAPS

Receive fixed                      $  809      2.44     ($ 6.8)      5.59%      5.89%
Receive fixed-amortizing              395      2.49     (  6.2)      5.58       5.88
                                   ------               ------
TOTAL ASSET CONVERSION SWAPS       $1,204      2.46     ($13.0)      5.59%      5.89%
                                   ======               ======

LIABILITY CONVERSION SWAPS

Receive fixed                      $1,016      3.53     $ 15.1       6.28%      5.84%
Receive fixed-amortizing              283      2.73     (  6.9)      5.39       5.83
Pay fixed                           2,258       .83     ( 21.2)      5.91       7.01
                                   ------               ------
TOTAL LIABILITY CONVERSION SWAPS   $3,557      1.75     ($13.0)      5.98%      6.58%
                                   ======               ======

BASIS PROTECTION SWAPS             $  700      1.33     ($ 3.6)      6.14%      6.02%
                                   ======               ======

        The pay rates on Huntington's receive fixed swaps vary based on movements in the applicable London inter-bank offered rate (LIBOR). Receive fixed liability conversion swaps with a notional value of $150 million have embedded written LIBOR-based caps. Also, receive fixed liability conversion swaps with a notional value of $415 million and receive fixed asset conversion swaps with a notional value of $200 million have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists of contracts with notional values that are indexed to the prepayment experience of a specified pool of mortgage loans, LIBOR or Constant Maturity U.S. Treasury yields (CMT). As market interest rates change, the amortization of the notional values will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive floating rates of interest according to different indices. All receive and pay amounts applicable to Huntington's basis swaps are determined by LIBOR, the prime rate, or other indices common to the banking industry. The basis swaps have embedded written periodic caps and, in some cases, purchased periodic floors.

        The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At September 30, 1995, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $44.4 million, which is significantly less than the notional value of the contracts, and represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate non-performance in the future by any such counterparties.

        The following table summarizes activity in the interest rate swap portfolio used for asset/liability management purposes during the quarter and nine months ended September 30, 1995 and 1994:

                                       Asset         Liability       Basis
                                     Conversion      Conversion    Protection
                                     ----------------------------------------
                                                    (in millions)

Balance at June 30, 1995              $ 1,307          $3,357        $  700
  Additions                               ---             465           ---
  Maturities/Amortization                 (78)           (265)          ---
  Terminations                            (25)            ---           ---
                                      -------          ------        ------
Balance at September 30, 1995         $ 1,204          $3,557        $  700
                                      =======          ======        ======

Balance at June 30, 1994              $ 1,863          $1,851        $2,900
  Additions                               250             780           ---
  Maturities/Amortization                  (5)            (40)         (100)
  Terminations                           (200)            ---          (250)
                                      -------          ------        ------
Balance at September 30, 1994         $ 1,908          $2,591        $2,550
                                      =======          ======        ======


Balance at December 31, 1994          $ 2,508          $3,332        $1,000
  Additions                               ---           1,040           ---
  Maturities/Amortization                (109)           (481)         (300)
  Terminations                         (1,195)           (334)          ---
                                      -------          ------        ------
Balance at September 30, 1995         $ 1,204          $3,557        $  700
                                      =======          ======        ======

Balance at December 31, 1993          $ 2,281          $1,821        $2,800
  Additions                               463             995           350
  Maturities/Amortization                (236)           (225)         (100)
  Terminations                           (600)            ---          (500)
                                      -------          ------        ------
Balance at September 30, 1994         $ 1,908          $2,591        $2,550
                                      =======          ======        ======

        Terminations reflect the decisions made by ALCO to modify, refine, or change balance sheet management strategies, as a result of either a change in overall interest rate risk tolerances or changes in balance sheet composition. The terminations that occurred in the first three quarters of 1995 were associated with ALCO directed programs to realign Huntington's interest rate sensitivity posture in light of prevailing economic and market conditions and trends in the customer-driven balance sheet. At September 30, 1995, Huntington had deferred approximately

$45.3 million of net realized losses from terminated interest rate swaps, which are to be amortized as yield adjustments over the remaining term of the original contracts, as presented below.

                                                     Amortizing In
                            -------------------------------------------------------------
                            1995       1996         1997        1998       1999     Total
                            ----       ----         ----        ----       ----     -----
                                                (in millions)
SEPTEMBER 30, 1995:
Deferred gains             $  4.5     $ 15.0       $  8.3       $ 7.0      $5.7    $ 40.5
Deferred losses             (13.3)     (51.4)       (19.4)       (1.3)      (.4)    (85.8)
                           ------     ------       ------       -----      ----    ------
Net (losses) gains         $ (8.8)    $(36.4)      $(11.1)      $ 5.7      $5.3    $(45.3)
                           ======     ======       ======       =====      ====    ======

        The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $454 million at September 30, 1995. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $1.7 million at the most recent quarter end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

NON-INTEREST INCOME

        Non-interest income, exclusive of securities transactions, for the third quarter and first nine months of 1995 was $58.9 million and $171.3 million, compared with $53.1 million and $168.8 million for the corresponding periods one year ago. The quarter-to-quarter increase was driven by improvements in all major categories. Huntington's non-interest income also showed broad-based growth on a year-to-date basis, as increased service charges on deposits, credit card fees, trust revenues, and other income more than offset a 32.3% decline in mortgage banking income (see following table for an analysis of mortgage banking income). Other non-interest income was up during the respective periods principally as a result of increased trading account profits and higher income from certain fee based initiatives.

        During the first nine months of 1995, Huntington realized net gains from securities transactions of $8.8 million. The majority of these gains resulted from the sale of callable agency securities, the proceeds from which were reinvested into securities of moderately longer duration.

        The major components of mortgage banking income were as follows:

                                          Third Quarter                Nine Months
                                     -------------------          --------------------
                                      1995          1994            1995        1994
                                     ------       -------         -------      -------
                                                         (in thousands)

Net servicing fees                   $3,334       $ 5,576         $11,720      $16,913
Fee income                            1,363         2,393           3,611       11,849
Gain on sale of
  servicing rights                      ---         2,981           5,295       10,745
Other income (expense)                4,981        (1,704)          7,652        2,230
                                     ------       -------         -------      -------
                                     $9,678       $ 9,246         $28,278      $41,737
                                     ======       =======         =======      =======

        Net servicing fees in the third quarter and first nine months of 1995 were considerably less than the amounts reported in the corresponding periods of last year, principally because of sales of servicing rights. A summary of the servicing portfolio follows:

                                                        As of September 30,
                                                        1995            1994
                                                        ----            ----

                                                     (in thousands of dollars)

Loan principal                                       $5,169,294      $6,627,351
Weighted average:
  Coupon rate                                              8.11%           8.15%
  Contractual maturity                                   20 yrs.         21 yrs.

        The decrease in fee income reflected in the above table is the result of a significant drop in mortgage loan production, as the decline in origination volumes that began in 1994 (and was much more pronounced in the second half of the year) continued into 1995.

        During the most recent quarter, Huntington sold no servicing rights, compared with sales in the same period of 1994 of $700 million. For the nine months ended September 30, 1995, $421 million of servicing rights were sold, versus $1.9 billion in the first three quarters of last year.

        Other mortgage banking income is up largely because of the adoption of Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122) in the third quarter of 1995. FAS 122, an amendment of Statement 65, requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. FAS 122 also requires that a mortgage banking enterprise assess its capitalized servicing rights for impairment based on the fair value of those rights, using a disaggregated approach for mortgage servicing rights that are capitalized after adoption of the new standard. The increased income from FAS 122 implementation relates primarily to 1995 sales of retail loan production for which the retained servicing rights were capitalized. Other mortgage banking income in the third quarter of 1994 was adversely affected by the lower of cost or market value adjustment with respect to mortgages held for sale.

NON-INTEREST EXPENSE

        Non-interest expense in the third quarter of 1995 was $138.9 million, down 8.3% from the same three months in 1994. This represents the fourth consecutive quarter that non-interest expense has been reduced. A decline in non-interest expense of 5.1% occurred from the first nine months of 1994 to the corresponding period this year. These decreases were a direct result of initiatives begun in 1994 to reduce operating costs by restructuring certain business activities, including the retail delivery system and the mortgage company. Moreover, these cost reductions were achieved despite the completion of three bank acquisitions during 1995 and were primarily attributable to reduced personnel costs.

PROVISION FOR INCOME TAXES

        The provision for income taxes was $35.8 million in the most recent quarter, an increase of 23.6% from the same period one year ago. For the first nine months of the year, the provision for income taxes was $100.2 million versus $97.4 million in the corresponding period of 1994. The higher provision in 1995, when comparing the respective quarters, is largely the result of increased pre-tax earnings. The year-to-date provision for income taxes was significantly affected by a one-time charge of $2.1 million related to the May 1995 conversion of an existing thrift to a bank charter as well as various non-deductible expenses incurred in connection with bank acquisitions consummated over the past twelve months.

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

        Huntington's asset quality remains among the best of the largest banking companies in the country. Non-performing loans, which represent only .34% of total loans at the most recent quarter end, were as follows:

                             September 30,     December 31,       September 30,
                                 1995              1994               1994
                                -----             -----              -----

                                              (in millions)

Commercial                      $21.8             $21.0              $26.0
Construction                      3.1               4.6                6.2
Commercial real estate           10.5              10.1               18.5
Residential mortgage             10.6               8.7                3.0
Consumer                           .3                .1                 .1
                                -----             -----              -----
Total                           $46.3             $44.5              $53.8
                                =====             =====              =====

        Net charge-offs (annualized) as a percentage of average total loans were .31% and .24%, respectively, in the third quarter and first nine months of 1995, indicative of Huntington's continued high credit quality. For the same periods one year ago, these ratios were .26% and .22%. The ALL as a percentage of total loans was 1.48% as of September 30, 1995, compared with ratios of 1.63% at year-end 1994 and 1.73% one year ago. Huntington believes this decrease is appropriate, as the ratio of the ALL to non-performing loans remains strong at 429%.

        In addition to the improvements in credit quality referred to above, net other real estate (ORE) declined significantly during the past twelve months from $51.6 million to $23.7 million at September 30, 1995. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce non-performing assets.

CAPITAL

        Huntington's capital position remains strong. Shareholders' equity at the most recent quarter end was approximately $1.5 billion, an increase of 5.9% from one year ago. Average equity to average assets was 7.87% in the third quarter of 1995 and 8.10% for the first nine months of the year, versus 8.54% and 8.42% in the same periods in 1994. At September 30, 1995, the Tier 1 and total risk-based capital ratios were 8.46% and 12.17%, respectively, and exceeded the corresponding minimum levels to be considered "well capitalized" of 6% and 10%, respectively. Huntington's Tier 1 leverage ratio of 6.96% also exceeded the minimum regulatory requirement of 5%.

        On April 27, 1995, the Board of Directors authorized Huntington to repurchase up to 10.5 million additional shares of its common stock (as adjusted for the 5% stock dividend issued in July 1995). The authorization represents a continuation of the August 1987 Common Stock Repurchase Program and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. Approximately 7.7 million shares were acquired in the first three quarters of 1995 at an aggregate cost of $159.4 million. Certain of these shares are to be used in the pending purchase business combination with Peoples Bank of Lakeland, Florida. As of September 30, 1995, approximately 5.8 million shares were available for repurchase. Huntington's management believes that the majority of the remaining authorized shares will be repurchased by the end of the first quarter 1996.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------

(in thousands of dollars, except per share amounts)

                                             -----------     -----------      --------
THREE MONTHS ENDED SEPTEMBER 30,                 1995            1994         % CHANGE
                                             -----------     -----------      --------
NET INCOME................................       $65,937         $55,902        18.0%
PER COMMON SHARE AMOUNTS  (1).............
     Net income...........................       $  0.48         $  0.41        17.1
     Cash dividends declared..............       $  0.20         $  0.19         5.3
AVERAGE SHARES OUTSTANDING  (1)...........   137,182,768     136,107,853         0.8
KEY RATIOS
Return on:
     Average total assets.................          1.34%           1.35%       (0.7)
     Average shareholders' equity.........         17.03%          15.77%        8.0
Efficiency ratio..........................         56.74%          63.44%      (10.6)
Average equity/average assets.............          7.87%           8.54%       (7.8)
NET INTEREST MARGIN.......................          4.18%           4.89%      (14.5)

------------------------------------------   -----------     -----------      --------
NINE MONTHS ENDED SEPTEMBER 30,                  1995            1994         % CHANGE
                                             -----------     -----------      --------
NET INCOME................................      $178,960        $190,097        (5.9)%
PER COMMON SHARE AMOUNTS  (1).............
     Net income...........................      $   1.29        $   1.40        (7.9)
     Cash dividends declared..............      $   0.58        $   0.49        18.4
AVERAGE SHARES OUTSTANDING  (1)...........   139,112,764     136,257,881         2.1
KEY RATIOS
Return on:
     Average total assets.................          1.27%           1.53%      (17.0)
     Average shareholders' equity.........         15.75%          18.14%      (13.2)
Efficiency ratio..........................         59.63%          60.18%       (0.9)
Average equity/average assets.............          8.10%           8.42%       (3.8)
NET INTEREST MARGIN.......................          4.21%           5.11%      (17.6)

------------------------------------------   -----------     -----------      --------
AT SEPTEMBER 30,                                 1995            1994         % CHANGE
                                             -----------     -----------      --------
Total Loans...............................   $13,457,831     $11,871,412        13.4%
Total Deposits............................   $12,544,500     $11,602,246         8.1
Total Assets..............................   $20,173,130     $16,989,918        18.7
Shareholders' Equity......................   $ 1,482,799     $ 1,401,821         5.8

Period-End Shares Outstanding (1).........   134,516,340     135,881,057        (1.0)
Shareholders' Equity Per Common Share (1).   $     11.02     $     10.32         6.8

Total Risk-Adjusted Assets................   $16,116,690     $13,682,649        17.8
Tier 1 Risk-Based Capital Ratio...........          8.46%           9.90%      (14.5)
Total Risk-Based Capital Ratio............         12.17%          14.06%      (13.4)
Tier 1 Leverage Ratio.....................          6.96%           8.15%      (14.6)

(1) Adjusted for the five percent stock dividend distributed July 31, 1995.

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
Investment Securities - amortized cost & fair values by maturity at
September 30, 1995 and December 31, 1994
--------------------------------------------------------------------------------

(in thousands of dollars)                            SEPTEMBER 30, 1995                 December 31, 1994
----------------------------------------------------------------------------------------------------------------
                                               AMORTIZED COST      FAIR VALUE     Amortized Cost      Fair Value
----------------------------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years..............................     $    156           $    156         $    150          $    150
                                                 --------           --------         --------          --------
        Total...............................          156                156              150               150
                                                 --------           --------         --------          --------
Federal agencies
     Mortgage-backed securities
     1-5 years..............................          -                  -                371               344
     6-10 years.............................        3,882              3,985            4,812             4,806
     Over 10 years..........................        2,652              2,737            3,130             3,133
                                                 --------           --------         --------          --------
        Total...............................        6,534              6,722            8,313             8,283
                                                 --------           --------         --------          --------
     Other agencies
     1-5 years..............................      243,376            242,902          101,774            99,446
     6-10 years.............................       49,859             49,857          207,043           205,358
     Over 10 years..........................          -                  -                433               350
                                                 --------           --------         --------          --------
        Total...............................      293,235            292,759          309,250           305,154
                                                 --------           --------         --------          --------
Total U.S. Treasury and Federal agencies....      299,925            299,637          317,713           313,587
                                                 --------           --------         --------          --------
States and political subdivisions
     Under 1 year...........................       42,173             42,679           56,361            57,080
     1-5 years..............................       48,786             51,166           72,812            74,975
     6-10 years.............................       15,624             16,175           18,433            18,059
     Over 10 years..........................        5,561              6,009            6,043             6,196
                                                 --------           --------         --------          --------
        Total...............................      112,144            116,029          153,649           156,310
                                                 --------           --------         --------          --------
Other
     Under 1 year...........................        1,500              1,500            1,508             1,508
     1-5 years..............................          505                505                5                 5
     6-10 years.............................          879                819            1,504             1,424
     Over 10 years..........................        1,283              1,283            1,313             1,313
                                                 --------           --------         --------          --------
        Total...............................        4,167              4,107            4,330             4,250
                                                 --------           --------         --------          --------
Total Investment Securities.................     $416,236           $419,773         $475,692          $474,147
                                                 ========           ========         ========          ========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
Securities Available for Sale - amortized cost & fair values by maturity at September 30, 1995 and December 31, 1994
--------------------------------------------------------------------------------

(in thousands of dollars)                           SEPTEMBER 30, 1995                December 31, 1994
-------------------------------------------------------------------------------------------------------------
                                               AMORTIZED COST    FAIR VALUE      Amortized Cost    Fair Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year..........................      $  118,049      $  118,921        $   25,399      $   25,320
     1-5 years.............................         368,259         366,915           662,106         643,100
     6-10 years............................         162,441         155,144           166,909         147,671
                                                 ----------      ----------        ----------      ----------
        Total..............................         648,749         640,980           854,414         816,091
                                                 ----------      ----------        ----------      ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year..........................             726             737               -               -
     1-5 years.............................         135,589         138,926            17,727          16,922
     6-10 years............................         698,421         702,315           369,061         362,716
     Over 10 years.........................          90,925          92,537           114,742         110,119
                                                 ----------      ----------        ----------      ----------
        Total..............................         925,661         934,515           501,530         489,757
                                                 ----------      ----------        ----------      ----------
     Other agencies
     Under 1 year..........................          38,727          39,095           531,082         526,617
     1-5 years.............................       1,640,855       1,653,243           506,740         499,748
     6-10 years............................         180,519         177,835           382,849         369,404
     Over 10 years.........................         482,661         477,425           323,451         304,660
                                                 ----------      ----------        ----------      ----------
        Total..............................       2,342,762       2,347,598         1,744,122       1,700,429
                                                 ----------      ----------        ----------      ----------
Total U.S. Treasury and Federal agencies...       3,917,172       3,923,093         3,100,066       3,006,277
                                                 ----------      ----------        ----------      ----------
Other
     Under 1 year..........................           1,711           1,717               -               -
     1-5 years.............................             685             688            95,410          94,887
     6-10 years............................         249,719         255,822           165,422         164,087
     Over 10 years.........................         101,962         102,193            32,854          32,818
     Marketable equity securities..........           8,359           7,057             8,359           6,424
                                                 ----------      ----------        ----------      ----------
        Total..............................         362,436         367,477           302,045         298,216
                                                 ----------      ----------        ----------      ----------
Total Securities Available for Sale........      $4,279,608      $4,290,570        $3,402,111      $3,304,493
                                                 ==========      ==========        ==========      ==========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------

(in thousands of dollars)                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                             1995                  1994          1995                  1994
                                                          --------------------------------   -------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ......     $198,264              $212,479     $200,492              $211,835
Loan losses .........................................      (13,557)              (12,613)     (34,068)              (31,520)
Recoveries of loans previously charged off ..........        3,222                 4,985       10,490                12,853
Provision for loan losses ...........................        7,187                 1,113       16,582                12,796
Allowance of assets acquired ........................        3,457                   -          5,077                   -
                                                          --------              --------     --------              --------
Allowance for loan losses, end of period ............     $198,573              $205,964     $198,573              $205,964
                                                          ========              ========     ========              ========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized .....................         0.31%                 0.26%        0.24%                 0.22%
  Provision for loan losses -- annualized ...........         0.22%                 0.04%        0.17%                 0.15%
Allowance for loan losses as a % of total loans .....         1.48%                 1.73%        1.48%                 1.73%
Net loan loss coverage (1) ..........................        10.54x                11.27x       12.54x                16.08x

(1) Income before taxes and the provision for loan losses to net loan losses.

--------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                             1995                             1994
                                                          ----------------------------------      ----------------------
(in thousands of dollars)                                   III Q         II Q         I Q          IV Q         III Q
                                                          --------------------------------------------------------------
Non-accrual loans ...................................     $ 41,997     $ 41,554     $ 41,576      $ 41,929      $ 40,313
Renegotiated loans ..................................        4,313       13,424       11,568         2,550        13,547
                                                          --------     --------     --------      --------      --------
TOTAL NON-PERFORMING LOANS ..........................       46,310       54,978       53,144        44,479        53,860
                                                          --------     --------     --------      --------      --------
Other real estate, net ..............................       23,668       24,029       26,558        51,909        51,558
                                                          --------     --------     --------      --------      --------
TOTAL NON-PERFORMING ASSETS .........................     $ 69,978     $ 79,007     $ 79,702      $ 96,388      $105,418
                                                          ========     ========     ========      ========      ========
NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS ..................................         0.34%        0.42%        0.41%         0.36%         0.45%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ............         0.52%        0.60%        0.62%         0.78%         0.88%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS ..............................       428.79%      360.62%      378.38%       450.76%       382.41%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ............       263.26%      234.30%      235.10%       193.13%       181.70%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE .............     $ 24,001     $ 20,685     $ 19,771      $ 20,877      $ 24,182
                                                          ========     ========     ========      ========      ========

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

--------------------------------------------------------------------------------

Fully Tax Equivalent Basis (1)                                             3RD QUARTER 1995                2ND QUARTER 1995
                                                                         ---------------------           --------------------
(in millions of dollars)                                                 AVERAGE        YIELD/           AVERAGE       YIELD/
                                                                         BALANCE         RATE            BALANCE        RATE
                                                                         ---------------------           --------------------
ASSETS
Interest bearing deposits in banks.....................................  $     2         5.73%           $     3        5.03%
Trading account securities.............................................       24         7.54                 23        8.07
Federal funds sold and securities purchased under resale agreements....       22         7.49                 70        6.70
Mortgages held for sale................................................      174         7.73                109        7.52
Securities available for sale..........................................    4,170         6.77              3,601        6.76
Investment securities..................................................      421         7.92                439        7.74
Loans
     Commercial........................................................    4,045         8.09              4,027        8.55
     Tax-free..........................................................       54        10.53                 55       10.75
     Real Estate
          Construction.................................................      349         8.68                324        8.38
          Mortgage.....................................................    3,058         8.59              3,100        8.20
     Consumer..........................................................    4,979         9.05              4,805        8.90
     Lease Financing..................................................       747         7.53                690        7.43
                                                                         -------                         -------
          Total Loans..................................................   13,232         8.56             13,001        8.54
          Allowance for loan losses....................................      198                             201
                                                                         -------                         -------
          Net loans....................................................   13,034         9.04             12,800        9.00
                                                                         -------                         -------
          Total earning assets.........................................   18,045         8.37%            17,246        8.38%
                                                                         -------                         -------
Cash and due from banks................................................      783                             796
All other assets.......................................................      876                             838
                                                                         -------                         -------
TOTAL ASSETS...........................................................  $19,506                         $18,679
                                                                         =======                         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing..............................................  $ 2,194                         $ 2,159
     Interest bearing..................................................    2,488         2.45%             2,533        2.45%
Savings deposits.......................................................    2,020         2.76              2,013        2.68
Certificates of deposit of $100,000 or more............................      878         5.78                770        5.84
Other domestic time deposits...........................................    4,467         5.69              4,447        5.54
Foreign time deposits..................................................      318         6.32                264        6.57
                                                                         -------                         -------
     Total deposits....................................................   12,365         3.57             12,186        3.49
                                                                         -------                         -------
Short-term borrowings..................................................    3,786         5.96              3,348        6.13
Long-term debt.........................................................    1,403         6.36              1,208        7.23
                                                                         -------                         -------
     Interest bearing liabilities......................................   15,360         4.92%            14,583        4.93%
                                                                         -------                         -------
All other liabilities..................................................      416                             390
Shareholders' equity...................................................    1,536                           1,547
                                                                         -------                         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $19,506                         $18,679
                                                                         =======                         =======
Net interest rate spread...............................................                  3.45%                          3.45%
Impact of non-interest bearing funds on margin.........................                  0.73%                          0.76%
NET INTEREST MARGIN....................................................                  4.18%                          4.21%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

--------------------------------------------------------------------------------

Fully Tax Equivalent Basis (1)                                           1ST QUARTER 1995    4TH QUARTER 1994    3RD QUARTER 1994
                                                                         ----------------    ----------------    ----------------
(in millions of dollars)                                                 AVERAGE   YIELD/    AVERAGE   YIELD/    AVERAGE   YIELD/
                                                                         BALANCE    RATE     BALANCE    RATE     BALANCE    RATE
                                                                         ----------------    ----------------    ----------------
ASSETS
Interest bearing deposits in banks.....................................  $     3    4.50%    $     2    8.80%    $     3   7.46%
Trading account securities.............................................       27    6.68          15    6.21          17   6.61
Federal funds sold and securities purchased under resale agreements....       45    6.56         115    4.91         188   4.48
Mortgages held for sale................................................      106    8.42         135    6.75         214   7.74
Securities available for sale..........................................    3,501    6.58       2,977    6.33       2,553   5.98
Investment securities..................................................      458    8.09         475    8.09         498   8.09
Loans
     Commercial........................................................    3,776    8.65       3,562    8.75       3,511   8.47
     Tax-free..........................................................       56   10.77          59   10.28          62   9.87
     Real Estate
          Construction.................................................      315    8.57         302    7.82         275   8.02
          Mortgage.....................................................    3,111    8.09       2,905    8.06       2,822   8.04
     Consumer..........................................................    4,678    8.58       4,578    8.24       4,440   8.12
     Lease Financing..................................................       660    7.24         620    7.24         574   7.26
                                                                         -------             -------             -------
          Total Loans..................................................   12,596    8.42      12,026    8.29      11,684   8.17
          Allowance for loan losses....................................      203                 205                 212
                                                                         -------             -------             -------
          Net loans....................................................   12,393    8.87      11,821    8.60      11,472   8.48
                                                                         -------             -------             -------
          Total earning assets.........................................   16,736    8.26%     15,745    8.11%     15,158   7.98%
                                                                         -------             -------             -------
Cash and due from banks................................................      774                 770                 737
All other assets.......................................................      798                 759                 781
                                                                         -------             -------             -------
TOTAL ASSETS...........................................................  $18,105             $17,069             $16,465
                                                                         =======             =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing..............................................  $ 2,119             $ 2,127             $ 2,061
     Interest bearing..................................................    2,622    2.42%      2,652    2.30%      2,695   2.21%
Savings deposits.......................................................    2,097    2.62       2,171    2.43       2,264   2.23
Certificates of deposit of $100,000 or more............................      671    5.59         581    4.88         589   4.38
Other domestic time deposits...........................................    4,156    5.14       3,678    4.62       3,553   4.23
Foreign time deposits..................................................      274    6.31         296    5.41         199   4.66
                                                                         -------             -------             -------
     Total deposits....................................................   11,939    3.24      11,505    3.50      11,359   3.18
                                                                         -------             -------             -------
Short-term borrowings..................................................    3,137    5.99       2,797    5.06       2,519   4.30
Long-term debt.........................................................    1,246    7.44       1,138    8.19         938   6.99
                                                                         -------             -------             -------
     Interest bearing liabilities......................................   14,203    4.71%     13,313    4.23%     12,756   3.68%
                                                                         -------             -------             -------
All other liabilities..................................................      308                 220                 242
Shareholders' equity...................................................    1,475               1,409               1,406
                                                                         -------             -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $18,105             $17,069             $16,465
                                                                         =======             =======             =======
Net interest rate spread...............................................             3.55%               3.88%              4.30%
Impact of non-interest bearing funds on margin.........................             0.71%               0.66%              0.59%
NET INTEREST MARGIN....................................................             4.26%               4.54%              4.89%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


                                                                      1995                            1994
                                                      ----------------------------------     ---------------------
(in thousands of dollars, except per share amounts)     IIIQ          IIQ           IQ          IVQ         IIIQ
------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME........................         $377,859     $360,203     $342,397     $318,875     $301,724
TOTAL INTEREST EXPENSE.......................          191,281      180,313      166,188      141,625      118,173
                                                      --------     --------     --------     --------     --------
Net Interest Income..........................          186,578      179,890      176,209      177,250      183,551
Provision for loan losses....................            7,187        4,787        4,608        2,488        1,113
                                                      --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES..................          179,391      175,103      171,601      174,762      182,438
                                                      --------     --------     --------     --------     --------
Service charges on deposit accounts .........           21,109       20,487       22,514       19,417       19,628
Mortgage banking ............................            9,678        7,959       10,641        8,630        9,246
Trust services ..............................            7,312        7,586        8,055        6,686        6,732
Credit card fees ............................            5,939        5,467        4,899        5,873        5,846
Securities gains (losses)....................            2,315        6,379           60          (55)         648
Investment product sales ....................            2,159        1,971        1,699        1,307        1,694
Other .......................................           12,692       10,021       11,087        9,012        9,999
                                                      --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ...................           61,204       59,870       58,955       50,870       53,793
                                                      --------     --------     --------     --------     --------
Salaries ....................................           54,391       54,974       56,108       54,314       57,740
Commissions .................................            3,074        1,932        1,688        1,523        3,547
Employee benefits ...........................           13,958       15,419       15,661       13,091       13,388
Net occupancy ...............................           10,039       10,079       10,686        9,962       10,593
Equipment ...................................            9,470        9,593        9,802       10,151        9,651
FDIC insurance ..............................            5,807        6,549        6,536        6,218        5,992
Printing and supplies .......................            3,508        3,362        3,572        3,911        3,734
Credit card .................................            3,398        3,196        3,118        3,426        3,777
Advertising .................................            3,149        2,912        3,031        4,152        2,684
Legal and loan collection ...................            1,857        1,905        2,123        3,370        1,719
Other .......................................           30,199       32,477       33,384       36,498       38,531
                                                      --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE ..................          138,850      142,398      145,709      146,616      151,356
                                                      --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ..................          101,745       92,575       84,847       79,016       84,875
Provision for income taxes ..................           35,808       34,414       29,985       26,520       28,973
                                                      --------     --------     --------     --------     --------
NET INCOME ..................................         $ 65,937     $ 58,161     $ 54,862     $ 52,496     $ 55,902
                                                      ========     ========     ========     ========     ========
PER COMMON SHARE (1)
  Net income ................................         $   0.48     $   0.42     $   0.39     $   0.39     $   0.41
  Cash dividends declared ...................         $   0.20     $   0.19     $   0.19     $   0.19     $   0.19

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .........................         $186,578     $179,890     $176,209     $177,250     $183,551
Tax Equivalent Adjustment (2) ...............            1,635        1,723        1,885        2,042        2,211
                                                      --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income ..........         $188,213     $181,613     $178,094     $179,292     $185,762
                                                      ========     ========     ========     ========     ========

(1) Adjusted for the five percent stock dividend distributed July 31, 1995.
(2) Calculated assuming a 35% tax rate.

                  PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6.  Exhibits and Reports on Form 8-K

                (a)   Exhibits

                       3. ( i ) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as
                             Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                             ( ii ) By Laws -- previously filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

                       4.    Instruments defining the Rights of Security
                             Holders:

                             Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as Exhibit 3(i) to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as Exhibit 1 to Registration Statement on Form 8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                      11.    Computation of Earnings Per Share

                      27.    Financial Data Schedule

                (b)   Reports on Form 8-K

                       1. A report on Form 8-K, dated July 12, 1995, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the quarter ended June 30, 1995. A second report on Form 8-K , dated August 16, 1995, was filed under report item numbers 5 and 7, concerning Amendment No. 1 to the Rights Agreement between Huntington and the Huntington Trust Company, N.A., as Rights Agent.

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

                                            Huntington Bancshares Incorporated
                                            ----------------------------------
                                                        (Registrant)



Date:    November 14, 1995                  /s/ Ralph K. Frasier
                                            -----------------------------------
                                            Ralph K. Frasier
                                            General Counsel and Secretary





Date:    November 14, 1995                  /s/ John D. Van Fleet
                                            -----------------------------------
                                            John D. Van Fleet
                                            Senior Vice President, Corporate
                                            Controller, and Principal Accounting
                                            Officer (Chief Accounting Officer)