Form 10-K
period 1995-12-31
HUNTINGTON BANCSHARES INC/MD
filed 1996-02-22
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

                         Commission file Number 0-2525

                       Huntington Bancshares Incorporated
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Maryland                           31-0724920
       --------------------------------          -------------------
        (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)            Identification No.)

Huntington Center, 41 S. High Street,Columbus, OH                     43287
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code (614) 480-8300

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - Without Par Value
                                (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes   [  ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1995, was $2,873,757,326. As of January 31, 1996, 137,192,253 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

   Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1995 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1996 Annual Shareholders' Meeting.

                       Huntington Bancshares Incorporated
                       ----------------------------------
                                     Part I
                                     ------

ITEM 1:  BUSINESS

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, and issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 1995, Huntington's subsidiaries had 176 banking offices in Ohio, 45 banking offices in West Virginia, 42 banking offices in Michigan, 25 banking offices in Indiana, 19 banking offices in Florida, 15 banking offices in Kentucky, and 1 foreign
office in the Cayman Islands.   The Huntington Mortgage Company (a wholly-owned
subsidiary) has loan origination offices throughout the Midwest and East Coast as well as one office in Houston, Texas. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1995, Huntington and its subsidiaries had 7,551 full-time equivalent employees.

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since September 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, actual or potential competition in each of Huntington's markets has been intensified. The same federal legislation permits further competition through interstate branching beginning in mid-1997, subject to certain limitations by individual states.

         Between May and September 1995, Huntington consummated the acquisitions of Security National Corporation, a one-bank holding company owning Security National Bank (Maitland, Florida); Reliance Bank of Florida (Melbourne, Florida); First Seminole Bank (Lake Mary, Florida); and four branches of Bank One, Dayton, National Association (Springfield , Ohio). A combined total of $338 million of assets was acquired through the three bank acquisitions and $138 million of deposits through the branch acquisitions. The acquired banks, together with Huntington's Sebring, Florida location that previously operated as a thrift subsidiary, now operate under one charter as The Huntington National Bank of Florida. Also in 1995, Huntington sold its national bank subsidiary in Pennsylvania and its thrift subsidiaries in Jacksonville, Florida, and Chicago, Illinois. Total assets sold approximated $180.3 million.

         In August 1995, Huntington signed a definitive merger agreement with Peoples Bank of Lakeland (Peoples), a $534 million commercial bank headquartered in Lakeland, Florida. The purchase acquisition was completed on January 23, 1996, with Huntington acquiring all of the common shares of Peoples in exchange for 4.7 million shares of Huntington common stock and cash of approximately $46.2 million.

REGULATORY MATTERS

GENERAL

         As a registered bank holding company, Huntington is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, Huntington may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Prior to engaging in most new business activities, Huntington must obtain approval from the Federal Reserve Board. As discussed above, Huntington sold, or converted to a bank charter, its thrift subsidiaries during 1995 and thereby ceased to be a savings and loan holding company.

         Huntington's bank subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and are subject to supervision, examination, and regulation by the Office of the Comptroller of the Currency ("OCC") if a national bank, or by state banking authorities and either the FDIC or the Federal Reserve Board if a state-chartered bank. Certain deposits of Huntington's bank subsidiaries were acquired from savings associations and are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Huntington's nonbank subsidiaries are also subject to supervision, examination, and regulation by the Federal Reserve Board and examination by applicable federal and state banking agencies. In addition to the impact of federal and state supervision and regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

HOLDING COMPANY STRUCTURE

         Huntington's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbank subsidiary of the parent are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbank subsidiaries of the parent, to an aggregate of 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1995, approximately $179 million was available for loans to Huntington from its subsidiary banks.

         The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         In 1989, the United States Congress passed comprehensive financial institutions legislation known as the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"). Among other things, FIRREA established a new principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that any insured bank subsidiary of Huntington causes a loss to the FDIC, other bank subsidiaries of Huntington could be required to compensate the FDIC by reimbursing to it the amount of such loss, and such reimbursement could cause a loss of Huntington's investment in such other subsidiaries.

         Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, the laws of certain states provide for such assessment and sale with respect to the subsidiary banks chartered by such states. Huntington, as the sole shareholder of its subsidiary banks, is subject to such provisions. Moreover, under legislation that became effective August 10, 1993, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. As a result of such legislation, claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiaries (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiaries in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiaries.

DIVIDEND RESTRICTIONS

         Dividends from subsidiary banks are a significant source of funds for payment of dividends to the shareholders of bank holding companies. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiaries can pay to Huntington without regulatory approval.

         Huntington's subsidiary banks may not, without prior regulatory approval, pay a dividend in an amount greater than such banks' undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the
year combined with its retained net income for the two preceding years.   Under
these provisions and in accordance with the above-described formula, Huntington's subsidiary banks could, without regulatory approval, declare dividends to Huntington in 1996 of approximately $193.9 million plus an additional amount equal to their net profits during 1996. In the year ended December 31, 1995, Huntington declared cash dividends to its shareholders of approximately $106.5 million.

         If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board, the OCC, and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

         The level of deposit premiums affects the profitability of subsidiary banks and thus the potential flow of dividends to parent companies. The FDIC has the authority to raise the insurance premiums for institutions in the BIF to a level necessary to achieve a target reserve level of 1.25% of insured deposits within not more than 15 years from the enactment of FIRREA. Changes in the fundamental features of the system of assessing insurance premiums are also possible. In October 1994, the FDIC issued an advance notice of proposed rule making seeking public comment on a possible redefinition of the base on which insurance premiums are calculated. Such redefinition could have a significant effect on individual institutions. In addition, the FDIC has the authority to impose special assessments in certain circumstances.

         Under the risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured depository institution in one of nine risk categories based on its level of capital and other relevant information (such as supervisory evaluations). Huntington's insured depository subsidiaries are subject to this risk-based assessment system. From January 1, 1994, until May 31, 1995, assessment rates for deposit insurance premiums ranged from 0.23 percent to 0.31 percent, depending on the assessment category into which the insured institution was placed. On August 8, 1995, the FDIC approved a rule widening the range for BIF insured institutions to 0.04 percent for banks in the best risk classification to 0.31 percent for banks in the riskiest classification, effective when the 1.25 percent target reserve level for the BIF was attained.

         Subsequently, on September 5, 1995, the FDIC announced that the 1.25 percent target reserve level had been reached at the end of May 1995 and that premium refunds would be made to banks for over-payment on assessment installments paid through June 30, 1995. These refunds were made in late September 1995. On November 14, 1995, the FDIC further announced that assessments in 1996 would be zero for banks in the best risk classification and to a maximum of 0.27 percent for banks in the riskiest classification. Banks with zero rates will still be obligated to pay a statutory $2,000 annual assessment. In addition, various proposals are currently under consideration in Congress to authorize or require the FDIC to rebate premium payments to banks in the event that, notwithstanding the zero rate, reserves accumulate in excess of the 1.25 percent target reserve level.

         Legislative proposals are also under consideration in Congress for recapitalization of the SAIF, the FDIC fund that insures deposits in savings associations, to bring it to the same 1.25 percent target reserve level as applies to the BIF. These proposals generally involve the imposition of a special assessment on all savings associations, as well as on so-called Oakar banks, i.e., banks that have acquired deposits of savings associations by merger, branch purchase, or otherwise. It is expected that the SAIF recapitalization legislation, when enacted, will contain some relief for Oakar banks from the amount of assessments payable by savings associations, but the degree of such relief is not known at present. Certain of Huntington's bank subsidiaries have at various times acquired deposits of savings associations and will be subject as Oakar banks to whatever special assessment is enacted in the SAIF recapitalization legislation. Huntington does not expect that the effects of the SAIF recapitalization legislation will have a material adverse effect on its consolidated financial statements.

CAPITAL REQUIREMENTS

         The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Each of Huntington's subsidiary banks is subject to substantially similar capital requirements adopted by applicable regulatory agencies.

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

         The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated mortgage servicing rights ("OMSRs"), readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of OMSRs/PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate sublimit of 25% of Tier 1 capital. The amount of OMSRs/PMSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than OMSRs/PMSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

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

         As of December 31, 1995, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and leverage ratio for Huntington were as follows:


                                           Requirement          Huntington
                                           -----------          ----------
Tier 1 Risk-Based Capital Ratio              4.00%                  8.39%

Total Risk-Based Capital Ratio               8.00%                 12.03%

Leverage Ratio                               3.00%                  6.87%

As of December 31, 1995, each of Huntington's bank subsidiaries had capital in excess of the minimum requirements.

         The Federal Reserve Board, the OCC, and the FDIC jointly announced a final rule in August 1995, revising their risk-based capital standards to specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final rule did not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. Instead, the banking agencies issued for comment a joint policy statement describing a measurement process. After gaining experience with the proposed process, the banking agencies intend to issue a proposed rule establishing an explicit capital charge for interest rate risk that will be based upon the level of a bank's measured interest rate risk exposure. Pending issuance of such proposed rule, management cannot determine what effect, if any, an explicit charge for interest rate risk would have on the capital ratios of Huntington or its subsidiary banks.

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

         The federal banking regulatory agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

         Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, as of December 31, 1995, Huntington's depository subsidiaries had brokered deposits of $17.8 million, compared to $56.7 million as of December 31, 1994.

         FDICIA, as amended, directs that each federal banking regulatory agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, and stock valuation. The Federal Reserve Board has adopted a regulation in the form of guidelines covering most of these items, and the other federal banking regulatory agencies are expected to adopt identical regulations. Huntington believes that the regulation and guidelines will not have a material effect on the operations of its depository institution subsidiaries.

OTHER DEVELOPMENTS

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state became permissible one year after enactment, i.e. on September 29, 1995. Interstate branching and consolidations of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The permissibility of consolidations and branching may be accelerated by "opt-ins" by individual states. A state may also, until June 1, 1997, adopt legislation to "opt-out" of interstate branching and consolidations, but in that event the state's own banks become ineligible to branch into, or consolidate their operations in, other states.

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

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Huntington's 1995 Annual Report to Shareholders, and is incorporated herein by reference:

                                                                          Table       Page
Distribution of Assets, Liabilities and Shareholders'
Equity; Interest Rates and Interest Differential:
   Average Balance Sheet                                                              24, 25
Net Interest Earnings                                                                 24, 25
Analysis
   Change in Net Interest Income Due to
     Changes in Average Volume and
     Interest Rates                                                        2            13
Investment Securities:
  Book Value of Investments                                                5            16
  Maturity Distribution and Yields                                         5            16
Securities Available for Sale:
  Book Value of Investments                                                6            17
  Maturity Distribution and Yields                                         6            17
Loan Portfolio:
   Types of Loans                                                         13            22
   Maturities and Sensitivities to
     Changes in Interest Rates                                            14            22
   Non-accrual, Past Due and
     Renegotiated Loans                                                   12            21
   Potential Problem Loans                                                            20, 21
   Loan Concentrations                                                    13            22
Summary of Loan Loss Experience:
   Allowance for Loan Losses                                               3          14, 15
   Allocation of Allowance for Loan Losses                                 4            15
Deposits:
   Average Balances                                                                   24, 25
   Large CD Maturities                                                    10            20
Return on Equity and Assets                                                1            12
Short-Term Borrowings                                                     11            21

ITEM 2:  PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington occupies approximately 39 percent. The original lease term is 25 years, expiring in 2009, with renewal options for up to 50 years with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. In addition to these headquarters, Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located throughout Ohio. Of these properties, Huntington owns the twelve-story and thirteen-story office buildings, The Huntington Mortgage Company building, the building in Troy, Michigan, and the operations centers located in Cleveland and Columbus. All of the other major properties are held under long-term leases.

ITEM 3:  LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 12 of Notes to Consolidated Financial Statements on page 37 of the 1995 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    Part II
                                    -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ National Market System under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 1996, Huntington had 31,832 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics, Non Performing Assets (Quarterly Data)" on page 26 of the 1995 Annual Report to Shareholders, and is incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth under "Item 1: Business-Regulatory Matters-Dividend Restrictions" above and in Notes 8 and 17 of Notes to Consolidated Financial Statements on pages 35 and 39, respectively, of the 1995 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         Information required by this item is set forth in Table 1 on page 12 of Huntington's 1995 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth on pages 12 - 22 of Huntington's 1995 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on pages 28 - 43 (consolidated financial statements), and on page 44 (report of independent auditors), of Huntington's 1995 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 3 through 5, under the caption "Executive Officers of the Corporation" on pages 25 through 26, and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 32, of Huntington's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 10 through 18, and under the caption "Compensation of Directors" on pages 6 through 8, of Huntington's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 8 through 10, of Huntington's 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this item is set forth under the caption "Transactions With Directors and Officers" on page 10 of Huntington's 1996 Proxy Statement, and is incorporated herein by reference.

                                    Part IV
                                    -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

     (a)  The following documents are filed as part of this report:

          (1) The following consolidated financial statements and report of independent auditors appearing in Huntington's 1995 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8:

                                                                          Annual
                                                                       Report Page
                                                                       -----------
                  Consolidated Balance Sheets as of                         28
                      December 31, 1995 and 1994

                  Consolidated Statements of Income                         29
                    for the years ended December 31,
                         1995, 1994, and 1993

                  Consolidated Statements of Changes                        30
                    in Shareholders' Equity for the years --
                        ended December 31, 1995, 1994, and 1993

                  Consolidated Statements of Cash Flows                     31
                     for the years ended December 31,
                        1995, 1994, and 1993

                  Notes to Consolidated Financial Statements           32 - 43

                  Report of Independent Auditors                            44


         (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

         (3) The exhibits required by this item are listed in the Exhibit Index on pages 13 through 15 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(s) in the Exhibit Index.

   (b) During the quarter ended December 31, 1995, Huntington filed two Reports on Form 8-K. The first report was dated October 11, 1995. The information contained therein was filed under report item number five, "Other Events", and contained Huntington's press release to announce the results of operations for the quarter ended September 30, 1995. The second report was dated October 16, 1995. The information contained therein was filed under report item number five, "Other Events", and included the forms of the Fixed and Floating Rate Medium Term Notes which are to be issued under Huntington's Indenture.

   (c)   The exhibits to this Form 10-K begin on page 13.

   (d)   See Item 14(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of February, 1996.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)

By: /s/Frank Wobst                             By: /s/Gerald R. Williams
   ------------------------------                 -----------------------------
    Frank Wobst                                    Gerald R. Williams
    Director, Chairman and                         Executive Vice President and
    Chief Executive Officer                        Chief Financial Officer
    (Principal Executive Officer)                  (Principal Financial Officer)


By: /s/John D. Van Fleet
   ------------------------------
    John D. Van Fleet
    Senior Vice President and
    Corporate Controller
    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 1996.

/s/ Don M. Casto, III                           /s/ George A. Skestos
-----------------------------------             -------------------------------
Don M. Casto, III                               George A. Skestos
Director                                        Director

/s/ Don Conrad                                  /s/ Lewis R. Smoot, Sr.
-----------------------------------             -------------------------------
Don Conrad                                      Lewis R. Smoot, Sr.
Director                                        Director

/s/ John B. Gerlach                             /s/ Timothy P. Smucker
-----------------------------------             -------------------------------
John B. Gerlach                                 Timothy P. Smucker
Director                                        Director

/s/ W. Lee Hoskins                              /s/ Zuheir Sofia
-----------------------------------             -------------------------------
W. Lee Hoskins                                  Zuheir Sofia
Director                                        Director

/s/ Wm. J. Lhota                                /s/ William J. Williams
-----------------------------------             -------------------------------
Wm. J. Lhota                                    William J. Williams
Director                                        Director

/s/ Gerald E. Mayo
-----------------------------------
Gerald E. Mayo
Director

Exhibit Index

  3(a). Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as
Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (b). Bylaws -- previously filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

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

   (c). Amendment No. 1 to the Rights Agreement, dated August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K, filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference.

   10.   Material contracts:

         (a) Employment Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Frank Wobst --previously filed as
Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

         (b) Employment Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Zuheir Sofia --previously filed as
Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

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

         (e) Executive Agreement, dated September 16, 1991, between Huntington Bancshares Incorporated and Zuheir Sofia --previously filed as
Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

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

         (i)     Huntington Bancshares Incorporated Incentive Compensation
Plan -- previously filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, and incorporated herein by reference.

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

         (s) Huntington Supplemental Retirement Income Plan -- previously filed as Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   11.   Statement re:  Computation of Earnings Per Share.

   13.   Portions of Huntington's 1995 Annual Report to Shareholders.

   21.   Subsidiaries of the Registrant.

   23.   Consent of Independent Auditors.

   27.   Financial Data Schedule.