Form 10-Q
period 1996-03-31
HUNTINGTON BANCSHARES INC/MD
filed 1996-05-15
CIK 49196

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      QUARTERLY PERIOD ENDED MARCH 31, 1996

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

         Yes   X                    No
              ===                        ===

There were 132,891,485 shares of Registrant's without par value common stock outstanding on April 30, 1996.

Part I. Financial Information
1. Financial Statements
- --------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

- ----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                       MARCH 31,      DECEMBER 31,      MARCH 31,
                                                                  1996             1995            1995
                                                               ------------   -------------     -----------
ASSETS
Cash and due from banks..................................         $789,092         $860,958        $896,514
Interest bearing deposits in banks.......................            1,666          284,393           1,366
Trading account securities...............................           13,466           12,924          25,558
Federal funds sold and securities
     purchased under resale agreements...................            5,833          197,531          21,125
Mortgages held for sale..................................          155,528          159,705         117,404
Securities available for sale - at fair value............        4,954,577        4,721,144       3,442,958
Investment securities - fair value $75,392 ; $69,196;
     and $453,454,  respectively.........................           74,213           67,604         452,054
Total loans (1)..........................................       13,369,308       13,261,667      12,817,663
     Less allowance for loan losses......................          197,375          194,456         201,088
                                                               -----------    -------------     -----------
Net loans................................................       13,171,933       13,067,211      12,616,575
                                                               -----------    -------------     -----------
Premises and equipment...................................          310,985          296,465         294,512
Customers' acceptance liability..........................           68,312           56,926          61,300
Accrued income and other assets..........................          592,377          529,737         491,168
                                                               -----------    -------------     -----------
TOTAL ASSETS.............................................      $20,137,982      $20,254,598     $18,420,534
                                                               ===========    =============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1).......................................      $13,006,213      $12,636,582     $12,188,579
Short-term borrowings....................................        3,150,974        3,514,773       3,088,467
Bank acceptances outstanding.............................           68,312           56,926          61,300
Long-term debt...........................................        1,985,806        2,103,024       1,253,032
Accrued expenses and other liabilities...................          424,167          424,428         319,527
                                                               -----------    -------------     -----------
     Total Liabilities...................................       18,635,472       18,735,733      16,910,905
                                                               -----------    -------------     -----------
Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          200,000,000 shares; issued and outstanding
          141,402,769; 141,402,769 ; and 134,400,331
          shares, respectively...........................        1,056,209        1,056,209         914,020
      Less 8,392,446;  8,351,978; and 1,215,779
          treasury shares, respectively..................         (193,213)        (180,632)        (22,168)
     Capital surplus.....................................          241,079          235,802         235,184
     Net unrealized (losses) gains on securities
          available for sale.............................           (3,954)          40,972         (17,806)
     Retained earnings...................................          402,389          366,514         400,399
                                                               -----------    -------------     -----------
     Total Shareholders' Equity..........................        1,502,510        1,518,865       1,509,629
                                                               -----------    -------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............      $20,137,982      $20,254,598     $18,420,534
                                                               ===========    =============     ===========

See notes to consolidated financial statements.

(1) See page 7  for detail of total loans and total deposits.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

- --------------------------------------------------------------------------------

(in thousands of dollars, except per share amounts)    THREE MONTHS ENDED MARCH 31,

Interest and fee income                                   1996            1995
                                                      ----------------------------
     Loans ........................................   $    290,129   $    273,109
     Securities ...................................         80,653         65,370
     Other ........................................          3,514          3,918
                                                      ------------   ------------
               TOTAL INTEREST INCOME ..............        374,296        342,397
                                                      ------------   ------------
Interest Expense

     Deposits .....................................        113,535         95,506
     Short-term borrowings ........................         44,537         47,514
     Long-term debt ...............................         31,506         23,168
                                                      ------------   ------------
               TOTAL INTEREST EXPENSE .............        189,578        166,188
                                                      ------------   ------------
               NET INTEREST INCOME ................        184,718        176,209
                                                      ------------   ------------
Provision for loan losses .........................         11,823          4,608
                                                      ------------   ------------
               NET INTEREST INCOME

                    AFTER PROVISION FOR LOAN LOSSES        172,895        171,601
                                                      ------------   ------------
Total non-interest income (1) .....................         68,162         57,887
Total non-interest expense (1) ....................        143,496        144,641
                                                      ------------   ------------
               INCOME BEFORE INCOME TAXES .........         97,561         84,847
Provision for income taxes ........................         34,736         29,985
                                                      ------------   ------------
               NET INCOME .........................   $     62,825   $     54,862
                                                      ============   ============

PER COMMON SHARE (2)

     Net income ...................................   $       0.47   $       0.39
     Cash dividends declared ......................   $       0.20   $       0.19

AVERAGE COMMON SHARES OUTSTANDING .................    135,054,096    140,192,042

See notes to consolidated financial statements.

(1) See page 8  for detail of non-interest income and non-interest expense.
(2) Adjusted for the five percent stock dividend distributed  July 31, 1995.

- --------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

- -----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                             NET
                                                                                                   UNREALIZED
                                                                                                     GAINS
                                                                                                   (LOSSES)
                                                 COMMON     COMMON    TREASURY   TREASURY  CAPITAL    ON      RETAINED
                                                 SHARES     STOCK      SHARES     STOCK    SURPLUS SECURITIES EARNINGS    TOTAL
- ----------------------------------------------- ------- ------------  -------- ---------- -------- --------   --------  -----------

Three Months Ended March 31, 1995:
 Balance, beginning of period                   131,120 $   912,318      (905) ($ 16,577) $215,084 ($63,289) $364,284   $1,411,820
    Stock issued for acquisition                  3,279       1,690                         19,947     (985)    8,474       29,126
    Net income                                                                                                 54,862       54,862
    Cash dividends declared
       ($.19 per share)                                                                                       (25,986)     (25,986)
    Stock options exercised                                                19        337       116               (398)          55
    Treasury shares purchased                                            (957)   (17,331)                                  (17,331)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                              425      7,780         6               (792)       6,994
      Employee benefit plans                                              202      3,623        31                (45)       3,609
    Conversion of convertible notes                   1          12                                                             12
    Change in net unrealized gains (losses)
      on securities available for sale                                                               46,468                 46,468
                                               -------- -----------  --------  ---------  -------- --------  --------   ----------
 Balance, end of period                         134,400 $   914,020    (1,216) ($ 22,168) $235,184 ($17,806) $400,399   $1,509,629
                                               ======== ===========  ========  =========  ======== ========  ========   ==========


Three Months Ended March 31, 1996:
 Balance, beginning of period                   141,403 $ 1,056,209    (8,352) ($180,632) $235,802 $ 40,972  $366,514   $1,518,865
    Stock issued for acquisition                                        4,733    102,760     5,037                         107,797
    Net income                                                                                                 62,825       62,825
    Cash dividends declared
       ($.20 per share)                                                                                       (26,950)     (26,950)
    Stock options exercised                                                19        376      (298)                             78
    Treasury shares purchased                                          (5,189)  (124,313)                                 (124,313)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                              326      7,050       390                           7,440
      Employee benefit plans                                               71      1,546       148                           1,694
    Change in net unrealized gains (losses)
      on securities available for sale                                                              (44,926)               (44,926)
                                               -------- -----------  --------  ---------  -------- --------  --------   ----------
 Balance, end of period                         141,403 $ 1,056,209    (8,392) ($193,213) $241,079 ($ 3,954) $402,389   $1,502,510
                                               ======== ===========  ========  =========  ======== ========  ========   ==========

See notes to consolidated financial statements.

- ----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

- ----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   1996          1995
                                                                              ------------   -------------
OPERATING ACTIVITIES
     Net Income ...........................................................   $    62,825    $  54,862
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses ..................................        11,823        4,608
               Provision for depreciation and amortization ................        21,178       14,364
               Deferred income tax (benefit) expense ......................           (66)         814
               Increase in trading account securities .....................          (542)     (16,131)
               Decrease in mortgages held for sale ........................         4,177       21,593
               Net gains on sales of securities ...........................        (7,090)         (60)
               Decrease (increase) in accrued income receivable ...........         1,199       (3,590)
               Net decrease in other assets ...............................           506       14,020
               Increase (decrease) in accrued expenses ....................        20,968       (3,703)
               Net (decrease) increase in other liabilities ...............          (374)      71,222
                                                                              -----------    ---------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES ..........       114,604      157,999
                                                                              -----------    ---------

INVESTING ACTIVITIES
     Decrease in interest bearing deposits in banks .......................       282,927        1,693
     Proceeds from :
         Maturities and calls of investment securities ....................         6,061       24,091
         Maturities and calls of securities available for sale ............        69,208      109,170
         Sales of securities available for sale ...........................     1,032,686      603,745
     Purchases of securities available for sale ...........................    (1,060,567)    (664,461)
     Proceeds from sales of loans .........................................        35,657         --
     Net loan originations, excluding sales ...............................       (37,302)    (423,254)
     Proceeds from disposal of premises and equipment .....................           522          111
     Purchases of premises and equipment ..................................       (11,769)      (5,498)
     Proceeds from sales of other real estate .............................         2,299       18,244
     Net cash received from purchase of subsidiaries ......................           631       33,463
                                                                              -----------    ---------
                       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES       320,353     (302,696)
                                                                              -----------    ---------
FINANCING ACTIVITIES
     Decrease in total deposits ...........................................       (61,715)     (20,322)
     (Decrease) increase in short-term borrowings .........................      (377,841)     185,448
     Proceeds from issuance of long-term debt .............................       200,000       50,000
     Payment of long-term debt ............................................      (317,275)     (11,065)
     Dividends paid on common stock .......................................       (26,589)     (25,708)
     Acquisition of treasury stock ........................................      (124,313)     (17,331)
     Proceeds from issuance of treasury stock .............................         9,212       10,658
                                                                              -----------    ---------
                       NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES      (698,521)     171,680
                                                                              -----------    ---------
                       CHANGE IN CASH AND CASH EQUIVALENTS ................      (263,564)      26,983
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     1,058,489      890,656
                                                                              -----------    ---------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $   794,925    $ 917,639
                                                                              ===========    =========


See notes to consolidated financial statements.

- --------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

A. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Notes to the Consolidated Financial Statements appearing in Huntington's 1995 Annual Report to Shareholders should be read in conjunction with these interim financial statements.

B. On January 1, 1996, Huntington adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). The Statement prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of non-interest expense. The adoption of FAS 121 did not have a material effect on Huntington's consolidated financial statements.

C. Huntington acquired Peoples Bank of Lakeland (Lakeland), a $551 million commercial bank headquartered in Lakeland, Florida, on January 23, 1996. Huntington paid $46.2 million in cash and issued approximately 4.7 million shares of common stock in exchange for all the common stock of Lakeland. The transaction was accounted for as a purchase; accordingly, the results of Lakeland have been included in the consolidated financial statements from the date of acquisition.

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted for the five percent stock dividend issued July 31, 1995. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income.

- ------------------------------------------------------------
FINANCIAL REVIEW
- ------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
- ------------------------------------------------------------

- ------------------------------------------------------------
(in thousands of
 dollars)                                       MARCH 31,   DECEMBER 31,   MARCH 31,
                                                  1996         1995          1995
                                              -----------   -----------   -----------
Commercial.................................   $ 4,243,363   $ 4,190,237   $ 3,962,921
Real Estate................................
     Construction..........................       374,178       367,889       325,736
     Commercial............................     1,614,090     1,578,891     1,457,381
     Residential...........................     1,148,113     1,176,715     1,668,562
Consumer...................................     5,078,645     5,094,036     4,726,277
Lease financing............................       910,919       853,899       676,786
                                              -----------   -----------   -----------
     TOTAL LOANS ..........................   $13,369,308   $13,261,667   $12,817,663
                                              ===========   ===========   ===========

- ------------------------------------------------------------
DEPOSIT COMPOSITION
- ------------------------------------------------------------

(in thousands of dollars)                        MARCH 31,  DECEMBER 31,   MARCH 31,
                                                  1996          1995         1995
                                              -----------   -----------   -----------
Demand deposits
     Non-interest bearing .................   $ 2,010,396   $ 2,088,074   $ 2,147,204
     Interest bearing .....................     2,873,281     2,772,845     2,553,270
Savings deposits ..........................     2,486,925     2,207,378     2,134,725
Certificates of deposit of $100,000 or more       990,825       909,403       725,822
Other domestic time deposits ..............     4,447,207     4,384,949     4,356,152
Foreign time deposits .....................       197,579       273,933       271,406
                                              -----------   -----------   -----------
     TOTAL DEPOSITS .......................   $13,006,213   $12,636,582   $12,188,579
                                              ===========   ===========   ===========

- --------------------------------------------------------------------------------
FINANCIAL REVIEW
- --------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
- --------------------------------------------------------------------------------

(in thousands of dollars)           THREE MONTHS ENDED
                                           MARCH 31,     PERCENT
                                        1996      1995    CHANGE
- --------------------------------------------------------------------------------
Service charges on deposit accounts   $22,461   $22,514   (0.24)%
Mortgage banking ..................     8,877     9,573   (7.27)
Trust services ....................     8,793     8,055    9.16
Securities gains ..................     7,090        60    N.M.
Credit card fees ..................     4,836     3,945   22.59
Investment product sales ..........     3,239     1,699   90.64
Electronic banking fees ...........     1,666       954   74.63
Other .............................    11,200    11,087    1.02
                                      -------   -------
TOTAL NON-INTEREST INCOME .........   $68,162   $57,887   17.75%
                                      =======   =======

- --------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
- --------------------------------------------------------------------------------

(in thousands of dollars)           THREE MONTHS ENDED
                                           MARCH 31,     PERCENT
                                       1996      1995     CHANGE
- --------------------------------------------------------------------------------
Salaries ..........................  $ 55,819  $ 56,108   (0.52)%
Commissions .......................     3,607     1,688  113.68
Employee benefits .................    17,216    15,661    9.93
Net occupancy .....................    10,874    10,686    1.76
Equipment .........................     9,614     9,802   (1.92)
Credit card .......................     3,572     3,118   14.56
Printing and supplies .............     3,495     3,572   (2.16)
Advertising .......................     2,865     3,031   (5.48)
Legal and loan collection..........     1,894     2,123  (10.79)
FDIC insurance ....................       519     6,536  (92.06)
Other .............................    34,021    32,316    5.28
                                     --------  --------
TOTAL NON-INTEREST EXPENSE.........  $143,496  $144,641   (0.79)%
                                     ========  ========

N.M. - Not meaningful

Management's Discussion and Analysis
- ------------------------------------

OVERVIEW

         Huntington reported net income of $62.8 million, or $.47 per share, for the first quarter of 1996 compared with $54.9 million, or $.39 per share, for the same period last year. Though Huntington anticipates earnings per share for all of 1996 to exceed the previous year, the 20.5% increase in the first quarter is higher than what is expected for the entire year due to net income in the second half of 1995 being much stronger than last year's first six months. Returns on average assets and average equity were 1.26% and 16.02%, respectively, in the most recent quarter versus 1.23% and 15.08% in the first three months of 1995.

         Total assets were $20.1 billion at March 31, 1996, relatively flat with year end but up 9.3% from one year ago. In terms of asset composition, the recent quarter end balance sheet reflects a large decrease in temporary investments from December 31, 1995, that was substantially offset by increases in securities and loans arising from the acquisition of Peoples Bank of Lakeland, Florida (Lakeland) in January 1996. The growth in investments from the first quarter of 1995 was the result of programs directed by Huntington's Asset/Liability Management Committee (ALCO) in the second half of last year to neutralize the interest rate risk exposure arising from customer-driven business sectors. Huntington also experienced solid loan growth over the past twelve months. Excluding the effects of $340 million of principally fixed-rate residential mortgage loans that were sold in the recent two quarters, average total loans increased 8.2%.

         Total deposits grew 2.9% from year-end 1995, in large part because of the Lakeland acquisition, and 6.7% from the same time one year ago. Huntington's short-term and long-term borrowings decreased during the quarter just ended as a result of the reduced temporary investments referred to above. Borrowings have increased from the end of the first quarter of last year because of bank notes issued by Huntington and other funds obtained in the wholesale market to support the higher asset base.

         Huntington issued 4.7 million common shares and paid cash of $46.2 million in exchange for all of Lakeland's common shares outstanding. As the business combination was recorded under the purchase method of accounting, the results of Lakeland have been included in the consolidated financial statements from the date of acquisition. The $551 million of assets arising from the Lakeland transaction brings Huntington's total assets in Central and West Coast Florida to $1.2 billion.

         Shareholders' equity was flat with both December 31 and March 31, 1995. Huntington continues to maintain an appropriate balance between capital adequacy and returns to shareholders. A primary tool used by management in this regard has been the common stock repurchase program. At the most recent quarter-end, Huntington's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions. (See "Capital" section for further information).

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Huntington reported net interest income of $184.7 million for the three months ended March 31, 1996, up from $176.2 million in the same period of 1995. The increase was principally attributable to growth in earning assets of 10.2%. The net interest margin was 4.03% during the recent quarter, 5 basis points higher than the immediately preceding quarter but 23 basis points less than the first three months of 1995. The lower margin from one year ago was the result of increased deposit rates (partially offset by reduced wholesale funding rates), a reduced yield on the investment securities portfolio, and a change in the mix of earning assets.

         For the quarter just ended, interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes reduced interest income by $9.1 million and increased interest expense by $6.0 million. These products decreased interest income by $4.5 million and increased interest expense by $7.0 million in the same period one year ago. Included in the preceding amounts is amortization of deferred gains and losses from terminated contracts, that decreased net interest income by $10.2 million in 1996 and $3.9 million in 1995. Expressed in terms of the margin, the effect of the off-balance sheet portfolio was a reduction of 33 basis points and 28 basis points for the respective quarters ended March 31, of which 21 basis points and 10 basis points related to amortization of net losses from closed positions. A swap strategy used by Huntington to create synthetic fixed rate wholesale liabilities, while lowering funding costs from what would have resulted from a comparable cash instrument, resulted in the majority of the remaining margin reduction attributable to the off-balance sheet portfolio.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, was $61.1 million for the first three months of 1996 compared with $57.8 million during the same period one year ago. The 5.7% increase was driven by higher fee income from retail investment sales, credit cards, trust, and electronic banking services.

         Mortgage banking income was $8.9 million in the first quarter of 1996 versus $9.6 million for the quarter ended March 31, 1995. Net servicing fees were down $1.2 million due to a reduction in the average volume of loans serviced for others by Huntington as a result of large servicing sales that occurred in 1995. The decrease in servicing income was partially offset by more origination fees, as mortgage loan production increased from $163 million in the first three months of 1995 to $355 million in the quarter just ended. Gains from servicing sales were $4.2 million lower quarter-to-quarter, as Huntington sold no servicing rights in 1996, compared with $350 million sold in the same period last year. Substantially mitigating the effect of the reduced gains from servicing sales were gains from the sale of certain portfolio loans and the positive impact of a new accounting standard adopted by Huntington in third quarter 1995 related to the capitalization of mortgage servicing rights. At the recent quarter end, the mortgage loan servicing portfolio (including loans serviced by Huntington on its own behalf) totaled $5.7 billion.

         Huntington realized income from securities transactions of $7.1 million in the recent quarter. These gains resulted principally from collateralized mortgage obligations and mortgage backed securities that were sold to reduce price and/or prepayment risk.

NON-INTEREST EXPENSE

         Non-interest expense in the first three months of 1996 was $143.5 million, a slight decline from $144.6 million one year ago. Most major categories of non-interest expense were flat to down with FDIC insurance showing the biggest decrease, as Huntington benefited from the reduction in assessment rates on bank deposits that occurred in the latter part of 1995. This was largely offset by higher commissions and increased personnel costs related to corporate-sponsored retirement and benefit programs, as well as certain other costs following the Lakeland acquisition. Fringe benefit costs are typically higher early in the year and trend downward in subsequent quarters.

INTEREST RATE RISK  MANAGEMENT

INTEREST RATE RISK MANAGEMENT

          Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. ALCO oversees risk management, establishing broad policies and specific operating limits that govern a variety of risks inherent in Huntington's operations including interest rate, liquidity, price, and market risks. On and off-balance sheet strategies and tactical programs are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.

         Interest rate risk management is a dynamic process, encompassing both the business flows onto the balance sheet and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified financial instruments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly uses a multiple of markets: money market, bond market, and futures and options market. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.

         Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets and liabilities and off-balance sheet financial instruments, accounting for significant variables which are believed to be affected by interest rates. These include prepayment speeds on real estate mortgages and consumer installment credits, cash flow assumptions on other financial instruments, and changing balance sheet volume assumptions. The model captures embedded options, e.g. interest rate caps and floors or call options, and accounts for changes in rate relationships as various rate indices lead and lag changes in short-term market rates. While these assumptions are inherently uncertain, management believes that the model provides an accurate indication of the company's interest rate risk exposure and is a more relevant depiction of interest rate risks than less sophisticated measures. Management reporting of this information is regularly shared with the Board of Directors.

         At March 31, 1996, the results of Huntington's internal interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income is expected to increase 1.5% if rates were to fall 200 basis points. A 200 basis points rise in rates could result in a decline in net interest income of 2.7%.

         Active interest rate risk management includes the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. For example, risk created by different indices on assets and liabilities, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits are but a few risks that can be eliminated or decreased in a cost efficient manner. The swap strategy has also enabled Huntington to lower the costs of raising wholesale funds.

         Other off-balance sheet financial instruments used to control risk effectively include financial futures, interest rate caps and floors, options, and forward rate agreements. These instruments are used regularly in mortgage banking, securities investing, and wholesale funding. The use of these products versus similar cash instruments is often preferable because, though they perform financially quite similarly, they may require less capital and preserve access to the marketplace for future needs.

         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. At March 31, 1996, forward rates were somewhat higher than those prevailing at the recent year end. Consequently, the interest rate swap portfolio ended the first quarter with an unrealized loss of $9.5 million versus a $10.9 million unrealized gain at December 31. Current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. For purposes of the variable rate information and the indexed amortizing swap maturities presented in the table below, management made no assumptions with respect to future changes in interest rates.

                                              Average             Average Rate
                                    Notional  Maturity    Market  --------------
(dollars in millions)               Value     (years)     Value   Receive   Pay
- ---------------------               -----     -------     -----   -------   ---
March 31, 1996:
ASSET CONVERSION SWAPS
Receive fixed                      $  875      2.32    $  (3.5)    5.70%   5.39%
Receive fixed-amortizing               99      2.25       (1.1)    5.27    5.50
                                   ------              -------
TOTAL ASSET CONVERSION SWAPS       $  974      2.31    $  (4.6)    5.65%   5.40%
                                   ======              =======

LIABILITY CONVERSION SWAPS

Receive fixed                      $1,401      2.71    $  12.7     5.90%   5.40%
Receive fixed-amortizing              197      3.25       (4.6)    5.63    5.40
Pay fixed                           1,801       .46      (12.7)    5.48    7.15
                                   ------              -------
TOTAL LIABILITY CONVERSION SWAPS   $3,399      1.55    $  (4.6)    5.67%   6.33%
                                   ======              =======
BASIS PROTECTION SWAPS             $  250      2.95    $   (.3)    5.38%   5.58%
                                   ======              =======

    The pay rates on Huntington's receive fixed swaps vary based on movements in the applicable London inter-bank offered rate (LIBOR). Receive fixed liability conversion swaps with a notional value of $150 million have embedded written LIBOR-based caps. Also, receive fixed asset conversion swaps with a notional value of $200 million have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists of contracts with notional values that are indexed to the prepayment experience of a specified pool of mortgage loans or Constant Maturity U.S. Treasury yields (CMT). As market interest rates change, the amortization of the notional values will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive floating rates of interest according to different indices and are used to protect against changes in spreads. The receive and pay amounts applicable to Huntington's basis swaps are determined by LIBOR or other indices common to the banking industry.

   The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At March 31, 1996, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $42.2 million, which is significantly less than the notional value of the contracts, and represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate non-performance in the future by any such counterparties.

  The following table summarizes activity in the interest rate swap portfolio used for asset/liability management purposes during the first three months of 1996 and 1995:

                                 Asset    Liability    Basis
                              Conversion  Conversion Protection
                              ---------------------------------
                                       (in millions)

Balance at December 31, 1995   $ 1,115    $ 3,142    $   250
  Additions                        175        500       --
  Maturities/Amortization          (13)      (243)      --
  Terminations                    (303)      --         --
                               -------    -------    -------
Balance at March 31, 1996      $   974    $ 3,399    $   250
                               =======    =======    =======

Balance at December 31, 1994   $ 2,508    $ 3,332    $ 1,000
  Additions                       --          525       --
  Maturities/Amortization          (31)      (100)      (300)
  Terminations                    --          (34)      --
                               -------    -------    -------
 Balance at March 31, 1995     $ 2,477    $ 3,723    $   700
                               =======    =======    =======

    Terminations reflect the decisions made by ALCO to modify, refine, or change balance sheet management strategies, as a result of either a change in overall interest rate risk tolerances or changes in balance sheet composition. At March 31, 1996, Huntington had deferred approximately $27.8 million of net realized losses from terminated interest rate swaps, which are to be amortized as yield adjustments over the remaining term of the original contracts, as presented below.


                                    Amortizing In
                       --------------------------------------
                       1996     1997    1998    1999    Total
                       ----     ----    ----    ----    -----
                                     (in millions)
MARCH 31, 1996:
Deferred gains       $  10.6  $   8.3  $  7.0  $  5.7  $  31.6
Deferred losses        (38.3)   (19.4)   (1.3)    (.4)   (59.4)
                     -------  -------  ------  ------  -------
Net (losses) gains   $ (27.7) $ (11.1) $  5.7  $  5.3  $ (27.8)
                     =======  =======  ======  ======  =======

    The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $452 million at March 31, 1996. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $1.3 million at the recent quarter end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

ASSET QUALITY

    Huntington's exposure to credit risk is managed through the use of underwriting standards which emphasize "in-market" lending to established borrowers. Highly leveraged transactions and excessive industry or other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure that problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.

   Asset quality continues to be strong. Non-performing loans, which include loans that are no longer accruing interest and loans that have been renegotiated based upon financial difficulties of the borrower, totaled $63.1 million at the most recent quarter end and represented .47% of total loans. Huntington also has certain loans which are past due ninety days or more but have not been placed on nonaccrual status. These loans, which total $25.8 million at March 31, 1996, are primarily consumer and residential real estate loans that are considered well-secured and in the process of collection or are being extended.

     Other real estate owned (ORE) totaled $20.3 million at the end of the first three months of 1996, down from $26.6 million at the same time last year. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce these non-performing assets.

     The allowance for loan losses (ALL) is maintained at a level considered appropriate by management based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. The provision for loan losses was $11.8 million in the first three months of 1996 versus $4.6 million in the same period one year ago. Annualized net charge-offs as a percent of average total loans were .34% for the quarter just ended, roughly flat with full year 1995. At the recent quarter end, the ALL represented 1.48% of total loans and covered 312.8% of non-performing loans; when combined with the allowance for other real estate, it was 225% of total non-performing assets.

CAPITAL

     Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances the ability to capitalize on business growth and acquisition opportunities. The company also recognizes the importance of managing excess capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.

     Average equity to average assets was 7.89% in the first quarter of 1996, compared with 8.15% in the same period last year. Presented below are Huntington's regulatory capital ratios and the related levels established for "well-capitalized" institutions:

                                       March 31, 1996       "Well Capitalized"
                                       --------------       ------------------
Tier 1 risk-based capital                  7.94%                 6.00%
Total risk-based capital                  11.53                 10.00
Leverage                                   6.62                  5.00

         On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 10 million additional shares of its common stock through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. The company acquired 5.2 million shares in the quarter just ended at an aggregate cost of $124.3 million, leaving 8.7 million shares available for repurchase. Huntington's management believes the remaining authorized shares will be repurchased by the end of 1997.

_____________________________________________________________________________________
CONSOLIDATED FINANCIAL HIGHLIGHTS

- -----------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)
- --------------------------------------------       -----------     -----------      ---------
THREE MONTHS ENDED MARCH 31,                           1996            1995         % CHANGE
                                                   -----------     -----------      ---------
NET INCOME..................................           $62,825         $54,862       14.5 %
PER COMMON SHARE AMOUNTS  (1)...............
     Net income.............................             $0.47           $0.39       20.5
     Cash dividends declared................             $0.20           $0.19        5.3
AVERAGE SHARES OUTSTANDING  (1).............       135,054,096     140,192,042       (3.7)
KEY RATIOS
Return on:
     Average total assets...................              1.26%           1.23%       2.4
     Average shareholders' equity...........             16.02%          15.08%       6.2
Efficiency ratio............................             58.24%          61.90%      (5.9)
Average equity/average assets...............              7.89%           8.15%      (3.2)
Net Interest Margin.........................              4.03%           4.26%      (5.4)
- --------------------------------------------       -----------     -----------      ---------
AT MARCH 31,                                          1996            1995          % CHANGE
                                                   -----------     -----------      ---------

Total Loans.................................       $13,369,308     $12,817,663        4.3 %
Total Deposits..............................       $13,006,213     $12,188,579        6.7
Total Assets................................       $20,137,982     $18,420,534        9.3
Shareholders' Equity........................        $1,502,510      $1,509,629       (0.5)

Period-End Shares Outstanding (1)...........       133,010,323     139,843,779       (4.9)
Shareholders' Equity Per Common Share (1)...            $11.30          $10.80        4.6

Total Risk-Adjusted Assets..................       $16,618,923     $14,895,301       11.6
Tier 1 Risk-Based Capital Ratio.............              7.94%           9.58%     (17.1)
Total Risk-Based Capital Ratio..............             11.53%          13.51%     (14.7)
Tier 1 Leverage Ratio.......................              6.62%           7.81%     (15.2)

(1) Adjusted for the five percent stock dividend distributed July 31,  1995.


__________________________________________________________________________________
FINANCIAL REVIEW
- ------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1996 AND DECEMBER 31, 1995
- ----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                     MARCH 31, 1996              December 31, 1995
- ------------------------------------------------------------------------------------------------------------
                                     AMORTIZED COST    FAIR VALUE    Amortized Cost     Fair Value
U.S. Treasury
     1-5 years......................         $156         $156            $156           $156
                                          -------      -------         -------        -------
        Total.......................          156          156             156            156
                                          -------      -------         -------        -------
States and political subdivisions
     Under 1 year...................       29,488       29,805          27,340         27,592
     1-5 years......................       21,924       22,552          23,637         24,496
     6-10 years.....................       18,619       18,789          12,638         13,040
     Over 10 years..................        4,026        4,090           3,833          3,912
                                          -------      -------         -------        -------
        Total.......................       74,057       75,236          67,448         69,040
                                          -------      -------         -------        -------
Total Investment Securities.........      $74,213      $75,392         $67,604        $69,196
                                          =======      =======         =======        =======

_______________________________________________________________________________
FINANCIAL REVIEW
- -----------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1996 AND DECEMBER 31, 1995
- -----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                              MARCH 31, 1996            December 31, 1995
- -----------------------------------------------------------------------------------------------------------------------
                                          AMORTIZED COST      FAIR VALUE   Amortized Cost  Fair Value
_______________________________________________________________________________________________________________________
U.S. Treasury
     Under 1 year.........................      $178,980       $180,191       $176,502       $178,264
     1-5 years............................       525,996        517,515        228,234        231,018
     6-10 years...........................       162,265        153,987        162,352        160,596
                                              ----------     ----------     ----------     ----------
        Total.............................       867,241        851,693        567,088        569,878
                                              ----------     ----------     ----------     ----------

Federal agencies
     Mortgage-backed securities
     Under 1 year.........................         1,156          1,167          1,097          1,124
     1-5 years............................        81,432         84,440        110,192        114,723
     6-10 years...........................       819,997        821,075        712,804        724,317
     Over 10 years........................         7,822          8,187         58,762         60,695
                                              ----------     ----------     ----------     ----------
        Total.............................       910,407        914,869        882,855        900,859
                                              ----------     ----------     ----------     ----------
     Other agencies
     Under 1 year.........................       123,365        124,413         53,912         54,499
     1-5 years............................     1,819,936      1,821,039      1,928,431      1,953,446
     6-10 years...........................       199,152        197,355        234,393        234,920
     Over 10 years........................       472,981        472,046        509,735        514,568
                                              ----------     ----------     ----------     ----------
        Total.............................     2,615,434      2,614,853      2,726,471      2,757,433
                                              ----------     ----------     ----------     ----------
Total U.S. Treasury and Federal agencies..     4,393,082      4,381,415      4,176,414      4,228,170
                                              ----------     ----------     ----------     ----------
Other
     Under 1 year.........................           951            983          6,818          6,826
     1-5 years............................        20,471         21,450         22,352         23,578
     6-10 years...........................       261,260        267,799        230,651        240,965
     Over 10 years........................       276,951        275,972        212,950        214,605
     Marketable equity securities.........         8,359          6,958          8,359          7,000
                                              ----------     ----------     ----------     ----------
        Total.............................       567,992        573,162        481,130        492,974
                                              ----------     ----------     ----------     ----------
Total Securities Available for Sale.......    $4,961,074     $4,954,577     $4,657,544     $4,721,144
                                              ==========     ==========     ==========     ==========

________________________________________________________________________________
FINANCIAL REVIEW
____________________________________________________________________________________________________________________________
LOAN LOSS EXPERIENCE
____________________________________________________________________________________________________________________________
(in thousands of dollars)                                   1996                                 1995
                                                         -------------------------------------------------------------------
                                                            IQ            IVQ            IIIQ           IIQ           IQ
                                                         --------       ----------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD .....     $194,456       $198,573       $198,264       $201,088     $200,492
Loan losses ........................................      (15,707)       (21,500)       (13,557)       (10,718)      (9,793)
Recoveries of loans previously charged off .........        4,603          3,494          3,222          3,312        3,956
Provision for loan losses ..........................       11,823         12,139          7,187          4,787        4,608
Allowance of assets acquired (sold)/other ..........        2,200          1,750          3,457           (205)       1,825
                                                         --------       --------      ----------      --------     ---------
ALLOWANCE FOR LOAN LOSSES, END OF PERIOD ...........     $197,375       $194,456       $198,573       $198,264     $201,088
                                                         ========       ========      ==========      ========     =========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized ....................         0.34%          0.53%          0.31%          0.23%        0.19%
  Provision for loan losses -- annualized ..........         0.36%          0.36%          0.22%          0.15%        0.15%
Allowance for loan losses as a % of total loans ....         1.48%          1.47%          1.48%          1.51%        1.57%
Net loan loss coverage (1) .........................         9.85x          6.19x         10.54x         13.15x       15.33x

(1) Income before taxes and the provision for loan losses to net loan losses.
____________________________________________________________________________________________________________________________
NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                              1996                                 1995
(in thousands of dollars)                                -------------------------------------------------------------------
                                                            IQ             IVQ           IIIQ            IIQ          IQ
                                                         --------       ----------------------------------------------------
Non-accrual loans ..................................      $57,530        $50,669        $41,997        $41,554      $41,576
Renegotiated loans .................................        5,578          4,299          4,313         13,424       11,568
                                                         --------       --------      ----------      --------     ---------
TOTAL NON-PERFORMING LOANS .........................       63,108         54,968         46,310         54,978       53,144
                                                         --------       --------      ----------      --------     ---------
Other real estate, net .............................       20,386         22,026         23,668         24,029       26,558
                                                         --------       --------      ----------      --------     ---------
TOTAL NON-PERFORMING ASSETS ........................      $83,494        $76,994        $69,978        $79,007      $79,702
                                                         ========       ========      ==========      =========    =========

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .................................         0.47%          0.41%          0.34%          0.42%        0.41%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ...........         0.62%          0.58%          0.52%          0.60%        0.62%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS .............................       312.76%        353.76%        428.79%        360.62%      378.38%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ...........       225.01%        238.65%        263.26%        234.30%      235.10%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ............      $25,824        $27,018        $24,001        $20,685      $19,771
                                                         ========       ========      =========       ========     ========

_____________________________________________________________________________
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


- --------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                            1ST QUARTER 1996    4TH QUARTER 1995
(in millions of dollars)                                                ------------------   -------------------
                                                                         AVERAGE    YIELD/    AVERAGE     YIELD/
                                                                         BALANCE    RATE      BALANCE      RATE
                                                                        ------------------   -------------------
 ASSETS
Interest bearing deposits in banks.................................          $39    5.70 %        $74       6.10 %
Trading account securities.........................................           19    5.64           20       6.88
Federal funds sold and securities purchased .......................           27    6.19           48       5.52
  under resale agreements
Mortgages held for sale............................................          127    7.18          129       6.78
Securities:
     Taxable.......................................................        4,835    6.55        4,550       6.74
     Tax exempt....................................................          106    9.09          110      10.04
                                                                        --------             --------
          Total Securities.........................................        4,941    6.60        4,660       6.82
                                                                        --------             --------
Loans
     Commercial....................................................        4,212    7.76        4,178       7.91
     Real Estate
          Construction.............................................          364    8.52          369       8.54
          Mortgage.................................................        2,760    8.48        3,011       8.56
     Consumer......................................................        5,079    8.99        5,099       8.97
      Lease Financing..............................................          880    7.90          826       7.93
                                                                        --------             --------
          Total Loans..............................................       13,295    8.41       13,483       8.53
          Allowance for loan losses................................          198                  198
                                                                        --------             --------
          Net loans................................................       13,097    8.87       13,285       8.93
                                                                        --------             --------
          Total earning assets.....................................       18,448    8.14 %     18,414       8.26 %
                                                                        --------             --------
Cash and due from banks............................................          746                  766
All other assets...................................................          988                  895
                                                                        --------             --------
TOTAL ASSETS.......................................................      $19,984              $19,877
                                                                        --------             --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing..........................................       $2,391               $2,241
     Interest bearing..............................................        2,506    2.53 %      2,514       2.48 %
Savings deposits...................................................        2,249    3.03        2,084       2.93
Certificates of deposit of $100,000 or more........................          977    5.52          926       5.68
Other domestic time deposits.......................................        4,458    5.69        4,458       5.76
Foreign time deposits..............................................          268    6.15          189       6.50
                                                                        --------              -------
     Total deposits................................................       12,849    4.36       12,412       4.38
                                                                        --------             --------
Short-term borrowings..............................................        3,078    5.72        3,682       5.91
Long-term debt.....................................................        2,016    6.20        1,850       6.76
                                                                        --------             --------
     Interest bearing liabilities..................................       15,552    4.87 %     15,703       5.02 %
                                                                        --------             --------
All other liabilities..............................................          464                  447
Shareholders' equity...............................................        1,577                1,486
                                                                        --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $19,984              $19,877
                                                                        ========             ========

Net interest rate spread...........................................                 3.27 %                  3.24 %
Impact of non-interest bearing funds on margin.....................                 0.76 %                  0.74 %
NET INTEREST MARGIN................................................                 4.03 %                  3.98 %

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


__________________________________________________________________________________________________________________________________
Fully Tax Equivalent Basis (1)                                      3RD QUARTER 1995     2ND QUARTER 1995      1ST QUARTER 1995
(in millions of dollars)                                            -----------------    -----------------    -------------------
                                                                    AVERAGE    YIELD/    AVERAGE    YIELD/    AVERAGE     YIELD/
                                                                    BALANCE    RATE      BALANCE    RATE      BALANCE      RATE
                                                                    -----------------    -----------------    -------------------
 Assets
Interest bearing deposits in banks............................           $2    5.73 %         $3    5.03 %         $3       4.50 %
Trading account securities....................................           24    7.54           23    8.07           27       6.68
Federal funds sold and securities purchased under
   resale agreement...........................................           22    7.49           70    6.70           45       6.56
Mortgages held for sale.......................................          174    7.73          109    7.52          106       8.42
Securities:
     Taxable..................................................        4,473    6.76        3,913    6.75        3,819       6.63
     Tax exempt...............................................          118   10.55          127   10.29          140      10.28
                                                                    -------              -------              -------
          Total Securities....................................        4,591    6.86        4,040    6.86        3,959       6.75
                                                                    -------              -------              -------
Loans
     Commercial...............................................        4,099    8.13        4,082    8.58        3,832       8.68
     Real Estate
          Construction........................................          349    8.68          324    8.38          315       8.57
          Mortgage............................................        3,058    8.59        3,100    8.20        3,111       8.09
     Consumer.................................................        4,979    9.05        4,805    8.90        4,678       8.58
      Lease Financing.........................................          747    7.53          690    7.43          660       7.24
                                                                    -------              -------              -------
          Total Loans.........................................       13,232    8.56       13,001    8.54       12,596       8.42
          Allowance for loan losses...........................          198                  201                  203
                                                                    -------              -------              -------
          Net loans...........................................       13,034    9.04       12,800    9.00       12,393       8.87
                                                                    -------              -------              -------
          Total earning assets................................       18,045    8.37 %     17,246    8.38 %     16,736       8.26 %
                                                                    -------              -------              -------

Cash and due from banks.......................................          783                  796                  774
All other assets..............................................          876                  838                  798
                                                                    -------              -------              -------
Total Assets..................................................      $19,506              $18,679              $18,105
                                                                    =======              =======              =======

Liabilities and Shareholders' Equity
Demand deposits
     Non-interest bearing.....................................       $2,194               $2,159               $2,119
     Interest bearing.........................................        2,488    2.45 %      2,533    2.45 %      2,622       2.42 %
Savings deposits..............................................        2,020    2.76        2,013    2.68        2,097       2.62
Certificates of deposit of $100,000 or more...................          878    5.78          770    5.84          671       5.59
Other domestic time deposits..................................        4,467    5.69        4,447    5.54        4,156       5.14
Foreign time deposits.........................................          318    6.32          264    6.57          274       6.31
                                                                    -------              -------              -------
     Total deposits...........................................       12,365    4.34       12,186    4.24       11,939       3.94
                                                                    -------              -------              -------
Short-term borrowings.........................................        3,786    5.96        3,348    6.13        3,137       5.99
Long-term debt................................................        1,403    6.36        1,208    7.23        1,246       7.44
                                                                    -------              -------              -------
     Interest bearing liabilities.............................       15,360    4.92 %     14,583    4.93 %     14,203       4.71 %
                                                                    -------              -------              -------
All other liabilities.........................................          416                  390                  308
Shareholders' equity..........................................        1,536                1,547                1,475
                                                                    -------              -------              -------
Total Liabilities and Shareholders' Equity                          $19,506              $18,679              $18,105
                                                                    =======              =======              =======

Net interest rate spread......................................                 3.45 %               3.45 %                  3.55 %
Impact of non-interest bearing funds on margin................                 0.73 %               0.76 %                  0.71 %
Net Interest Margin...........................................                 4.18 %               4.21 %                  4.26 %


(1) Fully tax equivalent yields are calculated assuming a 35% tax


_______________________________________________
SELECTED QUARTERLY INCOME STATEMENT DATA


_________________________________________________________________________________________________________
                                                     1996                        1995
                                                     ----      ------------------------------------------
(in thousands of dollars, except per share amounts)   IQ        IVQ        IIIQ        IIQ         IQ
- ---------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME....................          $374,296   $381,437   $377,859    $360,203    $342,397
TOTAL INTEREST EXPENSE...................           189,578    199,551    191,281     180,313     166,188
                                                   --------   --------   --------    --------    --------
NET INTEREST INCOME......................           184,718    181,886    186,578     179,890     176,209
Provision for loan losses................            11,823     12,139      7,187       4,787       4,608
                                                   --------   --------   --------    --------    --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES..............           172,895    169,747    179,391     175,103     171,601
                                                   --------   --------   --------    --------    --------
Service charges on deposit accounts......            22,461     21,008     21,109      20,487      22,514
Mortgage banking ........................             8,877      9,752      8,274       6,613       9,573
Trust services ..........................             8,793      7,424      7,312       7,586       8,055
Securities gains ........................             7,090        302      2,315       6,379          60
Credit card fees ........................             4,836      5,450      4,669       4,399       3,945
Investment product sales ................             3,239      2,292      2,159       1,971       1,699
Electronic banking fees .................             1,666      1,740      1,270       1,068         954
Other ...................................            11,200     18,830     12,692      10,021      11,087
                                                   --------   --------   --------    --------    --------
TOTAL NON-INTEREST INCOME ...............            68,162     66,798     59,800      58,524      57,887
                                                   --------   --------   --------    --------    --------
Salaries ................................            55,819     54,695     54,391      54,974      56,108
Commissions .............................             3,607      3,149      3,074       1,932       1,688
Employee benefits .......................            17,216     12,752     13,958      15,419      15,661
Net occupancy ...........................            10,874     10,459     10,039      10,079      10,686
Equipment ...............................             9,614      9,406      9,470       9,593       9,802
Credit card .............................             3,572      3,695      3,398       3,196       3,118
Printing and supplies ...................             3,495      3,705      3,508       3,362       3,572
Advertising .............................             2,865      2,179      3,149       2,912       3,031
Legal and loan collection ...............             1,894      2,758      1,857       1,905       2,123
FDIC insurance ..........................               519      1,820        151       6,549       6,536
Other ...................................            34,021     32,646     34,451      31,131      32,316
                                                   --------   --------   --------    --------    --------
TOTAL NON-INTEREST EXPENSE ..............           143,496    137,264    137,446     141,052     144,641
                                                   --------   --------   --------    --------    --------
INCOME BEFORE INCOME TAXES ..............            97,561     99,281    101,745      92,575      84,847
Provision for income taxes ..............            34,736     33,752     35,808      34,414      29,985
                                                   --------   --------   --------    --------    --------
NET INCOME ..............................           $62,825    $65,529    $65,937     $58,161     $54,862
                                                   ========   ========   ========    ========    ========

PER COMMON SHARE (1)
  Net income ............................             $0.47      $0.49      $0.48       $0.42       $0.39
  Cash dividends declared ...............             $0.20      $0.20      $0.20       $0.19       $0.19

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .....................          $184,718   $181,886   $186,578    $179,890    $176,209
Tax Equivalent Adjustment (2) ...........             1,368      1,523      1,635       1,723       1,885
                                                   --------   --------   --------    --------    --------
Tax Equivalent Net Interest Income                 $186,086   $183,409   $188,213    $181,613    $178,094
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

Item 6.Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3. ( i )( a ) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

               ( i )( b ) Articles of Amendment to Articles of Restatement of Charter, filed with the State Department of Assessments and Taxation of the State of Maryland on May 3, 1996.

               ( ii ) Bylaws -- previously filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

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

          11.  Computation of Earnings Per Share

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          1. A report on Form 8-K, dated January 10, 1996, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Huntington Bancshares Incorporated
                      ----------------------------------
                                   (Registrant)

Date: May 15, 1996    /s/ Ralph K. Frasier
                      --------------------
                      Ralph K. Frasier
                      General Counsel and Secretary

Date: May 15, 1996    /s/ John D. Van Fleet
                      ---------------------
                      John D. Van Fleet
                      Senior Vice President, Corporate Controller, and Principal
                      Accounting Officer (Chief Accounting Officer)