Form 10-Q
period 1996-06-30
HUNTINGTON BANCSHARES INC/MD
filed 1996-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 1996


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


                         Yes  X                    No
                             ---                      ---



There were 145,232,747 shares of Registrant's without par value common stock outstanding on July 31, 1996.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS


(in thousands of dollars)                                     JUNE 30,          DECEMBER 31,           JUNE 30,
                                                                1996               1995                  1995
                                                                ----               ----                  ----
ASSETS
Cash and due from banks ............................       $    842,384        $    860,958        $    861,240
Interest bearing deposits in banks .................              2,488             284,393               2,746
Trading account securities .........................             10,935              12,924              18,003
Federal funds sold and securities
     purchased under resale agreements .............            463,295             197,531               6,307
Mortgages held for sale ............................            112,328             159,705             168,711
Securities available for sale - at fair value ......          4,368,844           4,721,144           4,098,801
Investment securities - fair value $67,226; $69,196;
     and $434,696  respectively ....................             66,796              67,604             431,862
Total loans (1) ....................................         13,688,675          13,261,667          13,137,593
     Less allowance for loan losses ................            196,486             194,456             198,264
                                                           ------------        ------------        ------------
Net loans ..........................................         13,492,189          13,067,211          12,939,329
                                                           ------------        ------------        ------------
Premises and equipment .............................            312,702             296,465             293,005
Customers' acceptance liability ....................             54,830              56,926              56,680
Accrued income and other assets ....................            594,375             529,737             494,084
                                                           ------------        ------------        ------------
TOTAL ASSETS .......................................       $ 20,321,166        $ 20,254,598        $ 19,370,768
                                                           ============        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .................................       $ 13,112,831        $ 12,636,582        $ 12,518,517
Short-term borrowings ..............................          3,440,075           3,514,773           3,681,085
Bank acceptances outstanding .......................             54,830              56,926              56,680
Long-term debt .....................................          1,897,287           2,103,024           1,171,089
Accrued expenses and other liabilities .............            340,847             424,428             371,354
                                                           ------------        ------------        ------------
     Total Liabilities .............................         18,845,870          18,735,733          17,798,725
                                                           ------------        ------------        ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          300,000,000 shares; issued and outstanding
          141,402,769; 141,402,769; and 134,631,285
          shares, respectively .....................          1,056,209           1,056,209             915,764
      Less 8,641,865;  8,351,978; and 1,819,475
          treasury shares, respectively ............           (199,619)           (180,632)            (34,359)
     Capital surplus ...............................            239,396             235,802             235,471
     Net unrealized (losses) gains on securities
          available for sale .......................            (61,603)             40,972              24,052
     Retained earnings .............................            440,913             366,514             431,115
                                                           ------------        ------------        ------------
     Total Shareholders' Equity ....................          1,475,296           1,518,865           1,572,043
                                                           ------------        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........       $ 20,321,166        $ 20,254,598        $ 19,370,768
                                                           ============        ============        ============


See notes to consolidated financial statements.
(1) See page 7 for detail of total loans and total deposits.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands of dollars, except per           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
 share amounts)
Interest and fee income                             1996               1995               1996               1995
                                                    ----               ----               ----               ----
  Loans .............................       $    295,639       $    288,058       $    585,768       $    561,167
  Securities ........................             76,575             68,095            157,228            133,465
  Other .............................              2,865              4,050              6,379              7,968
                                            ------------       ------------       ------------       ------------
     TOTAL INTEREST INCOME ..........            375,079            360,203            749,375            702,600
                                            ------------       ------------       ------------       ------------
Interest Expense
  Deposits ..........................            112,959            106,152            226,494            201,658
  Short-term borrowings .............             41,743             52,195             86,280             99,709
  Long-term debt ....................             31,084             21,966             62,590             45,134
                                            ------------       ------------       ------------       ------------
    TOTAL INTEREST EXPENSE ..........            185,786            180,313            375,364            346,501
                                            ------------       ------------       ------------       ------------
    NET INTEREST INCOME .............            189,293            179,890            374,011            356,099
                                            ------------       ------------       ------------       ------------

Provision for loan losses ...........             11,843              4,787             23,666              9,395
                                            ------------       ------------       ------------       ------------
    NET INTEREST INCOME
      AFTER PROVISION FOR LOAN LOSSES            177,450            175,103            350,345            346,704
                                            ------------       ------------       ------------       ------------

Total non-interest income (1) .......             67,176             58,524            135,338            116,411
Total non-interest expense (1 .......            145,466            141,052            288,962            285,693
                                            ------------       ------------       ------------       ------------
    INCOME BEFORE INCOME TAXES ......             99,160             92,575            196,721            177,422
                                            ------------       ------------       ------------       ------------
Provision for income taxes ..........             34,072             34,414             68,808             64,399
                                            ------------       ------------       ------------       ------------
    NET INCOME ......................       $     65,088       $     58,161       $    127,913       $    113,023
                                            ============       ============       ============       ============

PER COMMON SHARE (2)
     Net income .....................       $       0.45       $       0.38       $       0.87       $       0.73
     Cash dividends declared ........       $       0.18       $       0.17       $       0.36       $       0.34

AVERAGE COMMON SHARES OUTSTANDING ...        146,205,121        153,996,205        147,382,313        154,103,132




See notes to consolidated financial statements.
(1) See page 8 for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend issued July 31, 1996.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                    NET
                                                                                                UNREALIZED
                                        COMMON      COMMON   TREASURY    TREASURY    CAPITAL   GAINS (LOSSES) RETAINED
(IN THOUSANDS)                          SHARES       STOCK    SHARES      STOCK      SURPLUS   ON SECURITIES  EARNINGS     TOTAL
- --------------                          ------       -----    ------      -----      -------   -------------  --------     -----
Six Months Ended June 30, 1995:
 Balance, beginning of period           131,120   $  912,318    (905)  ($  16,577)  $ 215,084   ($63,289)    $364,284    $1,411,820
    Stock issued for acquisitions         3,510        3,434                           20,061       (985)       8,474        30,984
    Net income                                                                                                113,023       113,023
    Cash dividends declared
       ($.34 per share)                                                                                       (52,600)      (52,600)
    Stock options exercised                                       57        1,030         239                    (905)          364
    Treasury shares purchased                                 (2,111)     (39,582)                                          (39,582)
    Treasury shares sold:
      Shareholder dividend
         reinvestment plan                                       802       14,660          21                  (1,114)       13,567
      Employee benefit plans                                     338        6,110          66                     (47)        6,129
    Conversion of convertible notes           1           12                                                                     12
    Change in net unrealized
         gains (losses) on
         securities available
         for sale                                                                                 88,326                     88,326
                                        -------   ----------  ------   ----------   ---------   --------     --------    ----------

 Balance, end of period                 134,631   $  915,764  (1,819)  ($  34,359)  $ 235,471   $ 24,052     $431,115    $1,572,043
                                        =======   ==========  ======   ==========   =========   ========     ========    ==========



SIX MONTHS ENDED JUNE 30, 1996:
 BALANCE, BEGINNING OF PERIOD           141,403   $1,056,209  (8,352)  ($ 180,632)  $ 235,802   $ 40,972     $366,514    $1,518,865
    STOCK ISSUED FOR ACQUISITION                               4,733      102,760       5,037                               107,797
    NET INCOME                                                                                                127,913       127,913
    CASH DIVIDENDS DECLARED
       ($.36 PER SHARE)                                                                                       (53,514)      (53,514)
    STOCK OPTIONS EXERCISED                                       81        1,760      (1,463)                                  297
    TREASURY SHARES PURCHASED                                 (5,881)    (140,850)       (582)                             (141,432)
    TREASURY SHARES SOLD:
      SHAREHOLDER DIVIDEND
         REINVESTMENT PLAN                                       665       14,866         408                                15,274
      EMPLOYEE BENEFIT PLANS                                     112        2,477         194                                 2,671
    CHANGE IN NET UNREALIZED
      GAINS (LOSSES)
      ON SECURITIES AVAILABLE
      FOR SALE                                                                                 ( 102,575)                  (102,575)
                                        -------   ----------  ------   ----------   ---------  ---------    --------     ----------
 BALANCE, END OF PERIOD                 141,403   $1,056,209  (8,642)  ($ 199,619)  $ 239,396  ($ 61,603)   $440,913     $1,475,296
                                        =======   ==========  ======   ==========   =========  =========    ========     ==========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands of dollars)                                                         SIX MONTHS ENDED JUNE 30,
                                                                                     1996             1995
                                                                                     ----             ----
OPERATING ACTIVITIES
  Net Income ...............................................................   $   127,913        $   113,023
  Adjustments to reconcile net income to net cash
  provided by operating activities
            Provision for loan losses ......................................        23,666              9,395
            Provision for depreciation and amortization ....................        43,922             29,212
            Deferred income tax expense ....................................         1,758              6,952
            Decrease (increase) in trading account securities ..............         1,989             (8,576)
            Decrease (increase) in mortgages held for sale .................        47,377            (29,714)
            Net gains on sales of securities ...............................        (7,290)            (6,439)
            Decrease (increase) in accrued income receivable ...............         7,653            (10,527)
            Net (increase) decrease in other assets ........................       (34,793)             8,203
            (Decrease) increase in accrued expenses ........................       (24,251)            72,097
            Net increase in other liabilities ..............................         1,231             16,910
                                                                               -----------        -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIEs ..............       189,175            200,536
                                                                               -----------        -----------
INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks ...........................       282,105                313
  Proceeds from:
      Maturities and calls of investment securities ........................        14,175             43,892
      Maturities and calls of securities available for sale ................       248,897            209,750
      Sales of securities available for sale ...............................     1,826,034          1,687,263
  Purchases of:
      Investment securities ................................................          (800)              (460)
      Securities available for sale ........................................    (1,537,580)        (2,431,764)
  Proceeds from sales of loans .............................................        94,755               --
  Net loan originations, excluding sales ...................................      (430,266)          (769,781)
  Proceeds from disposal of premises and equipment .........................           545              1,322
  Purchases of premises and equipment ......................................       (21,676)           (11,907)
  Proceeds from sales of other real estate .................................         6,100             22,430
  Net cash received from purchase of subsidiaries ..........................           631             33,433
                                                                               -----------        -----------
                    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIEs ...       482,920         (1,215,509)
                                                                               -----------        -----------
FINANCING ACTIVITIES
  Increase in total deposits ...............................................        46,391            328,090
  (Decrease) increase in short-term borrowings .............................       (88,740)           778,066
  Proceeds from issuance of long-term debt .................................       300,424             50,000
  Payment of long-term debt ................................................      (506,275)           (93,066)
  Dividends paid on common stock ...........................................       (53,515)           (51,704)
  Acquisition of treasury stock ............................................      (141,432)           (39,582)
  Proceeds from issuance of treasury stock .................................        18,242             20,060
                                                                               -----------        -----------
                    NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES ...      (424,905)           991,864
                                                                               -----------        -----------
                    CHANGE IN CASH AND CASH EQUIVALENTS ....................       247,190            (23,109)
                    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......     1,058,489            890,656
                                                                               -----------        -----------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $ 1,305,679        $   867,547
                                                                               ===========        ===========




See notes to consolidated financial statements.

- -------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
A. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Notes to Consolidated Financial Statements appearing in
Huntington's 1995 Annual Report to Shareholders should be read in conjunction with these interim financial statements.

B.  On January 1, 1996, Huntington adopted Financial Accounting Standards Board
(FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). The Statement prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of non-interest expense. The adoption of FAS 121 did not have a material effect on Huntington's consolidated financial statements.

        In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Statement is effective for transactions occurring after December 31, 1996. The adoption of FAS 125 is not expected to have a material impact on Huntington's consolidated financial statements.

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

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted for the ten percent stock dividend issued July 31, 1996. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income.

FINANCIAL REVIEW


LOAN PORTFOLIO COMPOSITION
(in thousands of dollars)                            JUNE 30,       DECEMBER 31,        JUNE 30,
                                                      1996               1995             1995
                                                      ----               ----             ----

Commercial ................................       $ 4,311,853       $ 4,190,237       $ 4,186,379
Real Estate
     Construction .........................           388,851           367,889           324,975
     Commercial ...........................         1,683,195         1,578,891         1,456,121
     Residential ..........................         1,138,177         1,176,715         1,576,203
Consumer ..................................         5,165,854         5,094,036         4,880,805
Lease financing ...........................         1,000,745           853,899           713,110
                                                  -----------       -----------       -----------
     TOTAL LOANS ..........................       $13,688,675       $13,261,667       $13,137,593
                                                  ===========       ===========       ===========




DEPOSIT COMPOSITION
(in thousands of dollars) .................         JUNE 30,        DECEMBER 31,        JUNE 30,
                                                      1996              1995              1995
                                                      ----              ----              ----
Demand deposits
     Non-interest bearing .................       $ 1,905,876       $ 2,088,074       $ 2,200,241
     Interest bearing .....................         2,943,215         2,772,845         2,465,139
Savings deposits ..........................         2,542,802         2,207,378         2,101,183
Certificates of deposit of $100,000 or more           973,990           909,403           829,768
Other domestic time deposits ..............         4,396,161         4,384,949         4,480,797
Foreign time deposits .....................           350,787           273,933           441,389
                                                  -----------       -----------       -----------
   TOTAL DEPOSITS .........................       $13,112,831       $12,636,582       $12,518,517
                                                  ===========       ===========       ===========

FINANCIAL REVIEW


ANALYSIS OF NON-INTEREST INCOME
(in thousands of dollars)                                  THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                June 30,        PERCENT                  JUNE 30,         PERCENT
                                                          1996         1995      CHANGE             1996         1995     CHANGE
                                                          ----         ----      ------             ----         ----     ------

Service charges on deposit accounts .............        $23,132     $20,487      12.91 %          $45,593     $43,001      6.03 %
Mortgage banking ................................          7,976       6,613      20.61             16,853      16,186      4.12
Trust services ..................................          8,324       7,586       9.73             17,117      15,641      9.44
Securities gains.................................            200       6,379       N.M.              7,290       6,439     13.22
Credit card fees ................................          8,544       4,399      94.23             13,380       8,344     60.35
Investment product sales ........................          3,286       1,971      66.72              6,525       3,670     77.79
Electronic banking fees .........................          2,172       1,068     103.37              3,838       2,022     89.81
Other ...........................................         13,542      10,021      35.14             24,742      21,108     17.22
                                                         -------     -------                      --------    --------
TOTAL NON-INTEREST INCOME .......................        $67,176     $58,524      14.78 %         $135,338    $116,411     16.26 %
                                                         =======     =======                      ========    ========




ANALYSIS OF NON-INTEREST EXPENSE
(in thousands of dollars)                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                               JUNE 30,          PERCENT                 JUNE 30,        PERCENT
                                                           1996        1995      CHANGE             1996         1995     CHANGE
                                                           ----        ----      ------             ----         ----     ------
Salaries ........................................        $56,776     $54,974       3.28 %         $112,595    $111,082      1.36 %
Commissions .....................................          3,480       1,932      80.12              7,087       3,620     95.77
Employee benefits ...............................         14,801      15,419      (4.01)            32,017      31,080      3.01
Net occupancy ...................................         10,835      10,079       7.50             21,709      20,765      4.55
Equipment .......................................         10,267       9,593       7.03             19,881      19,395      2.51
Credit card .....................................          4,023       3,196      25.88              7,595       6,314     20.29
Printing and supplies ...........................          4,164       3,362      23.85              7,659       6,934     10.46
Advertising .....................................          4,052       2,912      39.15              6,917       5,943     16.39
Legal and loan collection .......................          2,498       1,905      31.13              4,392       4,028      9.04
FDIC insurance ..................................            679       6,549     (89.63)             1,198      13,085    (90.84)
Other ...........................................         33,891      31,131       8.87             67,912      63,447      7.04
                                                         -------     -------                      --------    --------
TOTAL NON-INTEREST EXPENSE ......................       $145,466    $141,052       3.13 %         $288,962    $285,693      1.14 %
                                                         =======     =======                      ========    ========


N.M. - Not meaningful

Management's Discussion and Analysis

OVERVIEW

         Huntington reported net income of $65.1 million, or $.45 per share, for the second quarter of 1996 compared with $58.2 million, or $.38 per share, for the same period last year. For the first half of 1996, net income was $127.9 million, or $.87 per share, versus $113.0 million, or $.73 per share, in the first six months of 1995. All per share amounts have been adjusted for the 10% stock dividend payable July 31, 1996.

         Huntington's return on average assets (ROA) of 1.32% in the second quarter and 1.29% for the first six months of the year was up from 1.25% and 1.24% in the comparable periods of last year. Return on average equity (ROE) was also stronger at 17.56% in the recent three months of 1996 and 16.77% year-to-date, versus 15.08% in the same periods one year ago.

         Total assets were $20.3 billion at June 30, 1996, flat with year-end but up 4.9% from one year ago. The growth in total assets over the past twelve months was primarily attributable to higher loan volumes and the acquisition of Peoples Bank of Lakeland, Florida, (Lakeland) in January 1996.

         Huntington's funding mix also changed somewhat during the first half of the year as total deposits grew 3.8% from year-end 1995, in large part because of the Lakeland acquisition, and short-term and long-term borrowings decreased 5%. Borrowings increased from the end of the second quarter of last year because of bank notes issued by Huntington and other funds obtained in the wholesale market to support the higher asset base.

         Shareholders' equity was down 2.9% from December 31 and 6.2% from June 30, 1995. The decreases were principally due to changes in net unrealized gains and losses on securities available for sale, that reduced equity by $102.6 million in the recent six months and $85.7 million over the last year. Excluding the effects of these unrealized gains and losses, equity increased 4% from year end and was flat versus one year ago. Huntington continues to maintain an appropriate balance between capital adequacy and returns to shareholders. A primary tool used by management in this regard has been the common stock repurchase program. At the most recent quarter-end, Huntington's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions. (See "Capital" section for further information).

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Huntington reported net interest income of $189.3 million and $374.0 million, respectively, for the three and six months ended June 30, 1996, approximately 5% higher than the corresponding periods in 1995. The net interest margin was 4.15% during the recent quarter, down modestly from the corresponding three month period a year ago, but up 12 basis points over the immediately preceding quarter. The increase in the margin from the first quarter was the result of improved spreads, driven by a favorable change in asset mix and reduced funding costs.

         For the quarter just ended, interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes reduced interest income by $9.1 million and increased interest expense by $6.4 million. On a year-to-date basis, the decrease in interest income was $18.2 million and interest expense was up $12.4 million. For the same periods last year, these products lowered interest income by $8.2 million and $12.7 million and increased interest expense by $5.9 million and $13.0 million. Included in the preceding amounts is amortization of deferred gains and losses from terminated contracts, that decreased net interest income by $10.4 million in the recent three months and $20.6 million in the first half of the year, compared with reductions in the year-ago periods of $5.7 million and $9.7 million. Expressed in terms of the margin, the effect of the off-balance sheet portfolio was a reduction of 34 basis points in the second quarter of 1996 and 33 basis points for the first six months versus declines in the respective periods last year of 35 basis points and 30 basis points. A large part of the current year margin reduction (22 basis points) is related to amortization of net losses from closed positions. A swap strategy used by Huntington to create synthetic fixed rate wholesale liabilities, while lowering funding costs from what would have resulted from a comparable cash instrument, resulted in the majority of the remaining margin reduction attributable to the off-balance sheet portfolio.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, was $67.0 million and $128.0 million in the recent three and six month periods, up 28.4% and 16.4% from the same periods one year ago. Fee income showed broad-based improvement with growth in all major categories. A significant component of the increase in credit card fees relates to an alliance formed in second quarter 1996 that resulted in the sale by Huntington of a portion of its interest in certain payment processing contracts.

         Mortgage banking income was $8.0 million in the second quarter and $16.9 million in the first half of 1996, up from $6.6 million and $16.2 million in the three and six months ended June 30, 1995. Fueled by lower interest rates in the early part of the year, mortgage loan originations totaled $689 million in the first half of 1996, an increase of 38.9% from the same period last year. In addition to the increased fee income from higher production, Huntington benefited from a new accounting standard adopted in third quarter 1995 related to the capitalization of mortgage servicing rights and the sale of certain portfolio loans in first quarter 1996. These favorable effects were somewhat offset by reduced gains from servicing sales, as Huntington sold no servicing rights through June 30, 1996, versus $432 million sold in the first half of last year that generated gains of $5.3 million. Net servicing fees were also down approximately 5% when comparing the quarters and 16.7% on a year-to-date basis. The decrease through six months is principally due to a change in the mix of loans serviced by Huntington, following the sale in early 1995 of the governmental servicing portfolio. At the recent quarter end, the mortgage loan servicing portfolio (including loans serviced by Huntington on its own behalf) totaled $5.9 billion.

     Net gains from sales of securities were immaterial in the quarter just ended and totaled $7.3 million in the first half of 1996. These gains resulted principally from collateralized mortgage obligations and mortgage backed securities that were sold to reduce price and/or prepayment risk.

NON-INTEREST EXPENSE

     Non-interest expense was $145.5 million in the three months just ended and $289.0 million in the first half of the year, up from $141.1 million and $285.7 million in the year-ago periods. The growth in expenses was due, in part, to the acquisition of two Florida banks subsequent to June 30, 1995, which added $3.3 million and $6.4 million, respectively, to the second quarter and year-to-date totals. Excluding these amounts, non-interest expense would have been flat with the same periods one year ago. FDIC insurance was down significantly, as Huntington benefited from the reduction in assessment rates on bank deposits that occurred in the latter part of 1995.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $34.1 million and $68.8 million for the recent quarter and six months, a slight decrease versus the corresponding three months of 1995, but up 6.8% for the year-to-date period. Huntington's effective tax rate was higher in the first half of last year as a result of a $2.1 million charge recorded in connection with the conversion of a thrift to a bank charter and various nondeductible expenses associated with bank acquisitions.

INTEREST RATE RISK MANAGEMENT

     Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset/Liability Management Committee (ALCO) oversees risk management, establishing broad policies and specific operating limits that govern a variety of risks inherent in Huntington's operations including interest rate, liquidity, and market risks. On and off-balance sheet strategies and tactical programs are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.

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

         At June 30, 1996, the results of Huntington's internal interest sensitivity analysis indicated that net interest income would increase approximately .5% in the event of a 100 basis points decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted) versus a drop of .5% should rates rise 100 basis points. Net interest income is expected to increase 1.5% if rates were to fall 200 basis points. A 200 basis points rise in rates could result in a decline in net interest income of 2.5%.

         Active interest rate risk management includes the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk created by different indices on assets and liabilities, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits are but a few risks that can be eliminated or decreased in a cost efficient manner. In addition, the swap strategy has enabled Huntington to lower the costs of raising wholesale funds. Financial futures, interest rate caps and floors, options, and forward rate agreements are also used to control risk effectively. Off-balance sheet products are often preferable to similar cash instruments because, though they perform financially quite similarly, they may require less capital and preserve access to the marketplace for future needs.

         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. At June 30, 1996, forward rates were higher than those prevailing at the recent year end. Consequently, the interest rate swap portfolio ended the second quarter with an unrealized loss of $28.5 million versus a $10.9 million unrealized gain at December 31. Current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. For purposes of the variable rate information and the indexed amortizing swap maturities presented in the table below, management made no assumptions with respect to future changes in interest rates.


                                                     Average                         Average Rate
                                       Notional      Maturity     Market             ------------
(dollars in millions)                   Value         (years)     Value          Receive          Pay
- ---------------------                     ------------------------------------------------------------
June 30, 1996:
ASSET CONVERSION SWAPS
Receive fixed                          $1,000         2.27        ($11.5)          5.80%          5.50%
Receive fixed-amortizing                   99         1.90        (  1.8)          5.27           5.78
                                       ------                      -----
TOTAL ASSET CONVERSION SWAPS           $1,099         2.24        ($13.3)          5.75%          5.53%
                                       ======                      =====

LIABILITY CONVERSION SWAPS
Receive fixed                          $1,485         2.41        ($ 3.5)          5.88%          5.49%
Receive fixed-amortizing                  197         3.00        (  6.2)          5.63           5.46
Pay fixed                               1,525          .26        (  5.3)          5.51           7.07
                                        -----                      -----                          ----

TOTAL LIABILITY CONVERSION SWAPS       $3,207         1.42        ( 15.0)          5.69%          6.24%
                                       ======                      =====
BASIS PROTECTION SWAPS                 $  250         2.70        ($  .2)          5.56%          5.54%
                                       ======                      =====


         The pay rates on Huntington's receive fixed swaps vary based on movements in the applicable London inter-bank offered rate (LIBOR). Receive fixed asset conversion swaps with a notional value of $200 million have embedded written LIBOR-based call options. Also, receive fixed liability conversion swaps with a notional value of $150 million have embedded written LIBOR-based caps. The portfolio of amortizing swaps consists of contracts with notional values that are indexed to the prepayment experience of a specified pool of mortgage loans or Constant Maturity U.S. Treasury yields (CMT). As market interest rates change, the amortization of the notional values will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive floating rates of interest according to different indices and are used to protect against changes in spreads. The receive and pay amounts applicable to Huntington's basis swaps are determined by LIBOR or other indices common to the banking industry.

         The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At June 30, 1996, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $34.5 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate non-performance in the future by any such counterparties.

         Certain interest rate swaps have been closed by Huntington prior to contractual maturity in response to decisions made by ALCO to modify, refine, or change balance sheet management strategies, as a result of either a change in overall interest rate risk tolerances or changes in balance sheet composition. At June 30, 1996, Huntington had deferred approximately $18.8 million of net realized losses from closed positions, which are to be amortized as yield adjustments over the remaining term of the original contracts, as presented below.

                                              Amortizing In
                          -------------------------------------------------------------
                            1996          1997            1998          1999      Total
                            ----          ----            ----          ----      -----

                                                   (in millions)
JUNE 30, 1996:
Deferred gains            $  6.5        $  8.3           $ 7.0          $5.7      $ 27.5
Deferred losses            (25.2)        (19.4)           (1.3)          (.4)      (46.3)
                           -----         -----            ----           ---       -----
Net (losses) gains        $(18.7)       $(11.1)          $ 5.7          $5.3      $(18.8)
                          ======        ======           =====          ====      ======



         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $450 million at June 30, 1996. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $1.7 million at the recent quarter end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

ASSET QUALITY

         Huntington's exposure to credit risk is managed through the use of underwriting standards that emphasize "in-market" lending to established borrowers. Highly leveraged transactions and excessive industry or other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure that problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.

         Asset quality continues to be strong. Non-performing loans, which include loans that are no longer accruing interest and loans that have been renegotiated based upon financial difficulties of the borrower, totaled $57.0 million at the most recent quarter end and represented .42% of total loans. Huntington also has certain loans that are past due ninety days or more but have not been placed on nonaccrual status. These loans, which total $29.9 million at June 30, 1996, are primarily consumer and residential real estate loans that are considered well-secured and in the process of collection or are being renewed.

         Other real estate owned (ORE) totaled $21.7 million at the end of the first half of 1996, down from $24.0 million at the same time last year. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce these non-performing assets.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. Annualized net charge-offs as a percent of average total loans were
 .38% for the quarter just ended and .36% for the first six months of the year, versus .32% for all of 1995. At the recent quarter end, the ALL represented 1.44% of total loans and 345% of non-performing loans. The combined ALL and allowance for other real estate was 238% of total non-performing assets.

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

         Average equity to average assets was 7.51% in the second quarter of 1996 and 7.70% for the first six months of the year, compared with 8.28% and 8.22% in the same periods one year ago. Presented below are Huntington's regulatory capital ratios and the related levels established for "well-capitalized" institutions:


                                 June 30, 1996    "Well Capitalized"

Tier 1 risk-based capital            8.05%               6.00%
Total risk-based capital            11.59               10.00
Leverage                             6.81                5.00


         On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 10 million additional shares of its common stock through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. The company acquired 5.9 million shares in the first half of 1996 at an aggregate cost of $141.4 million, leaving 8.0 million shares available for repurchase. Huntington's management believes the remaining authorized shares will be repurchased by the end of 1997.

CONSOLIDATED FINANCIAL HIGHLIGHTS


(in thousands of dollars, except per share amounts)

THREE MONTHS ENDED JUNE 30,                         1996             1995         % CHANGE
                                                    ----             ----         --------
NET INCOME ..............................    $     65,088     $     58,161           11.9 %
PER COMMON SHARE AMOUNTS (1)
     Net income .........................    $       0.45     $       0.38           18.4
     Cash dividends declared ............    $       0.18     $       0.17            5.9
AVERAGE SHARES OUTSTANDING (1) ..........     146,205,121      153,996,205           (5.1)
KEY RATIOS
Return on:
     Average total assets ...............            1.32%            1.25%           5.6
     Average shareholders' equity .......           17.56%           15.08%          16.4
Efficiency ratio ........................           56.86%           59.97%          (5.2)
Average equity/average assets ...........            7.51%            8.28%          (9.3)
Net Interest Margin .....................            4.15%            4.21%          (1.4)



SIX MONTHS ENDED JUNE 30, ...............            1996             1995        % CHANGE
                                                     ----             ----        --------
NET INCOME ..............................    $    127,913     $    113,023           13.2 %
PER COMMON SHARE AMOUNTS (1)
     Net income .........................    $       0.87     $       0.73           19.2
     Cash dividends declared ............    $       0.36     $       0.34            5.9
AVERAGE SHARES OUTSTANDING (1) ..........     147,382,313      154,103,132           (4.4)
KEY RATIOS
Return on:
     Average total assets ...............            1.29%            1.24%           4.0
     Average shareholders' equity .......           16.77%           15.08%          11.2
Efficiency ratio ........................           57.53%           60.94%          (5.6)
Average equity/average assets ...........            7.70%            8.22%          (6.3)
Net Interest Margin .....................            4.09%            4.24%          (3.5)



AT JUNE 30, .............................           1996            1995         % CHANGE
                                                   ----             ----          --------
Total Loans .............................    $ 13,688,675     $ 13,137,593            4.2 %
Total Deposits ..........................    $ 13,112,831     $ 12,518,517            4.7
Total Assets ............................    $ 20,321,166     $ 19,370,768            4.9
Shareholders' Equity ....................    $  1,475,296     $  1,572,043           (6.2)

Period-End Shares Outstanding (1) .......     146,036,994      153,397,641           (4.8)
Shareholders' Equity Per Common Share (1)    $      10.10     $      10.25           (1.5)

Total Risk-Adjusted Assets ..............    $ 16,834,872     $ 15,588,590            8.0
Tier 1 Risk-Based Capital Ratio .........            8.05%            9.30%         (13.4)
Total Risk-Based Capital Ratio ..........           11.59%           13.11%         (11.6)
Tier 1 Leverage Ratio ...................            6.81%            7.72%         (11.8)


(1) Adjusted for the ten percent stock dividend issued July 31, 1996.

FINANCIAL REVIEW


INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1996 AND DECEMBER 31, 1995
(in thousands of dollars)                          JUNE 30, 1996                 December 31, 1995
                                            AMORTIZED COST  FAIR VALUE     Amortized Cost  Fair Value
U.S. Treasury
     1-5 years...........................         $156          $156             $156          $156
                                               -------       -------          -------       -------
        Total............................          156           156              156           156
                                               -------       -------          -------       -------
States and political subdivisions
     Under 1 year........................       16,284        16,380           27,340        27,592
     1-5 years...........................       23,883        24,416           23,637        24,496
     6-10 years..........................       21,688        21,588           12,638        13,040
     Over 10 years.......................        4,785         4,686            3,833         3,912
                                               -------       -------          -------       -------
        Total............................       66,640        67,070           67,448        69,040
                                               -------       -------          -------       -------
Total Investment Securities..............      $66,796       $67,226          $67,604       $69,196
                                               =======       =======          =======       =======

FINANCIAL REVIEW


SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE
30, 1996 AND DECEMBER 31, 1995

(IN THOUSANDS OF DOLLARS)                             JUNE 30, 1996                  DECEMBER 31, 1995
                                                      -------------                  -----------------
                                               AMORTIZED COST     FAIR VALUE     Amortized Cost   Fair Value
                                               --------------     ----------     --------------   ----------
U.S. Treasury
     Under 1 year........................          $83,389          $83,817        $176,502         $178,264
     1-5 years...........................          385,040          369,219         228,234          231,018
     6-10 years..........................          158,981          150,668         162,352          160,596
                                                 ---------         --------       ---------        ---------
        Total............................          627,410          603,704         567,088          569,878
                                                 ---------         --------       ---------        ---------
Federal agencies
     Mortgage-backed securities
     Under 1 year........................              979              984           1,097            1,124
     1-5 years...........................          183,007          178,917         110,192          114,723
     6-10 years..........................          871,854          847,756         712,804          724,317
     Over 10 years.......................           33,952           33,994          58,762           60,695
                                                 ---------         --------       ---------        ---------
        Total............................        1,089,792        1,061,651         882,855          900,859
                                                 ---------         --------       ---------        ---------
     Other agencies
     Under 1 year........................           94,937           95,380          53,912           54,499
     1-5 years...........................        1,633,768        1,609,864       1,928,431        1,953,446
     6-10 years..........................          196,101          191,175         234,393          234,920
     Over 10 years.......................          362,375          354,092         509,735          514,568
                                                 ---------         --------       ---------        ---------
        Total............................        2,287,181        2,250,511       2,726,471        2,757,433
                                                 ---------         --------       ---------        ---------
Total U.S. Treasury and Federal agencies.        4,004,383        3,915,866       4,176,414        4,228,170
                                                 ---------         --------       ---------        ---------
Other
     Under 1 year........................            5,854            6,007           6,818            6,826
     1-5 years...........................           13,929           14,694          22,352           23,578
     6-10 years..........................          157,365          154,751         230,651          240,965
     Over 10 years.......................          275,391          270,505         212,950          214,605
     Marketable equity securities........            8,477            7,021           8,359            7,000
                                                 ---------         --------       ---------        ---------
        Total............................          461,016          452,978         481,130          492,974
                                                 ---------         --------       ---------        ---------
Total Securities Available for Sale......       $4,465,399       $4,368,844      $4,657,544       $4,721,144
                                                ==========       ==========      ==========       ==========

FINANCIAL REVIEW

- ----------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
- ----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                    1996          1995              1996          1995

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD .........        $197,375      $201,088          $194,456      $200,492
Loan losses ............................................         (17,417)      (10,718)          (33,124)      (20,511)
Recoveries of loans previously charged off .............           4,685         3,312             9,288         7,268
Provision for loan losses ..............................          11,843         4,787            23,666         9,395
Allowance of assets acquired (sold) ....................               0          (205)            2,200         1,620
                                                                --------      --------          --------      --------
Allowance for loan losses, end of period ...............        $196,486      $198,264          $196,486      $198,264
                                                                =======       ========          ========      ========
AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized ........................            0.38 %        0.23 %            0.36 %        0.21 %
  Provision for loan losses -- annualized ..............            0.35 %        0.15 %            0.36 %        0.15 %
Allowance for loan losses as a % of total loans ........            1.44 %        1.51 %            1.44 %        1.51 %
Net loan loss coverage (1) .............................            8.72 x       13.15 x            9.25 x       14.11 x

(1) Income before taxes and the provision for loan losses to net loan losses.


- --------------------------------------------------------------------------------

NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                               1996                                1995
                                                                 ------------------------------------------------------------------
(in thousands of dollars)                                          II Q          I Q              IV Q          III Q        II Q
                                                                 ------------------------------------------------------------------

Non-accrual loans ......................................         $51,470       $57,530           $50,669       $41,997      $41,554
Renegotiated loans .....................................           5,558         5,578             4,299         4,313       13,424
                                                                 -------       -------           -------       -------       ------
TOTAL NON-PERFORMING LOANS .............................          57,028        63,108            54,968        46,310       54,978
                                                                 -------       -------           -------       -------       ------
Other real estate, net .................................          21,720        20,386            22,026        23,668       24,029
                                                                 -------       -------           -------       -------       ------
TOTAL NON-PERFORMING ASSETS ............................         $78,748       $83,494           $76,994       $69,978      $79,007
                                                                 =======       =======           =======       =======      =======
NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .....................................            0.42%         0.47%             0.41%         0.34%        0.42%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ...............            0.57%         0.62%             0.58%         0.52%        0.60%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS .................................          344.54%       312.76%           353.76%       428.79%      360.62%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ...............          238.03%       225.01%           238.65%       263.26%      234.30%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ................         $29,859       $25,824           $27,018       $24,001      $20,685
                                                                 =======       =======           =======       =======      =======


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


Fully Tax Equivalent Basis (1)                                                  2ND QUARTER 1996           1ST QUARTER 1996
                                                                                ----------------           ----------------
(in millions of dollars)                                                      AVERAGE        YIELD/        AVERAGE     YIELD/
                                                                              BALANCE         RATE         BALANCE      RATE
                                                                              -------         ----         -------      ----
ASSETS
Interest bearing deposits in banks......................................           $2         9.43 %         $39        5.70 %
Trading account securities..............................................           14         5.47            19        5.64
Federal funds sold and securities purchased under resale agreements.....           29         5.33            27        6.19
Mortgages held for sale.................................................          117         7.62           127        7.18
Securities:
     Taxable............................................................        4,609         6.52         4,835        6.55
     Tax exempt.........................................................           96         9.75           106        9.09
                                                                              -------                    -------
          Total Securities..............................................        4,705         6.58         4,941        6.60
                                                                              -------                    -------
Loans
     Commercial.........................................................        4,251         7.67         4,212        7.76
     Real Estate
          Construction..................................................          386         8.50           364        8.52
          Mortgage......................................................        2,783         8.49         2,760        8.48
     Consumer...........................................................        5,142         9.04         5,079        8.99
      Lease Financing...................................................          953         7.87           880        7.90
                                                                              -------                    -------
          Total Loans...................................................       13,515         8.40        13,295        8.41
          Allowance for loan losses.....................................          199                        198
                                                                              -------                    -------
          Net loans.....................................................       13,316         8.89        13,097        8.87
                                                                              -------                    -------
          Total earning assets..........................................       18,382         8.19 %      18,448        8.14 %
                                                                              -------                    -------
Cash and due from banks.................................................          755                        746
All other assets........................................................          906                        988
                                                                              -------                    -------
TOTAL ASSETS............................................................      $19,844                    $19,984
                                                                              =======                    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing...............................................       $2,307                     $2,391
     Interest bearing...................................................        2,595         2.40 %       2,506        2.53 %
Savings deposits........................................................        2,437         3.19         2,249        3.03
Certificates of deposit of $100,000 or more.............................          971         5.37           977        5.52
Other domestic time deposits............................................        4,406         5.61         4,458        5.69
Foreign time deposits...................................................          219         6.17           268        6.15
                                                                              -------                    -------
     Total deposits.....................................................       12,935         4.26        12,849        4.36
                                                                              -------                    -------
Short-term borrowings...................................................        3,061         5.39         3,078        5.58
Long-term debt..........................................................        1,927         6.40         2,016        6.41
                                                                              -------                    -------
     Interest bearing liabilities.......................................       15,616         4.75 %      15,552        4.87 %
                                                                              -------                    -------
All other liabilities...................................................          430                        464
Shareholders' equity....................................................        1,491                      1,577
                                                                              -------                    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $19,844                    $19,984
                                                                              =======                    =======

Net interest rate spread................................................                      3.44 %                    3.27 %
Impact of non-interest bearing funds on margin..........................                      0.71 %                    0.76 %
NET INTEREST MARGIN.....................................................                      4.15 %                    4.03 %


(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.


- --------------------------------------------------------------------------------
   4TH QUARTER 1995          3RD QUARTER 1995         2ND QUARTER 1995
 --------------------      --------------------     --------------------
 AVERAGE     YIELD/        AVERAGE     YIELD/       AVERAGE     YIELD/
 BALANCE      RATE         BALANCE      RATE        BALANCE      RATE
- ---------------------      --------------------     --------------------
 $    74       6.10 %      $     2       5.73 %     $     3       5.03 %
      20       6.88             24       7.54            23       8.07
      48       5.52             22       7.49            70       6.70
     129       6.78            174       7.73           109       7.52

   4,550       6.74          4,473       6.76         3,913       6.75
     110      10.04            118      10.55           127      10.29
 -------                   -------                  -------
   4,660       6.82          4,591       6.86         4,040       6.86
 -------                   -------                  -------
   4,178       7.91          4,099       8.13         4,082       8.58

     369       8.54            349       8.68           324       8.38
   3,011       8.56          3,058       8.59         3,100       8.20
   5,099       8.97          4,979       9.05         4,805       8.90
     826       7.93            747       7.53           690       7.43
 -------                   -------                  -------
  13,483       8.53         13,232       8.56        13,001       8.54
     198                       198                      201
 -------                   -------                  -------
  13,285       8.93         13,034       9.04        12,800       9.00
 -------                   -------                  -------
  18,414       8.26 %       18,045       8.37 %      17,246       8.38 %
 -------                   -------                  -------
     766                       783                      796
     895                       876                      838
 -------                   -------                  -------
 $19,877                   $19,506                  $18,679
 =======                   =======                  =======

  $2,241                    $2,194                   $2,159
   2,514       2.48 %        2,488       2.45 %       2,533       2.45 %
   2,084       2.93          2,020       2.76         2,013       2.68
     926       5.68            878       5.78           770       5.84
   4,458       5.76          4,467       5.69         4,447       5.54
     189       6.50            318       6.32           264       6.57
 -------                   -------                  -------
  12,412       4.38         12,365       4.34        12,186       4.24
 -------                   -------                  -------
   3,682       5.91          3,786       5.96         3,348       6.13
   1,850       6.76          1,403       6.36         1,208       7.23
 -------                   -------                  -------
  15,703       5.02 %       15,360       4.92 %      14,583       4.93 %
 -------                   -------                  -------
     447                       416                      390
   1,486                     1,536                    1,547
 -------                   -------                  -------
 $19,877                   $19,506                  $18,679
 =======                   =======                  =======


               3.24 %                    3.45 %                   3.45 %
               0.74 %                    0.73 %                   0.76 %
               3.98 %                    4.18 %                   4.21 %


- -------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

- ---------------------------------------------------------------------------------------------------------
                                                       1996                            1995
                                             ----------------------     ---------------------------------
(in thousands of dollars, except per
 share amounts)                                IIQ           IQ           IVQ          IIIQ         IIQ
- ---------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME...................     $375,079      $374,296     $381,437     $377,859    $360,203
TOTAL INTEREST EXPENSE..................      185,786       189,578      199,551      191,281     180,313
                                             --------      --------     --------     --------    --------
NET INTEREST INCOME.....................      189,293       184,718      181,886      186,578     179,890
Provision for loan losses...............       11,843        11,823       12,139        7,187       4,787
                                             --------      --------     --------     --------    --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.............      177,450       172,895      169,747      179,391     175,103
Service charges on deposit accounts ....       23,132        22,461       21,008       21,109      20,487
Mortgage banking .......................        7,976         8,877        9,752        8,274       6,613
Trust services .........................        8,324         8,793        7,424        7,312       7,586
Securities gains .......................          200         7,090          302        2,315       6,379
Credit card fees .......................        8,544         4,836        5,450        4,669       4,399
Investment product sales ...............        3,286         3,239        2,292        2,159       1,971
Electronic banking fees ................        2,172         1,666        1,740        1,270       1,068
Other ..................................       13,542        11,200       18,830       12,692      10,021
                                             --------      --------     --------     --------    --------
TOTAL NON-INTEREST INCOME ..............       67,176        68,162       66,798       59,800      58,524
                                             --------      --------     --------     --------    --------
Salaries ...............................       56,776        55,819       54,695       54,391      54,974
Commissions ............................        3,480         3,607        3,149        3,074       1,932
Employee benefits ......................       14,801        17,216       12,752       13,958      15,419
Net occupancy ..........................       10,835        10,874       10,459       10,039      10,079
Equipment ..............................       10,267         9,614        9,406        9,470       9,593
Credit card ............................        4,023         3,572        3,695        3,398       3,196
Printing and supplies ..................        4,164         3,495        3,705        3,508       3,362
Advertising ............................        4,052         2,865        2,179        3,149       2,912
Legal and loan collection ..............        2,498         1,894        2,758        1,857       1,905
FDIC insurance .........................          679           519        1,820          151       6,549
Other ..................................       33,891        34,021       32,646       34,451      31,131
                                             --------      --------     --------     --------    --------
TOTAL NON-INTEREST EXPENSE .............      145,466       143,496      137,264      137,446     141,052
                                             --------      --------     --------     --------    --------
Income Before Income Taxes .............       99,160        97,561       99,281      101,745      92,575
Provision for income taxes .............       34,072        34,736       33,752       35,808      34,414
                                             --------      --------     --------     --------    --------
NET INCOME .............................     $ 65,088      $ 62,825     $ 65,529     $ 65,937    $ 58,161
                                             ========      ========     ========     ========    ========
PER COMMON SHARE (1)
  Net income ...........................        $0.45         $0.42        $0.45        $0.44       $0.38
  Cash dividends declared ..............        $0.18         $0.18        $0.18        $0.18       $0.17

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ....................     $189,293      $184,718     $181,886     $186,578    $179,890
Tax Equivalent Adjustment (2) ..........        1,319         1,368        1,523        1,635       1,723
                                             --------      --------     --------     --------    --------
Tax Equivalent Net Interest Income .....     $190,612      $186,086     $183,409     $188,213    $181,613
                                             ========      ========     ========     ========    ========


(1) Adjusted for the ten percent stock dividend issued July 31, 1996.
(2) Calculated assuming a 35% tax rate.

         PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Bancshares Incorporated held its annual meeting of shareholders on April 25, 1996. At that meeting, shareholders approved the following management proposals:

                                                                           ABSTAIN/            BROKER
                                           FOR            AGAINST          WITHHELD           NON-VOTES
                                           ---            -------          --------           ---------
1. Election of directors
to serve as Class III
Directors until the 1999
Meeting of Shareholders
as follows:

  Don M. Casto, III                     111,821,023                         935,551
  Patricia T. Hayot                     111,808,623                         947,951
  William J. Lhota                      111,988,789                         767,785
  Timothy P. Smucker                    112,012,654                         743,920

2.  Proposal to amend the
Corporation's Charter
                                         99,688,503      12,277,210         783,955            6,906

3.  Proposal to approve the
Amended Long-Term Incentive
Compensation Plan
                                        100,124,189      10,524,498       2,100,981            6,906

4. Ratification of Ernst &
Young LLP to serve as independent
auditors for the Corporation
for the year 1996
                                        111,898,865         387,848         462,955            6,906

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             3. ( i )( a ) Articles of Restatement of Charter, Articles of
                Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                ( i )( b ) Articles of Amendment to Articles of Restatement of Charter -- previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

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

            10. Material contracts:

                (a) Employment Agreement, dated April 25, 1996, between Huntington Bancshares Incorporated and Frank Wobst.

            11. Computation of Earnings Per Share

            27. Financial Data Schedule

         (b)    Reports on Form 8-K

                1. A report on Form 8-K, dated April 10, 1996, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Huntington Bancshares Incorporated
                                             (Registrant)





Date:    August 14, 1996         /s/ Ralph K. Frasier
                                 ---------------------------------------
                                 Ralph K. Frasier
                                 General Counsel and Secretary




Date:    August 14, 1996         /s/ John D. Van Fleet
                                 --------------------------------------
                                 John D. Van Fleet
                                 Senior Vice President, Corporate
                                 Controller, and Principal
                                 Accounting Officer (Chief Accounting Officer)