Form 10-Q
period 1996-09-30
HUNTINGTON BANCSHARES INC/MD
filed 1996-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


There were 144,672,422 shares of Registrant's without par value common stock outstanding on October 31, 1996.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


(in thousands of dollars)                                                           SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                                        1996             1995            1995
                                                                                    ------------     ------------     ------------
ASSETS
Cash and due from banks ........................................................    $    872,300     $    860,958     $    852,399
Interest bearing deposits in banks .............................................           1,653          284,393            1,259
Trading account securities .....................................................          11,444           12,924           19,135
Federal funds sold and securities
     purchased under resale agreements .........................................           8,868          197,531          276,747
Mortgages held for sale ........................................................         114,169          159,705          156,051
Securities available for sale - at fair value ..................................       4,782,503        4,721,144        4,290,570
Investment securities - fair value $66,655; $69,196;
     and $419,773  respectively ................................................          66,229           67,604          416,236
Total loans (1) ................................................................      13,939,218       13,261,667       13,457,831
     Less allowance for loan losses ............................................         200,215          194,456          198,573
                                                                                    ------------     ------------     ------------
Net loans ......................................................................      13,739,003       13,067,211       13,259,258
                                                                                    ------------     ------------     ------------
Premises and equipment .........................................................         312,457          296,465          296,708
Customers' acceptance liability ................................................          56,023           56,926           59,785
Accrued income and other assets ................................................         601,156          529,737          544,982
                                                                                    ------------     ------------     ------------
TOTAL ASSETS ...................................................................    $ 20,565,805     $ 20,254,598     $ 20,173,130
                                                                                    ============     ============     ============

LIABILITIES
Total deposits (1) .............................................................    $ 13,175,649     $ 12,636,582     $ 12,544,500
Short-term borrowings ..........................................................       3,797,739        3,514,773        4,047,206
Bank acceptances outstanding ...................................................          56,023           56,926           59,785
Long-term debt .................................................................       1,690,998        2,103,024        1,622,411
Accrued expenses and other liabilities .........................................         344,312          424,428          416,429
                                                                                    ------------     ------------     ------------
     Total Liabilities .........................................................      19,064,721       18,735,733       18,690,331
                                                                                    ------------     ------------     ------------

SHAREHOLDERS' EQUITY
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized 300,000,000 shares; issued and outstanding 151,883,704; 141,402,769; and 141,394,248
          shares, respectively .................................................       1,264,661        1,056,209        1,056,146
      Less 7,514,688;  8,351,978; and 6,877,908
          treasury shares, respectively ........................................        (160,641)        (180,632)        (144,262)
     Capital surplus ...........................................................         240,349          235,802          235,661
     Net unrealized (losses) gains on securities
          available for sale ...................................................         (32,829)          40,972            7,162
     Retained earnings .........................................................         189,544          366,514          328,092
                                                                                    ------------     ------------     ------------
     Total Shareholders' Equity ................................................       1,501,084        1,518,865        1,482,799
                                                                                    ------------     ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................    $ 20,565,805     $ 20,254,598     $ 20,173,130
                                                                                    ============     ============     ============


See notes to consolidated financial statements.
(1) See page 7 for detail of total loans and total deposits.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands of dollars, except per share amounts)      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
Interest and fee income                                       1996            1995               1996            1995
                                                           ---------------------------        --------------------------
     Loans.......................................             $300,888        $296,472           $886,656       $857,639
     Securities..................................               74,774          77,694            232,002        211,159
     Other.......................................                2,760           3,693              9,139         11,661
                                                           -----------     -----------       -----------    -----------
               TOTAL INTEREST INCOME.............              378,422         377,859          1,127,797      1,080,459
                                                           -----------     -----------        -----------    -----------
Interest Expense
     Deposits....................................              115,555         111,549            342,049        313,207
     Short-term borrowings.......................               42,565          57,054            128,845        156,763
     Long-term debt..............................               28,601          22,678             91,191         67,812
                                                           -----------     -----------        -----------    -----------
               TOTAL INTEREST EXPENSE............              186,721         191,281            562,085        537,782
                                                           -----------     -----------        -----------    -----------
               NET INTEREST INCOME...............              191,701         186,578            565,712        542,677
                                                           -----------     -----------        -----------    -----------
Provision for loan losses........................               20,250           7,187             43,916         16,582
                                                           -----------     -----------        -----------    -----------
               NET INTEREST INCOME
                  AFTER PROVISION FOR LOAN LOSSES              171,451         179,391            521,796        526,095
                                                           -----------     -----------        -----------    -----------
Total non-interest income (1)....................               71,028          59,800            206,366        176,211
Total non-interest expense (1)...................              141,578         137,446            430,540        423,139
                                                           -----------     -----------        -----------    -----------
               INCOME BEFORE INCOME TAXES........              100,901         101,745            297,622        279,167
Provision for income taxes.......................               34,438          35,808            103,246        100,207
                                                           -----------     -----------        -----------    -----------
               NET INCOME........................              $66,463         $65,937           $194,376       $178,960
                                                           ===========     ===========        ===========    ===========
PER COMMON SHARE (2)
     Net income..................................                $0.46           $0.44              $1.33          $1.17
     Cash dividends declared.....................                $0.20           $0.18              $0.56          $0.52

AVERAGE COMMON SHARES OUTSTANDING................          145,287,296     150,901,045        146,672,598    153,024,040

See notes to consolidated financial statements.
(1) See page 8 for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend distributed  July 31, 1996.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   NET
                                                                                               UNREALIZED
                                                                                                  GAINS
                                             COMMON      COMMON   TREASURY  TREASURY  CAPITAL  (LOSSES) ON   RETAINED
(IN THOUSANDS)                               SHARES      STOCK     SHARES    STOCK    SURPLUS   SECURITIES   EARNINGS    TOTAL
                                             -------    --------    ----    --------  --------   --------    --------  ----------
Nine Months Ended September 30, 1995:
 Balance, beginning of period                131,120    $912,318    (905)   ($16,577) $215,084   ($63,289)   $364,284  $1,411,820

    Stock issued for acquisitions              3,510       3,434                        20,061       (985)      8,474      30,984
    Net income                                                                                                178,960     178,960
    Cash dividends declared
       ($.52 per share)                                                                                       (79,852)    (79,852)
    Stock options exercised                                          184       3,233        76                 (2,342)        967
    5% stock dividend                          6,732     140,146     (45)                                    (140,272)       (126)
    Treasury shares purchased                                     (7,726)   (159,368)                                    (159,368)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                       1,213      21,434       310                 (1,114)     20,630
      Employee benefit plans                                         401       7,016       130                    (46)      7,100
    Conversion of convertible notes               32         248                                                              248
    Change in net unrealized gains (losses)
      on securities available for sale                                                             71,436                  71,436
                                             -------    --------    ----    --------  --------   --------    --------  ----------
 Balance, end of period                      141,394  $1,056,146  (6,878)  ($144,262) $235,661     $7,162    $328,092  $1,482,799
                                             =======  ==========  ======   =========  ========   ========    ========  ==========

NINE MONTHS ENDED SEPTEMBER 30, 1996:
 BALANCE, BEGINNING OF PERIOD                141,403  $1,056,209  (8,352)  ($180,632) $235,802    $40,972    $366,514  $1,518,865
    STOCK ISSUED FOR ACQUISITION                                   4,733     102,760     5,037                            107,797
    NET INCOME                                                                                                194,376     194,376
    CASH DIVIDENDS DECLARED
       ($.56 PER SHARE)                                                                                       (82,556)    (82,556)
    STOCK OPTIONS EXERCISED                                          179       3,566    (2,984)                               582
    10% STOCK DIVIDEND                        10,431     208,110   2,837      78,030     2,444               (288,790)       (206)
    TREASURY SHARES PURCHASED                                     (8,066)   (190,294)     (582)                          (190,876)
    TREASURY SHARES SOLD:
      SHAREHOLDER DIVIDEND REINVESTMENT PLAN                         994      22,378       386                             22,764
      EMPLOYEE BENEFIT PLANS                                         160       3,551       246                              3,797
    CONVERSION OF CONVERTIBLE NOTES               50         342                                                              342
    CHANGE IN NET UNREALIZED GAINS (LOSSES)
      ON SECURITIES AVAILABLE FOR SALE                                                            (73,801)                (73,801)
                                             -------    --------    ----    --------  --------   --------    --------  ----------
 BALANCE, END OF PERIOD                      151,884  $1,264,661  (7,515)  ($160,641) $240,349   ($32,829)   $189,544  $1,501,084
                                             =======  ==========  ======   =========  ========   ========    ========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1996                1995
                                                                                -----------         -----------
OPERATING ACTIVITIES
  Net Income ...........................................................        $   194,376         $   178,960
  Adjustments to reconcile net income to net cash
  provided by operating activities
            Provision for loan losses ..................................             43,916              16,582
            Provision for depreciation and amortization ................             62,259              47,182
            Deferred income tax expense ................................             11,699              18,034
            Decrease (increase) in trading account securities ..........              1,480              (9,708)
            Decrease (increase) in mortgages held for sale .............             45,536             (17,054)
            Net gains on sales of securities ...........................            (13,463)             (8,754)
            Decrease (increase) in accrued income receivable ...........              7,912             (26,900)
            Net increase in other assets ...............................            (41,489)            (30,797)
            (Decrease) increase in accrued expenses ....................            (17,781)            114,417
            Net (decrease) increase in other liabilities ...............            (26,108)             15,393
                                                                                -----------         -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ..........            268,337             297,355
                                                                                -----------         -----------

INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks .......................            282,940               1,800
  Proceeds from :
      Maturities and calls of investment securities ....................             17,889              61,792
      Maturities and calls of securities available for sale ............            306,122             212,750
      Sales of securities available for sale ...........................          2,068,196           2,388,018
  Purchases of:
      Investment securities ............................................             (4,000)             (2,660)
      Securities available for sale ....................................         (2,199,930)         (3,377,820)
  Proceeds from sales of loans .........................................             94,755                  --
  Net loan originations, excluding sales ...............................           (697,586)         (1,071,526)
  Proceeds from disposal of premises and equipment .....................              1,616               2,344
  Purchases of premises and equipment ..................................            (30,924)            (23,255)
  Proceeds from sales of other real estate .............................             14,000              26,446
  Net cash received from purchase of subsidiaries ......................                631             148,490
                                                                                -----------         -----------
                    NET CASH USED FOR INVESTING ACTIVITIES .............           (146,291)         (1,633,621)
                                                                                -----------         -----------

FINANCING ACTIVITIES
  Increase in total deposits ...........................................             87,783             231,223
  Increase in short-term borrowings ....................................            268,924           1,144,187
  Proceeds from issuance of long-term debt .............................            450,424             590,000
  Payment of long-term debt ............................................           (862,280)           (181,565)
  Dividends paid on common stock .......................................            (80,485)            (78,292)
  Acquisition of treasury stock ........................................           (190,876)           (159,368)
  Proceeds from issuance of treasury stock .............................             27,143              28,571
                                                                                -----------         -----------
                    NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES           (299,367)          1,574,756
                                                                                -----------         -----------
                    CHANGE IN CASH AND CASH EQUIVALENTS ................           (177,321)            238,490
                    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...          1,058,489             890,656
                                                                                -----------         -----------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD .........        $   881,168         $ 1,129,146
                                                                                ===========         ===========




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

B. On January 1, 1996, Huntington adopted Financial Accounting Standards Board
(FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " (FAS 121). The Statement prescribes the accounting for the impairment of long-lived assets and goodwill related to those assets. The new rules specify when assets should be reviewed for impairment, how to determine whether an asset or group of assets is impaired, how to measure an impairment loss, and what financial statement disclosures are necessary. Also prescribed is the accounting for long-lived assets and identifiable intangibles that a company plans to dispose of, other than those that are part of a discontinued operation. Any impairment of a long-lived asset resulting from management's review is to be recognized as a component of non-interest expense. The adoption of FAS 121 did not have a material effect on Huntington's consolidated financial statements.

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

         In October 1996, Huntington entered into a merger agreement with Citi-Bancshares, Inc. (Citi-Bancshares), a $524 million bank holding company headquartered in Leesburg, Florida. Huntington is to exchange a combination of its common stock and cash for the outstanding common stock of Citi-Bancshares in a purchase transaction. The acquisition is expected to be completed in the first quarter of 1997, subject to approval by Citi-Bancshares' shareholders and applicable regulatory authorities.

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

FINANCIAL REVIEW


LOAN PORTFOLIO COMPOSITION
(in thousands of dollars)                          SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                       1996               1995               1995
                                                    -----------        -----------        -----------
Commercial .................................        $ 4,381,646        $ 4,260,561        $ 4,233,861
Real Estate
     Construction ..........................            430,992            367,889            364,721
     Commercial ............................          1,660,610          1,578,891          1,540,534
     Residential ...........................          1,130,455          1,176,715          1,546,754
Consumer
     Loans .................................          5,291,826          5,094,036          5,059,492
     Leases ................................          1,043,689            783,575            712,469
                                                    -----------        -----------        -----------
     TOTAL LOANS ...........................        $13,939,218        $13,261,667        $13,457,831
                                                    ===========        ===========        ===========

DEPOSIT COMPOSITION
(in thousands of dollars) ..................        SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                         1996               1995               1995
                                                    -----------        -----------        -----------
Demand deposits
     Non-interest bearing ..................        $ 2,343,743        $ 2,088,074        $ 1,989,624
     Interest bearing ......................          2,500,209          2,772,845          2,686,800
Savings deposits ...........................          2,591,667          2,207,378          2,118,333
Certificates of deposit of $100,000 or more             989,886            909,403            916,157
Other domestic time deposits ...............          4,410,190          4,384,949          4,523,528
Foreign time deposits ......................            339,954            273,933            310,058
                                                    -----------        -----------        -----------
     TOTAL DEPOSITS ........................        $13,175,649        $12,636,582        $12,544,500
                                                    ===========        ===========        ===========

FINANCIAL REVIEW

ANALYSIS OF NON-INTEREST INCOME
(in thousands of dollars)                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30,             PERCENT             SEPTEMBER 30,             PERCENT
                                              1996         1995            CHANGE           1996            1995         CHANGE
---------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts        $ 23,342        $ 21,109         10.58%        $ 68,935        $ 64,110          7.53%
Mortgage banking ..................           9,680           8,274         16.99           26,533          24,460          8.48
Trust services ....................           8,432           7,312         15.32           25,549          22,953         11.31
Securities gains ..................           6,173           2,315        166.65           13,463           8,754         53.79
Credit card fees ..................           4,092           4,669        (12.36)          17,472          13,013         34.27
Investment product sales ..........           2,694           2,159         24.78            9,219           5,829         58.16
Electronic banking fees ...........           2,988           1,270        135.28            6,826           3,292        107.35
Other .............................          13,627          12,692          7.37           38,369          33,800         13.52
                                          --------        --------                        --------        --------
TOTAL NON-INTEREST INCOME .........        $ 71,028        $ 59,800         18.78%        $206,366        $176,211         17.11%
                                          ========        ========                        ========        ========

ANALYSIS OF NON-INTEREST EXPENSE
(in thousands of dollars)                     THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                 SEPTEMBER 30,             PERCENT             SEPTEMBER 30,             PERCENT
                                              1996         1995            CHANGE           1996            1995         CHANGE
--------------------------------------------------------------------------------------------------------------------------------
Salaries .........................        $ 58,475        $ 54,391          7.51%        $171,070        $165,473         3.38%
Commissions ......................           3,117           3,074          1.40           10,204           6,694         52.44
Employee benefits ................          13,858          13,958         (0.72)          45,875          45,038          1.86
Net occupancy ....................          10,602          10,039          5.61           32,311          30,804          4.89
Equipment ........................          10,670           9,470         12.67           30,551          28,865          5.84
Credit card and electronic banking           4,255           3,398         25.22           11,850           9,712         22.01
Printing and supplies ............           3,712           3,508          5.82           11,371          10,442          8.90
Advertising ......................           2,845           3,149         (9.65)           9,762           9,092          7.37
Legal and loan collection ........           2,000           1,857          7.70            6,392           5,885          8.62
FDIC insurance ...................             332             151        119.87            1,530          13,236        (88.44)
Other ............................          31,712          34,451         (7.95)          99,624          97,898          1.76
                                          --------        --------                        --------        --------
TOTAL NON-INTEREST EXPENSE .......        $141,578        $137,446          3.01%         $430,540        $423,139         1.75%
                                          ========        ========                        ========        ========

Management's Discussion and Analysis

OVERVIEW

         Huntington reported net income of $66.5 million, or $.46 per share, for the third quarter of 1996 compared with $65.9 million, or $.44 per share, for the same period last year. For the first nine months of the year, net income was $194.4 million, or $1.33 per share, versus $179.0 million, or $1.17 per share, in the corresponding period of 1995.

         Huntington's return on average equity (ROE) was 17.92% in the recent three months of 1996 and 17.15% year-to-date, up from 17.03% and 15.75%, respectively, in 1995. Return on average assets (ROA) was 1.33% in the third quarter and 1.30% for the nine months ended September 30, 1996. ROA for the comparable periods last year was 1.34% and 1.27%.

         Total assets were $20.6 billion at the recent quarter-end, a slight increase from both December 31 and September 30, 1995. Total loans increased $677.6 million, or 5.1%, during the first nine months of the year, which was largely offset by a reduction in temporary investments. With respect to the average balance sheet, consumer loans were up 11.05% when comparing the year-to-date total to the same period in 1995; commercial growth was also a respectable 5.2%.

         Huntington's funding mix changed somewhat over the first three quarters of 1996 as total deposits grew 4.3% and borrowed funds decreased 2.3% from year-end. The increase in deposits was principally due to the January 1996 acquisition of Peoples Bank of Lakeland, Florida.

         Shareholders' equity was relatively flat versus December 31 and September 30, 1995. Excluding the effects of net unrealized gains and losses on securities available for sale, equity increased approximately 4%. Huntington continues to maintain an appropriate balance between capital adequacy and returns to shareholders. A primary tool used by management in this regard has been the common stock repurchase program. At the recent quarter-end, Huntington's regulatory capital ratios, including those of its bank subsidiaries, exceeded the levels established for well-capitalized institutions. (See "Capital" section for further information).

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Huntington reported net interest income of $191.7 million and $565.7 million, respectively, for the three and nine months ended September 30, 1996, compared with $186.6 million and $542.7 million for the corresponding periods in 1995. The net interest margin of 4.16% during the quarter just ended was largely unchanged from the previous three months and the third quarter a year ago.

         For the recent three months, interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes reduced interest income by $8.2 million and increased interest expense by $4.2 million. On a year-to-date basis, the decrease in interest income was $26.4 million and interest expense was up $16.6 million. For the same periods last year, these products lowered interest income by $9.5 million and $22.2 million and increased interest expense by $3.8 million and $16.8 million. Included in the preceding amounts is amortization of deferred gains and losses from terminated contracts, that decreased net interest income by $9.2 million in the recent quarter and $29.8 million in the first nine months of the year, compared with reductions in the year-ago periods of $8.9 million and $18.6 million. At the recent quarter-end, deferred net losses remaining to be amortized totaled $9.6 million.

         Expressed in terms of the margin, the effect of the off-balance sheet portfolio was a reduction of 27 basis points in the third quarter of 1996 and 31 basis points for the nine months versus declines in the respective periods last year of 29 basis points and 30 basis points. A large part of the current year margin reduction (21 basis points) is related to amortization of net losses from closed positions. A swap strategy used by Huntington to create synthetic fixed rate wholesale liabilities, while lowering funding costs from what would have resulted from a comparable cash instrument, resulted in the majority of the remaining margin reduction attributable to the off-balance sheet portfolio.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, totaled $64.9 million and $192.9 million in the recent three and nine month periods, up 12.8% and 15.2% from the same periods one year ago. Fee income remained strong in all major categories. Credit card fees were up significantly on a year-to-date basis but down 12.4% when comparing third quarter 1996 to the same three months last year. These fluctuations relate primarily to an alliance formed in the preceding quarter that resulted in the sale by Huntington of a portion of its interest in certain payment processing contracts.

         Mortgage banking income was $9.7 million in the third quarter and $26.5 million in the first nine months of 1996, up from $8.3 million and $24.4 million in the three and nine months ended September 30, 1995. Fueled by lower interest rates in the early part of the year, mortgage loan originations totaled $1.0 billion for the nine months, an increase of 13.6% from the same period last year. In addition to the increased fee income from higher production, Huntington benefited from improved marketing gains and the sale of certain portfolio loans in first quarter 1996. These favorable effects were somewhat offset by reduced gains from servicing sales, as Huntington sold no servicing rights through September 30, 1996, versus $432 million sold in the first nine months of last year that generated gains of $5.3 million. Net servicing fees were also down approximately 8.5% on a year-to-date basis. The decrease is principally due to a change in the mix of loans serviced by Huntington, following the sale in early 1995 of the governmental servicing portfolio. At the recent quarter end, the mortgage loan servicing portfolio (including loans serviced by Huntington on its own behalf) totaled $6.0 billion.

         Net gains from sales of securities were $6.2 million in the quarter just ended and $13.5 million for the nine months. The third quarter gains were largely due to the sale of U.S. Treasury securities, while the gains in the first half of the year resulted principally from collateralized mortgage obligations and mortgage backed securities that were sold to reduce price and/or prepayment risk.

NON-INTEREST EXPENSE

         Non-interest expense was $141.6 million in the three months just ended and $430.5 million in the first nine months of the year, compared with $137.4 million and $423.1 million in the year-ago periods. The growth in expenses was due, in part, to the acquisition of two Florida banks, that added $2.4 million and $8.6 million, respectively, to the third quarter and year-to-date totals. Excluding these amounts, non-interest expense would have been flat with the same periods in 1995. FDIC insurance was down significantly for the nine months, as Huntington benefited from the reduction in assessment rates on bank deposits that occurred in the latter part of 1995. The legislation recently enacted to recapitalize the Savings Association Insurance Fund did not have a material effect on Huntington's results of operations.

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

         At September 30, 1996, the results of Huntington's internal interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted); a slight reduction of .5% to .8% should rates rise versus a modest increase if rates drop. Net interest income is expected to increase 1.6% if rates were to fall 200 basis points. A 200 basis points rise in rates could result in a decline in net interest income of up to 3.2%.

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

         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. At September 30, 1996, forward rates were higher than those prevailing at the recent year-end. Consequently, the interest rate swap portfolio ended the third quarter with an unrealized loss of $10.7 million versus a $10.9 million unrealized gain at December 31. Current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. For purposes of the variable rate information and the indexed amortizing swap maturities presented in the table below, management made no assumptions with respect to future changes in interest rates.

                                                    Average
                                       Notional     Maturity      Market           Average Rate
(dollars in millions)                   Value       (years)       Value         Receive       Pay
---------------------                   -----       -------       -----         -------       ---
September 30, 1996:
ASSET CONVERSION SWAPS
Receive fixed                           $  800         2.22       ($9.5)         5.65%        5.62%
Receive fixed-amortizing                    93         1.73        (1.2)         5.27         5.73
                                        ------                    -----
TOTAL ASSET CONVERSION SWAPS            $  893         2.17      ($10.7)         5.61%        5.63%
                                        ======                    ======

LIABILITY CONVERSION SWAPS
Receive fixed                           $1,630         2.17       $ 6.5          5.96%        5.50%
Receive fixed-amortizing                   195         2.75        (4.5)         5.63         5.50
Pay fixed                                  950          .09        (1.8)         5.65         7.11
                                        ------                    -----
TOTAL LIABILITY CONVERSION SWAPS        $2,775         1.50       $  .2          5.83%        6.05%
                                        ======                    =====

BASIS PROTECTION SWAPS                  $  250         2.44       ($ .2)         5.60%        5.57%
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

         The notional values of the swap portfolio represent contractually determined amounts on which calculations of interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At September 30, 1996, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $47.6 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $450 million at September 30, 1996. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $1.7 million at the recent quarter-end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

ASSET QUALITY

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending to established borrowers. Highly leveraged transactions and excessive industry or other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure that problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.

         Asset quality continues to be strong. Non-performing loans, which include loans that are no longer accruing interest and loans that have been renegotiated based upon financial difficulties of the borrower, totaled $55.0 million at the most recent quarter end and represented .39% of total loans. Huntington also has certain loans that are past due ninety days or more but have not been placed on nonaccrual status. These loans, which totaled $32.4 million at September 30, 1996, are primarily consumer and residential real estate loans that are considered well-secured and in the process of collection or are being renewed.

         Other real estate owned (ORE) was $15.6 million at the end of the first nine months of 1996, down from $23.7 million at the same time last year. Huntington's management continues to aggressively pursue the sale of its ORE to further reduce these non-performing assets.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. Annualized net charge-offs as a percent of average total loans were
 .48% for the quarter just ended and .40% for the first nine months of the year, versus .32% for all of 1995. At the recent quarter end, the ALL represented 1.44% of total loans and 364% of non-performing loans. The combined ALL and allowance for other real estate was 275% of total non-performing assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances the ability to capitalize on business growth and acquisition opportunities. Huntington also recognizes the importance of managing excess capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.

         Average equity to average assets was 7.41% in the third quarter of 1996 and 7.60% for the nine months, compared with 7.87% and 8.10% in the same periods one year ago. Presented below are Huntington's regulatory capital ratios and the related levels established for "well-capitalized" institutions:

                                    September 30, 1996    "Well Capitalized"
                                    ------------------    ------------------

Tier 1 risk-based capital                  8.03%                 6.00%
Total risk-based capital                  11.57                 10.00
Leverage                                   6.78                  5.00

         On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 10 million additional shares of its common stock through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. The company acquired 8.1 million shares in the first nine months of 1996 at an aggregate cost of $190.9 million, leaving 6.6 million shares available for repurchase. Huntington's management believes the remaining authorized shares will be repurchased by the end of 1997.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands of dollars, except per share amounts)

                                                   ---------------         ---------------         ---------------
THREE MONTHS ENDED SEPTEMBER 30,                              1996                    1995                % CHANGE
                                                   ---------------         ---------------         ---------------
NET INCOME ................................        $        66,463         $        65,937                   0.8 %
PER COMMON SHARE (1):
     Net income ...........................        $          0.46         $          0.44                     4.5
     Cash dividends declared ..............        $          0.20         $          0.18                    11.1
AVERAGE SHARES OUTSTANDING (1) ............            145,287,296             150,901,045                    (3.7)
KEY RATIOS
Return on:
     Average total assets .................                   1.33%                   1.34%                   (0.7)
     Average shareholders' equity .........                  17.92%                  17.03%                    5.2
Efficiency ratio ..........................                  55.57%                  56.49%                   (1.6)
Average equity/average assets .............                   7.41%                   7.87%                   (5.8)
Net Interest Margin .......................                   4.16%                   4.18%                   (0.5)

                                                   ---------------         ---------------         ---------------
NINE MONTHS ENDED SEPTEMBER 30,                               1996                    1995                % CHANGE
                                                   ---------------         ---------------         ---------------
NET INCOME ................................        $       194,376         $       178,960                   8.6 %
PER COMMON SHARE (1):
     Net income ...........................        $          1.33         $          1.17                    13.7
     Cash dividends declared ..............        $          0.56         $          0.52                     7.7
AVERAGE SHARES OUTSTANDING (1) ............            146,672,598             153,024,040                    (4.2)
KEY RATIOS
Return on:
     Average total assets .................                   1.30%                   1.27%                    2.4
     Average shareholders' equity .........                  17.15%                  15.75%                    8.9
Efficiency ratio ..........................                  56.87%                  59.41%                   (4.3)
Average equity/average assets .............                   7.60%                   8.10%                   (6.2)
Net Interest Margin .......................                   4.11%                   4.21%                   (2.4)

                                                   ---------------         ---------------         ---------------
AT SEPTEMBER 30,                                              1996                    1995                % CHANGE
                                                   ---------------         ---------------         ---------------
Total Loans ...............................        $    13,939,218         $    13,457,831                   3.6 %
Total Deposits ............................        $    13,175,649         $    12,544,500                     5.0
Total Assets ..............................        $    20,565,805         $    20,173,130                     1.9
Shareholders' Equity ......................        $     1,501,084         $     1,482,799                     1.2

Period-End Shares Outstanding (1) .........            144,369,016             147,967,974                    (2.4)
Shareholders' Equity Per Common Share (1) .        $         10.40         $         10.02                     3.8

Total Risk-Adjusted Assets ................        $    16,899,738         $    16,116,690                     4.9
Tier 1 Risk-Based Capital Ratio ...........                   8.03%                   8.46%                   (5.1)
Total Risk-Based Capital Ratio ............                  11.57%                  12.17%                   (4.9)
Tier 1 Leverage Ratio .....................                   6.78%                   6.96%                   (2.6)


(1) Adjusted for the ten percent stock dividend distributed July 31, 1996.

FINANCIAL REVIEW

INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

(in thousands of dollars)                 SEPTEMBER 30, 1996            DECEMBER 31, 1995
----------------------------------------------------------------------------------------------
                                     AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
----------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years ..................        $   156        $   156        $   156        $   156
                                         -------        -------        -------        -------
        Total ...................            156            156            156            156
                                         -------        -------        -------        -------
States and political subdivisions
     Under 1 year ...............         20,216         20,341         27,340         27,592
     1-5 years ..................         22,942         23,410         23,637         24,496
     6-10 years .................         21,065         21,037         12,638         13,040
     Over 10 years ..............          1,850          1,711          3,833          3,912
                                         -------        -------        -------        -------
        Total ...................         66,073         66,499         67,448         69,040
                                         -------        -------        -------        -------
Total Investment Securities .....        $66,229        $66,655        $67,604        $69,196
                                         =======        =======        =======        =======

FINANCIAL REVIEW

SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995.

(in thousands of dollars)                            September 30, 1996                 December 31, 1995
                                              Amortized Cost      Fair Value      Amortized Cost      Fair Value
                                              ------------------------------------------------------------------
U.S. Treasury
     Under 1 year ......................        $   73,597        $   74,549        $  176,502        $  178,264
     1-5 years .........................           768,395           762,341           228,234           231,018
     6-10 years ........................           159,838           150,841           162,352           160,596
                                                ----------        ----------        ----------        ----------
        Total ..........................         1,001,830           987,731           567,088           569,878
                                                ----------        ----------        ----------        ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year ......................               575               573             1,097             1,124
     1-5 years .........................           142,309           143,371           110,192           114,723
     6-10 years ........................           912,914           890,913           712,804           724,317
     Over 10 years .....................            76,814            76,635            58,762            60,695
                                                ----------        ----------        ----------        ----------
        Total ..........................         1,132,612         1,111,492           882,855           900,859
                                                ----------        ----------        ----------        ----------
     Other agencies
     Under 1 year ......................            76,572            77,066            53,912            54,499
     1-5 years .........................         1,646,655         1,640,624         1,928,431         1,953,446
     6-10 years ........................           189,413           186,820           234,393           234,920
     Over 10 years .....................           328,791           323,964           509,735           514,568
                                                ----------        ----------        ----------        ----------
        Total ..........................         2,241,431         2,228,474         2,726,471         2,757,433
                                                ----------        ----------        ----------        ----------
Total U.S. Treasury and Federal agencies         4,375,873         4,327,697         4,176,414         4,228,170
                                                ----------        ----------        ----------        ----------
Other
     Under 1 year ......................             3,875             3,945             6,818             6,826
     1-5 years .........................            13,236            13,897            22,352            23,578
     6-10 years ........................           157,371           156,533           230,651           240,965
     Over 10 years .....................           275,254           273,397           212,950           214,605
     Marketable equity securities ......             8,480             7,034             8,359             7,000
                                                ----------        ----------        ----------        ----------
        Total ..........................           458,216           454,806           481,130           492,974
                                                ----------        ----------        ----------        ----------
Total Securities Available for Sale ....        $4,834,089        $4,782,503        $4,657,544        $4,721,144
                                                ==========        ==========        ==========        ==========

FINANCIAL REVIEW

LOAN LOSS EXPERIENCE
(in thousands of dollars)                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          1996              1995              1996              1995
                                                      --------------------------------    -------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD         $ 196,486         $ 198,264         $ 194,456         $ 200,492
Loan losses ...................................          (20,799)          (13,557)          (53,923)          (34,068)
Recoveries of loans previously charged off ....            4,278             3,222            13,566            10,490
Provision for loan losses .....................           20,250             7,187            43,916            16,582
Allowance of assets acquired ..................               --             3,457             2,200             5,077
                                                       ---------         ---------         ---------         ---------
ALLOWANCE FOR LOAN LOSSES, END OF PERIOD ......        $ 200,215         $ 198,573         $ 200,215         $ 198,573
                                                       =========         =========         =========         =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses -- annualized ...............           0.48 %            0.31 %            0.40 %            0.24 %
  Provision for loan losses -- annualized .....           0.59 %            0.22 %            0.43 %            0.17 %
Allowance for loan losses as a % of total loans           1.44 %            1.48 %            1.44 %            1.48 %
Net loan loss coverage (1) ....................           7.33 x           10.54 x            8.46 x           12.54 x

(1) Income before taxes and the provision for loan losses to net loan losses.

NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                     1996                                    1995
                                                ------------------------------------------------------------------------
(in thousands of dollars)                         III Q           II Q            I Q             IV Q           III Q
                                                ---------------------------------------         -----------------------
Non-accrual loans ......................        $49,800         $51,470         $57,530         $50,669         $41,997
Renegotiated loans .....................          5,174           5,558           5,578           4,299           4,313
                                                -------         -------         -------         -------         -------
TOTAL NON-PERFORMING LOANS .............         54,974          57,028          63,108          54,968          46,310
                                                -------         -------         -------         -------         -------
Other real estate, net .................         15,610          21,720          20,386          22,026          23,668
                                                -------         -------         -------         -------         -------
TOTAL NON-PERFORMING ASSETS ............        $70,584         $78,748         $83,494         $76,994         $69,978
                                                =======         =======         =======         =======         =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .....................           0.39%           0.42%           0.47%           0.41%           0.34%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE           0.51%           0.57%           0.62%           0.58%           0.52%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS .................         364.20%         344.54%         312.76%         353.76%         428.79%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS         274.54%         238.03%         225.01%         238.65%         263.26%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE         $32,382         $29,859         $25,824         $27,018         $24,001
                                                =======         =======         =======         =======         =======

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


FULLY TAX EQUIVALENT BASIS (1)                                              3RD QUARTER 1996        2ND QUARTER 1996
(in millions of dollars)                                                    AVERAGE    YIELD/      AVERAGE     YIELD/
                                                                            BALANCE     RATE       BALANCE      RATE
                                                                            ------------------     -----------------
ASSETS
Interest bearing deposits in banks..................................             $2     5.91 %          $2    9.43 %
Trading account securities..........................................             15     5.83            14    5.47
Federal funds sold and securities purchased under resale agreements.             17     6.61            29    5.33
Mortgages held for sale.............................................            109     8.23           117    7.62
Securities:
     Taxable........................................................          4,593     6.39         4,609    6.52
     Tax exempt.....................................................             89     9.32            96    9.75
                                                                            -------                -------
          Total Securities..........................................          4,682     6.44         4,705    6.58
                                                                            -------                -------
Loans
     Commercial.....................................................          4,275     7.72         4,319    7.68
     Real Estate
          Construction..............................................            413     8.46           386    8.50
          Mortgage..................................................          2,793     8.50         2,783    8.49
     Consumer
          Loans.....................................................          5,225     8.85         5,142    9.04
          Leases....................................................            991     7.88           885    7.85
                                                                            -------                -------
          Total Loans...............................................         13,697     8.34        13,515    8.40
                                                                            -------                -------
          Allowance for loan losses.................................            202                    199
                                                                            -------                -------
          Net loans.................................................         13,495     8.86        13,316    8.89
                                                                            -------                -------
          Total earning assets......................................         18,522     8.15 %      18,382    8.19 %
                                                                            -------                -------
Cash and due from banks.............................................            754                    755
All other assets....................................................            853                    906
                                                                            -------                -------
TOTAL ASSETS........................................................        $19,927                $19,844
                                                                            =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing...........................................         $2,315                 $2,307
     Interest bearing...............................................          2,561     2.36 %       2,595    2.40 %
Savings deposits....................................................          2,474     3.21         2,437    3.19
Certificates of deposit of $100,000 or more.........................          1,011     5.25           971    5.37
Other domestic time deposits........................................          4,417     5.56         4,406    5.61
Foreign time deposits...............................................            343     5.85           219    6.17
                                                                            -------                -------
     Total deposits.................................................         13,121     4.24        12,935    4.26
                                                                            -------                -------
Short-term borrowings...............................................          3,114     5.35         3,061    5.39
Long-term debt......................................................          1,810     6.22         1,927    6.40
                                                                            -------                -------
     Interest bearing liabilities...................................         15,730     4.69 %      15,616    4.75 %
                                                                            -------                -------
All other liabilities...............................................            406                    430
Shareholders' equity................................................          1,476                  1,491
                                                                            -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $19,927                $19,844
                                                                            =======                =======


Net interest rate spread............................................                    3.46 %                3.44 %
Impact of non-interest bearing funds on margin......................                    0.70 %                0.71 %
NET INTEREST MARGIN.................................................                    4.16 %                4.15 %

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

                                                                    ------------------     ------------------   -----------------
                                                                     1ST QUARTER 1996       4TH QUARTER 1995     3RD QUARTER 1995
                                                                    ------------------     ------------------   -----------------
                                                                     AVERAGE    YIELD/     AVERAGE    YIELD/    AVERAGE    YIELD/
                                                                     BALANCE    RATE       BALANCE      RATE    BALANCE     RATE
                                                                     ----------------      ------------------   -----------------

ASSETS
Interest bearing deposits in banks..................................     $39    5.70%          $74      6.10%        $2     5.73%
Trading account securities..........................................      19    5.64            20      6.88         24     7.54
Federal funds sold and securities purchased under resale agreements.      27    6.19            48      5.52         22     7.49
Mortgages held for sale.............................................     127    7.18           129      6.78        174     7.73
Securities:
     Taxable........................................................   4,835    6.55         4,550      6.74      4,473     6.76
     Tax exempt.....................................................     106    9.09           110     10.04        118    10.55
                                                                     -------               -------              -------
          Total Securities..........................................   4,941    6.60         4,660      6.82      4,591     6.86
                                                                     -------               -------              -------
Loans
     Commercial.....................................................   4,281    7.77         4,251      7.91      4,173     8.13
     Real Estate
          Construction..............................................     364    8.52           369      8.54        349     8.68
          Mortgage..................................................   2,760    8.48         3,011      8.56      3,058     8.59
     Consumer
          Loans.....................................................   5,079    8.99         5,099      8.97      4,979     9.05
          Leases....................................................     811    7.87           753      7.89        673     7.46
                                                                     -------               -------              -------
          Total Loans...............................................  13,295    8.41        13,483      8.53     13,232     8.56
                                                                     -------               -------              -------
          Allowance for loan losses.................................     198                   198                  198
                                                                     -------               -------              -------
          Net loans.................................................  13,097    8.87        13,285      8.93     13,034     9.04
                                                                     -------               -------              -------
          Total earning assets......................................  18,448    8.14%       18,414      8.26%    18,045     8.37%
                                                                     -------               -------              -------
Cash and due from banks.............................................     746                   766                  783
All other assets....................................................     988                   895                  876
                                                                     -------               -------              -------
TOTAL ASSETS........................................................ $19,984               $19,877              $19,506
                                                                     =======               =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing...........................................  $2,391                $2,241               $2,194
     Interest bearing...............................................   2,506    2.53%        2,514      2.48%     2,488     2.45%
Savings deposits....................................................   2,249    3.03         2,084      2.93      2,020     2.76
Certificates of deposit of $100,000 or more.........................     977    5.52           926      5.68        878     5.78
Other domestic time deposits........................................   4,458    5.69         4,458      5.76      4,467     5.69
Foreign time deposits...............................................     268    6.15           189      6.50        318     6.32
                                                                     -------               -------              -------
     Total deposits.................................................  12,849    4.36        12,412      4.38     12,365     4.34
                                                                     -------               -------              -------
Short-term borrowings...............................................   3,078    5.58         3,682      5.91      3,786     5.96
Long-term debt......................................................   2,016    6.41         1,850      6.76      1,403     6.36
                                                                     -------               -------              -------
     Interest bearing liabilities...................................  15,552    4.87%       15,703      5.02%    15,360     4.92%
                                                                     -------               -------              -------
All other liabilities...............................................     464                   447                  416
Shareholders' equity................................................   1,577                 1,486                1,536
                                                                     -------               -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $19,984               $19,877              $19,506
                                                                     =======               =======              =======


Net interest rate spread............................................            3.27%                   3.24%               3.45%
Impact of non-interest bearing funds on margin......................            0.76%                   0.74%               0.73%
NET INTEREST MARGIN.................................................            4.03%                   3.98%               4.18%

SELECTED QUARTERLY INCOME STATEMENT DATA


                                                                      1996                             1995
                                                      -------------------------------------------------------------
(in thousands of dollars, except per share amounts)    IIIQ           IIQ           IQ           IVQ         IIIQ
-------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME............................     $378,422      $375,079      $374,296    $381,437     $377,859
TOTAL INTEREST EXPENSE...........................      186,721       185,786       189,578     199,551      191,281
                                                      --------      --------      --------    --------     --------
NET INTEREST INCOME..............................      191,701       189,293       184,718     181,886      186,578
Provision for loan losses........................       20,250        11,843        11,823      12,139        7,187
                                                      --------      --------      --------    --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES......................      171,451       177,450       172,895     169,747      179,391
                                                      --------      --------      --------    --------     --------
Service charges on deposit accounts .............       23,342        23,132        22,461      21,008       21,109
Mortgage banking ................................        9,680         7,976         8,877       9,752        8,274
Trust services ..................................        8,432         8,324         8,793       7,424        7,312
Securities gains ................................        6,173           200         7,090         302        2,315
Credit card fees ................................        4,092         8,544         4,836       5,450        4,669
Investment product sales ........................        2,694         3,286         3,239       2,292        2,159
Electronic banking fees .........................        2,988         2,172         1,666       1,740        1,270
Other ...........................................       13,627        13,542        11,200      18,830       12,692
                                                      --------      --------      --------    --------     --------
TOTAL NON-INTEREST INCOME .......................       71,028        67,176        68,162      66,798       59,800
                                                      --------      --------      --------    --------     --------
Salaries ........................................       58,475        56,776        55,819      54,695       54,391
Commissions .....................................        3,117         3,480         3,607       3,149        3,074
Employee benefits ...............................       13,858        14,801        17,216      12,752       13,958
Net occupancy ...................................       10,602        10,835        10,874      10,459       10,039
Equipment .......................................       10,670        10,267         9,614       9,406        9,470
Credit card and electronic banking...............        4,255         4,023         3,572       3,695        3,398
Printing and supplies ...........................        3,712         4,164         3,495       3,705        3,508
Advertising .....................................        2,845         4,052         2,865       2,179        3,149
Legal and loan collection .......................        2,000         2,498         1,894       2,758        1,857
FDIC insurance ..................................          332           679           519       1,820          151
Other ...........................................       31,712        33,891        34,021      32,646       34,451
                                                      --------      --------      --------    --------     --------
TOTAL NON-INTEREST EXPENSE ......................      141,578       145,466       143,496     137,264      137,446
                                                      --------      --------      --------    --------     --------
INCOME BEFORE INCOME TAXES ......................      100,901        99,160        97,561      99,281      101,745
Provision for income taxes ......................       34,438        34,072        34,736      33,752       35,808
                                                      --------      --------      --------    --------     --------
NET INCOME ......................................      $66,463       $65,088       $62,825     $65,529      $65,937
                                                      ========      ========      ========    ========     ========
PER COMMON SHARE (1)
  Net income ....................................        $0.46         $0.45         $0.42       $0.45        $0.44
  Cash dividends declared .......................        $0.20         $0.18         $0.18       $0.18        $0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .............................     $191,701      $189,293      $184,718    $181,886     $186,578
Tax Equivalent Adjustment (2) ...................        1,204         1,319         1,368       1,523        1,635
                                                      --------      --------      --------    --------     --------
Tax Equivalent Net Interest Income ..............     $192,905      $190,612      $186,086    $183,409     $188,213
                                                      ========      ========      ========    ========     ========

(1) Adjusted for the ten percent stock dividend distributed July 31, 1996.
(2) Calculated assuming a 35% tax rate.

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

                  11.      Computation of Earnings Per Share

                  27.      Financial Data Schedule

           (b)    Reports on Form 8-K

                  1. A report on Form 8-K, dated July 10, 1996, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the quarter ended June 30, 1996.

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



                                       Huntington Bancshares Incorporated
                                       ----------------------------------
                                                  (Registrant)




Date:    November 14, 1996             /s/ Ralph K. Frasier
                                       -----------------------------------------
                                       Ralph K. Frasier
                                       General Counsel and Secretary




Date:    November 14, 1996             /s/ John D. Van Fleet
                                       -----------------------------------------
                                       John D. Van Fleet
                                       Senior Vice President, Corporate
                                       Controller, and Principal Accounting
                                       Officer (Chief Accounting Officer)