Form 10-K405
period 1996-12-31
HUNTINGTON BANCSHARES INC/MD
filed 1997-02-20
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                          Commission file Number 0-2525

                       Huntington Bancshares Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                  31-0724920
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

  Huntington Center, 41 S. High Street, Columbus, OH             43287
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

                        Common Stock - Without Par Value
--------------------------------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996, was $3,200,586,311. As of January 31, 1997, 141,507,973 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

    Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1996 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1997 Annual Shareholders' Meeting.

                       Huntington Bancshares Incorporated
                       ----------------------------------

                                     Part I
                                     ------

ITEM 1:  BUSINESS

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, and issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 1996, Huntington's subsidiaries had 183 banking offices in Ohio, 43 banking offices in West Virginia, 42 banking offices in Michigan, 31 banking offices in Florida, 24 banking offices in Indiana, 15 banking offices in Kentucky, and 1 foreign office in the Cayman Islands. The Huntington Mortgage Company (a wholly-owned subsidiary) has loan origination offices throughout the Midwest and East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1996, Huntington and its subsidiaries had 7,936 full-time equivalent employees.

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

         In October 1996, Huntington entered into a merger agreement with Citi-Bancshares, Inc. (Citi-Bancshares), a $538 million one-bank holding company headquartered in Leesburg, Florida. Huntington is to exchange a combination of its common stock and cash for the outstanding common stock of Citi-Bancshares in a purchase transaction. The acquisition is expected to be completed in the first quarter of 1997.

REGULATORY MATTERS

GENERAL

         As a registered bank holding company, Huntington is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, Huntington may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Under legislation effective September 30, 1996, Huntington may, in most cases, commence permissible new non-banking business activities de novo with only subsequent notice to the Federal Reserve Board and may acquire smaller companies that engage in permissible non-banking activities under an expedited procedure requiring only 12 business days notice to the Federal Reserve Board.

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

HOLDING COMPANY STRUCTURE

         Huntington's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to its parent corporation or to any nonbank subsidiary of the parent are limited in amount to 10% of the institution's capital and surplus and, with respect to such parent and all such nonbank subsidiaries of the parent, to an aggregate of 20% of any such institution's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1996, approximately $185.5 million was available for loans to Huntington from its subsidiary banks.

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

DIVIDEND RESTRICTIONS

         Dividends from subsidiary banks are a significant source of funds for payment of dividends to Huntington's shareholders. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiaries can pay to Huntington without regulatory approval.

         Huntington's subsidiary banks may not, without prior regulatory approval, pay a dividend in an amount greater than such banks' undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary banks could, without regulatory approval, declare dividends to Huntington in 1997 of approximately $87.8 million plus an additional amount equal to their net profits during 1997. In the year ended December 31, 1996, Huntington declared cash dividends to its shareholders of approximately $111.1 million.

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

FDIC INSURANCE

         Under current FDIC practices, none of Huntington's banks will be required to pay deposit insurance premiums during 1997. However, each of Huntington's banks will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

         As of December 31, 1996, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier I leverage ratio for Huntington were as follows:

                                              Requirement      Huntington
                                              -----------      ----------

Tier 1 Risk-Based Capital Ratio                  4.00%            7.84%

Total Risk-Based Capital Ratio                   8.00%           11.31%

Tier I Leverage Ratio                            3.00%            6.66%

As of December 31, 1996, each of Huntington's bank subsidiaries had capital in excess of the minimum requirements.

         The Federal Reserve Board, the OCC, and the FDIC jointly announced a final rule in August 1995, revising their risk-based capital standards to specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final rule did not, however, codify a measurement framework for assessing the level of a bank's interest rate exposure. Instead, the banking agencies issued for comment a joint policy statement describing a measurement process. After extended consideration of such measurement process, the banking agencies concluded that adoption of a standardized, accurate supervisory model was not feasible, and in June 1996, issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

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

         The federal banking regulatory agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier I leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier I leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier I leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

         Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, as of December 31, 1996, Huntington's depository subsidiaries had an insignificant amount of brokered deposits.

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

INTERESTATE BRANCHING AND CONSOLIDATIONS

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted in September 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state became permissible as of September 29, 1995. Interstate branching and consolidations of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The permissibility of consolidations and branching may be accelerated by "opt-ins" by individual states. A state may also, until June 1, 1997, adopt legislation to "opt-out" of interstate branching and consolidations, but in that event the state's own banks become ineligible to branch into, or consolidate their operations in, other states.

         Subject to obtaining all necessary regulatory approvals, Huntington presently intends to merge all of its subsidiary banks, except The Huntington State Bank, into its principal bank, The Huntington National Bank, headquartered in Columbus, Ohio, and to consolidate all of its active subsidiary holding companies into Huntington, as soon as practicable after June 1, 1997. The merger of Huntington's national bank subsidiary in Florida and of Huntington's subsidiary holding company for that national bank into The Huntington National Bank and Huntington, respectively, may be deferred pending receipt of a private letter ruling from the Internal Revenue Service to the effect that such mergers will not adversely impact the characterization of Huntington's pending acquisition of Citi-Bancshares as a tax-free reorganization.

OTHER DEVELOPMENTS

         The Riegle Community Development and Regulatory Improvement Act of 1994, also enacted in September 1994, made several changes in existing law affecting bank holding companies, including a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, nonbank activities.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996, enacted in September 1996, provided, in addition to arrangements for the recapitalization of the SAIF, regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicate regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by OTS. Acquisitions by well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve Board, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice to the Federal Reserve Board. The same legislation gave regulatory relief to banks in regard to corporate governance, branching, disclosure, and other operational areas.

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Huntington's 1996 Annual Report to Shareholders, and is incorporated herein by reference:

                                                            Table          Page
Distribution of Assets, Liabilities and Shareholders'
Equity; Interest Rates and Interest Differential:
    Average Balance Sheet                                                 18, 19
Net Interest Earnings Analysis                                            18, 19

    Change in Net Interest Income Due to
      Changes in Average Volume and
      Interest Rates                                           2               9
Investment Securities:
  Book Value of Investments                                    7              12
  Maturity Distribution and Yields                             7              12
Securities Available for Sale:
  Book Value of Investments                                    8              13
  Maturity Distribution and Yields                             8              13
Loan Portfolio:
    Types of Loans                                             3              10
    Maturities and Sensitivities to
      Changes in Interest Rates                                4              10
    Non-accrual, Past Due and
      Renegotiated Loans                                      12            16, 28
    Potential Problem Loans                                                   16
    Loan Concentrations                                        3              10
Summary of Loan Loss Experience:
    Allowance for Loan Losses                                  5            10, 11
    Allocation of Allowance for Loan Losses                    6              11
Deposits:
    Average Balances                                                        18, 19
    Large CD Maturities                                       10              15
Return on Equity and Assets                                    1               8
Short-Term Borrowings                                         11              15

ITEM 2:  PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington occupies approximately 39 percent. The original lease term is 25 years, expiring in 2009, with renewal options for up to 50 years with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. In addition to these headquarters, Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an office building in Lakeland, Florida; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, the building in Lakeland, Florida, The Huntington Mortgage Company building, the building in Troy, Michigan, and the operations centers located in Cleveland and Columbus. All of the other major properties are held under long-term leases.

ITEM 3:  LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 12 of Notes to Consolidated Financial Statements on page 33 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ National Market System under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 1997, Huntington had 29,342 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics, Non Performing Assets (Quarterly Data)" on page 21 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth under "Item 1:
Business-Regulatory Matters-Dividend Restrictions" above and in Notes 8 and 17 of Notes to Consolidated Financial Statements on pages 31 and 35, respectively, of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         Information required by this item is set forth in Table 1 on page 8 of Huntington's 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth on pages 8 - 17 of Huntington's 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on page 23 (report of independent auditors) and pages 24 through 40 (consolidated financial statements) of Huntington's 1996 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 3 through 5, under the caption "Executive Officers of the Corporation" on pages 28 through 30, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 34, of Huntington's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 11 through 27, and under the caption "Compensation of Directors" on pages 6 through 8, of Huntington's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 9 through 11, of Huntington's 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on page 11 of Huntington's 1997 Proxy Statement, and is incorporated herein by reference.

                                     Part IV
                                     -------

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

    (a)  The following documents are filed as part of this report:

         (1) The report of independent auditors and consolidated financial statements appearing in Huntington's 1996 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8:

                                                                       Annual
                                                                     Report Page
                                                                     -----------

                  Report of Independent Auditors                          23

                  Consolidated Balance Sheets as of                       24
                    December 31, 1996 and 1995

                  Consolidated Statements of Income                       25
                    for the years ended December 31,
                    1996, 1995, and 1994

                  Consolidated Statements of Changes                      26
                    in Shareholders' Equity for the years
                    ended December 31, 1996, 1995, and 1994

                  Consolidated Statements of Cash Flows                   27
                    for the years ended December 31,
                    1996, 1995, and 1994

                  Notes to Consolidated Financial Statements             28-40

         (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

         (3) The exhibits required by this item are listed in the Exhibit Index on pages 12 through 14 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(s) in the Exhibit Index.

    (b) During the quarter ended December 31, 1996, Huntington filed one Current Report on Form 8-K. The report was dated October 9, 1996. The information contained therein was filed under report item number five, "Other Events", and contained Huntington's press release to announce the results of operations for the quarter ended September 30, 1996.

    (c)  The exhibits to this Form 10-K begin on page 12.

    (d)  See Item 14(a)(2) above.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 19th day of February, 1997.

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------
                                  (Registrant)

By: /s/Frank Wobst                        By:  /s/Gerald R. Williams
    ----------------------------------         ----------------------
    Frank Wobst                                Gerald R. Williams
    Director, Chairman and                     Executive Vice President and
    Chief Executive Officer                    Chief Financial Officer
    (Principal Executive Officer)              (Principal Financial Officer and
                                                Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 1997.

                                               /s/George A. Skestos
----------------------                         ------------------------------
Don M. Casto, III                              George A. Skestos
Director                                       Director

/s/Don Conrad                                  /s/Lewis R. Smoot, Sr.
----------------------                         ------------------------------
Don Conrad                                     Lewis R. Smoot, Sr.
Director                                       Director

/s/Patricia T. Hayot                           /s/Timothy P. Smucker
----------------------                         ------------------------------
Patricia T. Hayot                              Timothy P. Smucker
Director                                       Director

/s/W. Lee Hoskins                              /s/Zuheir Sofia
----------------------                         ------------------------------
W. Lee Hoskins                                 Zuheir Sofia
Director                                       Director

/s/Wm. J. Lhota                                 /s/William J. Williams
----------------------                         ------------------------------
 Wm. J. Lhota                                  William J. Williams
Director                                       Director

Exhibit Index
-------------

  3(i)(a).   Articles of Restatement of Charter, Articles of Amendment to
                  Articles of Restatement of Charter, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

    (i)(b).  Articles of Amendment to Articles of Restatement of Charter --
                  previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, and incorporated herein by reference.

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

    (c).     Amendment No. 1 to the Rights  Agreement, dated August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

  10.    Material contracts:

    (a).     Employment Agreement, dated April 25, 1996, between Huntington
                  Bancshares Incorporated and Frank Wobst --previously filed as
                  Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

    (b).     Employment Agreement, dated September 16, 1991, between Huntington
                  Bancshares Incorporated and Zuheir Sofia --previously filed as
                  Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (c)(1).  Employment Agreement, dated September 16, 1991, between Huntington
                  Bancshares Incorporated and W. Lee Hoskins -- previously filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (c)(2).  Notice of Non-Renewal and Amendment of September 16, 1991
                  Employment Agreement between Huntington Bancshares Incorporated and W. Lee Hoskins.

    (d).     Executive Agreement, dated January 22, 1997, between Huntington
                  Bancshares Incorporated and Frank Wobst.

    (e).     Executive Agreement, dated January 22, 1997, between Huntington
                  Bancshares Incorporated and Zuheir Sofia.

    (f).     Executive Agreement, dated September 16, 1991, between Huntington
                  Bancshares Incorporated and W. Lee Hoskins -- previously filed as Exhibit 10(h) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (g).     Form of Executive Agreement for certain executive officers.

    (h).     Schedule identifying material details of Executive Agreements, substantially similar to 10(g).

    (i).     Huntington Bancshares Incorporated Incentive Compensation Plan --
                  previously filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, and incorporated herein by reference.

    (j)(1).  Long-Term Incentive Compensation Plan, as amended and effective for performance cycles beginning on or after January 1, 1992 -- previously filed as Exhibit 10(j) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

    (j)(2).  Long-Term Incentive Compensation Plan, as amended and effective for performance cycles beginning on or after January 1, 1996.

    (k).     Supplemental Executive Retirement Plan -- previously filed as
                  Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference

    (l).     Deferred Compensation Plan and Trust for Directors -- reference is made to Exhibit 4(a) of Post-Effective Amendment No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

    (m)(1).  1983 Stock Option Plan -- reference is made to Exhibit 4A of
                  Registration Statement on Form S-8, Registration No. 2-89672, filed with the Securities and Exchange Commission on February 27, 1984, and incorporated herein by reference.

    (m)(2).  1983 Stock Option Plan -- Second Amendment -- previously filed as
                  Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (m)(3).  1983 Stock Option Plan -- Third Amendment -- previously filed as
                  Exhibit 10(j)(3) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (m)(4).  1983 Stock Option Plan -- Fourth Amendment -- previously filed as
                  Exhibit (m)(4) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

    (m)(5).  1983 Stock Option Plan -- Fifth Amendment.

    (n)(1).  1990 Stock Option Plan -- reference is made to Exhibit 4(a) of
                  Registration Statement on Form S-8, Registration No. 33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

    (n)(2).  First Amendment to Huntington Bancshares Incorporated 1990 Stock
                  Option Plan -- previously filed as Exhibit 10(q)(2) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (n)(3).  Second Amendment to Huntington Bancshares Incorporated 1990 Stock
                  Option Plan.

    (o).     The Huntington Supplemental Stock Purchase and Tax Savings Plan and
                  Trust (as amended and restated as of February 9, 1990) -- previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

    (p).     Deferred Compensation Plan and Trust for Huntington Bancshares
                  Incorporated Directors -- reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

    (q).     Huntington Bancshares Incorporated Retirement Plan For Outside
                  Directors, previously filed as Exhibit 10(t) to Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    (r).     Amended and Restated 1994 Stock Option Plan.

    (s).     Huntington Supplemental Retirement Income Plan -- previously filed as Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   11.       Statement re:  Computation of Earnings Per Share.

   13.       Portions of Huntington's 1996 Annual Report to Shareholders.

   21.       Subsidiaries of the Registrant.

   23.       Consent of Independent Auditors.

   27.       Financial Data Schedule.