Form 10-Q
period 1997-03-31
HUNTINGTON BANCSHARES INC/MD
filed 1997-05-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED MARCH 31, 1997


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


There were 144,739,081 shares of Registrant's without par value common stock outstanding on April 30, 1997.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                      MARCH 31,         DECEMBER 31,          MARCH 31,
                                                                1997                1996                  1996
                                                            ------------         ------------         ------------
Assets
Cash and due from banks ............................        $    834,960         $    915,636         $    789,092
Interest bearing deposits in banks .................               1,219                1,704                1,666
Trading account securities .........................               2,856                1,873               13,466
Federal funds sold and securities
     purchased under resale agreements .............              10,143                8,116                5,833
Mortgages held for sale ............................             106,761              119,202              155,528
Securities available for sale - at fair value ......           4,897,160            4,743,933            4,954,577
Investment securities - fair value $60,092; $61,107;
     and $75,392, respectively .....................              59,662               60,444               74,213
Total loans (1) ....................................          14,869,139           14,260,747           13,369,308
     Less allowance for loan losses ................             208,763              199,058              197,375
                                                            ------------         ------------         ------------
Net loans ..........................................          14,660,376           14,061,689           13,171,933
                                                            ------------         ------------         ------------
Premises and equipment .............................             320,835              311,793              310,985
Customers' acceptance liability ....................              59,247               56,248               68,312
Accrued income and other assets ....................             650,259              570,875              592,377
                                                            ------------         ------------         ------------
TOTAL ASSETS .......................................        $ 21,603,478         $ 20,851,513         $ 20,137,982
                                                            ============         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .................................        $ 13,940,274         $ 13,385,891         $ 13,006,213
Short-term borrowings ..............................           3,709,118            3,944,703            3,150,974
Bank acceptances outstanding .......................              59,247               56,248               68,312
Long-term debt .....................................           1,909,869            1,556,326            1,985,806
Accrued expenses and other liabilities .............             415,894              396,831              424,167
                                                            ------------         ------------         ------------
     Total Liabilities .............................          20,034,402           19,339,999           18,635,472
                                                            ------------         ------------         ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          300,000,000 shares; issued and outstanding
          151,884,156; 151,884,156; and 141,402,769
          shares, respectively .....................           1,264,664            1,264,664            1,056,209
      Less 6,831,006; 9,284,844; and 8,392,446
          treasury shares, respectively ............            (154,822)            (204,634)            (193,213)
     Capital surplus ...............................             253,319              237,348              241,079
     Net unrealized losses on securities
          available for sale .......................             (60,924)             (14,569)              (3,954)
     Retained earnings .............................             266,839              228,705              402,389
                                                            ------------         ------------         ------------
     Total Shareholders' Equity ....................           1,569,076            1,511,514            1,502,510
                                                            ------------         ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........        $ 21,603,478         $ 20,851,513         $ 20,137,982
                                                            ============         ============         ============


See notes to consolidated financial statements.

(1) See page 7 for detail of total loans and total deposits.
                                                                               2

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)           THREE MONTHS ENDED MARCH 31,
Interest and fee income                                         1997               1996
                                                           ------------        ------------
     Loans ........................................        $    324,897        $    290,129
     Securities ...................................              78,199              80,653
     Other ........................................               2,088               3,514
                                                           ------------        ------------
               TOTAL INTEREST INCOME ..............             405,184             374,296
                                                           ------------        ------------
Interest Expense
     Deposits .....................................             116,376             113,535
     Short-term borrowings ........................              50,868              44,537
     Long-term debt ...............................              26,420              31,506
                                                           ------------        ------------
               TOTAL INTEREST EXPENSE .............             193,664             189,578
                                                           ------------        ------------
               NET INTEREST INCOME ................             211,520             184,718
                                                           ------------        ------------
Provision for loan losses .........................              18,892              11,823
                                                           ------------        ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES             192,628             172,895
                                                           ------------        ------------
Total non-interest income (1) .....................              65,801              68,162
Total non-interest expense (1) ....................             155,315             143,496
                                                           ------------        ------------
               INCOME BEFORE INCOME TAXES .........             103,114              97,561
Provision for income taxes ........................              36,664              34,736
                                                           ------------        ------------
               NET INCOME .........................        $     66,450        $     62,825
                                                           ============        ============

PER COMMON SHARE (2)
     Net income ...................................        $       0.47        $       0.42
     Cash dividends declared ......................        $       0.20        $       0.18

AVERAGE COMMON SHARES OUTSTANDING (2) .............         142,820,759         148,559,506


See notes to consolidated financial statements.
(1) See page 8  for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend distributed July 31, 1996, as applicable.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                            Net
                                                                                                 Unrealized
                                            Common     Common   Treasury   Treasury    Capital  Gains (Losses) Retained
                                            Shares      Stock    Shares     Stock      Surplus  on Securities  Earnings    Total
                                            -------  ---------- -------   ---------   --------  -------------  --------  ----------
Three Months Ended March 31, 1996:
 Balance, beginning of period               141,403  $1,056,209  (8,352)  $(180,632)  $235,802    $ 40,972     $366,514  $1,518,865
    Stock issued for acquisition                                  4,733     102,760      5,037                              107,797
    Net income                                                                                                   62,825      62,825
    Cash dividends declared
       $(.18 per share)                                                                                         (26,950)    (26,950)
    Stock options exercised                                          19         376       (298)                                  78
    Treasury shares purchased                                    (5,189)   (124,313)                                       (124,313)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                        326       7,050        390                                7,440
      Employee benefit plans                                         71       1,546        148                                1,694
    Change in net unrealized gains (losses)
      on securities available for sale                                                             (44,926)                 (44,926)
                                            -------  ----------  ------   ---------   --------    --------     --------  ----------
 Balance, end of period                     141,403  $1,056,209  (8,392)  $(193,213)  $241,079    $ (3,954)    $402,389  $1,502,510
                                            =======  ==========  ======   =========   ========    ========     ========  ==========


Three Months Ended March 31, 1997:
 Balance, beginning of period               151,884  $1,264,664  (9,285)  $(204,634)  $237,348    $(14,569)    $228,705  $1,511,514
    Stock issued for acquisition                                  3,468      78,527     15,122                               93,649
    Net income                                                                                                   66,450      66,450
    Cash dividends declared
       $(.20 per share)                                                                                         (28,316)    (28,316)
    Stock options exercised                                          61         978       (686)                                 292
    Treasury shares purchased                                    (1,429)    (37,578)                                        (37,578)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                        285       6,325      1,101                                7,426
      Employee benefit plans                                         69       1,560        434                                1,994
    Change in net unrealized gains (losses)
      on securities available for sale                                                             (46,355)                 (46,355)
                                            -------  ----------  ------   ---------   --------    --------     --------  ----------
 Balance, end of period                     151,884  $1,264,664  (6,831)  $(154,822)  $253,319    $(60,924)    $266,839  $1,569,076
                                            =======  ==========  ======   =========   ========    ========     ========  ==========


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(in thousands of dollars)                                                Three Months Ended March 31,
                                                                               1997         1996
                                                                          -----------   -----------
OPERATING ACTIVITIES
  Net Income ...........................................................  $    66,450   $    62,825
  Adjustments to reconcile net income to net cash
  provided by operating activities
            Provision for loan losses ..................................       18,892        11,823
            Provision for depreciation and amortization ................       13,130        21,178
            Deferred income tax expense (benefit) ......................        9,187           (66)
            Increase in trading account securities .....................         (983)         (542)
            Decrease in mortgages held for sale ........................       12,441         4,177
            Net gains on sales of securities ...........................       (1,977)       (7,090)
            Decrease in accrued income receivable ......................        3,788         1,199
            Net (increase) decrease in other assets ....................      (24,380)          506
            Increase in accrued expenses ...............................       20,087        20,968
            Net increase (decrease) in other liabilities ...............       30,932          (374)
                                                                          -----------   -----------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      147,567       114,604
                                                                          -----------   -----------

INVESTING ACTIVITIES
  Decrease in interest bearing deposits in banks .......................          485       282,927
  Proceeds from :
      Maturities and calls of investment securities ....................        1,378         6,061
      Maturities and calls of securities available for sale ............      151,327        69,208
      Sales of securities available for sale ...........................      563,059     1,032,686
  Purchases of:
      Investment securities ............................................         (722)           --
      Securities available for sale ....................................     (754,807)   (1,060,567)
  Proceeds from sales of loans .........................................       25,667        35,657
  Net loan originations, excluding sales ...............................     (343,464)      (37,302)
  Proceeds from disposal of premises and equipment .....................        4,208           522
  Purchases of premises and equipment ..................................      (11,855)      (11,769)
  Proceeds from sales of other real estate .............................        3,333         2,299
  Net cash received from purchase of subsidiaries ......................        9,204           631
                                                                          -----------   -----------
                    NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES     (352,187)      320,353
                                                                          -----------   -----------

FINANCING ACTIVITIES
  Increase (decrease) in total deposits ................................       74,846       (61,715)
  Decrease in short-term borrowings ....................................     (245,931)     (377,841)
  Proceeds from issuance of long-term debt .............................      542,500       200,000
  Payment of long-term debt ............................................     (189,014)     (317,275)
  Dividends paid on common stock .......................................      (28,564)      (26,589)
  Acquisition of treasury stock ........................................      (37,578)     (124,313)
  Proceeds from issuance of treasury stock .............................        9,712         9,212
                                                                          -----------   -----------
                    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      125,971      (698,521)
                                                                          -----------   -----------
                    CHANGE IN CASH AND CASH EQUIVALENTS ................      (78,649)     (263,564)
                    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      923,752     1,058,489
                                                                          -----------   -----------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD .........  $   845,103   $   794,925
                                                                          ===========   ===========



See notes to consolidated financial statements.
                                                                               5

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Notes to the Consolidated Financial Statements appearing in Huntington's 1996 Annual Report to Shareholders should be read in conjunction with these interim financial statements.

B. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Statement is effective for transactions occurring after December 31, 1996. The FASB also subsequently issued FAS No. 127 that delayed until January 1, 1998, the effective date of certain provisions of FAS 125. Transactions subject to the later effective date include securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements. Application of the new rules did not have a material impact on Huntington's first quarter 1997 consolidated financial statements. Huntington also does not expect a material impact in the future.

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, Huntington will report both basic and diluted earnings per share, with all prior periods restated to conform to the new method. The impact of FAS 128 is not expected to be material.

C. Huntington acquired Citi-Bancshares, Inc. (Citi-Bancshares), a $548 million one-bank holding company headquartered in Leesburg, Florida, in February 1997. Huntington exchanged common stock and cash for all the common stock of Citi-Bancshares. The transaction was accounted for as a purchase; accordingly, the results of Citi-Bancshares have been included in the consolidated financial statements from the date of acquisition.

    In May 1997, Huntington entered into a merger agreement with First Michigan Bank Corporation (First Michigan), a $3.6 billion bank holding company headquartered in Holland, Michigan. Under the terms of the merger, First Michigan shareholders will receive 1.05 shares of Huntington stock for every 1 share of First Michigan stock in a transaction accounted for as a pooling-of-interests. The acquisition is expected to be completed in the third quarter of 1997, subject to shareholder and regulatory approvals.

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted as applicable for the ten percent stock dividend issued July 31, 1996. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income.

--------------------------------------------------------------------------------
FINANCIAL REVIEW
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------

(in thousands of dollars)            March 31,      December 31,       March 31,
                                       1997             1996             1996
                                   -----------      -----------      -----------
Commercial ..................      $ 4,688,601      $ 4,462,636      $ 4,311,967
Real Estate
   Construction .............          516,669          473,970          374,178
   Commercial ...............        1,692,808        1,617,078        1,614,090
   Residential ..............        1,227,554        1,120,800        1,148,113
Consumer
   Loans ....................        5,418,402        5,403,616        5,078,645
   Leases ...................        1,325,105        1,182,647          842,315
                                   -----------      -----------      -----------
     TOTAL LOANS ............      $14,869,139      $14,260,747      $13,369,308
                                   ===========      ===========      ===========

--------------------------------------------------------------------------------
DEPOSIT COMPOSITION
--------------------------------------------------------------------------------

(in thousands of dollars)             March 31,     December 31,      March 31,
                                        1997           1996             1996
                                    -----------     -----------      -----------
Demand deposits
   Non-interest bearing .....      $ 2,454,495      $ 2,463,442      $ 2,010,396
   Interest bearing .........        2,624,494        2,586,695        2,873,281
Savings deposits ............        2,787,396        2,624,383        2,486,925
Certificates of deposit of
  $100,000 or more ..........        1,052,335          928,927          990,825
Other domestic time
 deposits ...................        4,638,054        4,371,994        4,447,207
Foreign time deposits .......          383,500          410,450          197,579
                                   -----------      -----------      -----------
     TOTAL DEPOSITS .........      $13,940,274      $13,385,891      $13,006,213
                                   ===========      ===========      ===========

Financial Review

--------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
--------------------------------------------------------------------------------

(in thousands of dollars)                        THREE MONTHS ENDED
                                                      MARCH 31,           PERCENT
                                                  1997        1996         CHANGE
                                                -------     -------        ------
Service charges on deposit accounts .......     $23,795     $22,461          5.94 %
Mortgage banking ..........................       7,179       8,877        (19.13)
Trust services ............................       9,871       8,793         12.26
Credit card fees ..........................       4,051       4,836        (16.23)
Investment product sales ..................       4,130       3,239         27.51
Electronic banking fees ...................       3,925       1,666        135.59
Securities gains ..........................       1,977       7,090           N.M.
Other .....................................      10,873      11,200         (2.92)
                                                -------     -------
Total Non-Interest Income .................     $65,801     $68,162         (3.46)%
                                                =======     =======



--------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
--------------------------------------------------------------------------------
(in thousands of dollars)

                                                THREE MONTHS ENDED
                                                      MARCH 31,             PERCENT
                                                 1997         1996           CHANGE
                                               --------     --------          ----
Salaries .................................     $ 60,662     $ 55,819          8.68%
Commissions ..............................        4,405        3,607         22.12
Employee benefits ........................       16,448       17,216         (4.46)
Net occupancy ............................       11,431       10,874          5.12
Equipment ................................       11,137        9,614         15.84
Advertising ..............................        6,421        2,865        124.12
Printing and supplies ....................        3,833        3,495          9.67
Credit card and electronic banking .......        2,653        3,572        (25.73)
Legal and loan collection ................        2,354        1,894         24.29
Other ....................................       35,971       34,540          4.14
                                               --------     --------
Total Non-Interest Expense ...............     $155,315     $143,496          8.24%
                                               ========     ========


N.M. - Not meaningful

Management's Discussion and Analysis

INTRODUCTION

        Management's discussion and analysis contains forward-looking statements that are intended to enhance the reader's ability to assess the future financial performance of Huntington Bancshares Incorporated (Huntington). Because these statements are subject to numerous assumptions, risks, and uncertainties, actual results could be materially different. The following factors, among others, may have such an impact: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; and the nature and extent of legislative and regulatory actions and reforms.

        On May 5, 1997, Huntington signed a definitive agreement to acquire First Michigan Bank Corporation (First Michigan), a $3.6 billion bank holding company headquartered in Holland, Michigan. Under the terms of the merger, the shareholders of First Michigan will receive 1.05 shares of Huntington common stock for every 1 share of First Michigan common stock in a fixed, tax-free exchange. First Michigan had total loans and deposits of $2.6 billion and $3.0 billion, respectively, and total equity of $279 million at March 31, 1997. Upon consummation of the pooling-of-interests transaction, Huntington expects to report a pre-tax charge to earnings estimated at $35 million. Subject to shareholder and regulatory approvals, the merger is anticipated to be completed late in the third quarter of 1997.

OVERVIEW

        Huntington reported earnings of $66.5 million for the first quarter of 1997 compared with $62.8 million for the same period last year. On a per share basis, net income was $.47, an increase of 11.9% from $.42 per share in the first quarter of 1996. Huntington's return on average equity (ROE) and return on average assets (ROA) were 17.75% and 1.28%, respectively, during the recent three months versus 16.02% and 1.26% in the same period one year ago.

        Total assets were $21.6 billion at March 31, 1997, up 3.6% from year end and 7.3% from first quarter 1996. This growth was attributable to a broad-based increase in loans, with particularly strong results in the consumer category, which showed a 13.3% rise in average balances versus last year's first three months. Also contributing to the higher asset total was the February 1997 acquisition of Citi-Bancshares, Inc. (Citi-Bancshares), a $548 million one-bank holding company headquartered in Leesburg, Florida.

        Total deposits grew 4.1% from December 31, 1996, and 7.2% compared with one year ago, principally as a result of the Citi-Bancshares acquisition. Core deposits represent Huntington's most significant source of funding; when combined with other core funding sources, they provide approximately 70% of Huntington's funding needs.

        Huntington's wholesale liability mix changed somewhat during the recent three months, as certain short-term borrowings were replaced upon maturity with medium term notes having a contractual term greater than one year (a component of long-term debt). The January 1997 issuance of $200 million of capital securities by a special-purpose subsidiary of Huntington also increased long-term debt. The capital securities were a cost-effective means of strengthening Huntington's regulatory capital position.

        Shareholders' equity increased approximately 4.0% versus both December and March 31, 1996. Excluding the effect of net unrealized losses on securities available for sale, equity was up 6.8% and 8.2%, respectively. The higher equity was primarily the result of common stock issued by Huntington in the Citi-Bancshares acquisition.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income was $211.5 million for the three months ended March 31, 1997, a 14.5% increase from $184.7 million in the same period last year. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided a $1.8 million benefit versus a reduction of $15.1 million one year ago. Higher loan volumes also contributed to the increase in net interest income. The net interest margin, on a fully tax equivalent basis, was 4.35% during the most recent quarter versus 4.03% in the first three months of 1996. The latter percentage was negatively impacted by off-balance sheet interest rate contracts that reduced the first quarter 1996 margin by 33 basis points, a significant component of which was amortization of net losses from closed positions. At March 31, 1997, deferred gains and losses remaining to be amortized were immaterial.

PROVISION FOR LOAN LOSSES

          The provision for loan losses was $18.9 million in the first quarter of 1997, up from $11.8 million in the same period last year. Net charge-offs (annualized) as a percent of average total loans were .43% in the recent three months, compared with .34% in the first quarter one year ago and .46% for all of 1996.

NON-INTEREST INCOME

        Non-interest income, excluding securities transactions, was $63.8 million in the recent three months compared with $61.1 million in the same period last year. Solid growth in electronic banking fees, investment product sales, and trust services was somewhat offset by decreases in mortgage banking income and credit card fees. Mortgage banking income declined in large part because the first quarter 1996 total included a non-recurring gain from the sale of portfolio loans. Credit card fees were lower, as Huntington sold a portion of its interest in certain payment processing contracts in April 1996 in connection with the formation of a strategic alliance.

        Huntington realized gains from securities transactions of $2.0 million in the first quarter of 1997 versus $7.1 million in the same period one year ago. The higher gains last year resulted from the sale of collateralized mortgage obligations and mortgage backed securities to reduce price and/or prepayment risk.

NON-INTEREST EXPENSE

        Non-interest expense increased 8.2% from one year ago. Adjusting for the effect of acquisitions accounted for under the purchase method, the increase was 6.2%. Advertising costs associated with Huntington's branding campaign also contributed to the growth in expenses. Personnel costs (salaries, commissions, and benefits) were up 6.4%, which is indicative of more full-time equivalent employees and normal salary adjustments. The larger organization, driven by higher business volumes, acquisitions, and new business initiatives, also contributed to an increase in various other components of non-interest expense. The efficiency ratio was solid at 56.3% versus 58.2% in first quarter 1996.

INTEREST RATE RISK MANAGEMENT

          Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, and market risks. On and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.

        Interest rate risk management is a dynamic process, encompassing both the business flows onto the balance sheet and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of markets--money, bond, and futures and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.

        Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables which are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, principal amortization and maturities on other financial instruments, and balance sheet growth assumptions. The model captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management utilizes probabilities and, therefore, believes that the model provides an accurate estimate of Huntington's interest rate risk exposure. Management reporting of this information is regularly shared with the Board of Directors.

        At March 31, 1997, the results of Huntington's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income would be expected to increase 0.9% if rates were to fall 200 basis points versus a decline in net interest income of 2.4% if rates rose 200 basis points.

        Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk that is created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. In addition, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments are often preferable to similar cash instruments because, though performing identically, they require less capital while preserving access to the marketplace.

        The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program. The valuation of interest rate swap contracts is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. With respect to the variable rate information and the indexed amortizing swap maturities presented in the table below, management made no assumptions regarding future changes in interest rates.

                                                     Average
                                         Notional    Maturity         Market         Average Rate
(dollars in millions)                     Value       (years)         Value       Receive       Pay
                                          -----       -------         -----       -------       ---
March 31, 1997:
ASSET CONVERSION SWAPS
Receive fixed                              $  800         1.61        $  (9.2)        5.65%      5.56%
Receive fixed-amortizing                       92         1.25           (1.2)        5.27       5.94
                                           ------                     -------
TOTAL ASSET CONVERSION SWAPS               $  892         1.57        $ (10.4)        5.61%      5.60%
                                           ======                     =======

LIABILITY CONVERSION SWAPS
Receive fixed                              $1,305         2.19        $   3.5         6.17%      5.58%
Receive fixed-amortizing                      195         2.25           (4.5)        5.63       5.63
Pay fixed                                      50          .44            (.5)        5.56       8.05
                                           ------                     -------
TOTAL LIABILITY CONVERSION SWAPS           $1,550         2.14        $  (1.5)        6.08%      5.66%
                                           ======                     =======

BASIS PROTECTION SWAPS                     $  285         2.12        $   (.3)        5.64%      5.63%
                                           ======                     =======

        The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London inter-bank offered rate (LIBOR). Receive-fixed asset conversion swaps with a notional value of $200 million have embedded written LIBOR-based call options. Also, receive-fixed liability conversion swaps with a notional value of $150 million have embedded written LIBOR-based caps. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts which provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.

        The notional values of the swap portfolio represent contractual amounts on which interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At March 31, 1997, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $36.5 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

        The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $246 million at the recent quarter-end. Total credit exposure from such contracts, represented by those instruments with a positive fair value, was $1.5 million. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

ASSET QUALITY

        Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending to established borrowers. Highly leveraged transactions and excessive industry or other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.

        Asset quality continues to be strong. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $81.1 million at March 31, 1997, down 2.9% from one year ago. Non-performing loans represented .41% of total loans and non-performing assets as a percent of total loans and other real estate were only .54%. Loans past due ninety days or more but continuing to accrue interest (primarily consumer and residential real estate) were $35.9 million at the recent quarter-end.

        The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. At March 31, 1997, the ALL represented 1.40% of total loans and covered non-performing loans 3.4 times; when combined with the allowance for other real estate, it was 254.5% of total non-performing assets.

CAPITAL

        Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing excess capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.

        Huntington's ratio of average equity to average assets was 7.21% in the first three months of 1997 compared with 7.89% in the same period last year. Huntington showed improvement in each of the key regulatory capital ratios, as the proceeds from the issuance of capital securities by the special purpose subsidiary are considered a component of Tier 1 capital under Federal Reserve Board guidelines. In addition, each bank subsidiary had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.

        On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 11.0 million additional shares of its common stock (adjusted for the July 1996 stock dividend) through open market purchases and privately negotiated transactions. The authorization represented a continuation of the common stock repurchase program begun in August 1987 and provided that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. Huntington purchased 1.4 million shares in the first quarter of 1997 at an aggregate cost of $37.6 million, leaving 2.8 million shares available for repurchase. As a result of the pending merger with First Michigan (discussed above), Huntington has suspended its common stock repurchase program.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                              -------        -------       -------
THREE MONTHS ENDED MARCH  31,                   1997           1996        %Change
                                              -------        -------       -------
NET INCOME ...........................        $66,450         $62,825        5.8%
PER COMMON SHARE AMOUNTS  (1)
     Net income ......................        $  0.47         $  0.42       11.9
     Cash dividends declared .........        $  0.20         $  0.18       11.1
AVERAGE SHARES OUTSTANDING  (1) ......        142,821         148,559       (3.9)
KEY RATIOS
Return on:
     Average total assets ............           1.28%           1.26%       1.6
     Average shareholders' equity ....          17.75%          16.02%      10.8
Efficiency ratio .....................          56.27%          58.24%      (3.4)
Average equity/average assets ........           7.21%           7.89%      (8.6)
NET INTEREST MARGIN ..................           4.35%           4.03%       7.9

                                             -----------     -----------   -----------
AT MARCH 31,                                    1997             1996       % Change
                                             -----------     -----------   -----------
Total Loans .............................    $14,869,139     $13,369,308       11.2 %
Total Deposits ..........................    $13,940,274     $13,006,213        7.2
Total Assets ............................    $21,603,478     $20,137,982        7.3
Shareholders' Equity ....................    $ 1,569,076     $ 1,502,510        4.4

Period-End Shares Outstanding (1) .......        145,053         146,311       (0.9)
Shareholders' Equity Per Common Share (1)    $     10.82     $     10.27        5.4

Total Risk-Adjusted Assets ..............    $17,764,975     $16,618,923        6.9
Tier 1 Risk-Based Capital Ratio .........           8.92%           7.94%      12.3
Total Risk-Based Capital Ratio ..........          12.34%          11.53%       7.0
Tier 1 Leverage Ratio ...................           7.60%           6.62%      14.8




(1) Adjusted for the ten percent stock dividend distributed July 31, 1996, as applicable.

--------------------------------------------------------------------------------
FINANCIAL REVIEW
--------------------------------------------------------------------------------


INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1997 AND DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------
(in thousands of dollars)                        MARCH 31, 1997                 DECEMBER 31, 1996
                                         AMORTIZED COST   FAIR VALUE       AMORTIZED COST   FAIR VALUE
------------------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years ..................          $   156          $   156          $   156          $   156
                                           -------          -------          -------          -------
        Total ...................              156              156              156              156
                                           -------          -------          -------          -------
States and political subdivisions
     Under 1 year ...............           13,558           13,612           13,875           13,955
     1-5 years ..................           22,758           23,091           22,283           22,706
     6-10 years .................           19,293           19,351           20,143           20,304
     Over 10 years ..............            3,897            3,882            3,987            3,986
                                           -------          -------          -------          -------
        Total ...................           59,506           59,936           60,288           60,951
                                           -------          -------          -------          -------
Total Investment Securities .....          $59,662          $60,092          $60,444          $61,107
                                           =======          =======          =======          =======

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

(in thousands of dollars)                          March 31, 1997                  December 31, 1996
--------------------------------------------------------------------------------------------------------
                                           Amortized Cost     Fair Value   Amortized Cost     Fair Value
                                           --------------     ----------   --------------     ----------
U.S. Treasury
     Under 1 year ......................      $   10,005      $   10,061      $   58,572      $   58,835
     1-5 years .........................         592,308         575,811         390,881         384,021
     6-10 years ........................         187,409         176,759         159,747         153,489
                                              ----------      ----------      ----------      ----------
        Total ..........................         789,722         762,631         609,200         596,345
                                              ----------      ----------      ----------      ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year ......................              84              85              --              --
     1-5 years .........................          45,047          45,502         179,601         182,239
     6-10 years ........................         807,381         783,048         842,331         830,653
     Over 10 years .....................         379,845         375,719         259,214         259,519
                                              ----------      ----------      ----------      ----------
        Total ..........................       1,232,357       1,204,354       1,281,146       1,272,411
                                              ----------      ----------      ----------      ----------
     Other agencies
     Under 1 year ......................          30,722          30,807          63,586          63,823
     1-5 years .........................       1,806,519       1,781,474       1,843,924       1,845,256
     6-10 years ........................         220,855         217,949         176,519         175,143
     Over 10 years .....................         423,505         416,345         343,946         341,968
                                              ----------      ----------      ----------      ----------
        Total ..........................       2,481,601       2,446,575       2,427,975       2,426,190
                                              ----------      ----------      ----------      ----------
Total U.S. Treasury and Federal agencies       4,503,680       4,413,560       4,318,321       4,294,946
                                              ----------      ----------      ----------      ----------
Other
     Under 1 year ......................           8,452           8,611           7,305           7,497
     1-5 years .........................           8,692           9,018           9,304           9,706
     6-10 years ........................         192,125         189,903         157,904         158,906
     Over 10 years .....................         270,878         269,005         265,534         265,649
     Marketable equity securities ......           8,480           7,063           8,480           7,229
                                              ----------      ----------      ----------      ----------
        Total ..........................         488,627         483,600         448,527         448,987
                                              ----------      ----------      ----------      ----------
Total Securities Available for Sale ....      $4,992,307      $4,897,160      $4,766,848      $4,743,933
                                              ==========      ==========      ==========      ==========

--------------------------------------------------------------------------------
 FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------------------------
  Loan Loss Experience
-----------------------------------------------------------------------------------------------------------------------------
  (in thousands of dollars)                            1997                                    1996
                                                    ---------       ---------------------------------------------------------
                                                       I Q            IV Q           III Q            II Q            I Q
                                                    ---------       ---------------------------------------------------------
Allowance for loan losses, beginning of period      $ 199,058       $ 200,215       $ 196,486       $ 197,375       $ 194,456
Allowance of assets acquired/other ...........          6,028            (293)             --              --           2,200
Loan losses ..................................        (19,959)        (27,166)        (20,799)        (17,417)        (15,707)
Recoveries of loans previously charged off ...          4,744           5,168           4,278           4,685           4,603
Provision for loan losses ....................         18,892          21,134          20,250          11,843          11,823
                                                    ---------       ---------       ---------       ---------       ---------
Allowance for loan losses end of period ......      $ 208,763       $ 199,058       $ 200,215       $ 196,486       $ 197,375
                                                    =========       =========       =========       =========       =========

As a % of average total loans
  Net loan losses--annualized .................         0.43%            0.62%           0.48%           0.38%           0.34%
  Provision for loan losses--annualized .......         0.53%            0.60%           0.59%           0.35%           0.36%
Allowance for loan losses as a % of total loans         1.40%            1.40%           1.44%           1.44%           1.48%
Net loan loss coverage (1) ....................         8.02 x           5.56 x          7.33 x          8.72 x          9.85 x


  (1) Income before taxes and the provision for loan losses to net loan losses.

--------------------------------------------------------------------------------
  NON-PERFORMING ASSETS AND PAST DUE LOANS
  (Quarter-End)                                 1997                                         1996
                                              -------       -------------------------------------------------
  (in thousands of dollars)                     I Q           IV Q         III Q          II Q          I Q
                                              -------       -------------------------------------------------
Non-accrual loans ......................      $57,912       $47,155       $49,800       $51,470       $57,530
Renegotiated loans .....................        3,313         3,326         5,174         5,558         5,578
                                              -------       -------       -------       -------       -------
Total Non-Performing Loans .............       61,225        50,481        54,974        57,028        63,108
                                              -------       -------       -------       -------       -------
Other real estate, net .................       19,850        16,772        15,610        21,720        20,386
                                              -------       -------       -------       -------       -------
Total Non-Performing Assets ............      $81,075       $67,253       $70,584       $78,748       $83,494
                                              -------       -------       -------       -------       -------

Non-performing loans as a
  % of total loans .....................         0.41%         0.35%         0.39%         0.42%         0.47%
Non-performing assets as a
  % of total loans and other real estate         0.54%         0.47%         0.51%         0.57%         0.62%
Allowance for loan losses as a % of
  non-performing loans .................       340.98%       394.32%       364.20%       344.54%       312.76%
Allowance for loan losses and other real
  estate as a % of non-performing assets       254.48%       291.69%       274.54%       238.03%       225.01%

Accruing loans past due 90 days or more       $35,852       $34,056       $32,382       $29,859       $25,824
                                              =======       =======       =======       =======       =======

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


Fully Tax Equivalent Basis (1)                                           1ST QUARTER 1997             4TH QUARTER 1996
                                                                      ---------------------       ----------------------
(in millions of dollars)                                              AVERAGE         YIELD/      AVERAGE          YIELD/
                                                                      BALANCE          RATE       BALANCE           RATE
                                                                      ---------------------       ----------------------
 Assets
Interest bearing deposits in banks ................................       $1            6.77%          $2           5.26%
Trading account securities ........................................        8            5.29           16           5.69
Federal funds sold and securities purchased under resale agreements       20            5.78           25           5.55
Mortgages held for sale ...........................................       86            7.74          101           7.97
Securities:
      Taxable .....................................................    4,878            6.36        4,632           6.35
      Tax exempt ..................................................       91            8.96           85           8.89
                                                                      ------                       ------
           Total Securities .......................................    4,969            6.41        4,717           6.40
                                                                      ------                       ------
Loans
     Commercial ...................................................    4,531            8.41        4,415           7.62
     Real Estate
          Construction ............................................      496            8.83          454           8.45
          Mortgage ................................................    2,792            8.50        2,761           8.53
     Consumer
           Loans ..................................................    5,421            8.78        5,365           8.79
           Leases .................................................    1,252            7.84        1,112           7.90
                                                                      ------                       ------
          Total Loans .............................................   14,492            8.53       14,107           8.29
          Allowance for loan losses/loan fees .....................      208                          206
                                                                      ------                       ------
          Net loans ...............................................   14,284            9.00       13,901           8.60
                                                                      ------                       ------
          Total earning assets ....................................   19,576            8.34%      18,968           8.04%
                                                                      ------                       ------
Cash and due from banks ...........................................      774                          772
All other assets ..................................................      920                          903
                                                                      ------                       ------
Total Assets ......................................................  $21,062                      $20,437
                                                                      ======                       ======
Liabilities and Shareholders' Equity
Demand deposits
     Non-interest bearing .........................................   $2,305                       $2,349
     Interest bearing .............................................    2,574            2.37%       2,540           2.34%
Savings deposits ..................................................    2,591            3.32        2,518           3.32
Certificates of deposit of $100,000 or more .......................    1,017            5.35          987           5.33
Other domestic time deposits ......................................    4,462            5.53        4,402           5.64
Foreign time deposits .............................................      401            5.65          390           5.71
                                                                      ------                       ------
     Total deposits ...............................................   13,350            4.26       13,186           4.30
                                                                      ------                       ------
Short-term borrowings .............................................    3,958            5.14        3,775           5.17
Long-term debt ....................................................    1,790            5.90        1,526           5.73
                                                                      ------                       ------
     Interest bearing liabilities .................................   16,793            4.65%      16,138           4.64%
                                                                      ------                       ------
All other liabilities .............................................      446                          442
Shareholders' equity ..............................................    1,518                        1,508
                                                                      ------                       ------
Total Liabilities and Shareholders' Equity ........................  $21,062                      $20,437
                                                                      ======                       ======

Net interest rate spread ..........................................                     3.69%                       3.40%
Impact of non-interest bearing funds on margin ....................                     0.66%                       0.70%
Net Interest Margin ...............................................                     4.35%                       4.10%



(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


       3RD QUARTER 1996                  2ND QUARTER 1996              1ST QUARTER 1996
  ------------------------          ------------------------        ----------------------
  AVERAGE           YIELD/          AVERAGE           YIELD/        AVERAGE         YIELD/
  BALANCE            RATE           BALANCE            RATE         BALANCE          RATE
  -------            ----           -------            ----         -------          ----
       $2             5.91%              $2             9.43%          $39            5.70%
      -15             5.83               14             5.47            19            5.64
       17             6.61               29             5.33            27            6.19
      109             8.23              117             7.62           127            7.18

    4,593             6.39            4,609             6.52         4,835            6.55
       89             9.32               96             9.75           106            9.09
  -------                           -------                         ------
    4,682             6.44            4,705             6.58         4,941            6.60
  -------                           -------                         ------

    4,275             7.72            4,319             7.68         4,281            7.77

      413             8.46              386             8.50           364            8.52
    2,793             8.50            2,783             8.49         2,760            8.48

    5,225             8.85            5,142             9.04         5,079            8.99
      991             7.88              885             7.85           811            7.87
  -------                           -------                         ------
   13,697             8.34           13,515             8.40        13,295            8.41
      202                               199                            198
  -------                           -------                         ------
   13,495             8.73           13,316             8.75        13,097            8.73
  -------                           -------                         ------
   18,522             8.15%          18,382             8.19%       18,448            8.14%
  -------                           -------                         ------
      754                               755                            746
      853                               906                            988
  -------                           -------                        -------
  $19,927                           $19,844                        $19,984
  =======                           =======                        =======


   $2,315                            $2,307                         $2,391
    2,561             2.36%           2,595             2.40%        2,506            2.53%
    2,474             3.21            2,437             3.19         2,249            3.03
    1,011             5.25              971             5.37           977            5.52
    4,417             5.56            4,406             5.61         4,458            5.69
      343             5.85              219             6.17           268            6.15
  -------                           -------                        -------
   13,121             4.24           12,935             4.26        12,849            4.36
  -------                           -------                        -------
    3,114             5.35            3,061             5.39         3,078            5.58
    1,810             6.22            1,927             6.40         2,016            6.41
  -------                           -------                        -------
   15,730             4.69%          15,616             4.75%       15,552            4.87%
  -------                           -------                        -------
      406                               430                            464
    1,476                             1,491                          1,577
  -------                           -------                        -------
  $19,927                           $19,844                        $19,984
  =======                           =======                        =======
                      3.46%                             3.44%                         3.27%
                      0.70%                             0.71%                         0.76%
                      4.16%                             4.15%                         4.03%

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

                                                                1997                            1996
                                                             --------     -----------------------------------------------
   (in thousands of dollars, except per share amounts)          IQ          IVQ          IIIQ         IIQ           IQ
                                                             --------     --------     --------     --------     --------
Total Interest Income .....................................  $405,184     $382,667     $378,422     $375,079     $374,296
Total Interest Expense ....................................   193,664      189,555      186,721      185,786      189,578
                                                             --------     --------     --------     --------     --------
Net Interest Income .......................................   211,520      193,112      191,701      189,293      184,718
Provision for loan losses .................................    18,892       21,134       20,250       11,843       11,823
                                                             --------     --------     --------     --------     --------
Net Interest Income After
  Provision for Loan Losses ...............................   192,628      171,978      171,451      177,450      172,895
                                                             --------     --------     --------     --------     --------
Service charges on deposit accounts                            23,795       23,418       23,342       23,132       22,461
Mortgage banking ..........................................     7,179        8,492        9,680        7,976        8,877
Trust services ............................................     9,871        8,461        8,432        8,324        8,793
Credit card fees ..........................................     4,051        5,034        4,092        8,544        4,836
Investment product sales ..................................     4,130        3,000        2,694        3,286        3,239
Electronic banking fees ...................................     3,925        3,532        2,988        2,172        1,666
Securities gains ..........................................     1,977        4,240        6,173          200        7,090
Other .....................................................    10,873       10,450       13,627       13,542       11,200
                                                             --------     --------     --------     --------     --------
Total Non-Interest Income .................................    65,801       66,627       71,028       67,176       68,162
                                                             --------     --------     --------     --------     --------
Salaries ..................................................    60,662       58,083       58,475       56,776       55,819
Commissions ...............................................     4,405        3,441        3,117        3,480        3,607
Employee benefits .........................................    16,448       10,952       13,858       14,801       17,216
Net occupancy .............................................    11,431       10,232       10,602       10,835       10,874
Equipment .................................................    11,137       11,578       10,670       10,267        9,614
Advertising ...............................................     6,421        2,685        2,845        4,052        2,865
Printing and supplies .....................................     3,833        3,967        3,712        4,164        3,495
Credit card and electronic banking ........................     2,653        3,659        4,255        4,023        3,572
Legal and loan collection .................................     2,354        3,658        2,000        2,498        1,894
Other .....................................................    35,971       29,151       32,044       34,570       34,540
                                                             --------     --------     --------     --------     --------
Total Non-Interest Expense ................................   155,315      137,406      141,578      145,466      143,496
                                                             --------     --------     --------     --------     --------
Income Before Income Taxes ................................   103,114      101,199      100,901       99,160       97,561
Provision for income taxes ................................    36,664       33,474       34,438       34,072       34,736
                                                             --------     --------     --------     --------     --------
Net Income ................................................  $ 66,450     $ 67,725     $ 66,463     $ 65,088     $ 62,825
                                                             ========     ========     ========     ========     ========

Per Common Share (1)
  Net income ..............................................  $   0.47     $   0.47     $   0.46     $   0.45     $   0.42
  Cash dividends declared .................................  $   0.20     $   0.20     $   0.20     $   0.18     $   0.18

Fully Tax Equivalent Margin:
Net Interest Income .......................................  $211,520     $193,112     $191,701     $189,293     $184,718
Tax Equivalent Adjustment (2) .............................     1,285        1,210        1,204        1,319        1,368
                                                             --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income                           $212,805     $194,322     $192,905     $190,612     $186,086
                                                             ========     ========     ========     ========     ========


(1) Adjusted for the ten percent stock dividend distributed July 31, 1996, as applicable.
(2) Calculated assuming a 35% tax rate.

               PART II.        OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits

                3. (i)(a) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                    (i)(b) Articles of Amendment to Articles of Restatement of Charter -- previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                    (ii) Bylaws -- previously filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

               4.   Instruments defining the Rights of Security Holders:

                    Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as
                    Exhibit 3(i) to Form 10-K for the year ended December 31, 1993, and incorporated herein by reference and to Articles of Amendment to Articles of Restatement of Charter -- previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                    Exhibit 1 to Registration Statement on Form 8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

               11.  Computation of Earnings Per Share

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               1. A report on Form 8-K, dated January 15, 1997, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 1996.

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



                                       Huntington Bancshares Incorporated
                                       ----------------------------------
                                                 (Registrant)




Date:   May 15, 1997                   /s/ Ralph K. Frasier
                                       ----------------------------------
                                       Ralph K. Frasier
                                       General Counsel and Secretary




Date:   May 15, 1997                   /s/ Gerald R. Williams
                                       ----------------------------------
                                       Gerald R. Williams
                                       Executive Vice President and
                                       Chief Financial Officer (principal
                                       accounting officer)