Form 10-Q
period 1997-06-30
HUNTINGTON BANCSHARES INC/MD
filed 1997-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 1997


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


There were 159,015,892 shares of Registrant's without par value common stock outstanding on July 31, 1997.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


(in thousands of dollars)                                    JUNE 30,         DECEMBER 31,         JUNE 30,
                                                               1997              1996               1996
                                                           -----------        -----------        -----------
ASSETS
Cash and due from banks ............................       $   952,160        $   915,636        $   842,384
Interest bearing deposits in banks .................             1,234              1,704              2,488
Trading account securities .........................             6,585              1,873             10,935
Federal funds sold and securities
     purchased under resale agreements .............            18,726              8,116            463,295
Mortgages held for sale ............................           144,931            119,202            112,328
Securities available for sale - at fair value ......         4,423,024          4,743,933          4,368,844
Investment securities - fair value $55,535; $61,107;
     and $67,226, respectively .....................            54,972             60,444             66,796
Total loans (1) ....................................        15,132,937         14,260,747         13,688,675
     Less allowance for loan losses ................           212,689            199,058            196,486
                                                           -----------        -----------        -----------
Net loans ..........................................        14,920,248         14,061,689         13,492,189
                                                           -----------        -----------        -----------
Premises and equipment .............................           323,536            311,793            312,702
Customers' acceptance liability ....................            42,573             56,248             54,830
Accrued income and other assets ....................           696,253            570,875            594,375
                                                           -----------        -----------        -----------
TOTAL ASSETS .......................................       $21,584,242        $20,851,513        $20,321,166
                                                           ===========        ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .................................       $14,591,064        $13,385,891        $13,112,831
Short-term borrowings ..............................         2,959,433          3,944,703          3,440,075
Bank acceptances outstanding .......................            42,573             56,248             54,830
Long-term debt .....................................         1,926,643          1,556,326          1,897,287
Accrued expenses and other liabilities .............           424,200            396,831            340,847
                                                           -----------        -----------        -----------
     Total Liabilities .............................        19,943,913         19,339,999         18,845,870
                                                           -----------        -----------        -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          300,000,000 shares; issued and outstanding
          151,884,156; 151,884,156; and 141,402,769
          shares, respectively .....................         1,264,664          1,264,664          1,056,209
      Less 7,076,546; 9,284,844; and 8,641,865
          treasury shares, respectively ............          (160,557)          (204,634)          (199,619)
     Capital surplus ...............................           251,968            237,348            239,396
     Net unrealized losses on securities
          available for sale .......................           (25,593)           (14,569)           (61,603)
     Retained earnings .............................           309,847            228,705            440,913
                                                           -----------        -----------        -----------
     Total Shareholders' Equity ....................         1,640,329          1,511,514          1,475,296
                                                           -----------        -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........       $21,584,242        $20,851,513        $20,321,166
                                                           ===========        ===========        ===========



See notes to consolidated financial statements.

(1) See page 8 for detail of total loans and total deposits.

CONSOLIDATED STATEMENTS OF INCOME


(in thousands of dollars, except per share amounts)        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
Interest and fee income                                       1997               1996               1997               1996
                                                          -------------------------------       -------------------------------
     Loans ........................................       $    348,242       $    295,639       $    673,139       $    585,768
     Securities ...................................             78,127             76,575            156,326            157,228
     Other ........................................              2,783              2,865              4,871              6,379
                                                          ------------       ------------       ------------       ------------
               TOTAL INTEREST INCOME ..............            429,152            375,079            834,336            749,375
                                                          ------------       ------------       ------------       ------------
Interest Expense
     Deposits .....................................            130,254            112,959            246,630            226,494
     Short-term borrowings ........................             43,847             41,743             94,715             86,280
     Long-term debt ...............................             29,875             31,084             56,295             62,590
                                                          ------------       ------------       ------------       ------------
               TOTAL INTEREST EXPENSE .............            203,976            185,786            397,640            375,364
                                                          ------------       ------------       ------------       ------------
               NET INTEREST INCOME ................            225,176            189,293            436,696            374,011
                                                          ------------       ------------       ------------       ------------
Provision for loan losses .........................             26,382             11,843             45,274             23,666
                                                          ------------       ------------       ------------       ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES            198,794            177,450            391,422            350,345
                                                          ------------       ------------       ------------       ------------
Total non-interest income (1) .....................             69,550             67,176            135,351            135,338
Total non-interest expense (1) ....................            156,126            145,466            311,441            288,962
                                                          ------------       ------------       ------------       ------------
               INCOME BEFORE INCOME TAXES .........            112,218             99,160            215,332            196,721
Provision for income taxes ........................             39,672             34,072             76,336             68,808
                                                          ------------       ------------       ------------       ------------
               NET INCOME .........................       $     72,546       $     65,088       $    138,996       $    127,913
                                                          ============       ============       ============       ============

PER COMMON SHARE (2)
     Net income ...................................       $       0.46       $       0.40       $       0.88       $       0.79
     Cash dividends declared ......................       $       0.18       $       0.16       $       0.36       $       0.32

AVERAGE COMMON SHARES OUTSTANDING (2) .............        159,244,641        160,825,633        158,179,654        162,120,544


See notes to consolidated financial statements.

(1) See page 9 for detail of non-interest income and non-interest expense.

(2) Adjusted for the ten percent stock dividend distributed July 31, 1997.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)








                                                                                                   NET
                                                                                               UNREALIZED
                                     COMMON    COMMON      TREASURY    TREASURY    CAPITAL    GAINS (LOSSES) RETAINED
                                     SHARES     STOCK       SHARES       STOCK     SURPLUS    ON SECURITIES  EARNINGS       TOTAL
-----------------------------------  ------     -----       ------       -----     -------    -------------  --------       -----
Six Months Ended June 30, 1996:
 Balance, beginning of period       141,403   $1,056,209     (8,352)   $(180,632)  $235,802        $40,972   $366,514   $1,518,865
    Stock issued for acquisition                              4,733      102,760      5,037                                107,797
    Net income                                                                                                127,913      127,913
    Cash dividends declared
       ($.32 per share)                                                                                       (53,514)     (53,514)
    Stock options exercised                                      81        1,760     (1,463)                                   297
    Treasury shares purchased                                (5,881)    (140,850)      (582)                              (141,432)
    Treasury shares sold:
      Shareholder dividend
        reinvestment plan                                       665       14,866        408                                 15,274
      Employee benefit plans                                    112        2,477        194                                  2,671
    Change in net unrealized gains
        (losses) on securities
        available for sale                                                                        (102,575)              (102,575)
                                    -------   ----------     ------    ---------   --------      ---------   --------   ----------
 Balance, end of period             141,403   $1,056,209     (8,642)   $(199,619)  $239,396      $ (61,603)  $440,913   $1,475,296
                                    =======   ==========     ======    =========   ========      =========   ========   ==========

Six Months Ended June 30, 1997:
 Balance, beginning of period       151,884   $1,264,664     (9,285)   $(204,634)  $237,348      $ (14,569)  $228,705   $1,511,514
    Stock issued for acquisition                              2,881       65,220     12,560                                 77,780
    Net income                                                                                                138,996      138,996
    Cash dividends declared
       ($.36 per share)                                                                                       (57,854)     (57,854)
    Stock options exercised                                     105        1,797                                               840
    Treasury shares purchased                                (1,430)     (37,581)      (957)                               (37,581)
    Treasury shares sold:
      Shareholder dividend
         reinvestment plan                                      534       11,968      2,345                                 14,313
      Employee benefit plans                                    118        2,673        672                                  3,345
    Change in net unrealized gains
      (losses) on securities
      available for sale                                                                           (11,024)                (11,024)
                                    -------   ----------     ------    ---------   --------      ---------   --------   ----------
 Balance, end of period             151,884   $1,264,664     (7,077)   $(160,557)  $251,968      $ (25,593)  $309,847   $1,640,329
                                    =======   ==========     ======    =========   ========      =========   ========   ==========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)                                                               SIX MONTHS ENDED JUNE 30,
                                                                                       1997               1996
                                                                                    -----------        -----------
OPERATING ACTIVITIES
       Net Income ...........................................................       $   138,996        $   127,913
       Adjustments to reconcile net income to net cash
       provided by operating activities
                 Provision for loan losses ..................................            45,274             23,666
                 Provision for depreciation and amortization ................            26,900             43,922
                 Deferred income tax expense ................................            17,525              1,758
                 (Increase) decrease in trading account securities ..........            (4,712)             1,989
                 (Increase) decrease in mortgages held for sale .............           (25,729)            47,377
                 Net gains on sales of securities ...........................            (5,581)            (7,290)
                 Decrease in accrued income receivable ......................             6,328              7,653
                 Net increase in other assets ...............................           (50,266)           (34,793)
                 Increase (decrease) in accrued expenses ....................             2,558            (24,251)
                 Net increase in other liabilities ..........................            27,374              1,231
                                                                                    -----------        -----------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES ..........           178,667            189,175
                                                                                    -----------        -----------

INVESTING ACTIVITIES
       Decrease in interest bearing deposits in banks .......................               470            282,105
       Proceeds from :
           Maturities and calls of investment securities ....................             6,407             14,175
           Maturities and calls of securities available for sale ............           387,110            248,897
           Sales of securities available for sale ...........................         1,169,631          1,826,034
       Purchases of:
           Investment securities ............................................            (1,179)              (800)
           Securities available for sale ....................................        (1,063,814)        (1,537,580)
       Proceeds from sales of loans .........................................            25,667             94,755
       Net loan originations, excluding sales ...............................          (630,325)          (430,266)
       Proceeds from disposal of premises and equipment .....................             6,152                545
       Purchases of premises and equipment ..................................           (24,790)           (21,676)
       Proceeds from sales of other real estate .............................            10,990              6,100
       Net cash (paid) received from purchase of subsidiaries ...............            (6,665)               631
                                                                                    -----------        -----------
                         NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES          (120,346)           482,920
                                                                                    -----------        -----------

FINANCING ACTIVITIES
       Increase in total deposits ...........................................           690,836             46,391
       Decrease in short-term borrowings ....................................          (995,616)           (88,740)
       Proceeds from issuance of long-term debt .............................           677,500            300,424
       Payment of long-term debt ............................................          (307,298)          (506,275)
       Dividends paid on common stock .......................................           (57,526)           (53,515)
       Acquisition of treasury stock ........................................           (37,581)          (141,432)
       Proceeds from issuance of treasury stock .............................            18,498             18,242
                                                                                    -----------        -----------
                         NET CASH USED FOR FINANCING ACTIVITIES .............           (11,187)          (424,905)
                                                                                    -----------        -----------
                         CHANGE IN CASH AND CASH EQUIVALENTS ................            47,134            247,190
                         CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...           923,752          1,058,489
                                                                                    -----------        -----------
                         CASH AND CASH EQUIVALENTS AT END OF PERIOD .........       $   970,886        $ 1,305,679
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

B. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). The standard provides that, following a transfer of financial assets, an entity is to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. The Statement is effective for transactions occurring after December 31, 1996. The FASB also subsequently issued FAS No. 127 that delayed until January 1, 1998, the effective date of certain provisions of FAS 125. Transactions subject to the later effective date include securities lending, repurchase agreements, dollar rolls, and similar secured financing arrangements. Application of the new rules did not have a material impact on Huntington's accompanying consolidated financial statements. Huntington also does not expect a material impact in the future.

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

         In May 1997, Huntington entered into a merger agreement with First Michigan Bank Corporation (First Michigan), a $3.7 billion bank holding company headquartered in Holland, Michigan. Under the terms of the merger, First Michigan shareholders will receive 1.155 shares of Huntington common stock for every 1 share of First Michigan stock (as adjusted for the ten percent stock dividend distributed July 31, 1997) in a transaction accounted for as a pooling-of-interests. The acquisition is expected to be completed in the third quarter of 1997, subject to shareholder and regulatory approvals.

         In May 1997, Huntington entered into a merger agreement with The Bank of Winter Park (Winter Park), a $90 million bank headquartered in Winter Park, Florida. Under the terms of the merger, Huntington is to exchange common stock for the outstanding shares of Winter Park in a transaction accounted for as a purchase. The acquisition is expected to be completed in the fourth quarter of 1997, subject to shareholder and regulatory approvals.

D. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted for the ten percent stock dividend distributed July 31, 1997. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income.

 FINANCIAL REVIEW

-------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------
(in thousands of dollars)                           JUNE 30,        DECEMBER 31,       JUNE 30,
                                                     1997              1996              1996
                                                  -----------       -----------       -----------
Commercial ................................       $ 4,674,536       $ 4,462,636       $ 4,311,853
Real Estate
     Construction .........................           566,699           473,970           388,851
     Commercial ...........................         1,713,632         1,617,078         1,683,195
     Residential ..........................         1,215,916         1,120,800         1,138,177
Consumer
    Loans .................................         5,535,381         5,403,616         5,165,854
    Leases ................................         1,426,773         1,182,647         1,000,745
                                                  -----------       -----------       -----------
     TOTAL LOANS ..........................       $15,132,937       $14,260,747       $13,688,675
                                                  ===========       ===========       ===========

-------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
-------------------------------------------------------------------------------------------------
(in thousands of dollars)                           JUNE 30,        DECEMBER 31,         JUNE 30,
                                                      1997              1996              1996
                                                  -----------       -----------       -----------
Demand deposits
     Non-interest bearing .................       $ 2,380,651       $ 2,463,442       $ 1,905,876
     Interest bearing .....................         2,706,161         2,586,695         2,943,215
Savings deposits ..........................         2,826,522         2,624,383         2,542,802
Certificates of deposit of $100,000 or more         1,398,379           928,927           973,990
Other domestic time deposits ..............         4,888,351         4,371,994         4,396,161
Foreign time deposits .....................           391,000           410,450           350,787
                                                  -----------       -----------       -----------
     TOTAL DEPOSITS .......................       $14,591,064       $13,385,891       $13,112,831
                                                  ===========       ===========       ===========

FINANCIAL REVIEW

-------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                JUNE 30,                                      JUNE 30,
                                           ------------------          PERCENT           ----------------              PERCENT
                                            1997         1996           CHANGE           1997           1996           CHANGE
-------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts       $24,700       $23,132           6.78 %       $ 48,495       $ 45,593           6.37 %
Mortgage banking ..................         7,903         7,976          (0.92)          15,082         16,853         (10.51)
Trust services ....................         9,512         8,324          14.27           19,383         17,117          13.24
Electronic banking fees ...........         5,525         2,172         154.37            9,450          3,838         146.22
Credit card fees ..................         4,332         8,544         (49.30)           8,383         13,380         (37.35)
Investment product sales ..........         3,477         3,286           5.81            7,607          6,525          16.58
Securities gains ..................         3,604           200           N.M.            5,581          7,290         (23.44)
Other .............................        10,497        13,542         (22.49)          21,370         24,742         (13.63)
                                          -------       -------                        --------       --------
TOTAL NON-INTEREST INCOME .........       $69,550       $67,176           3.53 %       $135,351       $135,338           0.01 %
                                          =======       =======                        ========       ========

-------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)

                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                JUNE 30,                                   JUNE 30,
                                         -----------------------      PERCENT       -----------------------       PERCENT
                                            1997           1996        CHANGE          1997          1996         CHANGE
-------------------------------------------------------------------------------------------------------------------------
Salaries .........................       $ 62,943       $ 56,776       10.86 %      $123,605       $112,595        9.78 %
Commissions ......................          3,920          3,480       12.64           8,325          7,087       17.47
Employee benefits ................         13,508         14,801       (8.74)         29,956         32,017       (6.44)
Equipment ........................         11,900         10,267       15.91          23,037         19,881       15.87
Net occupancy ....................          9,872         10,835       (8.89)         21,303         21,709       (1.87)
Advertising ......................          4,830          4,052       19.20          11,251          6,917       62.66
Printing and supplies ............          3,901          4,164       (6.32)          7,734          7,659        0.98
Credit card and electronic banking          3,693          4,023       (8.20)          6,346          7,595       (16.45)
Legal and loan collection ........          2,704          2,498        8.25           5,058          4,392       15.16
Other ............................         38,855         34,570       12.40          74,826         69,110        8.27
                                         --------       --------                    --------       --------
TOTAL NON-INTEREST EXPENSE .......       $156,126       $145,466        7.33 %      $311,441       $288,962        7.78 %
                                         ========       ========                    ========       ========


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

         On May 5, 1997, Huntington signed a definitive agreement to acquire First Michigan Bank Corporation (First Michigan), a $3.7 billion bank holding company headquartered in Holland, Michigan. Under the terms of the merger, the shareholders of First Michigan will receive 1.155 shares of Huntington common stock for every 1 share of First Michigan common stock (as adjusted for the 10% stock dividend distributed by Huntington on July 31, 1997) in a fixed, tax-free exchange. First Michigan had total loans and deposits of $2.7 billion and $3.0 billion, respectively, and total equity of $289.7 million at June 30, 1997. Upon consummation of the pooling-of-interests transaction, Huntington expects to report a restructuring charge estimated at $35 million. Other merger-related costs of approximately $10 million will also be recognized when the deal is completed. Subject to shareholder and regulatory approvals, the merger is anticipated to close late in the third quarter of 1997.

OVERVIEW

         Huntington reported record earnings of $72.5 million, or $.46 per share, for the second quarter of 1997 compared with $65.1 million, or $.40 per share, for the same period last year. For the first half of the year, net income was $139.0 million, or $.88 per share, versus $127.9 million, or $.79 per share, in the first six months of 1996. All per share amounts have been adjusted for the 10% stock dividend distributed July 31, 1997.

         Huntington's return on average equity (ROE) of 18.52% for the recent quarter and 18.14% for the six months just ended was up from 17.56% and 16.77% in the comparable periods last year. Return on average assets (ROA) also improved to 1.35% and 1.31%, respectively, versus 1.32% and 1.29% in the same periods one year ago.

         Total assets were $21.6 billion at June 30, 1997, up 3.5% from year end and 6.2% from second quarter 1996. This growth was attributable to a broad-based increase in loans, with particularly strong results in the consumer category. Also contributing to the higher asset total was the February 1997 acquisition of Citi-Bancshares, Inc., a $548 million one-bank holding company headquartered in Leesburg, Florida.

         Total deposits grew 9.0% from December 31, 1996, and 11.3% compared with one year ago. Core deposits represent Huntington's most significant source of funding; when combined with other core funding sources, they provide approximately 70% of Huntington's funding needs.

         Huntington's wholesale liability mix changed somewhat since year end, as certain short-term borrowings were replaced upon maturity with medium term notes having a contractual term greater than one year (a component of long-term debt). The January 1997 issuance of $200 million of capital securities by a special-purpose subsidiary of Huntington also increased long-term debt. The capital securities were a cost-effective means of strengthening Huntington's regulatory capital position.

         Shareholders' equity increased 8.5% versus December 31, 1996, and was up 11.2% from one year ago. The higher equity was primarily the result of retained earnings and the common stock issued by Huntington in the Citi-Bancshares, Inc. acquisition.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income was $225.2 million and $436.7 million, respectively, for the three and six months ended June 30, 1997, an increase of 19.0% for the quarter and 16.8% year-to-date. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided a benefit of $0.5 million in the recent quarter and $2.3 million for the first half of 1997, versus reductions in the same periods one year ago of $15.5 million and $30.6 million. Higher loan volumes also contributed to the increase in net interest income. The net interest margin, on a fully tax equivalent basis, was 4.50% during the three months just ended compared with 4.15% in the second quarter of 1996. The latter percentage was negatively impacted by off-balance sheet interest rate contracts that reduced the margin by 34 basis points, a significant component of which was amortization of net losses from closed positions. At June 30, 1997, deferred gains and losses remaining to be amortized were immaterial.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $26.4 million in the second quarter of 1997, up from $11.8 million in the same period last year. The year-to-date provision was $45.3 million, compared with $23.7 million for the first half of 1996. Net charge-offs (annualized) as a percent of average total loans were .60% in the quarter just ended and .52% for the six months, versus .46% for all of 1996.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, was $65.9 million and $129.8 million, respectively, in the recent three and six month periods. Adjusted for non-recurring income recognized in second quarter 1996 from the sale of a portion of Huntington's interest in credit card payment processing contracts, non-interest income increased approximately 5.0% from the corresponding periods last year. Growth in electronic banking fees and trust revenues was particularly strong. The year-to-date decrease in the "mortgage banking" and "other" income components was largely attributable to non-recurring gains reported in the first half of 1996 from the sale of portfolio loans.

NON-INTEREST EXPENSE

         Non-interest expense was $156.1 million in the three months just ended and $311.4 million in the first half of the year, up from $145.5 million and $289.0 million in the year-ago periods. The full quarter impact of the Citi-Bancshares, Inc. acquisition combined with higher advertising and marketing expenses in 1997 represent the majority of the increase. Adjusted for the impact of the acquisition, expenses increased only 4.9% and 5.8%, respectively, versus the same periods last year. Personnel costs (salaries, commissions, and benefits) were up approximately 7.0% on both a quarter and year-to-date basis, which is indicative of more full-time equivalent employees and normal salary adjustments. The larger organization, driven by higher business volumes, acquisitions, and new business initiatives, also contributed to an increase in various other components of non-interest expense. The efficiency ratio for the recent three months was solid at 53.5% compared with 56.9% in second quarter 1996.

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

         At June 30, 1997, the results of Huntington's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income would also be approximately the same if rates were to fall 200 basis points but would be expected to decrease 1.4% if rates rose 200 basis points.

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


                                                  Average                       Average Rate
                                      Notional    Maturity      Market       -------------------
(dollars in millions)                  Value      (years)       Value        Receive        Pay
---------------------                 ----------------------------------------------------------
June 30, 1997:
ASSET CONVERSION SWAPS
Receive fixed                          $  700        1.58       $(4.3)        5.80%        5.82%
Receive fixed-amortizing                   92        1.00         (.5)        5.27         5.91
                                       ------                   -----
TOTAL ASSET CONVERSION SWAPS           $  792        1.51       $(4.8)        5.73%        5.83%
                                       ======                   =====

LIABILITY CONVERSION SWAPS
Receive fixed                          $1,080        2.36       $13.3         6.26%        5.77%
Receive fixed-amortizing                  194        2.00        (2.5)        5.63         5.69
Pay fixed                                  50         .19         (.2)        5.81         8.05
                                       ------                   -----
TOTAL LIABILITY CONVERSION SWAPS       $1,324        2.23       $10.6         6.15%        5.85%
                                       ======                   =====
BASIS PROTECTION SWAPS                 $  285        1.87       $ (.3)        5.82%        5.82%
                                       ======                   =====


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

         The notional values of the swap portfolio represent contractual amounts on which interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At June 30, 1997, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $45.5 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $258 million at the recent quarter-end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

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

         Asset quality continues to be strong. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $70.6 million at June 30, 1997, down 10.3% from one year ago. Non-performing loans represented .38% of total loans and non-performing assets as a percent of total loans and other real estate were only .47%. Loans past due ninety days or more but continuing to accrue interest (primarily consumer and residential real estate) were $35.2 million at the recent quarter-end.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. At June 30, 1997, the ALL represented 1.41% of total loans and covered non-performing loans 3.75 times; when combined with the allowance for other real estate, it was 297.5% of total non-performing assets.

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

         Huntington's ratio of average equity to average assets was 7.26% in the recent quarter compared with 7.51% in the same three months one year ago. As of June 30, 1997, the ratio strengthened to 7.60%. Huntington showed improvement during the first half of the year in each of the key regulatory capital ratios, as the proceeds from the January 1997 issuance of $200 million of capital securities by Huntington's special-purpose subsidiary are considered a component of Tier 1 capital under Federal Reserve Board guidelines. In addition, its bank subsidiaries had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.

         On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 12.1 million additional shares of its common stock (as adjusted for subsequent stock dividends) through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. Huntington purchased 1.4 million shares in the first six months of 1997 at an aggregate cost of $37.6 million, leaving 3.1 million shares available for repurchase. Upon announcement of the pending merger with First Michigan (discussed above), Huntington suspended its common stock repurchase program. The program was temporarily reactivated effective June 19, 1997, for the limited purpose of acquiring no more than 550,000 shares for reissue in a pending purchase business combination with The Bank of Winter Park, a $90 million institution headquartered in Winter Park, Florida.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)

                                                    ----                 ----           --------
THREE MONTHS ENDED JUNE 30,                         1997                 1996           % CHANGE
                                                    ----                 ----           --------
NET INCOME ..............................       $     72,546         $      65,088        11.5 %
PER COMMON SHARE AMOUNTS(1)..............
     Net income .........................       $       0.46         $        0.40        15.0
     Cash dividends declared ............       $       0.18         $        0.16        12.5
AVERAGE COMMON SHARES OUTSTANDING(1) ....            159,245               160,826        (1.0)
KEY RATIOS
Return on:
     Average total assets ...............               1.35%                 1.32%        2.3
     Average shareholders' equity .......              18.52%                17.56%        5.5
Efficiency ratio ........................              53.46%                56.86%       (6.0)
Average equity/average assets ...........               7.26%                 7.51%       (3.3)
Net Interest Margin .....................               4.50%                 4.15%        8.4


-----------------------------------------            ----                 ----           --------
SIX MONTHS ENDED JUNE 30,                            1997                 1996           % CHANGE
                                                     ----                 ----           --------
NET INCOME ..............................       $    138,996         $     127,913         8.7 %
PER COMMON SHARE AMOUNTS(1)..............
     Net income .........................       $       0.88         $        0.79        11.4
     Cash dividends declared ............       $       0.36         $        0.32        12.5
AVERAGE COMMON SHARES OUTSTANDING(1) ....            158,180               162,121        (2.4)
KEY RATIOS
Return on:
     Average total assets ...............               1.31%                 1.29%        1.6
     Average shareholders' equity .......              18.14%                16.77%        8.2
Efficiency ratio ........................              54.82%                57.53%       (4.7)
Average equity/average assets ...........               7.24%                 7.70%       (6.0)
Net Interest Margin .....................               4.43%                 4.09%        8.3

-----------------------------------------           ----                 ----           --------
AT JUNE 30,                                         1997                 1996           % CHANGE
                                                    ----                 ----           --------
Total Loans .............................       $ 15,132,937        $  13,688,675        10.6 %
Total Deposits ..........................       $ 14,591,064        $  13,112,831        11.3
Total Assets ............................       $ 21,584,242        $  20,321,166         6.2
Shareholders' Equity ....................       $  1,640,329        $   1,475,296        11.2

Period-End Shares Outstanding (1) .......        159,288,371          160,640,693        (0.8)
Shareholders' Equity Per Common Share (1)       $      10.30        $        9.18        12.2

Total Risk-Adjusted Assets ..............       $ 18,201,642        $  16,834,872         8.1
Tier 1 Risk-Based Capital Ratio .........               8.90%                8.05%       10.6
Total Risk-Based Capital Ratio ..........              12.26%               11.59%        5.8
Tier 1 Leverage Ratio ...................               7.55%                6.81%       10.9




(1) Adjusted for the ten percent stock dividend distributed July 1997.

FINANCIAL REVIEW

INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1997 AND DECEMBER 31, 1996

----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                         JUNE 30, 1997                   December 31, 1996
----------------------------------------------------------------------------------------------------------
                                         AMORTIZED COST     FAIR VALUE       Amortized Cost     Fair Value
----------------------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years ..................           $   156           $   156           $   156           $   156
                                            -------           -------           -------           -------
        Total ...................               156               156               156               156
                                            -------           -------           -------           -------
States and political subdivisions
     Under 1 year ...............            18,674            18,736            13,875            13,955
     1-5 years ..................            17,390            17,679            22,283            22,706
     6-10 years .................            18,253            18,449            20,143            20,304
     Over 10 years ..............               499               515             3,987             3,986
                                            -------           -------           -------           -------
        Total ...................            54,816            55,379            60,288            60,951
                                            -------           -------           -------           -------
Total Investment Securities .....           $54,972           $55,535           $60,444           $61,107
                                            =======           =======           =======           =======

FINANCIAL REVIEW

SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1997 AND DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             JUNE 30, 1997                 December 31, 1996
------------------------------------------------------------------------------------------------------------
                                             AMORTIZED COST     FAIR VALUE     Amortized Cost    Fair Value
------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year ......................       $    6,977       $    7,036       $   58,572       $   58,835
     1-5 years .........................          536,380          527,926          390,881          384,021
     6-10 years ........................          165,236          157,857          159,747          153,489
                                               ----------       ----------       ----------       ----------
        Total ..........................          708,593          692,819          609,200          596,345
                                               ----------       ----------       ----------       ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year ......................               78               80               --               --
     1-5 years .........................           25,337           25,187          179,601          182,239
     6-10 years ........................          731,243          717,459          842,331          830,653
     Over 10 years .....................          408,698          410,182          259,214          259,519
                                               ----------       ----------       ----------       ----------
        Total ..........................        1,165,356        1,152,908        1,281,146        1,272,411
                                               ----------       ----------       ----------       ----------
     Other agencies
     Under 1 year ......................            8,270            8,275           63,586           63,823
     1-5 years .........................        1,440,178        1,431,139        1,843,924        1,845,256
     6-10 years ........................          236,327          235,817          176,519          175,143
     Over 10 years .....................          430,355          428,061          343,946          341,968
                                               ----------       ----------       ----------       ----------
        Total ..........................        2,115,130        2,103,292        2,427,975        2,426,190
                                               ----------       ----------       ----------       ----------
Total U.S. Treasury and Federal agencies        3,989,079        3,949,019        4,318,321        4,294,946
                                               ----------       ----------       ----------       ----------
Other
     Under 1 year ......................            7,306            7,449            7,305            7,497
     1-5 years .........................            7,701            7,946            9,304            9,706
     6-10 years ........................          191,830          191,740          157,904          158,906
     Over 10 years .....................          258,784          259,531          265,534          265,649
     Marketable equity securities ......            8,480            7,339            8,480            7,229
                                               ----------       ----------       ----------       ----------
        Total ..........................          474,101          474,005          448,527          448,987
                                               ----------       ----------       ----------       ----------
Total Securities Available for Sale ....       $4,463,180       $4,423,024       $4,766,848       $4,743,933
                                               ==========       ==========       ==========       ==========

FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                      ---------------------------         ---------------------------
                                                        1997              1996              1997              1996
                                                      ---------         ---------         ---------         ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD        $ 208,763         $ 197,375         $ 199,058         $ 194,456
Allowance of assets acquired/other ............             149                 0             6,177             2,200
Loan losses ...................................         (27,639)          (17,417)          (47,598)          (33,124)
Recoveries of loans previously charged off ....           5,034             4,685             9,778             9,288
Provision for loan losses .....................          26,382            11,843            45,274            23,666
                                                      ---------         ---------         ---------         ---------
ALLOWANCE FOR LOAN LOSSES END OF PERIOD .......       $ 212,689         $ 196,486         $ 212,689         $ 196,486
                                                      =========         =========         =========         =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized .................            0.60 %            0.38 %            0.52 %            0.36 %
  Provision for loan losses--annualized .......            0.70 %            0.35 %            0.62 %            0.36 %
Allowance for loan losses as a % of total loans            1.41 %            1.44 %            1.41 %            1.44 %
Net loan loss coverage (1) ....................            6.13 x            8.72 x            6.89 x            9.25 x

(1) Income before taxes and the provision for loan losses to net loan losses.


------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                           1997                                  1996
                                               ----------------------        -------------------------------------
(in thousands of dollars)                       II Q            I Q           IV Q           III Q          II Q
                                               -------        -------        -------        -------        -------
Non-accrual loans ......................       $53,545        $57,912        $47,155        $49,800        $51,470
Renegotiated loans .....................         3,206          3,313          3,326          5,174          5,558
                                               -------        -------        -------        -------        -------
TOTAL NON-PERFORMING LOANS .............        56,751         61,225         50,481         54,974         57,028
                                               -------        -------        -------        -------        -------
Other real estate, net .................        13,869         19,850         16,772         15,610         21,720
                                               -------        -------        -------        -------        -------
TOTAL NON-PERFORMING ASSETS ............       $70,620        $81,075        $67,253        $70,584        $78,748
                                               =======        =======        =======        =======        =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .....................          0.38%          0.41%          0.35%          0.39%          0.42%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE          0.47%          0.54%          0.47%          0.51%          0.57%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS .................        374.78%        340.98%        394.32%        364.20%        344.54%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS        297.52%        254.48%        291.69%        274.54%        238.03%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE        $35,185        $35,852        $34,056        $32,382        $29,859
                                               =======        =======        =======        =======        =======

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis (1)                                               2ND QUARTER 1997                   1ST QUARTER 1997
                                                                       --------------------------       --------------------------
(in millions of dollars)                                                 AVERAGE           YIELD/         AVERAGE           YIELD/
                                                                         BALANCE            RATE          BALANCE            RATE
                                                                       --------------------------       --------------------------
ASSETS
Interest bearing deposits in banks ................................    $     1              4.61%       $     1             6.77%
Trading account securities ........................................         11              5.67              8             5.29
Federal funds sold and securities purchased under resale agreements         30              5.53             20             5.78
Mortgages held for sale ...........................................        114              7.69             86             7.74
Securities:
      Taxable .....................................................      4,867              6.36          4,878             6.36
      Tax exempt ..................................................         92              8.55             91             8.96
                                                                       -------                          -------
           Total Securities .......................................      4,959              6.41          4,969             6.41
                                                                       -------                          -------
Loans
     Commercial ...................................................      4,689              8.45          4,531             8.41
     Real Estate
          Construction ............................................        535              9.03            496             8.83
          Mortgage ................................................      2,921              8.58          2,792             8.50
     Consumer
           Loans ..................................................      5,487              9.19          5,421             8.78
           Leases .................................................      1,382              7.63          1,252             7.84
                                                                       -------                          -------
          Total Loans .............................................     15,014              8.69         14,492             8.53
          Allowance for loan losses/loan fees .....................        216                              208
                                                                       -------                          -------
          Net loans ...............................................     14,798              9.25         14,284             9.00
                                                                       -------                          -------
          Total earning assets ....................................     20,129              8.54%        19,576             8.34%
                                                                       -------                          -------
Cash and due from banks ...........................................        802                              774
All other assets ..................................................        915                              920
                                                                       -------                          -------
TOTAL ASSETS ......................................................    $21,630                          $21,062
                                                                       =======                          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing demand deposits .........................    $ 2,403                         $  2,305
     Interest bearing demand deposits .............................      2,597              2.25%         2,574             2.37%
     Savings deposits .............................................      2,738              3.47          2,591             3.32
     Other domestic time deposits .................................      4,774              5.56          4,462             5.53
                                                                       -------                          -------
          Total core deposits .....................................     12,512              4.14         11,932             4.09
                                                                       -------                          -------
Certificates of deposit of $100,000 or more .......................      1,327              5.57          1,017             5.35
Foreign time deposits .............................................        501              5.71            401             5.65
                                                                       -------                          -------
     Total deposits ...............................................     14,340              4.37         13,350             4.26
                                                                       -------                          -------
Short-term borrowings .............................................      3,320              5.22          3,958             5.14
Long-term debt ....................................................      1,954              6.07          1,790             5.90
                                                                       -------                          -------
     Interest bearing liabilities .................................     17,211              4.73%        16,793             4.65%
                                                                       -------                          -------
All other liabilities .............................................        445                              446
Shareholders' equity ..............................................      1,571                            1,518
                                                                       -------                          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $21,630                          $21,062
                                                                       =======                          =======

Net interest rate spread ..........................................                         3.81%                           3.69%
Impact of non-interest bearing funds on margin ....................                         0.69%                           0.66%
NET INTEREST MARGIN ...............................................                         4.50%                           4.35%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

-----------------------------------------------------------------------------------------
    4TH QUARTER 1996                3RD QUARTER 1996               2ND QUARTER 1996
-------------------------       -------------------------       -------------------------
AVERAGE            YIELD/       AVERAGE            YIELD/       AVERAGE           YIELD/
BALANCE            RATE         BALANCE            RATE         BALANCE           RATE
-------------------------       -------------------------       -------------------------
$     2             5.26%       $     2             5.91%       $     2             9.43%
     16             5.69             15             5.83             14             5.47
     25             5.55             17             6.61             29             5.33
    101             7.97            109             8.23            117             7.62

  4,632             6.35          4,593             6.39          4,609             6.52
     85             8.89             89             9.32             96             9.75
-------                         -------                         -------
  4,717             6.40          4,682             6.44          4,705             6.58
-------                         -------                         -------

  4,415             7.62          4,275             7.72          4,319             7.68

    454             8.45            413             8.46            386             8.50
  2,761             8.53          2,793             8.50          2,783             8.49

  5,365             8.79          5,225             8.85          5,142             9.04
  1,112             7.90            991             7.88            885             7.85
-------                         -------                         -------
 14,107             8.29         13,697             8.34         13,515             8.40
    206                             202                             199
-------                         -------                         -------
 13,901             8.60         13,495             8.73         13,316             8.75
-------                         -------                         -------
 18,968             8.04%        18,522             8.15%        18,382             8.19%
-------                         -------                         -------
    772                             754                             755
    903                             853                             906
-------                         -------                         -------
$20,437                         $19,927                         $19,844
=======                         =======                         =======


$ 2,349                         $ 2,315                         $ 2,307
  2,540             2.34%         2,561             2.36%         2,595             2.40%
  2,518             3.32          2,474             3.21          2,437             3.19
  4,402             5.64          4,417             5.56          4,406             5.61
-------                         -------                         -------
 11,809             4.14         11,767             4.08         11,745             4.10
-------                         -------                         -------
    987             5.33          1,011             5.25            971             5.37
    390             5.71            343             5.85            219             6.17
-------                         -------                         -------
 13,186             4.30         13,121             4.24         12,935             4.26
-------                         -------                         -------
  3,775             5.17          3,114             5.35          3,061             5.39
  1,526             5.73          1,810             6.22          1,927             6.40
-------                         -------                         -------
 16,138             4.64%        15,730             4.69%        15,616             4.75%
-------                         -------                         -------
    442                             406                             430
  1,508                           1,476                           1,491
-------                         -------                         -------
$20,437                         $19,927                         $19,844
=======                         =======                         =======

                    3.40%                          3.46%                            3.44%
                    0.70%                          0.70%                            0.71%
                    4.10%                          4.16%                            4.15%

SELECTED QUARTERLY INCOME STATEMENT DATA


----------------------------------------------------------------------------------------------------------------------------------
                                                                      1997                                  1996
                                                              -----------------------       --------------------------------------
(in thousands of dollars, except per share amounts)             IIQ             IQ            IVQ            IIIQ         IIQ
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME .............                           $429,152       $405,184       $382,667       $378,422       $375,079
TOTAL INTEREST EXPENSE ............                            203,976        193,664        189,555        186,721        185,786
                                                              --------       --------       --------       --------       --------
NET INTEREST INCOME ...............                            225,176        211,520        193,112        191,701        189,293
Provision for loan losses .........                             26,382         18,892         21,134         20,250         11,843
                                                              --------       --------       --------       --------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .......                            198,794        192,628        171,978        171,451        177,450
                                                              --------       --------       --------       --------       --------
Service charges on deposit accounts                             24,700         23,795         23,418         23,342         23,132
Mortgage banking ..................                              7,903          7,179          8,492          9,680          7,976
Trust services ....................                              9,512          9,871          8,461          8,432          8,324
Electronic banking fees ...........                              5,525          3,925          3,532          2,988          2,172
Credit card fees ..................                              4,332          4,051          5,034          4,092          8,544
Investment product sales ..........                              3,477          4,130          3,000          2,694          3,286
Securities gains ..................                              3,604          1,977          4,240          6,173            200
Other .............................                             10,497         10,873         10,450         13,627         13,542
                                                              --------       --------       --------       --------       --------
TOTAL NON-INTEREST INCOME .........                             69,550         65,801         66,627         71,028         67,176
                                                              --------       --------       --------       --------       --------
Salaries ..........................                             62,943         60,662         58,083         58,475         56,776
Commissions .......................                              3,920          4,405          3,441          3,117          3,480
Employee benefits .................                             13,508         16,448         10,952         13,858         14,801
Equipment .........................                             11,900         11,137         11,578         10,670         10,267
Net occupancy .....................                              9,872         11,431         10,232         10,602         10,835
Advertising .......................                              4,830          6,421          2,685          2,845          4,052
Printing and supplies .............                              3,901          3,833          3,967          3,712          4,164
Credit card and electronic banking                               3,693          2,653          3,659          4,255          4,023
Legal and loan collection .........                              2,704          2,354          3,658          2,000          2,498
Other .............................                             38,855         35,971         29,151         32,044         34,570
                                                              --------       --------       --------       --------       --------
TOTAL NON-INTEREST EXPENSE ........                            156,126        155,315        137,406        141,578        145,466
                                                              --------       --------       --------       --------       --------
INCOME BEFORE INCOME TAXES ........                            112,218        103,114        101,199        100,901         99,160
Provision for income taxes ........                             39,672         36,664         33,474         34,438         34,072
                                                              --------       --------       --------       --------       --------
NET INCOME ........................                           $ 72,546       $ 66,450       $ 67,725       $ 66,463       $ 65,088
                                                              ========       ========       ========       ========       ========

PER COMMON SHARE (1)
  Net income ......................                           $   0.46       $   0.42       $   0.43       $   0.42       $   0.40
  Cash dividends declared .........                           $   0.18       $   0.18       $   0.18       $   0.18       $   0.16

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...............                           $225,176       $211,520       $193,112       $191,701       $189,293
Tax Equivalent Adjustment (2) .....                              1,264          1,285          1,210          1,204          1,319
                                                              ========       ========       ========       ========       ========
Tax Equivalent Net Interest Income                            $226,440       $212,805       $194,322       $192,905       $190,612
                                                              ========       ========       ========       ========       ========

(1) Adjusted for the ten percent stock dividend distributed July 1997.
(2) Calculated assuming a 35% tax rate.

           PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4. Submission of Matters to a Vote of Security Holders

        Huntington Bancshares Incorporated held its annual meeting of shareholders on April 24, 1997. At that meeting, shareholders approved the following management proposals:

                                                                                    ABSTAIN/                  BROKER
                                                    FOR              AGAINST        WITHHELD                 NON-VOTES
                                                    ---              -------        --------                 ---------
1. Election of directors
to serve as Class I
Directors until the year 2000
Annual Meeting of Shareholders
as follows:

  Robert H. Schottenstein                       113,842,586                         1,308,664
  Zuheir Sofia                                  113,775,803                         1,375,447
  William J. Williams                           113,894,975                         1,256,275

2.  Proposal to approve the
Huntington Bancshares Incorporated
Amended and Restated 1994
Stock Option Plan
                                                106,466,507         4,578,971       1,712,271               2,393,501

3. Ratification of Ernst &
Young LLP to serve as independent
auditors for the Corporation
for the year 1997
                                                114,094,908           625,580         396,020                  34,742

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

            10. (a) Agreement and Plan of Merger, dated May 5, 1997, between
                Huntington Bancshares Incorporated and First Michigan Bank Corporation -- previously filed as Exhibit 2(a) to Current Report on Form 8-K, dated May 5, 1997, and incorporated herein by reference.

                (b) Supplemental Agreement, dated May 5, 1997, between Huntington Bancshares Incorporated and First Michigan Bank Corporation -- previously filed as Exhibit 2(b) to Current Report on Form 8-K, dated May 5, 1997, and incorporated herein by reference.

                (c) Warrant Purchase Agreement, dated May 5, 1997, between Huntington Bancshares Incorporated and First Michigan Bank Corporation -- previously filed as Exhibit 2(c) to Current Report on Form 8-K, dated May 5, 1997, and incorporated herein by reference.

                (d) Warrant to Purchase 5,268,716 shares of First Michigan Bank Corporation common stock, dated May 5, 1997 -- previously filed as Exhibit 2(d) to Current Report on Form 8-K, dated May 5, 1997, and incorporated herein by reference.

        11.     Computation of Earnings Per Share

        27.     Financial Data Schedule

(b)     Reports on Form 8-K

        1. Three reports on Form 8-K were filed under report item numbers 5 and 7, during the second quarter of 1997. The first report was dated April 9, 1997, concerning Huntington's results of operations for the quarter ended March 31, 1997. Huntington announced its pending acquisition of First Michigan Bank Corporation in a report dated May 5, 1997. In a report dated June 19, 1997, Huntington announced that it was temporarily reactivating its stock repurchase program.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Huntington Bancshares Incorporated
                                                      (Registrant)




Date: August 14, 1997                        /s/ Ralph K. Frasier
                                             --------------------------------
                                             Ralph K. Frasier
                                             General Counsel and Secretary




Date: August 14, 1997                        /s/ Gerald R. Williams
                                             --------------------------------
                                             Gerald R. Williams
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (principal accounting officer)