Form 10-Q
period 1997-09-30
HUNTINGTON BANCSHARES INC/MD
filed 1997-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


         Yes   X          No
             =====           =====


There were 191,241,481 shares of Registrant's without par value common stock outstanding on October 31, 1997.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                        SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                                     1997               1996               1996
                                                                --------------     --------------     --------------
ASSETS
Cash and due from banks ...................................      $  1,032,222       $  1,071,361       $  1,025,829
Interest bearing deposits in banks ........................             7,580              3,418              3,002
Trading account securities ................................            54,297              1,873             11,444
Federal funds sold and securities
     purchased under resale agreements ....................           309,882             21,066             24,668
Mortgages held for sale ...................................           145,584            121,422            116,793
Securities available for sale - at fair value .............         5,435,715          5,209,393          5,222,930
Investment securities - fair value $35,078; $354,702;
     and $376,473, respectively ...........................            34,514            345,135            367,308
Total loans (1) ...........................................        17,692,634         16,758,155         16,359,080
     Less allowance for loan losses .......................           257,883            230,778            230,989
                                                                 ------------       ------------       ------------
Net loans .................................................        17,434,751         16,527,377         16,128,091
                                                                 ------------       ------------       ------------
Premises and equipment ....................................           392,777            380,460            381,332
Customers' acceptance liability ...........................            21,858             56,248             56,023
Accrued income and other assets ...........................           706,955            634,193            661,040
                                                                 ------------       ------------       ------------
TOTAL ASSETS ..............................................      $ 25,576,135       $ 24,371,946       $ 23,998,460
                                                                 ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) ........................................      $ 17,589,786       $ 16,402,312       $ 16,153,791
Short-term borrowings .....................................         2,905,003          4,107,923          3,920,210
Bank acceptances outstanding ..............................            21,858             56,248             56,023
Long-term debt ............................................         2,365,831          1,585,863          1,720,712
Company obligated mandatorily redeemable capital securities
of Huntington Capital I ...................................           200,000              ---                ---
Accrued expenses and other liabilities ....................           547,666            433,942            381,035
                                                                 ------------       ------------       ------------
     Total Liabilities ....................................        23,630,144         22,586,288         22,231,771
                                                                 ------------       ------------       ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          300,000,000 shares; issued and outstanding
          193,282,613; 182,265,457; and 182,233,920
          shares, respectively ............................         1,528,771          1,290,968          1,290,938
      Less 2,148,882; 9,284,844; and 7,514,688
          treasury shares, respectively ...................           (49,494)          (204,634)          (160,641)
     Capital surplus ......................................           401,847            401,176            403,651
     Net unrealized gains (losses) on securities
          available for sale ..............................             2,793            (13,931)           (33,506)
     Retained earnings ....................................            62,074            312,079            266,247
                                                                 ------------       ------------       ------------
     Total Shareholders' Equity ...........................         1,945,991          1,785,658          1,766,689
                                                                 ------------       ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................      $ 25,576,135       $ 24,371,946       $ 23,998,460
                                                                 ============       ============       ============


See notes to consolidated financial statements.
(1) See page 8 for detail of total loans and total deposits.

CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
(in thousands of dollars, except per share amounts)              SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ------------------------------      -------------------------------
                                                             1997              1996              1997              1996
Interest and fee income ...........................      ------------      ------------      ------------      -------------
     Loans ........................................      $    409,395      $    356,331      $  1,203,144      $  1,046,769
     Securities ...................................            88,221            86,180           267,955           265,365
     Other ........................................             5,205             2,942            10,614            10,882
                                                         ------------      ------------      ------------      ------------
               TOTAL INTEREST INCOME ..............           502,821           445,453         1,481,713         1,323,016
                                                         ------------      ------------      ------------      ------------
Interest Expense
     Deposits .....................................           168,861           146,103           479,733           431,636
     Short-term borrowings ........................            44,888            44,271           145,087           133,659
     Long-term debt ...............................            31,914            28,843            89,226            91,688
                                                         ------------      ------------      ------------      ------------
               TOTAL INTEREST EXPENSE .............           245,663           219,217           714,046           656,983
                                                         ------------      ------------      ------------      ------------
               NET INTEREST INCOME ................           257,158           226,236           767,667           666,033
                                                         ------------      ------------      ------------      ------------
Provision for loan losses .........................            28,351            22,978            81,562            51,333
                                                         ------------      ------------      ------------      ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES           228,807           203,258           686,105           614,700
                                                         ------------      ------------      ------------      ------------
Total non-interest income (1) .....................            96,097            81,384           254,329           235,894
Total non-interest expense (1) ....................           244,910           168,473           614,576           510,502
                                                         ------------      ------------      ------------      ------------
               INCOME BEFORE INCOME TAXES .........            79,994           116,169           325,858           340,092
Provision for income taxes ........................            38,762            38,725           123,844           114,955
                                                         ------------      ------------      ------------      ------------
               NET INCOME .........................      $     41,232      $     77,444      $    202,014      $    225,137
                                                         ============      ============      ============      ============

PER COMMON SHARE (2)
     Net income ...................................             $0.22             $0.40             $1.06             $1.16
     Cash dividends declared ......................             $0.20             $0.18             $0.56             $0.50

AVERAGE COMMON SHARES OUTSTANDING (2) .............       191,245,312       191,710,810       190,562,120       193,293,766

See notes to consolidated financial statements.
(1) See page 9 for detail of non-interest income and non-interest expense.
(2) Adjusted for stock splits and stock dividends, as applicable.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                              NET
                                                                                                  UNREALIZED
                                              COMMON   COMMON     TREASURY  TREASURY    CAPITAL  GAINS(LOSSES) RETAINED
                                              SHARES    STOCK      SHARES     STOCK     SURPLUS  ON SECURITIES EARNINGS     TOTAL
-------------------------------------------- -------- ----------  --------  ---------  --------  ------------ ---------- -----------

Nine Months Ended September 30, 1996:
 Balance, beginning of period                163,172  $1,075,057   (8,352)  ($180,632)   $382,732   $42,790   $452,746  $1,772,693
    Stock issued for acquisitions                                   4,733     102,760       5,037                          107,797
    Net income                                                                                                 225,137     225,137
    Cash dividends declared
       ($.50 per share)                                                                                        (82,556)    (82,556)
    Stock options exercised                                           179       3,566      (2,984)                             582
    10% stock dividend                        10,431     208,110    2,837      78,030       2,444             (288,790)       (206)
    Treasury shares purchased                                      (8,066)   (190,294)       (582)                        (190,876)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                          994      22,378         386                           22,764
      Employee benefit plans                                          160       3,551         246                            3,797
    Conversion of convertible notes               50         342                                                               342
    Change in net unrealized gains (losses)
      on securities available for sale                                                              (76,296)               (76,296)
    Pre-merger transactions of pooled
      subsidiary                               8,581       7,429                           16,372              (40,290)    (16,489)
                                             -------  ----------   ------    --------    --------    ------   --------  ----------
 Balance, end of period                      182,234  $1,290,938   (7,515)  ($160,641)   $403,651  ($33,506)  $266,247  $1,766,689
                                             =======  ==========   ======    ========    ========    ======   ========  ==========


Nine Months Ended September 30, 1997:
 Balance, beginning of period                182,265  $1,290,968   (9,285)  ($204,634)   $401,176  ($13,931)  $312,079  $1,785,658
    Stock issued for acquisition                                    2,881      65,220      12,560                           77,780
    Net income                                                                                                 202,014     202,014
    Cash dividends declared
       ($.56 per share)                                                                                        (89,668)    (89,668)
    Stock options exercised                                           242       3,415      (1,921)                           1,494
    10% stock dividend                         9,181     236,214    5,274     124,920     (51,487)            (309,847)       (200)
    Treasury shares purchased                                      (1,930)    (53,427)     (2,748)                         (56,175)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                          534      11,968       2,345                           14,313
      Employee benefit plans                                          135       3,044         810                            3,854
    Change in net unrealized gains (losses)
      on securities available for sale                                                               16,724                 16,724
    Pre-merger transactions of pooled
       subsidiary                              1,836       1,589                           41,112              (52,504)     (9,803)
                                             -------  ----------   ------    --------    --------    ------   --------  ----------
 Balance, end of period                      193,282  $1,528,771   (2,149)   ($49,494)   $401,847    $2,793   $ 62,074  $1,945,991
                                             =======  ==========   ======    ========    ========    ======   ========  ==========



See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1997               1996
                                                                           ----------------   ----------------
OPERATING ACTIVITIES
     Net Income .......................................................      $   202,014       $   225,137
     Adjustments to reconcile net income to net cash
     provided by operating activities
             Provision for loan losses ................................           81,562            51,333
             Provision for depreciation and amortization ..............           46,605            65,813
             Deferred income tax expense ..............................           20,954            10,975
             (Increase) decrease in trading account securities ........          (52,424)            1,480
             (Increase) decrease in mortgages held for sale ...........          (24,162)           51,538
             Net gains on sales of securities .........................           (6,944)          (13,379)
             Net gains on sales of loans ..............................           (7,432)                0
             Decrease in accrued income receivable ....................           12,939             6,355
             Net increase in other assets .............................          (55,722)          (38,990)
             Increase (decrease) in accrued expenses ..................           60,226           (18,488)
             Net increase (decrease) in other liabilities .............           34,844           (26,314)
                                                                             -----------       -----------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES ..........          312,460           315,460
                                                                             -----------       -----------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks ........           (4,162)          286,952
     Proceeds from :
             Maturities and calls of investment securities ............           88,306            78,309
             Maturities and calls of securities available for sale ....          606,012           381,855
             Sales of securities available for sale ...................        1,876,997         2,096,102
     Purchases of:
             Investment securities ....................................           (2,962)          (15,530)
             Securities available for sale ............................       (2,267,962)       (2,416,828)
     Proceeds from sales of loans .....................................          408,258            94,755
     Net loan originations, excluding sales ...........................       (1,092,320)         (912,377)
     Proceeds from disposal of premises and equipment .................            6,381             1,616
     Purchases of premises and equipment ..............................          (39,487)          (39,131)
     Proceeds from sales of other real estate .........................           13,848            14,000
     Net cash (paid) received from purchase of subsidiaries ...........           (6,665)              631
                                                                             -----------       -----------
                   NET CASH USED FOR INVESTING ACTIVITIES .............         (413,756)         (429,646)
                                                                             -----------       -----------

FINANCING ACTIVITIES
     Increase in total deposits .......................................          717,165           251,802
     (Decrease) increase in short-term borrowings .....................       (1,213,266)          282,071
     Proceeds from issuance of long-term debt .........................        1,442,500           450,424
     Payment of long-term debt ........................................         (462,704)         (863,244)
     Dividends paid on common stock, including pre-merger dividends
             of pooled subsidiary .....................................         (101,221)          (92,143)
     Repurchase of common stock .......................................          (56,175)         (199,381)
     Proceeds from issuance of common stock ...........................           24,674            31,397
                                                                             -----------       -----------
                   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          350,973          (139,074)
                                                                             -----------       -----------
                   CHANGE IN CASH AND CASH EQUIVALENTS ................          249,677          (253,260)
                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...        1,092,427         1,303,757
                                                                             -----------       -----------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $ 1,342,104       $ 1,050,497
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

C. On September 30, 1997, Huntington completed the acquisition of First Michigan Bank Corporation (First Michigan), a $3.7 billion bank holding company headquartered in Holland, Michigan. Huntington issued approximately 32.2 million shares of its common stock in exchange for all of the outstanding common stock of First Michigan. First Michigan had total loans and deposits of $2.7 billion and $3.1 billion, respectively, and total equity of $286 million at the date of acquisition. The transaction was accounted for as a pooling of interests; accordingly, all financial information appearing in this report, except dividends per share, has been restated to include the results of First Michigan.

The separate results of operations for Huntington and First Michigan were as follows ($ in millions, except per share):


                          Three Months Ended        Nine Months Ended
                             September 30,            September 30,
                          -------------------      -------------------
                           1997         1996        1997        1996
                          ------       ------      ------       ------
Net Interest Income:
   Huntington             $218.7       $191.7      $655.4       $565.7
   First Michigan           38.5         34.5       112.3        100.3
                          ------       ------      ------       ------
   Combined               $257.2       $226.2      $767.7       $666.0
                          ======       ======      ======       ======

Net Income (Loss):
   Huntington             $ 75.7       $ 66.4      $214.7       $194.3
   First Michigan          (34.5)        11.0       (12.7)        30.8
                          ------       ------      ------       ------
   Combined               $ 41.2       $ 77.4      $202.0       $225.1
                          ======       ======      ======       ======

                                      Three Months Ended    Nine Months Ended
                                         September 30,       September 30,
                                      ------------------    -----------------
                                       1997        1996     1997        1996
                                       ----        ----     ----        ----

Earnings (loss) per common share
outstanding:
   Huntington                         $ .48       $ .42     $1.36       $1.20
   First Michigan                     (1.24)        .39      (.46)       1.09
   Combined                           $ .22       $ .40     $1.06       $1.16

         In connection with the merger, Huntington incurred a restructuring charge of $35.0 million consisting primarily of personnel, facilities, and systems costs, as well as $12.2 million of professional fees and other costs to effect the merger (reported on a combined basis as "Special Charges"). Other one-time costs related to the acquisition were an additional loan loss provision of $4.8 million and non-interest expenses of $4.0 million. In addition, the acquired portfolio of investment securities held-to-maturity was sold and/or transferred to the available-for-sale category to maintain Huntington's existing interest rate risk position.

         In October 1997, Huntington completed its acquisition of The Bank of Winter Park (Winter Park), a $90 million bank headquartered in Winter Park, Florida. Huntington exchanged approximately 364,000 shares of its common stock for the outstanding shares of Winter Park in a transaction accounted for as a purchase. The results of Winter Park will be included in the consolidated financial statements from the date of acquisition.

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

D. In January 1997, Huntington Capital I, a Delaware statutory business trust owned by Huntington, issued $200 million of company obligated mandatorily redeemable capital securities. All of the common securities of Huntington Capital I are owned by Huntington. The proceeds from the issuance of the capital securities ($200 million) and common securities ($6.2 million) were used by Huntington Capital I to purchase from Huntington $206.2 million of Floating Rate Junior Subordinated Debentures. The subordinated debentures are the sole assets of the trust, bear interest at a variable annual rate equal to LIBOR plus .70% and mature on February 1, 2027. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt.

E. Per common share amounts have been calculated based on the weighted average number of common shares outstanding in each period, adjusted for stock dividends and stock splits, as applicable. The dilutive effects of unexercised stock options and convertible debentures were not significant for any period presented.

F. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income.

FINANCIAL REVIEW

--------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                  SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
                                                               1997                  1996                 1996
                                                           --------------        --------------       --------------
Commercial.............................................  $     5,341,003       $     5,129,836      $     5,032,806
Real Estate
     Construction......................................          884,724               699,013              631,209
     Commercial........................................        2,278,754             2,138,361            2,172,214
     Residential.......................................        1,272,806             1,485,568            1,483,914
Consumer
    Loans..............................................        6,415,914             6,122,730            5,995,248
    Leases.............................................        1,499,433             1,182,647            1,043,689
                                                           --------------        --------------       --------------
     TOTAL LOANS.......................................  $    17,692,634       $    16,758,155      $    16,359,080
                                                           ==============        ==============       ==============

--------------------------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
--------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                  SEPTEMBER 30,         DECEMBER 31,         SEPTEMBER 30,
                                                               1997                  1996                 1996
                                                           --------------        --------------       --------------
Demand deposits
     Non-interest bearing..............................  $     2,544,022       $     2,825,586      $     2,696,337
     Interest bearing..................................        3,591,275             3,181,512            3,076,517
Savings deposits.......................................        3,023,174             3,040,719            3,004,803
Certificates of deposit of $100,000 or more............        2,106,091             1,506,914            1,572,934
Other domestic time deposits...........................        6,057,623             5,437,131            5,463,246
Foreign time deposits..................................          267,601               410,450              339,954
                                                           --------------        --------------       --------------
     TOTAL DEPOSITS....................................  $    17,589,786       $    16,402,312      $    16,153,791
                                                           ==============        ==============       ==============

FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                         -----------------------     PERCENT      ----------------------      PERCENT
                                           1997          1996        CHANGE         1997          1996         CHANGE
-----------------------------------      --------      ---------    --------      --------      --------      --------
Service charges on deposit accounts      $ 30,382      $ 27,262       11.44%      $ 86,817      $ 80,235        8.20%
Mortgage banking ..................        20,672        11,897       73.76         39,826        33,522       18.81
Trust services ....................        12,124        10,381       16.79         36,083        31,514       14.50
Electronic banking fees ...........         5,947         3,452       72.28         16,503         8,013      105.95
Credit card fees ..................         5,073         4,255       19.22         13,791        17,859      (22.78)
Investment product sales ..........         4,987         3,054       63.29         14,321        10,463       36.87
Securities gains ..................         1,242         6,172        N.M.          6,944        13,379      (48.10)
Other .............................        15,670        14,911        5.09         40,044        40,909       (2.11)
                                         --------      --------                   --------      --------
TOTAL NON-INTEREST INCOME .........      $ 96,097      $ 81,384       18.08%      $254,329      $235,894        7.81%
                                         ========      ========                   ========      ========

------------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                         -----------------------     PERCENT      ----------------------      PERCENT
                                           1997          1996        CHANGE         1997          1996         CHANGE
-----------------------------------      --------      ---------    --------      --------      --------      --------

Salaries ..........................      $ 76,068      $ 69,480        9.48%      $223,025      $203,276        9.72%
Commissions .......................         6,139         3,407       80.19         15,287        11,006       38.90
Employee benefits .................        18,259        17,129        6.60         54,744        55,620       (1.57)
Equipment .........................        14,503        12,854       12.83         41,863        36,735       13.96
Net occupancy .....................        12,772        12,351        3.41         37,754        37,673        0.22
Advertising .......................         6,139         3,495       75.65         19,306        11,711       64.85
Printing and supplies .............         5,384         4,771       12.85         15,345        14,386        6.67
Credit card and electronic banking          3,581         4,490      (20.24)        10,433        12,479      (16.40)
Legal and loan collection .........         3,541         2,235       58.43          9,443         7,102       32.96
Special charges ...................        47,163             0        N.M.         47,163             0         N M
Other .............................        51,361        38,261       34.24        140,213       120,514       16.35
                                         --------      --------                   --------      --------
TOTAL NON-INTEREST EXPENSE ........      $244,910      $168,473       45.37%      $614,576      $510,502       20.39%
                                         ========      ========                   ========      ========


N.M. - Not meaningful

Management's Discussion and Analysis
------------------------------------

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

         On September 30, 1997, Huntington completed the acquisition of First Michigan Bank Corporation (First Michigan), a $3.6 billion bank holding company headquartered in Holland, Michigan. Huntington issued approximately 32.2 million shares of its common stock in exchange for all of the outstanding common stock of First Michigan in a pooling of interests transaction. First Michigan had total loans and deposits of $2.7 billion and $3.1 billion, respectively, and total equity of $285.8 million at the date of acquisition. In connection with the transaction, Huntington incurred a $35.0 million restructuring charge consisting primarily of personnel, facilities, and systems costs as well as $12.2 million of professional fees and other costs to effect the merger (reported on a combined basis as "Special Charges"). Other one-time costs in the quarter related to the First Michigan acquisition were an additional loan loss provision of $4.8 million and non-interest expenses of $4.0 million. All financial information appearing in this report, except dividends per share, has been restated for the pooling of interests with First Michigan.

         Huntington completed its acquisition of The Bank of Winter Park, a $90 million institution headquartered in Winter Park, Florida (Winter Park), on October 31, 1997. The transaction was accounted for as a purchase; accordingly, the results of Winter Park will be included in Huntington's consolidated financial statements from the date of acquisition.

OVERVIEW

         Huntington's net income, excluding merger-related charges, was $87.5 million, or $.46 per share, for the third quarter of 1997 compared with $77.4 million, or $.40 per share, for the same period last year. On this same basis, net income was $248.2 million, or $1.31 per share, during the first nine months of the year versus $225.1 million, or $1.16 per share, in the comparable period of 1996. Reported net income, including merger-related charges, was $41.2 million, or $.22 per share, in the recent quarter and $202.0 million, or $1.06 per share, year-to-date.

Excluding the impact of merger-related charges, Huntington's return on average equity (ROE) of 17.79% for the third quarter and 17.76% for the nine months just ended was up from 17.75% and 16.98% in the same periods one year ago. On this same basis, return on average assets (ROA) also improved to 1.37% and 1.32%, respectively, versus 1.33% and 1.30% in the comparable periods last year. Including merger-related charges, ROE was 8.41% and 14.48%, respectively, in the three and nine months just ended; ROA was 0.65% and 1.08%, respectively, in these same periods.

         Total assets were $25.6 billion at September 30, 1997, up 4.9% from year end and 6.6% from third quarter 1996. This growth was attributable to a broad-based increase in loans, with particularly strong results in the consumer category.

         Total deposits grew 7.2% from December 31, 1996, and 8.9% compared with one year ago. Core deposits represent Huntington's most significant source of funding; when combined with other core funding sources, they provide approximately 70% of Huntington's funding needs.

         Huntington's wholesale liability mix changed somewhat since year end, as certain short-term borrowings were replaced upon maturity with medium term notes having a contractual term greater than one year (a component of long-term debt). The January 1997 issuance of $200 million of capital securities by a special-purpose subsidiary of Huntington provided additional long-term funding. The capital securities were a cost-effective means of strengthening Huntington's regulatory capital position.

         Shareholders' equity increased 9.0% in the first nine months of 1997 and was up 10.1% from one year ago. The higher equity was primarily the result of retained earnings and the common stock issued by Huntington in its February 1997 acquisition of Citi-Bancshares, Inc., a $548 million one-bank holding company headquartered in Leesburg, Florida.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income was $257.2 million and $767.7 million, respectively, for the three and nine months ended September 30, 1997, an increase of 13.7% for the quarter and 15.3% year-to-date. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided a benefit of $1.2 million in the recent quarter and $3.5 million for the first nine months of 1997, versus reductions in the same periods one year ago of $12.4 million and $43.0 million. Higher loan volumes also contributed to the increase in net interest income. The net interest margin, on a fully tax equivalent basis, was 4.41% during the three months just ended compared with 4.25% in the third quarter of 1996. The latter percentage was negatively impacted by off-balance sheet interest rate contracts that reduced the margin by 27 basis points, a significant component of which was amortization of net losses from closed positions. At September 30, 1997, deferred gains and losses remaining to be amortized were immaterial.

PROVISION FOR LOAN LOSSES

          The provision for loan losses, including the additional provision of $4.8 million from the First Michigan acquisition, was $28.4 million in the third quarter of 1997, up from $23.0 million in the same period last year. The year-to-date provision was $81.6 million, compared with $51.3 million for the first nine months of 1996. Net charge-offs (annualized) as a percent of average total loans were .41% in the quarter just ended and .46% for the nine months, versus .46% and .38% for the respective periods last year.

NON-INTEREST INCOME

         Non-interest income, excluding securities transactions, was $94.9 million and $247.4 million, respectively, in the recent three and nine month periods. Adjusted for non-recurring items, the most significant component of which was a third quarter 1997 gain of $7.0 million on the sale of single family residential loans (included in "mortgage banking income"), non-interest income was up 14.1% from the three months ended September 30, 1996. On this same basis, the increase for the nine months was 10.9%. Growth in electronic banking fees, investment product sales, and trust revenues was particularly strong.

NON-INTEREST EXPENSE

         Non-interest expense, excluding the restructuring charge and other merger-related costs, was $193.7 million in the three months just ended and $563.4 million in the first nine months of the year, up from $168.5 million and $510.5 million in the year-ago periods. Higher advertising, marketing, and volume driven expenses in 1997 represent the majority of the increase. Personnel costs (salaries, commissions, and benefits) were up approximately 11.6% for the quarter and 8.6% on a year-to-date basis, which is indicative of more full-time equivalent employees and normal salary adjustments. The larger organization, fueled by higher business volumes, acquisitions, and new business initiatives, also contributed to an increase in various other components of non-interest expense. The efficiency ratio for the recent three months was 55.1% compared with 55.9% in third quarter 1996.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $38.8 million in the third quarter and $123.8 million in the first nine months of the year, versus $38.7 million and $115.0 million, respectively, in the same periods of 1996. The higher effective tax rate in 1997 was attributable to nondeductible costs incurred in connection with the First Michigan acquisition.

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

         At September 30, 1997, the results of Huntington's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis points increase or a 100-200 basis points decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income would be expected to decrease 1.5% if rates rose 200 basis points.

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

                                                 Average                 Average Rate
                                      Notional   Maturity  Market       ----------------
(dollars in millions)                  Value     (years)   Value        Receive     Pay
-----------------------------------------------------------------------------------------
September 30, 1997:
ASSET CONVERSION SWAPS
Receive fixed                         $  700       1.33     ($1.7)       5.80%      5.72%
Receive fixed-amortizing                  92        .75       (.3)       5.27       5.84
                                      ------                -----
TOTAL ASSET CONVERSION SWAPS          $  792       1.26     ($2.0)       5.73%      5.74%
                                      ======                =====

LIABILITY CONVERSION SWAPS
Receive fixed                         $1,490       2.10     $20.0        6.30%      5.74%
Receive fixed-amortizing                 190       1.75      (2.2)       5.63       5.66
                                      ------                -----
TOTAL LIABILITY CONVERSION SWAPS      $1,680       2.06     $17.8        6.22%      5.73%
                                      ======                =====

BASIS PROTECTION SWAPS                $  435       1.60     ($ .3)       5.78%      5.77%
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

         The notional values of the swap portfolio represent contractual amounts on which interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At September 30, 1997, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $50.9 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $250 million at the recent quarter-end. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related tables.

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

         Asset quality continues to be strong. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $92.2 million at September 30, 1997, or .52% of total loans and other real estate. Non-performing loans represented .44% of total loans and loans past due ninety days or more but continuing to accrue interest (primarily consumer and residential real estate) were $43.1 million at the recent quarter-end.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historical loss experience, prevailing economic conditions, and other relevant factors. At September 30, 1997, the ALL represented 1.46% of total loans and covered non-performing loans 3.29 times; when combined with the allowance for other real estate, it was 277.3% of total non-performing assets.

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

         Huntington's ratio of average equity to average assets was 7.67% in the recent quarter compared with 7.47% in the same three months one year ago. Huntington showed improvement during the first nine months of the year in each of the key regulatory capital ratios, as the above-mentioned capital securities issued by a special-purpose subsidiary of Huntington are considered a component of Tier 1 capital under Federal Reserve Board guidelines. In addition, Huntington's bank subsidiaries had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.

         On February 21, 1996, the Board of Directors authorized Huntington to repurchase up to 12.1 million additional shares of its common stock (as adjusted for subsequent stock dividends) through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. Huntington purchased 1.9 million shares in the first nine months of 1997 at an aggregate cost of $53.4 million, leaving 2.6 million shares available for repurchase. Upon announcement of the merger with First Michigan, Huntington suspended its common stock repurchase program. The program was temporarily reactivated for the limited purpose of acquiring shares for reissue in the purchase business combination with Winter Park. With the closing of the Winter Park acquisition in October 1997, the common stock repurchase program has again been suspended.

CONSOLIDATED FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                               ---------------       ---------------        ---------------
THREE MONTHS ENDED SEPTEMBER 30,                     1997                 1996                 % CHANGE
                                               ---------------       ---------------        ---------------
NET INCOME ..............................      $        41,232       $        77,444                 (46.8)%
PER COMMON SHARE AMOUNTS (1)
     Net income .........................      $          0.22       $          0.40                 (45.0)
     Cash dividends declared ............      $          0.20       $          0.18                  11.1
AVERAGE COMMON SHARES OUTSTANDING (1) ...              191,245               191,711                  (0.2)
KEY RATIOS
Return on:
     Average total assets ...............                 0.65%                 1.33%                (51.1)
     Average shareholders' equity .......                 8.41%                17.75%                (52.6)
Efficiency ratio ........................                55.11%                55.88%                 (1.4)
Average equity/average assets ...........                 7.67%                 7.47%                  2.7
Net interest margin .....................                 4.41%                 4.25%                  3.8

-----------------------------------------      ---------------       ---------------       ---------------
NINE MONTHS ENDED SEPTEMBER 30, .........            1997                  1996                % CHANGE
                                               ---------------       ---------------       ---------------
NET INCOME ..............................      $       202,014       $       225,137                 (10.3)%
PER COMMON SHARE AMOUNTS (1)
     Net income .........................      $          1.06       $          1.16                  (8.6)
     Cash dividends declared ............      $          0.56       $          0.50                  12.0
AVERAGE COMMON SHARES OUTSTANDING (1) ...              190,562               193,294                  (1.4)
KEY RATIOS
Return on:
     Average total assets ...............                 1.08%                 1.30%                (16.9)
     Average shareholders' equity .......                14.48%                16.98%                (14.7)
Efficiency ratio ........................                55.26%                57.20%                 (3.4)
Average equity/average assets ...........                 7.45%                 7.64%                 (2.5)
Net interest margin .....................                 4.43%                 4.20%                  5.5

-----------------------------------------      ---------------       ---------------       ---------------
AT SEPTEMBER 30, ........................            1997                  1996              % CHANGE
                                               ---------------       ---------------       ---------------
Total Loans .............................      $    17,692,634       $    16,359,080                   8.2%
Total Deposits ..........................      $    17,589,786       $    16,153,791                   8.9
Total Assets ............................      $    25,576,135       $    23,998,460                   6.6
Shareholders' Equity ....................      $     1,945,991       $     1,766,689                  10.1

Period-End Shares Outstanding (1) .......          191,133,731           190,673,644                   0.2
Shareholders' Equity Per Common Share (1)      $         10.18       $          9.27                   9.8

Regulatory Capital Data: (2)
   Total Risk-Adjusted Assets ...........      $    21,389,111       $    19,448,930                  10.0
   Tier 1 Risk-Based Capital Ratio ......                 8.86%                 8.32%                  6.5
   Total Risk-Based Capital Ratio .......                11.95%                11.57%                  3.3
   Tier 1 Leverage Ratio ................                 7.54%                 6.99%                  7.9

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Estimated.

FINANCIAL REVIEW

--------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                    SEPTEMBER 30, 1997              December 31, 1996
--------------------------------------------------------------------------------------------------------------
                                      AMORTIZED COST     FAIR VALUE    Amortized Cost     Fair Value
--------------------------------------------------------------------------------------------------------------
U S  Treasury
     Under 1 year ...............                                         $  8,541         $  8,260
     1-5 years ..................         $   156         $   156           18,776           19,152
     6-10 years .................           ---             ---
     Over 10 years ..............           ---             ---
                                          -------         -------         --------         --------
        Total ...................             156             156           27,317           27,412
                                          -------         -------         --------         --------
Federal agencies
     Mortgage-backed securities
     Under 1 year ...............           ---             ---                532              532
     1-5 years ..................           ---             ---             17,607           18,089
     6-10 years .................           ---             ---             43,641           43,476
     Over 10 years ..............           ---             ---                759              731
                                          -------         -------         --------         --------
        Total ...................           ---             ---             62,539           62,828
                                          -------         -------         --------         --------
     Other agencies
     Under 1 year ...............           ---             ---             15,385           15,438
     1-5 years ..................           ---             ---              4,549            4,442
     6-10 years .................           ---             ---              1,769            1,799
     Over 10 years ..............           ---             ---                  0                0
                                          -------         -------         --------         --------
        Total ...................           ---             ---             21,703           21,679
                                          -------         -------         --------         --------
States and political subdivisions
     Under 1 year ...............           5,908           5,971           72,428           73,106
     1-5 years ..................          14,160          14,402          119,196          124,242
     6-10 years .................          11,147          11,360           35,484           38,866
     Over 10 years ..............           3,143           3,189            6,468            6,569
                                          -------         -------         --------         --------
        Total ...................          34,358          34,922          233,576          242,783
                                          -------         -------         --------         --------
Total Investment Securities .....         $34,514         $35,078         $345,135         $354,702
                                          =======         =======         ========         ========

FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             SEPTEMBER 30, 1997                     December 31, 1996
------------------------------------------------------------------------------------------------------------------------
                                             AMORTIZED COST        FAIR VALUE         Amortized Cost         Fair Value
------------------------------------------------------------------------------------------------------------------------
U S  Treasury
     Under 1 year .................           $   11,353           $   11,425           $   58,572           $   58,835
     1-5 years ....................              425,441              425,278              583,352              577,103
     6-10 years ...................              240,781              233,100              159,747              153,489
                                              ----------           ----------           ----------           ----------
        Total .....................              677,575              669,803              801,671              789,427
                                              ----------           ----------           ----------           ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year .................                3,732                3,732                2,657                2,124
     1-5 years ....................              160,146              160,098              232,118              235,189
     6-10 years ...................              610,004            1,165,700              859,063              847,419
     Over 10 years ................              600,941               43,649              260,727              261,071
                                              ----------           ----------           ----------           ----------
        Total .....................            1,374,823            1,373,179            1,354,565            1,345,803
                                              ----------           ----------           ----------           ----------
     Other agencies
     Under 1 year .................                2,980                2,999              168,825              168,894
     1-5 years ....................            1,470,244            1,471,843            1,890,087            1,891,146
     6-10 years ...................              782,707              784,499              178,910              177,583
     Over 10 years ................              458,372              460,389              343,946              341,968
                                              ----------           ----------           ----------           ----------
        Total .....................            2,714,303            2,719,730            2,581,768            2,579,591
                                              ----------           ----------           ----------           ----------
Other
     Under 1 year .................               17,921               18,313               24,194               24,905
     1-5 years ....................              203,329              207,594               19,750               20,371
     6-10 years ...................              150,795              155,290              161,377              162,417
     Over 10 years ................              283,890              284,320              267,301              267,430
     Marketable equity securities .                8,480                7,486               20,700               19,449
                                              ----------           ----------           ----------           ----------
        Total .....................              664,415              673,003              493,322              494,572
                                              ----------           ----------           ----------           ----------
Total Securities Available for Sale           $5,431,116           $5,435,715           $5,231,326           $5,209,393
                                              ==========           ==========           ==========           ==========

FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                     --------------------------        --------------------------
                                                       1997             1996             1997             1996
                                                     ---------        ---------        ---------        ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD       $ 247,867        $ 226,669        $ 230,778        $ 222,487
Allowance of assets acquired/other ............              0                0            6,177            2,200
Loan losses ...................................        (24,354)         (23,511)         (77,379)         (60,390)
Recoveries of loans previously charged off ....          6,019            4,853           16,745           15,359
Provision for loan losses .....................         28,351           22,978           81,562           51,333
                                                     ---------        ---------        ---------        ---------
ALLOWANCE FOR LOAN LOSSES END OF PERIOD .......      $ 257,883        $ 230,989        $ 257,883        $ 230,989
                                                     =========        =========        =========        =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized .................           0.41%            0.46%            0.46%            0.38%
  Provision for loan losses--annualized .......           0.63%            0.57%            0.62%            0.43%
Allowance for loan losses as a % of total loans           1.46%            1.41%            1.46%            1.41%
Net loan loss coverage (1) ....................           5.91 x           7.46 x           6.72 x           8.69 x

(1) Income before taxes and the provision for loan losses to net loan losses.


-------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                 1997                              1996
                                              -----------------------------------       ---------------------
(in thousands of dollars)                      III Q         II Q          I Q           IV Q          III Q
                                              -------       -------       -------       -------       -------
Non-accrual loans ......................      $72,385       $61,105       $64,764       $55,040       $57,346
Renegotiated loans .....................        6,069         4,449         4,490         4,422         5,725
                                              -------       -------       -------       -------       -------
TOTAL NON-PERFORMING LOANS .............       78,454        65,554        69,254        59,462        63,071
                                              -------       -------       -------       -------       -------
Other real estate, net .................       13,762        14,434        20,300        17,208        16,321
                                              -------       -------       -------       -------       -------
TOTAL NON-PERFORMING ASSETS ............      $92,216       $79,988       $89,554       $76,670       $79,392
                                              =======       =======       =======       =======       =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .....................         0.44%         0.37%         0.40%         0.35%         0.39%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE         0.52%         0.45%         0.51%         0.46%         0.48%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS .................       328.71%       378.11%       348.93%       388.11%       366.24%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS       277.31%       306.51%       266.89%       297.12%       282.47%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE       $43,120       $40,967       $42,023       $39,267       $40,301
                                              =======       =======       =======       =======       =======

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


---------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                               3RD QUARTER 1997              2ND QUARTER 1997
(in millions of dollars)                                               ----------------------------   ---------------------------
                                                                         AVERAGE            YIELD/     AVERAGE            YIELD/
                                                                         BALANCE             RATE      BALANCE             RATE
                                                                       -----------         --------   ---------          --------
ASSETS
Interest bearing deposits in banks ................................      $    17             5.51%      $     2            4.69%
Trading account securities ........................................            8             5.90            11            5.67
Federal funds sold and securities purchased under resale agreements           75             5.50            39            5.50
Mortgages held for sale ...........................................          146             7.31           115            7.70
Securities:
      Taxable .....................................................        5,241             6.36         5,422            6.36
      Tax exempt ..................................................          255             9.10           275            9.05
                                                                         -------                        -------
           Total Securities .......................................        5,496             6.49         5,697            6.50
                                                                         -------                        -------
Loans
     Commercial ...................................................        5,264             8.55         5,405            8.56
     Real Estate
          Construction ............................................          862             8.90           788            8.92
          Mortgage ................................................        3,865             8.73         3,845            8.73
     Consumer
           Loans ..................................................        6,366             9.15         6,242            9.28
           Leases .................................................        1,465             7.53         1,382            7.63
                                                                         -------                        -------
          Total Loans .............................................       17,822             8.75        17,662            8.80
          Allowance for loan losses/loan fees .....................          254                            250
                                                                         -------                        -------
          Net loans ...............................................       17,568             9.15        17,412            9.31
                                                                         -------                        -------
          Total earning assets ....................................       23,564             8.53%       23,526            8.61%
                                                                         -------                        -------
Cash and due from banks ...........................................          905                            920
All other assets ..................................................        1,132                          1,042
                                                                         -------                        -------
TOTAL ASSETS ......................................................      $25,347                        $25,238
                                                                         =======                        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing demand deposits .........................      $ 2,775                        $ 2,739
     Interest bearing demand deposits .............................        3,193             2.74%        3,239            2.54%
     Savings deposits .............................................        3,048             3.28         3,121            3.36
     Other domestic time deposits .................................        5,995             5.65         5,809            5.61
                                                                         -------                        -------
          Total core deposits .....................................       15,011             4.30        14,908            4.21
                                                                         -------                        -------
Certificates of deposit of $100,000 or more .......................        2,085             5.70         1,940            5.63
Foreign time deposits .............................................          379             5.75           501            5.71
                                                                         -------                        -------
     Total deposits ...............................................       17,475             4.55        17,349            4.45
                                                                         -------                        -------
Short-term borrowings .............................................        3,300             5.27         3,568            5.23
Long-term debt, including trust preferred securities ..............        2,100             5.99         1,984            6.08
                                                                         -------                        -------
     Interest bearing liabilities .................................       20,100             4.83%       20,162            4.75%
                                                                         -------                        -------
All other liabilities .............................................          528                            481
Shareholders' equity ..............................................        1,944                          1,856
                                                                         -------                        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................      $25,347                        $25,238
                                                                         =======                        =======

Net interest rate spread ..........................................                          3.70%                         3.86%
Impact of non-interest bearing funds on margin ....................                          0.71%                         0.68%
NET INTEREST MARGIN ...............................................                          4.41%                         4.54%

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


---------------------------------------------------------------------------------------------------------------
             1ST QUARTER 1997                   4TH QUARTER 1996                       3RD QUARTER 1996
       -----------------------------      -------------------------------      --------------------------------
         AVERAGE             YIELD/          AVERAGE             YIELD/          AVERAGE                YIELD/
         BALANCE              RATE           BALANCE              RATE           BALANCE                 RATE
       ------------        ---------      ------------          ---------      ------------           ---------

     $           1             6.74%      $           2             5.25%      $           3             5.37%
                 8             5.29                  16             5.69                  15             5.83
                41             5.52                  36             5.48                  24             6.21
                87             7.74                 101             7.97                 109             8.23

             5,433             6.35               5,167             6.34               5,129             6.37
               283             9.18                 281             9.17                 285             9.29
       ------------                         ------------                         ------------
             5,716             6.50               5,448             6.49               5,414             6.52
       ------------                         ------------                         ------------

             5,221             8.51               5,004             7.81               4,917             7.91

               728             8.75                 667             8.48                 600             8.52
             3,695             8.67               3,637             8.66               3,638             8.68

             6,144             8.91               6,074             8.91               5,922             8.96
             1,252             7.84               1,112             7.90                 991             7.88
       ------------                         ------------                         ------------
            17,040             8.64              16,494             8.44              16,068             8.49
               240                                  237                                  233
       ------------                         ------------                         ------------
            16,800             9.08              16,257             8.75              15,835             8.86
       ------------                         ------------                         ------------
            22,893             8.42%             22,097             8.16%             21,633             8.25%
       ------------                         ------------                         ------------
               884                                  892                                  873
             1,046                                1,035                                  976
       ------------                         ------------                         ------------
     $      24,583                        $      23,787                        $      23,249
       ============                         ============                         ============


     $       2,623                        $       2,683                        $       2,647
             3,161             2.59%              3,087             2.59%              3,106             2.56%
             3,006             3.22               2,925             3.20               2,878             3.09
             5,525             5.59               5,452             5.69               5,461             5.62
       ------------                         ------------                         ------------
            14,315             4.17              14,147             4.22              14,092             4.16
       ------------                         ------------                         ------------
             1,652             5.47               1,536             5.58               1,552             5.45
               401             5.65                 390             5.71                 343             5.85
       ------------                         ------------                         ------------
            16,368             4.35              16,073             4.42              15,987             4.35
       ------------                         ------------                         ------------
             4,116             5.14               3,926             5.16               3,269             5.32
             1,820             5.91               1,531             5.73               1,816             6.22
       ------------                         ------------                         ------------
            19,681             4.68%             18,847             4.67%             18,425             4.70%
       ------------                         ------------                         ------------
               482                                  477                                  441
             1,797                                1,780                                1,736
       ------------                         ------------                         ------------
     $      24,583                        $      23,787                        $      23,249
       ============                         ============                         ============

                               3.74%                                3.49%                                3.55%
                               0.65%                                0.70%                                0.70%
                               4.39%                                4.19%                                4.25%

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


-------------------------------------------------------------------------------------------------------------------------
                                                                         1997                               1996
                                                         ------------------------------------      ----------------------
(in thousands of dollars, except per share amounts)        IIIQ           IIQ           IQ           IVQ           IIIQ
-----------------------------------------------------------------      --------      --------      --------      --------

TOTAL INTEREST INCOME .............................      $502,821      $503,018      $475,874      $452,716      $445,453
TOTAL INTEREST EXPENSE ............................       245,663       240,060       228,323       223,664       219,217
                                                         --------      --------      --------      --------      --------
NET INTEREST INCOME ...............................       257,158       262,958       247,551       229,052       226,236
Provision for loan losses .........................        28,351        30,831        22,380        25,038        22,978
                                                         --------      --------      --------      --------      --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .......................       228,807       232,127       225,171       204,014       203,258
                                                         --------      --------      --------      --------      --------
Service charges on deposit accounts ...............        30,382        28,841        27,594        27,434        27,262
Mortgage banking ..................................        20,672        10,157         8,997        10,420        11,897
Trust services ....................................        12,124        11,814        12,145        10,724        10,381
Electronic banking fees ...........................         5,947         6,192         4,364         3,999         3,452
Credit card fees ..................................         5,073         4,523         4,195         5,235         4,255
Investment product sales ..........................         4,987         4,315         5,019         3,487         3,054
Securities gains ..................................         1,242         3,604         2,098         4,240         6,172
Other .............................................        15,670        12,055        12,319        12,631        14,911
                                                         --------      --------      --------      --------      --------
TOTAL NON-INTEREST INCOME .........................        96,097        81,501        76,731        78,170        81,384
                                                         --------      --------      --------      --------      --------
Salaries ..........................................        76,068        74,769        72,188        70,041        69,480
Commissions .......................................         6,139         4,437         4,711         3,581         3,407
Employee benefits .................................        18,259        16,813        19,672        13,668        17,129
Equipment .........................................        14,503        14,173        13,187        14,152        12,854
Net occupancy .....................................        12,772        11,650        13,332        12,002        12,351
Advertising .......................................         6,139         5,830         7,337         3,236         3,495
Printing and supplies .............................         5,384         5,035         4,926         5,216         4,771
Credit card and electronic banking ................         3,581         3,965         2,887         3,875         4,490
Legal and loan collection .........................         3,541         3,186         2,716         4,004         2,235
Special charges ...................................        47,163             0             0             0             0
Other .............................................        51,361        45,947        42,905        35,233        38,261
                                                         --------      --------      --------      --------      --------
TOTAL NON-INTEREST EXPENSE ........................       244,910       185,805       183,861       165,008       168,473
                                                         --------      --------      --------      --------      --------
INCOME BEFORE INCOME TAXES ........................        79,994       127,823       118,041       117,176       116,169
Provision for income taxes ........................        38,762        44,220        40,862        38,044        38,725
                                                         --------      --------      --------      --------      --------
NET INCOME ........................................      $ 41,232      $ 83,603      $ 77,179      $ 79,132      $ 77,444
                                                         ========      ========      ========      ========      ========

PER COMMON SHARE (1)
  Net income ......................................      $   0.22      $   0.44      $   0.41      $   0.42      $   0.40
  Cash dividends declared .........................      $   0.20      $   0.18      $   0.18      $   0.18      $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...............................      $257,158      $262,958      $247,551      $229,052      $226,236
Tax Equivalent Adjustment (2) .....................         3,115         2,948         3,047         3,018         3,026
                                                         --------      --------      --------      --------      --------
Tax Equivalent Net Interest Income ................      $260,273      $265,906      $250,598      $232,070      $229,262
                                                         ========      ========      ========      ========      ========

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Calculated assuming a 35% tax rate.

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

                                    ( i )( b ) Articles of Amendment to Articles of Restatement of Charter previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                                    ( ii ) Bylaws -- previously filed as Exhibit
                                    3(b) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

                           4.       Instruments defining the Rights of Security
                                    Holders:

                                    Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as Exhibit 3(i) to Form 10-K for the year ended December 31, 1993 as amended by Articles of Amendment to Articles of Restatement of Charter previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                                    Exhibit 1 to Registration Statement on Form
                                    8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                           11.      Computation of Earnings Per Share

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1. A Report on Form 8-K, dated July 14, 1997, was filed under report items 5 and 7, concerning Huntington's results of operations for the quarter ended June 30, 1997, and the merger of certain of its bank subsidiaries.

                           2. A Report on Form 8-K, dated September 30, 1997, was filed under report items 2, 5, and 7, concerning the completion of Huntington's acquisition of First Michigan Bank Corporation. That report was amended by a Report on Form 8-K/A, dated September 30, 1997, to include certain required financial information of First Michigan Bank Corporation.

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



                                          Huntington Bancshares Incorporated
                                          ----------------------------------
                                                    (Registrant)




Date:    November 14, 1997                 /s/ Ralph K. Frasier
                                           --------------------
                                           Ralph K. Frasier
                                           General Counsel and Secretary




Date:    November 14, 1997                 /s/ Gerald R. Williams
                                           ----------------------
                                           Gerald R. Williams
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (principal accounting officer)