Form 10-K405
period 1997-12-31
HUNTINGTON BANCSHARES INC/MD
filed 1998-02-20
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                                       or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                          Commission file Number 0-2525

                       Huntington Bancshares Incorporated
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                    31-0724920
   ---------------------------------                  --------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        Huntington Center, 41 S. High Street, Columbus, OH      43287
      --------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (614) 480-8300
                                                          ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock - Without Par Value
             -------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1997, was $6,030,289,368. As of January 31, 1998, 192,121,780 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

    Parts I and II of this Form 10-K incorporate by reference certain information from the registrant's 1997 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1998 Annual Shareholders' Meeting.

                       Huntington Bancshares Incorporated
                       ----------------------------------

                                     Part I
                                     ------

ITEM 1:  BUSINESS

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, selling other insurance products, and issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 1997, Huntington's subsidiaries had 188 banking offices in Ohio, 134 banking offices in Michigan, 50 banking offices in Florida, 44 banking offices in West Virginia, 24 banking offices in Indiana, 13 banking offices in Kentucky, and foreign offices in the Cayman Islands and Hong Kong. The Huntington Mortgage Company (a wholly-owned subsidiary) has loan origination offices throughout the Midwest and East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1997, Huntington and its subsidiaries had 9,485 full-time equivalent employees.

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since September 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, actual or potential competition in each of Huntington's markets has been intensified. The same federal legislation permits further competition through interstate branching, subject to certain limitations by individual states.

         On February 28, 1997, Huntington acquired Citi-Bancshares, Inc. (Citi-Bancshares), a $548 million one-bank holding company headquartered in Leesburg, Florida for $47.7 million in cash and 2.9 million shares of Huntington common stock. On October 31, 1997, Huntington acquired The Bank of Winter Park (Winter Park), a $90 million bank headquartered in Winter Park, Florida, for approximately 364,000 shares of Huntington common stock. These transactions were accounted for as purchases; accordingly, the results of Citi-Bancshares and Winter Park have been included in the consolidated financial statements from the date of acquisition.

         Huntington completed its acquisition of First Michigan Bank Corporation (First Michigan), a $3.6 billion bank holding company headquartered in Holland, Michigan, on September 30, 1997, in a transaction accounted for as a pooling of interests. Huntington issued approximately 32.2 million shares of common stock to the shareholders of First Michigan based upon an exchange ratio of 1.155 shares of Huntington common stock for each outstanding share of First Michigan common stock. All financial information reported by Huntington, except dividends per share, has been restated for the First Michigan acquisition.

         In December 1997, Huntington announced the acquisition of sixty banking offices in Florida to be sold by NationsBank Corporation in connection with the merger of NationsBank Corporation and Barnett Banks Inc. The branch acquisition is expected to add $1.6 billion in loans and $2.6 billion in deposits. The deposit premium, which is subject to final determination based on the deposit levels at the closing of the transaction, is expected to be $523 million. Huntington intends to raise $300 million of common equity and will sell an additional $250 million of trust preferred (capital) securities in connection with the transaction. The new capital amounts are estimates only and could change based on Huntington's asset growth, the ultimate deposit premium paid, and other developments over the next few months. The acquisition is expected to close in the second quarter of 1998.

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

         Huntington's two bank subsidiaries have deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). Its national bank subsidiary is subject to supervision, examination, and regulation by the Office of the Comptroller of the Currency ("OCC"), and its state bank subsidiary is subject to such oversight by the state banking authorities of Ohio and the Federal Reserve Board. Certain deposits of Huntington's national bank subsidiary were acquired from savings associations and are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Huntington's nonbank subsidiaries are also subject to supervision, examination, and regulation by the Federal Reserve Board and examination by applicable federal and state banking agencies. In addition to the impact of federal and state supervision and regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

HOLDING COMPANY STRUCTURE

         Huntington's depository institution subsidiaries are subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary banks to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1997, approximately $172.5 million was available for loans to Huntington from its subsidiary banks.

         The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Comprehensive financial institutions legislation known as the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") established, among other things, a principle of liability on the part of depository institutions insured by the FDIC for any losses incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Accordingly, in the event that either insured bank subsidiary of Huntington causes a loss to the FDIC, the other bank subsidiary of Huntington could be required to compensate the FDIC by reimbursing to it the amount of such loss.

         Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Similarly, Ohio banking law provides for pro rata assessment of shares to restore an Ohio bank's paid-in capital. Huntington, as the sole shareholder of its subsidiary banks, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. As a result of such legislation, claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiaries (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiaries in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiaries.

DIVIDEND RESTRICTIONS

         Dividends from subsidiary banks are a significant source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 1997, Huntington declared cash dividends to its shareholders of approximately $128.0 million. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiaries can pay to Huntington without regulatory approval.

         Huntington's subsidiary banks may not, without prior regulatory approval, pay a dividend in an amount greater than such banks' undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary banks could, without regulatory approval, declare dividends to Huntington in 1998 of approximately $48.8 million plus an additional amount equal to their net profits during 1998.

         If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

         Under current FDIC practices, neither of Huntington's banks will be required to pay deposit insurance premiums during 1998. However, both of Huntington's banks will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

CAPITAL REQUIREMENTS

         The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Both of Huntington's subsidiary banks are subject to substantially similar capital requirements adopted by applicable regulatory agencies.

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

         The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights ("MSRs"), and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of MSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate sublimit of 25% of Tier 1 capital. The amount of MSRs and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than MSRs and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies. In August 1997, the federal regulatory agencies proposed, in light of the issuance of Financial Accounting Standard No. 125 ("FAS 125") by the Financial Accounting Standards Board, that the limit on inclusion in capital of mortgage servicing assets ("MSAs", currently designated
MSRs), when combined with PCCRs, be raised from 50 percent to 100 percent of Tier 1 capital, and that all nonmortgage servicing assets and other intangible assets (other than PCCRs) be deducted from Tier 1 capital. The 90 percent limit on includable MSRs and PCCRs, and the 25 percent of Tier 1 capital sublimit on PCCRs, would remain in place. The federal regulatory agencies have indicated that the proposed changes are expected to become final in the first part of 1998.

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

         As of December 31, 1997, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier I leverage ratio for Huntington were as follows:

                                          Requirement         Huntington
                                          -----------         ----------

Tier 1 Risk-Based Capital Ratio               4.00%              8.83%

Total Risk-Based Capital Ratio                8.00%             11.68%

Tier I Leverage Ratio                         3.00%              7.77%

As of December 31, 1997, both of Huntington's bank subsidiaries had capital in excess of the minimum requirements.

         The risk-based capital standards of the Federal Reserve Board, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

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

         Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's depository subsidiaries had $485 million of brokered deposits at December 31, 1997.

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

INTERSTATE BRANCHING AND CONSOLIDATIONS

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state became permissible as of September 29, 1995, and interstate branching and consolidations of existing bank subsidiaries in different states became permissible as of June 1, 1997. Huntington availed itself of the interstate branching and consolidation authority by merging all of its other bank subsidiaries, except The Huntington State Bank, its state bank subsidiary in Ohio, into its lead national bank subsidiary, The Huntington National Bank, headquartered in Columbus, Ohio, on June 30, 1997. Future bank acquisitions, if any, in states where Huntington formerly had a separate bank subsidiary, will not require compliance with Riegle-Neal entry provisions.

OTHER DEVELOPMENTS

         The Riegle Community Development and Regulatory Improvement Act of 1994 made several changes in existing law affecting bank holding companies, including a reduction in the minimum post-approval antitrust review waiting period for depository institution mergers and acquisitions, and the substitution of a notice for an application when a bank holding company proposes to engage in, or acquire a company to engage in, nonbank activities.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 provided, in addition to arrangements for the recapitalization of the SAIF, regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicate regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by OTS. Acquisitions by well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve Board, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice to the Federal Reserve Board. The same legislation gave regulatory relief to banks in regard to corporate governance, branching, disclosure, and other operational areas.

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Huntington's 1997 Annual Report to Shareholders, and is incorporated herein by reference:

                                                                                       Table               Page
Distribution of Assets, Liabilities and Shareholders'
Equity; Interest Rates and Interest Differential:
    Average Balance Sheet                                                               N/A               26, 27
Net Interest Earnings Analysis                                                          N/A               26, 27
    Change in Net Interest Income Due to
      Changes in Average Volume and
      Interest Rates                                                                     2                   15
Investment Securities:
  Book Value of Investments                                                              7                   20
  Maturity Distribution and Yields                                                       7                   20
Securities Available for Sale:
  Book Value of Investments                                                              8                   21
  Maturity Distribution and Yields                                                       8                   21
Loan Portfolio:
    Types of Loans                                                                       3                   16
    Maturities and Sensitivities to
      Changes in Interest Rates                                                          4                   16
    Non-accrual, Past Due and
      Renegotiated Loans                                                                12                23, 35
    Potential Problem Loans                                                                                  22
    Loan Concentrations                                                                  3                   16
Summary of Loan Loss Experience:
    Allowance for Loan Losses                                                            5                18, 19
    Allocation of Allowance for Loan Losses                                              6                   19
Deposits:
    Average Balances                                                                    N/A               26, 27
    Large CD Maturities                                                                 10                   23
Return on Equity and Assets                                                              1                   14
Short-Term Borrowings                                                                   11                   23

ITEM 2:  PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington occupies approximately 39 percent. The original lease term is 25 years, expiring in 2009, with renewal options for up to 50 years with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. In addition to these headquarters, Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; an office building in Lakeland, Florida; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, the building in Lakeland, Florida, The Huntington Mortgage Company building, the building in Troy, Michigan, and the operations centers located in Cleveland and Columbus. All of the other major properties are held under long-term leases.

ITEM 3:  LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 13 of Notes to Consolidated Financial Statements on page 41 of the 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ National Market System under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 1998, Huntington had 34,987 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics, Non Performing Assets (Quarterly Data)" on page 28 of the 1997 Annual Report to Shareholders, and is incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth under "Item 1:
Business-Regulatory Matters-Dividend Restrictions" above and in Notes 10 and 22 of Notes to Consolidated Financial Statements on pages 39 and 46, respectively, of the 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         Information required by this item is set forth in Table 1 on page 14 of Huntington's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth on pages 14 - 24 of Huntington's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is set forth on pages 20 through 22 of Huntington's 1997 Annual Report of Shareholders, and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on page 30 (report of independent auditors) and pages 31 through 48 (consolidated financial statements) of Huntington's 1997 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 3 through 5, under the caption "Executive Officers of the Corporation" on pages 26 and 27, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 31, of Huntington's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 10 through 25, and under the caption "Compensation of Directors" on pages 6 and 7, of Huntington's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 7 through 9, of Huntington's 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 9 and 10, and under the caption "Compensation Committee Interlocks and Insider Participation" on pages 19 and 20 of Huntington's 1998 Proxy Statement, and is incorporated herein by reference.






                                     Part IV
                                     -------

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8- K

    (a) The following documents are filed as part of this report:

         (1) The report of independent auditors and consolidated financial statements appearing in Huntington's 1997 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8:

                                                                                      Annual
                                                                                    Report Page
                                                                                    -----------

                  Report of Independent Auditors                                        30

                  Consolidated Balance Sheets as of                                     31
                    December 31, 1997 and 1996

                  Consolidated Statements of Income                                     32
                    for the years ended December 31,
                    1997, 1996, and 1995

                  Consolidated Statements of Changes                                    33
                    in Shareholders' Equity for the years
                    ended December 31, 1997, 1996, and 1995

                  Consolidated Statements of Cash Flows                                 34
                    for the years ended December 31,
                    1997, 1996, and 1995

                  Notes to Consolidated Financial Statements                           35-48


         (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

         (3) The exhibits required by this item are listed in the Exhibit Index on pages 13 through 15 of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(s) in the Exhibit Index.

    (b) During the quarter ended December 31, 1997, Huntington filed two Current Reports on Form 8-K. The first Report, dated September 30, 1997, was filed under Items 2, 5, and 7, and concerned Huntington's results of operations for the quarter ended September 30, 1997, and the completion of Huntington's acquisition of First Michigan Bank Corporation. Also included in that report were certain required pro forma financial information. That report was amended by a Current Report on Form 8-K/A, also dated September 30, 1997, and filed under Items 5 and 7, for the purpose of including certain required historical financial information of First Michigan Bank Corporation.

    The second Report, dated December 8, 1997, was filed under Item 5 and concerned Huntington's intention to purchase sixty banking offices and associated deposit and loan products from NationsBank Corporation as a result of the Barnett Banks Inc. merger into NationsBank Corporation.

    (c) The exhibits to this Form 10-K begin on page 13.

    (d) See Item 14(a)(2) above.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of February, 1998.

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------
                                  (Registrant)

By:  /s/Frank Wobst                        By:  /s/Gerald R. Williams
     -----------------------------             ----------------------
     Frank Wobst                               Gerald R. Williams
     Director, Chairman and                    Executive Vice President and
     Chief Executive Officer                   Chief Financial Officer
     (Principal Executive Officer)             (Principal Financial Officer and
                                               Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 1998.

/s/Don M. Casto, III                              /s/George A. Skestos
------------------------------                    ------------------------------
Don M. Casto, III                                 George A. Skestos
Director                                          Director

/s/Don Conrad                                     /s/Lewis R. Smoot, Sr.
------------------------------                    ------------------------------
Don Conrad                                        Lewis R. Smoot, Sr.
Director                                          Director

/s/Patricia T. Hayot                              /s/Timothy P. Smucker
------------------------------                    ------------------------------
Patricia T. Hayot                                 Timothy P. Smucker
Director                                          Director

/s/Wm. J. Lhota                                   /s/Zuheir Sofia
------------------------------                    ------------------------------
Wm. J. Lhota                                      Zuheir Sofia
Director                                          Director

/s/Robert H. Schottenstein
------------------------------                    ------------------------------
Robert H. Schottenstein                           William J. Williams
Director                                          Director

Exhibit Index
-------------

  2(a).      Purchase and Assumption Agreement, dated December 8, 1997, between
                  NationsBank Corporation and Huntington Bancshares
                  Incorporated.

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

    (ii).    Bylaws.

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

  10.    Material contracts:

   (a).      Employment Agreement, dated April 25, 1996, between Huntington
                  Bancshares Incorporated and Frank Wobst -- previously filed as
                  Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

   (b).      Employment Agreement, dated September 16, 1991, between Huntington
                  Bancshares Incorporated and Zuheir Sofia -- previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

   (c).      Reserved.

   (d).      Executive Agreement, dated January 22, 1997, between Huntington
                  Bancshares Incorporated and Frank Wobst -- previously filed as
                  Exhibit 10(d) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (e).      Executive Agreement, dated January 22, 1997, between Huntington
                  Bancshares Incorporated and Zuheir Sofia -- previously filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (f).      Reserved.

   (g).      Form of Executive Agreement for certain executive officers--
                  previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (h).      Schedule identifying material details of Executive Agreements, substantially similar to 10(g).

    (i).     Huntington Bancshares Incorporated Incentive Compensation Plan --
                  previously filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, and incorporated herein by reference.

    (j).     Long-Term Incentive Compensation Plan, as amended and effective for performance cycles beginning on or after January 1, 1996 -- previously filed as Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (k)(1).  Supplemental Executive Retirement Plan -- previously filed as
                  Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (k)(2).  Third Amendment to Supplemental Executive Retirement Plan

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

    (m)(5).  1983 Stock Option Plan -- Fifth Amendment -- previously filed as
                  Exhibit (m)(5) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

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

    (n)(3).  Second Amendment to Huntington Bancshares Incorporated 1990 Stock
                  Option Plan -- previously filed as Exhibit 10(n)(3) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (n)(4).  Amended and Restated 1994 Stock Option Plan -- previously filed as
                  Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (o)(1).  The Huntington Supplemental Stock Purchase and Tax Savings Plan and
                  Trust (as amended and restated as of February 9, 1990) -- previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

    (o)(2).  First Amendment to The Huntington Supplemental Stock Purchase and
                  Tax Savings Plan and Trust.

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

   13.       Portions of Huntington's 1997 Annual Report to Shareholders.

   21.       Subsidiaries of the Registrant.

   23(a).    Consent of Ernst & Young, LLP, Independent Auditors.
   23(b).    Consent of BDO Seidman, LLP, Independent Auditors.

   27.       Financial Data Schedule.

   99.       Accountant's Report, BDO Seidman, LLP.