Form 10-Q
period 1998-03-31
HUNTINGTON BANCSHARES INC/MD
filed 1998-05-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     QUARTERLY PERIOD ENDED MARCH 31, 1998


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


There were 192,332,918 shares of Registrant's without par value common stock outstanding on April 30, 1998.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                    March 31,          December 31,           March 31,
                                                                               1998                 1997                  1997
                                                                         ---------------       --------------       --------------
ASSETS
Cash and due from banks............................................         $ 1,023,138          $ 1,142,450          $   976,777
Interest bearing deposits in banks.................................               2,378               39,618                1,761
Trading account securities.........................................              19,489                7,082                2,856
Federal funds sold and securities
     purchased under resale agreements.............................               8,573              509,119               12,618
Mortgages held for sale............................................             314,034              192,948              112,364
Securities available for sale - at fair value......................           6,345,104            5,709,814            5,631,819
Investment securities - fair value $31,912; $33,383;
     and $60,092, respectively.....................................              31,631               33,010               59,662
Total loans (1)....................................................          17,748,389           17,738,248           17,453,995
     Less allowance for loan losses................................             258,262              258,171              241,647
                                                                            -----------          -----------          -----------
Net loans..........................................................          17,490,127           17,480,077           17,212,348
                                                                            -----------          -----------          -----------
Premises and equipment.............................................             400,331              389,481              389,036
Customers' acceptance liability....................................              26,518               27,818               59,247
Accrued income and other assets....................................           1,147,156            1,199,123              709,251
                                                                            -----------          -----------          -----------

TOTAL ASSETS.......................................................         $26,808,479          $26,730,540          $25,167,739
                                                                            ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1).................................................         $17,700,544          $17,983,718          $16,976,046
Short-term borrowings..............................................           3,241,383            3,141,671            3,474,015
Bank acceptances outstanding.......................................              26,518               27,818               59,247
Medium-term notes..................................................           2,577,150            2,332,150            1,597,500
Subordinated notes and other long-term debt........................             483,854              498,889              556,265
Company obligated mandatorily redeemable preferred capital
   securities of subsidiary trust..................................             200,000              200,000              200,000
Accrued expenses and other liabilities.............................             504,936              520,903              456,521
                                                                            -----------          -----------          -----------
     Total Liabilities.............................................          24,734,385           24,705,149           23,319,594
                                                                            -----------          -----------          -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized 300,000,000 shares;
          issued and outstanding 193,279,797; 193,279,797; and
          182,384,332 shares, respectively.........................           1,528,768            1,528,768            1,291,071
      Less 961,290; 1,543,371; and 6,831,006
          treasury shares, respectively ...........................             (25,218)             (36,791)            (154,822)
     Capital surplus...............................................             394,715              404,235              418,866
     Retained earnings.............................................             165,419              114,379              353,954
     Accumulated other comprehensive income........................              10,410               14,800              (60,924)
                                                                            -----------          -----------          -----------
     Total Shareholders' Equity....................................           2,074,094            2,025,391            1,848,145
                                                                            -----------          -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........................         $26,808,479          $26,730,540          $25,167,739
                                                                            ===========          ===========          ===========

(1) See page 9 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except per share amounts)                                      THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------------
Interest and fee income                                                                   1998                  1997
                                                                                      --------------       --------------
     Loans.......................................................                      $    400,807         $    382,968
     Securities..................................................                            97,171               90,490
     Other.......................................................                             4,502                2,416
                                                                                       ------------         ------------
               TOTAL INTEREST INCOME.............................                           502,480              475,874
                                                                                       ------------         ------------
Interest expense
     Deposits....................................................                           162,252              148,373
     Short-term borrowings.......................................                            39,270               46,098
     Medium-term notes...........................................                            35,992               23,319
     Subordinated notes and other long-term debt.................                            10,118               10,533
                                                                                       ------------         ------------
               TOTAL INTEREST EXPENSE............................                           247,632              228,323
                                                                                       ------------         ------------

               NET INTEREST INCOME...............................                           254,848              247,551
Provision for loan losses........................................                            22,181               22,380
                                                                                       ------------         ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES..............                           232,667              225,171
                                                                                       ------------         ------------

Total non-interest income (1)....................................                            96,767               76,731
Total non-interest expense (1)...................................                           197,790              183,861
                                                                                       ------------         ------------

               INCOME BEFORE INCOME TAXES........................                           131,644              118,041
Provision for income taxes.......................................                            42,158               40,862
                                                                                       ------------         ------------

               NET INCOME........................................                      $     89,486         $     77,179
                                                                                       ============         ============


PER COMMON SHARE (2)
     Net income
          Basic...................................................                            $0.47                $0.41
          Diluted.................................................                            $0.46                $0.40
     Cash dividends declared......................................                            $0.20                $0.18

AVERAGE COMMON SHARES OUTSTANDING (2).............................                      192,161,096          189,082,054


(1) See page 10 for detail of non-interest income and non-interest expense.
(2) Adjusted for stock splits and stock dividends, as applicable.


See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                                 Accumulated
                                                                                                    Other
                                              Common   Common     Treasury  Treasury    Capital  Comprehensive  Retained
                                              Shares   Stock      Shares    Stock       Surplus     Income      Earnings   Total
------------------------------------------------------------------------- ---------- ---------- ---------- -------------------------
Three Months Ended March 31, 1997:

 Balance, beginning of period                 182,265  $1,290,968  (9,285)  $(204,634)  $401,176   $(13,931)   $312,079  $1,785,658
    Comprehensive Income:
       Net income                                                                                                77,179      77,179
       Unrealized net holding losses on
          securities available for sale
          arising during the period                                                                 (46,993)                (46,993)
                                                                                                                        -----------
       Total comprehensive income                                                                                            30,186
                                                                                                                        -----------
    Cash dividends declared ($0.18 per share)                                                                   (33,069)    (33,069)
    Stock issued for acquisition                                    3,468      78,527     15,122                             93,649
    Stock options exercised                                            61         978       (686)                               292
    Treasury shares purchased                                      (1,429)    (37,578)                                      (37,578)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                          285       6,325      1,101                              7,426
      Employee benefit plans                                           69       1,560        434                              1,994
    Pre-merger transactions of pooled
      subsidiary                                  119         103                          1,719                 (2,234)       (413)
                                              -------  ----------   -----   ---------   --------   --------    --------  ----------

 Balance, end of period                       182,384  $1,291,071  (6,831)  $(154,822)  $418,866   $(60,924)   $353,954  $1,848,145
                                              =======  ==========   =====   =========   ========   ========    ========  ==========


THREE MONTHS ENDED MARCH 31, 1998:

 BALANCE, BEGINNING OF PERIOD                 193,279  $1,528,768  (1,543)  $ (36,791)  $404,235   $ 14,800    $114,379  $2,025,391
    COMPREHENSIVE INCOME:
       NET INCOME                                                                                                89,486      89,486
       UNREALIZED NET HOLDING LOSSES
       ON SECURITIES AVAILABLE FOR
       SALE ARISING DURING THE PERIOD                                                                (4,390)                 (4,390)
                                                                                                                         ----------
       TOTAL COMPREHENSIVE INCOME                                                                                            85,096
                                                                                                                         ----------
    CASH DIVIDENDS DECLARED ($0.20 PER SHARE)                                                                   (38,446)    (38,446)
    STOCK ISSUED FOR ACQUISITION                                      160       3,883     (3,815)                                68
    STOCK OPTIONS EXERCISED                                           403       7,218     (5,907)                             1,311
    TREASURY SHARES SOLD TO
      EMPLOYEE BENEFIT PLANS                                           19         472        202                                674
                                              -------  ----------  ------    --------   --------   --------    --------  ----------

 BALANCE, END OF PERIOD                       193,279  $1,528,768    (961)   $(25,218)  $394,715   $ 10,410    $165,419  $2,074,094
                                              =======  ==========  ======    ========   ========   ========    ========  ==========



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------------------
(in thousands of dollars)                                                                       1998                      1997
                                                                                          ------------------       ---------------
OPERATING ACTIVITIES
     Net Income...............................................................                $  89,486               $   77,179
     Adjustments to reconcile net income to net cash
     provided by operating activities
        Provision for loan losses.............................................                   22,181                   22,380
        Provision for depreciation and amortization...........................                   17,768                   15,296
        Deferred income tax expense...........................................                    5,358                    8,780
        Increase in trading account securities................................                  (12,407)                    (983)
        (Increase) decrease in mortgages held for sale........................                 (121,086)                   9,058
        Net gains on sales of securities......................................                   (3,089)                  (2,098)
        Decrease in accrued income receivable.................................                   10,106                    2,108
        Net decrease (increase) in other assets...............................                   17,152                  (18,685)
        Increase in accrued expenses..........................................                   11,907                   20,667
        Net (decrease) increase in other liabilities..........................                  (30,835)                  37,654
                                                                                             ----------               ----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES..........................                    6,541                  171,356
                                                                                             ----------               ----------

Investing Activities
     Decrease in interest bearing deposits in banks...........................                   37,240                    1,657
     Proceeds from:
          Maturities and calls of investment securities.......................                    1,348                   28,677
          Maturities and calls of securities available for sale...............                  191,087                  175,283
          Sales of securities ................................................                  485,158                  596,740
     Purchases of:
          Investment securities...............................................                        -                   (1,595)
          Securities available for sale.......................................               (1,300,626)                (827,663)
     Proceeds from sales of loans.............................................                   24,548                   25,667
     Net loan originations, excluding sales...................................                  (56,882)                (433,233)
     Proceeds from disposal of premises and equipment.........................                      117                    4,208
     Purchases of premises and equipment......................................                  (21,905)                 (12,997)
     Proceeds from sales of other real estate.................................                    4,802                    3,333
     Net cash received from purchase of subsidiaries..........................                        -                    9,204
                                                                                             ----------               ----------
               NET CASH USED FOR INVESTING ACTIVITIES.........................                 (635,113)                (430,719)
                                                                                             ----------               ----------

FINANCING ACTIVITIES
     (Decrease) increase in total deposits....................................                 (284,643)                  94,197
     Increase (decrease) in short-term borrowings.............................                   99,712                 (129,585)
     Proceeds from issuance of long-term debt.................................                        -                   22,676
     Payment of long-term debt................................................                  (15,000)                 (17,000)
     Proceeds from issuance of medium-term notes..............................                  325,000                  342,500
     Payment of medium-term notes.............................................                  (80,000)                (295,000)
     Proceeds from issuance of capital securities.............................                        -                  200,000
     Dividends paid on common stock, including pre-merger dividends
          of pooled subsidiary................................................                  (38,339)                 (33,299)
     Repurchase of common stock...............................................                        -                  (37,578)
     Proceeds from issuance of common stock...................................                    1,984                    9,420
                                                                                             ----------               ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES......................                    8,714                  156,331
                                                                                             ----------               ----------
               CHANGE IN CASH AND CASH EQUIVALENTS............................                 (619,858)                (103,032)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............                1,651,569                1,092,427
                                                                                             ----------               ----------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................               $1,031,711               $  989,395
                                                                                             ==========               ==========



See notes to unaudited consolidated financial statements.                      5

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The Notes to the Consolidated Financial Statements appearing in Huntington's 1997 Annual Report to Shareholders should be read in conjunction with these interim financial statements.

B. Pursuant to the Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", the Consolidated Statements of Changes in Shareholders' Equity include a new measure called "Comprehensive Income". Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows:

                                                                                March 31,
                                                                       --------------------------
                                                                          1998             1997
                                                                       --------         ---------
Unrealized holding losses arising during the period:
         Gross                                                         $(3,704)         $(74,928)
         Related tax benefit                                             1,322            29,299
                                                                        -------         --------
                  Net                                                   (2,382)          (45,629)
                                                                        -------         --------
Reclassification adjustment for net gains realized
   during the period:
         Gross                                                          (3,089)           (2,098)
         Related tax expense                                             1,081               734
                                                                       -------          --------
                  Net                                                   (2,008)           (1,364)
                                                                       -------          --------

Total Other Comprehensive Income (Loss)                                $(4,390)         $(46,993)
                                                                       =======          ========


         In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The provisions of this Statement require disclosure of financial and descriptive information about an enterprise's operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application. Accordingly, no segment information is included in the notes to these financial statements.

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

         The separate results of operations for Huntington and First Michigan were as follows ($ in millions, except per share):

                                                             March 31,
For the Three Months Ended                                     1997
--------------------------                                   --------
Net Interest Income:
   Huntington                                                $  211.5
   First Michigan                                                36.1
                                                             --------
   Combined                                                  $  247.6
                                                             ========

Net Income:
   Huntington                                                $   66.5
   First Michigan                                                10.7
                                                             --------
   Combined                                                  $   77.2
                                                             ========

Earnings (basic) per common share outstanding:
   Huntington                                                $     .42
   First Michigan                                                  .39
   Combined                                                  $     .41


D. In January 1997, Huntington Capital I, a Delaware statutory business trust owned by Huntington, issued $200 million of company obligated mandatorily redeemable capital securities. All of the common securities of Huntington Capital I are owned by Huntington. The proceeds from the issuance of the capital securities ($200 million) and common securities ($6.2 million) were used by Huntington Capital I to purchase from Huntington $206.2 million of Floating Rate Junior Subordinated Debentures. The subordinated debentures are the sole assets of the trust, bear interest at a variable annual rate equal to LIBOR plus .70%, and mature on February 1, 2027. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt.


E. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income.


F. Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options and the conversion impact of convertible equity instruments.

         The calculation of basic and diluted earnings per share for each of the periods ended March 31 is as follows:

(In thousands, except per share amounts)              1998       1997
                                                    --------   --------
Net income                                          $ 89,486   $ 77,179
                                                    ========   ========

Average common shares outstanding                    192,161    189,082
Dilutive effect of stock options                       2,211      2,138
                                                    --------   --------
         Diluted common shares outstanding           194,372    191,220
                                                    ========   ========

Earnings per share
         Basic                                         $ .47      $ .41
         Diluted                                       $ .46      $ .40

Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.

---------------------------------------------------------------------------------------------------------------------------
 FINANCIAL REVIEW

--------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     MARCH 31,           December 31,           March 31,
                                                                1998                  1997                 1997
                                                             -----------           -----------          -----------
Commercial....................................               $ 5,441,107           $ 5,270,660          $ 5,391,832
Real Estate
     Construction.............................                   846,715               863,635              755,219
     Commercial...............................                 2,367,823             2,370,652            2,228,117
     Residential..............................                 1,083,566             1,228,446            1,600,137
Consumer
    Loans.....................................                 6,423,582             6,462,716            6,153,585
    Leases....................................                 1,585,596             1,542,139            1,325,105
                                                             -----------           -----------          -----------

     TOTAL LOANS..............................               $17,748,389           $17,738,248          $17,453,995
                                                             ===========           ===========          ===========



---------------------------------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     MARCH 31,           December 31,           March 31,
                                                                1998                  1997                  1997
                                                             -----------           -----------          -----------
Demand deposits
     Non-interest bearing.....................               $ 2,516,765           $ 2,549,518          $ 2,786,287
     Interest bearing.........................                 3,785,550             3,762,862            3,213,361
Savings deposits..............................                 3,229,359             3,133,014            3,204,941
Other domestic time deposits..................                 6,012,135             6,115,534            5,680,917
                                                             -----------           -----------          -----------
     Total core deposits......................                15,543,809            15,560,928           14,885,506
                                                             -----------           -----------          -----------
Certificates of deposit of $100,000 or more...                 2,018,818             1,903,657            1,707,040
Foreign time deposits.........................                   137,917               519,133              383,500
                                                             -----------           -----------          -----------

     TOTAL DEPOSITS...........................               $17,700,544           $17,983,718          $16,976,046
                                                             ===========           ===========          ===========

----------------------------------------------------------------------------------------
FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ----------------------------------    PERCENT
                                                                              1998             1997            CHANGE
------------------------------------------------------------------       --------------------------------------------------
Service charges on deposit accounts ..............................              $30,837       $27,594          11.8.%
Mortgage banking .................................................               14,157         8,997          57.4
Trust services ...................................................               12,583        12,145           3.6
Brokerage and insurance income....................................                8,285         7,084          17.0
Electronic banking fees...........................................                5,731         4,364          31.3
Credit card fees..................................................                4,859         4,195          15.8
Other.............................................................               17,226        10,254          68.0
                                                                               --------       -------
Total non-interest income before securities gains.................               93,678        74,633          25.5
                                                                               --------       -------
Securities gains..................................................                3,089         2,098          47.2
                                                                               --------       -------
TOTAL NON-INTEREST INCOME ........................................              $96,767       $76,731          26.1%
                                                                               ========       =======

---------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ----------------------------------    PERCENT
                                                                              1998             1997            CHANGE
------------------------------------------------------------------       --------------------------------------------------
Personnel and related costs.......................................             $104,712       $97,241           7.7 %
Outside data processing and other services........................               16,586        12,567          32.0
Equipment ........................................................               15,149        13,188          14.9
Net occupancy ....................................................               13,439        13,332           0.8
Marketing.........................................................                6,932         8,965         (22.7)
Telecommunications................................................                6,023         4,967          21.3
Legal and other professional services.............................                5,788         5,429           6.6
Printing and supplies.............................................                5,761         4,927          16.9
Franchise and other taxes.........................................                5,500         5,240           5.0
Amortization of intangible assets.................................                3,393         2,946          15.2
Other.............................................................               14,507        15,059          (3.7)
                                                                               --------       -------
TOTAL NON-INTEREST EXPENSE .......................................             $197,790       183,861           7.6 %
                                                                               ========       =======

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

FORWARD-LOOKING STATEMENTS

         Congress passed the Private Securities Litigation Report Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations.
         Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; successful integration of acquired businesses; the nature and extent of governmental actions and reforms; and extended disruption of vital infrastructure. The management of Huntington encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

ACQUISITIONS

         In December 1997, Huntington signed a definitive agreement with NationsBank Corporation (NationsBank) to acquire sixty banking offices in Florida. The branch acquisition is expected to add approximately $1.6 billion in loans and $2.6 billion in deposits. The deposit premium, which is subject to final determination based upon the deposit levels at the closing of the transaction, is projected to be approximately $523 million. The transaction is expected to close late in the second quarter of 1998.
         Although Huntington continually monitors and investigates suitable acquisition opportunities, Huntington has no material written or oral acquisition agreements or understandings with specific entities except as described above.

OVERVIEW

         Huntington reported earnings of $89.5 million for the first quarter of 1998 compared with $77.2 million for the same period last year. Basic earnings per share were $.47, an increase of 14.6% from $.41 per share for the first three months of 1997. On a diluted basis, the per share results were $.46 and $.40, respectively. Huntington's return on average assets (ROA) was 1.38% for the quarter just ended versus 1.27% one year ago. Return on average equity (ROE) was 17.73%, up from 17.42% in the first quarter of 1997.
         Total assets were $26.8 billion at March 31, 1998, an increase of 6.5% from one year ago but flat with the recent year-end. The increase over the last twelve months is the result of a larger investment securities portfolio as well as loan growth in the last nine months of 1997, and higher volumes of mortgages held for sale. Average total loans outstanding for the recent quarter grew 6.5% over the same period last year, after adjusting for the impact of single-family residential mortgage loans sold in the past several months. During the first quarter of 1998, Huntington experienced only a modest increase in its loans outstanding. The slower rate of growth is attributable to competitive pressures combined with large prepayments in the commercial lending portfolio. Huntington believes it is critical to maintain its pricing discipline in the lending process. Accordingly, should current trends in the marketplace continue, future loan growth may also be suppressed.

         Core deposits were flat with year end but were up $658.3 million from March 31, 1997. Average core deposits increased $1.1 billion, or 7.2%, versus the first quarter of last year, fueled by 7.9% growth in transaction accounts.

         Huntington's wholesale liability position also expanded in the past year as new asset volumes outpaced deposit growth. Most of the incremental wholesale funding was in the form of unsecured medium-term bank notes.

LINES OF BUSINESS

         Huntington segments its operations into five distinct lines of business: Retail Banking, Corporate Banking, Dealer Sales, Private Financial Group, and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. A detailed description of the lines of business is contained in Huntington's Annual Report on Form 10-K for the year ended December 31, 1997.
         The following summary contains selected financial information by business segment for the three months ended March 31, 1998:

(In thousands of dollars)
                                                                Average            Average
                           Revenues           Net Income      Total Assets      Total Deposits
                           --------           ----------      ------------      --------------
Retail Banking             $186,009            $40,044        $7,486,890         $15,153,177
Corporate Banking            72,942             23,985         5,880,611             919,816
Dealer Sales                 42,042             12,118         5,116,160              56,551
Private Financial Group      20,806              5,454           629,878             503,309
Treasury / Other             29,816              7,885         7,216,761             849,359
                           --------            -------       -----------         -----------

Total                      $351,615            $89,486       $26,330,300         $17,482,212
                           ========            =======       ===========         ===========

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income for the quarter was $254.8 million, up $7.3 million, or 2.9%, from the same period a year ago. The increase was largely the result of growth in investment securities and other earning assets, as the highly competitive marketplace continues to erode loan margins across much of the banking industry. Huntington's margin dropped from 4.39% in the first three months of 1997 to 4.30% in the quarter just ended. Management expects margin compression to be a continuing challenge in the ensuing quarters which may continue to depress growth in net interest income.

PROVISION FOR LOAN LOSSES
         The provision for loan losses was $22.2 million in the first quarter of 1998, down slightly from $22.4 million in the same period last year. Annualized net charge-offs as a percentage of average total loans was .51% for the recent three months, compared with .42% in the same period last year and .50% for full year 1997.

NON-INTEREST INCOME
         Non-interest income, excluding net gains from the sale of investment securities, was $93.7 million for the first quarter of 1998, compared with $74.6 million for the first three months of 1997. The 25.5% increase is attributable to higher mortgage banking income associated with strong origination activity, growth in service charges on deposit accounts, and income generated from the $400 million Bank Owned Life Insurance policy purchased by Huntington in December 1997. Electronic banking fees and brokerage revenues also showed considerable improvement.

NON-INTEREST EXPENSE
         Non-interest expense increased 7.6%, or $13.9 million, from one year ago. The primary drivers were higher sales commissions (a component of "Personnel and related costs"); increases in outside services, in part due to Year 2000 expenses; and an increase in the number of ATMs deployed by Huntington that fueled an increase in telecommunications costs. In addition, 1997 purchase acquisitions impacted last year's first quarter expenses only partially but affected results for all of the recent quarter.
         "Year 2000" expenses relate to professional fees for outside services (primarily programming) as well as internal staff costs that have been, and will continue to be, incurred to alter programs that have time-sensitive software which may recognize a "00" date as the year 1900 versus 2000. Huntington anticipates substantially all reprogramming will be completed by December 31, 1998, allowing the opportunity in 1999 to fully test the systems and make any further refinements that are needed. The failure of certain third parties to adequately address Year 2000 could also adversely impact Huntington. Consequently, Huntington is communicating with customers, suppliers, and others to identify any potential problems. Huntington's management estimates an additional $8.2 million of Year 2000 costs will be incurred in the future to get Huntington's systems fully compliant. These costs, however, are not expected to materially impact Huntington's results of operations in any one period.
         During the recent quarter, the operations of Huntington's Western Michigan region, formerly First Michigan Bank Corporation, were successfully converted to Huntington's primary operating platform. This is expected to create efficiencies as well as the opportunity to enhance the products and services provided customers in the Western Michigan market.

INTEREST RATE RISK MANAGEMENT

         Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty settlement, and market risks. On and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.
         Interest rate risk management is a dynamic process, encompassing the business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, and futures and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.
         Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, for example, interest rate caps, floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management assigns probabilities and, therefore, believes that, at any point in time, the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure. This information is regularly shared with the Board of Directors.
         At March 31, 1998, the results of Huntington's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100-200 basis point decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). If interest rates rose 100 basis points, net interest income would be expected to decrease by 1.2%. An increase of 200 basis points would result in a 2.4% reduction.
         Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments perform identically to similar cash instruments but are often preferable because they require less capital while preserving access to the marketplace.
         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at March 31, 1998:

                                                              Average                     Average Rate
                                                 Notional     Maturity      Market        -------------
(Dollars in millions)                             Value       (years)       Value         Receive   Pay
                                                  -----       -------       -----         -------   ---
ASSET CONVERSION SWAPS
Received fixed                                     $  575       1.85       $   .1          6.15%   5.66%
                                                   ======                  ======

LIABILITY CONVERSION SWAPS
Receive fixed                                      $1,980       1.55       $ 26.0          6.28%   5.68%
Receive fixed-amortizing                              185       1.25        (  .2)         5.63%   5.69%
Pay fixed                                             400       0.62           .2          5.73%   5.49%
                                                   ------                  ------
TOTAL LIABILITY CONVERSION
   SWAPS                                           $2,565       1.38       $ 26.0          6.15%   5.65%
                                                   ======                  ======

BASIS PROTECTION SWAPS                             $  785       1.05       $(  .5)         5.68%   5.72%
                                                   ======                  ======

         As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management made no assumptions regarding future changes in interest rates with respect to the variable rate information and the indexed amortizing swap maturities presented in the table above.
         The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Asset conversion swaps and liability conversion swaps with notional values of $300 million and $500 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.
         The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At March 31, 1998, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $72.1 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.
         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $195 million at March 31, 1998. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

CREDIT RISK

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending to established borrowers. Highly leveraged transactions as well as excessive industry and other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.
         Huntington continues to compare favorably with its peers in terms of asset quality. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $95.1 million at March 31, 1998. Non-performing loans represented .47% of total loans and non-performing assets as a percentage of total loans and other real estate were only .54%, as of this same date. Loans past due ninety days or more but continuing to accrue interest, including consumer and residential real estate credits, were $65.0 million.
         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historic loss experience, prevailing economic conditions, and other relevant factors. The reserve ratio increased to 1.46% at the recent quarter end versus 1.38% one year ago. At March 31, 1998, the ALL covered non-performing loans 3.1 times. When the ALL is combined with the allowance for other real estate owned, the reserves were 270% of total nonperforming assets.

CAPITAL

         Huntington recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.
         Huntington's ratio of average equity to average assets in the first three months of 1998 was 7.77%, compared with 7.31% in the same period last year. At March 31, 1998, Tier 1 and Total Risk-based Capital Ratios were 8.91% and 11.57%, respectively. Huntington's two bank subsidiaries also had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.
         In March 1998, Huntington filed a registration statement with the Securities and Exchange Commission for the purpose of registering for sale up to
8.5 million shares of its common stock. Management continues to evaluate various capital management alternatives in connection with the pending branch acquisition, and is uncertain as to the ultimate size and timing of the common stock offering. Huntington is, however, committed to maintaining its long history of strong capital and expects, subject to market conditions and other developments, to issue a combination of trust preferred securities and subordinated notes on or before the closing of the acquisition.
         The Board of Directors authorized Huntington, on February 21, 1996, to repurchase up to 12.1 million additional shares of its common stock (as adjusted for subsequent stock dividends) through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. The repurchase program is currently suspended but Huntington has approximately 2.6 million shares remaining under the authorization.

------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                         --------------       --------------       ------------
THREE MONTHS ENDED MARCH 31,                                  1998                 1997              % Change
                                                         --------------       --------------       ------------
NET INCOME.........................................          $89,486              $77,179               15.9%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic....................................            $0.47                $0.41               14.6
          Diluted..................................            $0.46                $0.40               15.0
     Cash dividends declared.......................            $0.20                $0.18               11.1
AVERAGE COMMON SHARES OUTSTANDING (1)..............          192,161              189,082                1.6
KEY RATIOS
Return on:
     Average total assets..........................             1.38%                1.27%               8.7
     Average shareholders' equity..................            17.73%               17.42%               1.8
Efficiency ratio...................................            56.32%               56.64%              (0.6)
Average equity/average assets......................             7.77%                7.31%               6.3
Net interest margin................................             4.30%                4.39%              (2.1)



---------------------------------------------------      --------------       --------------       ------------
AT MARCH 31,                                                  1998                 1997              % Change
                                                         --------------       --------------       ------------

Total Loans........................................      $17,748,389          $17,453,995               1.7%
Total Deposits.....................................      $17,700,544          $16,976,046               4.3
Total Assets.......................................      $26,808,479          $25,167,739               6.5
Shareholders' Equity...............................      $ 2,074,094          $ 1,848,145              12.2

Period-End Shares Outstanding (1)..................          192,319              191,584               0.4
Shareholders' Equity Per Common Share (1)..........           $10.78                $9.65              11.7

Regulatory Capital Data:
   Total Risk-Adjusted Assets......................      $22,553,563          $20,547,936               9.8
   Tier 1 Risk-Based Capital Ratio.................             8.91%                9.04%             (1.4)
   Total Risk-Based Capital Ratio..................            11.57%               12.18%             (5.0)
   Tier 1 Leverage Ratio...........................             7.72%                7.62%              1.3



(1) Adjusted for stock splits and stock dividends, as applicable.

---------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1998 AND DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    MARCH 31, 1998                         December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                 AMORTIZED COST          FAIR VALUE       Amortized Cost        Fair Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies
     1-5 years.........................                 $   656             $   656              $   656           $   656
                                                        -------             -------              -------           -------
        Total..........................                     656                 656                  656               656
                                                        -------             -------              -------           -------
States and political subdivisions
     Under 1 year......................                   6,818               6,795                6,311             6,310
     1-5 years.........................                  12,561              12,655               13,592            13,719
     6-10 years........................                   8,880               9,040                9,605             9,788
     Over 10 years.....................                   2,716               2,766                2,846             2,910
                                                        -------             -------              -------           -------
        Total..........................                  30,975              31,256               32,354            32,727
                                                        -------             -------              -------           -------
Total Investment Securities............                 $31,631             $31,912              $33,010           $33,383
                                                        =======             =======              =======           =======

----------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 1998 AND DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                      MARCH 31, 1998                        December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                   AMORTIZED COST          FAIR VALUE      Amortized Cost         Fair Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year................................      $      701          $      706          $    1,001         $    1,012
     1-5 years...................................         305,370             306,419             409,364            407,936
     6-10 years..................................         749,542             746,054             320,497            320,726
                                                       ----------          ----------          ----------         ----------
        Total....................................       1,055,613           1,053,179             730,862            729,674
                                                       ----------          ----------          ----------         ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year................................             903                 902               2,223              2,216
     1-5 years...................................         273,230             272,911             169,877            170,177
     6-10 years..................................         218,440             218,173             497,496            494,016
     Over 10 years...............................         794,371             798,102             698,906            705,031
                                                       ----------          ----------          ----------         ----------
        Total....................................       1,286,944           1,290,088           1,368,502          1,371,440
                                                       ----------          ----------          ----------         ----------
     Other agencies
     Under 1 year................................             991                 994                 984                992
     1-5 years...................................       1,827,588           1,830,565           1,590,592          1,594,409
     6-10 years..................................         833,746             837,532             787,682            792,359
     Over 10 years...............................         630,666             629,983             509,713            512,160
                                                       ----------          ----------          ----------         ----------
        Total....................................       3,292,991           3,299,074           2,888,971          2,899,920
                                                       ----------          ----------          ----------         ----------
Other
     Under 1 year................................          11,125              11,074              13,940             13,925
     1-5 years...................................         215,838             218,876             211,943            214,772
     6-10 years..................................         194,527             199,339             199,849            205,771
     Over 10 years...............................         263,294             265,698             210,688            213,183
     Marketable equity securities................           8,670               7,776              62,164             61,129
                                                       ----------          ----------          ----------         ----------
        Total....................................         693,454             702,763             698,584            708,780
                                                       ----------          ----------          ----------         ----------
Total Securities Available for Sale..............      $6,329,002          $6,345,104          $5,686,919         $5,709,814
                                                       ==========          ==========          ==========         ==========

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                                         1998                             1997
                                                                       --------    -----------------------------------------------
                                                                         I Q          IV Q         III Q         II Q       I Q
                                                                       --------     --------     --------      --------   --------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD...............          $258,171     $257,883     $247,867      $241,647   $230,778
Allowance of assets acquired/other...........................                --        1,600           --           149      6,028
Loan losses..................................................           (27,566)     (33,344)     (24,354)      (30,301)   (22,724)
Recoveries of loans previously charged off...................             5,476        5,797        6,019         5,541      5,185
Provision for loan losses....................................            22,181       26,235       28,351        30,831     22,380
                                                                       --------     --------     --------      --------   --------
ALLOWANCE FOR LOAN LOSSES END OF PERIOD......................          $258,262     $258,171     $257,883      $247,867   $241,647
                                                                       ========     ========     ========      ========   ========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized................................              0.51%        0.61%        0.41%         0.56%      0.42%
  Provision for loan losses--annualized......................              0.51%        0.59%        0.63%         0.70%      0.53%
Allowance for loan losses as a % of total loans..............              1.46%        1.46%        1.46%         1.39%      1.38%
Net loan loss coverage (1)...................................              6.96x        5.79x        5.91x         6.41x      8.01x

(1) Income before taxes and the provision for loan losses to net loan losses.


-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
(Quarter-End)                                                            1998                               1997
                                                                        -------      ----------------------------------------------
(in thousands of dollars)                                                 I Q         IV Q         III Q         II Q        I Q
                                                                        -------      -------      -------       -------    -------
Non-accrual loans............................................           $79,888      $65,981      $72,385       $61,105    $64,764
Renegotiated loans...........................................             3,173        5,822        6,069         4,449      4,490
                                                                        -------      -------      -------       -------    -------

TOTAL NON-PERFORMING LOANS...................................            83,061       71,803       78,454        65,554     69,254
                                                                        -------      -------      -------       -------    -------
Other real estate, net.......................................            12,005       15,343       13,762        14,434     20,300
                                                                        -------      -------      -------       -------    -------

TOTAL NON-PERFORMING ASSETS..................................           $95,066      $87,146      $92,216       $79,988    $89,554
                                                                        =======      =======      =======       =======    =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS...........................................              0.47%        0.40%        0.44%         0.37%      0.40%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE.....................              0.54%        0.49%        0.52%         0.45%      0.51%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS.......................................            310.93%      359.55%      328.71%       378.11%    348.93%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS.....................            270.07%      294.32%      277.31%       306.51%    266.89%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE......................           $64,959      $49,608      $43,120       $40,967    $42,023
                                                                        =======      =======      =======       =======    =======

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

------------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                                   1ST QUARTER 1998                4th Quarter 1997
                                                                             --------------------------       ----------------------
(in millions of dollars)                                                      AVERAGE         YIELD/           Average     Yield/
                                                                              BALANCE          RATE            Balance      Rate
                                                                             -----------     ----------        --------   ----------
ASSETS
Interest bearing deposits in banks....................................          $     9           5.35%         $    5       5.37%
Trading account securities............................................                8           5.48              12       5.89
Federal funds sold and securities purchased under resale agreements...               21           6.57              20       5.48
Mortgages held for sale...............................................              219           7.24             177       8.27
Securities:
      Taxable.........................................................            5,906           6.35           5,308       6.37
      Tax exempt......................................................              237           9.23             246       9.39
                                                                                -------                         ------
           Total Securities...........................................            6,143           6.46           5,554       6.51
                                                                                -------                         ------
Loans:
     Commercial.......................................................            5,306           8.58           5,312       8.55
     Real Estate
          Construction................................................              823           8.85             875       8.93
          Mortgage....................................................            3,520           8.65           3,639       8.65
     Consumer
           Loans......................................................            6,428           9.40           6,441       9.22
           Leases.....................................................            1,564           7.13           1,521       7.43
                                                                                -------                         ------
           Total Consumer loans.......................................            7,992           8.96           7,962       8.88
                                                                                -------                         ------
Total Loans...........................................................           17,641           8.78          17,788       8.74
Allowance for loan losses/loan fees...................................              265                            268
                                                                                -------                        -------
Net loans.............................................................           17,376           9.20          17,520       9.14
                                                                                -------                        -------
Total earning assets..................................................           24,041           8.48%         23,556       8.51%
                                                                                -------                        -------
Cash and due from banks...............................................              917                            951
All other assets......................................................            1,637                          1,190
                                                                                -------                        -------
TOTAL ASSETS..........................................................          $26,330                        $25,429
                                                                                =======                        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits....................................          $ 2,979                        $ 2,954
     Interest bearing demand deposits.................................            3,250           2.68%          3,257       2.61%
     Savings deposits.................................................            3,028           3.44           3,017       3.40
     Other domestic time deposits.....................................            6,093           5.64           6,089       5.66
                                                                                -------                        -------
          Total core deposits.........................................           15,350           4.32          15,317       4.31
                                                                                -------                        -------
Certificates of deposit of $100,000 or more...........................            1,935           5.78           2,004       5.79
Foreign time deposits.................................................              198           5.85             248       5.91
                                                                                -------                        -------
     Total deposits...................................................           17,483           4.54          17,569       4.54
                                                                                -------                        -------
Short-term borrowings.................................................            3,050           5.22           2,442       5.11
Medium-term notes.....................................................            2,520           5.79           2,171       5.83
Subordinated notes and other long-term debt,
   including capital securities.......................................              691           5.85             704       6.23
                                                                                -------                        -------
     Interest bearing liabilities.....................................           20,765           4.83%         19,932       4.81%
                                                                                -------                        -------
All other liabilities.................................................              539                            570
Shareholders' equity..................................................            2,047                          1,973
                                                                                -------                        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................          $26,330                        $25,429
                                                                                =======                        =======

Net interest rate spread..............................................                            3.65%                      3.70%
Impact of non-interest bearing funds on margin........................                            0.65%                      0.74%
NET INTEREST MARGIN...................................................                            4.30%                      4.44%


(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

----------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)


---------------------------------------------------------------------------------------------------------
         3rd Quarter 1997                     2nd Quarter 1997                      1st Quarter 1997
     -------------------------            ------------------------             --------------------------
     Average         Yield/               Average        Yield/                Average         Yield/
     Balance          Rate                Balance         Rate                 Balance          Rate
     ---------     -----------            ---------     ----------             ---------     ------------

      $    17           5.51%              $     2           5.68%               $    1           6.74%
            8           5.90                    11           5.67                     8           5.29
           75           5.50                    39           5.71                    41           5.52
          146           7.30                   115           7.63                    87           7.71

        5,241           6.36                 5,422           6.36                 5,433           6.35
          255           9.10                   275           9.05                   283           9.18
     ---------                            ---------                            ---------
        5,496           6.49                 5,697           6.50                 5,716           6.49
     ---------                            ---------                            ---------

        5,264           8.65                 5,405           8.65                 5,221           8.60

          862           9.10                   788           9.17                   728           9.05
        3,865           8.72                 3,845           8.74                 3,695           8.66

        6,366           9.15                 6,242           9.24                 6,144           8.88
        1,465           7.53                 1,382           7.63                 1,252           7.84
     ---------                            ---------                            ---------
        7,831           8.85                 7,624           8.95                 7,396           8.70
     ---------                            ---------                            ---------
       17,822           8.77                17,662           8.82                17,040           8.68
          254                                  250                                  240
     ---------                            ---------                            ---------
       17,568           9.18                17,412           9.32                16,800           9.10
     ---------                            ---------                            ---------
       23,564           8.52%               23,526           8.62%               22,893           8.43%
     ---------                            ---------                            ---------
          905                                  920                                  884
        1,132                                1,042                                1,046
     ---------                            ---------                            ---------
      $25,347                              $25,238                              $24,583
     =========                            =========                            =========


      $ 2,775                              $ 2,739                              $ 2,623
        3,193           2.78%                3,239           2.55%                3,161           2.60%
        3,048           3.19                 3,121           3.34                 3,006           3.21
        5,995           5.65                 5,809           5.61                 5,525           5.60
     ---------                            ---------                            ---------
       15,011           4.29                14,908           4.21                14,315           4.17
     ---------                            ---------                            ---------
        2,085           5.76                 1,940           5.68                 1,652           5.52
          379           5.83                   501           5.79                   401           5.73
     ---------                            ---------                            ---------
       17,475           4.54                17,349           4.46                16,368           4.38
     ---------                            ---------                            ---------
        2,822           5.25                 3,154           5.19                 3,639           5.10
        1,785           5.91                 1,621           5.96                 1,612           5.87

          793           6.23                   777           6.42                   684           6.16
     ---------                            ---------                            ---------
       20,100           4.83%               20,162           4.77%               19,680           4.70%
     ---------                            ---------                            ---------
          528                                  481                                  483
        1,944                                1,856                                1,797
     ---------                            ---------                            ---------
      $25,347                              $25,238                              $24,583
     =========                            =========                            =========

                        3.69%                                3.85%                                3.73%
                        0.72%                                0.69%                                0.66%
                        4.41%                                4.54%                                4.39%

----------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


-------------------------------------------------------------------------------------------------------------------------------
                                                           1998                                   1997
                                                         ---------     ----------------------------------------------------
(in thousands of dollars, except per share amounts)        I Q          IV Q              III Q         II Q          I Q
----------------------------------------------------    ----------     --------         --------      --------     --------
TOTAL INTEREST INCOME................................    $502,480      $499,760         $502,821      $503,018     $475,874
TOTAL INTEREST EXPENSE...............................     247,632       240,197          245,663       240,060      228,323
                                                         --------      --------         --------      --------     --------
NET INTEREST INCOME..................................     254,848       259,563          257,158       262,958      247,551
Provision for loan losses............................      22,181        26,235           28,351        30,831       22,380
                                                         --------      --------         --------      --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES..........................     232,667       233,328          228,807       232,127      225,171
                                                         --------      --------         --------      --------     --------
Service charges on deposit accounts .................      30,837        31,035           30,382        28,841       27,594
Mortgage banking ....................................      14,157        15,889           20,672        10,157        8,997
Trust services ......................................      12,583        12,019           12,124        11,815       12,145
Brokerage and insurance income.......................       8,285         6,131            7,615         6,254        7,084
Electronic banking fees..............................       5,731         6,153            5,947         6,192        4,364
Credit card fees.....................................       4,859         6,583            5,073         4,522        4,195
Securities gains.....................................       3,089         1,034            1,243         3,604        2,098
Other................................................      17,226         9,666           13,041        10,116       10,254
                                                         --------      --------         --------      --------     --------
TOTAL NON-INTEREST INCOME ...........................      96,767        88,510           96,097        81,501       76,731
                                                         --------      --------         --------      --------     --------
Personnel and related costs..........................     104,712        97,224          101,323        97,000       97,241
Outside data processing and other services...........      16,586        16,745           14,450        14,351       12,567
Equipment ...........................................      15,149        16,004           14,504        14,172       13,188
Net occupancy .......................................      13,439        11,756           12,772        11,650       13,332
Marketing............................................       6,932         8,187            7,845         7,785        8,965
Telecommunications...................................       6,023         5,636            5,642         5,283        4,967
Legal and other professional services................       5,788         8,318            6,095         5,089        5,429
Printing and supplies................................       5,761         6,240            5,383         5,034        4,927
Franchise and other taxes............................       5,500         4,576            4,685         5,335        5,240
Amortization of intangible assets....................       3,393         3,285            3,382         3,406        2,946
Special charges......................................          --            --           47,163            --           --
Other................................................      14,507        10,561           21,666        16,700       15,059
                                                         --------      --------         --------      --------     --------
TOTAL NON-INTEREST EXPENSE ..........................     197,790       188,532          244,910       185,805      183,861
                                                         --------      --------         --------      --------     --------
Income Before Income Taxes ..........................     131,644       133,306           79,994       127,823      118,041
Provision for income taxes ..........................      42,158        42,657           38,762        44,220       40,862
                                                         --------      --------         --------      --------     --------

NET INCOME ..........................................    $ 89,486      $ 90,649         $ 41,232       $83,603     $ 77,179
                                                         ========      ========         ========      ========     ========

PER COMMON SHARE (1)
 Net income
     Basic...........................................       $0.47         $0.47            $0.22         $0.44        $0.41
     Diluted.........................................       $0.46         $0.47            $0.21         $0.43        $0.40
 Cash Dividends Declared.............................       $0.20         $0.20            $0.20         $0.18        $0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .................................    $254,848      $259,563         $257,158      $262,958     $247,551
Tax Equivalent Adjustment (2) .......................       2,655         2,754            3,115         2,948        3,047
                                                         --------      --------         --------      --------     --------
Tax Equivalent Net Interest Income ..................    $257,503      $262,317         $260,273      $265,906     $250,598
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



                                            Huntington Bancshares Incorporated
                                            ------------------------------------
                                                          (Registrant)




Date:    May 15, 1998                       /s/ RALPH K. FRASIER
                                            ------------------------------------
                                            Ralph K. Frasier
                                            General Counsel and Secretary




Date:    May 15, 1998                       /s/ GERALD R. WILLIAMS
                                            ------------------------------------
                                            Gerald R. Williams
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (principal accounting officer)

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

                                    ( i )( c ) Articles of Amendment to Articles of Restatement of Charter.

                                    ( ii ) Bylaws -- previously filed as Exhibit
                                    2(ii) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                           4.       Instruments defining the Rights of Security
                                    Holders:

                                    Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, as amended and supplemented. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                                    Exhibit 1 to Registration Statement on Form
                                    8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated January 14, 1998, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 1997.

                           2. A report on Form 8-K, dated March 11, 1998, was filed under report item number 5 concerning the retirement of Zuheir Sofia, President, Chief Operating Officer, and Treasurer, and certain post-retirement matters.