Form 10-Q
period 1998-06-30
HUNTINGTON BANCSHARES INC/MD
filed 1998-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 1998


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

There were 211,688,612 shares of Registrant's without par value common stock outstanding on July 31, 1998.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                 JUNE 30,            December 31,           June 30,
                                                                            1998                  1997                 1997
                                                                        -----------           -----------          -----------
ASSETS
Cash and due from banks.............................................    $ 1,151,784           $ 1,142,450          $ 1,105,343
Interest bearing deposits in banks..................................        278,400                39,618                1,776
Trading account securities..........................................         30,244                 7,082                6,585
Federal funds sold and securities
     purchased under resale agreements..............................        707,377               509,119               20,547
Mortgages held for sale.............................................        305,741               192,948              149,568
Securities available for sale - at fair value.......................      4,467,986             5,709,814            5,152,257
Investment securities - fair value $29,898; $33,383;
     and $55,535, respectively......................................         29,637                33,010               54,972
Total loans (1).....................................................     19,061,839            17,738,248           17,821,299
     Less allowance for loan losses.................................        286,864               258,171              247,867
                                                                        -----------           -----------          -----------
Net loans...........................................................     18,774,975            17,480,077           17,573,432
                                                                        -----------           -----------          -----------
Premises and equipment..............................................        496,840               389,481              391,502
Customers' acceptance liability.....................................         25,906                27,818               42,573
Accrued income and other assets.....................................      1,918,329             1,199,123              758,578
                                                                        -----------           -----------          -----------

TOTAL ASSETS........................................................    $28,187,219           $26,730,540          $25,257,133
                                                                        ===========           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1)..................................................    $19,666,248           $17,983,718          $17,637,871
Short-term borrowings...............................................      1,655,244             3,141,671            2,503,275
Bank acceptances outstanding........................................         25,906                27,818               42,573
Medium-term notes...................................................      3,147,150             2,332,150            1,884,400
Subordinated notes and other long-term debt.........................        749,692               498,889              599,398
Company obligated mandatorily redeemable preferred capital
  securities of subsidiary trusts holding solely the junior
  subordinated debentures of the parent company.....................        300,000               200,000              200,000
Accrued expenses and other liabilities..............................        509,130               520,903              459,616
                                                                        -----------           -----------          -----------
     Total Liabilities..............................................     26,053,370            24,705,149           23,327,133
                                                                        -----------           -----------          -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized 500,000,000 shares;
          issued and outstanding 193,279,797; 193,279,797; and
          184,008,147 shares, respectively..........................      1,528,768             1,528,768            1,292,477
      Less 853,882; 1,543,371; and 7,076,546
          treasury shares, respectively ............................        (22,832)              (36,791)            (160,557)
     Capital surplus................................................        393,296               404,235              455,641
     Accumulated other comprehensive income.........................         15,376                14,800              (25,080)
     Retained earnings..............................................        219,241               114,379              367,519
                                                                        -----------           -----------          -----------
     Total Shareholders' Equity.....................................      2,133,849             2,025,391            1,930,000
                                                                        -----------           -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................    $28,187,219           $26,730,540          $25,257,133
                                                                        ===========           ===========          ===========


(1) See page 10 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME


                                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                              ------------------------      ------------------------
                                                                                1998            1997          1998           1997
                                                                              --------        --------      --------        --------
Interest and fee income
     Loans.................................................................   $399,134        $409,740      $799,941        $792,708
     Securities............................................................     84,369          90,385       181,540         180,875
     Other.................................................................      7,765           2,893        12,267           5,309
                                                                              --------        --------      --------        --------
               TOTAL INTEREST INCOME.......................................    491,268         503,018       993,748         978,892
                                                                              --------        --------      --------        --------
Interest expense
     Deposits..............................................................    162,153         162,498       324,405         310,871
     Short-term borrowings.................................................     24,343          37,421        58,165          78,957
     Medium-term notes.....................................................     46,236          27,703        87,676          55,584
     Subordinated notes and other long-term debt...........................     11,107          12,438        21,225          22,971
                                                                              --------        --------      --------        --------
               TOTAL INTEREST EXPENSE......................................    243,839         240,060       491,471         468,383
                                                                              --------        --------      --------        --------

               NET INTEREST INCOME.........................................    247,429         262,958       502,277         510,509
Provision for loan and lease losses........................................     24,595          30,831        46,776          53,211
                                                                              --------        --------      --------        --------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES........................    222,834         232,127       455,501         457,298
                                                                              --------        --------      --------        --------

Total non-interest income (1)..............................................    121,269          81,501       218,036         158,232
Total non-interest expense (1).............................................    208,291         185,805       406,081         369,666
                                                                              --------        --------      --------        --------

               INCOME BEFORE INCOME TAXES                                      135,812         127,823       267,456         245,864
Provision for income taxes.................................................     43,503          44,220        85,661          85,082
                                                                              --------        --------      --------        --------

               NET INCOME..................................................   $ 92,309        $ 83,603      $181,795        $160,782
                                                                              ========        ========      ========        ========


PER COMMON SHARE (2)
     Net income
          Basic............................................................      $0.44           $0.40         $0.86           $0.77
          Diluted..........................................................      $0.43           $0.39         $0.85           $0.76
     Cash dividends declared...............................................      $0.18           $0.16         $0.36           $0.32


AVERAGE COMMON SHARES (2)
          Basic............................................................211,599,836     210,481,123   211,489,136     209,244,218
          Diluted..........................................................214,663,829     212,798,232   214,237,089     211,578,857


(1) See page 11 for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend distributed July 1998.

See notes to unaudited consolidated financial statements.



--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER
 SHARE AMOUNTS)
                                                                                             ACCUMULATED
                                                                                                OTHER
                                       COMMON    COMMON   TREASURY    TREASURY     CAPITAL   COMPREHENSIVE    RETAINED
                                       SHARES    STOCK    SHARES        STOCK      SURPLUS      INCOME        EARNINGS      TOTAL
--------------------------------       ------    ------   -------     --------     -------    ------------    --------      -----
Six Months Ended June 30, 1997:
 Balance, beginning of period        182,265   $1,290,968   (9,285)   ($204,634)  $401,176    ($13,931)       $312,079   $1,785,658
   Comprehensive Income:
    Net income                                                                                                 160,782      160,782
    Unrealized net holding
     losses on securities
     available for sale
     arising during the period                                                                 (11,149)                     (11,149)
                                                                                                                           --------
     Total comprehensive income                                                                                             149,633
                                                                                                                           --------
    Stock issued for acquisition                             2,881       65,220     12,560                                   77,780
    Cash dividends declared                                                                                    (67,614)     (67,614)
    Stock options exercised                                    105        1,797       (957)                                     840
    Treasury shares purchased                               (1,430)     (37,581)                                            (37,581)
    Treasury shares sold:
      Shareholder dividend
      reinvestment plan                                        534       11,968      2,345                                   14,313
      Employee benefit plans                                   118        2,673        672                                    3,345
    Pre-merger transactions
     of pooled subsidiary              1,743        1,509                           39,845                     (37,728)       3,626

                                     -------  -----------   ------    ---------   --------    --------         -------   ----------
 Balance, end of period              184,008   $1,292,477   (7,077)   ($160,557)  $455,641    ($25,080)       $367,519   $1,930,000
                                     =======   ==========   ======    =========   ========    ========        ========    =========

SIX MONTHS ENDED JUNE 30, 1998:
 BALANCE, BEGINNING OF PERIOD        193,279   $1,528,768   (1,543)    ($36,791)  $404,235     $14,800        $114,379   $2,025,391
   COMPREHENSIVE INCOME:
    NET INCOME                                                                                                 181,795      181,795
    UNREALIZED NET HOLDING
      GAINS ON SECURITIES
      AVAILABLE FOR SALE ARISING
      DURING THE PERIOD                                                                            576                          576
                                                                                                                         ----------
     TOTAL COMPREHENSIVE INCOME                                                                                             182,371
                                                                                                                         ----------
    STOCK ISSUED FOR ACQUISITION                               160        3,883     (3,815)                                      68
    CASH DIVIDENDS DECLARED                                                                                    (76,933)     (76,933)
    STOCK OPTIONS EXERCISED                                    510        9,597     (7,328)                                   2,269
    TREASURY SHARES SOLD TO
      EMPLOYEE  BENEFIT PLANS                                   19          479        204                                      683
                                     ------    ----------     ----    ---------   --------     --------        --------   ----------
 BALANCE, END OF PERIOD              193,279   $1,528,768     (854)    ($22,832)  $393,296      $15,376        $219,241   $2,133,849
                                     =======   ==========     ====    =========   ========     ========        ========   ==========





See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------------------
(in thousands of dollars)                                                          1998                          1997
                                                                                -----------                   -----------
OPERATING ACTIVITIES
     Net Income...............................................................  $   181,795                   $   160,782
     Adjustments to reconcile net income to net cash
     provided by operating activities
         Provision for loan losses............................................       46,776                        53,211
         Provision for depreciation and amortization..........................       34,922                        30,663
         Deferred income tax expense..........................................       12,265                        17,090
         Increase in trading account securities...............................      (23,162)                       (4,712)
         Increase in mortgages held for sale..................................     (112,793)                      (28,146)
         Net gains on sales of securities.....................................      (17,405)                       (5,702)
         Net gains on sales of loans..........................................       (9,857)                       (1,116)
         Decrease in accrued income receivable................................       16,575                         5,685
         Net increase in other assets.........................................      (68,842)                      (64,195)
         (Decrease) increase in accrued expenses..............................       (5,954)                        3,386
         Net (decrease) increase in other liabilities.........................      (37,129)                       25,672
                                                                                -----------                   -----------
             NET CASH PROVIDED BY OPERATING ACTIVITIES........................       17,191                       192,618
                                                                                -----------                   -----------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks................     (238,782)                        1,642
     Proceeds from:
       Maturities and calls of investment securities..........................        3,319                        67,831
       Maturities and calls of securities available for sale..................      387,959                       419,317
       Sales of securities ...................................................    2,606,218                     1,203,312
     Purchases of:
       Investment securities..................................................          ---                        (2,962)
       Securities available for sale..........................................   (1,611,060)                   (1,153,899)
     Proceeds from sales of loans.............................................      132,712                        25,667
     Net loan originations, excluding sales...................................      (53,807)                     (824,684)
     Proceeds from disposal of premises and equipment.........................          776                         6,152
     Purchases of premises and equipment......................................      (66,492)                      (27,433)
     Proceeds from sales of other real estate.................................        7,058                        10,990
     Purchase of Bank Owned Life Insurance....................................     (200,000)                          ---
     Net cash received (paid) in purchase acquisitions........................      344,046                        (6,665)
                                                                                -----------                   -----------
             NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.............    1,311,947                      (280,732)
                                                                                -----------                   -----------

FINANCING ACTIVITIES
     (Decrease) increase in total deposits....................................     (728,747)                      721,222
     Decrease in short-term borrowings........................................   (1,486,427)                     (858,425)
     Proceeds from issuance of long-term debt.................................      300,000                        91,049
     Payment of long-term debt................................................      (47,538)                      (42,298)
     Proceeds from issuance of medium-term notes..............................    1,020,000                       602,500
     Payment of medium-term notes.............................................     (205,000)                     (510,000)
     Proceeds from issuance of preferred capital securities...................      100,000                       200,000
     Dividends paid on common stock, including pre-merger dividends
       of pooled subsidiary...................................................      (76,786)                      (67,053)
     Repurchase of common stock...............................................          ---                       (37,581)
     Proceeds from issuance of common stock...................................        2,952                        22,163
                                                                                -----------                   -----------
             NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES.............   (1,121,546)                      121,577
                                                                                -----------                   -----------
             CHANGE IN CASH AND CASH EQUIVALENTS..............................      207,592                        33,463
             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................    1,651,569                     1,092,427
                                                                                -----------                   -----------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $ 1,859,161                   $ 1,125,890
                                                                                ===========                   ===========



See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


A.       Basis of Presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's 1997 Annual Report to Shareholders on Form 10-K should be read in conjunction with these interim financial statements.

B.       Reclassifications

         Certain amounts in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income.

C.       Recent Accounting Pronouncements

         Pursuant to the Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", the Consolidated Statements of Changes in Shareholders' Equity include a new measure called "Comprehensive Income". Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale.
The related before and after tax amounts are as follows ($ in thousands):

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                       --------------------------         -------------------------
                                                         1998             1997              1998             1997
                                                         ----             ----              ----             ----
Unrealized holding losses arising during the period:
         Gross                                         $ 22,000         $ 63,515          $ 18,296        $(11,413)
         Related tax expense/(benefit)                    7,729          (25,328)            6,407          (3,971)
                                                       --------         --------          --------        --------
                  Net                                    14,271           38,187            11,889          (7,442)
                                                       --------         --------          --------        --------

Reclassification adjustment
   for net gains realized
   during the period:
         Gross                                          (14,316)          (3,604)          (17,405)         (5,702)
         Related tax expense                              5,011            1,261             6,092           1,995
                                                       --------         --------          --------        --------
                  Net                                    (9,305)          (2,343)          (11,313)         (3,707)
                                                       --------         --------          --------        --------

Total Other Comprehensive
   Income (Loss)                                       $  4,966         $ 35,844          $    576        $(11,149)
                                                       ========         ========          ========        ========

         In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The provisions of this Statement require disclosure of financial and descriptive information about an enterprise's operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application. Accordingly, no segment information is included in the notes to these unaudited consolidated financial statements.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

         Statement No. 133 is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. This Statement must be applied to (a) all free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

         Huntington has not yet quantified the impact of adopting Statement No.
133. Based on information available at this time, Huntington does not expect it to be material to the consolidated financial statements.

D.       Acquisitions

         On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation. The acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The acquisition added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the acquisition totaled approximately $451.1 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

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

         The separate results of operations for Huntington and First Michigan, adjusted for the ten percent stock dividend distributed July 31, 1998, were as follows ($ in millions, except per share):

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30, 1997                   JUNE 30, 1997
                                                          ------------------              ----------------
Net Interest Income:
   Huntington                                                    $225.2                        $436.7
   First Michigan                                                  37.8                          73.8
                                                                 ------                        ------
   Combined                                                      $263.0                        $510.5
                                                                 ======                        ======

Net Income:
   Huntington                                                    $ 72.5                        $139.0
   First Michigan                                                  11.1                          21.8
                                                                 ------                        ------
   Combined                                                      $ 83.6                        $160.8
                                                                 ======                        ======

Basic earnings per common share outstanding:
   Huntington                                                    $  .41                        $  .80
   First Michigan                                                   .36                           .71
                                                                 ------                        ------
   Combined                                                      $  .40                        $  .77
                                                                 ======                        ======

Diluted earnings per common share outstanding:
   Huntington                                                    $  .41                        $  .79
   First Michigan                                                   .36                           .70
                                                                 ------                        ------
   Combined                                                      $  .39                        $  .76
                                                                 ======                        ======


E.       Trust Preferred Securities

         In January 1997, Huntington Capital I ("the Trust"), a Delaware statutory business trust owned by Huntington, issued $200 million of company obligated mandatorily redeemable capital securities. The proceeds from the issuance of the capital securities ($200 million) and common securities ($6.2 million) were used by the Trust to purchase from Huntington $206.2 million of Floating Rate Junior Subordinated Debentures.

         In June 1998, an additional $100 million of company obligated mandatorily redeemable capital securities were issued by Huntington Capital II ("the Series B Trust"), a statutory business trust also owned by Huntington. The proceeds were used by the Series B Trust to purchase from Huntington $103.1 million of Series B Floating Rate Junior Subordinated Debentures.

         The subordinated debentures are the sole assets of each trust and Huntington owns all of the common securities of the trusts. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The subordinated debentures bear interest and mature as follows:

                                      Variable Interest
                                            Rate             Maturity Date
                                      -----------------      -------------
         Huntington Capital I            LIBOR + .70%      February 1, 2027
         Huntington Capital II           LIBOR + .625%     June 15, 2028

         The net proceeds received by Huntington from the sale of the subordinated debentures were used for general corporate purposes.


F.       Earnings per Share

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

         The calculation of basic and diluted earnings per share for each of the periods ended June 30, is as follows:


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
(In thousands, except                                        JUNE 30,                        JUNE 30,
 per share amounts)                                 -------------------------        -----------------------
                                                      1998             1997            1998           1997
                                                      ----             ----            ----           ----
Net income                                          $ 92,309         $ 83,603        $181,795       $160,782
                                                    ========         ========        ========       ========

Average common shares outstanding                    211,600          210,481         211,489        209,244
Dilutive effect of stock options                       3,064            2,317           2,748          2,335
                                                     -------          -------         -------        -------
   Diluted common shares outstanding                 214,664          212,798         214,237        211,579
                                                     =======          =======         =======        =======

Earnings per share
         Basic                                      $    .44         $    .40        $    .86       $    .77
         Diluted                                    $    .43         $    .39        $    .85       $    .76



Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.

--------------------------------------------------------------------------------
 FINANCIAL REVIEW
--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------
(in thousands of dollars)

                                                                   JUNE 30,      December 31,        June 30,
                                                                     1998           1997               1997
                                                                ------------    -------------     -------------
Commercial.................................................      $ 5,843,190      $ 5,270,660      $ 5,400,980
Real Estate
     Construction..........................................          820,015          863,635          833,251
     Commercial............................................        2,281,330        2,370,652        2,249,034
     Residential...........................................        1,536,510        1,228,446        1,605,945
Consumer
    Loans..................................................        6,885,693        6,462,716        6,305,315
    Leases.................................................        1,695,101        1,542,139        1,426,774
                                                                 -----------      -----------      -----------

     Total Loans...........................................      $19,061,839      $17,738,248      $17,821,299
                                                                 ===========      ===========      ===========





--------------------------------------------------------------------------------
DEPOSIT COMPOSITION
--------------------------------------------------------------------------------
(in thousands of dollars)

                                                                   JUNE 30,       December 31,       June 30,
                                                                     1998             1997            1997
                                                                ------------      -----------      -----------
Demand deposits
     Non-interest bearing..................................      $ 2,847,307      $ 2,549,518      $ 2,750,391
     Interest bearing......................................        4,618,674        3,762,862        3,342,631
Savings deposits...........................................        3,456,810        3,133,014        3,214,809
Other domestic time deposits...............................        6,694,770        6,115,534        5,927,501
                                                                 -----------      -----------      -----------
     TOTAL CORE DEPOSITS...................................       17,617,561       15,560,928       15,235,332
                                                                 -----------      -----------      -----------
Certificates of deposit of $100,000 or more................        2,008,887        1,903,657        2,011,539
Foreign time deposits......................................           39,800          519,133          391,000
                                                                 -----------      -----------      -----------
     Total Deposits........................................      $19,666,248      $17,983,718      $17,637,871
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

                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                JUNE 30,
                                                      -------------------------    PERCENT     ------------------------      PERCENT
                                                        1998           1997        CHANGE         1998           1997        CHANGE
                                                      ----------     --------      -------      --------       -------       -------
Service charges on deposit accounts ...............    $ 32,042     $ 28,841        11.1%       $ 62,879      $ 56,435        11.4%
Mortgage banking ..................................      15,191       10,157        49.6          29,348        19,154        53.2
Trust services ....................................      12,745       11,814         7.9          25,328        23,959         5.7
Brokerage and insurance income.....................       8,520        6,254        36.2          16,805        13,338        26.0
Electronic banking fees............................       7,520        6,192        21.4          13,251        10,556        25.5
Credit card fees...................................       5,414        4,523        19.7          10,273         8,718        17.8
Other..............................................      25,521       10,116       152.3          42,747        20,370       109.9
                                                       --------     --------                   ---------      --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS..     106,953       77,897        37.3         200,631       152,530        31.5
                                                       --------     --------                   ---------      --------
Securities gains...................................      14,316        3,604         N.M.         17,405         5,702         N.M.
                                                       --------     --------                   ---------      --------
TOTAL NON-INTEREST INCOME .........................    $121,269     $ 81,501        48.8%       $218,036      $158,232        37.8%
                                                       ========     ========                   =========      ========


---------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
---------------------------------------------------
(in thousands of dollars)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                      ----------------------       PERCENT     ------------------------     PERCENT
                                                        1998           1997        CHANGE         1998           1997       CHANGE
                                                      ---------     --------        -----      ---------      ---------      -------
Personnel and related costs........................    $108,483     $ 97,000        11.8%      $ 213,195      $194,241         9.8%
Outside data processing and other services.........      14,441       14,351         0.6          31,027        26,918        15.3
Equipment .........................................      15,688       14,173        10.7          30,837        27,360        12.7
Net occupancy .....................................      14,063       11,650        20.7          27,502        24,982        10.1
Marketing..........................................       8,315        7,785         6.8          15,247        16,750        (9.0)
Telecommunications.................................       7,450        5,283        41.0          13,473        10,250        31.4
Legal and other professional services..............       6,234        5,089        22.5          12,022        10,518        14.3
Printing and supplies..............................       5,611        5,035        11.4          11,372         9,961        14.2
Franchise and other taxes..........................       5,526        5,335         3.6          11,026        10,575         4.3
Amortization of intangible assets..................       3,393        3,406        (0.4)          6,786         6,352         6.8
Other..............................................      19,087       16,698        14.3          33,594        31,759         5.8
                                                       --------      -------                    --------       -------
TOTAL NON-INTEREST EXPENSE ........................    $208,291     $185,805        12.1%       $406,081      $369,666         9.9%
                                                       ========     ========                    ========      ========


N.M. - Not meaningful.

MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

FORWARD-LOOKING STATEMENTS
         Congress passed the Private Securities Litigation Report Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations.
         Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the successful integration of acquired businesses; the nature and extent of governmental actions and reforms; and extended disruption of vital infrastructure. The management of Huntington encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

COMPLETION OF FLORIDA BRANCH PURCHASE
         On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation. The acquisition was accounted for as a purchase; accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The acquisition added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the acquisition totaled approximately $451.1 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

OVERVIEW

          Huntington reported net income of $92.3 million for the second quarter and $181.8 million for the first six months of 1998, up 10.4% and 13.1%, respectively, from the same periods in 1997. Diluted earnings per share for the second quarter of 1998 was $.47, versus $.43 for the same period in 1997, an increase of 9.3%. For the recent six months, diluted earnings per share was $.93, up 10.7% from the first half of last year. After adjusting for the ten percent stock dividend distributed July 31, 1998, diluted earnings per share for the recent three and six months ended June 30, 1998, was $.43 and $.85, respectively, compared with $.39 and $.76 for the same periods in 1997. On a post-stock dividend basis, diluted earnings per share, exclusive of amortization expense related to goodwill and other intangible assets (referred to as "cash basis" or "tangible" results), was $.45 in the recent quarter, and $.41 for the same period one year ago.

For the first six months of 1998 and 1997, the cash basis per share amounts were $.88 and $.79, respectively.
         The following table presents Huntington's return on average equity
(ROE) and return on average assets (ROA) on a reported basis as well as a cash basis.

                                    ROE                                         ROA
                  --------------------------------------       ------------------------------------
                       2nd Qtr.               YTD                  2nd Qtr.               YTD
                  ----------------       ---------------       ----------------     ---------------
                   1998       1997       1998      1997        1998       1997       1998     1997
                  ------    -------    -------   -------       -----     ------     ------   ------
REPORTED          17.70%     18.07%     17.72%    17.75%       1.42%      1.33%      1.40%    1.30%
CASH BASIS*       21.17%     21.90%     21.13%    21.24%       1.49%      1.40%      1.47%    1.37%


* Unamortized goodwill and other intangible asset amounts excluded from average total assets and shareholders' equity.

         Total assets were $28.2 billion at June 30, 1998, up 5.4% from year end and 11.6% from second quarter 1997. During the recent quarter, Huntington began to strategically reposition its balance sheet by decreasing its investment securities by $2.0 billion and exiting its out-of-market credit card operations through the sale of approximately $100 million of outstanding receivables. These initiatives, combined with the issuance of $300 million in subordinated debt and $100 million in trust preferred securities, eliminated the need for the proposed common stock offering. Accordingly, Huntington has withdrawn its registration statement previously filed with the Securities and Exchange Commission in connection with the offering.
         Average total loans outstanding were up 3.9% in the recent quarter and 5.2% in the first six months of the year versus the same periods one year ago, after adjusting for the impact of single-family residential real estate loans sold in the past several months. Loan volumes improved somewhat in the second quarter but growth remains slower than expected due to competitive pressures and large commercial loan prepayments. An industry-wide increase in residential real estate refinancing negatively impacted loan growth in the consumer portfolio as well, particularly in Huntington's home equity lending products. Huntington believes it is crucial to maintain its pricing discipline in the lending process. Accordingly, should current trends in the marketplace continue, future loan growth may also be suppressed. Average core deposits increased 3.4% and 5.3% in the respective periods, fueled by 7.2% growth in transaction accounts.

LINES OF BUSINESS

         Huntington segments its operations into five distinct lines of business: Retail Banking, Corporate Banking, Dealer Sales, Private Financial Group, and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Results are revised, as applicable, to reflect enhancements to Huntington's profitability reporting system and changes in organizational structure. For a detailed description of the lines of business, please refer to Huntington's Annual Report on Form 10-K for the year ended December 31, 1997.
         The following summary contains selected financial information by business segment for the three and six months ended June 30, 1998 (in thousands of dollars):


                                             THREE MONTHS ENDED JUNE 30, 1998
                              --------------------------------------------------------------
                                                              Average            Average
                              Revenues    Net Income        Total Assets      Total Deposits
                              --------    ----------        ------------      --------------
Retail Banking                $200,584     $38,550          $ 7,666,550        $15,216,322
Corporate Banking               78,526      24,532            6,048,646            973,444
Dealer Sales                    40,278      10,152            5,131,435             65,855
Private Financial Group         19,914       5,849              588,465            508,807
Treasury / Other                29,396      13,226            6,636,672            689,122
                              --------     -------          -----------        -------------

Total                         $368,698     $92,309          $26,071,768        $17,453,550
                              ========     =======          ===========        =============


                                             SIX MONTHS ENDED JUNE 30, 1998
                             ---------------------------------------------------------------
                                                             Average             Average
                             Revenues    Net Income        Total Assets       Total Deposits
                             --------    ----------        ------------       --------------
Retail Banking              $397,635      $ 78,628         $ 8,112,062          $15,184,857
Corporate Banking            144,510        44,318           5,536,848              946,721
Dealer Sales                  83,663        21,991           5,075,524               61,353
Private Financial Group       39,793        11,915             589,280              506,073
Treasury / Other              54,712        24,943           6,886,606              768,798
                            --------       -------         -----------          -----------

Total                       $720,313      $181,795         $26,200,320          $17,467,802
                            ========      ========         ===========          ===========



RESULTS OF OPERATIONS

NET INTEREST INCOME
          Net interest income for the three and six months ended June 30, 1998, was $247.4 million and $502.3 million, respectively, a decrease of 5.9% and 1.6% when compared with the same periods last year. The decrease was primarily attributable to a decline in earning asset yields, as the highly competitive marketplace continues to erode loan margins across much of the banking industry. The net interest margin, on a fully tax equivalent basis, was 4.23% during the three months just ended compared with 4.54% in the second quarter of 1997. On a year-to-date basis, the net interest margin dropped from 4.47% a year ago to 4.27% for 1998. Management expects margin compression to be a continuing challenge in the ensuing quarters which may continue to depress growth in net interest income.

PROVISION FOR LOAN LOSSES
           The provision for loan losses was $24.6 million in the second quarter of 1998, down from $30.8 million in the same period of 1997. The provision for the first half of the year was $46.8 million, compared with $53.2 million for the first six months of 1997. Annualized net charge-offs as a percentage of average total loans were .41% for the recent three months, compared with .56% in the same period last year and .50% for full year 1997.

NON-INTEREST INCOME
         Excluding securities gains, noninterest income was $107.0 million and $200.6 million, respectively, in the recent three and six month periods. Noninterest income continues to be a growing source of revenue for Huntington, as it represented 28.3% of total (core basis) revenues in the recent three months, versus 22.8% in the comparable period one year ago. When compared with the respective 1997 periods, improvements occurred in all categories, led by mortgage banking, brokerage, and electronic banking income. Mortgage loan originations continued to be strong with volume up 85% from the same quarter a year ago. Year-to-date loan production of $1.2 billion nearly equals the total of all mortgage loans closed in 1997. Income from Bank Owned Life Insurance was $7.2 million and $12.5 million, respectively, in the recent three months and first half of the year. Huntington owned no such policies in the comparable periods of 1997. Also included in the recent quarter's results is a gain of $9.5 million from the aforementioned sale of Huntington's out-of-market credit card portfolio.

NON-INTEREST EXPENSE
         Noninterest expense totaled $208.3 million in the second quarter and $406.1 million for the first six months of 1998, increases of 12.1% and 9.9% respectively, over the same periods in 1997. Much of the increase is attributable to volume-driven expenses such as higher sales commissions related to the growth in fee income and increased telecommunications costs resulting from expansion of Huntington's ATM network.
         The increase was also due, in part, to "Year 2000" expenses related to professional fees for outside services (primarily programming) as well as internal staff costs that have been incurred to alter programs that have time-sensitive software which may recognize a "00" date as the year 1900 versus 2000. These costs are expensed as they are incurred. Huntington anticipates substantially all reprogramming will be completed by December 31, 1998, allowing the opportunity in 1999 to fully test the systems and make any further refinements that are needed. The failure of certain third parties to adequately address Year 2000 could also adversely impact Huntington. Consequently, Huntington is communicating with customers, suppliers, and others to identify any potential problems.

         Huntington's management estimates an additional $8.0 million of Year 2000 costs will be incurred in the future to get Huntington's systems fully compliant. These costs, however, are not expected to materially impact Huntington's results of operations in any one period.

INTEREST RATE RISK MANAGEMENT

         Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty settlement, and market risks. On and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.
         Interest rate risk management is a dynamic process, encompassing the business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, and futures and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.
         Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, for example, interest rate caps, floors, or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. Management believes the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure at any point in time, even though these assumptions are inherently uncertain. This information is regularly shared with the Board of Directors.
         At June 30, 1998, the results of Huntington's interest sensitivity analysis indicated that net interest income would be relatively unchanged by a 100 basis point increase or a 100-200 basis point decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). If interest rates rose 200 basis points, net interest income would be expected to decrease by 1.8%.
         Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments perform identically to similar cash instruments but are often preferable because they require less capital while preserving access to the marketplace.
         The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at June 30, 1998.

                                                 Average                      Average Rate
                                    Notional     Maturity     Market       ------------------
(Dollars in millions)                Value       (years)      Value        Receive        Pay
                                    -------      --------     ------       -------        ---
ASSET CONVERSION SWAPS
Received fixed                      $  625          1.41       $ 1.3        6.19%         5.69%
                                    =======                    =====

LIABILITY CONVERSION SWAPS
Receive fixed                       $2,580          2.81       $29.1        6.25%         5.72%
Receive fixed-amortizing               175          1.34        (0.2)       5.63%         5.66%
Pay fixed                              400          0.40         0.5        5.75%         5.50%
                                    ------                     -----
TOTAL LIABILITY CONVERSION
   SWAPS                            $3,155          2.42       $29.4        6.16%         5.69%
                                    ======                     ======

BASIS PROTECTION SWAPS              $  785          0.79       $(0.3)       5.74%         5.79%
                                   =======                     ======

         As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management made no assumptions regarding future changes in interest rates with respect to the variable rate information and the indexed amortizing swap maturities presented in the table above.
         The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Asset conversion swaps and liability conversion swaps with notional values of $350 million and $450 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.
         The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At June 30, 1998, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $98.7 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.
         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $325 million at June 30, 1998. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

CREDIT RISK

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending to established borrowers. Highly leveraged transactions as well as excessive industry and other concentrations are avoided. The credit administration function also employs extensive monitoring procedures to ensure problem loans are promptly identified and that loans adhere to corporate policy. These procedures provide executive management with the information necessary to implement appropriate change and take corrective action as needed.
         Huntington continues to compare favorably with its peers in terms of asset quality. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $101.7 million at June 30, 1998. Non-performing loans represented .42% of total loans, and non-performing assets as a percentage of total loans and other real estate were only .53%, as of this same date. Loans past due ninety days or more but continuing to accrue interest, including consumer and residential real estate credits were $50.6 million at June 30, 1998.
         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historic loss experience, prevailing economic conditions, and other relevant factors. The reserve ratio increased to 1.50% at the recent quarter end versus 1.46% at December 1997 and 1.39% one year ago. At June 30, 1998, the ALL covered non-performing loans 3.6 times. When the ALL is combined with the allowance for other real estate owned, the reserves were 281% of total non-performing assets.

CAPITAL

         Huntington recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.
         Huntington's ratio of average equity to average assets was 8.02% in the recent quarter compared with 7.35% in the same three months one year ago. For the six month period, the ratio was 7.90%, up from 7.33% in the first half of 1997. At June 30, 1998, Huntington's Tier 1 risk-based capital ratio was 7.22%, its total risk-based capital ratio was 11.05%, and its Tier 1 leverage ratio was 6.76%. Huntington's two bank subsidiaries also had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.
         The Board of Directors authorized Huntington, on February 21, 1996, to repurchase up to 13.3 million additional shares of its common stock (as adjusted for subsequent stock dividends) through open market purchases and privately negotiated transactions. The authorization represents a continuation of the common stock repurchase program begun in August 1987 and provides that the shares will be reserved for reissue in connection with Huntington's benefit plans as well as for other corporate purposes. The repurchase program is currently suspended but Huntington has approximately 2.9 million shares remaining under the authorization.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

-------------------------------------------------------------       --------------       --------------       -------------
THREE MONTHS ENDED JUNE 30,                                             1998                  1997               % Change
-------------------------------------------------------------       --------------       --------------       -------------
NET INCOME........................................................    $ 92,309              $ 83,603               10.4%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic...................................................    $   0.44              $   0.40               10.0
          Diluted.................................................    $   0.43              $   0.39               10.3
     Cash dividends declared......................................    $   0.18              $   0.16               12.5
AVERAGE COMMON SHARES OUTSTANDING (1).............................     211,600               210,481                0.5
KEY RATIOS
Return on:
     Average total assets.........................................        1.42%                 1.33%               6.8
     Average shareholders' equity.................................       17.70%                18.07%              (2.0)
Efficiency ratio..................................................       58.97%                54.09%               9.0
Average equity/average assets.....................................        8.02%                 7.35%               9.1
Net interest margin...............................................        4.23%                 4.54%              (6.8)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Per Common Share Amounts (1)
     Net income
          Basic...................................................    $   0.45              $   0.41                9.8
          Diluted.................................................    $   0.45              $   0.41                9.8
Return on:
     Average total assets.........................................        1.49%                 1.40%               6.4
     Average shareholders' equity.................................       21.17%                21.90%              (3.3)

-------------------------------------------------------------       --------------       --------------       -------------
SIX MONTHS ENDED JUNE 30,                                               1998                  1997               % Change
-------------------------------------------------------------       --------------       --------------       -------------
NET INCOME........................................................    $181,795              $160,782               13.1%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic...................................................    $   0.86              $   0.77               11.7
          Diluted.................................................    $   0.85              $   0.76               11.8
     Cash dividends declared......................................    $   0.36              $   0.32               12.5
AVERAGE COMMON SHARES OUTSTANDING (1).............................     211,489               209,244                1.1
KEY RATIOS
Return on:
     Average total assets.........................................        1.40%                 1.30%               7.7
     Average shareholders' equity.................................       17.72%                17.75%              (0.2)
Efficiency ratio..................................................       57.16%                55.33%               3.3
Average equity/average assets.....................................        7.90%                 7.33%               7.7
Net interest margin...............................................        4.27%                 4.47%              (4.5)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Per Common Share Amounts (1)
     Net income
          Basic...................................................    $   0.89              $   0.80               11.2
          Diluted.................................................    $   0.88              $   0.79               11.4
Return on:
     Average total assets.........................................        1.47%                 1.37%               7.3
     Average shareholders' equity.................................       21.13%                21.24%              (0.5)

Period-End Shares Outstanding (1).................................     211,669               210,554                0.5
Shareholders' Equity Per Common Share (1).........................    $  10.08              $   9.17                9.9


(1)   Adjusted for the ten percent stock dividend distributed July 1998.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

(in thousands of dollars)                                        JUNE 30, 1998                             December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                     AMORTIZED COST           FAIR VALUE            Amortized Cost       Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies
     1-5 years.................................          $   656                $   656                 $   656            $   656
                                                         -------                -------                 -------            -------
        Total..................................              656                    656                     656                656
                                                         -------                -------                 -------            -------
States and political subdivisions
     Under 1 year..............................            6,266                  6,232                   6,311              6,310
     1-5 years.................................           12,232                 12,330                  13,592             13,719
     6-10 years................................            8,222                  8,380                   9,605              9,788
     Over 10 years.............................            2,261                  2,300                   2,846              2,910
                                                         -------                -------                 -------            -------
        Total..................................           28,981                 29,242                  32,354             32,727
                                                         -------                -------                 -------            -------
Total Investment Securities....................          $29,637                $29,898                 $33,010            $33,383
                                                         =======                =======                 =======            =======

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT
JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

(in thousands of dollars)                                    JUNE 30, 1998                                December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                               AMORTIZED COST             FAIR VALUE            Amortized Cost           Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year.........................      $    2,199               $    2,221              $    1,001             $    1,012
     1-5 years............................           7,917                    8,064                 409,364                407,936
     6-10 years...........................         451,750                  450,868                 320,497                320,726
                                                ----------               ----------              ----------             ----------
        Total.............................         461,866                  461,153                 730,862                729,674
                                                ----------               ----------              ----------             ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year.........................               3                        3                   2,223                  2,216
     1-5 years............................         223,520                  222,401                 169,877                170,177
     6-10 years...........................          22,086                   22,443                 497,496                494,016
     Over 10 years........................         860,067                  868,963                 698,906                705,031
                                                ----------               ----------              ----------             ----------
        Total.............................       1,105,676                1,113,810               1,368,502              1,371,440
                                                ----------               ----------              ----------             ----------
     Other agencies
     Under 1 year.........................             998                      996                     984                    992
     1-5 years............................       1,057,368                1,061,400               1,590,592              1,594,409
     6-10 years...........................         551,022                  552,064                 787,682                792,359
     Over 10 years........................         549,453                  551,016                 509,713                512,160
                                                ----------               ----------              ----------             ----------
        Total.............................       2,158,841                2,165,476               2,888,971              2,899,920
                                                ----------               ----------              ----------             ----------
Other
     Under 1 year.........................           8,408                    8,370                  13,940                 13,925
     1-5 years............................         215,949                  219,427                 211,943                214,772
     6-10 years...........................         219,042                  223,763                 199,849                205,771
     Over 10 years........................         266,059                  268,420                 210,688                213,183
     Marketable equity securities.........           8,359                    7,567                  62,164                 61,129
                                                ----------               ----------              ----------             ----------
        Total.............................         717,817                  727,547                 698,584                708,780
                                                ----------               ----------              ----------             ----------
Total Securities Available for Sale.......      $4,444,200               $4,467,986              $5,686,919             $5,709,814
                                                ==========               ==========              ==========             ==========

--------------------------------------------------------------------------------
FINANCIAL REVIEW

--------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------

(in thousands of dollars)
                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                  --------------------------       -------------------------
                                                                    1998             1997            1998            1997
                                                                  ---------        ---------       ---------       ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD..............      $258,262         $241,647        $258,171        $230,778
Allowance of assets acquired/other..........................        22,042              149          22,042           6,177
Loan losses.................................................       (28,855)         (30,281)        (56,421)        (53,005)
Recoveries of loans previously charged off..................        10,820            5,521          16,296          10,706
Provision for loan losses...................................        24,595           30,831          46,776          53,211
                                                                  --------         --------        --------        --------
ALLOWANCE FOR LOAN LOSSES END OF PERIOD.....................      $286,864         $247,867        $286,864        $247,867
                                                                  ========         ========        ========        ========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized...............................          0.41%            0.56%           0.46%           0.49%
  Provision for loan losses--annualized.....................          0.55%            0.70%           0.53%           0.62%
Allowance for loan losses as a % of total loans.............          1.50%            1.39%           1.50%           1.39%
Net loan loss coverage (1)..................................          8.89x            6.41x           7.83x           7.07x


(1) Income before taxes and the provision for loan losses to net loan losses.



--------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------
(Quarter-End)
(in thousands of dollars)

                                                          1998                                          1997
                                                -------------------------             ----------------------------------------
                                                   IIQ              IQ                  IVQ             IIIQ            IIQ
                                                ---------        --------             --------        --------        --------
Non-accrual loans.............................  $ 75,367         $79,888              $65,981         $72,385         $61,105
Renegotiated loans............................     4,770           3,173                5,822           6,069           4,449
                                                --------         -------              -------         -------         -------

TOTAL NON-PERFORMING LOANS....................    80,137          83,061               71,803          78,454          65,554
Other real estate, net........................    21,516          12,005               15,343          13,762          14,434
                                                --------         -------              -------         -------         -------

TOTAL NON-PERFORMING ASSETS...................  $101,653         $95,066              $87,146         $92,216         $79,988
                                                ========         =======              =======         =======         =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS............................      0.42%           0.47%                0.40%           0.44%           0.37%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE......      0.53%           0.54%                0.49%           0.52%           0.45%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS........................    357.97%         310.93%              345.20%         365.65%         378.11%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS......    280.64%         270.07%              282.61%         308.33%         306.51%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE.......  $ 50,614         $64,959              $49,608         $43,120         $40,967
                                                ========         =======              =======         =======         =======

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

--------------------------------------------------------------------------------

Fully Tax Equivalent Basis (1)                                              2ND QUARTER 1998                    1ST QUARTER 1998
                                                                         -----------------------            -----------------------
(in millions of dollars)                                                   AVERAGE        YIELD/              AVERAGE        YIELD/
                                                                           BALANCE         RATE               BALANCE         RATE
                                                                         -----------     -------            -----------     -------
ASSETS
Interest bearing deposits in banks.....................................    $     8         5.26%              $     9         5.35%
Trading account securities.............................................         12         5.81                     8         5.48
Federal funds sold and securities purchased under resale agreements....        168         5.63                    21         6.57
Mortgages held for sale................................................        282         7.08                   219         7.24
Securities:
      Taxable..........................................................      5,107         6.34                 5,906         6.35
      Tax exempt.......................................................        225         9.27                   237         9.23
                                                                           -------                            -------
           Total Securities............................................      5,332         6.47                 6,143         6.46
                                                                           -------                            -------
Loans:
     Commercial........................................................      5,482         8.46                 5,306         8.58
     Real Estate
          Construction.................................................        816         8.73                   823         8.85
          Mortgage.....................................................      3,444         8.62                 3,520         8.65
     Consumer
          Loans........................................................      6,474         8.82                 6,428         8.96
          Leases.......................................................      1,627         7.15                 1,564         7.13
                                                                           -------                            -------
          Total Consumer loans.........................................      8,101         8.48                 7,992         8.61
                                                                           -------                            -------
Total Loans............................................................     17,843         8.51                17,641         8.78
                                                                           -------                            -------
Allowance for loan losses/loan fees....................................        266                                265
                                                                           -------                            -------
Net loans..............................................................     17,577         8.99                17,376         9.20
                                                                           -------                            -------
Total earning assets...................................................     23,645         8.37%               24,041         8.48%
                                                                           -------                            -------
Cash and due from banks................................................        907                                917
All other assets.......................................................      1,786                              1,637
                                                                           -------                            -------
TOTAL ASSETS...........................................................    $26,072                            $26,330
                                                                           =======                            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits.....................................    $ 3,113                            $ 2,979
     Interest bearing demand deposits..................................      3,216         2.72%                3,250         2.68%
     Savings deposits..................................................      3,099         3.51                 3,028         3.44
     Other domestic time deposits......................................      5,985         5.62                 6,093         5.64
                                                                           -------                            -------
          Total core deposits..........................................     15,413         4.33                15,350         4.32
                                                                           -------                            -------
Certificates of deposit of $100,000 or more............................      1,909         5.74                 1,935         5.78
Foreign time deposits..................................................        132         5.80                   198         5.85
                                                                           -------                            -------
     Total deposits....................................................     17,454         4.53                17,483         4.54
                                                                           -------                            -------
Short-term borrowings..................................................      2,177         4.97                 2,656         5.16
Medium-term notes......................................................      3,222         5.71                 2,914         5.77
Subordinated notes and other long-term debt,
   including preferred capital securities..............................        624         6.13                   691         5.85
                                                                           -------                            -------
     Interest bearing liabilities......................................     20,364         4.80%               20,765         4.83%
                                                                           -------                            -------
All other liabilities..................................................        503                                539
Shareholders' equity...................................................      2,092                              2,047
                                                                           -------                            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $26,072                            $26,330
                                                                           =======                            =======

Net interest rate spread...............................................                    3.57%                              3.65%
Impact of non-interest bearing funds on margin.........................                    0.66%                              0.65%
NET INTEREST MARGIN....................................................                    4.23%                              4.30%


(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

     ---------------------------------------------------------------------------
     CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

     ---------------------------------------------------------------------------

            4th Quarter 1997                       3rd Quarter 1997                      2nd Quarter 1997
          --------------------                  ----------------------                 ----------------------
           Average      Yield/                  Average         Yield/                 Average         Yield/
           Balance       Rate                   Balance          Rate                  Balance          Rate
           -------      ------                  -------         ------                 -------         ------
          $     5        5.37%                 $    17           5.51%                $     2           5.68%
               12        5.89                        8           5.90                      11           5.67
               20        5.48                       75           5.50                      39           5.71
              177        8.27                      146           7.30                     115           7.63

            5,308        6.37                    5,241           6.36                   5,422           6.36
              246        9.39                      255           9.10                     275           9.05
          -------                              -------                                -------
            5,554        6.51                    5,496           6.49                   5,697           6.50
          -------                              -------                                -------

            5,312        8.55                    5,264           8.65                   5,405           8.65

              875        8.93                      862           9.10                     788           9.17
            3,639        8.65                    3,865           8.72                   3,845           8.74

            6,441        9.22                    6,366           9.15                   6,242           9.24
            1,521        7.43                    1,465           7.53                   1,382           7.63
          -------                              -------                                -------
            7,962        8.88                    7,831           8.85                   7,624           8.95
          -------                              -------                                -------
           17,788        8.74                   17,822           8.77                  17,662           8.82
          -------                              -------                                -------
              268                                  254                                    250
          -------                              -------                                -------
           17,520        9.14                   17,568           9.18                  17,412           9.32
          -------                              -------                                -------
           23,556        8.51%                  23,564           8.52%                 23,526           8.62%
          -------                              -------                                -------
              951                                  905                                    920
            1,190                                1,132                                  1,042
          -------                              -------                                -------
          $25,429                              $25,347                                $25,238
          =======                              =======                                =======



          $ 2,954                              $ 2,775                                $ 2,739
            3,257        2.61%                   3,193           2.78%                  3,239           2.55%
            3,017        3.40                    3,048           3.19                   3,121           3.34
            6,089        5.66                    5,995           5.65                   5,809           5.61
          -------                              -------                                -------
           15,317        4.31                   15,011           4.29                  14,908           4.21
          -------                              -------                                -------
            2,004        5.79                    2,085           5.76                   1,940           5.68
              248        5.91                      379           5.83                     501           5.79
          -------                              -------                                -------
           17,569        4.54                   17,475           4.54                  17,349           4.46
          -------                              -------                                -------
            2,424        5.22                    2,692           5.42                   2,897           5.24
            2,189        5.96                    1,915           6.03                   1,878           5.98

              704        6.23                      793           6.23                     777           6.42
          -------                              -------                                -------
           19,932        4.81%                  20,100           4.83%                 20,162           4.77%
          -------                              -------                                -------
              570                                  528                                    481
            1,973                                1,944                                  1,856
          -------                              -------                                -------
          $25,429                              $25,347                                $25,238
          =======                              =======                                =======

                         3.70%                                   3.69%                                  3.85%
                         0.74%                                   0.72%                                  0.69%
                         4.44%                                   4.41%                                  4.54%

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

--------------------------------------------------------------------------------

                                                                  1998                                     1997
                                                       --------------------------       -------------------------------------------
(in thousands of dollars, except per share amounts)      IIQ                IQ            IVQ              IIIQ              IIQ
----------------------------------------------------   --------          --------       --------         --------          --------
TOTAL INTEREST INCOME..............................    $491,268          $502,480       $499,760         $502,821          $503,018
TOTAL INTEREST EXPENSE.............................     243,839           247,632        240,197          245,663           240,060
                                                       --------          --------       --------         --------          --------
NET INTEREST INCOME................................     247,429           254,848        259,563          257,158           262,958
Provision for loan losses..........................      24,595            22,181         26,235           28,351            30,831
                                                       --------          --------       --------         --------          --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES........................     222,834           232,667        233,328          228,807           232,127
                                                       --------          --------       --------         --------          --------
Service charges on deposit accounts ...............      32,042            30,837         31,035           30,382            28,841
Mortgage banking ..................................      15,191            14,157         15,889           20,672            10,157
Trust services ....................................      12,745            12,583         12,019           12,124            11,814
Brokerage and insurance income.....................       8,520             8,285          6,131            7,614             6,254
Electronic banking fees............................       7,520             5,731          6,153            5,947             6,192
Credit card fees...................................       5,414             4,859          6,583            5,073             4,523
Other..............................................      25,521            17,226          9,666           13,043            10,116
                                                       --------          --------       --------         --------          --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS..     106,953            93,678         87,476           94,855            77,897
                                                       --------          --------       --------         --------          --------
Securities gains...................................      14,316             3,089          1,034            1,242             3,604
                                                       --------          --------       --------         --------          --------
TOTAL NON-INTEREST INCOME .........................     121,269            96,767         88,510           96,097            81,501
                                                       --------          --------       --------         --------          --------
Personnel and related costs........................     108,483           104,712         97,224          101,323            97,000
Outside data processing and other services.........      14,441            16,586         16,745           14,450            14,351
Equipment .........................................      15,688            15,149         16,004           14,503            14,173
Net occupancy .....................................      14,063            13,439         11,755           12,772            11,650
Marketing..........................................       8,315             6,932          8,187            7,845             7,785
Telecommunications.................................       7,450             6,023          5,636            5,642             5,283
Legal and other professional services..............       6,234             5,788          8,318            6,095             5,089
Printing and supplies..............................       5,611             5,761          6,239            5,384             5,035
Franchise and other taxes..........................       5,526             5,500          4,576            4,685             5,335
Amortization of intangible assets..................       3,393             3,393          3,285            3,382             3,406
Special charges....................................         ---               ---            ---           47,163               ---
Other..............................................      19,087            14,507         10,563           21,666            16,698
                                                       --------          --------       --------         --------          --------
TOTAL NON-INTEREST EXPENSE .......................      208,291           197,790        188,532          244,910           185,805
                                                       --------          --------       --------         ---------         --------
INCOME BEFORE INCOME TAXES .......................      135,812           131,644        133,306           79,994           127,823
PROVISION FOR INCOME TAXES .......................       43,503            42,158         42,657           38,762            44,220
                                                       ---------         --------       --------         --------          --------

NET INCOME .......................................     $ 92,309          $ 89,486       $ 90,649         $ 41,232          $ 83,603
                                                       ========          ========       ========         ========          ========

PER COMMON SHARE (1)
 Net income
     Basic.........................................    $   0.44          $   0.42       $   0.43         $   0.20          $   0.40
     Diluted.......................................    $   0.43          $   0.42       $   0.42         $   0.19          $   0.39
 Cash Dividends Declared...........................    $   0.18          $   0.18       $   0.18         $   0.18          $   0.16

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...............................    $247,429          $254,848       $259,563         $257,158          $262,958
Tax Equivalent Adjustment (2) .....................       2,581             2,655          2,754            3,115             2,948
                                                       --------          --------       --------         --------          --------
Tax Equivalent Net Interest Income ...............     $250,010          $257,503       $262,317         $260,273          $265,906
                                                       ========          ========       ========         ========          ========


(1) Adjusted for the ten percent stock dividend distributed July 1998.
(2) Calculated assuming a 35% tax rate.

---------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)


                                                            1998                                   1997
                                                 --------------------------        ------------------------------------
                                                   IIQ               IQ              IVQ           IIIQ          IIQ
---------------------------------------------    --------          --------        --------      ---------     --------
High.........................................    $34-1/16          $34             $35-5/16      $34-5/16      $24-3/4
Low..........................................     29-3/4            29-1/16         28-5/8        24-3/4        21-1/2
Close........................................     30-7/16           33-1/8          32-3/4        32-13/16      24-5/16
Cash dividends declared.....................     $ 0.18            $ 0.18          $ 0.18        $ 0.18        $ 0.16



Note: Stock price quotations were obtained from NASDAQ.



----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS                                               1998                                   1997
MARGIN ANALYSIS - AS A %                                      ----------------------            ----------------------------------
OF AVERAGE EARNING ASSETS (2)                                   IIQ             IQ               IVQ           IIIQ          IIQ
---------------------------------------------------------     ------          ------            ------        ------        ------
Interest Income..................................              8.37%           8.48%             8.51%         8.52%         8.62%
Interest Expense.................................              4.14            4.18              4.07          4.11          4.08
                                                              ------          ------            ------        ------        ------
     Net Interest Margin.........................              4.23%           4.30%             4.44%         4.41%         4.54%

RETURN ON
Average total assets.............................              1.42%           1.38%             1.41%         0.65%         1.33%
Average total assets - cash basis................              1.49%           1.44%             1.48%         0.71%         1.40%
Average shareholders' equity.....................             17.70%          17.73%            18.23%         8.41%        18.07%
Average shareholders' equity - cash basis........             21.17%          21.09%            21.78%        10.49%        21.90%



-----------------------------------------------------------------------------------------------------------------------------------

REGULATORY CAPITAL DATA                                                  1998                                 1997
                                                              --------------------------       ------------------------------------
(in millions of dollars)                                         IIQ               IQ            IVQ           IIIQ          IIQ
--------------------------------------------------            ---------         --------       --------      --------      --------
Total Risk-Adjusted Assets........................             $23,728          $22,554        $22,128       $21,389       $21,130

Tier 1 Risk-Based Capital Ratio...................                7.18%            8.91%          8.83%         8.86%         8.99%
Total Risk-Based Capital Ratio....................               11.01%           11.57%         11.68%        11.95%        12.07%
Tier 1 Leverage Ratio.............................                6.72%            7.72%          7.77%         7.54%         7.58%


(1) Adjusted for the ten percent stock dividend distributed July 1998.
(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.

                  PART II.  OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.


Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Bancshares Incorporated held its annual meeting of shareholders on April 23, 1998. At that meeting, shareholders approved the following management proposals:

                                                                                     ABSTAIN/
                                           FOR               AGAINST                 WITHHELD
                                           ---               -------                 --------
1.  Election of directors
    to serve as Class II
    Directors until the year 2001
    Annual Meeting of
    Shareholders as follows:

    Don Conrad                         162,579,748                                   1,896,765
    George A. Skestos                  162,655,963                                   1,820,549
    Lewis R. Smoot, Sr.                162,987,409                                   1,489,104
    Frank Wobst                        162,952,161                                   1,524,352


2.  Proposal to amend
    Huntington Bancshares'
    Charter to increase the
    authorized Common Stock
    of the Corporation from
    300,000,000 to
    500,000,000 shares                 154,725,282         8,302,510                 1,448,721


3.  Ratification of Ernst &
    Young LLP to serve as
    independent auditors for
    the Corporation for the
    year 1998                          162,659,260         1,028,866                   788,386


Item 5.  Other Information

               Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the 1999 Huntington Bancshares Incorporated Annual Meeting of Shareholders will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice of such proposal is received by Huntington Bancshares Incorporated after January 4, 1999.

               Zuheir Sofia will resign as a Director of the Corporation effective August 20, 1998, to devote full time and attention to his new business, Sofia & Company, Inc.


Item 6.  Exhibits and Reports on Form 8-K

               (a)    Exhibits

                      3. (i)(a) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, prevailed as exhibit 3(i) to form 10-K for the year ended December 31, 1998, and incorporated by reference, and Articles Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                           (i)(b) Articles of Amendment to Articles of
                           Restatement of Charter -- previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                           (i)(c) Articles of Amendment to Articles of
                           Restatement of Charter -- previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

                           (ii) Bylaws -- previously filed as Exhibit 3(ii) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                     4.    Instruments defining the Rights of Security Holders:

                           Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as Exhibit 3(i) to form 10-K for the year ended December 31, 1993 and incorporated by reference, as amended and supplemented and to Amendment to Articles of Restatement of Charter, previously filed as
                           Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as Exhibit 1 to Registration Statement on Form 8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                     27.   Financial Data Schedule

               (b)   Reports on Form 8-K

                      1. A report on Form 8-K, dated April 14, 1998, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter of 1998.

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



                                              Huntington Bancshares Incorporated
                                              ----------------------------------
                                                       (Registrant)




Date:    August 14, 1998                      /s/ RICHARD A. CHEAP
                                              --------------------
                                              Richard A. Cheap
                                              General Counsel and Secretary




Date:    August 14, 1998                      /s/ GERALD R. WILLIAMS
                                              ----------------------
                                              Gerald R. Williams
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (principal accounting officer)