Form 10-Q
period 1998-09-30
HUNTINGTON BANCSHARES INC/MD
filed 1998-11-16
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED September 30, 1998


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


 Yes   X                No
     =====                 =====


There were 211,066,512 shares of Registrant's without par value common stock outstanding on October 31, 1998.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     SEPTEMBER 30,      December 31,      September 30,
                                                                                  1998               1997               1997
                                                                              -------------      ------------      -------------
ASSETS
Cash and due from banks ...............................................        $ 1,143,684       $ 1,142,450       $ 1,032,222
Interest bearing deposits in banks ....................................              2,776            39,618             7,580
Trading account securities ............................................             13,039             7,082            54,297
Federal funds sold and securities
     purchased under resale agreements ................................             14,641           509,119           309,882
Mortgages held for sale ...............................................            300,076           192,948           145,584
Securities available for sale - at fair value .........................          4,536,798         5,709,814         5,435,715
Investment securities - fair value $27,443; $33,383;
     and $35,078, respectively ........................................             26,937            33,010            34,514
Total loans (1) .......................................................         19,137,552        17,738,248        17,692,634
     Less allowance for loan losses ...................................            286,122           258,171           257,883
                                                                               -----------       -----------       -----------
Net loans .............................................................         18,851,430        17,480,077        17,434,751
                                                                               -----------       -----------       -----------
Premises and equipment ................................................            526,454           389,481           392,777
Customers' acceptance liability .......................................             18,027            27,818            21,858
Accrued income and other assets .......................................          1,921,234         1,199,123           706,955
                                                                               -----------       -----------       -----------

TOTAL ASSETS ..........................................................        $27,355,096       $26,730,540       $25,576,135
                                                                               ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) ....................................................        $19,246,735       $17,983,718       $17,589,786
Short-term borrowings .................................................          1,782,208         3,141,671         2,659,557
Bank acceptances outstanding ..........................................             18,027            27,818            21,858
Medium-term notes .....................................................          2,524,900         2,332,150         2,057,500
Subordinated notes and other long-term debt ...........................            731,779           498,889           542,831
Company obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the parent company ...........            300,000           200,000           200,000
Accrued expenses and other liabilities ................................            533,398           520,903           558,612
                                                                               -----------       -----------       -----------
     Total Liabilities ................................................         25,137,047        24,705,149        23,630,144
                                                                               -----------       -----------       -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          500,000,000 shares; issued and outstanding
          212,596,344; 193,279,797; and 193,279,797 shares,
          respectively ................................................          2,152,076         1,528,768         1,528,771
      Less 1,120,157; 1,543,371; and 2,148,882 treasury
          shares, respectively ........................................            (28,765)          (36,791)          (49,494)
     Capital surplus ..................................................            (12,334)          404,235           401,847
     Accumulated other comprehensive income ...........................             60,675            14,800             2,793
     Retained earnings ................................................             46,397           114,379            62,074
                                                                               -----------       -----------       -----------
     Total Shareholders' Equity .......................................          2,218,049         2,025,391         1,945,991
                                                                               -----------       -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................        $27,355,096       $26,730,540       $25,576,135
                                                                               ===========       ===========       ===========

(1) See page 10 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   -----------------------------     -----------------------------
                                                                       1998             1997             1998             1997
                                                                   ------------     ------------     ------------     ------------
Interest and fee income
     Loans ...................................................     $    421,745     $    409,395     $  1,221,686     $  1,203,144
     Securities ..............................................           68,147           88,221          249,687          267,955
     Other ...................................................           15,329            5,205           27,596           10,614
                                                                   ------------     ------------     ------------     ------------
               TOTAL INTEREST INCOME .........................          505,221          502,821        1,498,969        1,481,713
                                                                   ------------     ------------     ------------     ------------
Interest expense
     Deposits ................................................          177,821          168,861          502,226          479,733
     Short-term borrowings ...................................           17,152           36,692           75,317          115,648
     Medium-term notes .......................................           42,163           28,468          129,839           84,052
     Subordinated notes and other long-term debt .............           16,570           11,642           37,795           34,613
                                                                   ------------     ------------     ------------     ------------
               TOTAL INTEREST EXPENSE ........................          253,706          245,663          745,177          714,046
                                                                   ------------     ------------     ------------     ------------

               NET INTEREST INCOME ...........................          251,515          257,158          753,792          767,667
Provision for loan losses ....................................           24,160           28,351           70,936           81,562
                                                                   ------------     ------------     ------------     ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES ..........          227,355          228,807          682,856          686,105
                                                                   ------------     ------------     ------------     ------------

Total non-interest income (1) ................................          114,641           96,097          329,716          254,329
Total non-interest expense (1) ...............................          211,877          244,910          614,997          614,576
                                                                   ------------     ------------     ------------     ------------

               INCOME BEFORE INCOME TAXES ....................          130,119           79,994          397,575          325,858
Provision for income taxes ...................................           41,364           38,762          127,025          123,844
                                                                   ------------     ------------     ------------     ------------

               NET INCOME ....................................     $     88,755     $     41,232     $    270,550     $    202,014
                                                                   ============     ============     ============     ============


PER COMMON SHARE (2)
     Net income
          Basic ..............................................     $       0.42     $       0.20     $       1.28     $       0.96
          Diluted ............................................     $       0.42     $       0.19     $       1.27     $       0.95
     Cash dividends declared .................................     $       0.20     $       0.18     $       0.56     $       0.50


AVERAGE COMMON SHARES (2)
          Basic ..............................................      211,714,154      210,369,843      211,564,966      209,618,332
          Diluted ............................................      213,495,729      213,055,682      213,690,791      212,070,038

(1) See page 11 for detail of non-interest income and non-interest expense.
(2) Adjusted for stock splits and stock dividends, as applicable.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                         ACCUMULATED
                                                                                                   OTHER
                                             COMMON     COMMON   TREASURY   TREASURY   CAPITAL  COMPREHENSIVE  RETAINED
                                             SHARES     STOCK     SHARES     STOCK     SURPLUS     INCOME      EARNINGS    TOTAL
-------------------------------------------  -------  ---------- --------  ----------  -------- -------------  --------  ----------
Nine Months Ended September 30, 1997:
 Balance, beginning of period                182,265  $1,290,968  (9,285)  $(204,634)  $401,176   $(13,931)    $312,079  $1,785,658
    Comprehensive Income:
    Net income                                                                                                  202,014     202,014
    Unrealized net holding gains on
      securities available for sale arising
      during the period                                                                             16,724                   16,724
                                                                                                                         ----------
      Total comprehensive income                                                                                            218,738
                                                                                                                         ----------
    Stock issued for acquisitions                                  2,881      65,220     12,560                              77,780
    Cash dividends declared                                                                                    (104,445)   (104,445)
    Stock options exercised                                          242       3,415     (1,921)                              1,494
    10% stock dividend                         9,181     236,214   5,274     124,920    (51,487)               (309,847)       (200)
    Treasury shares purchased                                     (1,930)    (53,427)    (2,748)                            (56,175)
    Treasury shares sold:
      Shareholder dividend reinvestment plan                         534      11,968      2,345                              14,313
      Employee benefit plans                                         135       3,044        810                               3,854
    Pre-merger transactions of pooled
      subsidiary                               1,833       1,589                         41,112                 (37,727)      4,974
                                             -------  ----------  ------    --------   --------   --------     --------  ----------
 Balance, end of period                      193,279  $1,528,771  (2,149)   $(49,494)  $401,847   $  2,793     $ 62,074  $1,945,991
                                             =======  ==========  ======    ========   ========   ========     ========  ==========

NINE MONTHS ENDED SEPTEMBER 30, 1998:
 BALANCE, BEGINNING OF PERIOD                193,279  $1,528,768  (1,543)   $(36,791)  $404,235   $ 14,800     $114,379  $2,025,391
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                                  270,550     270,550
    UNREALIZED NET HOLDING GAINS ON
      SECURITIES AVAILABLE FOR SALE ARISING
      DURING THE PERIOD                                                                             45,875                   45,875
                                                                                                                         ----------
     TOTAL COMPREHENSIVE INCOME                                                                                             316,425
                                                                                                                         ----------
    STOCK ISSUED FOR ACQUISITION                                     160       3,883     (3,815)                                 68
    CASH DIVIDENDS DECLARED                                                                                    (119,289)   (119,289)
    STOCK OPTIONS EXERCISED                                          642      12,151     (8,521)                              3,630
    10% STOCK DIVIDEND                        19,317     623,308     (83)              (404,437)               (219,243)       (372)
    TREASURY SHARES PURCHASED                                       (315)     (8,487)                                        (8,487)
    TREASURY SHARES SOLD TO
      EMPLOYEE BENEFIT PLANS                                          19         479        204                                 683
                                             -------  ----------  ------    --------   --------   --------     --------  ----------
 BALANCE, END OF PERIOD                      212,596  $2,152,076  (1,120)   $(28,765)  $(12,334)  $ 60,675     $ 46,397  $2,218,049
                                             =======  ==========  ======    ========   ========   ========     ========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
(in thousands of dollars)                                                                      1998                1997
                                                                                           -----------         -----------
OPERATING ACTIVITIES
     Net Income ...................................................................        $   270,550         $   202,014
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses ..........................................             70,936              81,562
               Provision for depreciation and amortization ........................             57,887              46,605
               Deferred income tax expense ........................................             30,201              20,954
               Increase in trading account securities .............................             (5,957)            (52,424)
               Increase in mortgages held for sale ................................           (107,128)            (24,162)
               Net gains on sales of securities ...................................            (28,020)             (6,944)
               Net gains on sales of loans ........................................             (9,857)             (7,432)
               Decrease in accrued income receivable ..............................             28,041              12,939
               Net increase in other assets .......................................            (91,078)            (55,722)
               (Decrease) increase in accrued expenses ............................            (32,225)             60,226
               Net (decrease) increase in other liabilities .......................            (33,509)             45,790
                                                                                           -----------         -----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES ..................            149,841             323,406
                                                                                           -----------         -----------

INVESTING ACTIVITIES
     Decrease (increase) in interest bearing deposits in banks ....................             36,842              (4,162)
     Proceeds from :
         Maturities and calls of investment securities ............................              5,999              88,306
         Maturities and calls of securities available for sale ....................            932,590             606,012
         Sales of securities ......................................................          3,422,023           1,876,997
     Purchases of:
         Investment securities ....................................................                 --              (2,962)
         Securities available for sale ............................................         (2,959,346)         (2,267,962)
     Proceeds from sales of loans .................................................            132,712             408,258
     Net loan originations, excluding sales .......................................           (156,227)         (1,092,320)
     Proceeds from disposal of premises and equipment .............................                809               6,381
     Purchases of premises and equipment ..........................................           (105,518)            (39,487)
     Proceeds from sales of other real estate .....................................              9,452              13,848
     Purchase of Bank Owned Life Insurance ........................................           (200,000)                 --
     Net cash received (paid) in purchase acquisitions ............................            344,046              (6,665)
                                                                                           -----------         -----------
                       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES........          1,463,382            (413,756)
                                                                                           -----------         -----------

FINANCING ACTIVITIES
     (Decrease) increase in total deposits ........................................         (1,154,770)            717,165
     Decrease in short-term borrowings ............................................         (1,359,463)           (944,043)
     Proceeds from issuance of long-term debt .....................................            300,000             108,050
     Payment of long-term debt ....................................................            (65,538)           (115,923)
     Proceeds from issuance of medium-term notes ..................................          1,020,000           1,367,500
     Payment of medium-term notes .................................................           (827,250)           (860,000)
     Proceeds from issuance of capital securities .................................            100,000             200,000
     Dividends paid on common stock, including pre-merger dividends
         of pooled subsidiary .....................................................           (115,272)           (101,221)
     Repurchase of common stock ...................................................             (8,487)            (56,175)
     Proceeds from issuance of common stock .......................................              4,313              24,674
                                                                                           -----------         -----------
                       NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES .......         (2,106,467)            340,027
                                                                                           -----------         -----------
                       CHANGE IN CASH AND CASH EQUIVALENTS ........................           (493,244)            249,677
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........          1,651,569           1,092,427
                                                                                           -----------         -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD .................        $ 1,158,325         $ 1,342,104
                                                                                           ===========         ===========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's 1997 Annual Report on Form 10-K should be read in conjunction with these interim financial statements.

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

(in thousands)                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30                SEPTEMBER 30
                                                        ----------------------      ----------------------
                                                          1998          1997          1998          1997
                                                        --------      --------      --------      --------
Unrealized holding gains arising during the period:
        Unrealized net gains                            $ 80,688      $ 44,465      $ 98,984      $ 33,052
        Related tax expense                              (28,489)      (15,785)      (34,896)      (11,814)
                                                        --------      --------      --------      --------
                         Net                              52,199        28,680        64,088        21,238
                                                        --------      --------      --------      --------
Reclassification adjustment
  for net gains realized
  during the period
        Realized net gains                               (10,615)       (1,242)      (28,020)       (6,944)
        Related tax expense                                3,715           435         9,807         2,430
                                                        --------      --------      --------      --------
                         Net                              (6,900)         (807)      (18,213)       (4,514)
                                                        --------      --------      --------      --------

Total Other Comprehensive Income                        $ 45,299      $ 27,873      $ 45,875      $ 16,724
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

         Statement No. 133 is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. This Statement must be applied to (a) all free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

         Huntington has not yet quantified the impact of adopting Statement No.
133. Based on information available at this time, Huntington does not expect it to be material to the consolidated financial statements.

D.       Acquisitions

         On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation. The transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The purchase added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the deal totaled approximately $454.2 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

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

         The subordinated debentures are the sole assets of each trust and Huntington owns all of the common securities of the trusts. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The capital securities bear interest and mature as follows:

                                       Variable Interest
                                             Rate           Maturity Date
                                       -----------------    -------------

         Huntington Capital I            LIBOR + .70%     February 1, 2027
         Huntington Capital II           LIBOR + .625%    June 15, 2028

         The net proceeds received by Huntington from the sale of the capital securities were used for general corporate purposes.

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

         The calculation of basic and diluted earnings per share for each of the periods ended September 30, is as follows:

(In thousands, except                    THREE MONTHS ENDED         NINE MONTHS ENDED
 per share amounts)                         SEPTEMBER 30               SEPTEMBER 30
                                        ---------------------     ---------------------
                                          1998         1997         1998         1997
                                        --------     --------     --------     --------
Net Income                              $ 88,755     $ 41,232     $270,550     $202,014
                                        ========     ========     ========     ========

Average common shares outstanding        211,714      210,370      211,565      209,618
Dilutive effect of stock options           1,782        1,686        2,126        2,452
                                        --------     --------     --------     --------
  Diluted common shares outstanding      213,496      213,056      213,691      212,070
                                        ========     ========     ========     ========

Earnings per share
            Basic                       $    .42     $    .20     $   1.28     $    .96
            Diluted                     $    .42     $    .19     $   1.27     $    .95

Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.

--------------------------------------------------------------------------------

FINANCIAL REVIEW
----------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
----------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                      SEPTEMBER 30,    December 31,    September 30,
                                                          1998             1997            1997
                                                      -------------    ------------    ------------
Commercial .......................................     $ 5,894,899     $ 5,270,660     $ 5,341,003
Real Estate
     Construction ................................         826,301         863,635         884,724
     Commercial ..................................       2,254,991       2,370,652       2,278,754
     Residential .................................       1,478,354       1,228,446       1,272,806
Consumer
    Loans ........................................       6,908,578       6,462,716       6,415,914
    Leases .......................................       1,774,429       1,542,139       1,499,433
                                                       -----------     -----------     -----------

     Total Loans .................................     $19,137,552     $17,738,248     $17,692,634
                                                       ===========     ===========     ===========


----------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
----------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                      SEPTEMBER 30,    December 31,    September 30,
                                                          1998             1997            1997
                                                      -------------    ------------    -------------
Demand deposits
     Non-interest bearing ........................     $ 2,863,784     $ 2,549,518     $ 2,544,022
     Interest bearing ............................       4,244,527       3,762,862       3,591,275
Savings deposits .................................       3,636,995       3,133,014       3,023,174
Other domestic time deposits .....................       6,560,886       6,115,534       6,057,623
                                                       -----------     -----------     -----------
     TOTAL CORE DEPOSITS .........................      17,306,192      15,560,928      15,216,094
                                                       -----------     -----------     -----------
Certificates of deposit of $100,000 or more.......       1,825,802       1,903,657       2,106,091
Foreign time deposits ............................         114,741         519,133         267,601
                                                       -----------     -----------     -----------

     Total Deposits ..............................     $19,246,735     $17,983,718     $17,589,786
                                                       ===========     ===========     ===========

--------------------------------------------------------------------------------

FINANCIAL REVIEW
---------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                          --------------------     PERCENT       ---------------------    PERCENT
                                                            1998         1997       CHANGE         1998         1997      CHANGE
                                                          --------     -------     -------       --------     --------    -------
Service charges on deposit accounts ...................   $ 32,493     $30,382        6.9%       $ 92,411     $ 86,817       6.4%
Mortgage banking ......................................     15,270      20,672      (26.1)         44,618       39,826      12.0
Trust services ........................................     12,502      12,124        3.1          37,830       36,083       4.8
Brokerage and insurance income ........................     10,057       7,614       32.1          26,862       20,953      28.2
Electronic banking fees ...............................      7,897       5,965       32.4          21,165       16,529      28.0
Credit card fees ......................................      5,197       5,112        1.7          15,542       13,833      12.4
Other .................................................     20,610      12,986       58.7          63,268       33,344      89.7
                                                          --------     -------                   --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS......    104,026      94,855        9.7         301,696      247,385      22.0
                                                          --------     -------                   --------     --------
Securities gains ......................................     10,615       1,242       N.M.          28,020        6,944      N.M.
                                                          --------     -------                   --------     --------
TOTAL NON-INTEREST INCOME .............................   $114,641     $96,097       19.3%       $329,716     $254,329      29.6%
                                                          ========     =======                   ========     ========


---------------------------------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                          --------------------     PERCENT       ---------------------    PERCENT
                                                            1998         1997      CHANGE          1998         1997      CHANGE
                                                          --------     --------    -------       --------     --------    -------
Personnel and related costs ...........................   $111,744     $101,334      10.3%       $324,939     $295,577       9.9%
Outside data processing and other services ............     17,550       16,665       5.3          53,880       47,616      13.2
Equipment .............................................     15,001       14,503       3.4          45,838       41,863       9.5
Net occupancy .........................................     15,019       12,772      17.6          42,521       37,754      12.6
Marketing .............................................      8,762        7,845      11.7          24,009       24,595      (2.4)
Telecommunications ....................................      7,793        5,639      38.2          21,256       15,892      33.8
Legal and other professional services .................      5,291        6,095     (13.2)         17,313       16,613       4.2
Printing and supplies .................................      5,851        5,384       8.7          17,223       15,345      12.2
Franchise and other taxes .............................      5,523        4,685      17.9          16,549       15,260       8.4
Amortization of intangible assets .....................      9,467        3,382     179.9          16,253        9,734      67.0
Other .................................................      9,876       15,443     (36.0)         35,216       43,164     (18.4)
                                                          --------     --------                  --------     --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES......    211,877      193,747       9.4         614,997      563,413       9.2
                                                          --------     --------                  --------     --------
Special charges and other merger costs ................         --       51,163      N.M.              --       51,163      N.M.
                                                          --------     --------                  --------     --------
TOTAL NON-INTEREST EXPENSE ............................   $211,877     $244,910     (13.5)%      $614,997     $614,576       0.1%
                                                          ========     ========                  ========     ========

N.M. - Not meaningful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Forward-Looking Statements
--------------------------

         Congress passed the Private Securities Litigation Reform Act of 1995 to encourage corporations to provide investors with information about the company's anticipated future financial performance, goals, and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations.

         Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Quarterly Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections (including without limitation those relating to Huntington's Year 2000 readiness) that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the successful integration of acquired businesses; the nature and extent of governmental actions and reforms; and extended disruption of vital infrastructure. The management of Huntington encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

Florida Branch Purchase
-----------------------

         On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation (the Branch Purchase). The transaction was accounted for as a purchase; accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The Branch Purchase added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the deal totaled approximately $454.2 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

OVERVIEW

          Net income was $88.8 million for the third quarter of 1998, or $.42 per diluted share, versus $41.2 million, or $.19 per diluted share, in the same period last year. For the nine months just ended, net income and diluted earnings per share were $270.6 million and $1.27, respectively, compared with $202.0 million and $.95 one year ago. On an operating basis, defined as earnings before merger-related charges, net income was up 1.5% and 9.0%, respectively, over the same periods in 1997 while diluted earnings per share improved 2.4% in the recent quarter and 8.5% year-to-date. The balance of

Management's Discussion and Analysis refers to Huntington's results on an operating basis.

         The following table presents Huntington's return on average equity
(ROE) and return on average assets (ROA) on both a reported and cash basis.

                              ROE                                            ROA
              ------------------------------------          ----------------------------------
                  3rd Qtr.              YTD                    3rd Qtr.              YTD
              ----------------    ----------------          --------------     ---------------
               1998      1997      1998      1997            1998     1997      1998      1997
              ------    ------    ------    ------          -----    -----     -----     -----
REPORTED      16.43%    17.85%    17.27%    17.79%          1.28%    1.42%     1.36%     1.32%

CASH BASIS*   26.59%    21.37%    22.71%    21.30%          1.43%    1.49%     1.45%     1.39%

* Tangible or "Cash Basis" results exclude from earnings amortization of goodwill and other intangibles. Related asset amounts are also excluded from total assets and shareholders' equity.

         Total assets were $27.4 billion at the recent quarter end, compared with $26.7 billion at December 31, 1997, and $25.6 billion one year ago. Total assets grew only 2.6% since year end despite completion of the Branch Purchase, as a result of Huntington's strategic repositioning of the balance sheet that commenced in the second quarter of 1998. These initiatives included the sale of $3.4 billion of securities available for sale, the exit of out-of-market credit card operations through the sale of approximately $90 million of loans outstanding, and the closure of the Pittsburgh indirect loan production office. Huntington also reactivated its share repurchase program and is negotiating a sale/leaseback agreement related to approximately $180 million of its real estate properties.

         After adjusting for the impact of the Branch Purchase and loan sales/securitizations, average total loans outstanding were up 3.3% in the recent quarter and 4.3% in the first nine months of the year versus the same periods one year ago. Commercial and retail loan growth remained firm; however, mortgage refinancing activity coupled with the impact of the General Motors strike on automobile dealer floor plan lending softened overall loan growth. Average core deposits, adjusted for the Branch Purchase, increased 2.1% for the quarter and 4.0% year-to-date, with transaction accounts up approximately 12% in both periods.

LINES OF BUSINESS

         Huntington segments its operations into five distinct lines of business: Retail Banking; Corporate Banking; Dealer Sales; Private Financial Group; and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Results are revised to reflect enhancements to Huntington's profitability reporting system and changes in organizational structure. For a detailed description of the lines of business, please refer to Huntington's Annual Report on Form 10-K for the year ended December 31, 1997.

         The following summary contains selected financial information by business segment for the three and nine months ended September 30, 1998 (in thousands of dollars):

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
                                                      Average        Average
                          Revenues*   Net Income   Total Assets  Total Deposits
                          ---------   ----------   ------------  --------------
Retail Banking            $202,253     $35,550     $ 8,459,474     $16,842,726
Corporate Banking           79,822      28,716       6,344,071       1,013,478
Dealer Sales                43,155      11,615       5,341,844          64,077
Private Financial Group     19,511       6,134         615,452         519,785
Treasury / Other            23,982       6,740       6,753,665         884,468
                          --------     -------     -----------     -----------

Total                     $368,723     $88,755     $27,514,506     $19,324,534
                          ========     =======     ===========     ===========

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
                                                     Average         Average
                         Revenues*   Net Income    Total Assets   Total Deposits
                         ---------   ----------    ------------   --------------


Retail Banking          $  599,682     $114,446     $ 8,231,574     $15,743,553
Corporate Banking          224,046       71,489       5,821,251         969,218
Dealer Sales               126,820       33,183       5,165,230          62,271
Private Financial Group     57,793       16,748         597,263         510,694
Treasury / Other            82,970       34,684       6,827,878         807,778
                        ----------     --------     -----------     -----------

Total                   $1,091,311     $270,550     $26,643,196     $18,093,514
                        ==========     ========     ===========     ===========

* Reported on a fully taxable equivalent basis, assuming a 35% tax rate.

RESULTS OF OPERATIONS

Net Interest Income
-------------------

          Net interest income for the three and nine months ended September 30, 1998, was $251.5 million and $753.8 million, respectively, down modestly (approximately 2%) when compared with the same periods last year. The decline is primarily due to the drop in earning asset yields, as the highly competitive marketplace continues to erode loan margins across much of the banking industry. The net interest margin, on a fully tax equivalent basis, was 4.18% during the three months just ended compared with 4.41% in the third quarter of 1997. On a year-to-date basis, the net interest margin was 4.24% versus 4.43% for the first nine months of last year. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided a benefit of $4.0 million in the recent quarter and $12.2 million on a year-to-date basis, up from $1.2 million and $3.5 million, respectively, in the same periods one year ago. Management expects margin pressures to continue in the ensuing quarters, which could depress future growth in net interest income.

Provision For Loan Losses
-------------------------

           The provision for loan losses was $24.2 million in the third quarter of 1998. Excluding the $4.8 million additional provision taken last year in connection with the First Michigan acquisition, the recent quarter's provision was roughly flat with the same period of 1997. For the first nine months of the year, the provision was $70.9 million, compared with $76.8 million (adjusted for the one-time merger provision) one year ago. Annualized net charge-offs as a percentage of average total loans were .52% for the recent quarter and .48% for the nine months, versus .41% and .46% for the same periods last year.

Non-Interest Income
-------------------

         Non-Interest income, excluding securities gains, was $104.0 million and $301.7 million, respectively, in the recent three and nine month periods. Particularly strong growth was seen in electronic banking revenue, up 32.4% from the year-ago quarter. Nearly eight percent of Huntington's deposit customer base now has an account with Huntington's Web Bank, with a goal of 10% by year-end 1999. Insurance and brokerage income was up 32.1% from the same quarter a year ago, in part the result of a Huntington initiative to have at least one employee licensed to sell investment products in each of its banking offices. Off-balance sheet managed assets, namely insurance in force, trust assets, proprietary mutual funds, and mortgage loans serviced totaled $21.2 billion at September 30, 1998, and continue to grow at an annualized rate of 24.9%. Income from Bank Owned Life Insurance was $8.1 million and $20.6 million, respectively, in the recent quarter and first nine months of the year. Huntington owned no such policies in the comparable periods of 1997. Adjusted for one-time gains last year from portfolio sales of residential real estate loans, mortgage banking income increased 11.7% and 35.9%, respectively in the recent three and nine months compared with the same periods of 1997.

Non-Interest Expense
--------------------

         Non-Interest expense, excluding merger-related charges, totaled $211.9 million in the third quarter and $615.0 million for the first nine months of 1998, up from $193.7 million and $563.4 million in the same periods one year ago. The expense growth is attributable to increased volumes from fee-based businesses, higher telecommunication costs resulting from continued expansion of Huntington's ATM network, contract programming for Year 2000 upgrades, costs of systems conversions, and the impact of the Branch Purchase. Non-Interest expenses in the third quarter of 1997 included various one-time merger-related costs of $51.2 million, consisting primarily of personnel, facilities, and systems costs, as well as professional fees and other costs to effect the merger with First Michigan.

         Huntington believes it is well positioned to realize significant efficiencies in the future given its movement to a common operating platform, the merger of its subsidiary banks into a single interstate charter, the completion of two significant acquisitions, and a substantial reduction in the number of its operations and processing centers. The company recently announced several additional strategic actions that are expected to enhance profitability, including its plans to close or sell approximately 39 banking offices and outsource certain back-office functions such as customer retail lockbox and employee benefit administration. Once fully implemented, these strategic actions are expected to add approximately $125 million in sustainable annual pre-tax profit improvements.

         In connection with the initiatives, Huntington plans to eliminate approximately 1,000 positions, or roughly 10% of its work force, within the next six to nine months. In the fourth quarter of 1998, Huntington expects to record a restructuring charge of approximately $90 million, pre-tax, to cover employee transition costs, banking office and ATM closures, and other costs related to these strategic actions.

YEAR 2000

         The Year 2000 problem is the result of many existing computer programs using only the last two-digits, as opposed to four digits, to indicate the year. Such computer systems may be unable to recognize a year that begins with "20" instead of "19". If not corrected, many computer programs could cause a systems failure or other computer errors, leading to possible disruptions in operations or creation of erroneous results.

         Huntington, in an enterprise-wide effort, is taking steps to ensure that its internal systems are secure from such failure and that its current products will perform. A Year 2000 Plan (the Plan) for the entire organization addresses all systems, software, hardware, and infrastructure components. In addition, business processes are being assessed and validated throughout the company.

         The Plan identifies and addresses "Mission Critical" and "Non-mission Critical" components for Information Technology (IT) systems, Non-information Technology (Non-IT) systems, and business processes. IT includes, for example, systems that service loan and deposit customers. Non-IT systems include, among other things, security systems, elevators, utilities, and voice/data communications. An application, system, or process is Mission Critical if it is vital to the successful continuance of a core business activity.

         Huntington's progress towards meeting the Plan's goals for both IT and Non-IT systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

                        MISSION CRITICAL     NON-MISSION CRITICAL
                     ---------------------   ---------------------
                     Percent    Completion   Percent    Completion
       Phase         Complete      Date      Complete      Date
-------------------  --------      ----      --------      ----
Awareness              100%     06/30/1998     100%     06/30/1998
Assessment             100%     09/30/1998      95%     03/31/1999
Renovation              80%     12/31/1998      80%     03/31/1999
Testing/Validation      30%     12/31/1998      30%     06/30/1999
Implementation          10%     06/30/1999       5%     10/31/1999

         Huntington depends on various third-party vendors, suppliers, and service providers. The activities undertaken by these third parties can vary from processing and settlement of automated teller transactions to mortgage loan processing. Huntington will be dependent on the continued service by its vendors, suppliers, service providers, and ultimately its customers' continued operations in order to avoid business interruptions. Any interruption in a third party's ability to provide goods and services--such as issues with telecommunication links, power, and transportation--could present problems. Huntington has identified approximately ten material third-party relationships with a focus on those considered "Mission Critical". Huntington is presently working with each of these parties to test transactions and/or interfaces between its processors, obtain appropriate information from each party, and assess each party's ability to be prepared for the Year 2000.

         Over forty full-time staff members are dedicated to the Year 2000 effort and, on a part-time basis, multitudes of internal personnel from various disciplines throughout the Huntington organization are also working on this project. Furthermore, Huntington has engaged an independent consultant to establish a Year 2000 Program Management Office (PMO). This PMO organizes Huntington's Year 2000 project management activities beyond the technical information services group into all business units. This PMO creates the methodology that is used in every business unit and also brings a quality assurance process that reviews the thoroughness of the actions taken to remedy the Year 2000 problem.

         Identifiable costs for the Year 2000 project incurred for the three month and nine-month periods ended September 30, 1998, were $4.4 million and $8.9 million, respectively. Management estimates it will cost an additional $20 million to bring its systems and business processes into compliance. However, these expenses are not expected to materially impact operating results in any one period. These estimated costs incorporate not only incremental third-party expenses but also include salary and benefit costs of employees redeployed and full implementation of a call center to handle increased customer inquiries before and after January 1, 2000.

         Major business risks associated with the Year 2000 problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, and increased problem loans and credit losses in the event that borrowers fail to properly respond to the problem. These risks, along with the risk of Huntington failing to adequately complete the remaining phases of its project work and the resulting possible inability to properly process core business transactions and meet contractual servicing agreements, could expose Huntington to loss of revenues, litigation, and asset quality deterioration. The Year 2000 problem is unique in that it has never previously occurred, thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to Huntington or to third parties which provide Mission Critical services to Huntington. Huntington has, however, implemented several proactive processes to identify and mitigate risk involving systems and processes over which it has control, including strengthening its Business Resumption Plan for the Year 2000 by adding alternatives for systems and networks in support of critical applications. The modifications to Huntington's contingency plan are now complete and have been tested and validated for all core business processes. Huntington's senior management presently believe that successful modifications to existing systems and conversions to new systems will substantially reduce the risk of Year 2000 disruption.

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

         At September 30, 1998, the results of Huntington's interest sensitivity analysis indicated that net interest income would change by less than 1% given a 100 basis point increase or a 100-200 basis point decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). If interest rates rose 200 basis points, net interest income would be expected to decrease by 2%.

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

         The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at September 30, 1998.

                                         Average                  Average Rate
                            Notional     Maturity    Market    -----------------
(Dollars in millions)        Value       (years)     Value     Receive      Pay
                            --------     --------    ------    -------     -----
ASSET CONVERSION SWAPS
Received fixed               $  975        1.18      $10.2       6.24%     5.65%
                             ======                  =====

LIABILITY CONVERSION
SWAPS
Receive fixed                $1,895        3.44      $62.1       6.30%     5.70%
Receive fixed-amortizing        163        1.15        0.8       5.63      5.59
Pay fixed                       850        2.27       (9.9)      5.66      5.43
                             ------                  -----
TOTAL LIABILITY
   CONVERSION SWAPS          $2,908        2.96      $53.0       6.07%     5.61%
                             ======                  =====

BASIS PROTECTION SWAPS       $  685        0.55      $(0.5)      5.48%     5.75%
                             ======                  =====

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

         The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Asset conversion swaps and liability conversion swaps with notional values of $700 million and $950 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.

         The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At September 30, 1998, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $128.7 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $423 million at September 30, 1998. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

         Huntington continues to compare favorably with its peers in terms of asset quality. Non-performing assets, consisting of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure, totaled $95.8 million at September 30, 1998. Non-performing loans represented
 .39% of total loans, and non-performing assets as a percentage of total loans and other real estate were only .50%, as of this same date. Loans past due ninety days or more but continuing to accrue interest, including consumer and residential real estate credits were $64.0 million at September 30, 1998.

         The allowance for loan losses (ALL) was $286.1 million at September 30, 1998, and is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historic loss experience, prevailing economic conditions, and other relevant factors. During the third quarter, Huntington maintained its reserve ratio at 1.50% compared with 1.46% one year ago. At September 30, 1998, the ALL covered non-performing loans 3.8 times. When the ALL is combined with the allowance for other real estate owned, the reserves were nearly three times total non-performing assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.

         Shareholders' equity at September 30, 1998, was $2.2 billion versus $1.9 billion one year ago. Huntington's ratio of average equity to average assets was 7.79% in the recent quarter compared with 7.67% in the same three months of last year. For the nine-months just ended, the ratio was 7.86%, up from 7.45% in the same period of 1997.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.37%, its total risk-based capital ratio was 11.19%, and its leverage ratio was 6.52%, each of which exceeds the "well-capitalized" requirements. Huntington's two bank subsidiaries also had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions.

         On September 14, 1998, the Board of Directors authorized the reactivation of Huntington's common stock repurchase program, which was previously suspended in May 1997 due to the First Michigan pooling-of-interests merger transaction. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 15 million, up from approximately 3 million shares remaining when the plan was suspended. The shares will be purchased through open market purchases and privately negotiated transactions. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. In September 1998, Huntington repurchased approximately 315,000 shares.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the Huntington's Annual Report on Form 10K for the year ended December 31, 1997. Quantitative and qualitative disclosures for the current period can be found on pages 17 through 20.

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

--------------------------------------------------------      --------   --------        --------
THREE MONTHS ENDED SEPTEMBER 30,                                1998       1997          % Change
--------------------------------------------------------      --------   --------        --------
NET INCOME .............................................      $ 88,755   $ 41,232         115.3 %
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic .........................................     $   0.42   $   0.20         110.0
          Diluted .......................................     $   0.42   $   0.19         121.1
     Cash dividends declared ............................     $   0.20   $   0.18          11.1
AVERAGE COMMON SHARES OUTSTANDING--DILUTED (1) ..........      213,496    213,056           0.2
KEY RATIOS
Return on:
     Average total assets ...............................         1.28%      0.65%         96.9
     Average shareholders' equity .......................        16.43%      8.41%         95.4
Efficiency ratio ........................................        56.46%     55.11%          2.4
Average equity/average assets ...........................         7.79%      7.67%          1.6
Net interest margin .....................................         4.18%      4.41%         (5.2)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Per Common Share Amounts (1)
     Net income
          Basic .........................................     $   0.45   $   0.21         114.3
          Diluted .......................................     $   0.45   $   0.21         114.3
Return on:
     Average total assets ...............................         1.43%      0.71%        101.4
     Average shareholders' equity .......................        26.59%     10.49%        153.5

--------------------------------------------------------      --------   --------        --------
NINE MONTHS ENDED SEPTEMBER 30,                                 1998       1997          % Change
--------------------------------------------------------      --------   --------        --------
NET INCOME ..............................................     $270,550   $202,014          33.9 %
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic .........................................     $   1.28   $   0.96          33.3
          Diluted .......................................     $   1.27   $   0.95          33.7
     Cash dividends declared ............................     $   0.56   $   0.50          12.0
AVERAGE COMMON SHARES OUTSTANDING--DILUTED (1)                 213,691    212,070           0.8
KEY RATIOS
Return on:
     Average total assets ...............................         1.36%      1.08%         25.9
     Average shareholders' equity .......................        17.27%     14.48%         19.3
Efficiency ratio ........................................        56.80%     55.26%          2.8
Average equity/average assets ...........................         7.86%      7.45%          5.5
Net interest margin .....................................         4.24%      4.43%         (4.3)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Per Common Share Amounts (1)
     Net income
          Basic .........................................     $   1.35   $   1.01          33.7
          Diluted .......................................     $   1.33   $   1.00          33.0
Return on:
     Average total assets ...............................         1.45%      1.14%         27.2
     Average shareholders' equity .......................        22.71%     17.48%         29.9

Period-End Shares Outstanding (1) .......................      211,476    210,247           0.6
Shareholders' Equity Per Common Share (1) ...............     $  10.49   $   9.26          13.3

(1)  Adjusted for stock splits and stock dividends, as applicable.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts also excluded from total assets and shareholders' equity.

--------------------------------------------------------------------------------

FINANCIAL REVIEW
----------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1998 AND DECEMBER
31, 1997
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                      SEPTEMBER 30, 1998             December 31, 1997
----------------------------------------------------------------------------------------------------
                                           AMORTIZED COST   FAIR VALUE    Amortized Cost  Fair Value
----------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies
     1-5 years ...........................     $   156        $   156        $   656        $   656
                                               -------        -------        -------        -------
        Total ............................         156            156            656            656
                                               -------        -------        -------        -------
States and political subdivisions
     Under 1 year ........................       5,143          5,115          6,311          6,310
     1-5 years ...........................      13,024         13,231         13,592         13,719
     6-10 years ..........................       6,738          6,997          9,605          9,788
     Over 10 years .......................       1,876          1,944          2,846          2,910
                                               -------        -------        -------        -------
        Total ............................      26,781         27,287         32,354         32,727
                                               -------        -------        -------        -------
Total Investment Securities ..............     $26,937        $27,443        $33,010        $33,383
                                               =======        =======        =======        =======

--------------------------------------------------------------------------------
FINANCIAL REVIEW
-----------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 1998 AND DECEMBER
31, 1997
-----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             SEPTEMBER 30, 1998            December 31, 1997
-----------------------------------------------------------------------------------------------------------
                                                  AMORTIZED COST   FAIR VALUE   Amortized Cost   Fair Value
-----------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .............................     $    1,700     $    1,713     $    1,001     $    1,012
     1-5 years ................................        114,327        119,384        409,364        407,936
     6-10 years ...............................        257,160        267,001        320,497        320,726
                                                    ----------     ----------     ----------     ----------
        Total .................................        373,187        388,098        730,862        729,674
                                                    ----------     ----------     ----------     ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year .............................              1              1          2,223          2,216
     1-5 years ................................             12             12        169,877        170,177
     6-10 years ...............................         20,387         20,973        497,496        494,016
     Over 10 years ............................      1,038,480      1,060,913        698,906        705,031
                                                    ----------     ----------     ----------     ----------
        Total .................................      1,058,880      1,081,899      1,368,502      1,371,440
                                                    ----------     ----------     ----------     ----------
     Other agencies
     Under 1 year .............................         27,896         27,830            984            992
     1-5 years ................................      1,076,183      1,094,975      1,590,592      1,594,409
     6-10 years ...............................        404,849        414,041        787,682        792,359
     Over 10 years ............................        597,637        608,286        509,713        512,160
                                                    ----------     ----------     ----------     ----------
        Total .................................      2,106,565      2,145,132      2,888,971      2,899,920
                                                    ----------     ----------     ----------     ----------
Other
     Under 1 year .............................         81,012         81,001         13,940         13,925
     1-5 years ................................        144,801        148,082        211,943        214,772
     6-10 years ...............................        249,072        256,858        199,849        205,771
     Over 10 years ............................        421,064        428,227        210,688        213,183
     Marketable equity securities .............          8,359          7,501         62,164         61,129
                                                    ----------     ----------     ----------     ----------
        Total .................................        904,308        921,669        698,584        708,780
                                                    ----------     ----------     ----------     ----------
Total Securities Available for Sale............     $4,442,940     $4,536,798     $5,686,919     $5,709,814
                                                    ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------

FINANCIAL REVIEW
------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)
                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -------------------------       -------------------------
                                                                  1998            1997            1998            1997
                                                               ---------       ---------       ---------       ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ...........     $ 286,864       $ 247,867       $ 258,171       $ 230,778
Allowance of assets acquired/other .......................            --              --          22,042           6,177
Loan losses ..............................................       (33,095)        (24,354)        (89,516)        (77,379)
Recoveries of loans previously charged off ...............         8,193           6,019          24,489          16,745
Provision for loan losses ................................        24,160          28,351          70,936          81,562
                                                               ---------       ---------       ---------       ---------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD ..................     $ 286,122       $ 257,883       $ 286,122       $ 257,883
                                                               =========       =========       =========       =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized ............................          0.52%           0.41%           0.48%           0.46%
  Provision for loan losses--annualized ..................          0.51%           0.63%           0.52%           0.62%
Allowance for loan losses as a % of total loans...........          1.50%           1.46%           1.50%           1.46%
Net loan loss coverage (1) ...............................          6.20 x          5.91 x          7.20 X          6.72 x

(1)  Income before taxes and the provision for loan losses to net loan losses.


---------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
---------------------------------------------------------------------------------------------------------------------------
(Quarter-End)
(in thousands of dollars)                                                     1998                             1997
                                                               ----------------------------------      --------------------
                                                                III Q         II Q          I Q          IV Q        III Q
                                                               -------      --------      -------      -------      -------
Non-accrual loans ........................................     $70,210      $ 75,367      $79,888      $65,981      $72,385
Renegotiated loans .......................................       4,798         4,770        3,173        5,822        6,069
                                                               -------      --------      -------      -------      -------

TOTAL NON-PERFORMING LOANS ...............................      75,008        80,137       83,061       71,803       78,454
Other real estate, net ...................................      20,812        21,516       12,005       15,343       13,762
                                                               -------      --------      -------      -------      -------

TOTAL NON-PERFORMING ASSETS ..............................     $95,820      $101,653      $95,066      $87,146      $92,216
                                                               =======      ========      =======      =======      =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .......................................        0.39%         0.42%        0.47%        0.40%        0.44%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE..................        0.50%         0.53%        0.54%        0.49%        0.52%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS ...................................      381.46%       357.97%      310.93%      359.55%      328.71%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS .................      296.69%       280.64%      270.07%      294.32%      277.31%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ..................     $63,998      $ 50,614      $64,959      $49,608      $43,120
                                                               =======      ========      =======      =======      =======

--------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)
---------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                               3RD QUARTER 1998       2ND QUARTER 1998
                                                                             -----------------      -----------------
(in millions of dollars)                                                     AVERAGE    YIELD/      AVERAGE    YIELD/
                                                                             BALANCE     RATE       BALANCE     RATE
                                                                             -------    ------      -------    ------
ASSETS
Interest bearing deposits in banks .....................................     $    31     5.20%      $     8     5.26%
Trading account securities .............................................          11     5.87            12     5.81
Federal funds sold and securities purchased under resale agreements.....         689     5.62           168     5.63
Mortgages held for sale ................................................         275     7.10           282     7.08
Securities:
      Taxable ..........................................................       4,077     6.34         5,107     6.34
      Tax exempt .......................................................         234     8.86           225     9.27
                                                                             -------                -------
           Total Securities ............................................       4,311     6.47         5,332     6.47
                                                                             -------                -------
Loans:
     Commercial ........................................................       5,763     8.36         5,482     8.46
     Real Estate
          Construction .................................................         811     8.83           816     8.73
          Mortgage .....................................................       3,760     8.43         3,444     8.62
     Consumer
           Loans .......................................................       6,896     8.77         6,474     8.82
           Leases ......................................................       1,728     7.11         1,627     7.15
                                                                             -------                -------
           Total Consumer loans ........................................       8,624     8.44         8,101     8.48
                                                                             -------                -------
Total Loans ............................................................      18,958     8.43        17,843     8.51
                                                                             -------                -------
Allowance for loan losses/loan fees ....................................         293                    266
                                                                             -------                -------
Net loans ..............................................................      18,665     8.87        17,577     8.99
                                                                             -------                -------
Total earning assets ...................................................      24,275     8.33%       23,645     8.37%
                                                                             -------                -------
Cash and due from banks ................................................       1,016                    907
All other assets .......................................................       2,517                  1,786
                                                                             -------                -------
TOTAL ASSETS ...........................................................     $27,515                $26,072
                                                                             =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits .....................................     $ 3,466                $ 3,113
     Interest bearing demand deposits ..................................       3,898     2.77%        3,216     2.72%
     Savings deposits ..................................................       3,428     3.56         3,099     3.51
     Other domestic time deposits ......................................       6,619     5.53         5,985     5.62
                                                                             -------                -------
          Total core deposits ..........................................      17,411     4.27        15,413     4.33
                                                                             -------                -------
Certificates of deposit of $100,000 or more ............................       1,884     5.71         1,909     5.74
Foreign time deposits ..................................................          30     5.39           132     5.80
                                                                             -------                -------
     Total deposits ....................................................      19,325     4.45        17,454     4.53
                                                                             -------                -------
Short-term borrowings ..................................................       1,515     4.75         2,044     4.97
Medium-term notes ......................................................       2,952     5.70         3,222     5.71
Subordinated notes and other long-term debt,
   including capital securities ........................................       1,041     6.37           757     6.13
                                                                             -------                -------
     Interest bearing liabilities ......................................      21,367     4.72%       20,364     4.80%
                                                                             -------                -------
All other liabilities ..................................................         539                    503
Shareholders' equity ...................................................       2,143                  2,092
                                                                             -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............................     $27,515                $26,072
                                                                             =======                =======

Net interest rate spread ...............................................                 3.61%                  3.57%
Impact of non-interest bearing funds on margin .........................                 0.57%                  0.66%
NET INTEREST MARGIN ....................................................                 4.18%                  4.23%

(1)  Fully tax equivalent yields are calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)
----------------------------------------------------------------------------------------------------------
                                           1ST QUARTER 1998       4th Quarter 1997       3rd Quarter 1997
                                           -----------------      -----------------      -----------------
                                           AVERAGE    YIELD/      Average    Yield/      Average    Yield/
                                           BALANCE     RATE       Balance     Rate       Balance     Rate
                                           -------    ------      -------    ------      -------    ------

                                           $     9     5.35%      $     5     5.37%      $    17     5.51%
                                                 8     5.48            12     5.89             8     5.90
                                                21     6.57            20     5.48            75     5.50
                                               219     7.24           177     8.27           146     7.30

                                             5,906     6.35         5,308     6.37         5,241     6.36
                                               237     9.23           246     9.39           255     9.10
                                           -------                -------                -------
                                             6,143     6.46         5,554     6.51         5,496     6.49
                                           -------                -------                -------

                                             5,306     8.58         5,312     8.55         5,264     8.65

                                               823     8.85           875     8.93           862     9.10
                                             3,520     8.65         3,639     8.65         3,865     8.72

                                             6,428     8.96         6,441     9.22         6,366     9.15
                                             1,564     7.13         1,521     7.43         1,465     7.53
                                           -------                -------                -------
                                             7,992     8.61         7,962     8.88         7,831     8.85
                                           -------                -------                -------
                                            17,641     8.78        17,788     8.74        17,822     8.77
                                           -------                -------                -------
                                               265                    268                    254
                                           -------                -------                -------
                                            17,376     9.20        17,520     9.14        17,568     9.18
                                           -------                -------                -------
                                            24,041     8.48%       23,556     8.51%       23,564     8.52%
                                           -------                -------                -------
                                               917                    951                    905
                                             1,637                  1,190                  1,132
                                           -------                -------                -------
                                           $26,330                $25,429                $25,347
                                           =======                =======                =======



                                            $2,979                $ 2,954                $ 2,775
                                             3,250     2.68%        3,257     2.61%        3,193     2.78%
                                             3,028     3.44         3,017     3.40         3,048     3.19
                                             6,093     5.64         6,089     5.66         5,995     5.65
                                           -------                -------                -------
                                            15,350     4.32        15,317     4.31        15,011     4.29
                                           -------                -------                -------
                                             1,935     5.78         2,004     5.79         2,085     5.76
                                               198     5.85           248     5.91           379     5.83
                                           -------                -------                -------
                                            17,483     4.54        17,569     4.54        17,475     4.54
                                           -------                -------                -------
                                             2,656     5.16         2,424     5.22         2,692     5.42
                                             2,914     5.77         2,189     5.96         1,915     6.03

                                               691     5.85           704     6.23           793     6.23
                                           -------                -------                -------
                                            20,765     4.83%       19,932     4.81%       20,100     4.83%
                                           -------                -------                -------
                                               539                    570                    528
                                             2,047                  1,973                  1,944
                                           -------                -------                -------
                                           $26,330                $25,429                $25,347
                                           =======                =======                =======

                                                       3.65%                  3.70%                  3.69%
                                                       0.65%                  0.74%                  0.72%
                                                       4.30%                  4.44%                  4.41%

--------------------------------------------------------------------------------

SELECTED QUARTERLY INCOME STATEMENT DATA
-----------------------------------------------------------------------------------------------------------------------
                                                                          1998                            1997
                                                           ----------------------------------     ---------------------
(in thousands of dollars, except per share amounts)          III Q        II Q          I Q         IV Q        III Q
------------------------------------------------------     --------     --------     --------     --------     --------

TOTAL INTEREST INCOME ................................     $505,221     $491,268     $502,480     $499,760     $502,821
TOTAL INTEREST EXPENSE ...............................      253,706      243,839      247,632      240,197      245,663
                                                           --------     --------     --------     --------     --------
NET INTEREST INCOME ..................................      251,515      247,429      254,848      259,563      257,158
Provision for loan losses ............................       24,160       24,595       22,181       26,235       28,351
                                                           --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..........................      227,355      222,834      232,667      233,328      228,807
                                                           --------     --------     --------     --------     --------
Service charges on deposit accounts ..................       32,493       30,428       29,490       31,035       30,382
Mortgage banking .....................................       15,270       15,191       14,157       15,889       20,672
Trust services .......................................       12,502       12,745       12,583       12,019       12,124
Brokerage and insurance income .......................       10,057        8,520        8,285        6,131        7,614
Electronic banking fees ..............................        7,897        7,520        5,748        6,175        5,965
Credit card fees .....................................        5,197        5,450        4,895        6,634        5,112
Other ................................................       20,610       25,486       17,172        9,593       12,986
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS ....      104,026      105,340       92,330       87,476       94,855
                                                           --------     --------     --------     --------     --------
Securities gains .....................................       10,615       14,316        3,089        1,034        1,242
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ............................      114,641      119,656       95,419       88,510       96,097
                                                           --------     --------     --------     --------     --------
Personnel and related costs ..........................      111,744      108,483      104,712       97,217      101,334
Outside data processing and other services ...........       17,550       16,988       19,342       19,067       16,665
Equipment ............................................       15,001       15,688       15,149       16,004       14,503
Net occupancy ........................................       15,019       14,063       13,439       11,755       12,772
Marketing ............................................        8,762        8,315        6,932        8,187        7,845
Telecommunications ...................................        7,793        7,450        6,013        5,636        5,639
Legal and other professional services ................        5,291        6,234        5,788        8,318        6,095
Printing and supplies ................................        5,851        5,611        5,761        6,239        5,384
Franchise and other taxes ............................        5,523        5,526        5,500        4,576        4,685
Amortization of intangible assets ....................        9,467        3,393        3,393        3,285        3,382
Special charges ......................................        9,876       14,927       10,413        8,248       15,443
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES.....      211,877      206,678      196,442      188,532      193,747
Special charges and other merger costs ...............           --           --           --           --       51,163
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE ...........................      211,877      206,678      196,442      188,532      244,910
                                                           --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ...........................      130,119      135,812      131,644      133,306       79,994
Provision for income taxes ...........................       41,364       43,503       42,158       42,657       38,762
                                                           --------     --------     --------     --------     --------

NET INCOME ...........................................     $ 88,755     $ 92,309     $ 89,486     $ 90,649     $ 41,232
                                                           ========     ========     ========     ========     ========


PER COMMON SHARE (1)
 Net income
     Basic ...........................................     $   0.42     $   0.44     $   0.42     $   0.43     $   0.20
     Diluted .........................................     $   0.42     $   0.43     $   0.42     $   0.42     $   0.19
 Cash Dividends Declared .............................     $   0.20     $   0.18     $   0.18     $   0.18     $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ..................................     $251,515     $247,429     $254,848      259,563      257,158
Tax Equivalent Adjustment (2) ........................        2,567        2,581        2,655        2,754        3,115
                                                           --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income ...................     $254,082     $250,010     $257,503      262,317     $260,273
                                                           ========     ========     ========     ========     ========

(1)  Adjusted for stock splits and stock dividends, as applicable.
(2)  Calculated assuming a 35% tax rate.

-------------------------------------------------------------------------------

QUARTERLY COMMON STOCK SUMMARY (1)
                                                     1998                                1997
                                   ---------------------------------------     ------------------------
                                     III Q           II Q          I Q            IV Q          III Q
--------------------------------   ---------      ----------    ----------     ----------    ----------
High............................   $  33 7/8      $  34 1/16    $  34          $  35 5/16    $  34 5/16
Low.............................      22             29 3/4        29 1/16        28 5/8        24 3/4
Close...........................      25 1/8         30 7/16       33 1/8         32 3/4        32 13/16
Cash dividends declared.........   $0.20          $0.18         $0.18          $0.18         $0.18


Note: Stock price quotations were obtained from NASDAQ.

------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
MARGIN ANALYSIS - AS A %                                        1998                        1997
                                                     ---------------------------      ----------------
OF AVERAGE EARNING ASSETS (2)                        III Q      II Q        I Q       IV Q       III Q
---------------------------------------------        -----      -----      -----      -----      -----
Interest Income .............................         8.33%      8.37%      8.48%      8.51%      8.52%
Interest Expense ............................         4.15       4.14       4.18       4.07       4.11
                                                     -----      -----      -----      -----      -----
     Net Interest Margin ....................         4.18%      4.23%      4.30%      4.44%      4.41%

RETURN ON
Average total assets ........................         1.28%      1.42%      1.38%      1.41%      0.65%
Average total assets - cash basis ...........         1.43%      1.49%      1.44%      1.48%      0.71%
Average shareholders' equity ................        16.43%     17.70%     17.73%     18.23%      8.41%
Average shareholders' equity - cash basis....        26.59%     21.17%     21.09%     21.78%     10.49%


-------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA (3)                               1998                             1997
                                              -------------------------------      --------------------
(in thousands of dollars)                      III Q      II Q          I Q          IV Q        III Q
-----------------------------------------     -------    -------      -------      -------      -------
Total Risk-Adjusted Assets ..............     $23,695    $23,728      $22,554      $22,128      $21,389

Tier 1 Risk-Based Capital Ratio..........        7.35%      7.18%        8.91%        8.83%        8.86%
Total Risk-Based Capital Ratio ..........       11.18%     11.01%       11.57%       11.68%       11.95%
Tier 1 Leverage Ratio ...................       6.51%       6.72%        7.72%        7.77%        7.54%

(1)  Adjusted for stock splits and stock dividends, as applicable.
(2)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

                  PART II.  OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           3. (i)(a) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary - previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                                    (i)(b) Articles of Amendment to Articles of
                                    Restatement of Charter -- previously filed as Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                                    (i)(c) Articles of Amendment to Articles of
                                    Restatement of Charter --previously filed as
                                    Exhibit 3(i)(c) to Quarterly Report on Form
                                    10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

                                    (ii) Bylaws -- previously filed as Exhibit
                                    3(ii) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                           4.       Instruments defining the Rights of Security
                                    Holders:

                                    Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference, as amended and supplemented by Articles of Amendment to Articles of Restatement of Charter, previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                                    Exhibit 1 to Registration Statement on Form
                                    8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated July 14, 1998, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the second quarter of 1998.

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


                                            Huntington Bancshares Incorporated
                                            ----------------------------------
                                                        (Registrant)

Date:    November 16, 1998                  /s/ Richard A. Cheap
                                            -----------------------------------
                                            Richard A. Cheap
                                            General Counsel and Secretary


Date:    November 16, 1998                  /s/ Gerald R. Williams
                                            -----------------------------------
                                            Gerald R. Williams
                                            Executive Vice President and
                                            Chief Financial Officer (principal
                                            accounting officer)