Form 10-K405
period 1998-12-31
HUNTINGTON BANCSHARES INC/MD
filed 1999-02-19
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                          Commission file Number 0-2525

                       Huntington Bancshares Incorporated
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                       31-0724920
        --------------------                      ----------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

    Huntington Center, 41 S. High Street, Columbus, OH               43287
    -----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (614) 480-8300
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock - Without Par Value
                        --------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1998, was $5,598,777,206. As of January 31, 1999, 210,481,413 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

    Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 1999 Annual Shareholders' Meeting.

                       Huntington Bancshares Incorporated
                       ----------------------------------

                                     Part I
                                     ------

ITEM 1:  BUSINESS

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, selling other insurance products, and issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 1998, Huntington's subsidiaries had 187 banking offices in Ohio, 135 banking offices in Michigan, 126 banking offices in Florida, 44 banking offices in West Virginia, 24 banking offices in Indiana, 13 banking offices in Kentucky, and one foreign office in the Cayman Islands and Hong Kong, respectively. The Huntington Mortgage Company (a wholly-owned subsidiary) has loan origination offices throughout the Midwest and East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1998, Huntington and its subsidiaries had 10,159 full-time equivalent employees.

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, actual or potential competition in each of Huntington's markets has been intensified. The same federal legislation permits further competition through interstate branching, subject to certain limitations by individual states.

         On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation (the Branch Purchase). The transaction was accounted for as a purchase; accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The Branch Purchase added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the transaction totaled approximately $460 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

         On October 31, 1997, Huntington acquired The Bank of Winter Park (Winter Park), a $90 million bank headquartered in Winter Park, Florida, for approximately 364,000 shares of Huntington common stock. On February 28, 1997, Huntington acquired Citi-Bancshares, Inc. (Citi-Bancshares), a $548 million one-bank holding company headquartered in Leesburg, Florida, for $47.7 million in cash and 2.9 million shares of Huntington common stock. These transactions were accounted for as purchases; accordingly, the results of Citi-Bancshares and Winter Park have been included in the consolidated financial statements from the date of acquisition.

         On September 30, 1997, Huntington completed its acquisition of First Michigan Bank Corporation (First Michigan), a $3.6 billion bank holding company headquartered in Holland,

Michigan, in a transaction accounted for as a pooling of interests. Huntington issued approximately 32.2 million shares of common stock to the shareholders of First Michigan. All financial information reported by Huntington, except dividends per share, was restated for the First Michigan acquisition.

         In December 1998, Huntington applied for regulatory approval for the merger of The Huntington State Bank, its state bank subsidiary in Ohio, into The Huntington National Bank, an interstate national bank. The merger was consummated in January 1999. As a result, The Huntington National Bank is Huntington's sole bank subsidiary.

REGULATORY MATTERS

GENERAL

         As a registered bank holding company, Huntington is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Huntington is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. In addition, pursuant to federal law and regulations promulgated by the Federal Reserve Board, Huntington may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Under legislation effective in 1996, Huntington may, in most cases, commence permissible new nonbanking business activities de novo with only subsequent notice to the Federal Reserve Board and may acquire smaller companies that engage in permissible nonbanking activities under an expedited procedure requiring only 12 business days notice to the Federal Reserve Board.

         Huntington's national bank subsidiary has deposits insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to supervision, examination, and regulation by the Office of the Comptroller of the Currency ("OCC"). Certain deposits of Huntington's national bank subsidiary were acquired from savings associations and are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Huntington's nonbank subsidiaries are also subject to supervision, examination, and regulation by the Federal Reserve Board and examination by applicable federal and state banking agencies. In addition to the impact of federal and state supervision and regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

HOLDING COMPANY STRUCTURE

         Huntington's depository institution subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1998, approximately $222.7 million was available for loans to Huntington from its subsidiary bank.

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

         Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Huntington, as the sole shareholder of its subsidiary bank, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. As a result of such legislation, claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiary (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiary in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiary.

DIVIDEND RESTRICTIONS

         Dividends from its subsidiary bank are a significant source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 1998, Huntington declared cash dividends to its shareholders of approximately $161.4 million. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiary can pay to Huntington without regulatory approval.

         Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 1999 of approximately $153.0 million plus an additional amount equal to its net profits during 1999.

         If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

         Under current FDIC practices, Huntington's bank subsidiary will not be required to pay deposit insurance premiums during 1999. However, the bank subsidiary will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

CAPITAL REQUIREMENTS

         The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Huntington's subsidiary bank is subject to substantially similar capital requirements.

         Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.

         The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules, as amended on August 10, 1998, the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights ("MSRs"), nonmortgage servicing assets ("NMSAs"), and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of MSRs, NMSAs, and PCCRs included in capital does not exceed 100% of

Tier 1 capital. NMSAs and PCCRs are subject to a separate aggregate sublimit of 25% of Tier 1 capital. The amount of MSRs, NMSAs, and PCCRs that a bank holding company may include in its capital is limited to the lesser of (i) 90% of such assets' fair market value (as determined under the guidelines), or (ii) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than MSRs, NMSAs, and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

         Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio (total capital to risk-weighted assets) of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.

         Under the leverage guidelines, financial institutions are required to maintain a leverage ratio (Tier 1 capital to adjusted total assets, as specified in the guidelines) of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a leverage ratio that exceeds 3% by a cushion of at least 100 to 200 basis points.

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

         As of December 31, 1998, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier I leverage ratio for Huntington were as follows:

                                             Requirement        Huntington
                                             -----------        ----------

Tier 1 Risk-Based Capital Ratio                 4.00%              7.10%

Total Risk-Based Capital Ratio                  8.00%             10.73%

Tier I Leverage Ratio                           3.00%              6.37%

As of December 31, 1998, Huntington's bank subsidiary also had capital in excess of the minimum requirements.

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

         Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's depository subsidiary had $4.3 million of brokered deposits at December 31, 1998.

         FDICIA, as amended, directs that each federal banking regulatory agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, and stock valuation. The

Federal Reserve Board and other federal banking agencies have adopted a regulation in the form of guidelines covering most of these items. Huntington believes that the regulation and guidelines will not have a material effect on the operations of its depository institution subsidiaries.

INTERSTATE BRANCHING AND CONSOLIDATIONS

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state became permissible as of September 29, 1995, and interstate branching and consolidations of existing bank subsidiaries in different states became permissible as of June 1, 1997. On June 30, 1997, Huntington availed itself of the interstate branching and consolidation authority by merging into its lead national bank subsidiary all of its other bank subsidiaries, except The Huntington State Bank, which was subsequently merged into Huntington's lead national bank subsidiary on January 29, 1999. As of that date, The Huntington National Bank was Huntington's sole bank subsidiary. Future bank acquisitions, if any, in states where Huntington formerly had a separate bank subsidiary, will not require compliance with Riegle-Neal entry provisions.

OTHER DEVELOPMENTS

         The United States Congress considered but did not adopt comprehensive financial sector reform legislation during 1998. Such legislation, if adopted, would have allowed, inter alia, affiliations between banking organizations and insurance companies, and permitted activities currently prohibited by the Glass-Steagall Act. Similar legislation is expected to be considered by the United States Congress during 1999.

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Items 7 and 8.

ITEM 2:  PROPERTIES


         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington occupies approximately 39 percent. The lease term expires in 2009, with renewal options for up to 50 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; an office building in Lakeland, Florida; an eleven-story office building in Sarasota, Florida; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings. All of the other major properties are held under long-term leases.

         In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 59 properties. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under long-term leases with terms expiring through the year 2020.

         During the first half of 1999, Huntington expects to occupy its newly constructed Business Service Center. This 460,000 square foot facility will serve as Huntington's primary Operations and Data Center and will house approximately 1,800 employees.

ITEM 3:  LEGAL PROCEEDINGS

         Information required by this item is set forth in Item 8 in Note 16 of Notes to Consolidated Financial Statements on page 45.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 1999, Huntington had 35,182 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics (Quarterly Data)" on page 27 in Item 7. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 under the caption "Business-Regulatory Matters-Dividend Restrictions" on pages 4 and 5 above and in Item 8 in Notes 11 and 14 of Notes to Consolidated Financial Statements on pages 41 and 44, respectively.

On January 6, 1998, Huntington acquired Pollock and Pollock, an insurance agency headquartered in Cleveland, Ohio ("Pollock"). In connection with this acquisition, Huntington issued 159,730 unregistered shares of Huntington common stock, without par value, to five shareholders of Pollock in exchange for all of the issued and outstanding Pollock capital stock. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

ITEM 6:  SELECTED FINANCIAL DATA

         Information required by this item is set forth in Item 7 in Table 1 on page 10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
TABLE 1
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED SELECTED FINANCIAL DATA                                                Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per
  share amounts)                          1998          1997            1996            1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Total interest income              $  1,999,364    $  1,981,473   $  1,775,734   $  1,709,627   $  1,418,610   $  1,410,401
  Total interest expense                  978,271         954,243        880,648        856,860        546,880        514,812
  Net interest income                   1,021,093       1,027,230        895,086        852,767        871,730        895,589
  Securities gains                         29,793           7,978         17,620          9,380          2,297         27,316
  Provision for loan losses               105,242         107,797         76,371         36,712         21,954         84,682
  Net income                              301,768         292,663        304,269        281,801        276,320        266,925

  Operating earnings (1)                  362,068         338,897        304,269        281,801        276,320        266,925

PER COMMON SHARE (2)
  Net income
    Basic                                    1.43            1.39           1.44           1.29           1.27           1.25
    Diluted                                  1.41            1.38           1.42           1.28           1.26           1.23
    Diluted--Operating (1)                   1.70            1.60           1.42           1.28           1.26           1.23
  Cash dividends declared                    0.76            0.68           0.62           0.56           0.51           0.42
  Book value at year-end                    10.20            9.60           8.60           8.35           7.54           7.08

BALANCE SHEET HIGHLIGHTS
  Total assets at year-end             28,296,336      26,730,540     24,371,946     23,495,337     20,688,505     20,214,835
  Total long-term debt at year-end        707,359         498,889        550,531        517,202        555,514        580,605

  Average long-term debt                  620,688         526,379        515,664        529,140        561,872        612,617
  Average shareholders' equity          2,064,241       1,893,788      1,776,151      1,742,826      1,621,443      1,415,839
  Average total assets               $ 26,891,558    $ 25,150,659   $ 23,374,490   $ 22,098,785   $ 19,498,530   $ 19,340,577

--------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS                     1998            1997           1996            1995             1994          1993
--------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS--AS A %
  OF AVERAGE EARNING ASSETS (3)
  Interest income                            8.33%           8.52%           8.26%           8.43%           7.99%           8.02%
  Interest expense                           4.05            4.08            4.07            4.19            3.04            2.88
                                     ------------    ------------    ------------    ------------    ------------    ------------
NET INTEREST MARGIN                          4.28%           4.44%           4.19%           4.24%           4.95%           5.14%
                                     ============    ============    ============    ============    ============    ============

RETURN ON
  Average total assets                       1.12%           1.16%           1.30%           1.28%           1.42%           1.38%
  Average total
    assets--Operating (1)                    1.35            1.35            1.30            1.28            1.42            1.38
  Average shareholders' equity              14.62           15.44           17.13           16.17           17.04           18.85
  Average shareholders'
    equity--Operating (1)                   17.54           17.88           17.13           16.17           17.04           18.85
Dividend payout ratio                       53.15           49.67           42.22           43.82           38.50           32.47
Average shareholders' equity to
  average total assets                       7.68            7.53            7.60            7.89            8.32            7.32

Tier I risk-based capital ratio              7.10            8.83            8.11            8.66            9.67            9.78
Total risk-based capital ratio              10.73           11.68           11.29           12.01           13.32           13.81
Tier I leverage ratio                        6.37%           7.77%           6.80%           6.99%           7.95%           7.12%

--------------------------------------------------------------------------------------------------------------------------------
OTHER DATA                                    1998            1997           1996            1995             1994          1993
--------------------------------------------------------------------------------------------------------------------------------
Full-time equivalent employees              10,159           9,485          9,467           9,083            9,642         9,820
Banking offices                                531             454            429             406              420           423

(1) Reported net income, adjusted to exclude special charges and related taxes.

(2) Adjusted for stock splits and stock dividends, as applicable.

(3) Presented on a fully tax equivalent basis assuming a 35% tax rate.

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

      Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections--including without limitation those relating to Huntington's Year 2000 readiness--that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; the risks of Year 2000 disruption; and extended disruption of vital infrastructure. The management of Huntington encourages readers of this Form 10-K to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

ACQUISITIONS AND OTHER STRATEGIC INITIATIVES
--------------------------------------------

      In June 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation (the Branch Purchase). The transaction was accounted for as a purchase; accordingly, the assets acquired and liabilities assumed were recorded at estimated fair

TABLE 2
-------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)
-------------------------------------------------------------------------------------------------------------------
                                                           1998                                 1997
                                               ------------------------------      --------------------------------
                                                      Increase (Decrease)                Increase (Decrease)
                                                         From Previous                      From Previous
                                                         Year Due To:                       Year Due To:
                                               ------------------------------      --------------------------------
Fully Tax Equivalent Basis (2)                  Volume       Yield/     Total       Volume      Yield/     Total
(in millions of dollars)                                      Rate                               Rate
-------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in banks             $    0.6    $   (0.1)   $    0.5    $   (0.3)   $     --    $   (0.3)
Trading account securities                           --          --          --        (0.4)        0.1        (0.3)
Federal funds sold and securities purchased
     under resale agreements                       10.4         0.1        10.5        (1.3)       (0.1)       (1.4)

Mortgages held for sale                            11.1        (1.0)       10.1         1.4          --         1.4
Taxable securities                                (28.7)       (2.3)      (31.0)       10.0        (3.9)        6.1
Tax-exempt securities                              (1.6)       (1.8)       (3.4)       (2.6)         --        (2.6)
Total loans                                        76.9       (47.2)       29.7       145.6        56.7       202.3
                                               --------    --------    --------    --------    --------    --------
    TOTAL EARNING ASSETS                           68.7       (52.3)       16.4       152.4        52.8       205.2
                                               --------    --------    --------    --------    --------    --------

Interest bearing demand deposits                   10.2         1.8        12.0         3.6         0.6         4.2
Savings deposits                                    7.5         6.1        13.6         7.0         7.1        14.1
Other domestic time deposits                       24.1        (4.7)       19.4        22.2        (2.8)       19.4
Certificates of deposit of $100,000 or more        (3.0)        0.6        (2.4)       22.6         1.3        23.9
Foreign time deposits                             (16.0)       (0.3)      (16.3)        4.5        (0.7)        3.8
Short-term borrowings                             (35.8)      (12.9)      (48.7)       (3.3)        0.6        (2.7)
Medium-term notes                                  52.3        (3.9)       48.4         9.3       (13.3)       (4.0)
Subordinated notes and other long-term debt,
     including capital securities                   7.6        (9.5)       (1.9)       13.7         1.1        14.8
                                               --------    --------    --------    --------    --------    --------
    TOTAL INTEREST BEARING LIABILITIES             46.9       (22.8)       24.1        79.6        (6.1)       73.5
                                               --------    --------    --------    --------    --------    --------
    NET INTEREST INCOME                        $   21.8    $  (29.5)   $   (7.7)   $   72.8    $   58.9    $  131.7
                                               ========    ========    ========    ========    ========    ========

(1) The change in interest rates due to both rate and volume has been allocated between the factors in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)  Calculated assuming a 35% tax rate.

value. The Branch Purchase added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the transaction totaled approximately $460 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

     In October 1998, Huntington announced several initiatives to strengthen the company's financial performance. These included the realignment of the banking network; the exit of under-performing product lines and delivery channels; implementation of numerous cost savings measures, including the reduction of approximately 10% of workforce positions; and a repositioning of the balance sheet to maximize returns on equity. When fully implemented, management anticipates that these actions will result in an estimated $125 million in sustainable pretax annual profit improvements. In connection with these initiatives, Huntington incurred one-time, pre-tax expenses of $90 million in the fourth quarter of 1998. This special charge included $32 million related to exit activities, $26 million for severance and other personnel-related items, $20 million from the closure of banking offices, and $12 million of fixed asset write-offs.

     "Operating" results, as used below, refers to Huntington's financial performance before the impact of the fourth quarter 1998 special charges and the merger-related expenses incurred in connection with the acquisition in 1997 of First Michigan Bank Corporation, a $3.6 billion bank holding company headquartered in Holland, Michigan (First Michigan).

OVERVIEW

     Huntington's operating earnings totaled $362.1 million in 1998, up from $338.9 million in the preceding year, and $304.3 million in 1996. On a diluted per share basis, operating earnings were $1.70 in the recent year, versus $1.60 and $1.42, respectively, in 1997 and 1996. Reported net income for 1998, including special charges, was $301.8 million, or $1.41 per share. Per share amounts for all prior periods have been restated to reflect the ten percent stock dividend distributed to shareholders in July 1998.

TABLE 3
--------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION                        DECEMBER 31,
--------------------------------------------------------------------------------
(in millions of dollars)           1998      1997     1996       1995      1994
--------------------------------------------------------------------------------
Commercial                       $ 6,027   $ 5,271   $ 5,130   $ 4,869   $ 4,285
Real Estate
     Construction                    919       864       699       524       414
     Mortgage                      3,640     3,598     3,623     3,552     3,736
Consumer
      Loans                        6,958     6,463     6,123     5,741     5,214
      Lease financing              1,911     1,542     1,183       784       572
                                 -------   -------   -------   -------   -------
        TOTAL LOANS              $19,455   $17,738   $16,758   $15,470   $14,221
                                 =======   =======   =======   =======   =======

Note: There are no loans outstanding which would be considered a concentration of lending in any particular industry or group of industries.

TABLE 4
-----------------------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
-----------------------------------------------------------------------------------------------
(in millions of dollars)                                 DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------
                                                     After One
                                       Within        But Within       After
                                       One Year      Five Years      Five Years       Total
                                      ------------   ------------   ------------   ------------
Commercial                            $      1,371   $      3,815   $        841   $      6,027
Real estate - construction                     381            402            136            919
                                      ------------   ------------   ------------   ------------
            TOTAL                     $      1,752   $      4,217   $        977   $      6,946
                                      ============   ============   ============   ============

Variable interest rates                              $      2,451   $        649
                                                     ============   ============

Fixed interest rates                                 $      1,766   $        328
                                                     ============   ============

      On an operating basis, return on average equity (ROE) was 17.54% in 1998 and return on average assets (ROA) was 1.35%. In the two preceding years, ROE was 17.88% and 17.13%, respectively, and ROA was 1.35% and 1.30%. Adjusted for the impact of intangible assets and related amortization expense, "cash" basis ROE improved to 24.35% for 1998, compared with 21.36% for 1997 and 19.88% in 1996. Cash basis ROA was 1.45% in the recent twelve months versus 1.41% and 1.36% in 1997 and 1996, respectively.

      Total assets were $28.3 billion at December 31, 1998, up nearly 6% from year-end 1997. The Branch Purchase drove much of the asset growth, complemented by new loan production, including a significant increase in mortgages held for sale. A strategic repositioning of the balance sheet, designed to improve equity returns, resulted in other portions of the balance sheet showing reductions from 1997. These initiatives included the sale of $3.4 billion of securities available for sale, the exit of out-of-market credit card operations through the sale of approximately $90 million of loans outstanding, and the closure of the Pittsburgh indirect loan production office. Huntington also sold 59 properties with a book value approximating $110 million, that included a mix of branch banking offices, regional offices, and operations facilities, which the company will continue to operate under long-term leases.

      Adjusted for the impact of the Branch Purchase and loan sales/securitizations, average total loans outstanding were up 4.2% from 1997. Both commercial and consumer loans grew more than 5%. Residential mortgage refinancing activity, coupled with the impact of the General Motors strike on automobile dealer floor plan lending, softened overall loan growth.

      Core deposits, adjusted for the Branch Purchase, increased 3.1% with particular strength in transaction accounts and savings products--up 5.5% and 3.2%, respectively. Core deposits represent Huntington's most significant source of funding; when combined with other core funding sources, they provide approximately 76% of Huntington's funding needs.

      In terms of wholesale liabilities, Huntington issued $300 million of subordinated notes in 1998 as well as an additional $100 million of capital securities through Huntington Capital II, a special-purpose subsidiary.

LINES OF BUSINESS

      For internal reporting and planning purposes, Huntington segments its operations into five distinct lines of business: retail banking, corporate banking, dealer sales, private financial group, and treasury/other. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments identified above. This is a dynamic process that mirrors Huntington's organizational and management structure. Accordingly, the results are not necessarily comparable with similar information published by other financial institutions that may define business segments differently. In addition, methodologies used to assign certain balance sheet, income statement, and overhead items may change as Huntington continues to refine the data and its allocation assumptions used to present segment information.

      A description of each line of business and its operating earnings contribution is discussed below:

RETAIL BANKING

      Retail Banking provides products and services to retail and small community banking business customers. This business unit's products include home equity loans, first mortgage loans, installment loans, credit cards, deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, in-store branches, Direct Bank, and Web Bank.

CORPORATE BANKING

      Customers in this segment represent the small, middle-market, and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, asset based financing, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt and syndicated commercial lending.

DEALER SALES

      Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. Indirect consumer lending comprises the vast majority of the business and involves dealerships selling Huntington's products to individuals purchasing or leasing vehicles.

PRIVATE FINANCIAL GROUP

      Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth banking customers. Revenue is derived through personal trust, asset management, investment advisory, and other wealth management services. Huntington's Private Financial Group provides customers with "one-stop shopping" for all their financial needs.

TREASURY/OTHER

      Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of the company into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, Treasury administers an investment portfolio of approximately $5 billion. Revenue and expense associated with these activities remain within Treasury. Additionally, the Treasury/Other group absorbs unassigned equity that may be used to fund acquisitions or other internal growth initiatives. Costs associated with intangibles that have not been allocated to the major business lines are also included in the Other category.

EARNINGS CONTRIBUTION BY BUSINESS SEGMENT
-----------------------------------------

      Retail banking provided 43% of Huntington's operating earnings for 1998. This segment represents 36% of Huntington's outstanding loan portfolio, and generates retail deposits, the key source of funding for Huntington. Retail Banking is allocated from Treasury a "deposit credit" based on the cost of deposits gathered versus rates available on wholesale funds of similar duration. The Corporate Banking lending portfolio represents approximately 31% of Huntington's total loan book and was responsible for 29% of 1998 operating earnings. Dealer Sales represented 29% of the loans outstanding and provided a 14% earnings contribution in the recent year. Private Financial Group, a very profitable and growing business segment, generated 6% of the annual operating earnings, mostly driven by its fee-based services. Treasury/Other includes approximately $30 million of securities gains in 1998.

                                  [PIE GRAPH]

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

      Huntington's net interest income was $1,021.1 million in 1998, compared with $1,027.2 million and $895.1 million, respectively, in 1997 and 1996. The net interest margin, on a fully tax equivalent basis, was 4.28% during the recent twelve months, versus 4.44% and 4.19% in the two preceding years. The margin decline is primarily due to the drop in earning asset yields, as the highly competitive marketplace continues to erode loan spreads across much of the banking industry. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided benefits of $27.3 million and $6.0 million in the recent two years versus a reduction of $52.1 million in 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

      The provision for loan losses was $105.2 million in 1998, down slightly from $107.8 million one year ago. In 1996, the provision totaled $76.4 million. Net charge-offs as a percent of average total loans were .51% in the year just ended versus .50% in 1997 and .44% in 1996. Consumer losses were up 10.1% from 1997, while commercial charge-offs increased 5.6%.

      The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of probable losses in the loan portfolio. The procedures employed by Huntington in evaluating the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, recent loss experience, prevailing economic conditions, and other relevant factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL is available to absorb losses from any segment of the portfolio.

      At December 31, 1998, the ALL was $290.9 million and represented 1.50% of total loans, up modestly from 1.46% a year ago. The ALL covered non-performing loans more than three times, consistent with the prior year's level. Additional information regarding the ALL and asset quality appears in the section "Credit Risk".

NON-INTEREST INCOME
-------------------

      Non-interest income totaled $438.2 million in 1998, versus $342.8 million and $314.1 million, respectively, in 1997 and 1996. Excluding securities gains, non-interest income increased 22% over last year. Fee income continues to be a growing source of revenue for Huntington, as it represented 28.6% of total revenues in the recent year, versus 24.6% in 1997. Improvements were evident in all non-interest income categories, led by brokerage and insurance services, electronic banking, and mortgage banking. Huntington also generated $28.7 million of income from Bank Owned Life Insurance policies in 1998. Included in "Other" non-interest income is a gain of $9.5 million from the sale of Huntington's out-of-market credit card portfolio.

NON-INTEREST EXPENSE
--------------------

      On an operating basis, non-interest expense was $823.9 million, compared with $751.9 million and $675.5 million in the two preceding years. Fueling the expenses were higher sales commissions related to growth in fee-based businesses; additional telecommunication costs resulting from continued expansion of Huntington's ATM network; contract programming for Year 2000 remediation; systems conversions and other costs of consolidating operations; and intangible asset amortization attributable to the Branch Purchase.

      Huntington believes it is well positioned to achieve significant efficiencies in the future. The movement to a common operating platform is substantially completed, banking activities are provided under a single interstate charter, and the number of operations and processing centers has been significantly reduced. Moreover, the company recently announced several additional strategic actions that are expected to enhance profitability, including its plans to close approximately 39 underperforming banking offices and terminate certain business activities including employee benefit plan administrative services. In connection with the initiatives, Huntington expects to eliminate approximately 1,000 positions, or roughly 10% of its work force.

      During the fourth quarter of 1998, Huntington recorded a $90 million (approximately $60 million net of taxes, or $.28 per share) special charge as a result of the above-mentioned strategic actions. It is anticipated that the exit activities and the closure of banking offices will be completed by the end of 1999. At the recent year end, approximately $54 million of the reserves remained from the special charge. See note 2 to the Consolidated Financial Statements for additional information regarding the 1998 Special Charge.

TABLE 5
SUMMARY OF ALLOWANCE FOR LOAN LOSSES AND SELECTED STATISTICS
-----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                    1998           1997         1996          1995          1994
-----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF   $ 258,171     $ 230,778     $ 222,487     $ 225,225     $ 233,123
YEAR
LOAN LOSSES
     Commercial                             (24,512)      (23,276)      (23,904)      (15,947)      (11,450)
     Real estate
          Construction                          (80)         (375)         --            (392)       (5,957)
          Mortgage                           (3,358)       (2,663)       (2,768)       (5,086)       (5,840)
     Consumer
          Loans                             (84,961)      (74,761)      (59,843)      (39,000)      (27,283)
          Leases                            (13,444)       (9,648)       (4,492)       (1,989)         (962)
                                          ---------     ---------     ---------     ---------     ---------
     Total loan losses                     (126,355)     (110,723)      (91,007)      (62,414)      (51,492)
                                          ---------     ---------     ---------     ---------     ---------
RECOVERIES OF LOANS PREVIOUSLY CHARGED
OFF
     Commercial                               4,546         4,373         4,884         3,696         8,204
     Real estate
          Construction                          441           111           556             5             1
          Mortgage                            2,167           619         1,402           977           859
     Consumer
          Loans                              23,140        16,382        13,457        11,156        10,830
          Leases                              1,554         1,057           721           303           353
                                          ---------     ---------     ---------     ---------     ---------
     Total recoveries of loans
        previously charged off               31,848        22,542        21,020        16,137        20,247
                                          ---------     ---------     ---------     ---------     ---------
NET LOAN LOSSES                             (94,507)      (88,181)      (69,987)      (46,277)      (31,245)
                                          ---------     ---------     ---------     ---------     ---------
PROVISION FOR LOAN LOSSES                   105,242       107,797        76,371        36,712        21,954
ALLOWANCE ACQUIRED/OTHER                     22,042         7,777         1,907         6,827         1,393
                                          ---------     ---------     ---------     ---------     ---------
ALLOWANCE FOR LOAN LOSSES, END OF YEAR    $ 290,948     $ 258,171     $ 230,778     $ 222,487     $ 225,225
                                          =========     =========     =========     =========     =========

AS A % OF AVERAGE TOTAL LOANS
     Net loan losses                           0.51%         0.50%         0.44%         0.30%         0.23%
     Provision for loan losses                 0.57%         0.61%         0.48%         0.24%         0.16%
Allowance for loan losses as a %
     of total loans (end of period)            1.50%         1.46%         1.38%         1.44%         1.58%
Net loan loss coverage (1)                     6.72x         7.01x         7.62x        10.07x        13.86x

(1) Income before income taxes (excluding special charges) and the provision for loan losses to net loan losses.

------------------------------------------------------------------------------------------------------------------------
TABLE 6
------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------
                        1998                1997                1996                1995                 1994
------------------------------------------------------------------------------------------------------------------------
                             Percent             Percent             Percent             Percent             Percent
                             of Loans            of Loans            of Loans            of Loans            of Loans
                             to Total            to Total            to Total            to Total            to Total
(in thousands of dollars)     Loans               Loans               Loans               Loans               Loans
------------------------------------------------------------------------------------------------------------------------
Commercial        $ 82,129      31.0% $ 86,439      29.7% $113,555      30.6% $119,200      31.5% $133,542      30.1%
Real estate
   Construction     11,112       4.7     8,140       4.9     2,033       4.2     2,258       3.4     1,454       2.9
   Mortgage         40,070      18.7    38,598      20.3    18,987      21.6    18,179      23.0    20,601      26.3
Consumer
   Loans           104,198      35.8    75,405      36.4    54,564      36.5    43,880      37.1    36,315      36.7
   Leases           17,823       9.8     6,631       8.7     3,457       7.1     3,651       5.0     2,632       4.0
Unallocated         35,616        --    42,958        --    38,182        --    35,319        --    30,681        --
                  --------   -------  --------   -------  --------   -------  --------   -------  --------   -------
Total             $290,948     100.0% $258,171     100.0% $230,778     100.0% $222,487     100.0% $225,225     100.0%
                  ========   =======  ========   =======  ========   =======  ========   =======  ========   =======

                                       16

      In connection with the acquisition of First Michigan in 1997, Huntington incurred a merger-related charge of $51 million consisting primarily of personnel, facilities, and systems costs, as well as $12 million of professional fees and other costs to effect the business combination. At December 31, 1998, the merger-related reserve had been fully used.

PROVISION FOR INCOME TAXES
--------------------------

      The provision for income taxes was $138.4 million in 1998, down from $166.5 million in 1997, and $153.0 million in 1996. Huntington's effective tax rate decreased to 31.4% in the recent year versus 36.3% in 1997. The lower rate is due primarily to a higher mix of tax-exempt income. In addition, the 1997 rate was higher than normal as a result of significant nondeductible expenses incurred in connection with the First Michigan and other bank acquisitions.

YEAR 2000

      The Year 2000 problem is the result of many existing computer programs using only the last two-digits, as opposed to four digits, to indicate the year. Such computer systems may be unable to recognize a year that begins with "20" instead of "19". If not corrected, many computer programs could cause systems to fail or other computer errors, leading to possible disruptions in operations or creation of erroneous results.

      Huntington, in an enterprise-wide effort, is taking steps to ensure that its internal systems are secure from such failure and that its current products will perform. The company's Year 2000 Plan (the Plan) addresses all systems, software, hardware, and infrastructure components. In addition, business processes are being assessed and validated throughout the organization.

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

      Huntington's progress towards meeting the Plan's goals for both IT and Non-IT systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

                             Percent        Completion
       Phase                 Complete          Date
------------------------   -------------   -------------
MISSION CRITICAL
Awareness                      100%         06/30/1998
Assessment                     100%         09/30/1998
Renovation                     95%          06/30/1999
Testing/Validation             95%          06/30/1999
Implementation                 73%          06/30/1999

NON-MISSION CRITICAL
Awareness                      100%         06/30/1998
Assessment                     100%         12/31/1998
Renovation                     90%          06/30/1999
Testing/Validation             63%          06/30/1999
Implementation                 58%          10/31/1999


      Huntington depends on various third-party vendors, suppliers, and service providers. The activities undertaken by these third parties can vary from processing and settlement of automated teller transactions to mortgage loan processing. Huntington will be dependent on the continued service by its vendors, suppliers, service providers, and ultimately its customers' continued operations in order to avoid business interruptions. Any interruption in a third party's ability to provide goods and services, such as issues with telecommunication links, power, and transportation, could present problems. Huntington has identified approximately ten material third-party relationships with a focus on those considered "Mission Critical." Huntington is presently working with each of these parties to test transactions and/or interfaces between its processors, obtain appropriate information from each party, or assess each party's ability to be prepared for the Year 2000.

      Over forty full-time staff members are dedicated to the Year 2000 effort and, on a part-time basis, multitudes of internal personnel from various disciplines throughout the Huntington organization are also working on this project. Furthermore, Huntington has engaged an independent consultant to establish a Year 2000 Program Management Office (PMO). The PMO organizes Huntington's Year 2000 project management activities beyond the technical information services group into all business units. The PMO creates the methodology that is used in every business unit and also brings a quality assurance process that reviews the thoroughness of the actions taken to remedy the Year 2000 problem.

     Identifiable costs for the Year 2000 project incurred in 1998 were $13.1 million. Management estimates it will cost an additional $16 million to bring its systems and business processes into compliance and to implement elements of its contingency plan. However, these expenses are not expected to materially impact operating results in any one period. These estimated costs incorporate not only incremental third-party expenses but also include salary and benefit costs of employees redeployed and full implementation of a call center to handle increased customer inquiries before and after January 1, 2000.

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

    The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to Huntington or to third parties which provide Mission Critical services to the company. Huntington has, however, implemented several proactive processes to identify and mitigate risk involving systems and processes over which it has control, including strengthening its Business Resumption Plan for the Year 2000 by adding alternatives for systems and networks in support of critical applications. The modifications to Huntington's contingency plan are now complete and have been tested and validated for all core business processes. Huntington's senior management believes successful modifications to existing systems and conversions to new systems will substantially reduce the risk of Year 2000 disruption.

INTEREST RATE RISK AND LIQUIDITY MANAGEMENT

INTEREST RATE RISK MANAGEMENT
-----------------------------

    Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific

TABLE 7
-----------------------------------------------------------
INVESTMENT SECURITIES              DECEMBER 31,
-----------------------------------------------------------
(in thousands of dollars)    1998      1997       1996
-----------------------------------------------------------
U.S. Treasury and           $    156   $    656   $111,559
     Federal Agencies
States and political          24,778     32,354    233,458
      subdivisions
Other Securities                --         --          118
                            --------   --------   --------
TOTAL INVESTMENT
     SECURITIES             $ 24,934   $ 33,010   $345,135
                            ========   ========   ========

-----------------------------------------------------------

AMORTIZED COST AND FAIR VALUES BY MATURITY
AT DECEMBER 31, 1998
-----------------------------------------------------------
                           AMORTIZED    FAIR
(in thousands of dollars)    COST       VALUE       YIELD
-----------------------------------------------------------
U.S. Treasury and
     Federal Agencies
        1-5 years           $   156   $   156         6.57%
                            -------   -------
          Total                 156       156
                            -------   -------
States and political
     subdivisions
        Under 1 year          4,318     3,937         8.45%
        1-5 years            13,310    13,530         7.59%
        6-10 years            5,463     5,674         8.44%
        Over 10 years         1,687     1,747         8.70%
                            -------   -------
          Total              24,778    24,888
                            -------   -------
TOTAL INVESTMENT
     SECURITIES             $24,934   $25,044
                            =======   =======

Note: Weighted average yields were calculated on the basis of amortized cost and have been adjusted to a fully tax equivalent basis, assuming a 35% tax rate.

operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty, settlement, and market risks. On and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.

    Interest rate risk management is a dynamic process, encompassing the business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, futures, and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.

      Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management assigns probabilities and, therefore, believes that, at any point in time, the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure. Management reporting of this information is regularly shared with the Board of Directors.

    At December 31, 1998, the results of Huntington's interest sensitivity analysis indicated that net interest income would increase by approximately 1% given a 100 to 200 basis point decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). Net interest income would be expected to decrease by approximately 1% if rates rose 100 basis points and would drop 2% in the event of a 200 basis point increase.

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

TABLE 8
-----------------------------------------------------------
SECURITIES AVAILABLE FOR SALE        December 31,
-----------------------------------------------------------
(in thousands of dollars)  1998        1997        1996

----------------------------------------------------------
U.S. Treasury and
    Federal Agencies    $4,096,134   $5,001,034   $4,714,821
Other                      685,281      708,780      494,572
                        ----------   ----------   ----------
TOTAL SECURITIES
   AVAILABLE FOR SALE   $4,781,415   $5,709,814   $5,209,393
                        ==========   ==========   ==========

AMORTIZED COST  AND  FAIR VALUES BY MATURITY
 AT DECEMBER 31, 1998
-----------------------------------------------------------
                         AMORTIZED     FAIR
(in thousands of dollars)  COST       VALUE      YIELD(1)

----------------------------------------------------------
U.S. Treasury
     Under 1 year           $    1,000   $    1,007         7.00%
     1-5 years                  63,537       65,364         5.50%
     6-10 years                169,959      176,945         5.52%
                            ----------   ----------
        Total                  234,496      243,316
                            ----------   ----------
Federal Agencies

Mortgage-backed
        securities
     1-5 years                      11           11         8.13%
     6-10 years                 87,342       89,162         6.79%
     Over 10 years           1,356,722    1,363,015         6.40%
                            ----------   ----------
        Total                1,444,075    1,452,188
                            ----------   ----------
     Other agencies
     1-5 years                 968,753      975,253         6.00%
     6-10 years                678,245      684,230         5.71%
     Over 10 years             740,139      741,147         6.39%
                            ----------   ----------
        Total                2,387,137    2,400,630
                            ----------   ----------
Total U.S. Treasury and
     Federal Agencies        4,065,708    4,096,134
                            ----------   ----------
Other
     Under 1 year                7,492        7,478         8.33%
     1-5 years                 188,551      190,871         7.48%
     6-10 years                204,788      210,698         7.36%
     Over 10 years             268,319      268,930         6.05%
     Marketable equity
         securities              8,359        7,304         5.52%
                            ----------   ----------
        Total                  677,509      685,281
                            ----------   ----------
TOTAL SECURITIES
AVAILABLE FOR SALE          $4,743,217   $4,781,415
                            ==========   ==========

At December 31, 1998, Huntington had no concentrations of securities by a single issuer in excess of 10% of shareholders' equity.

(1) Weighted average yields were calculated on the basis of amortized cost.

TABLE 9
-----------------------------------------------------------------------------------------------------
INTEREST RATE SWAP PORTFOLIO                                    DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------

                                                            LIABILITY CONVERSION SWAPS
                                        -------------------------------------------------------------
                              ASSET                   Receive                                  BASIS
                           CONVERSION      Receive    fixed-          Pay                   PROTECTION
(in millions of dollars)     SWAPS         Fixed    amortizing       fixed         Total       SWAPS
------------------------------------------------------------------------------------------------------
                               (1)

Notional value             $     941    $   1,620    $     152    $     975     $   2,747    $     985

Average maturity (years)        3.60         3.88         0.90         2.57          3.25         1.27

Market value               $     7.0    $    41.2    $     0.3    $    (9.8)    $    31.7    $    (0.1)

Average rate:
   Receive                      6.22%        6.33%        5.63%        5.35%         5.94%        5.23%
   Pay                          5.29         5.43         5.62         5.25          5.38         5.14

(1) Receive fixed only at December 31, 1998.



      Table 9 above illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at December 31, 1998.

      As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. With respect to the variable rate information and the indexed amortizing swap maturities presented in Table 9, management made no assumptions regarding future changes in interest rates.

      The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps and receive-fixed liability conversion swaps with notional values of $600 million and $800 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates.

      The notional values of the swap portfolio represent contractual amounts on which interest payments to be exchanged are based. These notional values do not represent direct credit exposures. At December 31, 1998, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $103.4 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

      The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $564 million at December 31, 1998. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

TABLE 10
---------------------------------------------------
MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT OF
$100,000 OR MORE AS OF DECEMBER 31, 1998
---------------------------------------------------
(in thousands of dollars)
---------------------------------------------------

Three months or less                  $    900,764
Over three through six months              390,580
Over six through twelve months             265,308
Over twelve months                         142,609
                                        -----------
     Total                            $  1,699,261
                                        ===========

LIQUIDITY MANAGEMENT
--------------------

      Liquidity management is also a significant responsibility of ALCO. The objective of ALCO in this regard is to maintain an optimum balance of maturities among Huntington's assets and liabilities such that sufficient cash, or access to cash, is available at all times to meet the needs of borrowers, depositors, and creditors, as well as to fund corporate expansion and other activities.

      A chief source of Huntington's liquidity is derived from the large retail deposit base accessible by its network of geographically dispersed banking offices. This core funding is supplemented by Huntington's demonstrated ability to raise funds in capital markets and to access funds nationwide. The company's $6 billion domestic bank note and $2 billion European bank note programs are significant sources of wholesale funding. Under these programs, unsecured senior and subordinated notes are issuable with maturities ranging from one month to thirty years. A similar $750 million note program exists at the parent holding company, the proceeds from which are used from time to time to fund certain non-banking activities, finance acquisitions, repurchase Huntington's common stock, or for other general corporate purposes. At December 31, 1998, approximately $5.2 billion of notes were available under these programs to fund Huntington's future activities. Huntington also has $300 million of capital securities outstanding through its wholly-owned subsidiaries, Huntington Capital I and II. A $200 million line of credit is also available to the parent holding company to support commercial paper borrowings and other short-term working capital needs.

      While liability sources are many, significant liquidity is also available from Huntington's investment and loan portfolios. ALCO regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. At the end of the recent year, sufficient liquidity was available to meet estimated short-term and long-term funding needs.

TABLE 11
------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                                               Year Ended December 31,
------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    1998          1997          1996
------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                       $2,137,374    $3,064,344    $3,309,445
Weighted average interest rate at year-end                      4.05%         5.26%         5.21%
Maximum amount outstanding at month-end during the year   $2,897,385    $3,387,690    $3,309,445
Average amount outstanding during the year                $1,980,648    $2,733,764    $2,766,185
Weighted average interest rate during the year                  4.72%         5.15%         5.16%


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

      Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Total non-performing assets were $96.1 million and $87.1 million, respectively, at December 31, 1998 and 1997. As of these same dates, non-performing loans represented .40% of total loans, and non-performing assets as a percent of total loans and other real estate were .49%. Loans past due ninety days or more but continuing to accrue interest were $51.0 million at the end of the recent year, up only slightly from $49.7 million in 1997.

      Huntington also actively manages potential problem loans that are current as to principal and interest but require closer monitoring in the event of deterioration in borrower performance. These potential problem credits totaled $27.1 million and $54.2 million, respectively, at December 31, 1998, and 1997.

CAPITAL AND DIVIDENDS

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

      Average shareholders' equity for the twelve months ended December 31, 1998, and 1997 was $2.1 billion and $1.9 billion, respectively. Huntington's ratio of average equity to average assets in the recent twelve months was 7.68%, compared with 7.53% one year ago.

        Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent year end, Huntington's Tier 1 risk-based capital ratio was 7.10%, its total risk-based capital ratio was 10.73%, and its leverage ratio was 6.37%, each of which exceeds the "well-capitalized" requirements.

      Cash dividends declared were $.76 a share in 1998, up 11.8% from 1997. A 10% stock dividend was also distributed to shareholders in the year just ended, marking the twenty-fifth consecutive year in which Huntington has issued a stock split or stock dividend.

      In September 1998, the Board of Directors authorized the reactivation of Huntington's common stock repurchase program, which was previously suspended in May 1997 due to the First Michigan pooling-of-interests merger transaction. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 15 million, up from approximately 3 million shares remaining when the

TABLE 12
----------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS                                     DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                   1998         1997        1996         1995        1994       1993
----------------------------------------------------------------------------------------------------------------------
Non-accrual loans                          $ 72,429    $ 65,981    $ 55,040    $ 55,423    $ 47,524    $ 81,310
Renegotiated loans                            4,706       5,822       4,422       5,320       3,768       3,080
                                           --------    --------    --------    --------    --------    --------
TOTAL NON-PERFORMING LOANS                   77,135      71,803      59,462      60,743      51,292      84,390
                                           --------    --------    --------    --------    --------    --------
Other real estate, net                       18,964      15,343      17,208      23,598      54,153      66,578
                                           --------    --------    --------    --------    --------    --------
TOTAL NON-PERFORMING ASSETS                $ 96,099    $ 87,146    $ 76,670    $ 84,341    $105,445    $150,968
                                           ========    ========    ========    ========    ========    ========

ACCRUING LOANS PAST DUE 90 DAYS OR MORE    $ 51,037    $ 49,608    $ 39,267    $ 30,937    $ 23,753    $ 28,623
                                           ========    ========    ========    ========    ========    ========

NON-PERFORMING LOANS AS A % OF TOTAL
LOANS                                          0.40%       0.40%       0.35%       0.39%       0.36%       0.67%

NON-PERFORMING ASSETS AS A % OF TOTAL
LOANS AND OTHER REAL ESTATE                    0.49%       0.49%       0.46%       0.54%       0.74%       1.19%

ALLOWANCE FOR LOAN LOSSES AS A % OF
NON-PERFORMING LOANS                         377.19%     359.55%     388.11%     366.28%     439.10%     276.24%

ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
ESTATE AS A % OF NON-PERFORMING ASSETS       301.00%     294.32%     297.12%     250.06%     199.12%     146.25%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE
TO TOTAL LOANS                                 0.26%       0.28%       0.23%       0.20%       0.17%       0.23%


Note: For 1998, the amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $6.4 million. Amounts actually collected and recorded as interest income for these loans totaled $2.9 million.

plan was suspended. The shares will be purchased through open market purchases and privately negotiated transactions. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. In 1998, Huntington repurchased approximately 1.1 million shares.

FOURTH QUARTER RESULTS

     On an operating basis, earnings for the fourth quarter of 1998 were $91.5 million, compared with $90.6 million in the same period last year. On a diluted per share basis, operating earnings were $.43, versus $.42 per share in 1997. ROE for the most recent quarter was 17.87%, compared with 18.23% for the same period a year ago. ROA was 1.31%, versus 1.41% in last year's final three months. Cash basis ROE was 29.44% in the recent quarter compared with 21.78% in the comparable period of 1997. Cash basis ROA was 1.45% versus 1.48% one year ago. Reported net income for the fourth quarter of 1998, including special charges, was $31.2 million, or $.15 per share. ROE was 6.10% and ROA was .45%.

     Net interest income was $267.3 million in the recent quarter, an increase of 3% over the corresponding period last year. This increase was driven by growth in, and a favorable mix of, earning assets as well as a less expensive liability structure. Compression in loan spreads and higher non-earning assets mitigated these benefits and caused a narrowing of the margin percentage. Commercial loans, indirect automobile financing, credit card, and home equity lending each posted double-digit growth in the recent three months. As a result, total loans increased 6.6% (annualized) from the prior quarter, despite softness in real estate portfolio lending. Core deposits grew 3.2%, primarily due to increases in transaction accounts of 2.4% and savings deposits of 13.8%.

     The provision for loan losses was $34.3 million in the last quarter of the year, compared with $26.2 million in the same period of 1997. Annualized net charge-offs were .61% of average loans in both the fourth quarters of 1998 and 1997.

     Non-interest income, excluding securities gains, was $106.7 million for the recent quarter, up from $87.5 million for the three months ended December 31, 1997, or an increase of 22%. Improvements were broad-based with substantial increases in brokerage and insurance and electronic banking. Non-interest expense, excluding special charges, totaled $208.9 million in the most recent three months, versus $188.5 million in the final three months of 1997. The recently announced expense reduction initiatives have already contributed to a 7.3% decrease in personnel and related costs versus the prior quarter and helped reduce the fourth quarter efficiency ratio to 52.98%.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES
-----------------------------------------------------------------------------------------------------------------
                                                              1998                             1997
                                                 ------------------------------    ------------------------------
                                                            INTEREST                          Interest
Fully Tax Equivalent Basis(1)                     AVERAGE   INCOME/     YIELD/     Average    Income/     Yield/
(in millions of dollars)                          BALANCE   EXPENSE      RATE      Balance    Expense      Rate
------------------------------                   ------------------------------    ------------------------------
ASSETS
Interest bearing deposits in banks               $    10    $    1.0     5.22%     $     9    $    0.5     5.47%
Trading account securities                            11         0.6     5.71           10         0.6     5.70
Federal funds sold and securities purchased
   under resale agreements                           229        12.9     5.64           44         2.4     5.50
Mortgages held for sale                              289        20.2     6.99          131        10.1     7.75
Securities:
      Taxable                                      4,896       308.8     6.31        5,351       339.8     6.35
      Tax exempt                                     247        21.9     8.83          264        25.3     9.55
                                                 -------    --------               -------    --------
           Total Securities                        5,143       330.7     6.43        5,615       365.1     6.50
                                                 -------    --------               -------    --------
Loans:
     Commercial                                    5,629       469.0     8.33        5,302       456.6     8.61
     Real Estate
          Construction                               829        71.7     8.65          813        73.8     8.85
          Mortgage                                 3,604       304.2     8.44        3,761       326.9     8.71
     Consumer
           Loans                                   6,679       593.9     8.89        6,299       574.8     9.12
           Leases                                  1,693       120.1     7.09        1,406       106.7     7.59
                                                 -------    --------               -------    --------
           Total Consumer loans                    8,372       714.0     8.53        7,705       681.5     8.84
                                                 -------    --------               -------    --------
Total Loans                                       18,434     1,558.9     8.46       17,581     1,538.8     8.75
                                                 -------    --------               -------    --------
Allowance for loan losses/loan fees                  280        85.4                   253        75.8
                                                 -------    --------               -------    --------
Net loans                                         18,154     1,644.3     8.92       17,328     1,614.6     9.18
                                                 -------    --------               -------    --------
Total earning assets                              24,116     2,009.7     8.33%      23,391     1,993.3     8.52%
                                                 -------    --------               -------    --------
Cash and due from banks                              975                               910
All other assets                                   2,081                             1,103
                                                 -------                           -------
TOTAL ASSETS                                     $26,892                           $25,151
                                                 =======                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits               $ 3,287                           $ 2,774
     Interest bearing demand deposits              3,585        96.4     2.69%       3,204        84.4     2.64%
     Savings deposits                              3,277       114.0     3.46        3,056       100.4     3.28
     Other domestic time deposits                  6,291       349.1     5.55        5,857       329.7     5.63
                                                 -------    --------               -------    --------
          Total core deposits                     16,440       559.5     4.25       14,891       514.5     4.25
                                                 -------    --------               -------    --------
Certificates of deposit of $100,000 or more        1,870       107.0     5.72        1,922       109.4     5.70
Foreign time deposits                                103         5.9     5.66          382        22.2     5.81
                                                 -------    --------               -------    --------
     Total deposits                               18,413       672.4     4.44       17,195       646.1     4.48
                                                 -------    --------               -------    --------
Short-term borrowings                              2,084        97.7     4.83        2,826       146.4     5.18
Medium-term notes                                  2,903       164.6     5.67        1,983       116.2     5.86
Subordinated notes and other long-term debt,
   including capital securities                      876        43.6     4.98          739        45.5     6.16
                                                 -------    --------               -------    --------
     Total interest bearing liabilities           20,989       978.3     4.66%      19,969       954.2     4.78%
                                                 -------    --------               -------    --------
All other liabilities                                552                               514
Shareholders' equity                               2,064                             1,894
                                                 -------                           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $26,892                           $25,151
                                                 =======                           =======

Net interest rate spread                                                 3.67%                             3.74%
Impact of non-interest bearing funds on margin                           0.61%                             0.70%
NET INTEREST MARGIN                                         $1,031.4     4.28%                $1,039.1     4.44%
                                                            ========                          ========

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate. Average loan balances include non-accruing loans. Interest income includes cash on non-accruing loans.

------------------------------------------------------------------------------------------------------------------------------
             1996                           1995                            1994                            1993
-----------------------------   -----------------------------   ----------------------------   -------------------------------
            Interest                       Interest                        Interest                        Interest
  Average   Income/   Yield/    Average    Income/    Yield/    Average    Income/    Yield/    Average    Income/    Yield/
  Balance   Expense    Rate     Balance    Expense     Rate     Balance    Expense     Rate     Balance    Expense     Rate
-----------------------------   -----------------------------   ----------------------------   -------------------------------
 $    14    $   0.8    5.85%    $    26    $    1.6    5.99%    $     8    $    0.5    6.23%    $    30    $    1.3     4.27%
      16        0.9    5.66          23         1.6    7.29          14         0.9    6.16          10         0.5     5.04

      67        3.8    6.03          93         5.6    6.10         134         5.8    4.30         103         3.3     3.22
     113        8.7    7.74         133        10.0    7.58         367        25.9    7.06         827        60.2     7.28

   5,194      333.7    6.42       4,679       310.7    6.64       3,713       226.5    6.10       4,703       284.5     6.05
     291       27.9    9.59         342        33.2    9.73         419        42.0   10.03         464        49.6    10.70
 -------    -------             -------    --------             -------    --------             -------    --------
   5,485      361.6    6.59       5,021       343.9    6.85       4,132       268.5    6.50       5,167       334.1     6.47
 -------    -------             -------    --------             -------    --------             -------    --------

   4,955      396.9    8.01       4,703       403.3    8.58       4,140       350.1    8.46       3,823       321.5     8.41

     580       50.7    8.75         473        41.6    8.79         396        30.6    7.73         445        31.1     6.99
   3,614      312.3    8.64       3,834       328.1    8.56       3,474       278.3    8.01       3,084       253.9     8.24

   5,880      528.4    8.99       5,508       494.2    8.97       4,837       401.6    8.31       4,008       364.6     9.10
     950       74.8    7.87         657        51.0    7.76         485        34.7    7.15         349        27.8     7.97
 -------    -------             -------    --------             -------    --------             -------    --------
   6,830      603.2    8.83       6,165       545.2    8.84       5,322       436.3    8.20       4,357       392.4     9.01
 -------    -------             -------    --------             -------    --------             -------    --------
  15,979     1363.1    8.53      15,175     1,318.2    8.69      13,332     1,095.3    8.21      11,709       998.9     8.53
 -------    -------             -------    --------             -------    --------             -------    --------
     231       49.2                 227        43.4                 235        40.1                 215        33.2
 -------    -------             -------    --------             -------    --------             -------    --------
  15,748     1412.3    8.84      14,948     1,361.6    8.97      13,097     1,135.4    8.52      11,494     1,032.1     8.82
 -------    -------             -------    --------             -------    --------             -------    --------
  21,674     1788.1    8.26%     20,471     1,724.3    8.43%     17,987     1,437.0    7.99%     17,846     1,431.5     8.02%
 -------    -------             -------    --------             -------    --------             -------    --------
     901                            883                             841                            787
   1,031                            972                             906                            923
 -------                        -------                         -------                         -------
 $23,375                        $22,099                         $19,499                         $19,341
 =======                        =======                         =======                         =======



 $ 2,664                        $ 2,477                         $ 2,390                         $ 2,384
   3,068       80.2    2.61%      2,815        68.6    2.44%      2,984        65.9    2.21%      2,908        70.2     2.41%
   2,836       86.3    3.04       2,666        77.9    2.92       2,935        68.0    2.32       2,863        75.4     2.63
   5,463      310.3    5.68       5,382       300.3    5.58       4,383       187.3    4.27       4,376       187.6     4.29
 -------    -------             -------    --------             -------    --------             -------    --------
  14,031      476.8    4.19      13,340       446.8    4.11      12,692       321.2    3.12      12,531       333.2     3.28
 -------    -------             -------    --------             -------    --------             -------    --------
   1,525       85.5    5.61       1,269        74.8    5.89         914        39.3    4.30       1,049        39.8     3.79
     305       18.4    6.03         262        17.0    6.50         286        12.2    4.25         455        15.0     3.30
 -------    -------             -------    --------             -------    --------             -------    --------
  15,861      580.7    4.40      14,871       538.6    4.34      13,892       372.7    3.24      14,035       388.0     3.33
 -------    -------             -------    --------             -------    --------             -------    --------
   2,883      149.1    5.17       2,422       138.1    5.70       1,606        59.2    3.68       2,503        73.8     2.95
   1,835      120.2    6.55       2,103       146.4    6.96       1,532        75.2    4.91         478        20.3     4.23

     516       30.7    5.96         529        33.8    6.38         562        39.8    7.09         613        32.7     5.35
 -------    -------             -------    --------             -------    --------             -------    --------
  18,430      880.7    4.78%     17,448       856.9    4.91%     15,202       546.9    3.60      15,244       514.8     3.38%
 -------    -------             -------    --------             -------    --------             -------    --------
     505                            432                3.48%        286                             298                 4.39%
   1,776                          1,742                0.71%      1,621                           1,415                 0.56%
 -------                        -------                         -------                         -------
 $23,375                        $22,099                4.19%    $19,499                         $19,341                 4.95%
 =======                        =======                         =======                         =======

                                                       3.52%                                                            4.64%
                                                       0.72%                                                            0.50%
            $ 907.4                        $  867.4    4.24%               $  890.1                        $  916.7     5.14%
            =======                        ========                        ========                        ========

SELECTED ANNUAL INCOME STATEMENT DATA
--------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
(in thousands of dollars,                    ---------------------------------------------------------------------------------------
except per share amounts)                        1998           1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                        $  1,999,364   $  1,981,473   $  1,775,734   $  1,709,627   $  1,418,610   $  1,410,401
TOTAL INTEREST EXPENSE                            978,271        954,243        880,648        856,860        546,880        514,812
                                             ------------   ------------   ------------   ------------   ------------   ------------
NET INTEREST INCOME                             1,021,093      1,027,230        895,086        852,767        871,730        895,589
Provision for loan losses                         105,242        107,797         76,371         36,712         21,954         84,682
                                             ------------   ------------   ------------   ------------   ------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       915,851        919,433        818,715        816,055        849,776        810,907
                                             ------------   ------------   ------------   ------------   ------------   ------------
Service charges on deposit accounts               126,403        117,852        107,669         97,505         88,457         83,570
Mortgage banking                                   60,006         55,715         43,942         39,309         47,194         63,964
Trust services                                     50,754         48,102         42,237         37,627         35,278         33,879
Brokerage and insurance income                     36,710         27,084         20,856         17,979         14,721         16,342
Electronic banking fees                            29,202         22,705         12,013          6,190          3,405          2,078
Bank Owned Life Insurance income                   28,712           --             --             --             --             --
Credit card fees                                   21,909         20,467         23,086         18,757         18,589         18,084
Other                                              54,711         42,936         46,640         48,343         34,773         35,967
                                             ------------   ------------   ------------   ------------   ------------   ------------
TOTAL NON-INTEREST INCOME BEFORE
   SECURITY GAINS                                 408,407        334,861        296,443        265,710        242,417        253,884
                                             ------------   ------------   ------------   ------------   ------------   ------------
Securities gains                                   29,793          7,978         17,620          9,380          2,297         27,316
                                             ------------   ------------   ------------   ------------   ------------   ------------
TOTAL NON-INTEREST INCOME                         438,200        342,839        314,063        275,090        244,714        281,200
                                             ------------   ------------   ------------   ------------   ------------   ------------
Personnel and related costs                       428,539        392,793        360,865        344,905        347,361        350,615
Outside data processing and other services         74,795         66,683         58,367         53,582         56,424         49,924
Equipment                                          62,040         57,867         50,887         44,646         44,806         43,012
Net occupancy                                      54,123         49,509         49,676         47,824         46,304         45,496
Marketing                                          32,260         32,782         20,331         17,598         20,074         18,163
Telecommunications                                 29,429         21,527         16,567         13,946         13,068         11,454
Amortization of intangible assets                  25,689         13,019         10,220          9,471          9,612          6,671
Legal and other professional services              25,160         24,931         20,313         18,656         18,457         21,060
Printing and supplies                              23,673         21,584         19,602         18,103         18,379         18,405
Franchise and other taxes                          22,103         19,836         20,359         17,083         16,149         15,920
Other                                              46,118         51,414         48,323         76,247         92,886        108,731
                                             ------------   ------------   ------------   ------------   ------------   ------------
TOTAL NON-INTEREST EXPENSE BEFORE
   SPECIAL CHARGES                                823,929        751,945        675,510        662,061        683,520        689,451
Special charges, including merger costs            90,000         51,163           --             --             --             --
                                             ------------   ------------   ------------   ------------   ------------   ------------
TOTAL NON-INTEREST EXPENSE                        913,929        803,108        675,510        662,061        683,520        689,451
                                             ------------   ------------   ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                        440,122        459,164        457,268        429,084        410,970        402,656
Provision for income taxes                        138,354        166,501        152,999        147,283        134,650        135,731
                                             ------------   ------------   ------------   ------------   ------------   ------------

NET INCOME                                   $    301,768   $    292,663   $    304,269   $    281,801   $    276,320   $    266,925
                                             ============   ============   ============   ============   ============   ============

PER COMMON SHARE(1)
  Net income
      Basic                                  $       1.43   $       1.39   $       1.44   $       1.29   $       1.27   $       1.25
      Diluted                                $       1.41   $       1.38   $       1.42   $       1.28   $       1.26   $       1.23
  Cash dividends declared                    $       0.76   $       0.68   $       0.62   $       0.56   $       0.51   $       0.42

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                          $  1,021,093   $  1,027,230   $    895,086   $    852,767   $    871,730   $    895,589
Tax Equivalent Adjustment(2)                       10,307         11,864         12,363         14,602         18,405         21,072
                                             ------------   ------------   ------------   ------------   ------------   ------------
Tax Equivalent Net Interest Income           $  1,031,400   $  1,039,094   $    907,449   $    867,369   $    890,135   $    916,661
                                             ============   ============   ============   ============   ============   ============


(1) Adjusted for stock dividends and stock splits, as applicable.

(2) Calculated assuming a 35% tax rate.

MARKET PRICES, KEY RATIOS
AND STATISTICS (QUARTERLY DATA)
--------------------------------------------------------------------------------

QUARTERLY COMMON STOCK SUMMARY (1)                              1998
----------------------------------         -------------------------------------------------
                                              IV Q        III Q        II Q         I Q
                                           ----------   ----------   ---------    ----------
High                                       $31 1/2      $33 7/8      $34 9/16     $34 7/32
Low                                         23 5/8       22           29 9/16      29 1/16
Close                                       30 1/16      25 1/8       30 9/16      33 1/8
Cash dividends declared                    $0.20        $0.20        $0.18        $0.18

                                                                1997
                                           --------------------------------------------------
                                              IV Q        III Q        II Q         I Q
                                           ----------   ----------   ---------    ----------
High                                       $35 5/16     $34 5/16     $25 1/16     $26 1/4
Low                                         28 5/8       24 1/16      21 5/16      20 11/16
Close                                       32 3/4       32 3/4       24 3/4       21 11/16
Cash dividends declared                    $0.18        $0.18        $0.16        $0.16


(1)  Adjusted for stock splits and stock dividends, as applicable.
     Note: Stock price quotations were obtained from NASDAQ.

--------------------------------------------------------------------------------

KEY RATIOS AND STATISTICS(1)                                                 1998
                                                     ----------------------------------------------------
                                                         IV Q         III Q         II Q           I Q
-------------------------------------------          ----------    ----------    ----------    ----------

MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS(2)
Interest Income                                            8.17%         8.33%         8.37%         8.48%
Interest Expense                                           3.93          4.15          4.14          4.18
                                                     ----------    ----------    ----------    ----------
     Net Interest Margin                                   4.24%         4.18%         4.23%         4.30%
                                                     ==========    ==========    ==========    ==========

RETURN ON
   Average total assets                                    1.31%         1.28%         1.42%         1.38%
   Average total assets- cash basis                        1.45%         1.43%         1.49%         1.44%

   Average shareholders' equity                           17.87%        16.43%        17.70%        17.73%
   Average shareholders' equity-cash basis                29.44%        26.59%        21.17%        21.09%

                                                                              1997
                                                     ----------------------------------------------------
                                                         IV Q         III Q         II Q           I Q
                                                     ----------    ----------    ----------    ----------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS(2)
Interest Income                                            8.51%         8.52%         8.62%         8.43%
Interest Expense                                           4.07          4.11          4.08          4.04
                                                     ----------    ----------    ----------    ----------
     Net Interest Margin                                   4.44%         4.41%         4.54%         4.39%
                                                     ==========    ==========    ==========    ==========

RETURN ON
   Average total assets                                    1.41%         1.37%         1.33%         1.27%
   Average total assets- cash basis                        1.48%         1.44%         1.40%         1.33%

   Average shareholders' equity                           18.23%        17.85%        18.07%        17.42%
   Average shareholders' equity- cash basis               21.78%        21.37%        21.90%        20.59%


(1) Presented on an "operating" basis (excludes special charges and related taxes).

(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.

SELECTED QUARTERLY INCOME STATEMENT DATA
--------------------------------------------------------------------------------

                                                                1998                                        1997
(in thousands of dollars,                    -----------------------------------------     -----------------------------------------
except per share amounts)                       IVQ       IIIQ        IIQ        IQ          IVQ        IIIQ        IIQ        IQ
-----------------------------------------    --------   --------   --------   --------     --------   --------   --------   --------
TOTAL INTEREST INCOME                        $500,395   $505,221   $491,268   $502,480     $499,760   $502,821   $503,018   $475,874
TOTAL INTEREST EXPENSE                        233,094    253,706    243,839    247,632      240,197    245,663    240,060    228,323
                                             --------   --------   --------   --------     --------   --------   --------   --------
NET INTEREST INCOME                           267,301    251,515    247,429    254,848      259,563    257,158    262,958    247,551
Provision for loan losses                      34,306     24,160     24,595     22,181       26,235     28,351     30,831     22,380
                                             --------   --------   --------   --------     --------   --------   --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   232,995    227,355    222,834    232,667      233,328    228,807    232,127    225,171
                                             --------   --------   --------   --------     --------   --------   --------   --------
Service charges on deposit accounts            33,992     32,493     30,428     29,490       31,035     30,382     28,841     27,594
Mortgage banking                               15,388     15,270     15,191     14,157       15,889     20,672     10,157      8,997
Trust services                                 12,924     12,502     12,745     12,583       12,019     12,124     11,814     12,145
Brokerage and insurance income                  9,848     10,057      8,520      8,285        6,131      7,614      6,254      7,085
Electronic banking fees                         8,037      7,897      7,520      5,748        6,175      5,965      6,200      4,365
Bank Owned Life Insurance income                8,098      8,098      7,168      5,348         --         --         --         --
Credit card fees                                6,367      5,197      5,450      4,895        6,634      5,112      4,787      3,934
Other                                          12,057     12,512     18,318     11,824        9,593     12,986      9,844     10,513
                                             --------   --------   --------   --------     --------   --------   --------   --------
TOTAL NON-INTEREST INCOME BEFORE
   SECURITY GAINS                             106,711    104,026    105,340     92,330       87,476     94,855     77,897     74,633
                                             --------   --------   --------   --------     --------   --------   --------   --------
Securities gains                                1,773     10,615     14,316      3,089        1,034      1,242      3,604      2,098
                                             --------   --------   --------   --------     --------   --------   --------   --------
TOTAL NON-INTEREST INCOME                     108,484    114,641    119,656     95,419       88,510     96,097     81,501     76,731
                                             --------   --------   --------   --------     --------   --------   --------   --------
Personnel and related costs                   103,600    111,744    108,483    104,712       97,217    101,334     96,994     97,248
Outside data processing and other services     20,915     17,550     16,988     19,342       19,067     16,665     16,454     14,497
Equipment                                      16,202     15,001     15,688     15,149       16,004     14,503     14,173     13,187
Net occupancy                                  11,602     15,019     14,063     13,439       11,755     12,772     11,650     13,332
Amortization of intangible assets               9,436      9,467      3,393      3,393        3,285      3,382      3,406      2,946
Marketing                                       8,251      8,762      8,315      6,932        8,187      7,845      7,785      8,965
Telecommunications                              8,173      7,793      7,450      6,013        5,636      5,639      5,285      4,967
Legal and other professional services           7,847      5,291      6,234      5,788        8,318      6,095      5,089      5,429
Printing and supplies                           6,450      5,851      5,611      5,761        6,239      5,384      5,035      4,926
Franchise and other taxes                       5,554      5,523      5,526      5,500        4,576      4,685      5,335      5,240
Other                                          10,902      9,876     14,927     10,413        8,248     15,443     14,599     13,124
                                             --------   --------   --------   --------     --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE BEFORE
   SPECIAL CHARGES                            208,932    211,877    206,678    196,442      188,532    193,747    185,805    183,861
Special charges, including merger costs        90,000       --         --         --           --       51,163       --         --
                                             --------   --------   --------   --------     --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE                    298,932    211,877    206,678    196,442      188,532    244,910    185,805    183,861
                                             --------   --------   --------   --------     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                     42,547    130,119    135,812    131,644      133,306     79,994    127,823    118,041
Provision for income taxes                     11,329     41,364     43,503     42,158       42,657     38,762     44,220     40,862
                                             --------   --------   --------   --------     --------   --------   --------   --------

NET INCOME                                   $ 31,218   $ 88,755   $ 92,309   $ 89,486     $ 90,649   $ 41,232   $ 83,603   $ 77,179
                                             ========   ========   ========   ========     ========   ========   ========   ========

PER COMMON SHARE(1)
  Net income--Diluted                        $   0.15   $   0.42   $   0.43   $   0.42   $   0.42   $   0.20   $   0.39   $   0.37
  Cash dividends declared                    $   0.20   $   0.20   $   0.18   $   0.18   $   0.18   $   0.18   $   0.16   $   0.16

OPERATING RESULTS(2)
  Net income                                 $ 91,518   $ 88,755   $ 92,309   $ 89,486   $ 90,649   $ 87,466   $ 83,603   $ 77,179
  Net income per common share
  Diluted                                    $   0.43   $   0.42   $   0.43   $   0.42   $   0.42   $   0.41   $   0.39   $   0.37
  Diluted--cash basis(3)                     $   0.47   $   0.45   $   0.45   $   0.43   $   0.44   $   0.43   $   0.41   $   0.38


(1) Adjusted for stock dividends and stock splits, as applicable.

(2) Presented on an "operating basis" (excludes special charges and related taxes).

(3) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is set forth in Item 7 on pages 18 through 21 under the caption "Interest Rate Risk and Liquidity Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT
--------------------------------------------------------------------------------
     The integrity of the financial statements and other financial information contained in this Form 10-K is the responsibility of the management of Huntington. Such financial information has been prepared in accordance with generally accepted accounting principles, based on the best estimates and judgment of management.

     Huntington maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that the assets of Huntington are properly safeguarded. This system includes the careful selection and training of staff, the communication of policies and procedures consistent with the highest standards of business conduct, and the maintenance of an internal audit function.

     The Audit Committee of the Board of Directors is composed entirely of outside directors and it meets periodically with both internal and independent auditors to review the results and recommendations of their audits. This Committee selects the independent auditor with the approval of shareholders.

     The accounting firm of Ernst & Young LLP has been engaged by Huntington to audit its financial statements, and their report appears to the right.

   /s/ Frank Wobst                     /s/ Gerald R. Williams
   Frank Wobst                         Gerald R. Williams
   Chairman and                        Executive Vice President
   Chief Executive Officer             and Chief Financial Officer


REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
--------------------------------------------------------------------------------
To the Board of Directors and Shareholders
Huntington Bancshares Incorporated

     We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Bancshares Incorporated and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP


Columbus, Ohio
January 13, 1999

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                                                                        DECEMBER 31,
                                                                              ----------------------------
(in thousands of dollars)                                                          1998            1997
----------------------------------------------------------------------------  ------------    ------------
ASSETS
Cash and due from banks                                                       $  1,215,814    $  1,142,450
Interest bearing deposits in banks                                                 102,564          39,618
Trading account securities                                                           3,839           7,082
Federal funds sold and securities purchased under resale agreements                135,764         509,119
Mortgages held for sale                                                            466,664         192,948
Securities available for sale - at fair value                                    4,781,415       5,709,814
Investment securities - fair value $25,044 and $33,383, respectively                24,934          33,010
Total loans                                                                     19,454,551      17,738,248
     Less allowance for loan losses                                                290,948         258,171
                                                                              ------------    ------------
Net loans                                                                       19,163,603      17,480,077
                                                                              ------------    ------------
Bank owned life insurance                                                          727,837         400,000
Premises and equipment                                                             447,038         389,481
Customers' acceptance liability                                                     22,591          27,818
Accrued income and other assets                                                  1,204,273         799,123
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 28,296,336    $ 26,730,540
                                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits
     Non-interest bearing                                                     $  3,129,199    $  2,549,518
     Interest bearing                                                            4,642,147       3,762,862
Savings deposits                                                                 3,690,040       3,133,014
Other domestic time deposits                                                     6,186,985       6,115,534
                                                                              ------------    ------------
   Total Core Deposits                                                          17,648,371      15,560,928
                                                                              ------------    ------------
Certificates of deposit of $100,000 or more                                      1,699,261       1,903,657
Foreign time deposits                                                              375,140         519,133
                                                                              ------------    ------------
     Total Deposits                                                             19,722,772      17,983,718
                                                                              ------------    ------------
Short-term borrowings                                                            2,216,644       3,141,671
Bank acceptances outstanding                                                        22,591          27,818
Medium-term notes                                                                2,539,900       2,332,150
Subordinated notes and other long-term debt                                        707,359         498,889
Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures
   of the parent company                                                           300,000         200,000
Accrued expenses and other liabilities                                             638,275         520,903
                                                                              ------------    ------------
     Total Liabilities                                                          26,147,541      24,705,149
                                                                              ------------    ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares; none outstanding
     Common stock - without par value; authorized 500,000,000
          shares; issued and outstanding 212,596,344 and 193,279,797
          shares, respectively                                                   2,152,076       1,528,768
     Less 1,850,007 and 1,543,371 treasury shares, respectively                    (49,271)        (36,791)
     Capital surplus                                                               (14,161)        404,235
     Accumulated other comprehensive income                                         24,693          14,800
     Retained earnings                                                              35,458         114,379
                                                                              ------------    ------------
     Total Shareholders' Equity                                                  2,148,795       2,025,391
                                                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 28,296,336    $ 26,730,540
                                                                              ============    ============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
(in thousands of dollars, except per share amounts)        1998          1997          1996
---------------------------------------------------   ------------   ------------   ------------
Interest and fee income
     Loans                                            $  1,641,081   $  1,611,541   $  1,411,551
     Securities                                            323,595        356,388        349,937
     Other                                                  34,688         13,544         14,246
                                                      ------------   ------------   ------------
               TOTAL INTEREST INCOME                     1,999,364      1,981,473      1,775,734
                                                      ------------   ------------   ------------
Interest expense
     Deposits                                              672,433        646,121        580,685
     Short-term borrowings                                  97,656        146,397        149,088
     Medium-term notes                                     164,590        116,221        120,147
     Subordinated notes and other long-term debt            43,592         45,504         30,728
                                                      ------------   ------------   ------------
               TOTAL INTEREST EXPENSE                      978,271        954,243        880,648
                                                      ------------   ------------   ------------

               NET INTEREST INCOME                       1,021,093      1,027,230        895,086
Provision for loan losses                                  105,242        107,797         76,371
                                                      ------------   ------------   ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES        915,851        919,433        818,715
                                                      ------------   ------------   ------------

Total non-interest income                                  438,200        342,839        314,063
Total non-interest expense                                 913,929        803,108        675,510
                                                      ------------   ------------   ------------

               INCOME BEFORE INCOME TAXES                  440,122        459,164        457,268
Provision for income taxes                                 138,354        166,501        152,999
                                                      ------------   ------------   ------------

               NET INCOME                             $    301,768   $    292,663   $    304,269
                                                      ============   ============   ============


PER COMMON SHARE(1)
     Net income
          Basic                                       $       1.43   $       1.39   $       1.44
          Diluted                                     $       1.41   $       1.38   $       1.42
     Cash dividends declared                          $       0.76   $       0.68   $       0.62


AVERAGE COMMON SHARES(1)
          Basic                                        211,426,422    209,884,443    211,740,756
          Diluted                                      213,454,215    212,447,637    213,764,495



(1) Adjusted for stock dividends and stock splits, as applicable.


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                COMMON  COMMON    TREASURY   TREASURY   CAPITAL COMPREHENSIVE  RETAINED
(in thousands, except per share amounts)        SHARES  STOCK      SHARES     STOCK     SURPLUS    INCOME      EARNINGS    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE -- JANUARY 1, 1996                      163,172 $1,075,057  (8,352) $(180,632) $ 382,732  $ 42,790    $ 452,746  $1,772,693

    Comprehensive Income:
        Net income                                                                                              304,269     304,269
        Unrealized net holding losses on
         securities available for sale arising
         during the period                                                                         (56,721)                 (56,721)
                                                                                                                         ----------
            Total comprehensive income                                                                                      247,548
                                                                                                                         ----------
    Stock issued for acquisitions                                    4,733    102,760      5,037                            107,797
    Cash dividends declared ($0.62 per share)                                                                  (111,120)   (111,120)
    Stock options exercised                                            284      5,385     (4,318)                             1,067
    10% stock dividend                           10,431    208,110   2,837     78,030      2,444               (288,790)       (206)
    Treasury shares purchased                                      (10,419)  (246,341)    (2,819)                          (249,160)
    Treasury shares sold:
        Shareholder dividend reinvestment plan                       1,405     31,189        805                             31,994
        Employee benefit plans                                         227      4,975        397                              5,372
    Conversion of convertible notes                  50        345                                                              345
    Pre-merger transactions of pooled
        subsidiary                                8,612      7,456                        16,898                (45,026)    (20,672)
                                               -------- ---------- -------  ---------  ---------  --------    ---------  ----------
 BALANCE -- DECEMBER 31, 1996                   182,265  1,290,968  (9,285)  (204,634)   401,176   (13,931)     312,079   1,785,658
                                               -------- ---------- -------  ---------  ---------  --------    ---------  ----------

    Comprehensive Income:
        Net income                                                                                              292,663     292,663
        Unrealized net holding gains on
         securities available for sale arising
         during the period                                                                          28,731                   28,731
                                                                                                                          ---------
            Total comprehensive income                                                                                      321,394
                                                                                                                          ----------
    Stock issued for acquisitions                                    3,244     73,775     16,463                             90,238
    Cash dividends declared ($0.68 per share)                                                                  (128,013)   (128,013)
    Stock options exercised                                            461      7,000     (3,641)                             3,359
    10% stock dividend                            9,181    236,214   5,274    124,920    (51,488)              (309,846)       (200)
    Treasury shares purchased                                       (1,930)   (53,427)    (2,748)                           (56,175)
    Treasury shares sold:
        Shareholder dividend reinvestment plan                         534     11,968      2,345                             14,313
        Employee benefit plans                                         159      3,607      1,110                              4,717
    Pre-merger transactions of pooled
        subsidiary                                1,833      1,586                        41,018                (52,504)     (9,900)
                                               -------- ---------- -------  ---------  ---------  --------    ---------  ----------
 BALANCE -- DECEMBER 31, 1997                   193,279  1,528,768  (1,543)   (36,791)   404,235    14,800      114,379   2,025,391
                                               -------- ---------- -------  ---------  ---------  --------    ---------  ----------

    Comprehensive Income:
        Net income                                                                                              301,768     301,768
        Unrealized net holding gains on
         securities available for sale arising
         during the period                                                                           9,893                    9,893
                                                                                                                         ----------
            Total comprehensive income                                                                                      311,661
                                                                                                                         ----------
    Stock issued for acquisition                                       160      3,883     (3,815)                                68
    Cash dividends declared ($0.76 per share)                                                                  (161,447)   (161,447)
    Stock options exercised                                            736     14,350    (10,348)                             4,002
    10% stock dividend                           19,317    623,308     (83)             (404,437)              (219,242)       (371)
    Treasury shares purchased                                       (1,139)   (31,192)                                      (31,192)
    Treasury shares sold to
        employee benefit plans                                          19        479        204                                683
                                               -------- ---------- -------  ---------  ---------  --------    ---------  ----------
 BALANCE -- DECEMBER 31, 1998                   212,596 $2,152,076  (1,850) $ (49,271) $ (14,161) $ 24,693    $  35,458  $2,148,795
                                               ======== ========== =======  =========  =========  ========    =========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                               YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
(in thousands of dollars)                                                 1998           1997           1996
-----------------------------------------------------------------     -----------    -----------    -----------
OPERATING ACTIVITIES
     Net Income                                                       $   301,768    $   292,663    $   304,269
     Adjustments to reconcile net income to net cash
     provided by operating activities
          Provision for loan losses                                       105,242        107,797         76,371
          Provision for depreciation and amortization                      80,956         63,383         91,903
          Deferred income tax expense                                       2,769         47,687         35,740
          Decrease (increase) in trading account securities                 3,243         (5,209)        11,051
          (Increase) decrease in mortgages held for sale                 (273,716)       (71,526)        46,909
          Net gains on sales of securities                                (29,793)        (7,978)       (17,620)
          Net gains on sales of loans                                      (9,903)       (12,200)        (1,382)
          Decrease (increase) in accrued income receivable                 31,663         (7,003)         6,319
          Net increase in other assets                                    (79,588)      (111,259)       (53,471)
          Decrease in accrued expenses                                     65,938         15,993        (26,066)
          Net (decrease) increase in other liabilities                    (31,150)        11,228          5,111
                                                                      -----------    -----------    -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                   167,429        323,576        479,134
                                                                      -----------    -----------    -----------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks            (62,946)       (36,185)       286,537
     Proceeds from :
          Maturities and calls of investment securities                     8,348         90,287        104,180
          Maturities and calls of securities available for sale         1,356,659        787,788        477,462
          Sales of securities                                           3,782,540      2,297,166      2,743,036
     Purchases of:
          Investment securities                                              (355)        (2,962)       (19,247)
          Securities available for sale                                (4,043,068)    (2,958,135)    (3,111,606)
     Proceeds from sales of loans                                         142,801        357,396        110,737
     Net loan originations, excluding sales                              (724,662)    (1,209,015)    (1,354,362)
     Proceeds from sale of premises and equipment                         176,513          8,243          1,664
     Purchases of premises and equipment                                 (147,045)       (45,849)       (51,617)
     Proceeds from sales of other real estate                              13,856         17,441         18,627
     Purchases of Bank Owned Life Insurance                              (300,000)      (400,000)          --
     Net cash received (paid) in purchase acquisitions                    417,031         (2,294)           631
                                                                      -----------    -----------    -----------
              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        619,672     (1,096,119)      (793,958)
                                                                      -----------    -----------    -----------

FINANCING ACTIVITIES
     (Decrease) increase in total deposits                               (495,638)     1,025,005        521,255
     (Decrease) increase in short-term borrowings                        (925,027)      (251,629)       307,317
     Proceeds from issuance of long-term debt                             300,000         95,500         66,866
     Payment of long-term debt                                            (90,038)      (122,372)       (58,421)
     Proceeds from issuance of medium-term notes                        1,395,000      1,792,150      1,540,300
     Payment of medium-term notes                                      (1,187,250)    (1,245,300)    (1,934,000)
     Proceeds from issuance of capital securities                         100,000        200,000           --
     Dividends paid on common stock, including pre-merger dividends
          of pooled subsidiary                                           (157,632)      (132,760)      (125,379)
     Repurchases of common stock                                          (31,192)       (56,175)      (258,415)
     Proceeds from issuance of common stock                                 4,685         27,266         43,971
                                                                      -----------    -----------    -----------
              NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES     (1,087,092)     1,331,685        103,494
                                                                      -----------    -----------    -----------
              CHANGE IN CASH AND CASH EQUIVALENTS                        (299,991)       559,142       (211,330)
              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,651,569      1,092,427      1,303,757
                                                                      -----------    -----------    -----------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,351,578    $ 1,651,569    $ 1,092,427
                                                                      ===========    ===========    ===========


NOTE: Huntington made interest payments of $995,625, $964,203, and $886,020 in 1998, 1997, and 1996, respectively. Federal income tax payments were $77,407 in 1998, $114,755 in 1997, and $120,645 in 1996.



See notes to consolidated financial statements.

1.    ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington conducts a full-service commercial and consumer banking business and provides other financial products and services, principally to domestic customers.

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Huntington and its subsidiaries and are presented on the basis of generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

     NEW PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 130, "Reporting Comprehensive Income." Pursuant to this rule, the Consolidated Statements of Changes in Shareholders' Equity now include a new measure called "Comprehensive Income," which includes net income as well as certain items that are reported within a separate component of shareholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is its unrealized gains (losses) on securities available for sale.

     The FASB also issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" in June 1997. The provisions of this Statement require disclosure of financial and descriptive information about an enterprise's operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense. A segment is further defined as a component whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.
Note 15 to the Consolidated Financial Statements includes the segment information required by the new standard.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

     FAS 133 is effective for fiscal years beginning after June 15, 1999. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. FAS 133 cannot be applied retroactively.

     Huntington expects to adopt FAS 133 in the first quarter of 2000. Based on information available, the impact of adoption is not expected to be material to the Consolidated Financial Statements.

     SECURITIES: Debt securities that Huntington has both the positive intent and ability to hold to maturity are classified as investments and are carried at amortized cost. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and carried at fair value. Securities not classified as investments or trading are designated available for sale and carried at fair value. Unrealized gains and losses on securities available for sale are carried as a separate component of accumulated other comprehensive income in shareholders' equity. Unrealized gains and losses on securities classified as trading are reported in earnings. The amortized cost of specific securities sold is used to compute realized gains and losses.

     LOANS: Loans are stated at the principal amount outstanding, net of unearned discount. Interest income on loans is primarily accrued based on principal amounts outstanding. Income from lease financing is recognized on a basis to achieve a constant periodic rate of return on the outstanding investment. The accrual of interest income on loans and leases is discontinued when the collection of principal, interest, or both is doubtful. When interest accruals are suspended, interest income accrued in the current period is generally reversed. Huntington uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

     Net direct loan origination costs/fees, when material, are deferred and amortized over the term of the loan as a yield adjustment.

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb probable losses in the loan portfolio. This judgment is based on a review of individual loans, historical loss experience, economic conditions, portfolio trends, and other factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries.

     The portion of the allowance for loan losses related to impaired loans (non-accruing and restructured credits, exclusive of smaller, homogeneous loans) is based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for collateral-dependent loans.

     OTHER REAL ESTATE: Other real estate acquired through partial or total satisfaction of loans, is included in other assets and carried at the lower of cost or fair value less estimated costs of disposition. At the date of acquisition, any losses are charged to the allowance for loan losses. Subsequent write-downs are included in non-interest expense. Realized losses from disposition of the property and declines in fair value that are considered permanent are charged to the reserve for other real estate, as applicable.

     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives employed are on average 30 years for buildings, 10 to 20 years for building improvements, 10 years for land improvements, 3 to 7 years for equipment, and 10 years for furniture and fixtures.

     MORTGAGE BANKING ACTIVITIES: Mortgages held for sale are reported at the lower of cost or aggregate market value primarily as determined by outstanding commitments from investors.

     Capitalized mortgage servicing rights (MSRs) are evaluated for impairment based on the fair value of those rights, using a disaggregated approach. MSRs are amortized on an accelerated basis over the estimated period of net servicing revenue.

     BUSINESS COMBINATIONS: Net assets of entities acquired, for which the purchase method of accounting was used by Huntington, were recorded at their estimated fair value at the date of acquisition. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized over periods generally up to 25 years. Core deposits and other identifiable acquired intangible assets are amortized over their estimated useful lives.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: Huntington uses certain off-balance sheet financial instruments, principally interest rate swaps, in connection with its asset/liability management activities. Purchased interest rate options (including caps and floors), futures, and forwards are also used to manage interest rate risk. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below. Off-balance sheet financial instruments that do not meet the required criteria are carried on the balance sheet at fair value with realized and unrealized changes in that value recognized in earnings. Similarly, if the hedged item is sold or its outstanding balance otherwise declines below that of the related hedging instrument, the off-balance sheet product is marked-to-market and the resulting gain or loss is included in earnings. Accrual accounting is used when the cash flows attributable to the hedging instrument satisfy the objectives of the asset/liability management strategy. Huntington uses the accrual method for substantially all of its interest rate swaps as well as for interest rate options. Amounts receivable or payable under these agreements are recognized as an adjustment to the interest income or expense of the hedged item. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument, except for interest rate swaps designated as hedges of securities available for sale, for which changes in fair values are reported in accumulated other comprehensive income. Premiums paid for interest rate options are deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses on terminated hedging instruments are also deferred and amortized to interest income or expense generally over the remaining life of the hedged item.

     Huntington employs deferral accounting when the market value of the hedging instrument meets the objectives of the asset/liability management strategy and the hedged item is reported at other than fair value. In such cases, gains and losses associated with futures and forwards are deferred as an adjustment to the carrying value of the related asset or liability and are recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item.

     STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as `Cash and due from banks' and "Federal funds sold and securities purchased under resale agreements."

2.   1998 SPECIAL CHARGE

     In October 1998, Huntington announced several initiatives to strengthen its financial performance. These initiatives included the realignment of the banking network; the exit of underperforming product lines and delivery channels; the reduction of 1,000 work force positions, or approximately 10% of the total employee base; and other cost savings measures. As a result of the above initiatives, Huntington incurred a special charge of $90 million in the fourth quarter of the year. Included in the one-time expenses were severance costs for terminated employees, the non-cash write-off of information systems equipment and software that were abandoned in the fourth quarter of the year, the write-down to fair value of retail banking offices to be closed, the costs to terminate certain long-term lease contracts related to retail banking offices to be closed, and the estimated amounts to be written off or paid to complete the exit activities, as more fully described below, that were begun in 1998. Management expects that the actions discussed below will be substantially complete by the fourth quarter of 1999.

     The work force reduction spans the entire organization and is in large part attributable to continued internal consolidation efforts by Huntington that resulted in the formation of a single interstate banking charter, as well as continued efficiency opportunities in back room operations such as loan and deposit administration. Through December 31, 1998, 409 employees had been terminated.

     Operational equipment charges relate to the write-off of $4 million in computer equipment that was abandoned and replaced in the fourth quarter of 1998. In addition, Huntington abandoned certain customized software projects with a book value of $8 million that were determined not to be economically viable and had no alternative use within the organization.

     The retail banking office costs stem from Huntington's announcement that it will close 39 underperforming banking offices, substantially all of which will be closed by the end of the second quarter of 1999. Non-cash charges relate to the write-down to fair value (estimated selling price) of 20 branches that are to be closed and held for disposal. These branches have a remaining carrying value of approximately $4 million. Other non-cash charges relate to the write-off of leasehold improvements in 19 branches that are to be closed. The cash portion of the charge relates to amounts to be paid to terminate lease and other contracts on the branches that are to be closed.

     Non-cash exit costs relate to unrecoverable assets associated with discontinued business activities such as returned check processing, commercial equipment leasing, out of geographic market credit card lending, and the indirect lending operation in Pittsburgh. Cash exit costs relate principally to the decision to terminate the employee benefit plan administrative services business. Such business was exited in the fourth quarter of 1998. The costs primarily are composed of cash payments to third party vendors to be incurred to fulfill Huntington's contractual obligations with regard to benefit plan customers prior to the transfer of the administrative service to another vendor.

     Revenues and operating income of activities exited and retail banking offices to be closed are not significant to Huntington's operating results.

     The table below summarizes the major components of the special charge, as well as the related amounts applied against the reserve in 1998. Huntington expects that the remaining reserve of $54 million, which represents estimated future cash outlays, will be substantially utilized during 1999.

-------------------------------------------------------------------------------------------------------------------
                                              EMPLOYEE    OPERATION       RETAIL         EXIT
(in millions of dollars)                       COSTS      EQUIPMENT     BANK OFFICES     COSTS         TOTAL
-------------------------------------------------------------------------------------------------------------------

Special Charge                                $   26        $   12        $   20        $   32        $   90
Utilization:
   Cash                                           (8)          ---           ---            (7)          (15)
   Non-cash                                      ---           (12)           (5)           (4)          (21)
                                              ------        ------        ------         -----        ------
Balance as of December 31, 1998               $   18        $  ---        $   15         $  21        $   54
                                              ======        ======         =====         =====        ======

3.       MERGERS AND ACQUISITIONS

     On June 26, 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from NationsBank Corporation. The transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The transaction added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the acquisition totaled approximately $460 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

     On September 30, 1997, Huntington completed its acquisition of First Michigan, a $3.6 billion bank holding company headquartered in Holland, Michigan. Huntington issued approximately 32.2 million shares of common stock to the shareholders of First Michigan in a transaction accounted for as a pooling of interests. In connection with the acquisition, Huntington incurred a merger-related charge of $51 million consisting primarily of personnel, facilities, and systems costs, as well as $12 million of professional fees and other costs to effect the business combination. At December 31, 1998, the merger-related reserve had been fully used.

4.    SECURITIES AVAILABLE FOR SALE

     Amortized cost, unrealized gains and losses, and fair values of securities available for sale as of December 31, 1998 and 1997, were:
--------------------------------------------------------------------------------

                                                              UNREALIZED
                                                       ----------------------
                                           AMORTIZED      GROSS        GROSS        FAIR
(in thousands of dollars)                    COST         GAINS        LOSSES       VALUE
-------------------------------------------------------------------------------------------
AT DECEMBER 31, 1998
U.S. Treasury                             $  234,496   $    8,820   $     --     $  243,316
Federal Agencies
    Mortgage-backed securities             1,444,075       12,098        3,985    1,452,188
    Other agencies                         2,387,137       21,892        8,399    2,400,630
                                          ----------   ----------   ----------   ----------
    Total U.S. Treasury and Federal
         Agencies                          4,065,708       42,810       12,384    4,096,134
Other Securities                             677,509       11,689        3,917      685,281
                                          ----------   ----------   ----------   ----------
    Total securities available for sale   $4,743,217   $   54,499   $   16,301   $4,781,415
                                          ==========   ==========   ==========   ==========
AT DECEMBER 31, 1997
U.S. Treasury                             $  730,862   $    4,501   $    5,689   $  729,674
Federal Agencies
    Mortgage-backed securities             1,368,502        8,031        5,093    1,371,440
    Other agencies                         2,888,971       16,049        5,100    2,899,920
                                          ----------   ----------   ----------   ----------
    Total U.S. Treasury and Federal
         Agencies                          4,988,335       28,581       15,882    5,001,034
Other Securities                             698,584       11,953        1,757      708,780
                                          ----------   ----------   ----------   ----------
    Total securities available for sale   $5,686,919   $   40,534   $   17,639   $5,709,814
                                          ==========   ==========   ==========   ==========


Contractual maturities of securities available for sale as of December 31, 1998 and 1997, were:

---------------------------------------------------------------------------------------------------------------------
                              AMORTIZED         FAIR                                       AMORTIZED         FAIR
(in thousands of dollars)        COST          VALUE           (in thousands of dollars)      COST          VALUE
--------------------------------------------------------       ------------------------------------------------------
AT DECEMBER 31, 1998                                           AT DECEMBER 31, 1997
Under 1 year                 $     8,492   $     8,485         Under 1 year                $    18,148   $   18,145
1 - 5 years                    1,220,852     1,231,499         1 - 5 years                   2,381,776    2,387,294
6 - 10 years                   1,140,334     1,161,035         6 - 10 years                  1,805,524    1,812,872
Over 10 years                  2,365,180     2,373,092         Over 10 years                 1,419,307    1,430,374
Marketable equity                                              Marketable equity
securities                         8,359         7,304         securities                       62,164       61,129
                             -----------   -----------                                     -----------  -----------
      Total                  $ 4,743,217   $ 4,781,415               Total                 $ 5,686,919  $ 5,709,814
                             ============  ============                                    ===========  ===========

     Gross gains from sales of securities of $41.5. million, $12.3 million, and $24.7 million were realized in 1998, 1997, and 1996, respectively. Gross losses totaled $11.7 million in 1998, $4.3 million in 1997, and $7.1 million in 1996. Huntington securitized and transferred to securities available for sale $108.7 million and $115.1 million of residential mortgage loans in 1998 and 1997, respectively.

5.     INVESTMENT SECURITIES

     Amortized cost, unrealized gains and losses, and fair values of investment securities as of December 31, 1998 and 1997, were:

----------------------------------------------------------------------
                                              UNREALIZED
                                            --------------
                                AMORTIZED   GROSS     GROSS      FAIR
(in thousands of dollars)         COST      GAINS    LOSSES     VALUE
----------------------------------------------------------------------
AT DECEMBER 31, 1998
U.S. Treasury and
  Federal Agencies               $   156   $  --     $  --     $   156
  States and
  political Subdivisions          24,778       154        44    24,888
                                 -------   -------   -------   -------
    Total investment
        Securities               $24,934   $   154   $    44   $25,044
                                 =======   =======   =======   =======

AT DECEMBER 31, 1997
U.S. Treasury and
  Federal Agencies               $   656   $  --     $  --     $   656
  States and political
  Subdivisions                    32,354       471        98    32,727
                                 -------   -------   -------   -------
     Total investment            $33,010   $   471   $    98   $33,383
        Securities               =======   =======   =======   =======

     Amortized cost and fair values by contractual maturity at December 31, 1998 and 1997, were:

---------------------------------------------------------------------
                                                 AMORTIZED      FAIR
(in thousands of dollars)                         COST         VALUE
---------------------------------------------------------------------
AT DECEMBER 31, 1998
Under 1 year                                 $    4,318   $    3,937
1 - 5 years                                      13,466       13,686
6 - 10 years                                      5,463        5,674
Over 10 years                                     1,687        1,747
                                             ----------   ----------
       Total                                 $   24,934   $   25,044
                                             ==========   ==========

AT DECEMBER 31, 1997
Under 1 year                                 $    6,311   $    6,310
1 - 5 years                                      14,248       14,375
6 - 10 years                                      9,605        9,788
Over 10 years                                     2,846        2,910
                                             ----------   ----------
       Total                                 $   33,010   $   33,383
                                             ==========   ==========

         The portfolio of investment securities acquired in the September 1997 First Michigan merger was sold and/or transferred to the available for sale category to maintain Huntington's existing interest rate risk position. At the date of sale/transfer, amortized cost and fair value were $225.3 million and $233.5 million, respectively.

6.    LOANS

     At December 31, 1998 and 1997, loans were comprised of the following:

--------------------------------------------------------------------
(in thousands of dollars)                       1998          1997
--------------------------------------------------------------------
Commercial                                 $ 6,026,736   $ 5,270,660
Real estate
     Construction                              919,326       863,635
     Commercial                              2,231,786     2,370,652
     Residential                             1,408,289     1,228,446
 Consumer
     Loans                                   6,957,772     6,462,716
     Leases                                  1,910,642     1,542,139
                                           -----------   -----------
        Total loans                        $19,454,551   $17,738,248
                                           ===========   ===========

     Huntington's subsidiaries have granted loans to their officers, directors, and related associates. Such loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

--------------------------------------------------------------------
(in thousands of dollars)                       1998         1997
--------------------------------------------------------------------
Balance, beginning of year                   $ 206,971    $ 173,491
     Loans made                                 97,887      126,503
     Repayments                               (161,945)     (46,828)
     Changes due to status
        of  executive officers
        and directors                          (10,744)     (46,195)
                                              ---------    ---------
Balance, end of year                          $ 132,169    $ 206,971
                                              =========    =========

7.    ALLOWANCE FOR LOAN LOSSES

     A summary of the transactions in the allowance for loan losses and details regarding impaired loans follows for the three years ended December 31:

-----------------------------------------------------------------------------------------
(in thousands of dollars)                               1998         1997         1996
-----------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                            $ 258,171    $ 230,778    $ 222,487
Allowance related to acquisitions/other                  22,042        7,777        1,907
Loan losses                                            (126,355)    (110,723)     (91,007)
Recoveries of loans previously charged off               31,848       22,542       21,020
Provision for loan losses                               105,242      107,797       76,371
                                                      ---------    ---------    ---------
BALANCE, END OF YEAR                                  $ 290,948    $ 258,171    $ 230,778
                                                      =========    =========    =========

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR:
   With related allowance for loan losses             $  13,277    $  20,593    $  11,770
   With no related allowance for loan losses             18,340       14,166       17,503
                                                      ---------    ---------    ---------
      Total                                           $  31,617    $  34,759    $  29,273
                                                      =========    =========    =========

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR        $  32,547    $  33,968    $  31,519
                                                      =========    =========    =========

ALLOWANCE FOR LOAN LOSSES RELATED TO IMPAIRED LOANS   $   4,459    $   6,449    $   4,785
                                                      =========    =========    =========

8.     PREMISES AND EQUIPMENT

     At December 31, 1998 and 1997, premises and equipment stated at cost were comprised of the following:

-----------------------------------------------------------------------------------------
(in thousands of dollars)                                               1998       1997
-----------------------------------------------------------------------------------------
Land and land improvements                                            $ 61,902   $ 71,313
Buildings                                                              257,066    286,320
Leasehold improvements                                                  98,162     93,485
Equipment                                                              439,435    355,668
                                                                      --------   --------
    Total premises and equipment                                       856,565    806,786
Less accumulated depreciation and amortization
                                                                       409,527    417,305
Net premises and equipment                                            --------   --------
                                                                      $447,038   $389,481
                                                                      ========   ========

     Depreciation and amortization charged and rental income credited to expense were as follows:

-----------------------------------------------------------------------------------------
(in thousands of dollars)                               1998         1997         1996
-----------------------------------------------------------------------------------------
Total depreciation and amortization                   $  40,489    $  41,383    $  39,492
                                                      =========    =========    =========

Rental income credited to occupancy expense           $  13,133    $  14,842    $  11,966
                                                      =========    =========    =========

     In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 59 properties with a book value approximating $110 million. The transaction included a mix of branch banking offices, regional offices, and operations facilities, which Huntington will continue to operate under a long-term lease. Proceeds of $174.1 million received from the sale were used to reduce short-term debt. The resulting deferred gain is being amortized as a reduction of occupancy expense over the lease term.

9.    SHORT-TERM BORROWINGS

       At December 31, 1998 and 1997, short-term borrowings were comprised of the following:

--------------------------------------------------------
(in thousands of dollars)           1998         1997
--------------------------------------------------------
Federal funds purchased
   and securities sold
   under agreements to
   repurchase                    $2,137,374   $3,064,344
Commercial paper                     30,133       40,050
Other                                49,137       37,277
                                 ----------   ----------
Total short-term borrowings      $2,216,644   $3,141,671
                                 ==========   ==========

     Information concerning securities sold under agreements to repurchase is summarized as follows:

---------------------------------------------------------
(in thousands of dollars)           1998          1997
---------------------------------------------------------
Average balance during
   the year                      $1,304,499    $1,253,724
Average interest rate
   during the year                     4.48%         4.58%
Maximum month-end
   balance during the year       $1,647,599    $1,356,785

     Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington Bancshares Incorporated (Parent Company).

     Huntington has the ability to borrow under a line of credit totaling $200 million to support short-term working capital needs. Under the terms of the agreement, a quarterly fee must be paid and there are no compensating balances required. The line is cancelable, by Huntington, upon written notice and terminates August 23, 2000. There were no borrowings under the line in 1998 or 1997.

     Securities pledged to secure public or trust deposits, repurchase agreements, and for other purposes were $2.0 billion and $2.1 billion at December 31, 1998 and 1997, respectively.

10.  CAPITAL SECURITIES

     The Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company ("Capital Securities") were issued by two wholly-owned business trusts, Huntington Capital I and II ("the Trusts"). Huntington Capital I was formed in January 1997 while Huntington Capital II was formed in June 1998. The Trusts used the proceeds from the issuance of the Capital Securities, together with Huntington's investment in the common stock of the Trusts, to purchase debentures of the parent company. The junior subordinated debentures of the parent company are the only assets of the Trusts. The debentures and their related income statement effects are eliminated in Huntington's consolidated financial statements.

     The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the Trusts' obligations under the Capital Securities. The contractual arrangements guarantee payment of (a) accrued and unpaid distributions required to be paid on the Capital Securities; (b) the redemption price with respect to any Capital Securities called for redemption by the Trusts; and (c) payments due upon voluntary or involuntary liquidation, winding-up, or termination of the Trusts, as set forth in the Guarantee. The Capital Securities, and common stock, and related debentures are summarized as follows:

---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                                                         Interest
                                                                                         Rate of
                                                                        Principal       Securities      Maturity of
                                         Capital         Common         Amount of          and         Securities and
(in thousands of dollars)               Securities        Stock        Debentures       Debentures       Debentures
---------------------------------------------------------------------------------------------------------------------
Huntington Capital I                   $  200,000       $  6,186       $  206,186     LIBOR + .70% (1)  02/01/2027
Huntington Capital II                     100,000          3,093          103,093     LIBOR + .625%(2)  06/15/2028
                                         ---------        -------        ---------

Total                                  $  300,000       $  9,279       $  309,279
                                         =========        =======        =========

(1) Variable effective rate at December 31, 1998 and 1997, of 5.92% and 6.48%, respectively.

(2) Variable effective rate at December 31, 1998, of 5.85%.

11.  DEBT

     At December 31, 1998 and 1997, Huntington's debt consisted of the following:

-----------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        1998          1997
-----------------------------------------------------------------------------------------------------
MEDIUM-TERM
   Parent company (maturing through 1999)                                     $   60,000   $  220,000
   Subsidiary bank (maturing through 2007)                                     2,479,900    2,112,150
                                                                              ----------   ----------
       TOTAL MEDIUM-TERM DEBT                                                  2,539,900    2,332,150
                                                                              ----------   ----------

LONG-TERM
   Subordinated notes, 7 5/8 % , maturing in 2003, face value $150,000 at
     December 31, 1998 and 1997, net of discount                                 149,724      149,657

   Subordinated notes, 7 7/8%, maturing in 2002, face value $150,000 at
      December 31, 1998 and 1997, net of discount                                149,505      149,376

   Subordinated notes, 6 3/4%, maturing in 2003, face value $100,000 at
      December 31, 1998 and 1997, net of discount                                 99,852       99,819

   Subordinated notes, 6 3/5%, maturing in 2018, face value $200,000 at
      December 31, 1998, net of discount                                         198,278         --

   Subordinated notes, Floating Rate, maturing in 2008, face value $100,000
     at December 31, 1998, net of discount                                       100,000         --

   Federal Home Loan Bank notes maturing through 1999                             10,000       95,500
   Other                                                                            --          4,537
                                                                              ----------   ----------
       TOTAL SUBORDINATED NOTES AND OTHER LONG-TERM DEBT                         707,359      498,889
                                                                              ----------   ----------

TOTAL DEBT                                                                    $3,247,259   $2,831,039
                                                                              ==========   ==========

PARENT COMPANY OBLIGATIONS:

     The 7 7/8% Notes are not redeemable prior to maturity in 2002, and do not provide for any sinking fund. Interest rate swaps were used by Huntington to convert the Notes to a variable interest rate. At December 31, 1998, the effective interest rate on the swap-adjusted Notes was 5.96%.

     The Medium-term notes had weighted average interest rates of 6.12% and 5.99% at December 31, 1998 and 1997, respectively.

SUBSIDIARY OBLIGATIONS:

     The 7 5/8% Notes and the 6 3/4% Notes were both issued by The Huntington National Bank in 1993. Adjusted for the effects of interest rate swaps, the effective rates were 5.82% and 5.26%, respectively, at December 31, 1998. These Notes are not redeemable prior to maturity in 2003, and do not provide for any sinking fund. The 6 3/5% Notes and the Floating Rate Notes were issued by The Huntington National Bank in 1998. Adjusted for the effects of interest rate swaps, the interest rates were 5.68% and 5.73% at December 31, 1998. The Floating Rate Notes are based on the three-month London Interbank Offered Rate (LIBOR).

     The Medium-term bank notes had weighted average interest rates of 5.57% and 5.98% at December 31, 1998 and 1997, respectively. The stated interest rates on certain of these notes have also been modified by interest rate swaps. At December 31, 1998, the weighted average effective interest rate on the swap-adjusted Medium-term bank notes was 5.16%.

     The Federal Home Loan Bank notes mature serially from February 1999 through December 1999, and had a weighted average interest rate of 6.15% and 5.84% at December 31, 1998 and 1997, respectively. These advances cannot be prepaid without penalty.

     The terms of Huntington's medium and long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 1998, Huntington was in compliance with all such covenants.

------------------------------------------------------
YEAR               (in thousands of dollars)
------------------------------------------------------
1999                  $ 1,537,750
2000                      340,000
2001                      475,000
2002                      242,150
2003                      305,000
2004 and thereafter       350,000
                      -----------
                        3,249,900
Discount                   (2,641)
                      -----------

Total                 $ 3,247,259
                      ===========

12.  OPERATING LEASES

     At December 31, 1998, Huntington and its subsidiaries were obligated under noncancelable operating leases for land, buildings, and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 1998, have initial or remaining noncancelable lease terms in excess of one year.

     Excluded from the following amounts are minimum sublease rentals of $50.3 million due in the future under noncancelable subleases. The rental expense for all operating leases was $23.3 million for 1998, compared with $25.2 million in 1997 and $23.0 million in 1996.

------------------------------------------------------
YEAR                        (in thousands of dollars)
------------------------------------------------------
1999                                   $   41,206
2000                                       38,458
2001                                       36,515
2002                                       34,406
2003                                       32,164
2004 and thereafter                       429,918
                                       ----------

Total Minimum Payments                 $  612,667
                                       ==========



13.  OFF-BALANCE SHEET TRANSACTIONS

     In the normal course of business, Huntington is party to financial instruments with varying degrees of credit and market risk in excess of the amounts reflected as assets and liabilities in the consolidated balance sheet. Loan commitments and letters of credit are commonly used to meet the financing needs of customers, while interest rate swaps, purchased options, futures, and forwards are an integral part of Huntington's asset/liability management activities. To a much lesser extent, various financial instrument agreements are entered into to assist customers in managing their exposure to interest rate fluctuations. These customer agreements, for which Huntington counters interest rate risk through offsetting third party contracts, are considered trading activities.

     The credit risk arising from loan commitments and letters of credit, represented by their contract amounts, is essentially the same as that involved in extending loans to customers, and both arrangements are subject to Huntington's standard credit policies and procedures. Collateral is obtained based on management's credit assessment of the customer and, for commercial transactions, may consist of accounts receivable, inventory, income-producing properties, and other assets. Residential properties are the principal form of collateral for consumer commitments.

     Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. At December 31, 1998, Huntington's credit risk from these off-balance sheet arrangements, including trading activities, was approximately $131.3 million.

     The contract or notional amount of financial instruments with off-balance sheet risk at December 31, 1998 and 1997, is presented in the following table:

-----------------------------------------------------------
(in millions of dollars)                     1998     1997
-----------------------------------------------------------
CONTRACT AMOUNT REPRESENTS CREDIT RISK
    Commitments to extend credit
       Commercial                           $3,833   $4,058
       Consumer                              3,820    2,992
       Other                                   227      314
    Standby letters of credit                  758      677
    Commercial letters of credit               138      132

NOTIONAL AMOUNT EXCEEDS CREDIT RISK
    Asset/liability management activities
       Interest rate swaps                   4,673    3,194
       Purchased interest rate options         965      679
       Interest rate forwards and futures      620      267

    Trading activities
       Interest rate swaps                     496      126
       Interest rate options                    68       53

     Commitments to extend credit generally have short-term, fixed expiration dates, are variable rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer's credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable rate nature.

     Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 38% of standby letters of credit are collateralized, and nearly 90% are expected to expire without being drawn upon.

     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and have maturities of no longer than ninety days. These instruments are normally secured by the merchandise or cargo being traded.

     Interest rate swaps are agreements between two parties to exchange periodic interest payments that are calculated on a notional principal amount. Huntington enters into swaps to synthetically alter the repricing characteristics of designated earning assets and interest bearing liabilities and, on a much more limited basis, as an intermediary for customers. Because only interest payments are exchanged, cash requirements of swaps are significantly less than the notional amounts.

     Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Forward contracts, used primarily by Huntington in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. Huntington also purchases interest rate options (e.g. caps and floors) to manage fluctuating interest rates. Premiums paid for interest rate options grant Huntington the right to receive at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount. Exposure to loss from interest rate contracts changes as interest rates fluctuate.

14.  REGULATORY MATTERS

     The bank subsidiary of Huntington is required to maintain reserve balances with the Federal Reserve Bank. During 1998, the average balance of these deposits was $192.5 million.

     Payment of dividends to Huntington by its subsidiary bank is subject to various regulatory restrictions. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for that year and retained net income for the preceding two years, less any required transfers to surplus. Huntington's subsidiary bank could, without regulatory approval, declare dividends in 1999 of approximately $153.0 million plus an additional amount equal to its net income through the date of declaration.

     The subsidiary bank is also restricted as to the amount and type of loans it may make to Huntington. At December 31, 1998, the subsidiary bank could lend to Huntington $222.7 million, subject to the qualifying collateral requirements defined in the regulations.

         Huntington and its bank subsidiary are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on Huntington's and its bank subsidiary's financial statements. Capital adequacy guidelines require minimum ratios of 4.00% for Tier I risk-based capital, 8.00% for total risk-based capital, and 3.00% for Tier I leverage. To be considered well capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

         Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings of assets and certain off-balance sheet items, and other factors. As of December 31, 1998 and 1997, Huntington has met all capital adequacy requirements. In addition, its bank subsidiary had regulatory capital ratios in excess of the levels established for well capitalized institutions.

     Presented in the table below are the capital ratios of Huntington and its bank subsidiary, The Huntington National Bank, as well as a comparison of the period-end capital balances with the related amounts established by the regulatory agencies.

                                                                Capital Amounts
                                                        --------------------------------
                                                                                Well
(in millions of dollars)                       Ratios   Actual    Minimum    Capitalized
----------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998:
Tier I Risk-Based Capital
       Huntington Bancshares Incorporated       7.10%   $  1,720   $    970   $  1,454
       The Huntington National Bank             6.28       1,507        960      1,440
Total Risk-Based Capital
       Huntington Bancshares Incorporated      10.73       2,601      1,939      2,424
       The Huntington National Bank            10.48       2,515      1,920      2,400
Tier I Leverage
       Huntington Bancshares Incorporated       6.37       1,720        810      1,350
       The Huntington National Bank             5.61       1,507        806      1,343

AS OF DECEMBER 31, 1997:
Tier I Risk-Based Capital
       Huntington Bancshares Incorporated       8.83%   $  1,954   $    885   $  1,328
       The Huntington National Bank             6.62       1,456        880      1,321
Total Risk-Based Capital
       Huntington Bancshares Incorporated      11.68       2,584      1,770      2,213
       The Huntington National Bank            11.10       2,443      1,761      2,201
Tier I Leverage
       Huntington Bancshares Incorporated       7.77       1,954        755      1,258
       The Huntington National Bank             5.70       1,456        766      1,276

15.  LINES OF BUSINESS

         Huntington segments its operations into five distinct lines of business: Retail Banking; Corporate Banking; Dealer Sales; Private Financial Group; and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Listed below is certain financial information regarding Huntington's 1998 results by line of business. For a detailed description of the individual segments, refer to pages 13 and 14 of this Form 10-K.

-------------------------------------------------------------------------------------------------------------
                                              YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                         Private
INCOME STATEMENT                  Retail      Corporate      Dealer     Financial     Treasury/   Huntington
(IN THOUSANDS OF DOLLARS)        Banking       Banking       Sales        Group        Other     Consolidated
-------------------------------------------------------------------------------------------------------------

Net interest income (FTE)       $  576,211   $  235,041   $  164,774   $   31,585   $   23,789    $1,031,400
Provision for Loan Losses           39,934       14,631       49,655        1,022         --         105,242
Non-Interest Income                242,152       70,381        7,992       43,978       73,697       438,200
Non-Interest Expense               543,969      134,697       49,074       39,989      146,200       913,929
Income Taxes/FTE Adjustment         79,704       52,982       25,119       11,727      (20,871)      148,661
                                ----------   ----------   ----------   ----------   ----------    ----------
Net Income                      $  154,756   $  103,112   $   48,918   $   22,825   $  (27,843)   $  301,768
                                ==========   ==========   ==========   ==========   ==========    ==========

Depreciation and Amortization   $   43,438   $    7,408   $    1,412   $    1,370   $   27,328    $   80,956
                                ==========   ==========   ==========   ==========   ==========    ==========

BALANCE SHEET
(IN MILLIONS OF DOLLARS)
----------------------------

Identifiable Assets (avg)       $    7,652   $    6,003   $    5,268   $      597   $    7,372    $   26,892

Total Deposits (avg)            $   16,392   $      997   $       62   $      475   $      487    $   18,413

Capital Expenditures            $       37   $        6   $     --     $     --     $      104    $      147

16.  LEGAL CONTINGENCIES

     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington's consolidated financial position.

17.  EMPLOYEE BENEFIT PLANS

     Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees. The plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount which is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. Plan assets, held in trust, primarily consist of mutual funds.

     Huntington's unfunded defined benefit post-retirement plan provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of service. For any employee retiring on or after January 1, 1993, post-retirement healthcare and life insurance benefits are based upon the employee's number of months of service and are limited to the actual cost of coverage.

     The following table reconciles the funded status of the pension plan and the post-retirement benefit plan at the applicable September 30 measurement dates with the amounts recognized in the consolidated balance sheet at December 31:

---------------------------------------------------------------------------------------------------
                                                        PENSION                 POST-RETIREMENT
                                                        BENEFITS                    BENEFITS
---------------------------------------------------------------------------------------------------
(in thousands of dollars)                           1998        1997           1998          1997
---------------------------------------------------------------------------------------------------
Projected benefit obligation at
     beginning of year                          $ 178,325     $ 163,113     $  40,477     $  32,203
Changes due to:
     Service cost                                  11,979        10,698         1,410           959
     Interest cost                                 12,897        12,502         3,080         2,386
     Benefits paid                                (16,619)      (11,701)       (3,148)       (2,694)
     Plan amendments                                 --            --             846         4,139
     Actuarial assumptions                         11,959         3,713         3,786         3,484
                                                ---------     ---------     ---------     ---------
        Total changes                              20,216        15,212         5,974         8,274
                                                ---------     ---------     ---------     ---------
Projected benefit obligation at end of year       198,541       178,325        46,451        40,477
                                                ---------     ---------     ---------     ---------

Fair value of plan assets at
     beginning of year                            194,336       158,903          --            --
Changes due to:
     Actual return on plan assets                   4,608        47,943          --            --
     Benefits paid                                (19,217)      (12,510)         --            --
                                                ---------     ---------     ---------     ---------
        Total changes                             (14,609)       35,433          --            --
                                                ---------     ---------     ---------     ---------
Fair value of plan assets at end of year          179,727       194,336          --            --
                                                ---------     ---------     ---------     ---------
Projected benefit obligation less
      (greater) than plan assets                  (18,814)       16,011       (46,451)      (40,477)
Unrecognized net actuarial loss (gain)              2,145       (26,920)       (1,119)       (4,653)
Unrecognized prior service cost                   (13,578)      (14,905)        9,078         6,474
Unrecognized transition (asset)/
     liability, net of amortization                (1,545)       (1,986)       17,649        19,679
                                                ---------     ---------     ---------     ---------
Accrued liability                               $ (31,792)    $ (27,800)    $ (20,843)    $ (18,977)
                                                =========     =========     =========     =========

Weighted-average assumptions at September 30:
   Discount rate                                     7.00%         7.50%         7.00%         7.50%
   Expected return on plan assets                    9.25%         8.75%          N/A           N/A
   Rate of compensation increase                     5.00%         5.00%          N/A           N/A

     The following table shows the components of pension cost recognized in 1998, 1997, and 1996:.

------------------------------------------------------------------------------------------------------------
                                                PENSION BENEFITS                  POST-RETIREMENT BENEFITS
                                       ---------------------------------    --------------------------------
(in thousands of dollars)                1998         1997       1996         1998        1997        1996
------------------------------------------------------------------------------------------------------------

Service cost                           $ 11,979    $ 10,698    $ 11,243    $  1,410    $    959    $  1,214
Interest cost                            12,897      12,502      11,731       3,080       2,386       2,832
Expected return on plan assets          (16,447)    (14,197)    (12,404)       --          --          --
Amortization of transition asset           (319)       (341)       (367)      1,261       1,331       1,331
Amortization of prior service cost       (1,326)          1         140         670         259         500
Recognized net actuarial (gain) loss       (620)       (755)         24         (52)       (323)          6
                                       --------    --------    --------    --------    --------    --------

Benefit cost                           $  6,164    $  7,908    $ 10,367    $  6,369    $  4,612    $  5,883
                                       ========    ========    ========    ========    ========    ========


     The 1999 health care cost trend rate was projected to be 8.50% for pre-65 participants and 7.50% for post-65 participants compared with estimates of 9.25% and 8.00% in 1998. These rates are assumed to decrease gradually until they reach 4.75% in the year 2005 and remain at that level thereafter.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point increase would increase service and interest costs and post-retirement benefit obligation by $103 thousand and $1.1 million, respectively. A one-percentage point decrease would reduce service and interest costs by $124 thousand and post-retirement benefit obligation by $1.3 million.

     Huntington also sponsors an unfunded Supplemental Executive Retirement Plan, a nonqualified plan that provides certain key officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 1998 and 1997, the accrued pension cost for this plan totaled $9.8 million and $10.5 million, respectively. Pension expense for the plan was $1.2 million in 1998, and $1.3 million in both 1997, and 1996.

     Huntington has a contributory employee investment and tax savings plan available to eligible employees. The plan was restated from an employee stock purchase plan effective April 1, 1998, and renamed the Huntington Investment and Tax Savings Plan. Matching contributions by Huntington equal 100% on the first 3% and 50% on the next 2% of participant elective deferrals. The cost of providing this plan was $8.3 million in 1998, $9.7 million in 1997 and $9.0 million in 1996.

18.  STOCK OPTIONS

     Huntington sponsors non-qualified and incentive stock option plans covering key employees. Approximately 19.8 million shares have been authorized under the plans, 6.6 million of which were available at December 31, 1998 for future grants. All options granted have a maximum term of ten years. Options granted on or after May 18, 1994, vest ratably over prescribed periods; all grants preceding this date became fully exercisable after one year.

     Huntington has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Huntington's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Huntington's stock option activity and related information for the three years ended December 31 is summarized below. All such data has been restated, as applicable, for subsequent stock splits and stock dividends.

                                             1998                      1997                       1996
                                    -----------------------    ----------------------     ----------------------
                                                 WEIGHTED                  Weighted                   Weighted
                                                 AVERAGE                    Average                    Average
                                     OPTIONS     EXERCISE      Options     Exercise       Options     Exercise
(in thousands, except per share)    (IN 000'S)    PRICE        (in 000's)    Price        (in 000's)    Price
---------------------------------   ----------  -----------    ---------   ----------     ---------   ----------
Outstanding at beginning of period     5,417     $ 15.28         5,157      $ 12.45         5,087     $ 10.86

Granted                                1,244       30.91         1,323        25.14         1,140       17.62
Exercised                             (1,278)      10.92          (891)       13.45        (1,009)      10.14
Forfeited/Expired                       (222)      22.82          (172)       15.69           (61)      14.75
                                   ---------                  --------                   --------

Outstanding at end of period           5,161     $ 19.80         5,417      $ 15.28         5,157     $ 12.45
                                   =========                  ========                   ========

Exercisable at end of period           2,906     $ 14.52         3,242      $ 11.61         3,117     $  9.96
                                   =========                  ========                   ========

Weighted-average fair value of
   options granted during the year               $  8.59                    $  6.94                   $  5.02



     Exercise prices for options outstanding as of December 31, 1998, ranged from $5.30 to $32.27. The weighted-average remaining contractual life of these options is 6.9 years.

     The fair value of the options presented above was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.28%, 6.44%, and 6.78%; dividend yields of 2.59%, 2.86%, and 3.41%;
volatility factors of the expected market price of Huntington's common stock of .262, .262, and .280; and a weighted average expected option life of 6 years.

        The following pro forma disclosures present Huntington's net income and earnings per common share under the fair value method of accounting for stock options:

-------------------------------------------------------
                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------
(in millions, except per
   share amounts)          1998       1997       1996
-------------------------------------------------------
PRO FORMA
Net income                $  297.8   $ 290.6    $ 303.2
Earnings per common
   share--diluted            $1.40     $1.37      $1.42
-------------------------------------------------------

19.  EARNINGS PER SHARE AND COMMON STOCK
     REPURCHASE PROGRAM

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options and the conversion impact of convertible equity instruments. The calculation of basic and diluted earnings per share follows for each of the three years ended December 31:

--------------------------------------------------------
(in thousands, except      1998       1997       1996
per share amounts)
--------------------------------------------------------

Net income                $301,768   $292,663   $304,269
Impact of
convertible
   debt                       --         --           13
                          --------   --------   --------
   Diluted net income     $301,768   $292,663   $304,282
                          ========   ========   ========
Average common
   shares outstanding      211,426    209,884    211,741
Dilutive effect of:
   Stock options             2,028      2,564      1,991
   Convertible debt           --         --           33
                          --------   --------   --------
   Diluted common
       shares
       outstanding         213,454    212,448    213,765
                          ========   ========   ========

Earnings per share
   Basic                  $   1.43   $   1.39   $   1.44
   Diluted                $   1.41   $   1.38   $   1.42

     Average common shares outstanding and the dilutive effect of stock options and convertible debt have been adjusted for subsequent stock dividends and stock splits, as applicable.

     In September 1998, the Board of Directors authorized the reactivation of Huntington's common stock repurchase program, which was previously suspended in May 1997 due to the First Michigan pooling-of-interests merger transaction. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 15 million, up from approximately 3 million shares remaining when the plan was suspended. The shares will be purchased through open market purchases and privately negotiated transactions.

     Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. In 1998, Huntington repurchased approximately 1.1 million shares.


















20.   INCOME TAXES

     The following is a summary of the provision for income taxes:

----------------------------------------------------------
(in thousands of dollars)   1998      1997       1996
----------------------------------------------------------
Currently payable
     Federal              $133,012   $115,197   $114,183
     State                   2,573      3,617      3,076
                          --------   --------   --------
        Total current      135,585    118,814    117,259
                          --------   --------   --------

Deferred tax expense
     Federal                 1,972     46,088     34,378
     State                     797      1,599      1,362
                          --------   --------   --------
        Total deferred       2,769     47,687     35,740
                          --------   --------   --------
Total provision for
   income taxes           $138,354   $166,501   $152,999
                          ========   ========   ========

     Tax expense associated with securities transactions included in the above amounts were $10.8 million in 1998, $2.9 million in 1997, and $6.2 million in 1996.

     The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:

---------------------------------------------------------------
(in thousands of dollars)  1998        1997         1996
----------------------------------------------------------------
 Pre-tax income
   computed at the
   statutory rate        $ 154,043   $160,708   $160,043
Increases
(decreases):
    Tax-exempt income      (16,107)    (7,101)    (7,623)
    State income taxes       2,191      3,391      2,885
    Other-net               (1,773)     9,503     (2,306)
                          --------   --------   --------
Provision for income
    Taxes                 $138,354   $166,501   $152,999
                          ========   ========   ========

     The significant components of deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows:

-----------------------------------------------------
(in thousands of dollars)             1998       1997
-----------------------------------------------------

Deferred tax assets:
    Allowance for loan losses      $ 87,642   $ 85,873
    Pension and other
       employee benefits             29,214     28,131
    Premises and equipment            7,641       --
    Revalued liabilities - net        6,991       --

    Other                            36,322     12,535
                                   --------   --------
Total deferred tax assets           167,810    126,539
                                   --------   --------

Deferred tax liabilities:
    Lease financing                 225,883    181,987
    Mortgage servicing rights        18,964     14,094

    Premises and equipment             --       12,201
    Securities                       13,369      8,192
    Other                            27,637     23,057
                                   --------   --------
Total deferred tax liabilities      285,853    239,531
                                   --------   --------

Net deferred tax liability         $118,043   $112,992
                                   ========   ========

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997:

---------------------------------------------------------------------------
(in thousands of dollars,
  except per share data)            I Q        II Q      III Q       IV Q
---------------------------------------------------------------------------
1998
Interest income                   $502,480   $491,268   $505,221   $500,395
Interest expense                   247,632    243,839    253,706    233,094
                                  --------   --------   --------   --------
Net interest income                254,848    247,429    251,515    267,301
                                  --------   --------   --------   --------
Provision for loan losses           22,181     24,595     24,160     34,306
Securities gains                     3,089     14,316     10,615      1,773
Non-interest income                 92,330    105,340    104,026    106,711
Non-interest expense               196,442    206,678    211,877    208,932
Special charges                       --         --         --       90,000
                                  --------   --------   --------   --------
Income before income taxes         131,644    135,812    130,119     42,547
Provision for income taxes          42,158     43,503     41,364     11,329
                                  --------   --------   --------   --------
Net income                        $ 89,486   $ 92,309   $ 88,755   $ 31,218
                                  ========   ========   ========   ========

Net income per common share (1)
   Basic                          $   0.42   $   0.44   $   0.42   $   0.15
   Diluted                        $   0.42   $   0.43   $   0.42   $   0.15

---------------------------------------------------------------------------
(in thousands of dollars,
  except per share data)            I Q        II Q      III Q      IV Q
---------------------------------------------------------------------------
1997
Interest income                   $475,874   $503,018   $502,821   $499,760
Interest expense                   228,323    240,060    245,663    240,197
                                  --------   --------   --------   --------
Net interest income                247,551    262,958    257,158    259,563
                                  --------   --------   --------   --------
Provision for loan losses           22,380     30,831     28,351     26,235
Securities gains                     2,098      3,604      1,242      1,034
Non-interest income                 74,633     77,897     94,855     87,476
Non-interest expense               183,861    185,805    193,747    188,532
Special charges                       --         --       51,163       --
                                  --------   --------   --------   --------
Income before income taxes         118,041    127,823     79,994    133,306
Provision for income taxes          40,862     44,220     38,762     42,657
                                  --------   --------   --------   --------
Net income                        $ 77,179   $ 83,603   $ 41,232   $ 90,649
                                  ========   ========   ========   ========

Net income per common share (1)
   Basic                          $   0.37   $   0.40   $   0.20   $   0.43
   Diluted                        $   0.37   $   0.39   $   0.20   $   0.42
---------------------------------------------------------------------------

(1) Adjusted for stock dividends and stock splits, as applicable.

22.   NON-INTEREST INCOME

     A summary of the components in non-interest income follows for the three years ended December 31:

------------------------------------------------------------------------------
(in thousands of dollars)                         1998       1997       1996
------------------------------------------------------------------------------
Service charges on deposit accounts             $126,403   $117,852   $107,669
Mortgage banking                                  60,006     55,715     43,942
Trust services                                    50,754     48,102     42,237
Brokerage and insurance income                    36,710     27,084     20,856
Electronic banking fees                           29,202     22,705     12,013
Bank Owned Life Insurance income                  28,712       --         --
Credit card fees                                  21,909     20,467     23,086
Other                                             54,711     42,936     46,640
                                                --------   --------   --------
  TOTAL NON-INTEREST INCOME BEFORE SECURITIES
  GAINS                                          408,407    334,861    296,443
                                                --------   --------   --------

Securities gains                                  29,793      7,978     17,620
                                                --------   --------   --------
  TOTAL NON-INTEREST INCOME                     $438,200   $342,839   $314,063
                                                ========   ========   ========

23.   NON-INTEREST EXPENSE

     A summary of the components in non-interest expense follows for the three years ended December 31:

----------------------------------------------------------------------------
(in thousands of dollars)                       1998       1997       1996
----------------------------------------------------------------------------
Personnel and related costs                   $428,539   $392,793   $360,865
Outside data processing and other services      74,795     66,683     58,367
Equipment                                       62,040     57,867     50,887
Net occupancy                                   54,123     49,509     49,676
Marketing                                       32,260     32,782     20,331
Telecommunications                              29,429     21,527     16,567
Amortization of intangible assets               25,689     13,019     10,220
Legal and other professional services           25,160     24,931     20,313
Printing and supplies                           23,673     21,584     19,602
Franchise and other taxes                       22,103     19,836     20,359
Other                                           46,118     51,414     48,323
                                              --------   --------   --------
  TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
    CHARGES                                    823,929    751,945    675,510
                                              --------   --------   --------
Special charges, including merger costs         90,000     51,163      --
                                              --------   --------   --------
  TOTAL NON-INTEREST EXPENSE                  $913,929   $803,108   $675,510
                                              ========   ========   ========


24.  COMPREHENSIVE INCOME

     The components of Other Comprehensive Income were as follows in each of the three years ended December 31:

----------------------------------------------------------------------------
(in thousands of dollars)                      1998        1997        1996
----------------------------------------------------------------------------
Unrealized holding gains (losses)
arising during the period:
     Unrealized net gains (losses)         $ 45,095    $ 52,806    $(70,164)
     Related tax (expense) benefit          (15,837)    (18,889)     24,896
                                            --------    --------    --------
     Net                                     29,258      33,917     (45,268)
                                            --------    --------    --------

Less: Reclassification adjustment
for net gains realized during the period:
     Realized net gains                      29,793       7,978      17,620
     Related tax expense                    (10,428)     (2,792)     (6,167)
                                            --------    --------    --------
     Net                                     19,365       5,186      11,453
                                            --------    --------    --------
Total Other Comprehensive Income           $  9,893    $ 28,731    $(56,721)
                                            ========    ========    ========

                                       50

25.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Huntington's financial instruments are presented in the table on the next page. Certain assets, the most significant being Bank Owned Life Insurance and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent Huntington's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

     The terms and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks, interest bearing deposits in banks, trading account securities, federal funds sold and securities purchased under resale agreements, customers' acceptance liabilities, short-term borrowings, and bank acceptances outstanding. Loan commitments and letters of credit generally have short-term, variable rate features and contain clauses that limit Huntington's exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

     The following methods and assumptions were used by Huntington to estimate the fair value of the remaining classes of financial instruments:

     Mortgages held for sale are valued at the lower of aggregate cost or market value primarily as determined using outstanding commitments from investors.

     Fair values of securities available for sale and investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount and fair value of securities exclude the fair value of asset/liability management interest rate contracts designated as hedges of securities available for sale.

     For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Although not considered financial instruments, lease financing receivables have been included in the loan totals at their carrying amounts.

     The fair values of demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

     The fair values of Huntington's fixed rate long-term debt, as well as medium-term notes and Capital Securities, are based upon quoted market prices or, in the absence of quoted market prices, discounted cash flows using rates for similar debt with the same maturities. The carrying amount of variable rate obligations approximates fair value.

     The fair values of interest rate swap agreements and other off-balance sheet interest rate contracts are based upon quoted market prices or prices of similar instruments, when available, or calculated with pricing models using current rate assumptions.

----------------------------------------------------------------------------------------------------------
                                                    AT DECEMBER 31, 1998             AT DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------
                                                   CARRYING          FAIR          CARRYING          FAIR
(in thousands of dollars)                           AMOUNT           VALUE          AMOUNT           VALUE
----------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
     Cash and short-term assets                  $  1,454,142    $  1,454,142    $  1,691,187    $  1,691,187
     Trading account securities                         3,839           3,839           7,082           7,082
     Mortgages held for sale                          466,664         466,664         192,948         192,948
     Securities                                     4,806,349       4,806,459       5,742,824       5,743,197
     Loans                                         19,163,603      19,338,129      17,480,077      17,777,451
     Customers' acceptance liability                   22,591          22,591          27,818          27,818
     Interest rate contracts:
          Asset/liability management                   19,610          67,507          17,557          42,547
          Customer accommodation                        9,638           9,638           2,606           2,606
FINANCIAL LIABILITIES:
     Deposits                                     (19,722,772)    (19,788,328)    (17,983,718)    (18,012,315)
     Short-term borrowings                         (2,216,644)     (2,216,644)     (3,141,671)     (3,141,671)
     Bank acceptances outstanding                     (22,591)        (22,591)        (27,818)        (27,818)
     Medium-term notes                             (2,539,900)     (2,560,426)     (2,332,150)     (2,341,040)
     Subordinated notes and other long-term debt     (707,359)       (733,083)       (498,889)       (517,791)
     Capital Securities                              (300,000)       (299,609)       (200,000)       (192,726)
     Interest rate contracts:
          Asset/liability management                     --           (11,126)           --            (2,554)
          Customer accommodation                       (7,388)         (7,388)         (1,859)         (1,859)

26.  HUNTINGTON BANCSHARES INCORPORATED (PARENT COMPANY ONLY)
     FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                 DECEMBER 31,
-----------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  1998         1997
-----------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                               $  179,981   $  285,926
Securities available for sale                                               22,659        7,635
Due from subsidiaries
     Bank subsidiary                                                       220,842      600,578
     Non-bank subsidiaries                                                  18,859       10,297
Investment in subsidiaries on the equity method
     Bank subsidiary                                                     2,235,414    1,721,789
     Non-bank subsidiaries                                                  24,110       29,411
Excess of cost of investment in subsidiaries over net assets acquired       11,586       12,155
Other assets                                                                86,227       89,321
                                                                        ----------   ----------
        TOTAL ASSETS                                                    $2,799,678   $2,757,112
                                                                        ==========   ==========
LIABILITIES
Short-term borrowings                                                   $   30,644   $   40,525
Medium-term notes                                                           60,000      220,000
Subordinated notes
     Subsidiary trusts                                                     309,279      206,187
     Unaffiliated companies                                                149,505      153,913
Dividends payable                                                           42,406       38,591
Accrued expenses and other liablities                                       59,049       72,505
                                                                        ----------   ----------
        TOTAL LIABILITIES                                                  650,883      731,721
                                                                        ----------   ----------
SHAREHOLDERS' EQUITY                                                     2,148,795    2,025,391
                                                                        ----------   ----------
        TOTAL LIABLITIES AND SHAREHOLDERS' EQUITY                       $2,799,678   $2,757,112
                                                                        ==========   ==========

------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME                                                YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------
(in thousands of dollars)                                      1998        1997        1996
------------------------------------------------------------------------------------------------
INCOME
  Dividends from
     Bank subsidiary                                         $ 186,381   $ 228,892    $ 348,516
     Non-bank subsidiaries                                       4,000       2,961        6,385
  Interest from
     Bank subsidiary                                            41,507      18,227        3,482
     Non-bank subsidiaries                                         329      19,032       11,787
  Other                                                          3,094       1,537          813
                                                             ---------   ---------    ---------
          TOTAL INCOME                                         235,311     270,649      370,983
                                                             ---------   ---------    ---------

EXPENSE
  Interest on debt                                              27,340      36,128       23,716
  Other                                                         13,722      30,020       18,295
                                                             ---------   ---------    ---------
          TOTAL EXPENSE                                         41,062      66,148       42,011
                                                             ---------   ---------    ---------
Income before income taxes and equity in
  undistributed net income of subsidiaries                     194,249     204,501      328,972
Income tax expense (benefit)                                     2,089      (8,630)     (13,986)
                                                             ---------   ---------    ---------
Income before equity in undistributed
  net income of subsidiaries                                   192,160     213,131      342,958
                                                             ---------   ---------    ---------
Equity in undistributed net income of
     Bank subsidiary                                           106,967      80,523      (48,616)
     Non-bank subsidiaries                                       2,641        (991)       9,927
                                                             ---------   ---------    ---------
          NET INCOME                                         $ 301,768   $ 292,663    $ 304,269
                                                             =========   =========    =========

26. HUNTINGTON BANCSHARES INCORPORATED (PARENT COMPANY ONLY)
    FINANCIAL INFORMATION (CONTINUED)

---------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                     YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                1998         1997        1996
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net Income                                                      $ 301,768    $ 292,663    $ 304,269
      Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed net income of subsidiaries           (109,608)     (79,532)      38,689
          Provision for amortization and depreciation                     3,244        3,460        5,285
          Increase in other assets                                      (14,413)      (4,961)     (26,139)
          Decrease in other liabilities                                 (15,978)     (13,942)     (18,340)
                                                                      ---------    ---------    ---------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                165,013      197,688      303,764
                                                                      ---------    ---------    ---------

INVESTING ACTIVITIES
      (Increase) decrease in investments in subsidiaries               (386,500)     197,263       (1,433)
      Repayments from (advances to) subsidiaries                        374,140      (71,485)    (167,289)
      Other                                                                 (41)     (15,000)      (4,775)
                                                                      ---------    ---------    ---------
               NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES     (12,401)     110,778     (173,497)
                                                                      ---------    ---------    ---------

FINANCING ACTIVITIES
     (Decrease) increase in short-term borrowings                        (9,881)        --         15,000
      Proceeds from issuance of subordinated notes to subsidiary trusts 100,000      200,000         --
      Payment of long-term debt                                          (4,537)     (25,000)        (346)
      Proceeds from issuance of medium-term notes                          --         40,000      225,000
      Payment of medium-term notes                                     (160,000)    (140,000)     (80,000)
      Dividends paid on common stock                                   (157,632)    (132,760)    (125,379)
      Acquisition of treasury stock                                     (31,192)     (56,175)    (258,415)
      Proceeds from issuance of treasury stock                            4,685       27,266       43,971
                                                                      ---------    ---------    ---------
               NET CASH USED FOR FINANCING ACTIVITIES                  (258,557)     (86,669)    (180,169)
                                                                      ---------    ---------    ---------
               CHANGE IN CASH AND CASH EQUIVALENTS                     (105,945)     221,797      (49,902)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           285,926       64,129      114,031
                                                                      ---------    ---------    ---------
               CASH AND CASH EQUIVALENTS AT END OF YEAR               $ 179,981    $ 285,926    $  64,129
                                                                      =========    =========    =========

     Supplemental data required for this item is set forth in Item 7 on page 28 under the caption "Selected Quarterly Income Statement Data."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 2 through 4, under the caption "Executive Officers of the Corporation" on pages 18 and 19 and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of Huntington's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 7 through 14, and under the caption "Compensation of Directors" on pages 4 and 5, of Huntington's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 5 and 6, of Huntington's 1999 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 6 and 7, and under the caption "Compensation Committee Interlocks and Insider Participation" on page 14 of Huntington's 1999 Proxy Statement, and is incorporated herein by reference.


                                     Part IV
                                     -------

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

         (1) The report of independent auditors and consolidated financial statements appearing in Item 8.

         (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

         (3) The exhibits required by this item are listed in the Exhibit Index on pages 58 through 60 of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(n) in the Exhibit Index.

    (b) During the quarter ended December 31, 1998, Huntington filed one Current Report on Form 8-K. The report, dated October 14, 1998, was filed under Item 7, and concerned Huntington's results of operations for the quarter ended September 30, 1998.

    (c) The exhibits to this Form 10-K begin on page 58.

    (d) See Item 14(a)(2) above.

Signatures
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 1999.

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------
                                  (Registrant)

By:   /s/Frank Wobst                      By:   /s/Gerald R. Williams
   --------------------------------          -----------------------------------
      Frank Wobst                              Gerald R. Williams
      Director, Chairman and                   Executive Vice President and
      Chief Executive Officer                  Chief Financial Officer
      (Principal Executive Officer)            (Principal Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 19th day of February, 1999.

/s/Don M. Casto, III                     /s/George A. Skestos
-------------------------------          ---------------------------------------
Don M. Casto, III                        George A. Skestos
Director                                 Director

/s/Don Conrad                            /s/Lewis R. Smoot, Sr.
-------------------------------          ---------------------------------------
Don Conrad                               Lewis R. Smoot, Sr.
Director                                 Director

/s/Patricia T. Hayot                     /s/Timothy P. Smucker
-------------------------------          ---------------------------------------
Patricia T. Hayot                        Timothy P. Smucker
Director                                 Director

/s/Wm. J. Lhota                          /s/William J. Williams
-------------------------------          ---------------------------------------
Wm. J. Lhota                             William J. Williams
Director                                 Director

/s/Robert H. Schottenstein
-------------------------------
Robert H. Schottenstein
Director

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

    (i)(c).    Articles of Amendment to Articles of Restatement of Charter --
                  previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

    (ii).      Amended and Restated Bylaws.

  4(a).        Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

    (b).       Rights Plan, dated February 22, 1990, between Huntington
                  Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) -- previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

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

    (b).       Form of Tier I Executive Agreement for certain executive
                  officers.

    (c).       Form of Tier II Executive Agreement for certain executive
                  officers.

    (d).       Schedule identifying material details of Executive Agreements, substantially similar to Exhibits 10(b) and 10(c).

    (e).       Huntington Bancshares Incorporated Amended and Restated
                  Incentive Compensation Plan -- previously filed as
                  Exhibit 10(i) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995, and incorporated herein by reference.

    (f).       Amended and Restated Long-Term Incentive Compensation Plan, as
                  amended and effective for performance cycles beginning on or after January 1, 1996 -- previously filed as Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (g)(1).    Supplemental Executive Retirement Plan with First and Second
                  Amendments -- previously filed as Exhibit 10(g) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (g)(2).    Third Amendment to Supplemental Executive Retirement Plan --
                  previously filed as Exhibit 10(k)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    (h).       Deferred Compensation Plan and Trust for Directors -- reference is made to Exhibit 4(a) of Post-Effective Amendment No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

    (i)(1).    1983 Stock Option Plan -- reference is made to Exhibit 4A of
                   Registration Statement on Form S-8, Registration No. 2-89672, filed with the Securities and Exchange Commission on February 27, 1984, and incorporated herein by reference.

    (i)(2).    1983 Stock Option Plan -- Second Amendment -- previously filed as
                   Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (i)(3).    1983 Stock Option Plan -- Third Amendment -- previously filed as
                   Exhibit 10(j)(3) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

    (i)(4).    1983 Stock Option Plan -- Fourth Amendment -- previously filed as
                   Exhibit (m)(4) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

    (i)(5).    1983 Stock Option Plan -- Fifth Amendment -- previously filed as
                   Exhibit (m)(5) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (j)(1).    1990 Stock Option Plan -- reference is made to Exhibit 4(a) of
                   Registration Statement on Form S-8, Registration No. 33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

    (j)(2).    First Amendment to Huntington Bancshares Incorporated 1990 Stock
                   Option Plan -- previously filed as Exhibit 10(q)(2) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (j)(3).    Second Amendment to Huntington Bancshares Incorporated 1990 Stock
                  Option Plan -- previously filed as Exhibit 10(n)(3) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (j)(4).    Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

    (k)(1).    The Huntington Supplemental Stock Purchase and Tax Savings Plan
                  and Trust (as amended and restated as of February 9, 1990) -- previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

    (k)(2).    First Amendment to The Huntington Supplemental Stock Purchase and
                  Tax Savings Plan and Trust Plan -- previously filed as Exhibit 10(o)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

    (l).       Deferred Compensation Plan and Trust for Huntington Bancshares
                  Incorporated Directors -- reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

    (m).       Huntington Bancshares Incorporated Retirement Plan For Outside
                  Directors, previously filed as Exhibit 10(t) to Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    (n).       Huntington Supplemental Retirement Income Plan -- previously filed as Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

   21.         Subsidiaries of the Registrant.

   23(a).      Consent of Ernst & Young, LLP, Independent Auditors.

   27.         Financial Data Schedule.