Form 10-Q
period 1999-03-31
HUNTINGTON BANCSHARES INC/MD
filed 1999-05-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED March 31, 1999


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


 Yes   X                No
     =====                 =====


There were 210,018,446 shares of Registrant's without par value common stock outstanding on April 30, 1999.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,        DECEMBER 31,       MARCH 31,
(in thousands of dollars)                                               1999               1998             1998
----------------------------------------------------------------     -----------       ------------      -----------
ASSETS
Cash and due from banks ........................................     $   971,446       $ 1,215,814       $ 1,023,138
Interest bearing deposits in banks .............................           8,143           102,564             2,378
Trading account securities .....................................          27,755             3,839            19,489
Federal funds sold and securities
     purchased under resale agreements .........................          11,238           135,764             8,573
Mortgages held for sale ........................................         279,794           466,664           314,034
Securities available for sale - at fair value ..................       5,367,871         4,781,415         6,345,104
Investment securities - fair value $23,415; $25,044; and
     $33,631, respectively .....................................          23,044            24,934            31,631
Total loans (1) ................................................      19,731,593        19,454,551        17,748,389
     Less allowance for loan losses ............................         291,066           290,948           258,262
                                                                     -----------       -----------       -----------
Net loans ......................................................      19,440,527        19,163,603        17,490,127
                                                                     -----------       -----------       -----------
Premises and equipment .........................................         441,426           447,038           400,331
Customers' acceptance liability ................................          19,402            22,591            26,518
Accrued income and other assets ................................       1,987,262         1,932,110         1,147,156
                                                                     -----------       -----------       -----------

TOTAL ASSETS ...................................................     $28,577,908       $28,296,336       $26,808,479
                                                                     ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .............................................     $19,046,901       $19,722,772       $17,700,544
Short-term borrowings ..........................................       2,884,722         2,216,644         2,671,383
Bank acceptances outstanding ...................................          19,402            22,591            26,518
Medium-term notes ..............................................       2,864,900         2,539,900         3,147,150
Subordinated notes and other long-term debt ....................         707,438           707,359           483,854
Company obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   the junior subordinated debentures of the parent company.....         300,000           300,000           200,000
Accrued expenses and other liabilities .........................         616,488           638,275           504,936
                                                                     -----------       -----------       -----------
     Total Liabilities .........................................      26,439,851        26,147,541        24,734,385
                                                                     -----------       -----------       -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized
          500,000,000 shares; issued and outstanding
          212,596,344; 212,596,344; and 193,279,797 shares,
          respectively .........................................       2,152,076         2,152,076         1,528,768
      Less 2,425,491; 1,850,007; and 961,290 treasury
          shares, respectively .................................         (68,535)          (49,271)          (25,218)
     Capital surplus ...........................................         (17,258)          (14,161)          394,715
     Accumulated other comprehensive income ....................         (18,220)           24,693            10,410
     Retained earnings .........................................          89,994            35,458           165,419
                                                                     -----------       -----------       -----------
     Total Shareholders' Equity ................................       2,138,057         2,148,795         2,074,094
                                                                     -----------       -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................     $28,577,908       $28,296,336       $26,808,479
                                                                     ===========       ===========       ===========

(1) See page 11 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
(in thousands of dollars, except per share amounts)                1999             1998
----------------------------------------------------------     ------------     ------------
Interest and fee income
     Loans ...............................................     $    410,181     $    400,807
     Securities ..........................................           78,852           97,171
     Other ...............................................            6,659            4,502
                                                               ------------     ------------
               TOTAL INTEREST INCOME .....................          495,692          502,480
                                                               ------------     ------------
Interest expense
     Deposits ............................................          156,305          162,252
     Short-term borrowings ...............................           30,475           33,822
     Medium-term notes ...................................           34,754           41,440
     Subordinated notes and other long-term debt .........           14,637           10,118
                                                               ------------     ------------
               TOTAL INTEREST EXPENSE ....................          236,171          247,632
                                                               ------------     ------------

               NET INTEREST INCOME .......................          259,521          254,848
Provision for loan losses ................................           25,305           22,181
                                                               ------------     ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES.......          234,216          232,667
                                                               ------------     ------------

Total non-interest income (1) ............................          109,872           95,419
Total non-interest expense (1) ...........................          202,106          196,442
                                                               ------------     ------------

               INCOME BEFORE INCOME TAXES ................          141,982          131,644
Provision for income taxes ...............................           45,410           42,158
                                                               ------------     ------------

               NET INCOME ................................     $     96,572     $     89,486
                                                               ============     ============


PER COMMON SHARE (2)
     Net income
          Basic ..........................................     $       0.46     $       0.42
          Diluted ........................................     $       0.46     $       0.42

     Cash dividends declared .............................     $       0.20     $       0.18


AVERAGE COMMON SHARES OUTSTANDING (2)
          Basic ..........................................      210,417,282      211,377,206
          Diluted ........................................      212,187,011      213,809,119

(1) See page 12 for detail of non-interest income and non-interest expense.
(2) Adjusted for stock splits and stock dividends, as applicable.

See notes to unaudited consolidated financial statements.

------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       ACCUMULATED
                                                                                                 OTHER
                                          COMMON     COMMON    TREASURY  TREASURY   CAPITAL   COMPREHENSIVE   RETAINED
                                          SHARES     STOCK      SHARES    STOCK     SURPLUS      INCOME       EARNINGS     TOTAL
----------------------------------------  -------  ----------  --------  --------   --------  -------------  ----------  ----------
Three Months Ended March 31, 1998:
 Balance, beginning of period             193,279  $1,528,768   (1,543)  $(36,791)  $404,235    $ 14,800      $114,379   $2,025,391
    Comprehensive Income:
    Net income                                                                                                  89,486       89,486
    Unrealized net holding losses on
      securities available for sale
      arising during the period                                                                   (4,390)                    (4,390)
                                                                                                                         ----------
      Total comprehensive income                                                                                             85,096
                                                                                                                         ----------
    Cash dividends declared                                                                                    (38,446)     (38,446)
    Stock issued for acquisition                                   160      3,883     (3,815)                                    68
    Stock options exercised                                        403      7,218     (5,907)                                 1,311
    Treasury shares sold to
      employee benefit plans                                        19        472        202                                    674
                                          -------  ----------   ------   --------   --------    --------       --------  ----------
 Balance, end of period                   193,279  $1,528,768     (961)  $(25,218)  $394,715    $ 10,410       $165,419  $2,074,094
                                          =======  ==========   ======   ========   ========    ========       ========  ==========

THREE MONTHS ENDED MARCH 31, 1999:
 BALANCE, BEGINNING OF PERIOD             212,596  $2,152,076   (1,850)  $(49,271)  $(14,161)   $ 24,693       $ 35,458  $2,148,795
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                                   96,572      96,572
    UNREALIZED NET HOLDING LOSSES ON
      SECURITIES AVAILABLE FOR SALE
      ARISING DURING THE PERIOD                                                                  (42,913)                   (42,913)
                                                                                                                         ----------
      TOTAL COMPREHENSIVE INCOME                                                                                             53,659
                                                                                                                         ----------
    CASH DIVIDENDS DECLARED                                                                                     (42,036)    (42,036)
    STOCK OPTIONS EXERCISED                                        153      4,384     (3,097)                                 1,287
    TREASURY SHARES PURCHASED                                     (751)   (24,349)                                          (24,349)
    TREASURY SHARES SOLD TO
      EMPLOYEE BENEFIT PLANS                                        23        701                                               701
                                          -------  ----------   ------   --------   --------    --------       --------  ----------
 BALANCE, END OF PERIOD                   212,596  $2,152,076   (2,425)  $(68,535)  $(17,258)   $(18,220)      $ 89,994  $2,138,057
                                          =======  ==========   ======   ========   ========    ========       ========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
(in thousands of dollars)                                                                1999            1998
                                                                                     -----------     -----------
OPERATING ACTIVITIES
    Net Income .................................................................     $    96,572     $    89,486
    Adjustments to reconcile net income to net cash
    provided by operating activities
              Provision for loan losses ........................................          25,305          22,181
              Provision for depreciation and amortization ......................          29,572          17,768
              Deferred income tax expense ......................................          18,970           5,358
              Increase in trading account securities ...........................         (23,916)        (12,407)
              Decrease (increase) in mortgages held for sale ...................         186,870        (121,086)
              Net gains on sales of securities .................................          (2,310)         (3,089)
              (Increase) decrease in accrued income receivable .................         (12,172)          4,758
              Net (increase) decrease in other assets ..........................         (65,739)         22,500
              (Decrease) increase in accrued expenses ..........................          (1,861)         11,907
              Net increase (decrease) in other liabilities .....................             695         (30,835)
                                                                                     -----------     -----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES ................         251,986           6,541
                                                                                     -----------     -----------

INVESTING ACTIVITIES
    Decrease in interest bearing deposits in banks .............................          94,421          37,240
    Proceeds from:
        Maturities and calls of investment securities ..........................           1,883           1,348
        Maturities and calls of securities available for sale ..................         245,678         191,087
        Sales of securities ....................................................         322,062         485,158
    Purchases of securities available for sale .................................      (1,219,206)     (1,300,626)
    Proceeds from sales of loans ...............................................           1,348          24,548
    Net loan originations, excluding sales .....................................        (304,343)        (56,882)
    Purchases of premises and equipment ........................................         (18,220)        (21,788)
    Proceeds from sales of other real estate ...................................           2,794           4,802
                                                                                     -----------     -----------
                      NET CASH USED FOR INVESTING ACTIVITIES ...................        (873,583)       (635,113)
                                                                                     -----------     -----------

FINANCING ACTIVITIES
    Decrease in total deposits .................................................        (675,856)       (284,643)
    Increase in short-term borrowings ..........................................         668,078          99,712
    Payment of long-term debt ..................................................            --           (15,000)
    Proceeds from issuance of medium-term notes ................................       1,085,000         325,000
    Payment of medium-term notes ...............................................        (760,000)        (80,000)
    Dividends paid on common stock .............................................         (42,158)        (38,339)
    Repurchase of common stock .................................................         (24,349)           --
    Proceeds from issuance of common stock .....................................           1,988           1,984
                                                                                     -----------     -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES ................         252,703           8,714
                                                                                     -----------     -----------
                      CHANGE IN CASH AND CASH EQUIVALENTS ......................        (368,894)       (619,858)
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........       1,351,578       1,651,569
                                                                                     -----------     -----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............     $   982,684     $ 1,031,711
                                                                                     ===========     ===========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.      Basis of Presentation

        The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the interim periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's 1998 Annual Report on Form 10-K should be read in conjunction with these interim financial statements.

B.      Reclassifications

        Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income.

C.      Comprehensive Income

        Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows:

(in thousands)                                   THREE MONTHS ENDED
                                                      MARCH 31
                                                -------------------
                                                  1999        1998
                                                --------    -------
Unrealized holding losses
    Arising during the period:
        Unrealized net losses                   $(64,066)   $(3,704)
        Related tax benefit                       22,654      1,322
                                                --------    -------
                     Net                         (41,412)    (2,382)
                                                --------    -------
Reclassification adjustment for net
  Losses realized during the period
        Realized net losses                       (2,310)    (3,089)
        Related tax benefit                          809      1,081
                                                --------    -------
                     Net                          (1,501)    (2,008)
                                                --------    -------

Total Other Comprehensive Income                $(42,913)   $(4,390)
                                                ========    =======

D.      New Accounting Pronouncements

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

        In June 1998, an additional $100 million of company obligated mandatorily redeemable capital securities were issued by Huntington Capital II ("the Series B Trust"), a statutory business trust also owned by Huntington. The proceeds, including $3.1 million of common securities purchased by Huntington, were used by the Series B Trust to purchase from Huntington $103.1 million of Series B Floating Rate Junior Subordinated Debentures.

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

F.      Special Charge

        In October 1998, Huntington announced several initiatives to strengthen its financial performance. These initiatives included the realignment of the banking network; the exit of underperforming product lines and delivery channels; the reduction of 1,000 work force positions, or approximately 10% of the total employee base; and other cost savings measures. As a result of the above initiatives, Huntington incurred a special charge of $90 million in the fourth quarter of 1998. Refer to Note 2 in the Notes to the Consolidated Financial Statements appearing in Huntington's 1998 Annual Report on Form 10-K for further information.

        The table below summarizes the major components of the special charge, as well as the related amounts applied against the reserve through March 31, 1999. Huntington expects that the remaining reserve of $41 million, which represents estimated future cash outlays, will be substantially utilized by the end of 1999.

--------------------------------------------------------------------------------------------
                                   EMPLOYEE     OPERATIONS      RETAIL       EXIT
(in millions of dollars)            COSTS       EQUIPMENT    BANK OFFICES    COSTS    TOTAL
--------------------------------------------------------------------------------------------
Special Charge                       $26           $ 12          $20          $32      $ 90
Utilization:
   Cash                               (8)            --           --           (7)      (15)
   Non-cash                           --            (12)          (5)          (4)      (21)
                                     ---           ----          ---          ---      ----
Balance as of December 31, 1998       18             --           15           21        54
                                     ---           ----          ---          ---      ----

Utilization                           (4)            --           (4)          (5)      (13)
                                     ---           ----          ---          ---      ----
Balance as of March 31, 1999         $14             --          $11          $16      $ 41
                                     ===           ====          ===          ===      ====

G.      Earnings per Share

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

        The calculation of basic and diluted earnings per share for each of the periods ended March 31, is as follows:

(In thousands, except per share amounts)              THREE MONTHS ENDED
                                                           MARCH 31
                                                    ---------------------
                                                      1999         1998
                                                    --------     --------
            Net Income                              $ 96,572     $ 89,486
                                                    ========     ========

            Average common shares outstanding        210,417      211,377
            Dilutive effect of stock options           1,770        2,432
                                                    --------     --------
              Diluted common shares outstanding      212,187      213,809
                                                    ========     ========

            Earnings per share
                        Basic                       $    .46     $    .42
                        Diluted                     $    .46     $    .42

Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.


H.      LINES OF BUSINESS

        Huntington segments its operations into five distinct lines of business:
Retail Banking; Corporate Banking; Dealer Sales; Private Financial Group; and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Results are revised periodically to reflect enhancements to Huntington's profitability reporting system and changes in its organizational structure. For a detailed description of the individual segments, refer to Huntington's Management Discussion and Analysis.

                                            THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                 Private
                                    Retail        Corporate        Dealer       Financial      Treasury/      Huntington
                                   Banking         Banking         Sales          Group          Other       Consolidated
                                   -------         -------         -----          -----          -----       ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)          $137,017        $62,586        $45,632        $ 7,626        $ 9,164        $262,025
Provision for Loan Losses            11,582          2,275         11,373             75           --            25,305
Non-Interest Income                  66,329         15,571            391         11,512         16,069         109,872
Non-Interest Expense                135,952         29,831         11,568          9,768         14,987         202,106
Income Taxes and FTE                 19,382         15,932          7,978          3,217          1,405          47,914
Adjustment
                                   --------        -------        -------        -------        -------        --------
Net Income                         $ 36,430        $30,119        $15,104          6,078          8,841        $ 96,572
                                   ========        =======        =======        =======        =======        ========

Depreciation & Amortization        $ 16,764        $ 2,036        $   348        $   421        $10,003        $ 29,572
                                   ========        =======        =======        =======        =======        ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets        $  7,814        $ 6,676        $ 5,778        $   579        $ 7,575        $ 28,422
Average Total Deposits               17,116          1,008             60            570            377          19,131
Capital Expenditures                      5              1           --             --               12              18

                                            THREE MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                 Private
                                    Retail        Corporate        Dealer       Financial      Treasury/      Huntington
                                   Banking         Banking         Sales          Group          Other       Consolidated
                                   -------         -------         -----          -----          -----       ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)          $141,972        $50,048        $41,710        $ 8,022        $15,751        $257,503
Provision for Loan Losses             7,180          3,771         10,930            300           --            22,181
Non-Interest Income                  54,687         16,785          1,676         10,457         11,814          95,419
Non-Interest Expense                136,137         29,344         12,566          9,872          8,523         196,442
Income Taxes and FTE                 18,067         11,417          6,735          2,813          5,781          44,813
Adjustment
                                   --------        -------        -------        -------        -------        --------
Net Income                         $ 35,275        $22,301        $13,155        $ 5,494        $13,261        $ 89,486
                                   ========        =======        =======        =======        =======        ========

Depreciation & Amortization        $ 11,887        $ 1,407        $   269        $   286        $ 3,919        $ 17,768
                                   ========        =======        =======        =======        =======        ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets        $  8,126        $ 5,056        $ 5,019        $   592        $ 7,537        $ 26,330
Average Total Deposits               15,199            923             57            510            794          17,483
Capital Expenditures                      7              1           --             --               14              22

-----------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
-----------------------------------------------------------------------------------------------------------
                                                         MARCH 31,         DECEMBER 31,        MARCH 31,
(in thousands of dollars)                                   1999               1998               1998
------------------------------------------------        -----------        -----------        -----------
Commercial .....................................        $ 6,150,490        $ 6,026,736        $ 5,441,107
Real Estate
     Construction...............................            996,267            919,326            846,715
     Commercial ................................          2,242,700          2,231,786          2,367,823
     Residential ...............................          1,426,455          1,408,289          1,083,566
Consumer
    Loans ......................................          6,812,242          6,957,772          6,423,582
    Leases .....................................          2,103,439          1,910,642          1,585,596
                                                        -----------        -----------        -----------

     TOTAL LOANS ...............................        $19,731,593        $19,454,551        $17,748,389
                                                        ===========        ===========        ===========

-----------------------------------------------------------------------------------------------------------
DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------------
                                                         MARCH 31,         DECEMBER 31,        MARCH 31,
(in thousands of dollars)                                  1999               1998               1998
------------------------------------------------        -----------        -----------        -----------
Demand deposits
     Non-interest bearing ......................        $ 2,881,991        $ 3,129,199        $ 2,516,765
     Interest bearing ..........................          4,514,407          4,642,147          3,785,550
Savings deposits ...............................          3,924,658          3,690,040          3,229,359
Other domestic time deposits ...................          5,876,672          6,186,985          6,012,135
                                                        -----------        -----------        -----------
     TOTAL CORE DEPOSITS .......................         17,197,728         17,648,371         15,543,809
                                                        -----------        -----------        -----------
Certificates of deposit of $100,000 or more.....          1,757,303          1,699,261          2,018,818
Foreign time deposits ..........................             91,870            375,140            137,917
                                                        -----------        -----------        -----------

     TOTAL DEPOSITS ............................        $19,046,901        $19,722,772        $17,700,544
                                                        ===========        ===========        ===========

---------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                                                  PERCENT
(in thousands of dollars)                                           1999            1998          CHANGE
----------------------------------------------------------        --------        -------         -------
Service charges on deposit accounts ......................        $ 35,776        $29,490          21.3%
Mortgage banking .........................................          15,958         14,157          12.7
Trust services ...........................................          13,434         12,583           6.8
Brokerage and insurance income ...........................          11,543          8,285          39.3
Bank Owned Life Insurance income .........................           9,390          5,348          75.6
Electronic banking fees ..................................           8,038          5,748          39.8
Credit card fees .........................................           5,342          4,895           9.1
Other ....................................................           8,081         11,824         (31.7)
                                                                  --------        -------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS.........         107,562         92,330          16.5
                                                                  --------        -------
Securities gains .........................................           2,310          3,089         (25.2)
                                                                  --------        -------

TOTAL NON-INTEREST INCOME ................................        $109,872        $95,419          15.1%
                                                                  ========        =======

---------------------------------------------------------------------------------------------------------
ANALYSIS OF NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                                                  PERCENT
(in thousands of dollars)                                           1999            1998          CHANGE
----------------------------------------------------------        --------        -------         -------

Personnel and related costs ..............................        $107,254        $104,712          2.4%
Equipment ................................................          16,873          15,149         11.4
Outside data processing and other services................          15,392          19,342        (20.4)
Net occupancy ............................................          13,917          13,439          3.6
Amortization of intangible assets ........................           9,328           3,393        174.9
Telecommunications .......................................           7,064           6,013         17.5
Marketing ................................................           6,298           6,932         (9.1)
Printing and supplies ....................................           4,756           5,761        (17.4)
Legal and other professional services ....................           4,744           5,788        (18.0)
Franchise and other taxes ................................           4,387           5,500        (20.2)
Other ....................................................          12,093          10,413         16.1
                                                                  --------        --------

TOTAL NON-INTEREST EXPENSE ...............................        $202,106        $196,442          2.9%
                                                                  ========        ========

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

         Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections--including without limitation those relating to Huntington's Year 2000 readiness--that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; the successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; the risks of Year 2000 disruption; and extended disruption of vital infrastructure. The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

OVERVIEW

        Huntington reported earnings of $96.6 million for the first quarter of 1999, compared with $89.5 million for the same period last year. Earnings per share were $.46 on a diluted basis, an increase of 9.5% from $.42 per share for the first three months of 1998. Huntington's return on average assets (ROA) was 1.38% for the first quarter of both 1999 and 1998 while return on average equity
(ROE) increased to 18.47%, versus 17.73% in the first quarter a year ago. Huntington's "cash basis" diluted earnings per share, which excludes the effect of amortization of goodwill and other intangibles rose to $.49, compared with $.43 per share in the same period last year. Cash basis ROA and ROE for the first quarter of 1999 were 1.52% and 29.58%, respectively. Huntington's efficiency ratio of 52.16% showed improvement for the third consecutive quarter.

        Total assets were $28.6 billion at March 31, 1999, an increase of 6.7% from one year ago. Much of the growth was attributable to the purchase of sixty former Barnett Banks banking offices in Florida in June 1998, which added approximately $1.3 billion in loans. Asset growth was also complemented by new loan production. After adjusting for the impact of the banking office acquisition, average total loans outstanding for the recent quarter grew 4.4% over the same period last year, despite the continued softness in residential mortgage lending. The decrease in the investment securities portfolio from a year ago is the result of a strategic repositioning of the balance sheet that began in the first half of 1998 and has driven higher equity returns.

        Core deposits of $17.2 billion declined slightly from March 31, 1998, after adjusting for the aforementioned banking office acquisition in Florida. Average core deposits declined 1.4%, versus the first quarter of last year. This decline was primarily due to runoff in the retail certificate of deposit portfolio, fueled by customer reinvestment at maturity into alternative investments such as mutual funds and annuities, including those sold by Huntington. Excluding retail certification of deposit, deposits grew 4% over this same period.

          Huntington's wholesale liability position changed from the prior year as $300 million of subordinated notes were issued in the second quarter 1998 as well as an additional $100 million of capital securities through Huntington Capital II, a special-purpose subsidiary.

LINES OF BUSINESS

        Huntington segments its operations into five distinct lines of business:
Retail Banking, Corporate Banking, Dealer Sales, Private Financial Group, and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable to similar information published by other financial institutions. Below is a discussion of the results, which can be found in the notes to the unaudited consolidated financial statements, for the three months ended March 31, 1999 and 1998.

Retail Banking - Retail Banking net income was $36.4 million, a 3.2% increase over 1998. The increase was attained despite compression in the net interest margin, as non-interest income showed strong growth in service charges, brokerage and insurance income, and electronic banking income. This segment contributes 38% of Huntington's net income and comprises 34% of the organization's loan portfolio.

Corporate Banking - Corporate Banking continued to post strong results. Net income of $30.1 million represented a 35% increase over 1998. Loan and deposit growth of 34.2% and 9.2%, respectively, fueled the higher earnings. This segment contributes 31% of Huntington's net income and comprises 33% of the organization's loan portfolio.

Dealer Sales - Net income totaled $15.1 million for the quarter, up 14.8% over 1998. Loan growth of 14.8% drove net interest income higher. This business line constitutes 16% of Huntington's net income and 30% of its outstanding loans.

Private Financial Group - Private Financial Group achieved net income of $6.1 million for the recent quarter, 10.6% increase over the same period a year ago. This was due in large part to non-interest income growth in mortgage banking and brokerage services. This segment represents 6% of Huntington's total net income and 2% of total loans.

Treasury/Other - This segment reported a $4.4 million decrease in net income over the first quarter of 1998. Included in this segment is Huntington's amortization of intangibles, which increased subsequent to the acquisition of sixty branches in Florida in June 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income for the quarter was $259.5 million, up $4.7 million, or 1.8%, from the same period a year ago. The increase in net interest income was the result of an increase in earning assets as well as a shift in asset mix towards loans versus lower-yielding investment securities. Net interest rate spread for the current quarter was relatively flat when compared to the same period last year. Huntington's net interest margin dropped from 4.30% in the first three months of 1998 to 4.18% in the quarter just ended due to the lower contribution of non-interest bearing funds, in large part the result of intangible assets added in the acquisition of the banking offices in Florida.

PROVISION FOR LOAN LOSSES

        The provision for loan losses was $25.3 million in the first quarter of 1999, up from $22.2 million in the same period last year. Annualized net charge-offs, as a percentage of average total loans were .52% for the recent three months, roughly flat with one year ago.

NON-INTEREST INCOME

        Non-interest income, excluding securities gains, was $107.6 million for the first quarter of 1999, compared with $92.3 million for the first three months of 1998. The 16.5% increase is attributable to a 21.3% growth in service charges on deposit accounts driven by increased volume in new business banking checking accounts as well as the Florida expansion. Mortgage banking income continued to be strong, as were brokerage and insurance and electronic banking income. Brokerage income increased primarily because of higher sales of a proprietary annuity product. The electronic banking increase resulted from the institution of competitive fee pricing on Huntington's alternative delivery systems. Additional investments in Bank Owned Life Insurance helped drive the growth in Non-Interest Income.

NON-INTEREST EXPENSE

        Despite the significant expansion in Florida, non-interest expense increased only 2.9%, or $5.7 million, from one year ago. After adjusting for the acquired offices in Florida, personnel and related costs declined 3.5%. Corporate-wide purchasing and related efficiency initiatives also resulted in reductions in outside services, printing and supplies, and legal and other professional fees.

        Huntington announced several strategic actions in 1998, including the closing of approximately 39 underperforming banking offices. During the first quarter of 1999, Huntington closed 19 of these offices; the remainder are expected to be sold or closed by the end of the second quarter. Huntington also exited certain business activities, as discussed in the 1998 Annual Report on Form 10-K.

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

        Huntington's progress towards meeting the Plan's goals for both IT and Non-IT systems, which follows a five phase approach recommended by federal bank regulators, is as follows:

                             MISSION CRITICAL              NON-MISSION CRITICAL
                          -----------------------        -----------------------
                          Percent      Completion        Percent      Completion
      Phase               Complete        Date           Complete        Date
----------------------    --------     ----------        --------     ----------
Awareness                    100%      06/30/1998           100%      06/30/1998
Assessment                   100%      09/30/1998           100%      12/31/1998
Renovation                    95%      06/30/1999            95%      06/30/1999
Testing/Validation            95%      06/30/1999            75%      06/30/1999
Implementation                90%      06/30/1999            67%      10/31/1999

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

        Identifiable costs for the Year 2000 project incurred in the first quarter of 1999 were $4.8 million. Management estimates it will cost up to an additional $12 million to bring its systems and business processes into compliance and to implement elements of its contingency plan. However, these expenses are not expected to materially impact operating results in any one period. These estimated costs incorporate not only incremental third-party expenses but also include salary and benefit costs of employees redeployed and full implementation of a call center to handle increased customer inquiries before and after January 1, 2000.

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

        Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that may be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, for example, interest rate caps, floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. Management believes, at any point in time, the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure even though these assumptions are inherently uncertain. This information is regularly shared with the Board of Directors.

        At March 31, 1999, the results of Huntington's interest sensitivity analysis indicated that net interest income would benefit by approximately 3% given a 200 basis point reduction in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted). If interest rates rose 200 basis points, net interest income would be expected to decrease by approximately 4%.

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

        The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at March 31, 1999:

                                                         Average                  Average Rate
                                            Notional    Maturity    Market     ------------------
(Dollars in millions)                        Value      (years)     Value      Receive       Pay
------------------------------               -----      -------     -----      -------       ---
ASSET CONVERSION SWAPS
Received fixed                               $1,241       3.37      $  .9       6.01%       5.01%
                                             ======                 =====

LIABILITY CONVERSION SWAPS
Receive fixed                                $1,770       3.83      $17.9       6.13%       5.08%
Receive fixed-amortizing                        141       0.65         .1       5.63%       4.94%
Pay fixed                                     1,025       2.30       (3.9)      5.00%       5.14%
                                             ------                 -----
TOTAL LIABILITY CONVERSION
   SWAPS                                     $2,936       3.14      $14.1       5.72%       5.09%
                                             ======                 =====

BASIS PROTECTION SWAPS                       $  825       1.36      $ (.1)      4.97%       4.99%
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

        The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps and pay-fixed liability conversion swaps with notional values of $1 billion and $800 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.

        The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At March 31, 1999, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $71.1 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.

        The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $637 million at March 31, 1999. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

        Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Total non-performing assets were $94.7 million and $95.1 million, respectively, at March 31, 1999 and 1998. As of the recent quarter, non-performing loans represented .39% of total loans, and non-performing assets as a percent of total loans and other real estate were .48%. Loans past due ninety days or more but continuing to accrue interest were $51.0 million at March 1999, down from $65.0 million one year ago.

        The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits that are generally selected for review on the basis of size and relative risk, portfolio trends, current and historic loss experience, prevailing economic conditions, and other relevant factors. The reserve ratio was 1.48% at the recent quarter end versus 1.46% at March 1998. The ALL covered non-performing loans nearly 3.8 times and when combined with the allowance for other real estate owned, was 305% of total nonperforming assets.

CAPITAL

        Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's ratio of average equity to average assets was 7.46% in the recent quarter compared with 7.77% in the same three months of last year.

        Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.20%, its total risk-based capital ratio was 10.70%, and its leverage ratio was 6.32%, each of which exceeds the well-capitalized requirements. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

        In the third quarter of 1998, the Board of Directors authorized the reactivation of Huntington's common stock repurchase program. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 15 million, up from approximately 3 million shares remaining when the plan was suspended. The shares are to be purchased through open market and privately negotiated transactions. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. Through March 31, 1999, Huntington repurchased approximately 2.0 million shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1998. Quantitative and qualitative disclosures for the current period are found on pages 18 through 21.

----------------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------------------------
(in thousands, except per share amounts)                          1999                1998              % Change
--------------------------------------------------------        -------             -------             --------
NET INCOME .............................................        $96,572             $89,486                7.9%

PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic ........................................        $  0.46             $  0.42                9.5
          Diluted ......................................        $  0.46             $  0.42                9.5

     Cash dividends declared ...........................        $  0.20             $  0.18               11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1)...........        212,187             213,809               (0.8)


KEY RATIOS
Return on:
     Average total assets ..............................           1.38%               1.38%                --
     Average shareholders' equity ......................          18.47%              17.73%               4.2

Efficiency ratio .......................................          52.16%              56.32%              (7.4)

Average equity/average assets ..........................           7.46%               7.77%              (4.0)
Net interest margin ....................................           4.18%               4.30%              (2.8)


TANGIBLE OR "CASH BASIS" RESULTS (2)
Per Common Share Amounts (1)
     Net income -- Diluted .............................        $  0.49             $  0.43               14.0

Return on:
     Average total assets ..............................           1.52%               1.44%               5.6
     Average shareholders' equity ......................          29.58%              21.09%              40.3

(1)  Adjusted for stock splits and stock dividends, as applicable.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts also excluded from total assets and shareholders' equity.

---------------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

---------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT
MARCH 31, 1999 AND DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                  MARCH 31, 1999                     December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                   AMORTIZED COST      FAIR VALUE      Amortized Cost      Fair Value
---------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year ............................       $    1,000        $    1,000        $    1,000        $    1,007
     1-5 years ...............................          264,458           262,661            63,537            65,364
     6-10 years ..............................          489,669           483,251           169,959           176,945
                                                     ----------        ----------        ----------        ----------
        Total ................................          755,127           746,912           234,496           243,316
                                                     ----------        ----------        ----------        ----------
Federal agencies
     Mortgage-backed securities
     1-5 years ...............................                9                 9                11                11
     6-10 years ..............................           89,280            90,988            87,342            89,162
     Over 10 years ...........................        1,490,254         1,480,587         1,356,722         1,363,015
                                                     ----------        ----------        ----------        ----------
        Total ................................        1,579,543         1,571,584         1,444,075         1,452,188
                                                     ----------        ----------        ----------        ----------
     Other agencies
     1-5 years ...............................        1,012,247         1,006,438           968,753           975,253
     6-10 years ..............................          596,845           591,884           678,245           684,230
     Over 10 years ...........................          782,449           780,079           740,139           741,147
                                                     ----------        ----------        ----------        ----------
        Total ................................        2,391,541         2,378,401         2,387,137         2,400,630
                                                     ----------        ----------        ----------        ----------
Other
     Under 1 year ............................            7,921             7,894             7,492             7,478
     1-5 years ...............................          200,820           203,290           188,551           190,871
     6-10 years ..............................          176,703           179,705           204,788           210,698
     Over 10 years ...........................          275,681           272,492           268,319           268,930
     Marketable equity securities ............            8,714             7,593             8,359             7,304
                                                     ----------        ----------        ----------        ----------
        Total ................................          669,839           670,974           677,509           685,281
                                                     ----------        ----------        ----------        ----------
Total Securities Available for Sale...........       $5,396,050        $5,367,871        $4,743,217         4,781,415
                                                     ==========        ==========        ==========        ==========

-------------------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

-------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------------
                                                                 1999                            1998
                                                               --------     ---------------------------------------------
(in thousands of dollars)                                        I Q           IV Q       III Q       II Q          I Q
----------------------------------------------------------     --------     --------    --------    --------     --------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ...........     $290,948     $286,122    $286,864    $258,262     $258,171
Allowance of assets acquired/other .......................           --           --          --      22,042           --
Loan losses ..............................................      (32,531)     (36,839)    (33,095)    (28,855)     (27,566)
Recoveries of loans previously charged off ...............        7,344        7,359       8,193      10,820        5,476
Provision for loan losses ................................       25,305       34,306      24,160      24,595       22,181
                                                               --------     --------    --------    --------     --------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD ..................     $291,066     $290,948    $286,122    $286,864     $258,262
                                                               ========     ========    ========    ========     ========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized ............................         0.52%        0.61%       0.52%       0.41%        0.51%
  Provision for loan losses--annualized ..................         0.52%        0.71%       0.51%       0.55%        0.51%
Allowance for loan losses as a % of total loans...........         1.48%        1.50%       1.50%       1.50%        1.46%
Net loan loss coverage (1) ...............................         6.64x        5.66x       6.20x       8.89x        6.96x

(1) Income before taxes (excluding special charges) and the provision for loan losses to net loan losses.


---------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
---------------------------------------------------------------------------------------------------------------------------
(Quarter-End)
                                                                 1999                             1998
                                                               -------      -----------------------------------------------
(in thousands of dollars)                                        I Q          IV Q        III Q         II Q          I Q
----------------------------------------------------------     -------      -------      -------      --------      -------
Non-accrual loans ........................................     $74,116      $72,429      $70,210      $ 75,367      $79,888
Renegotiated loans .......................................       2,764        4,706        4,798         4,770        3,173
                                                               -------      -------      -------      --------      -------

TOTAL NON-PERFORMING LOANS ...............................      76,880       77,135       75,008        80,137       83,061
Other real estate, net ...................................      17,853       18,964       20,812        21,516       12,005
                                                               -------      -------      -------      --------      -------

TOTAL NON-PERFORMING ASSETS ..............................     $94,733      $96,099      $95,820      $101,653      $95,066
                                                               =======      =======      =======      ========      =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .......................................        0.39%        0.40%        0.39%         0.42%        0.47%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE .................        0.48%        0.49%        0.50%         0.53%        0.54%
ALLOWANCE FOR LOAN LOSSES AS A % OF
  NON-PERFORMING LOANS ...................................      378.60%      377.19%      381.46%       357.97%      310.93%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS .................      305.33%      301.00%      296.69%       280.64%      270.07%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE...................     $51,039      $51,037      $63,998      $ 50,614      $64,959
                                                               =======      =======      =======      ========      =======

------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                 1ST QUARTER 1999       4th Quarter 1998
                                                              -----------------      -----------------
                                                              AVERAGE    YIELD/      Average    Yield/
(in millions of dollars)                                      BALANCE     RATE       Balance     Rate
-------------------------------------------------------       -------    ------      -------    ------
ASSETS
Interest bearing deposits in banks.....................       $     8     4.93%      $     4     5.00%
Trading account securities.............................            18     5.20            12     5.62
Federal funds sold and securities purchased
   under resale agreements.............................            18     5.64            34     5.48
Mortgages held for sale................................           359     6.75           377     6.73
Securities:
      Taxable..........................................         4,926     6.05         4,518     6.16
      Tax exempt.......................................           304     8.17           292     8.16
                                                              -------                -------
           Total Securities............................         5,230     6.17         4,810     6.28
                                                              -------                -------
Loans:
     Commercial........................................         6,067     7.90         5,954     7.99
     Real Estate
          Construction.................................           957     8.14           864     8.24
          Mortgage.....................................         3,651     7.97         3,689     8.21
     Consumer
           Loans.......................................         6,873     8.38         6,912     8.62
           Leases......................................         2,015     6.94         1,850     7.00
                                                              -------                -------
           Total Consumer loans........................         8,888     8.05         8,762     8.28
                                                              -------                -------
Total Loans............................................        19,563     7.99        19,269     8.17
                                                              -------                -------
Allowance for loan losses/loan fees....................           299                    296
                                                              -------                -------
Net loans..............................................        19,264     8.49        18,973     8.68
                                                              -------                -------
Total earning assets...................................        25,196     7.98%       24,506     8.17%
                                                              -------                -------
Cash and due from banks................................         1,064                  1,056
All other assets.......................................         2,461                  2,448
                                                              -------                -------
TOTAL ASSETS...........................................       $28,422                $27,714
                                                              =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits.....................       $ 3,505                $ 3,577
     Interest bearing demand deposits..................         4,061     2.46%        3,967     2.60%
     Savings deposits..................................         3,627     3.17         3,546     3.38
     Other domestic time deposits......................         6,047     5.27         6,459     5.43
                                                              -------                -------
          Total core deposits..........................        17,240     3.88        17,549     4.10
                                                              -------                -------
Certificates of deposit of $100,000 or more............         1,730     5.35         1,755     5.65
Foreign time deposits..................................           161     4.80            56     4.86
                                                              -------                -------
     Total deposits....................................        19,131     4.06        19,360     4.27
                                                              -------                -------
Short-term borrowings..................................         3,647     4.33         2,123     4.36
Medium-term notes......................................         1,872     5.29         2,526     5.48
Subordinated notes and other long-term debt,
   including capital securities........................         1,007     5.81         1,020     5.88(2)
                                                              -------                -------
     Interest bearing liabilities......................        22,152     4.32%       21,452     4.49%
                                                              -------                -------
All other liabilities..................................           644                    653
Shareholders' equity...................................         2,121                  2,032
                                                              -------                -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............       $28,422                $27,714
                                                              =======                =======

Net interest rate spread...............................                   3.66%                  3.68%
Impact of non-interest bearing funds on margin.........                   0.52%                  0.56%
NET INTEREST MARGIN....................................                   4.18%                  4.24%(2)

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Excludes nonrecurring interest rate swap adjustment of $9.2 million.

                                    -------------------------------------------------------------------
                                    CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

                                    -------------------------------------------------------------------
                                         3rd Quarter 1998       2nd Quarter 1998       1st Quarter 1998
                                        -----------------      -----------------      -----------------
                                        Average    Yield/      Average    Yield/      Average    Yield/
                                        Balance     Rate       Balance     Rate       Balance     Rate
                                        -------    ------      -------    ------      -------    ------
                                        $    31     5.20%      $     8     5.26%      $     9     5.35%
                                             11     5.87            12     5.81             8     5.48

                                            689     5.62           168     5.63            21     6.57
                                            275     7.10           282     7.08           219     7.24

                                          4,077     6.34         5,107     6.34         5,906     6.35
                                            234     8.86           225     9.27           237     9.23
                                        -------                -------                -------
                                          4,311     6.47         5,332     6.47         6,143     6.46
                                        -------                -------                -------

                                          5,763     8.36         5,482     8.46         5,306     8.58

                                            811     8.83           816     8.73           823     8.85
                                          3,760     8.43         3,444     8.62         3,520     8.65

                                          6,896     8.77         6,474     8.82         6,428     8.96
                                          1,728     7.11         1,627     7.15         1,564     7.13
                                        -------                -------                -------
                                          8,624     8.44         8,101     8.48         7,992     8.61
                                        -------                -------                -------
                                         18,958     8.43        17,843     8.51        17,641     8.78
                                        -------                -------                -------
                                            293                    266                    265
                                        -------                -------                -------
                                         18,665     8.87        17,577     8.99        17,376     9.20
                                        -------                -------                -------
                                         24,275     8.33%       23,645     8.37%       24,041     8.48%
                                        -------                -------                -------
                                          1,017                    907                    917
                                          2,516                  1,786                  1,637
                                        -------                -------                -------
                                        $27,515                $26,072                $26,330
                                        =======                =======                =======



                                        $ 3,466                $ 3,113                $ 2,979
                                          3,898     2.77%        3,216     2.72%        3,250     2.68%
                                          3,428     3.56         3,099     3.51         3,028     3.44
                                          6,619     5.53         5,985     5.62         6,093     5.64
                                        -------                -------                -------
                                         17,411     4.27        15,413     4.33        15,350     4.32
                                        -------                -------                -------
                                          1,884     5.71         1,909     5.74         1,935     5.78
                                             30     5.39           132     5.80           198     5.85
                                        -------                -------                -------
                                         19,325     4.45        17,454     4.53        17,483     4.54
                                        -------                -------                -------
                                          1,515     4.75         2,044     4.97         2,656     5.16
                                          2,952     5.70         3,222     5.71         2,914     5.77

                                          1,041     6.37           757     6.13           691     5.85
                                        -------                -------                -------
                                         21,367     4.72%       20,364     4.80%       20,765     4.83%
                                        -------                -------                -------
                                            539                    503                    539
                                          2,143                  2,092                  2,047
                                        -------                -------                -------
                                        $27,515                $26,072                $26,330
                                        =======                =======                =======

                                                    3.61%                  3.57%                  3.65%
                                                    0.57%                  0.66%                  0.65%
                                                    4.18%                  4.23%                  4.30%

------------------------------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

------------------------------------------------------------------------------------------------------------------------------
                                                                    1999                            1998
                                                                  --------     -----------------------------------------------
(in thousands of dollars, except per share amounts)                 I Q          IV Q        III Q         II Q         I Q
-------------------------------------------------------------     --------     --------     --------     --------     --------
TOTAL INTEREST INCOME .......................................     $495,692     $500,395     $505,221     $491,268     $502,480
TOTAL INTEREST EXPENSE ......................................      236,171      233,094      253,706      243,839      247,632
                                                                  --------     --------     --------     --------     --------
NET INTEREST INCOME .........................................      259,521      267,301      251,515      247,429      254,848
Provision for loan losses ...................................       25,305       34,306       24,160       24,595       22,181
                                                                  --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .................................      234,216      232,995      227,355      222,834      232,667
                                                                  --------     --------     --------     --------     --------
Service charges on deposit accounts .........................       35,776       33,992       32,493       30,428       29,490
Mortgage banking ............................................       15,958       15,388       15,270       15,191       14,157
Trust services ..............................................       13,434       12,924       12,502       12,745       12,583
Brokerage and insurance income ..............................       11,543        9,848       10,057        8,520        8,285
Bank Owned Life Insurance income ............................        9,390        8,098        8,098        7,168        5,348
Electronic banking fees .....................................        8,038        8,037        7,897        7,520        5,748
Credit card fees ............................................        5,342        6,367        5,197        5,450        4,895
Other .......................................................        8,081       12,057       12,512       18,318       11,824
                                                                  --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS............      107,562      106,711      104,026      105,340       92,330
                                                                  --------     --------     --------     --------     --------
Securities gains ............................................        2,310        1,773       10,615       14,316        3,089
                                                                  --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ...................................      109,872      108,484      114,641      119,656       95,419
                                                                  --------     --------     --------     --------     --------
Personnel and related costs .................................      107,254      103,600      111,744      108,483      104,712
Equipment ...................................................       16,873       16,202       15,001       15,688       15,149
Outside data processing and other services ..................       15,392       20,915       17,550       16,988       19,342
Net occupancy ...............................................       13,917       11,602       15,019       14,063       13,439
Amortization of intangible assets ...........................        9,328        9,436        9,467        3,393        3,393
Telecommunications ..........................................        7,064        8,173        7,793        7,450        6,013
Marketing ...................................................        6,298        8,251        8,762        8,315        6,932
Printing and supplies .......................................        4,756        6,450        5,851        5,611        5,761
Legal and other professional services .......................        4,744        7,847        5,291        6,234        5,788
Franchise and other taxes ...................................        4,387        5,554        5,523        5,526        5,500
Other .......................................................       12,093       10,902        9,876       14,927       10,413
                                                                  --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES ...........      202,106      208,932      211,877      206,678      196,442
                                                                  --------     --------     --------     --------     --------
Special charges .............................................           --       90,000           --           --           --
                                                                  --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE ..................................      202,106      298,932      211,877      206,678      196,442
                                                                  --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ..................................      141,982       42,547      130,119      135,812      131,644
Provision for income taxes ..................................       45,410       11,329       41,364       43,503       42,158
                                                                  --------     --------     --------     --------     --------

NET INCOME ..................................................     $ 96,572     $ 31,218     $ 88,755     $ 92,309     $ 89,486
                                                                  ========     ========     ========     ========     ========

PER COMMON SHARE (1)
 Net income - Diluted .......................................     $   0.46     $   0.15     $   0.42     $   0.43     $   0.42
 Net income - Diluted--Cash Basis ...........................     $   0.49     $   0.18     $   0.45     $   0.45     $   0.43
 Cash Dividends Declared ....................................     $   0.20     $   0.20     $   0.20     $   0.18     $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income .........................................     $259,521     $267,301     $251,515     $247,429     $254,848
Tax Equivalent Adjustment (2) ...............................        2,504        2,504        2,567        2,581        2,655
                                                                  --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income ..........................     $262,025     $269,805     $254,082     $250,010     $257,503
                                                                  ========     ========     ========     ========     ========

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Calculated assuming a 35% tax rate.

HUNTINGTON BANCSHARES INCORPORATED
---------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)

                                                            1999                            1998
                                                          ---------    ----------------------------------------------
                                                             I Q         IV Q        III Q        II Q          I Q
------------------------------------------------------    ---------    --------     -------     --------     --------
High .................................................    $33 1/2      $31 1/2      $33 7/8     $34 9/16     $34 7/32
Low ..................................................     29 7/8       23 5/8       22          29 9/16      29 1/16
Close ................................................     30 15/16     30 1/16      25 1/8      30 9/16      33 1/8
Cash dividends declared...............................    $0.20        $0.20        $0.20       $0.18        $0.18

Note: Stock price quotations were obtained from NASDAQ.


---------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS

                                                             1999                           1998
                                                           -------      ---------------------------------------------
                                                             I Q          IV Q       III Q        II Q          I Q
------------------------------------------------------     -------      -------     -------      -------      -------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (2)
Interest Income ......................................        7.98%        8.17%       8.33%        8.37%        8.48%
Interest Expense .....................................        3.80         3.93        4.15         4.14         4.18
                                                           -------      -------     -------      -------      -------
     Net Interest Margin .............................        4.18%        4.24%       4.18%        4.23%        4.30%
                                                           =======      =======     =======      =======      =======

RETURN ON
Average total assets .................................        1.38%        1.31%       1.28%        1.42%        1.38%
Average total assets-cash basis ......................        1.52%        1.45%       1.43%        1.49%        1.44%

Average shareholders' equity .........................       18.47%       17.87%      16.43%       17.70%       17.73%
Average shareholders' equity-cash basis...............       29.58%       29.44%      26.59%       21.17%       21.09%

---------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA                                      1999                           1998
                                                           -------      ---------------------------------------------
(in millions of dollars)                                     I Q          IV Q       III Q        II Q          I Q
------------------------------------------------------     -------      -------     -------      -------      -------
Total Risk-Adjusted Assets............................     $24,345      $24,239     $23,695      $23,728      $22,554

Tier 1 Risk-Based Capital Ratio.......................        7.20%       7.10%       7.35%        7.18%        8.91%
Total Risk-Based Capital Ratio........................       10.70%      10.73%      11.18%       11.01%       11.57%
Tier 1 Leverage Ratio.................................        6.32%       6.37%       6.51%        6.72%        7.72%

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.

               PART II.        OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 2. Changes in securities and use of proceeds

               (c)     Unregistered shares

                       In conjunction with Deferred Compensation Agreements associated with the January 6, 1998, acquisition by Huntington of Pollock and Pollock, an insurance agency headquartered in Cleveland, Ohio ("Pollock"), Huntington issued 22,714 unregistered shares of Huntington common stock, without par value, to five shareholders of Pollock and Pollock on February 24, 1999. This is in addition to the shares of common stock previously issued to these shareholders in prior periods in connection with the acquisition. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
                       Section 4(2) since this was a transaction by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

               (a)     Exhibits

                       3. ( i )( a ) Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

                              ( i )( b ) Articles of Amendment to Articles of Restatement of Charter --previously filed as
                              Exhibit 3(i)(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

                              ( i )( c ) Articles of Amendment to Articles of Restatement of Charter --previously filed as
                              Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

                              ( ii ) Amended and Restated Bylaws -- previously filed as Exhibit 3(ii) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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


                       27.    Financial Data Schedule

                       99.    Earnings to Fixed Charges

               (b)     Reports on Form 8-K

                       1. A report on Form 8-K, dated January 13, 1999, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 1998.

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


                                    Huntington Bancshares Incorporated
                                    ----------------------------------
                                               (Registrant)


Date:   May 14, 1999                /s/ Richard A. Cheap
                                    ----------------------------------
                                    Richard A. Cheap
                                    General Counsel and Secretary


Date:   May 14, 1999                /s/ Anne W. Creek
                                    ----------------------------------
                                    Anne W. Creek
                                    Principal Accounting Officer