Form 10-Q
period 1999-06-30
HUNTINGTON BANCSHARES INC/MD
filed 1999-08-16
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED June 30, 1999


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


 Yes  X    No
     ===      ===


There were 230,313,894 shares of Registrant's without par value common stock outstanding on July 30, 1999.

PART I. FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,        DECEMBER 31,        JUNE 30,
(in thousands of dollars)                                                            1999              1998              1998
----------------------------------------------------------------------------     -----------       ------------      -----------
ASSETS
Cash and due from banks ....................................................     $   996,065       $ 1,215,814       $ 1,151,784
Interest bearing deposits in banks .........................................           7,978           102,564           278,400
Trading account securities .................................................          12,058             3,839            30,244
Federal funds sold and securities
     purchased under resale agreements .....................................          10,233           135,764           707,377
Mortgages held for sale ....................................................         236,260           466,664           305,741
Securities available for sale - at fair value ..............................       4,573,160         4,781,415         4,467,986
Investment securities - fair value $21,350; $25,044;
     and $29,898, respectively .............................................          21,307            24,934            29,637
Total loans (1) ............................................................      20,152,698        19,454,551        19,061,839
     Less allowance for loan losses ........................................         293,274           290,948           286,864
                                                                                 -----------       -----------       -----------
Net loans ..................................................................      19,859,424        19,163,603        18,774,975
                                                                                 -----------       -----------       -----------
Bank owned life insurance ..................................................         746,618           727,837           612,516
Premises and equipment .....................................................         443,485           447,038           496,840
Customers' acceptance liability ............................................          14,948            22,591            25,906
Accrued income and other assets ............................................       1,239,544         1,204,273         1,305,813
                                                                                 -----------       -----------       -----------

TOTAL ASSETS ...............................................................     $28,161,080       $28,296,336       $28,187,219
                                                                                 ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .........................................................     $18,933,161       $19,722,772       $19,666,248
Short-term borrowings ......................................................       2,275,980         2,216,644         1,655,244
Bank acceptances outstanding ...............................................          14,948            22,591            25,906
Medium-term notes ..........................................................       3,199,900         2,539,900         3,147,150
Subordinated notes and other long-term debt ................................         700,518           707,359           749,692
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company ....................         300,000           300,000           300,000
Accrued expenses and other liabilities .....................................         590,371           638,275           509,130
                                                                                 -----------       -----------       -----------
     Total Liabilities .....................................................      26,014,878        26,147,541        26,053,370
                                                                                 -----------       -----------       -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding
     Common stock - without par value; authorized 500,000,000 shares;
          issued 212,596,344, 212,596,344, and 193,279,797 shares,
          respectively; outstanding 209,710,432, 210,746,337, and
          192,425,915 shares, respectively .................................       2,152,076         2,152,076         1,528,768
     Treasury stock ........................................................         (85,202)          (49,271)          (22,832)
     Capital surplus .......................................................         (18,043)          (14,161)          393,296
     Accumulated other comprehensive income ................................         (55,564)           24,693            15,376
     Retained earnings .....................................................         152,935            35,458           219,241
                                                                                 -----------       -----------       -----------
     Total Shareholders' Equity ............................................       2,146,202         2,148,795         2,133,849
                                                                                 -----------       -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................................     $28,161,080       $28,296,336       $28,187,219
                                                                                 ===========       ===========       ===========

(1) See page 12 for detail of total loans and total deposits.

See notes to unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
(in thousands of dollars, except per share amounts)                  JUNE 30,                          JUNE 30,
-----------------------------------------------------     -----------------------------     -----------------------------
                                                              1999             1998             1999             1998
                                                          ------------     ------------     ------------     ------------
Interest and fee income
     Loans ..........................................     $    415,451     $    399,134     $    825,632     $    799,941
     Securities .....................................           77,879           84,369          156,731          181,540
     Other ..........................................            5,170            7,765           11,829           12,267
                                                          ------------     ------------     ------------     ------------
               TOTAL INTEREST INCOME ................          498,500          491,268          994,192          993,748
                                                          ------------     ------------     ------------     ------------
Interest expense
     Deposits .......................................          153,168          162,153          309,473          324,405
     Short-term borrowings ..........................           30,528           24,343           61,003           58,165
     Medium-term notes ..............................           39,353           46,236           74,107           87,676
     Subordinated notes and other long-term debt ....           14,303           11,107           28,940           21,225
                                                          ------------     ------------     ------------     ------------
               TOTAL INTEREST EXPENSE ...............          237,352          243,839          473,523          491,471
                                                          ------------     ------------     ------------     ------------

               NET INTEREST INCOME ..................          261,148          247,429          520,669          502,277
Provision for loan losses ...........................           21,026           24,595           46,331           46,776
                                                          ------------     ------------     ------------     ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES..          240,122          222,834          474,338          455,501
                                                          ------------     ------------     ------------     ------------

Total non-interest income (1) .......................          117,276          119,656          227,148          215,075
Total non-interest expense (1) ......................          202,138          206,678          404,244          403,120
                                                          ------------     ------------     ------------     ------------

               INCOME BEFORE INCOME TAXES ...........          155,260          135,812          297,242          267,456
Provision for income taxes ..........................           50,285           43,503           95,695           85,661
                                                          ------------     ------------     ------------     ------------

               NET INCOME ...........................     $    104,975     $     92,309     $    201,547     $    181,795
                                                          ============     ============     ============     ============


PER COMMON SHARE (2)
     Net income
          Basic .....................................     $       0.45     $       0.40     $       0.87     $       0.78
          Diluted ...................................     $       0.45     $       0.39     $       0.86     $       0.77

     Cash dividends declared ........................     $       0.18     $       0.16     $       0.36     $       0.32

AVERAGE COMMON SHARES (2)
          Basic .....................................      230,975,889      232,759,820      231,217,450      232,638,050
          Diluted ...................................      233,154,045      236,130,212      233,278,544      235,660,798

(1) See page 13 for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend distributed July 1999.

See notes to unaudited consolidated financial statements.

------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                        ACCUMULATED
                                                                                                   OTHER
                                        COMMON     COMMON      TREASURY   TREASURY   CAPITAL   COMPREHENSIVE  RETAINED
                                        SHARES      STOCK       SHARES      STOCK    SURPLUS       INCOME     EARNINGS     TOTAL
-------------------------------------   -------   ----------   --------   --------   --------  -------------  --------   ----------
Six Months Ended June 30, 1998:
 Balance, beginning of period           193,279   $1,528,768    (1,543)   $(36,791)  $404,235     $ 14,800    $114,379   $2,025,391
    Comprehensive Income:
    Net income                                                                                                 181,795      181,795
    Unrealized net holding gains
      on securities available for
      sale arising during the period                                                                   576                      576
                                                                                                                         ----------
      Total comprehensive income                                                                                            182,371
                                                                                                                         ----------
    Cash dividends declared                                                                                    (76,933)     (76,933)
    Stock issued for acquisition                                   160       3,883     (3,815)                                   68
    Stock options exercised                                        510       9,597     (7,328)                                2,269
    Treasury shares sold to
      employee benefit plans                                        19         479        204                                   683
                                        -------   ----------    ------    --------   --------     --------     --------  ----------
 Balance, end of period                 193,279   $1,528,768      (854)   $(22,832)  $393,296     $ 15,376     $219,241  $2,133,849
                                        =======   ==========    ======    ========   ========     ========     ========  ==========

SIX MONTHS ENDED JUNE 30, 1999:
 BALANCE, BEGINNING OF PERIOD           212,596   $2,152,076    (1,850)   $(49,271)  $(14,161)    $ 24,693     $ 35,458  $2,148,795
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                                  201,547     201,547
    UNREALIZED NET HOLDING LOSSES
      ON SECURITIES AVAILABLE FOR
      SALE ARISING DURING THE PERIOD                                                               (80,257)                 (80,257)
                                                                                                                         ----------
      TOTAL COMPREHENSIVE INCOME                                                                                            121,290
                                                                                                                         ----------
    CASH DIVIDENDS DECLARED                                                                                     (84,070)    (84,070)
    STOCK OPTIONS EXERCISED                                        227       6,221     (3,882)                                2,339
    TREASURY SHARES PURCHASED                                   (1,287)    (42,861)                                         (42,861)
    TREASURY SHARES SOLD TO
      EMPLOYEE BENEFIT PLANS                                        24         709                                              709
                                        -------   ----------    ------    --------   --------     --------     --------  ----------
 BALANCE, END OF PERIOD                 212,596   $2,152,076    (2,886)   $(85,202)  $(18,043)    $(55,564)    $152,935  $2,146,202
                                        =======   ==========    ======    ========   ========     ========     ========  ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------
                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                     ----------------------------
(in thousands of dollars)                                                               1999             1998
                                                                                     -----------      -----------
OPERATING ACTIVITIES
    Net Income .................................................................     $   201,547      $   181,795
    Adjustments to reconcile net income to net cash
    provided by operating activities
              Provision for loan losses ........................................          46,331           46,776
              Provision for depreciation and amortization ......................          59,294           34,922
              Deferred income tax expense ......................................          20,432           12,265
              Increase in trading account securities ...........................          (8,219)         (23,162)
              Decrease (increase) in mortgages held for sale ...................         230,404         (112,793)
              Net gains on sales of securities available for sale ..............          (4,530)         (17,405)
              Net gains on sales of loans ......................................              --           (9,857)
              (Increase) decrease in accrued income receivable .................         (12,849)           4,059
              Net increase in other assets .....................................         (81,392)         (56,326)
              Decrease in accrued expenses .....................................         (23,459)          (5,954)
              Net increase (decrease) in other liabilities .....................          15,531          (37,129)
                                                                                     -----------      -----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES ................         443,090           17,191
                                                                                     -----------      -----------

INVESTING ACTIVITIES
    Decrease (increase) in interest bearing deposits in banks ..................          94,586         (238,782)
    Proceeds from :
        Maturities and calls of investment securities ..........................           3,610            3,319
        Maturities and calls of securities available for sale ..................         425,168          387,959
        Sales of securities available for sale .................................       1,537,067        2,606,218
    Purchases of securities available for sale .................................      (1,875,651)      (1,611,060)
    Proceeds from sales of loans ...............................................           2,853          132,712
    Net loan originations, excluding sales .....................................        (745,835)         (53,807)
    Proceeds from disposal of premises and equipment ...........................           2,783              776
    Purchases of premises and equipment ........................................         (37,704)         (66,492)
    Proceeds from sales of other real estate ...................................           5,727            7,058
    Purchase of Bank Owned Life Insurance ......................................              --         (200,000)
    Net cash received in purchase acquisitions .................................              --          344,046
                                                                                     -----------      -----------
                      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES......        (587,396)       1,311,947
                                                                                     -----------      -----------

FINANCING ACTIVITIES
    Decrease in total deposits .................................................        (789,583)        (728,747)
    Increase (decrease) in short-term borrowings ...............................          59,336       (1,486,427)
    Proceeds from issuance of long-term debt ...................................              --          300,000
    Maturity of long-term debt .................................................          (7,000)         (47,538)
    Proceeds from issuance of medium-term notes ................................       1,675,000        1,020,000
    Payment of medium-term notes ...............................................      (1,015,000)        (205,000)
    Proceeds from issuance of capital securities ...............................              --          100,000
    Dividends paid on common stock .............................................         (83,914)         (76,786)
    Repurchase of common stock .................................................         (42,861)              --
    Proceeds from issuance of common stock .....................................           3,048            2,952
                                                                                     -----------      -----------
                      NET CASH USED FOR FINANCING ACTIVITIES ...................        (200,974)      (1,121,546)
                                                                                     -----------      -----------
                      CHANGE IN CASH AND CASH EQUIVALENTS ......................        (345,280)         207,592
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........       1,351,578        1,651,569
                                                                                     -----------      -----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............     $ 1,006,298      $ 1,859,161
                                                                                     ===========      ===========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.      Basis of Presentation

        The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's 1998 Annual Report on Form 10-K should be read in conjunction with these interim financial statements.


B.      Reclassifications

        Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income.


C.      Comprehensive Income

        Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows (in thousands):

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30                     JUNE 30
                                          ----------------------      -----------------------
                                            1999          1998          1999           1998
                                          --------      --------      ---------      --------
Unrealized holding gains (losses)
  arising during the period:
        Unrealized net (losses) gains     $(55,749)     $ 22,000      $(119,815)     $ 18,296
        Related tax benefit (expense)       19,848        (7,729)        42,502        (6,407)
                                          --------      --------      ---------      --------
                     Net                   (35,901)       14,271        (77,313)       11,889
                                          --------      --------      ---------      --------
Reclassification adjustment
  for net gains realized
  during the period
        Realized net gains                  (2,220)      (14,316)        (4,530)      (17,405)
        Related tax expense                    777         5,011          1,586         6,092
                                          --------      --------      ---------      --------
                     Net                    (1,443)       (9,305)        (2,944)      (11,313)
                                          ========      ========      =========      ========

Total Other Comprehensive Income          $(37,344)     $  4,966      $ (80,257)     $    576
                                          ========      ========      =========      ========

D.      New Accounting Pronouncements

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement (as amended by Statement No. 137) establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

        Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. This Statement must be applied to (a) all free-standing derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

        Huntington expects to adopt Statement 133, as amended, in the first quarter of 2001. Based on information available, the impact of adoption is not expected to be material to the Consolidated Financial Statements.

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

        The subordinated debentures are the sole assets of each trust and Huntington owns all of the common securities of the trusts. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The capital securities bear interest and mature as follows:

                                    Variable Interest
                                          Rate             Maturity Date
                                    -----------------      ----------------
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

        The table below summarizes the major components of the special charge, as well as the related amounts applied against the reserve through June 30, 1999. Huntington expects that the remaining reserve of $31 million, which represents estimated future cash outlays, will be substantially utilized by the end of 1999.

-------------------------------------------------------------------------------------------------
                                        EMPLOYEE    OPERATIONS     RETAIL       EXIT
(in millions of dollars)                 COSTS      EQUIPMENT   BANK OFFICES    COSTS    TOTAL
-------------------------------------------------------------------------------------------------
Special Charge                            $26         $ 12          $20          $32      $ 90
Utilization:
   Cash                                    (8)          --           --           (7)      (15)
   Non-cash                                --          (12)          (5)          (4)      (21)
                                          ---         ----          ---          ---      ----
Balance as of December 31, 1998            18           --           15           21        54
                                          ---         ----          ---          ---      ----
Utilization                                (4)          --           (4)          (5)      (13)
                                          ---         ----          ---          ---      ----
Balance as of  March 31, 1999              14           --           11           16        41
                                          ---         ----          ---          ---      ----
Utilization                                (2)          --           (1)          (7)      (10)
                                          ---         ----          ---          ---      ----
Balance as of  June 30, 1999              $12         $ --          $10          $ 9      $ 31
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

        The calculation of basic and diluted earnings per share for each of the periods ended June 30, is as follows (in thousands, except per share amounts):

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30                   JUNE 30
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
Net Income                              $104,975     $ 92,309     $201,547     $181,795


Average common shares outstanding        230,976      232,760      231,217      232,638
Dilutive effect of stock options           2,178        3,370        2,062        3,023
                                        --------     --------     --------     --------
  Diluted common shares outstanding      233,154      236,130      233,279      235,661
                                        ========     ========     ========     ========

Earnings per share
            Basic                       $    .45     $    .40     $    .87     $    .78
            Diluted                     $    .45     $    .39     $    .86     $    .77

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

                                      THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate     Dealer    Financial   Treasury/   Huntington
                                    Banking      Banking      Sales       Group       Other    Consolidated
                                    --------    ---------    -------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $139,501     $65,033     $46,343     $ 6,908     $ 5,753     $263,538
Provision for Loan Losses              8,143       2,834       9,764         285          --       21,026
Non-Interest Income                   74,100      16,824         550      12,001      13,801      117,276
Non-Interest Expense                 133,287      32,217      12,034      10,139      14,461      202,138
Income Taxes and FTE Adjustment       24,115      15,640       8,385       2,835       1,700       52,675
                                    --------     -------     -------     -------     -------     --------
Net Income                          $ 48,056     $31,166     $16,710     $ 5,650     $ 3,393     $104,975
                                    ========     =======     =======     =======     =======     ========

Depreciation & Amortization         $ 16,421     $ 2,235     $   292     $   374     $10,400     $ 29,722
                                    ========     =======     =======     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Identifiable Assets (avg.)          $  7,089     $ 7,280     $ 6,026     $   578     $ 7,758     $ 28,731
Total Deposits  (avg.)                16,897       1,006          64         516         590       19,073
Capital Expenditures                       3           1          --          --          16           20

                                      THREE MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate     Dealer    Financial   Treasury/   Huntington
                                    Banking      Banking      Sales       Group       Other    Consolidated
                                    --------    ---------    -------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $131,001     $63,600     $38,580     $ 7,869     $ 8,960     $250,010
Provision for Loan Losses              7,955       3,332      12,927         381          --       24,595
Non-Interest Income                   58,951      17,299       1,699      10,243      31,464      119,656
Non-Interest Expense                 134,336      36,448      12,515       9,960      13,419      206,678
Income Taxes and FTE Adjustment       15,870      13,692       4,941       2,588       8,993       46,084
                                    --------     -------     -------     -------     -------     --------
Net Income                          $ 31,791     $27,427     $ 9,896     $ 5,183     $18,012     $ 92,309
                                    ========     =======     =======     =======     =======     ========

Depreciation & Amortization         $ 12,972     $ 1,507     $   148     $   296     $ 2,231     $ 17,154
                                    ========     =======     =======     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Identifiable Assets (avg.)          $  6,997     $ 6,249     $ 5,141     $   616     $ 7,069     $ 26,072
Total Deposits  (avg.)                15,336         978          66         473         601       17,454
Capital Expenditures                       7           1          --          --          36           44

                                       SIX MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate     Dealer    Financial   Treasury/   Huntington
                                    Banking      Banking      Sales       Group       Other    Consolidated
                                    --------    ---------    -------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $273,097     $131,758     $91,992     $14,404     $14,312     $525,563
Provision for Loan Losses             17,966        7,245      20,715         405          --       46,331
Non-Interest Income                  139,362       32,683         941      23,495      30,667      227,148
Non-Interest Expense                 267,943       62,432      23,540      19,739      30,590      404,244
Income Taxes and FTE Adjustment       42,132       31,550      16,206       5,911       4,790      100,589
                                    --------     --------     -------     -------     -------     --------
Net Income                          $ 84,418     $ 63,214     $32,472     $11,844     $ 9,599     $201,547
                                    ========     ========     =======     =======     =======     ========

Depreciation & Amortization         $ 32,961     $  4,228     $   558     $   747     $20,800     $ 59,294
                                    ========     ========     =======     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Identifiable Assets (avg.)          $  7,052     $  7,235     $ 5,915     $   591     $ 7,784     $ 28,577
Total Deposits  (avg.)                17,028        1,004          62         522         486       19,102
Capital Expenditures                       8            2          --          --          28           38

                                       SIX MONTHS ENDED JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate     Dealer    Financial   Treasury/   Huntington
                                    Banking      Banking      Sales       Group       Other    Consolidated
                                    --------    ---------    -------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $264,960     $121,783     $80,291     $15,725     $24,754     $507,513
Provision for Loan Losses             21,448        5,557      19,041         730          --       46,776
Non-Interest Income                  113,614       34,092       3,375      20,692      43,302      215,075
Non-Interest Expense                 263,324       69,385      24,883      19,542      25,986      403,120
Income Taxes and FTE Adjustment       31,228       26,945      13,231       5,375      14,118       90,897
                                    --------     --------     -------     -------     -------     --------
Net Income                          $ 62,574     $ 53,988     $26,511     $10,770     $27,952     $181,795
                                    ========     ========     =======     =======     =======     ========

Depreciation & Amortization         $ 24,915     $  2,962     $   310     $   587     $ 6,148     $ 34,922
                                    ========     ========     =======     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Identifiable Assets (avg.)          $  6,857     $  6,371     $ 5,085     $   613     $ 7,274     $ 26,200
Total Deposits  (avg.)                15,289          951          61         469         698       17,468
Capital Expenditures                      14            2          --          --          50           66

----------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

----------------------------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
----------------------------------------------------------------------------------------------------

                                                           JUNE 30,      December 31,      June 30,
(in thousands of dollars)                                   1999             1998            1998
----------------------------------------------------     -----------     ------------    -----------
Commercial .........................................     $ 6,185,228     $ 6,026,736     $ 5,843,190
Real Estate
     Construction ..................................       1,040,861         919,326         820,015
     Commercial ....................................       2,255,103       2,231,786       2,281,330
     Residential ...................................       1,418,090       1,408,289       1,536,510
Consumer
    Loans ..........................................       6,995,922       6,958,054       6,886,107
    Leases .........................................       2,257,692       1,910,642       1,695,101
                                                         -----------     -----------     -----------
                                                          20,152,896      19,454,833      19,062,253
Unearned Income on Loans ...........................            (198)           (282)           (414)
                                                         -----------     -----------     -----------

     TOTAL LOANS ...................................     $20,152,698     $19,454,551     $19,061,839
                                                         ===========     ===========     ===========

----------------------------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
----------------------------------------------------------------------------------------------------

                                                           JUNE 30,      December 31,      June 30,
(in thousands of dollars)                                    1999            1998            1998
----------------------------------------------------     -----------     ------------    -----------
 Demand deposits
      Non-interest bearing .........................     $ 2,864,898     $ 3,129,199     $ 2,847,307
      Interest bearing .............................       4,683,698       4,642,147       4,618,674
 Savings deposits ..................................       3,979,230       3,690,040       3,456,810
 Other domestic time deposits ......................       5,374,687       6,186,985       6,694,770
                                                         -----------     -----------     -----------
      TOTAL CORE DEPOSITS ..........................      16,902,513      17,648,371      17,617,561
                                                         -----------     -----------     -----------
 Certificates of deposit of $100,000 or more........       1,634,203       1,699,261       2,008,887
 Foreign time deposits .............................         396,445         375,140          39,800
                                                         -----------     -----------     -----------

      TOTAL DEPOSITS ...............................     $18,933,161     $19,722,772     $19,666,248
                                                         ===========     ===========     ===========

----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

----------------------------------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST INCOME
----------------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
(in thousands of dollars)                                          JUNE 30,                              JUNE 30,
-------------------------------------------------------     ---------------------    PERCENT      ---------------------    PERCENT
                                                              1999         1998      CHANGE         1999         1998      CHANGE
                                                            --------     --------    -------      --------     --------    -------
Service charges on deposit accounts ...................     $ 36,065     $ 30,428     18.53%      $ 71,841     $ 59,918     19.90%
Mortgage banking ......................................       17,224       15,191     13.38         33,182       29,348     13.06
Trust services ........................................       13,143       12,745      3.12         26,577       25,328      4.93
Brokerage and insurance income ........................       12,540        8,520     47.18         24,083       16,805     43.31
Electronic banking fees ...............................        9,410        7,520     25.13         17,448       13,268     31.50
Bank Owned Life Insurance income ......................        9,390        7,168     31.00         18,780       12,516     50.05
Credit card fees ......................................        6,255        5,450     14.77         11,597       10,345     12.10
Other .................................................       11,029       18,318    (39.79)        19,110       30,142    (36.60)
                                                            --------     --------                 --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS......      115,056      105,340      9.22        222,618      197,670     12.62
                                                            --------     --------                 --------     --------
Securities gains ......................................        2,220       14,316    (84.49)         4,530       17,405    (73.97)
                                                            --------     --------                 --------     --------

TOTAL NON-INTEREST INCOME .............................     $117,276     $119,656     (1.99)%     $227,148     $215,075      5.61%
                                                            ========     ========                 ========     ========

----------------------------------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
(in thousands of dollars)                                          JUNE 30,                              JUNE 30,
-------------------------------------------------------     ---------------------    PERCENT      ---------------------    PERCENT
                                                              1999         1998      CHANGE         1999         1998      CHANGE
                                                            --------     --------    -------      --------     --------    -------
Personnel and related costs ...........................     $107,263     $108,483      (1.12)%    $214,517     $213,195       0.62%
Outside data processing and other services.............       15,923       16,988      (6.27)       31,315       36,330     (13.80)
Equipment .............................................       15,573       15,688      (0.73)       32,446       30,837       5.22
Net occupancy .........................................       13,563       14,063      (3.56)       27,480       27,502      (0.08)
Amortization of intangible assets .....................        9,336        3,393     175.15        18,664        6,786     175.04
Telecommunications ....................................        6,935        7,450      (6.91)       13,999       13,463       3.98
Marketing .............................................        6,902        8,315     (16.99)       13,200       15,247     (13.43)
Legal and other professional services .................        5,803        6,234      (6.91)       10,547       12,022     (12.27)
Printing and supplies .................................        4,734        5,611     (15.63)        9,490       11,372     (16.55)
Franchise and other taxes .............................        3,981        5,526     (27.96)        8,368       11,026     (24.11)
Other .................................................       12,125       14,927     (18.77)       24,218       25,340      (4.43)
                                                            --------     --------                 --------     --------

TOTAL NON-INTEREST EXPENSE ............................     $202,138     $206,678      (2.20)%    $404,244     $403,120       0.28%
                                                            ========     ========                 ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


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

        Huntington Bancshares Incorporated (Huntington) desires to provide its shareholders with sound information about past performance and future trends. Consequently, this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections--including without limitation those relating to Huntington's Year 2000 readiness--that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including:

        o  changes in economic conditions;
        o  movements in interest rates;
        o  competitive pressures on product pricing and services;
        o  success and timing of business strategies;
        o  successful integration of acquired businesses;
        o  the nature, extent, and timing of governmental actions and reforms;
        o  risks of Year 2000 disruption; and,
        o  extended disruption of vital infrastructure.

The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance.

OVERVIEW

        Huntington reported net income of $105.0 million for the second quarter of 1999 versus $92.3 million one year ago. In these same periods, diluted earnings per share increased 16.3%, from $.43 to $.50. For the first six months of the year, net income was $201.5 million, compared with $181.8 million in the same period last year. Diluted earnings per share for the six month periods was $.95 and $.85, respectively, an increase of 11.8%. After adjusting for the ten percent stock dividend distributed July 30, 1999, diluted earnings per share for the three and six months ended June 30, 1999, was $.45 and $.86, respectively, compared with $.39 and $.77 for the same periods in 1998.

        In the recent three months, Huntington's "cash basis" diluted earnings per share, which excludes the effect of amortization of goodwill and other intangibles rose to $.48 on a post-stock dividend basis, compared with $.41 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, respectively, were 1.61% and 30.61%, respectively. Under this same basis for the first six months of 1999, ROA was 1.57% and ROE was 30.12%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


Huntington's efficiency ratio showed improvement for the fourth consecutive quarter, and at 50.93% is fast approaching Huntington's goal of being under 50% by December 31, 1999.

        Total assets were $28.2 billion at June 30, 1999, in line with the December 31, 1998, and June 30, 1998, amounts. Huntington's asset composition changed over these periods as investment securities declined and total loans increased. These changes are indicative of the strategic repositioning of the balance sheet that began last year for the purpose of driving higher equity returns. Commercial loan growth, including real estate lending, was strong in the recent quarter with average balances up approximately 8.4% versus one year ago. In this same period, consumer loans, after adjusting for the out-of-market credit card sale in the prior year, grew nearly 7.2%. This was driven by significant increases in vehicle lease volumes and home equity lending.

        Core deposits totaled $17.0 billion at June 30, 1999. Average core deposits declined 2.5% versus the second quarter of last year (after adjusting for the Florida branch acquisition that occurred late in the second quarter of
1998). This reduction was attributable, in large part, to maturities of more expensive certificates of deposit.

LINES OF BUSINESS

        Huntington segments its operations into five distinct lines of business:
Retail Banking, Corporate Banking, Dealer Sales, Private Financial Group, and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable to similar information published by other financial institutions. Below is a discussion of the results, which can be found in the notes to the unaudited consolidated financial statements, for the three and six months ended June 30, 1999 and 1998.

Retail Banking - Retail Banking net income was $48.1 million and $84.4 million for the second quarter and the first six months of 1999, respectively. This represents a 51% and 35% increase, respectively, over 1998. Excluding the impact of the Florida branch acquisition in 1998, net income increased 34% and 19%, respectively. The increase was attained despite continued net interest margin pressures, as non-interest income continued to show strong growth in service charges, brokerage and insurance income, and electronic banking income. This segment contributed 42% of Huntington's 1999 year-to-date net income and comprised 31% of its total loan portfolio.

Corporate Banking - Corporate Banking continued to post strong results as net income of $31.2 million for the second quarter represented a 14% increase over 1998. For the first six months, net income was $63.2 million versus $54.0 million one year ago. Robust loan and deposit growth fueled the higher earnings. This segment contributed 30% of Huntington's second quarter earnings and represented 35% of the total loan portfolio.

Dealer Sales - Net income totaled $16.7 million and $32.5 million for the recent quarter and year-to-date periods, respectively, up 69% and 22% over 1998. Significant loan growth, particularly the vehicle lease product, drove net interest income higher. This business line

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


totaled 16% of Huntington's net income in the recent three months and 30% of its outstanding loans.

Private Financial Group - The Private Financial Group achieved net income of $5.7 million for the quarter just ended, and $11.8 million for the first six months, increases of 9% and 10% over the same periods one year ago. This segment represented 5% of Huntington's second quarter 1999 operating results and 3% of total loans at June 30, 1999.

Treasury/Other - This segment reported net income of $3.4 million and $9.6 million, respectively, in the recent quarter and six months. Huntington's smaller investment portfolio, reduced securities gains, and increased amortization of intangibles, subsequent to the acquisition of sixty branches in Florida in June 1998, drove net income lower versus last year.

RESULTS OF OPERATIONS

Net Interest Income
-------------------
         Net interest income for the three and six months ended June 30, 1999, was $261.1 million and $520.7 million, increases of 5.5% and 3.7%, respectively, when compared with the same periods last year. The aforementioned loan growth primarily drove this improvement. The net interest margin, on a fully tax equivalent basis, was 4.14% during the three months just ended compared with 4.23% in the second quarter of 1998. On a year-to-date basis, the net interest margin dropped from 4.27% a year ago to 4.16% for 1999. Margin compression continues in terms of loan pricing pressures and accelerating competition for core deposits, which has driven more expensive funding.

Provision For Loan Losses
-------------------------
        The provision for loan losses was $21.0 million in the second quarter of 1999, down from $24.6 million in the same period of 1998. The provision for the first half of the year was $46.3 million, in line with the first six months of 1998. The lower provision in the quarter was consistent with improvements in actual loan losses as annualized net charge-offs as a percentage of average total loans were .38% for the recent three months, versus .41% in the same period last year.

Non-Interest Income
-------------------
        Non-interest income was $117.3 million for the recent three months and $227.1 million for the first six months of 1999. Growth over the same quarter a year ago was experienced in all categories. Brokerage and insurance income increased 47% primarily due to an expanded sales force of licensed investment representatives as well as higher sales of a proprietary annuity product. Electronic banking income was up 25% as a result of increased ATM/check card revenue and Web Bank fees from a growing on-line banking customer base. An increase in fees generated by cash management products as well as expanded banking presence in the state of Florida fueled an 18% improvement in service charges on deposits. Mortgage banking revenue increased over 13% despite a slowing of refinancing activity. Income from Bank Owned Life Insurance was $9.4 million and $18.8 million, respectively, in the three months and six months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


ended June 30, 1999, compared with $7.5 million and $12.5 million for the same periods a year ago. Included within other non-interest income for the recent quarter is $2.5 million of gains from the sale of branch banking offices in Michigan. Included in this category in the year ago quarter is a gain of $9.5 million from the sale of Huntington's out-of-market credit card portfolio.

        Securities transactions for the quarter just ended include a $23 million gain from the sale by Huntington of a portion of its common stock investment in Security First Technologies Corporation. Substantially offsetting this gain were losses from the sale of fixed-income investments, as Huntington repositioned the portfolio of securities available for sale to improve future returns.

Non-Interest Expense
--------------------
        Non-interest expense totaled $202.1 million in the second quarter--a decrease of 2.2% from one year ago--and $404.2 million for the first six months of 1999--a slight increase of .3% over the same period in 1998. Excluding the impact of last year's Florida branch acquisition, non-interest expense declined approximately 10% and 7%, respectively, over the same periods. Personnel costs were down 7% as Huntington has substantially completed its planned staffing reductions. Corporate-wide purchasing and related efficiency initiatives also resulted in reductions in outside services, printing and supplies, telecommunications, and legal and other professional fees.

        Huntington announced several strategic actions in 1998 that have directly impacted the current year's results, including the closing/sale of approximately 39 underperforming banking offices. During the first six months of 1999, Huntington closed 26 and sold 3 of these offices; the remainder are expected to be sold or closed during the second half of the year. Huntington also exited certain business activities, as discussed in the 1998 Annual Report on Form 10-K.

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

        Huntington systems have been tested and adjusted for the Year 2000 date change. Today all Huntington systems are performing under stringent Year 2000 scenarios. Huntington met the Year 2000 readiness goals and timetables established by the Federal Financial Institutions Examination Council (FFIEC).

        Huntington, in an enterprise-wide effort, has carefully adhered to its Year 2000 Plan (the Plan), which addresses all systems, software, hardware, and infrastructure components. In connection therewith, business processes were assessed and validated throughout the organization. The Plan identified and addressed "Mission Critical" and "Non-mission Critical" components for Information Technology (IT) systems, Non-information Technology (Non-IT) systems, and business processes. IT includes, for example, systems that service loan and deposit customers. Non-IT systems include, among other things, security systems, elevators, utilities, and voice/data communications. An application, system, or process is Mission Critical if it is vital to the successful continuance of a core business activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


        Huntington's progress towards completing the Plan's goals for both IT and Non-IT systems, followed a five phase approach recommended by federal bank regulators, as follows:

                             Mission Critical            Non-mission Critical
                          ----------------------        ----------------------
                          Percent     Completion        Percent     Completion
        Phase             Complete       Date           Complete       Date
---------------------     --------       ----           --------       ----
Awareness                    100%     06/30/1998           100%     06/30/1998
Assessment                   100%     09/30/1998           100%     12/31/1998
Renovation                   100%     06/30/1999           100%     06/30/1999
Testing/Validation           100%     06/30/1999           100%     06/30/1999
Implementation               100%     06/30/1999            98%     09/09/1999

        As indicated in the table above, implementation is pending only for a small portion of Non-mission Critical systems that are Year 2000 ready but for which system delivery and installation extends into early September.

        Huntington depends on various third-party vendors, suppliers, and service providers. The activities undertaken by these third parties can vary from processing and settlement of automated teller transactions to mortgage loan processing. Huntington will be dependent on the continued service by its vendors, suppliers, service providers, and ultimately its customers' continued operations in order to avoid business interruptions. Any interruption in a third party's ability to provide goods and services, such as issues with telecommunication links, power, and transportation, could present problems. Huntington has identified and performed "due diligence" on approximately 350 vendors, with a focus on twenty-one vendors considered "Mission Critical." Huntington is presently working with each of these parties to test transactions and/or interfaces between its processors, obtain appropriate information from each party, and assess each party's ability to be prepared for the Year 2000.

        Over forty full-time staff members have been dedicated to the Year 2000 effort and, on a part-time basis, multitudes of internal personnel from various disciplines throughout the Huntington organization have also actively worked on this project. Furthermore, Huntington engaged an independent consultant to establish a Year 2000 Program Management Office (PMO). The PMO organized Huntington's Year 2000 project management activities beyond the technical information services group into all business units. The PMO helped create the methodology that is used in every business unit and also afforded a quality assurance process with respect to the actions taken to remedy the Year 2000 problem.

        Identifiable costs for the Year 2000 project incurred in the second quarter and first six months of 1999 were $3.5 million and $8.1 million, respectively. Management estimates it will cost up to an additional $7 million to keep its systems and business processes in compliance and to implement elements of its contingency plan, if necessary. These expenses are not expected to materially impact operating results in any one period. These estimated costs incorporate not only incremental third-party expenses but also include salary and benefit costs of employees redeployed and full implementation of a command center, regional command posts, and a call center to handle anticipated customer inquiries before and after January 1, 2000. In addition, the estimated costs also include

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


due diligence expenses related to monitoring its vendors' and service providers' readiness.

        Major business risks associated with the Year 2000 problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, increased non-performing loans and credit losses in the event that borrowers fail to properly respond to the problem, and other factors outside of Huntington's control. These risks, along with unforeseen, and therefore unidentified circumstances involving Huntington's systems, and the resulting possible inability to properly process core business transactions and meet contractual servicing agreements, could expose Huntington to loss of revenues, litigation, and asset quality deterioration.

        The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to Huntington or to third parties which provide Mission Critical services to the company. Huntington has, however, implemented several proactive processes to identify and mitigate risk involving systems and processes over which it has control, including strengthening its Business Resumption Plan for the Year 2000 by adding alternatives for systems and networks in support of critical applications. The modifications to Huntington's contingency plan are complete and have been tested and validated for all core business processes. Huntington's senior management believes successful modifications to existing systems and conversions to new systems will substantially reduce the risk of Year 2000 disruption.

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

        Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that may be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, for example, interest rate caps,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


floors, or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. Management believes, at any point in time, the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure, even though these assumptions are inherently uncertain. This information is regularly shared with the Board of Directors.

        At June 30, 1999, the results of Huntington's interest sensitivity analysis indicated that net interest income would increase by approximately 2% given a 100 basis point decrease and 3% given a 200 basis point decrease in the federal funds rate (assuming the change occurs evenly over the next year and that corresponding changes in other market rates occur as forecasted).

        Net interest income would be expected to decrease by approximately 2% if rates rose 100 basis points and would drop 4% in the event of a 200 basis point increase.

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

        The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at June 30, 1999:

                                           Average               Average Rate
                               Notional   Maturity   Market   -----------------
(Dollars in millions)           Value      (years)   Value    Receive      Pay
--------------------------     --------   --------  -------   -------     -----
ASSET CONVERSION SWAPS
   Received fixed               $1,245      2.88    $(12.0)     6.00%     5.07%
                                ======              ======

LIABILITY CONVERSION SWAPS
   Receive fixed                $1,850      4.03    $(11.3)     6.17%     5.10%
   Receive fixed-amortizing        131      0.41      (0.1)     5.63%     5.09%
   Pay fixed                       875      0.72      (0.5)     5.01%     5.23%
                                ------              ------

TOTAL LIABILITY
   CONVERSION SWAPS             $2,856      2.85    $(11.9)     5.79%     5.14%
                                ======              ======

BASIS PROTECTION SWAPS          $1,375      1.08    $   .1      5.01%     4.99%
                                ======              ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


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

        The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps and pay-fixed liability conversion swaps with notional values of $950 million and $550 million, respectively, have embedded written LIBOR-based call options. The portfolio of amortizing swaps consists primarily of contracts that are indexed to the prepayment experience of a specified pool of mortgage loans. As market interest rates change, the amortization of the notional value of the swap will also change, generally slowing as rates increase and accelerating when rates fall. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates. The receive and pay amounts applicable to Huntington's basis swaps are based predominantly on LIBOR.

        The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At June 30, 1999, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $58.7 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.

        The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $822 million at June 30, 1999. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

CREDIT RISK

        Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending. Highly leveraged transactions as well as excessive industry and other concentrations are avoided. The credit administration function employs extensive risk management techniques, including forecasting, to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge off may be delayed in circumstances when collateral is repossessed and anticipated to sell at a future date. Total non-performing assets were $93.6 million and $101.7 million, respectively, at June 30, 1999, and 1998. As of the recent quarter end, non-performing loans represented .38% of total loans versus .42% a year ago. Non-performing assets as a percent of total loans and other real estate were
 .46% and .53% for the comparable periods. Loans past due ninety days or more but continuing to accrue interest were $54.3 million at June 30, 1999, up slightly from $50.6 million one year ago and $51.0 from March 31, 1999.

        The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of probable losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies present in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 12% at the recent quarter end versus 13% one year ago.

The reserve ratio was 1.46% at the recent quarter end versus 1.50% at June 30, 1998. The ALL covered non-performing loans nearly 3.8 times and when combined with the allowance for other real estate owned, was 311% of total nonperforming assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------


CAPITAL

        Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's ratio of average equity to average assets was 7.52% in the recent quarter compared with 8.02% in the same three months of last year. For the six month period, the ratio was 7.49%, versus 7.90% in the first half of 1998.

        Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.29%, its total risk-based capital ratio was 10.65%, and its leverage ratio was 6.45%, each of which exceeds the well-capitalized requirements. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

        In the third quarter of 1998, the Board of Directors authorized the reactivation of Huntington's common stock repurchase program. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 15 million (before adjusting for the aforementioned ten percent stock dividend), up from approximately 3 million shares remaining when the plan was suspended. The shares are to be purchased through open market and privately negotiated transactions. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. In the first half of the year, Huntington repurchased approximately 1.3 million shares. Adjusted for the recently issued stock dividend, approximately 13.8 million shares remain available for repurchase under the program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1998. Quantitative and qualitative disclosures for the current period are found on pages 18 through 21.

------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

FOR THE THREE MONTHS ENDED JUNE 30,                           1999              1998          % Change
-------------------------------------------------------     --------          --------        --------
NET INCOME ............................................     $104,975          $ 92,309          13.7%
PER COMMON SHARE AMOUNTS (1)
      Net income
           Basic ......................................     $   0.45          $   0.40          12.5
           Diluted ....................................     $   0.45          $   0.39          15.4
      Cash dividends declared .........................     $   0.18          $   0.16          12.5
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1) .........      233,154           236,130          (1.3)
KEY RATIOS
Return on:
  Average total assets ................................         1.47%             1.42%          3.5
  Average shareholders' equity ........................        19.48%            17.70%         10.1
Efficiency ratio ......................................        50.93%            58.78%        (13.4)
Average equity/average assets .........................         7.52%             8.02%         (6.2)
Net interest margin ...................................         4.14%             4.23%         (2.1)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Net Income Per Common Share -- Diluted (1) ............     $   0.48          $   0.41          17.1
Return on:
  Average total assets ................................         1.61%             1.49%          8.1
  Average shareholders' equity ........................        30.61%            21.17%         44.6


FOR THE SIX MONTHS ENDED JUNE 30,                             1999              1998          % Change
-------------------------------------------------------     --------          --------        --------
NET INCOME ............................................     $201,547          $181,795          10.9%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic .......................................     $   0.87          $   0.78          11.5
          Diluted .....................................     $   0.86          $   0.77          11.7
     Cash dividends declared ..........................     $   0.36          $   0.32          12.5
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1) .........      233,278           235,661          (1.0)
KEY RATIOS
Return on:
  Average total assets ................................         1.42%             1.40%          1.4
  Average shareholders' equity ........................        18.98%            17.72%          7.1
Efficiency ratio ......................................        51.54%            56.97%         (9.5)
Average equity/average assets .........................         7.49%             7.90%         (5.1)
Net interest margin ...................................         4.16%             4.27%         (2.6)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Net Income Per Common Share -- Diluted (1) ............     $   0.93          $   0.80          16.3
Return on:
  Average total assets ................................         1.57%             1.47%          6.8
  Average shareholders' equity ........................        30.12%            21.13%         42.5

(1) Adjusted for the ten percent stock dividend distributed July 1999.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

-----------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

-----------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE- AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 1999 AND
DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------
(in thousands of dollars)                          JUNE 30, 1999              December 31, 1998
-----------------------------------------------------------------------------------------------------
                                           AMORTIZED COST   FAIR VALUE   Amortized Cost   Fair Value
-----------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year ......................     $      803     $      807     $    1,000     $    1,007
     1-5 years .........................         77,126         76,025         63,537         65,364
     6-10 years ........................        431,252        414,748        169,959        176,945
                                             ----------     ----------     ----------     ----------
        Total ..........................        509,181        491,580        234,496        243,316
                                             ----------     ----------     ----------     ----------
Federal agencies
     Mortgage-backed securities
     1-5 years .........................              8              8             11             11
     6-10 years ........................         41,151         41,282         87,342         89,162
     Over 10 years .....................      1,187,768      1,151,168      1,356,722      1,363,015
                                             ----------     ----------     ----------     ----------
        Total ..........................      1,228,927      1,192,458      1,444,075      1,452,188
                                             ----------     ----------     ----------     ----------
     Other agencies
     1-5 years .........................        812,028        791,741        968,753        975,253
     6-10 years ........................        503,376        485,791        678,245        684,230
     Over 10 years .....................        903,074        884,689        740,139        741,147
                                             ----------     ----------     ----------     ----------
        Total ..........................      2,218,478      2,162,221      2,387,137      2,400,630
                                             ----------     ----------     ----------     ----------
Other
     Under 1 year ......................         20,641         20,714          7,492          7,478
     1-5 years .........................        247,960        248,553        188,551        190,871
     6-10 years ........................        146,882        144,674        204,788        210,698
     Over 10 years .....................        276,593        268,225        268,319        268,930
     Marketable equity securities ......         10,645         44,735          8,359          7,304
                                             ----------     ----------     ----------     ----------
        Total ..........................        702,721        726,901        677,509        685,281
                                             ----------     ----------     ----------     ----------
Total Securities Available for Sale ....     $4,659,307     $4,573,160     $4,743,217     $4,781,415
                                             ==========     ==========     ==========     ==========

----------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

----------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
----------------------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                           -----------------------       -----------------------
                                                             1999           1998           1999           1998
                                                           --------       --------       --------       --------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD .......     $291,066       $258,262       $290,948       $258,171
Allowance acquired/other .............................           --         22,042             --         22,042
Loan losses ..........................................      (27,123)       (28,855)       (59,654)       (56,421)
Recoveries of loans previously charged off ...........        8,305         10,820         15,649         16,296
Provision for loan losses ............................       21,026         24,595         46,331         46,776
                                                           --------       --------       --------       --------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD ..............     $293,274       $286,864       $293,274       $286,864
                                                           ========       ========       ========       ========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized ........................         0.38%          0.41%          0.45%          0.46%
  Provision for loan losses--annualized ..............         0.42%          0.55%          0.47%          0.53%
Allowance for loan losses as a % of total loans ......         1.46%          1.50%          1.46%          1.50%
Net loan loss coverage (1) ...........................         9.37X          8.89x          7.81X          7.83x

(1) Income before taxes and the provision for loan losses to net loan losses.


-----------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
-----------------------------------------------------------------------------------------------------------------

                                                             1999                               1998
                                                     --------------------      ----------------------------------
                                                       II Q         I Q          IV Q        III Q         II Q
                                                     -------      -------      -------      -------      --------
Non-accrual loans:
   Commercial ..................................     $37,840      $37,594      $34,586      $38,020      $ 39,940
   Real Estate
      Construction .............................       7,877        7,540       10,181        6,948         8,929
      Commercial ...............................      13,028       14,133       13,243       10,427        10,953
      Residential ..............................      15,192       14,849       14,419       14,815        15,545
                                                     -------      -------      -------      -------      --------
         Total Nonaccrual Loans ................      73,937       74,116       72,429       70,210        75,367
Renegotiated loans .............................       2,827        2,764        4,706        4,798         4,770
                                                     -------      -------      -------      -------      --------

TOTAL NON-PERFORMING LOANS .....................      76,764       76,880       77,135       75,008        80,137
Other real estate, net .........................      16,839       17,853       18,964       20,812        21,516
                                                     -------      -------      -------      -------      --------

TOTAL NON-PERFORMING ASSETS ....................     $93,603      $94,733      $96,099      $95,820      $101,653
                                                     =======      =======      =======      =======      ========

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .............................        0.38%        0.39%        0.40%        0.39%         0.42%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE .......        0.46%        0.48%        0.49%        0.50%         0.53%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS .........................      382.05%      378.60%      377.19%      381.46%       357.97%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS .......      311.32%      305.33%      301.00%      296.69%       280.64%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ........     $54,305      $51,039      $51,037      $63,998      $ 50,614
                                                     =======      =======      =======      =======      ========

----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis (1)                                                   2ND QUARTER 1999               1ST QUARTER 1999
                                                                               ---------------------         ---------------------
(in millions of dollars)                                                       AVERAGE        YIELD/         AVERAGE        YIELD/
--------------------------------------------------------------------------     BALANCE         RATE          BALANCE         RATE
                                                                               -------        ------         -------        ------
ASSETS
Interest bearing deposits in banks .......................................     $     8         3.75%         $     8         4.93%
Trading account securities ...............................................          15         5.41               18         5.20
Federal funds sold and securities purchased under resale agreements ......          19         4.86               18         5.64
Mortgages held for sale ..................................................         269         6.96              359         6.75
Securities:
      Taxable ............................................................       4,914         5.99            4,926         6.05
      Tax exempt .........................................................         303         7.90              304         8.17
                                                                               -------                       -------
           Total Securities ..............................................       5,217         6.10            5,230         6.17
                                                                               -------                       -------
Loans:
     Commercial ..........................................................       6,182         7.73            6,067         7.90
     Real Estate
          Construction ...................................................       1,012         7.92              957         8.14
          Mortgage .......................................................       3,726         7.92            3,651         7.97
     Consumer
           Loans .........................................................       6,907         8.25            6,873         8.38
           Leases ........................................................       2,175         6.72            2,015         6.94
                                                                               -------                       -------
           Total Consumer ................................................       9,082         7.88            8,888         8.05
                                                                               -------                       -------
Total Loans ..............................................................      20,002         7.84           19,563         7.99
                                                                               -------                       -------
Allowance for loan losses ................................................         297                           299
                                                                               -------                       -------
Net loans (3) ............................................................      19,705         8.35           19,264         8.49
                                                                               -------                       -------
Total earning assets .....................................................      25,530         7.87%          25,196         7.98%
                                                                               -------                       -------
Cash and due from banks ..................................................       1,044                         1,064
All other assets .........................................................       2,454                         2,461
                                                                               -------                       -------
TOTAL ASSETS .............................................................     $28,731                       $28,422
                                                                               =======                       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits .......................................     $ 3,511                       $ 3,505
     Interest bearing demand deposits ....................................       4,109         2.50%           4,061         2.46%
     Savings deposits ....................................................       3,769         3.25            3,627         3.17
     Other domestic time deposits ........................................       5,715         5.07            6,047         5.27
                                                                               -------                       -------
          Total core deposits ............................................      17,104         3.79           17,240         3.88
                                                                               -------                       -------
Certificates of deposit of $100,000 or more ..............................       1,662         5.08            1,730         5.35
Foreign time deposits ....................................................         307         4.82              161         4.80
                                                                               -------                       -------
     Total deposits ......................................................      19,073         3.95           19,131         4.06
                                                                               -------                       -------
Short-term borrowings ....................................................       2,793         4.38            2,853         4.33
Medium-term notes ........................................................       3,047         5.19            2,666         5.29
Subordinated notes and other long-term debt,
   including preferred capital securities ................................       1,004         5.70            1,007         5.81
                                                                               -------                       -------
     Interest bearing liabilities ........................................      22,406         4.25%          22,152         4.32%
                                                                               -------                       -------
All other liabilities ....................................................         653                           644
Shareholders' equity .....................................................       2,161                         2,121
                                                                               -------                       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $28,731                       $28,422
                                                                               =======                       =======

Net interest rate spread .................................................                     3.62%                         3.66%
Impact of non-interest bearing funds on margin ...........................                     0.52%                         0.52%
NET INTEREST MARGIN ......................................................                     4.14%                         4.18%
--------------------------------------------------------------------------

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.
(2) Excludes nonrecurring swap adjustment of $9.2 million.
(3) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

-----------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

            4th Quarter 1998                 3rd Quarter 1998               2nd Quarter 1998
          ---------------------           ---------------------           ---------------------
          Average        Yield/           Average        Yield/           Average        Yield/
          Balance         Rate            Balance         Rate            Balance         Rate
          -------        ------           -------        ------           -------        ------
          $     4         5.00%           $    31         5.20%           $     8         5.26%
               12         5.62                 11         5.87                 12         5.81
               34         5.48                689         5.62                168         5.63
              377         6.73                275         7.10                282         7.08

            4,518         6.16              4,077         6.34              5,107         6.34
              292         8.16                234         8.86                225         9.27
          -------                         -------                         -------
            4,810         6.28              4,311         6.47              5,332         6.47
          -------                         -------                         -------

            5,954         7.99              5,763         8.36              5,482         8.46

              864         8.24                811         8.83                816         8.73
            3,689         8.21              3,760         8.43              3,444         8.62

            6,912         8.62              6,896         8.77              6,474         8.82
            1,850         7.00              1,728         7.11              1,627         7.15
          -------                         -------                         -------
            8,762         8.28              8,624         8.44              8,101         8.48
          -------                         -------                         -------
           19,269         8.17             18,958         8.43             17,843         8.51
          -------                         -------                         -------
              296                             293                             266
          -------                         -------                         -------
           18,973         8.68             18,665         8.87             17,577         8.99
          -------                         -------                         -------
           24,506         8.17%            24,275         8.33%            23,645         8.37%
          -------                         -------                         -------
            1,056                           1,017                             907
            2,448                           2,516                           1,786
          -------                         -------                         -------
          $27,714                         $27,515                         $26,072
          =======                         =======                         =======


          $ 3,577                         $ 3,466                         $ 3,113
            3,967         2.60%             3,898         2.77%             3,216         2.72%
            3,546         3.38              3,428         3.56              3,099         3.51
            6,459         5.43              6,619         5.53              5,985         5.62
          -------                         -------                         -------
           17,549         4.10             17,411         4.27             15,413         4.33
          -------                         -------                         -------
            1,755         5.65              1,884         5.71              1,909         5.74
               56         4.86                 30         5.39                132         5.80
          -------                         -------                         -------
           19,360         4.27             19,325         4.45             17,454         4.53
          -------                         -------                         -------
            2,123         4.36              1,515         4.75              2,044         4.97
            2,526         5.48              2,952         5.70              3,222         5.71

            1,020         5.88(2)           1,041         6.37                757         6.13
          -------                         -------                         -------
           21,452         4.49%            21,367         4.72%            20,364         4.80%
          -------                         -------                         -------
              653                             539                             503
            2,032                           2,143                           2,092
          -------                         -------                         -------
          $27,714                         $27,515                         $26,072
          =======                         =======                         =======

                          3.68%                           3.61%                           3.57%
                          0.56%                           0.57%                           0.66%
                          4.24%(2)                        4.18%                           4.23%

-----------------------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

                                                                   1999                            1998
                                                           ---------------------     ----------------------------------
(in thousands of dollars, except per share amounts)          II Q          I Q         IV Q         III Q        II Q
------------------------------------------------------     --------     --------     --------     --------     --------
TOTAL INTEREST INCOME ................................     $498,500     $495,692     $500,395     $505,221     $491,268
TOTAL INTEREST EXPENSE ...............................      237,352      236,171      233,094      253,706      243,839
                                                           --------     --------     --------     --------     --------
NET INTEREST INCOME ..................................      261,148      259,521      267,301      251,515      247,429
Provision for loan losses ............................       21,026       25,305       34,306       24,160       24,595
                                                           --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..........................      240,122      234,216      232,995      227,355      222,834
                                                           --------     --------     --------     --------     --------
Service charges on deposit accounts ..................       36,065       35,776       33,992       32,493       30,428
Mortgage banking .....................................       17,224       15,958       15,388       15,270       15,191
Trust services .......................................       13,143       13,434       12,924       12,502       12,745
Brokerage and insurance income .......................       12,540       11,543        9,848       10,057        8,520
Electronic banking fees ..............................        9,410        8,038        8,037        7,897        7,520
Bank Owned Life Insurance income .....................        9,390        9,390        8,098        8,098        7,168
Credit card fees .....................................        6,255        5,342        6,367        5,197        5,450
Other ................................................       11,029        8,081       12,057       12,512       18,318
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS ....      115,056      107,562      106,711      104,026      105,340
                                                           --------     --------     --------     --------     --------
Securities gains .....................................        2,220        2,310        1,773       10,615       14,316
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ............................      117,276      109,872      108,484      114,641      119,656
                                                           --------     --------     --------     --------     --------
Personnel and related costs ..........................      107,263      107,254      103,600      111,744      108,483
Outside data processing and other services ...........       15,923       15,392       20,915       17,550       16,988
Equipment ............................................       15,573       16,873       16,202       15,001       15,688
Net occupancy ........................................       13,563       13,917       11,602       15,019       14,063
Amortization of intangible assets ....................        9,336        9,328        9,436        9,467        3,393
Telecommunications ...................................        6,935        7,064        8,173        7,793        7,450
Marketing ............................................        6,902        6,298        8,251        8,762        8,315
Legal and other professional services ................        5,803        4,744        7,847        5,291        6,234
Printing and supplies ................................        4,734        4,756        6,450        5,851        5,611
Franchise and other taxes ............................        3,981        4,387        5,554        5,523        5,526
Special charges ......................................           --           --       90,000           --           --
Other ................................................       12,125       12,093       10,902        9,876       14,927
                                                           --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE ...........................      202,138      202,106      298,932      211,877      206,678
                                                           --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ...........................      155,260      141,982       42,547      130,119      135,812
Provision for income taxes ...........................       50,285       45,410       11,329       41,364       43,503
                                                           --------     --------     --------     --------     --------

NET INCOME ...........................................     $104,975     $ 96,572     $ 31,218     $ 88,755     $ 92,309
                                                           ========     ========     ========     ========     ========

PER COMMON SHARE (1)
 Net income
     Diluted .........................................     $   0.45     $   0.41     $   0.14     $   0.38     $   0.39
     Diluted - Cash Basis ............................     $   0.48     $   0.45     $   0.16     $   0.41     $   0.41
 Cash Dividends Declared .............................     $   0.18     $   0.18     $   0.18     $   0.18     $   0.16

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ..................................     $261,148     $259,521     $267,301     $251,515     $247,429
Tax Equivalent Adjustment (2) ........................        2,390        2,504        2,504        2,567        2,581
                                                           --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income ...................     $263,538     $262,025     $269,805     $254,082     $250,010
                                                           ========     ========     ========     ========     ========

(1) Adjusted for the ten percent stock dividend distributed July 1999.
(2) Calculated assuming a 35% tax rate.

STOCK SUMMARY, KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
--------------------------------------------------------------------------------------------------------------------

                                                          1999                                 1998
                                                ------------------------       -------------------------------------
                                                   II Q           I Q            IV Q          III Q           II Q
                                                 -------        -------        -------        -------        -------
High .......................................    $34             $30 7/16       $28 5/8       $30 13/16      $31 7/16
Low ........................................     27 11/16        27 3/16        21 1/2        20             26 7/8
Close ......................................     31 13/16        28 1/8         27 5/16       22 13/16       27 13/16
Cash dividends declared ....................    $0.18           $0.18          $0.18         $0.18          $0.16

Note: Stock price quotations were obtained from NASDAQ.

--------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------------------------------------------

                                                          1999                                 1998
MARGIN ANALYSIS - AS A %                         ----------------------        -------------------------------------
OF AVERAGE EARNING ASSETS (2)                      II Q           I Q            IV Q          III Q           II Q
--------------------------------------------     -------        -------        -------        -------        -------
Interest Income ............................        7.87%          7.98%          8.17%          8.33%          8.37%
Interest Expense ...........................        3.73%          3.80%          3.93%          4.15%          4.14%
                                                 -------        -------        -------        -------        -------
     Net Interest Margin ...................        4.14%          4.18%          4.24%          4.18%          4.23%
                                                 =======        =======        =======        =======        =======

RETURN ON
--------------------------------------------
Average total assets .......................        1.47%          1.38%          1.31%          1.28%          1.42%
Average total assets - cash basis ..........        1.61%          1.52%          1.45%          1.43%          1.49%

Average shareholders' equity ...............       19.48%         18.47%         17.87%         16.43%         17.70%
Average shareholders' equity - cash basis...       30.61%         29.58%         29.44%         26.59%         21.17%


Efficiency Ratio ...........................       50.93%         52.16%         52.98%         56.46%         58.78%


--------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
--------------------------------------------------------------------------------------------------------------------

                                                          1999                                 1998
                                                 ----------------------        -------------------------------------
(in millions of dollars)                           II Q           I Q            IV Q          III Q           II Q
--------------------------------------------     -------        -------        -------        -------        -------
Total Risk-Adjusted Assets .................      24,829         24,345         24,239         23,695         23,728

Tier I Risk-Based Capital Ratio ............        7.29%          7.20%          7.10%          7.35%          7.18%
Total Risk Based Capital Ratio .............       10.65%         10.70%         10.73%         11.18%         11.01%
Tier I Leverage Ratio ......................        6.45%          6.32%          6.37%          6.51%          6.72%

--------------------------------------------

(1) Adjusted for the ten percent stock dividend distributed July 1999.
(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.

               PART II.        OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4. Submission of Matters to a Vote of Security Holders

        Huntington Bancshares Incorporated held its annual meeting of shareholders on April 22, 1999. At that meeting, shareholders approved the following management proposals:

                                                          ABSTAIN/      BROKER
                                  FOR        AGAINST      WITHHELD     NON VOTES
                                  ---        -------      --------     ---------
1. Election of directors
   to serve as Class III
   Directors until the year
   2002 Annual Meeting of
   Shareholders as follows:

   Don M. Casto III           174,931,961                1,651,364
   Patricia T. Hayot          174,772,811                1,810,514
   William J. Lhota           174,899,359                1,683,966
   Timothy P. Smucker         174,988,700                1,594,625

2. Election of director to
   serve until the year 2000
   Annual Meeting of
   Shareholders is as follows:

   John B. Gerlach, Jr.         174,960,230                 1,623,095


3. Proposal to approve
   the Corporation's amended
   and restated Incentive
   Compensation Plan            157,189,951    14,378,785   3,044,642   1,969,947

4. Proposal to approve
   the Corporation's amended
   and restated Long-term
   Incentive Compensation Plan  156,619,757    14,818,904   3,149,940   1,969,950

5. Ratification of Ernst &
   Young LLP to serve as
   independent auditors for
   the Corporation for the
   year 1999                    174,469,372     1,193,027     896,454


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

                              (ii) Amended and Restated Bylaws -- previously filed as Exhibit 3(ii) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

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


                       27.    Financial Data Schedule

                       99.    Earnings to Fixed Charges

               (b)     Reports on Form 8-K

                       1. A report on Form 8-K, dated April 14, 1999, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Huntington Bancshares Incorporated has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Huntington Bancshares Incorporated
                                             ----------------------------------
                                                        (Registrant)

Date:   August 16, 1999                      /s/ Judith D. Fisher
                                             ---------------------------------
                                             Judith D. Fisher
                                             Executive Vice President and
                                             Chief Financial Officer

Date:   August 16, 1999                      /s/ Anne W. Creek
                                             ---------------------------------
                                             Anne W. Creek
                                             Principal Accounting Officer