Form 10-Q
period 1999-09-30
HUNTINGTON BANCSHARES INC/MD
filed 1999-11-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED September 30, 1999


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


Yes   X          No
    =====           =====


There were 229,757,210 shares of Registrant's without par value common stock outstanding on October 31, 1999.

PART I. FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,     December 31,    September 30,
(in thousands of dollars)                                                           1999              1998            1998
----------------------------------------------------------------------------    -------------     ------------    -------------
ASSETS
Cash and due from banks ....................................................     $   972,164      $ 1,215,814      $ 1,143,684
Interest bearing deposits in banks .........................................           7,325          102,564            2,776
Trading account securities .................................................           3,964            3,839           13,039
Federal funds sold and securities
     purchased under resale agreements .....................................          10,310          135,764           14,641
Loans held for sale ........................................................         681,505          466,664          300,076
Securities available for sale - at fair value ..............................       5,086,596        4,781,415        4,536,798
Investment securities - fair value $20,129; $25,044;
     and $27,443, respectively .............................................          20,110           24,934           26,937
Total loans (1) ............................................................      20,009,020       19,454,551       19,137,552
     Less allowance for loan losses ........................................         295,612          290,948          286,122
                                                                                 -----------      -----------      -----------
Net loans ..................................................................      19,713,408       19,163,603       18,851,430
                                                                                 -----------      -----------      -----------
Bank owned life insurance ..................................................         756,008          727,837          620,614
Premises and equipment .....................................................         434,584          447,038          526,454
Customers' acceptance liability ............................................          24,684           22,591           18,027
Accrued income and other assets ............................................       1,263,964        1,204,273        1,300,620
                                                                                 -----------      -----------      -----------

TOTAL ASSETS ...............................................................     $28,974,622      $28,296,336      $27,355,096
                                                                                 ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .........................................................     $19,241,808      $19,722,772      $19,246,735
Short-term borrowings ......................................................       2,501,862        2,216,644        1,782,208
Bank acceptances outstanding ...............................................          24,684           22,591           18,027
Medium-term notes ..........................................................       3,424,150        2,539,900        2,524,900
Subordinated notes and other long-term debt ................................         700,597          707,359          731,779
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
  junior subordinated debentures of the Parent Company .....................         300,000          300,000          300,000
Accrued expenses and other liabilities .....................................         622,356          638,275          533,398
                                                                                 -----------      -----------      -----------
     Total Liabilities .....................................................      26,815,457       26,147,541       25,137,047
                                                                                 -----------      -----------      -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding
     Common stock - without par value; authorized 500,000,000 shares; issued
          233,844,900, 212,596,344, and 212,596,344 shares, respectively;
          outstanding 229,807,644, 210,746,337, and
          211,476,187 shares, respectively .................................       2,285,494        2,137,915        2,139,742
     Treasury stock ........................................................        (112,229)         (49,271)         (28,765)
     Accumulated other comprehensive income ................................         (73,746)          24,693           60,675
     Retained earnings .....................................................          59,646           35,458           46,397
                                                                                 -----------      -----------      -----------
     Total Shareholders' Equity ............................................       2,159,165        2,148,795        2,218,049
                                                                                 -----------      -----------      -----------

Total Liabilities and Shareholders' Equity .................................     $28,974,622      $28,296,336      $27,355,096
                                                                                 ===========      ===========      ===========

(1) See page 12 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
(in thousands of dollars, except per share amounts)          SEPTEMBER 30,              SEPTEMBER 30,
------------------------------------------------------  ---------------------     -------------------------
                                                          1999         1998          1999           1998
                                                        --------     --------     ----------     ----------
Interest and fee income
     Loans ...........................................  $434,159     $421,745     $1,259,791     $1,221,686
     Securities ......................................    78,632       68,147        235,363        249,687
     Other ...........................................     3,503       15,329         15,332         27,596
                                                        --------     --------     ----------     ----------
               TOTAL INTEREST INCOME .................   516,294      505,221      1,510,486      1,498,969
                                                        --------     --------     ----------     ----------
Interest expense
     Deposits ........................................   159,509      177,821        468,982        502,226
     Short-term borrowings ...........................    26,700       17,152         87,703         75,317
     Medium-term notes ...............................    46,575       42,163        120,682        129,839
     Subordinated notes and other long-term debt .....    15,079       16,570         44,019         37,795
                                                        --------     --------     ----------     ----------
               TOTAL INTEREST EXPENSE ................   247,863      253,706        721,386        745,177
                                                        --------     --------     ----------     ----------

               NET INTEREST INCOME ...................   268,431      251,515        789,100        753,792
Provision for loan losses ............................    22,076       24,160         68,407         70,936
                                                        --------     --------     ----------     ----------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES ..   246,355      227,355        720,693        682,856
                                                        --------     --------     ----------     ----------

Total non-interest income (1) ........................   115,654      114,641        342,802        329,716
Total non-interest expense (1) .......................   206,189      211,877        610,433        614,997
                                                        --------     --------     ----------     ----------

               INCOME BEFORE INCOME TAXES ............   155,820      130,119        453,062        397,575
Provision for income taxes ...........................    50,233       41,364        145,928        127,025
                                                        --------     --------     ----------     ----------

               NET INCOME ............................  $105,587     $ 88,755     $  307,134     $  270,550
                                                        ========     ========     ==========     ==========


PER COMMON SHARE (2)
     Net income
          Basic ......................................  $   0.46     $   0.38     $     1.33     $     1.16
          Diluted ....................................  $   0.46     $   0.38     $     1.32     $     1.15

     Cash dividends declared .........................  $   0.20     $   0.18     $     0.56     $     0.50

AVERAGE COMMON SHARES (2)
          Basic ......................................   230,133      232,886        230,851        232,721
          Diluted ....................................   232,015      234,845        232,853        235,060

(1) See page 13 for detail of non-interest income and non-interest expense.
(2) Adjusted for stock dividends and stock splits, as applicable.

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                     ACCUMULATED
                                                                                               OTHER
                                                  COMMON    COMMON    TREASURY   TREASURY   COMPREHENSIVE  RETAINED
                                                  SHARES    STOCK      SHARES     STOCK        INCOME      EARNINGS     TOTAL
------------------------------------------------ -------  ----------  --------  ----------  -------------  --------  ----------
Nine Months Ended September 30, 1998:
 Balance, beginning of period                    193,279  $1,933,003   (1,543)   ($36,791)     $14,800     $114,379  $2,025,391
    Comprehensive Income:
    Net income                                                                                              270,550     270,550
    Unrealized net holding gains on securities
      available for sale arising during the
      period                                                                                    45,875                   45,875
                                                                                                                     ----------
      Total comprehensive income                                                                                        316,425
                                                                                                                     ----------
    Cash dividends declared                                                                                (119,289)   (119,289)
    Stock issued for acquisition                              (3,815)     160       3,883                                    68
    Stock options exercised                                   (8,521)     642      12,151                                 3,630
    10% stock dividend                            19,317     218,871      (83)                             (219,243)       (372)
    Treasury shares purchased                                            (315)     (8,487)                               (8,487)
    Treasury shares sold to
      employee benefit plans                                     204       19         479                                   683
                                                 -------  ----------   ------   ---------     --------     --------  ----------
 Balance, end of period                          212,596  $2,139,742   (1,120)   ($28,765)     $60,675      $46,397  $2,218,049
                                                 =======  ==========   ======   =========     ========     ========  ==========

NINE MONTHS ENDED SEPTEMBER 30, 1999
 BALANCE, BEGINNING OF PERIOD                    212,596  $2,137,915   (1,850)   ($49,271)     $24,693      $35,458  $2,148,795
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                              307,134     307,134
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE
      PERIOD                                                                                   (98,439)                 (98,439)
                                                                                                                     ----------
      TOTAL COMPREHENSIVE INCOME                                                                                        208,695
                                                                                                                     ----------
    CASH DIVIDENDS DECLARED                                                                                (130,011)   (130,011)
    STOCK OPTIONS EXERCISED                                   (5,005)     294       8,193                                 3,188
    10% STOCK DIVIDEND                            21,249     152,584     (304)                             (152,935)       (351)
    TREASURY SHARES PURCHASED                                          (2,201)    (71,860)                              (71,860)
    TREASURY SHARES SOLD TO
      EMPLOYEE BENEFIT PLANS                                               24         709                                   709
                                                 -------  ----------   ------   ---------     --------     --------- ----------
 BALANCE, END OF PERIOD                          233,845  $2,285,494   (4,037)  ($112,229)    ($73,746)      $59,646 $2,159,165
                                                 =======  ==========   ======   =========     ========     ========= ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
(in thousands of dollars)                                                           1999              1998
                                                                                 -----------      -----------
OPERATING ACTIVITIES
    Net Income ................................................................  $   307,134      $   270,550
    Adjustments to reconcile net income to net cash
    provided by operating activities
              Provision for loan losses .......................................       68,407           70,936
              Provision for depreciation and amortization .....................       85,691           57,887
              Deferred income tax expense .....................................       42,854           30,201
              Increase in trading account securities ..........................         (125)          (5,957)
              Decrease (increase) in mortgage loans held for sale .............      328,262         (107,128)
              Net gains on sales of securities ................................       (5,067)         (28,020)
              Net gains on sales of loans .....................................           --           (9,857)
              (Increase) decrease in accrued income receivable ................      (30,331)          28,041
              Net increase in other assets ....................................     (110,193)         (91,078)
              Increase (decrease) in accrued expenses .........................       17,082          (32,225)
              Net decrease in other liabilities ...............................       (9,854)         (33,509)
                                                                                 -----------      -----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES ...............      693,860          149,841
                                                                                 -----------      -----------

INVESTING ACTIVITIES
    Decrease in interest bearing deposits in banks ............................       95,239           36,842
    Proceeds from :
        Maturities and calls of investment securities .........................        4,796            5,999
        Maturities and calls of securities available for sale .................      570,841          932,590
        Sales of securities available for sale ................................    1,660,969        3,422,023
    Purchases of securities available for sale ................................   (2,686,470)      (2,959,346)
    Proceeds from sales of loans ..............................................           --          132,712
    Net loan originations, excluding sales ....................................   (1,168,814)        (156,227)
    Proceeds from disposal of premises and equipment ..........................       14,410              809
    Purchases of premises and equipment .......................................      (52,801)        (105,518)
    Proceeds from sales of other real estate ..................................       11,180            9,452
    Purchase of Bank Owned Life Insurance .....................................           --         (200,000)
    Net cash received in purchase acquisitions ................................           --          344,046
                                                                                 -----------      -----------
                      NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES ....   (1,550,650)       1,463,382
                                                                                 -----------      -----------

FINANCING ACTIVITIES
    Decrease in total deposits ................................................     (480,924)      (1,154,770)
    Increase (decrease) in short-term borrowings ..............................      285,218       (1,359,463)
    Proceeds from issuance of long-term debt ..................................           --          300,000
    Payment of long-term debt .................................................       (7,000)         (65,538)
    Proceeds from issuance of medium-term notes ...............................    2,082,000        1,020,000
    Payment of medium-term notes ..............................................   (1,197,750)        (827,250)
    Proceeds from issuance of capital securities ..............................           --          100,000
    Dividends paid on common stock ............................................     (125,895)        (115,272)
    Repurchase of common stock ................................................      (71,860)          (8,487)
    Proceeds from issuance of common stock ....................................        3,897            4,313
                                                                                 -----------      -----------
                      NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ....      487,686       (2,106,467)
                                                                                 -----------      -----------
                      CHANGE IN CASH AND CASH EQUIVALENTS .....................     (369,104)        (493,244)
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........    1,351,578        1,651,569
                                                                                 -----------      -----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $   982,474      $ 1,158,325
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

B.      RECLASSIFICATIONS

        Certain amounts in the prior year's financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net income.

C.      COMPREHENSIVE INCOME

        Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows (in thousands):

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30                  SEPTEMBER 30
                                          ----------------------    ---------------------------
                                            1999          1998          1999           1998
                                          --------      --------      ---------      --------
Unrealized holding gains (losses)
  Arising during the period:
        Unrealized net (losses) gains     $(27,576)     $ 80,688      $(147,391)     $ 98,984
        Related tax benefit (expense)        9,744       (28,489)        52,245       (34,896)
                                          --------      --------      ---------      --------
                     Net                   (17,832)       52,199        (95,146)       64,088
                                          --------      --------      ---------      --------

Reclassification adjustment
  For net gains realized
  during the period
        Realized net gains                    (537)      (10,615)        (5,067)      (28,020)
        Related tax expense                    188         3,715          1,774         9,807
                                          --------      --------      ---------      --------
                     Net                      (349)       (6,900)        (3,293)      (18,213)
                                          --------      --------      ---------      --------

Total Other Comprehensive Income          $(18,181)     $ 45,299      $ (98,439)     $ 45,875
                                          ========      ========      =========      ========

D.      NEW ACCOUNTING PRONOUNCEMENTS

        In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement (as amended by Statement No. 137) establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

        Statement No. 133, as amended, is effective for fiscal years beginning after September 15, 2000. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. Huntington expects to adopt Statement No. 133, as amended, in the first quarter of 2001. Based on information available, the impact of adoption is not expected to be material to the Consolidated Financial Statements.


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

        In September 1998, an additional $100 million of company obligated mandatorily redeemable capital securities were issued by Huntington Capital II ("the Series B Trust"), a statutory business trust also owned by Huntington. The proceeds, including $3.1 million of common securities purchased by Huntington, were used by the Series B Trust to purchase from Huntington $103.1 million of Series B Floating Rate Junior Subordinated Debentures.

        The subordinated debentures are the sole assets of each trust and Huntington owns all of the common securities of the trusts. Interest payments made on the capital securities are reported as a component of interest expense on long-term debt. The capital securities bear interest and mature as follows:

                                       Variable Interest
                                              Rate                Maturity Date
                                       -----------------          -------------
        Huntington Capital I             LIBOR + .70%           February 1, 2027
        Huntington Capital II            LIBOR + .625%          September 15, 2028

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

        The table below summarizes the major components of the special charge, as well as the related amounts applied against the reserve through September 30, 1999. Huntington expects that the remaining reserve of $21 million, which represents estimated future cash outlays, will be substantially utilized by the end of 1999.

-----------------------------------------------------------------------------------------------
                                   EMPLOYEE   OPERATIONS       RETAIL       EXIT
(in millions of dollars)            COSTS      EQUIPMENT    BANK OFFICES    COSTS        TOTAL
-----------------------------------------------------------------------------------------------
Special Charge                       $26          $ 12          $20          $32          $ 90
Utilization:
   Cash                               (8)           --           --           (7)          (15)
   Non-cash                           --           (12)          (5)          (4)          (21)
                                     ---          ----          ---          ---          ----
Balance as of December 31, 1998       18            --           15           21            54
                                     ---          ----          ---          ---          ----
Utilization                           (4)           --           (4)          (5)          (13)
                                     ---          ----          ---          ---          ----
Balance as of March 31, 1999          14            --           11           16            41
                                     ---          ----          ---          ---          ----
Utilization                           (2)           --           (1)          (7)          (10)
                                     ---          ----          ---          ---          ----
Balance as of  June 30, 1999          12            --           10            9            31
                                     ---          ----          ---          ---          ----
Utilization                           (5)           --           --           (5)          (10)
                                     ---          ----          ---          ---          ----
Balance as of September 30, 1999     $ 7          $ --          $10          $ 4          $ 21
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

        The calculation of basic and diluted earnings per share for each of the periods ended September 30, is as follows (in thousands, except per share amounts):

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30               SEPTEMBER 30
                                        ---------------------     ---------------------
                                          1999         1998         1999         1998
                                        --------     --------     --------     --------
Net Income                              $105,587     $ 88,755     $307,134     $270,550
                                        ========     ========     ========     ========

Average common shares outstanding        230,133      232,886      230,851      232,721
Dilutive effect of stock options           1,882        1,959        2,002        2,339
                                        --------     --------     --------     --------
  Diluted common shares outstanding      232,015      234,845      232,853      235,060
                                        ========     ========     ========     ========

Earnings per share
            Basic                       $    .46     $    .38     $   1.33     $   1.16
            Diluted                     $    .46     $    .38     $   1.32     $   1.15

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

                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate    Dealer     Financial   Treasury/    Huntington
                                    Banking      Banking      Sales       Group       Other     Consolidated
                                    --------    ---------    -------    ---------   ---------   ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $143,439     $66,035     $52,807     $ 6,955     $ 1,475      $270,711
Provision for Loan Losses              8,304       4,040       9,130         602          --        22,076
Non-Interest Income                   70,471      17,927       1,107      11,798      14,351       115,654
Non-Interest Expense                 133,388      31,350      12,224      10,239      18,988       206,189
Income Taxes and FTE Adjustment       23,971      16,138      10,822       2,629      (1,047)       52,513
                                    --------     -------     -------     -------     -------      --------
Net Income                          $ 48,247     $32,434     $21,738     $ 5,283     $(2,115)     $105,587
                                    ========     =======     =======     =======     =======      ========


Depreciation & Amortization         $ 13,855     $ 2,119     $   282     $   354     $ 9,787      $ 26,397
                                    ========     =======     =======     =======     =======      ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets         $  6,981     $ 7,249     $ 6,291     $   583     $ 7,697      $ 28,801
Average Total Deposits                16,792       1,007          64         537         799        19,199
Capital Expenditures                       5           1          --          --           9            15


                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------------
                                                                         Private
                                     Retail     Corporate    Dealer     Financial   Treasury/    Huntington
                                    Banking      Banking      Sales       Group       Other     Consolidated
                                    --------    ---------    -------    ---------   ---------   ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $139,710     $67,782     $41,130     $ 8,037     $(2,577)     $254,082
Provision for Loan Losses              5,924       7,743      10,296         197          --        24,160
Non-Interest Income                   56,788      18,804       2,034      10,465      26,550       114,641
Non-Interest Expense                 141,593      32,863      12,129       9,596      15,696       211,877
Income Taxes and FTE Adjustment       16,213      15,219       6,865       2,883       2,751        43,931
                                    --------     -------     -------     -------     -------      --------
Net Income                          $ 32,768     $30,761     $13,874     $ 5,826     $ 5,526      $ 88,755
                                    ========     =======     =======     =======     =======      ========


Depreciation & Amortization         $ 12,153     $ 1,018     $    54     $   188     $ 9,552      $ 22,965
                                    ========     =======     =======     =======     =======      ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets         $  7,359     $ 6,893     $ 5,362     $   633     $ 7,268      $ 27,515
Average Total Deposits                17,433       1,032          64         474         322        19,325
Capital Expenditures                      19           2          --          --          19            40

                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------
                                                                           Private
                                     Retail     Corporate      Dealer     Financial   Treasury/   Huntington
                                    Banking      Banking       Sales        Group       Other    Consolidated
                                    --------    ---------     --------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $416,536     $197,793     $144,799     $21,359     $15,787     $796,274
Provision for Loan Losses             26,270       11,285       29,845       1,007          --       68,407
Non-Interest Income                  209,833       50,610        2,048      35,293      45,018      342,802
Non-Interest Expense                 401,331       93,782       35,764      29,978      49,578      610,433
Income Taxes and FTE Adjustment       66,103       47,688       27,028       8,540       3,743      153,102
                                    --------     --------     --------     -------     -------     --------
Net Income                          $132,665     $ 95,648     $ 54,210     $17,127     $ 7,484     $307,134
                                    ========     ========     ========     =======     =======     ========


Depreciation & Amortization         $ 46,816     $  6,347     $    840     $ 1,101     $30,587     $ 85,691
                                    ========     ========     ========     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets         $  7,028     $  7,240     $  6,042     $   588     $ 7,755     $ 28,653
Average Total Deposits                16,948        1,005           63         527         592       19,135
Capital Expenditures                      13            3           --          --          37           53


                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------------------------------------------------------
                                                                           Private
                                     Retail     Corporate      Dealer     Financial   Treasury/   Huntington
                                    Banking      Banking       Sales        Group       Other    Consolidated
                                    --------    ---------     --------    ---------   ---------  ------------
INCOME STATEMENT
(IN THOUSANDS OF DOLLARS)
-------------------------
Net Interest Income (FTE)           $404,670     $189,565     $121,421     $23,762     $22,177     $761,595
Provision for Loan Losses             27,372       13,300       29,337         927          --       70,936
Non-Interest Income                  170,402       52,896        5,409      31,157      69,852      329,716
Non-Interest Expense                 404,917      102,248       37,012      29,138      41,682      614,997
Income Taxes and FTE Adjustment       47,441       42,164       20,096       8,258      16,869      134,828
                                    --------     --------     --------     -------     -------     --------
Net Income                          $ 95,342     $ 84,749     $ 40,385     $16,596     $33,478     $270,550
                                    ========     ========     ========     =======     =======     ========


Depreciation & Amortization         $ 37,068     $  3,980     $    364     $   775     $15,700     $ 57,887
                                    ========     ========     ========     =======     =======     ========


OTHER FINANCIAL DATA
(IN MILLIONS OF DOLLARS)
------------------------
Average Identifiable Assets         $  7,026     $  6,547     $  5,178     $   620     $ 7,272     $ 26,643
Average Total Deposits                16,012          978           62         471         571       18,094
Capital Expenditures                      33            4           --          --          69          106

--------------------------------------------------------------------------------
FINANCIAL REVIEW


LOAN PORTFOLIO COMPOSITION
-------------------------------------------------------------------------------------------------

                                                SEPTEMBER 30,     December 31,      September 30,
(in thousands of dollars)                           1999              1998              1998
----------------------------------------------  -------------     ------------      -------------
Commercial (1) ...............................  $  6,103,070      $  6,026,736      $  5,894,899
Real Estate
     Construction ............................     1,140,187           919,326           826,301
     Commercial ..............................     2,178,699         2,231,786         2,254,991
     Residential .............................     1,434,353         1,408,289         1,478,354
Consumer
    Loans (1) ................................     6,646,372         6,958,054         6,908,927
    Leases ...................................     2,506,509         1,910,642         1,774,429
                                                ------------      ------------      ------------
                                                  20,009,190        19,454,833        19,137,901
Unearned income on loans .....................          (170)             (282)             (349)
                                                ------------      ------------      ------------

     TOTAL LOANS .............................  $ 20,009,020      $ 19,454,551      $ 19,137,552
                                                ============      ============      ============


DEPOSIT COMPOSITION
-------------------------------------------------------------------------------------------------

                                                SEPTEMBER 30,     December 31,      September 30,
(in thousands of dollars)                           1999              1998              1998
----------------------------------------------  -------------     ------------      -------------
Demand deposits
     Non-interest bearing ....................  $  2,888,886      $  3,129,199      $  2,863,784
     Interest bearing ........................     4,549,729         4,642,147         4,244,527
Savings deposits .............................     3,913,901         3,690,040         3,636,995
Other domestic time deposits .................     5,707,685         6,186,985         6,560,886
                                                ------------      ------------      ------------
     TOTAL CORE DEPOSITS .....................    17,060,201        17,648,371        17,306,192
                                                ------------      ------------      ------------
Certificates of deposit of $100,000 or more ..     1,695,764         1,699,261         1,825,802
Foreign time deposits ........................       485,843           375,140           114,741
                                                ------------      ------------      ------------

     TOTAL DEPOSITS ..........................  $ 19,241,808      $ 19,722,772      $ 19,246,735
                                                ============      ============      ============


(1) Balance at September 1999, excludes $25 million of business credit card and $518 million of consumer credit card receivables, respectively, classified as "held for sale".

--------------------------------------------------------------------------------
FINANCIAL REVIEW

ANALYSIS OF NON-INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
(in thousands of dollars)                                     SEPTEMBER 30,                       SEPTEMBER 30,
----------------------------------------------------     ---------------------   PERCENT      ---------------------   PERCENT
                                                           1999         1998     CHANGE         1999         1998     CHANGE
                                                         --------     --------   -------      --------     --------   -------
Service charges on deposit accounts ................     $ 41,700     $ 32,493     28.3%      $113,541     $ 92,411     22.9%
Brokerage and insurance ............................       14,620       10,057     45.4         38,703       26,862     44.1
Mortgage banking ...................................       14,282       15,270     (6.5)        47,464       44,618      6.4
Trust services .....................................       12,625       12,502      1.0         39,202       37,830      3.6
Electronic banking fees ............................        9,771        7,897     23.7         27,219       21,165     28.6
Bank Owned Life Insurance income ...................        9,390        8,098     16.0         28,170       20,614     36.7
Credit card fees ...................................        6,626        5,197     27.5         18,223       15,542     17.3
Other ..............................................        6,103       12,512    (51.2)        25,213       42,654    (40.9)
                                                         --------     --------                --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS ..      115,117      104,026     10.7        337,735      301,696     11.9
                                                         --------     --------                --------     --------
Securities gains ...................................          537       10,615    (94.9)         5,067       28,020    (81.9)
                                                         --------     --------                --------     --------

TOTAL NON-INTEREST INCOME ..........................     $115,654     $114,641      0.9%      $342,802     $329,716      4.0%
                                                         ========     ========                ========     ========

ANALYSIS OF NON-INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
(in thousands of dollars)                                     SEPTEMBER 30,                       SEPTEMBER 30,
----------------------------------------------------     ---------------------   PERCENT      ---------------------   PERCENT
                                                           1999         1998     CHANGE         1999         1998     CHANGE
                                                         --------     --------   -------      --------     --------   -------
Personnel and related costs ........................     $104,730     $111,744     (6.3)%     $319,247     $324,939     (1.8)%
Net occupancy ......................................       16,799       15,019     11.9         44,279       42,521      4.1
Equipment ..........................................       16,059       15,001      7.1         48,505       45,838      5.8
Outside data processing and other services .........       15,929       17,550     (9.2)        47,244       53,880    (12.3)
Amortization of intangible assets ..................        9,326        9,467     (1.5)        27,990       16,253     72.2
Marketing ..........................................        8,722        8,762     (0.5)        21,922       24,009     (8.7)
Telecommunications .................................        7,412        7,793     (4.9)        21,411       21,256      0.7
Printing and supplies ..............................        5,254        5,851    (10.2)        14,744       17,223    (14.4)
Legal and other professional services ..............        4,754        5,291    (10.1)        15,301       17,313    (11.6)
Franchise and other taxes ..........................        3,598        5,523    (34.9)        11,966       16,549    (27.7)
Other ..............................................       13,606        9,876     37.8         37,824       35,216      7.4
                                                         --------     --------                --------     --------

TOTAL NON-INTEREST EXPENSE .........................     $206,189     $211,877     (2.7)%     $610,433     $614,997     (0.7)%
                                                         ========     ========                ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OVERVIEW

        Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Ohio, Michigan, Florida, West Virginia, Indiana, and Kentucky. Huntington has foreign offices in the Cayman Islands and Hong Kong.

        In 1995, Congress passed the Private Securities Litigation Reform Act to encourage corporations to provide investors with information about anticipated future financial performance, goals, and strategies. The Act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections--including without limitation those relating to Huntington's Year 2000 readiness--that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including:

o       changes in economic conditions and movements in interest rates;

o       competitive pressures on product pricing and services;

o success and timing of business strategies and successful integration of acquired businesses;

o       the nature, extent, and timing of governmental actions and reforms; and,

o risks of Year 2000 disruption and extended disruption of vital infrastructure.

        The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the third quarter of 1999 should be read in conjunction with the financial statements, notes and other information contained herein.

        Huntington reported net income of $105.6 million for the third quarter of 1999 versus $88.8 million one year ago. In these same periods, diluted earnings per share increased 21.1%, from $.38 to $.46. For the first nine months of the year, net income was $307.1 million, compared with $270.6 million in the same period last year. Diluted earnings per share for the nine month periods was $1.32 and $1.15, respectively, an increase of 14.8%. Return on average assets
(ROA) was 1.45% and 1.43% for the third quarter and first nine months of 1999, respectively, compared with 1.28% and 1.36% for the same periods a year ago. Return on average equity (ROE) increased to 19.07% in the recent quarter, versus 16.43% in the third quarter last year. On a year-to-date basis, ROE was 19.01% in 1999 and 17.27% in 1998.

        Huntington's "cash basis" diluted earnings per share, which excludes the effect of goodwill and other intangible assets amortization, net of tax, rose to $.49 in the recent three months, compared with $.41 per share in last year's third quarter. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity were 1.59% and 29.54%, respectively. Under this same basis for the first nine months of 1999, ROA was 1.57% and ROE was 29.90%. Huntington's efficiency ratio for the quarter just ended was 51.02%, a 5.4 percentage point improvement from one year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

        Total assets were $29.0 billion at September 30, 1999, compared with $27.4 billion twelve months ago. The increase was primarily the result of strong loan growth, particularly in the consumer area. Loans held for sale increased during the recent quarter due to the recently announced decision by Huntington to sell its retail and corporate credit card receivables. The sale closed in October 1999. Commercial loans, including non-residential real estate, were up approximately 6.3% versus the third quarter one year ago. In this same period, consumer loans grew nearly 10%, primarily in the areas of vehicle leasing and home equity lending.

        On the funding side of the balance sheet, average core deposits were $17.1 billion in the recent quarter, representing a decline of 2% versus the same three months of 1998. Retail certificates of deposit drove the decrease as all other categories were up from last year. Huntington continued to raise short-term wholesale monies and issue unsecured medium-term notes as sources of additional funding.

LINES OF BUSINESS

        Huntington segments its operations into five distinct lines of business:
Retail Banking, Corporate Banking, Dealer Sales, Private Financial Group, and Treasury/Other. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure, and accordingly, the results are not necessarily comparable to similar information published by other financial institutions. Below is a discussion of the business segment results, which can be found in the notes to the unaudited consolidated financial statements.

Retail Banking - Retail Banking net income was $48.2 million and $132.7 million for the third quarter and the first nine months of 1999, respectively. This represents a 47.2% and 39.1% increase, respectively, over 1998. Non-interest income for the recent quarter increased 24.1% over the same period a year ago with strength in service charges, brokerage and insurance income, and electronic banking income. Mortgage banking revenues were off 17.4% as higher market rates curtailed new production. Non-interest expenses were flat versus the comparable periods of 1998. This segment contributed 43% of Huntington's year-to-date 1999 net income and comprised 31% of its total loan portfolio.

Corporate Banking - Corporate Banking posted net income of $32.4 million for the third quarter, a 5.4% increase over 1998. For the first nine months, net income was $95.6 million versus $84.7 million one year ago. The larger increase year-to-date was the result of solid loan and deposit growth in the first half of the year. The recent quarter's performance was impacted by certain paydowns of significant larger credits. This segment contributed 31% of Huntington's third quarter earnings and represented 35% of the total loan portfolio.

Dealer Sales - Net income totaled $21.7 million and $54.2 million for the recent quarter and year-to-date periods, respectively, up 56.7% and 34.2% from one year ago. Increased vehicle leasing volumes pushed net interest income higher. Tighter expense control also helped to mitigate weakness in non-interest income. This business line totaled 21% of Huntington's net income in the recent three months and 30% of its outstanding loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

Private Financial Group - The Private Financial Group achieved net income for the quarter just ended of $5.3 million, 9.3% lower than the year-ago quarter, and $17.1 million for the first nine months, an increase of 3.2% over the same period last year. Net interest income for the quarter declined 13.5% due to lower loan and deposit volumes. Non-interest income increased for the same period 12.7% primarily due to increases in service charges, trust revenue, and credit card income. This segment represented 5% of Huntington's third quarter 1999 operating results and 3% of total loans at September 30, 1999.

Treasury/Other - This segment reported a net loss of $2.1 million for the recent quarter and net income of $7.5 million for the nine months just ended. In comparing third quarter 1999 results to the same period last year, the primary difference was $10.6 million of securities gains in 1998 versus only $.5 million in this quarter. In terms of the nine month results, the lower securities gains and increased amortization of intangibles subsequent to the Florida branch acquisition in June 1998 drove net income down versus last year.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

         Net interest income for the three and nine months ended September 30, 1999, was $268.4 million and $789.1 million, increases of 6.7% and 4.7%, respectively, when compared with the same periods last year. The increase in the recent quarter is primarily attributable to growth in earning assets, though the net interest margin did increase modestly to 4.22%, compared with 4.18% in 1998's third quarter. Higher earning assets also drove the year-to-date increase.

PROVISION FOR LOAN LOSSES
-------------------------

        The provision for loan losses is the charge to earnings that management estimates to be necessary to maintain the allowance for loan losses at a level adequate to absorb inherent losses in the loan and lease portfolios. The provision for loan losses was $22.1 million in the third quarter of 1999, down from $24.2 million one year ago. On a year-to-date basis, the provision was $68.4 million, also down from $70.9 million in the first nine months of 1998. Annualized net charge-offs as a percentage of average total loans were .39% and
 .43% in the three and nine months just ended. Loan losses totaled .52% and .48% in the same periods last year.

NON-INTEREST INCOME
-------------------

        Excluding gains from securities transactions, non-interest income was $115.1 million for the recent three months and $337.7 million for the first nine months of the year. Substantial improvements were experienced in several fee-based activities. Brokerage and insurance income increased 45.4% in the quarter due to Huntington's growing network of licensed investment and insurance representatives, coupled with an advertising campaign promoting the company's proprietary annuity product. The 28.3% increase in service charges was the result of higher fee income from retail deposit accounts and growth in sales of cash management products targeted to small businesses. Electronic banking income was up 23.7% primarily due to the increasing popularity of Huntington's check card product, along with an expanded number of on-line

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

banking customers. Income from Bank Owned Life Insurance was $9.4 million and $28.2 million, respectively, in the three months and nine months ended September 30, 1999, compared with $8.1 million and $20.6 million for the same periods a year ago. Included within other non-interest income for the recent nine month period is $2.5 million of gains from the June 1998 sale of branch banking offices in Michigan. Included in this category last year is a gain of $9.5 million from the June 1998 sale of Huntington's out-of-market credit card portfolio.

        Securities transactions netted gains of $.5 million in the quarter just ended and $5.1 million year-to-date. Huntington sold a portion of its common stock investment in Security First Technologies Corporation in the second quarter of 1999 at a gain of $23 million. Substantially offsetting this gain were losses from the sale of fixed-income investments as Huntington repositioned the portfolio to improve returns.

NON-INTEREST EXPENSE
--------------------

        Non-interest expense totaled $206.2 million in the third quarter, a decrease of 2.7% from one year ago. For the first nine months of 1999, non-interest expense totaled $610.4 million, a slight decrease from the same period in 1998. Adjusting for last year's Florida branch acquisition, which largely impacted only the second half of 1998, non-interest expense declined approximately 5.5%. Also adjusted for the purchase acquisition, personnel costs were down 6.3% and 5.5% for the recent three and nine month periods as Huntington has substantially completed its planned staffing reductions. Decreased costs for outside services, printing and supplies, telecommunications, and legal and other professional services were the result of ongoing corporate-wide efficiency initiatives. Increases in occupancy and equipment expenses were the result of banking office additions and other strategic spending, particularly in the state of Florida. Depreciation expense related to Huntington's new operations center in Columbus, Ohio, also contributed to the increase.

        Huntington announced several strategic actions in 1998 that have directly impacted the current year's results, including the closing and/or sale of approximately 33 underperforming banking offices. Huntington closed 26 and sold 7 of these offices during the first nine months of 1999 with an additional 6 offices expected to be sold or closed prior to March 31, 2000. Huntington also exited certain business activities, as discussed in the 1998 Annual Report on Form 10-K.

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

        Huntington engaged an independent consultant to establish a Year 2000 Program Management Office (PMO). The PMO organized Huntington's Year 2000 project management activities beyond the technical information services group into all business units. The PMO helped create the methodology that is used in every business unit and also afforded a quality assurance process with respect to the actions taken to remedy the Year 2000 problem. A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

multitude of internal personnel from various disciplines throughout the Huntington organization have been actively working on this project.

        Huntington systems have been tested and adjusted for the Year 2000 date change. Today all Huntington systems are performing under stringent Year 2000 scenarios. Huntington met the Year 2000 readiness goals and timetables established by the Federal Financial Institutions Examination Council (FFIEC).

        Huntington, in an enterprise-wide effort, has carefully adhered to its Year 2000 Plan (the Plan), which addresses all systems, software, hardware, and infrastructure components. In connection with implementation of the Plan, business processes were assessed and validated throughout the organization. The Plan identified and addressed "Mission Critical" and "Non-mission Critical" components for Information Technology (IT) systems, Non-information Technology (Non-IT) systems, and business processes. IT includes, for example, systems that service loan and deposit customers. Non-IT systems include, among other things, security systems, elevators, utilities, and voice/data communications. An application, system, or process is Mission Critical if it is vital to the successful continuance of a core business activity. Huntington has fully completed the Plan's goals for both IT and Non-IT systems, following a five phase approach recommended by federal bank regulators.

        Beginning November 1, 1999, Huntington placed a freeze on all changes to major business processes and systems that will be in effect until March 1, 2000. The purpose of this freeze is to further protect the organization from Year 2000 disruption caused by changes that have not been validated as Year 2000 ready being introduced to otherwise ready business processes and systems. A command center has been established to address any incidents that may occur and coordinate status reporting during this period. In addition, a call center committee has been formed to handle the expected customer inquires and ensure consistent communication is provided to all employees and customers. As part of Huntington's contingency planning, staffing in all areas of the organization is being coordinated through this command center to ensure adequate coverage in case of an incident. Event drills are taking place in early December to train employees to handle a sample failure scenario. While the company cannot predict what will happen, Huntington is addressing a `worst case' scenario (i.e., loss of power, loss of telecommunications, etc.) in its contingency planning.

        Furthermore, Huntington has identified and performed "due diligence" on approximately 350 vendors, with a focus on twenty-one vendors considered "Mission Critical." Huntington has worked with each of these parties to test transactions and/or interfaces between its processors, obtained appropriate information from each party, and assessed each party's ability to be prepared for the Year 2000. Huntington depends on various third-party vendors, suppliers, and service providers. The activities undertaken by these third parties can vary from processing and settlement of automated teller transactions to mortgage loan processing. Huntington will be dependent on the continued service by its vendors, suppliers, service providers, and ultimately its customers' continued operations in order to avoid business interruptions. Any interruption in a third party's ability to provide goods and services, such as issues with telecommunication links, power, and transportation, could present problems to Huntington's ability to service its customers.

        Identifiable costs for the Year 2000 project incurred in the third quarter and first nine months of 1999 were $1.9 million and $10.0 million, respectively. Management estimates it will cost up to an additional $5 million to keep its systems and business processes Year 2000 ready

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

and to implement elements of its contingency plan, if necessary. These expenses are not expected to materially impact operating results in any one period. The estimates incorporate not only incremental third-party expenses for consultants and others but also include salary and benefit costs of employees redeployed and full implementation of the command center, regional command posts, and call center. Also included are due diligence expenses related to monitoring Huntington's vendors' and service providers' readiness.

        Major business risks associated with the Year 2000 problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, and increased non-performing loans and credit losses in the event that borrowers fail to properly respond to the problem, and other factors outside of Huntington's control. These risks, along with unforeseen, and therefore unidentified circumstances involving Huntington's systems, and the resulting possible inability to properly process core business transactions and meet contractual servicing agreements, could expose Huntington to loss of revenues, litigation, and asset quality deterioration.

        The Year 2000 problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impact to Huntington or to third parties which provide Mission Critical services to the company. Huntington has, however, implemented several proactive processes to identify and mitigate risk involving systems and processes over which it has control, including strengthening its Business Resumption Plan for the Year 2000 by adding alternatives for systems and networks in support of critical applications. The modifications to Huntington's contingency plan are complete. Huntington's senior management believes successful modifications to existing systems and conversions to new systems will substantially reduce the risk of Year 2000 disruption.

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

        At September 30, 1999, the results of Huntington's interest sensitivity analysis indicated that net interest income would be expected to decrease by approximately 2% if rates rose 100 basis points and would drop an estimated 4% in the event of a 200 basis point increase. Huntington is relatively neutral to a 100 basis point drop in rates but would benefit 3% if rates declined 200 basis points.

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

        The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at September 30, 1999:

                                                        Average                     Average Rate
                                           Notional     Maturity    Market          ------------
(Dollars in millions)                       Value       (years)     Value        Receive         Pay
-----------------------------               -----       -------     -----        -------         ---
ASSET CONVERSION SWAPS
   Receive fixed                            $1,545        2.91     $(17.4)        6.09%         5.42%
                                            ======                 ======

LIABILITY CONVERSION SWAPS
   Receive fixed                            $1,790        4.16     $(22.3)        6.18%         5.50%
   Receive fixed-amortizing                    123        0.15        0.0         5.63%         5.38%
   Pay fixed                                   775        0.52        0.8         5.38%         5.28%
                                            ------                 ------

TOTAL LIABILITY
   CONVERSION SWAPS                         $2,688        2.92     $(21.5)        5.92%         5.43%
                                            ======                 ======

BASIS PROTECTION SWAPS                      $1,375        0.83     $ (0.1)        5.40%         5.41%
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

        The contractual interest payments are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At September 30, 1999, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $59.6 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty.

        The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $1 billion at September 30, 1999. Total credit exposure from such contracts is not material. These separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

        Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge off may be delayed in circumstances when collateral is repossessed and anticipated to sell at a future date. Total non-performing assets were $93.3 million and $95.8 million, respectively, at September 30, 1999, and 1998. As of the same dates, non-performing loans represented .39% of total loans, while non-performing assets as a percent of total loans and other real estate were .47% and .50%, respectively. Loans past due ninety days or more but continuing to accrue interest were $64.8 million at September 30, 1999, up only slightly from one year ago.

        The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of probable losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 10% at the recent quarter end versus 12% one year ago. The reserve ratio was 1.48% at the recent quarter end compared with 1.50% at the end of last year's third quarter. As of September 30, 1999, the ALL covered non-performing loans approximately 3.8 times and when combined with the allowance for other real estate owned, was 316% of total nonperforming assets.

CAPITAL

        Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's ratio of average equity to average assets was 7.63% in the recent quarter compared with 7.79% in the same three months of last year. For the nine month period, the ratio was 7.54%, versus 7.86% in the first three quarters of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

--------------------------------------------------------------------------------

        Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.32%, its total risk-based capital ratio was 10.62%, and its leverage ratio was 6.58%, each of which exceeds the well-capitalized requirements. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

        Huntington's common stock repurchase program was reactivated in the third quarter of 1998. In connection with the reinstatement of the program, the Board of Directors also increased the number of shares authorized for repurchase to 16.5 million (after adjusting for the ten percent stock dividend paid July
1999), up from approximately 3 million shares remaining when the plan was suspended. The shares are to be purchased through open market and privately negotiated transactions. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment, stock option, and other benefit plans as well as for stock dividends and other corporate purposes. In the first nine months of this year, Huntington repurchased approximately 2.6 million shares, leaving 12.6 million shares available for repurchase under the program.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1998. Quantitative and qualitative disclosures for the current period can be found on pages 19 through 21.

--------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,            1999             1998           % Change
------------------------------------------------  --------         --------         --------
NET INCOME .....................................  $105,587         $ 88,755           19.0%
PER COMMON SHARE AMOUNTS (1)
      Net income
           Basic ...............................  $   0.46         $   0.38           21.1
           Diluted .............................  $   0.46         $   0.38           21.1
      Cash dividends declared ..................  $   0.20         $   0.18           11.1
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1) ..   232,015          234,845           (1.2)
KEY RATIOS
Return on:
     Average total assets ......................      1.45%            1.28%          13.3
     Average shareholders' equity ..............     19.07%           16.43%          16.1
Efficiency ratio ...............................     51.02%           56.46%          (9.6)
Average equity/average assets ..................      7.63%            7.79%          (2.1)
Net interest margin ............................      4.22%            4.18%           1.0

TANGIBLE OR "CASH BASIS" RATIOS (2)
Net Income Per Common Share -- Diluted (1) .....  $   0.49         $   0.41           19.5
Return on:
     Average total assets ......................      1.59%            1.43%          11.2
     Average shareholders' equity ..............     29.54%           26.59%          11.1

------------------------------------------------  --------         --------         --------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,             1999             1998           % Change
------------------------------------------------  --------         --------         --------
NET INCOME .....................................  $307,134         $270,550           13.5%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic ................................  $   1.33         $   1.16           14.7
          Diluted ..............................  $   1.32         $   1.15           14.8
     Cash dividends declared ...................  $   0.56         $   0.50           12.0
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1) ..   232,853          235,060           (0.9)
KEY RATIOS
Return on:
     Average total assets ......................      1.43%            1.36%           5.1
     Average shareholders' equity ..............     19.01%           17.27%          10.1
Efficiency ratio ...............................     51.36%           56.80%          (9.6)
Average equity/average assets ..................      7.54%            7.86%          (4.1)
Net interest margin ............................      4.18%            4.24%          (1.4)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Net Income Per Common Share -- Diluted (1) .....  $   1.41         $   1.21           16.5
Return on:
     Average total assets ......................      1.57%            1.45%           8.3
     Average shareholders' equity ..............     29.90%           22.71%          31.7

(1) Adjusted for stock dividends and stock splits, as applicable.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
------------------------------------------------------------------------------------------------
(in thousands of dollars)                    SEPTEMBER 30, 1999            December 31, 1998
------------------------------------------------------------------------------------------------
                                       AMORTIZED COST   FAIR VALUE   Amortized Cost   Fair Value
------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .....................  $      802     $      805     $    1,000     $    1,007
     1-5 years ........................      51,787         50,469         63,537         65,364
     6-10 years .......................     502,719        483,101        169,959        176,945
                                         ----------     ----------     ----------     ----------
        Total .........................     555,308        534,375        234,496        243,316
                                         ----------     ----------     ----------     ----------
Federal agencies
     Mortgage-backed securities
     1-5 years ........................           6              6             11             11
     6-10 years .......................      38,559         38,556         87,342         89,162
     Over 10 years ....................   1,762,589      1,718,496      1,356,722      1,363,015
                                         ----------     ----------     ----------     ----------
        Total .........................   1,801,154      1,757,058      1,444,075      1,452,188
                                         ----------     ----------     ----------     ----------
     Other agencies
     1-5 years ........................     763,946        741,179        968,753        975,253
     6-10 years .......................     510,421        487,862        678,245        684,230
     Over 10 years ....................     885,195        861,710        740,139        741,147
                                         ----------     ----------     ----------     ----------
        Total .........................   2,159,562      2,090,751      2,387,137      2,400,630
                                         ----------     ----------     ----------     ----------
Other
     Under 1 year .....................      21,472         21,478          7,492          7,478
     1-5 years ........................     258,975        258,917        188,551        190,871
     6-10 years .......................     131,007        128,390        204,788        210,698
     Over 10 years ....................     262,733        253,089        268,319        268,930
     Marketable equity securities .....      10,645         42,538          8,359          7,304
                                         ----------     ----------     ----------     ----------
        Total .........................     684,832        704,412        677,509        685,281
                                         ----------     ----------     ----------     ----------
Total Securities Available for Sale ...  $5,200,856     $5,086,596     $4,743,217     $4,781,415
                                         ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW


LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------        ------------------------
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ....  $293,274        $286,864        $290,948        $258,171
Allowance acquired/other ..........................        --              --              --          22,042
Loan losses .......................................   (27,782)        (33,095)        (87,436)        (89,516)
Recoveries of loans previously charged off ........     8,044           8,193          23,693          24,489
Provision for loan losses .........................    22,076          24,160          68,407          70,936
                                                     --------        --------        --------        --------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD ...........  $295,612        $286,122        $295,612        $286,122
                                                     ========        ========        ========        ========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized .....................      0.39%           0.52%           0.43%           0.48%
  Provision for loan losses--annualized ...........      0.43%           0.51%           0.46%           0.52%
Allowance for loan losses as a % of total loans ...      1.48%           1.50%           1.48%           1.50%
Net loan loss coverage (1) ........................      9.01X           6.20x           8.18X           7.20x

(1) Income before taxes and the provision for loan losses to net loan losses.

NON-PERFORMING ASSETS AND PAST DUE LOANS
---------------------------------------------------------------------------------------------------------

                                                            1999                             1998
                                              ---------------------------------      --------------------
                                               III Q        II Q          I Q         IV Q         III Q
                                              -------      -------      -------      -------      -------
Non-accrual loans:
   Commercial ..............................  $41,374      $37,840      $37,594      $34,586      $38,020
   Real Estate
      Construction .........................    6,154        7,877        7,540       10,181        6,948
      Commercial ...........................   15,751       13,028       14,133       13,243       10,427
      Residential ..........................   13,094       15,192       14,849       14,419       14,815
                                              -------      -------      -------      -------      -------
         Total Nonaccrual Loans ............   76,373       73,937       74,116       72,429       70,210
Renegotiated loans .........................    1,877        2,827        2,764        4,706        4,798
                                              -------      -------      -------      -------      -------

TOTAL NON-PERFORMING LOANS .................   78,250       76,764       76,880       77,135       75,008
Other real estate, net .....................   15,072       16,839       17,853       18,964       20,812
                                              -------      -------      -------      -------      -------

TOTAL NON-PERFORMING ASSETS ................  $93,322      $93,603      $94,733      $96,099      $95,820
                                              =======      =======      =======      =======      =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .........................     0.39%        0.38%        0.39%        0.40%        0.39%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ...     0.47%        0.46%        0.48%        0.49%        0.50%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS .....................   377.78%      382.05%      378.60%      377.19%      381.46%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ...   315.82%      311.32%      305.33%      301.00%      296.69%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ....  $64,788      $54,305      $51,039      $51,037      $63,998
                                              =======      =======      =======      =======      =======

---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis (1)                                             3RD QUARTER 1999        2ND QUARTER 1999
                                                                         --------------------    --------------------
(in millions of dollars)                                                 AVERAGE       YIELD/    AVERAGE       YIELD/
-----------------------------------------------------------------------  BALANCE       RATE      BALANCE        RATE
                                                                         -------      -------    -------       ------
ASSETS
Interest bearing deposits in banks ....................................  $     8        3.64%    $     8        3.75%
Trading account securities ............................................        7        5.64          15        5.41
Federal funds sold and securities purchased under resale agreements ...       20        5.39          19        4.86
Loans held for sale ...................................................      169        7.27         269        6.96
Securities:
      Taxable .........................................................    4,846        6.14       4,914        5.99
      Tax exempt ......................................................      295        7.76         303        7.90
                                                                         -------                 -------
           Total Securities ...........................................    5,141        6.24       5,217        6.10
                                                                         -------                 -------
Loans:
     Commercial .......................................................    6,066        7.90       6,182        7.73
     Real Estate
          Construction ................................................    1,103        8.13       1,012        7.92
          Mortgage ....................................................    3,636        7.87       3,726        7.92
     Consumer
           Loans ......................................................    7,093        8.29       6,907        8.25
           Leases .....................................................    2,365        6.75       2,175        6.72
                                                                         -------                 -------
           Total Consumer .............................................    9,458        7.90       9,082        7.88
                                                                         -------                 -------
Total Loans ...........................................................   20,263        7.91      20,002        7.84
                                                                         -------                 -------
Allowance for loan losses .............................................      301                     297
                                                                         -------                 -------
Net loans (2) .........................................................   19,962        8.54      19,705        8.35
                                                                         -------                 -------
Total earning assets ..................................................   25,608        8.07%     25,530        7.87%
                                                                         -------                 -------
Cash and due from banks ...............................................    1,026                   1,044
All other assets ......................................................    2,468                   2,454
                                                                         -------                 -------
TOTAL ASSETS ..........................................................  $28,801                 $28,731
                                                                         =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ....................................  $ 3,509                 $ 3,511
     Interest bearing demand deposits .................................    4,139        2.66%      4,109        2.50%
     Savings deposits .................................................    3,792        3.43       3,769        3.25
     Other domestic time deposits .....................................    5,631        5.04       5,715        5.07
                                                                         -------                 -------
          Total core deposits .........................................   17,071        3.86      17,104        3.79
                                                                         -------                 -------
Certificates of deposit of $100,000 or more ...........................    1,663        5.12       1,662        5.08
Foreign time deposits .................................................      465        5.17         307        4.82
                                                                         -------                 -------
     Total deposits ...................................................   19,199        4.03      19,073        3.95
                                                                         -------                 -------
Short-term borrowings .................................................    2,331        4.54       2,793        4.38
Medium-term notes .....................................................    3,415        5.44       3,047        5.19
Subordinated notes and other long-term debt,
   including preferred capital securities .............................    1,001        6.03       1,004        5.70
                                                                         -------                 -------
     Total interest bearing liabilities ...............................   22,437        4.39%     22,406        4.25%
                                                                         -------                 -------
All other liabilities .................................................      658                     653
Shareholders' equity ..................................................    2,197                   2,161
                                                                         -------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................  $28,801                 $28,731
                                                                         =======                 =======

Net interest rate spread ..............................................                 3.68%                   3.62%
Impact of non-interest bearing funds on margin ........................                 0.54%                   0.52%
NET INTEREST MARGIN ...................................................                 4.22%                   4.14%

---------------------------------------------------------
(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.
(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.
(3) Excludes nonrecurring interest rate swap adjustment of $9.2 million.

---------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

         1ST QUARTER 1999        4th Quarter 1998          3rd Quarter 1998
        -----------------       -----------------         -----------------
        AVERAGE    YIELD/       Average    Yield/         Average    Yield/
        BALANCE     RATE        Balance     Rate          Balance     Rate
        -------    ------       -------    ------         -------    ------
        $     8     4.93%       $     4     5.00%         $    31     5.20%
             18     5.20             12     5.62               11     5.87
             18     5.64             34     5.48              689     5.62
            359     6.75            377     6.73              275     7.10

          4,926     6.05          4,518     6.16            4,077     6.34
            304     8.17            292     8.16              234     8.86
        -------                 -------                   -------
          5,230     6.17          4,810     6.28            4,311     6.47
        -------                 -------                   -------

          6,067     7.90          5,954     7.99            5,763     8.36

            957     8.14            864     8.24              811     8.83
          3,651     7.97          3,689     8.21            3,760     8.43

          6,873     8.38          6,912     8.62            6,896     8.77
          2,015     6.94          1,850     7.00            1,728     7.11
        -------                 -------                   -------
          8,888     8.05          8,762     8.28            8,624     8.44
        -------                 -------                   -------
         19,563     7.99         19,269     8.17           18,958     8.43
        -------                 -------                   -------
            299                     296                       293
        -------                 -------                   -------
         19,264     8.49         18,973     8.68           18,665     8.87
        -------                 -------                   -------
         25,196     7.98%        24,506     8.17%          24,275     8.33%
        -------                 -------                   -------
          1,064                   1,056                     1,017
          2,461                   2,448                     2,516
        -------                 -------                   -------
        $28,422                 $27,714                   $27,515
        =======                 =======                   =======


        $ 3,505                 $ 3,577                   $ 3,466
          4,061     2.46%         3,967     2.60%           3,898     2.77%
          3,627     3.17          3,546     3.38            3,428     3.56
          6,047     5.27          6,459     5.43            6,619     5.53
        -------                 -------                   -------
         17,240     3.88         17,549     4.10           17,411     4.27
        -------                 -------                   -------
          1,730     5.35          1,755     5.65            1,884     5.71
            161     4.80             56     4.86               30     5.39
        -------                 -------                   -------
         19,131     4.06         19,360     4.27           19,325     4.45
        -------                 -------                   -------
          2,853     4.33          2,123     4.36            1,515     4.75
          2,666     5.29          2,526     5.48            2,952     5.70

          1,007     5.81          1,020     5.88(3)         1,041     6.37
        -------                 -------                   -------
         22,152     4.32%        21,452     4.49%          21,367     4.72%
        -------                 -------                   -------
            644                     653                       539
          2,121                   2,032                     2,143
        -------                 -------                   -------
        $28,422                 $27,714                   $27,515
        =======                 =======                   =======

                    3.66%                   3.68%                     3.61%
                    0.52%                   0.56%                     0.57%
                    4.18%                   4.24%(3)                  4.18%

------------------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA

                                                                     1999                             1998
                                                      ----------------------------------     ---------------------
(in thousands of dollars, except per share amounts)     III Q        II Q         I Q          IV Q         III Q
----------------------------------------------------  --------     --------     --------     --------     --------
TOTAL INTEREST INCOME ..............................  $516,294     $498,500     $495,692     $500,395     $505,221
TOTAL INTEREST EXPENSE .............................   247,863      237,352      236,171      233,094      253,706
                                                      --------     --------     --------     --------     --------
NET INTEREST INCOME ................................   268,431      261,148      259,521      267,301      251,515
Provision for loan losses ..........................    22,076       21,026       25,305       34,306       24,160
                                                      --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ........................   246,355      240,122      234,216      232,995      227,355
                                                      --------     --------     --------     --------     --------
Service charges on deposit accounts ................    41,700       36,065       35,776       33,992       32,493
Brokerage and insurance income .....................    14,620       12,540       11,543        9,848       10,057
Mortgage banking ...................................    14,282       17,224       15,958       15,388       15,270
Trust services .....................................    12,625       13,143       13,434       12,924       12,502
Electronic banking fees ............................     9,771        9,410        8,038        8,037        7,897
Bank Owned Life Insurance income ...................     9,390        9,390        9,390        8,098        8,098
Credit card fees ...................................     6,626        6,255        5,342        6,367        5,197
Other ..............................................     6,103       11,029        8,081       12,057       12,512
                                                      --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS ..   115,117      115,056      107,562      106,711      104,026
                                                      --------     --------     --------     --------     --------
Securities gains ...................................       537        2,220        2,310        1,773       10,615
                                                      --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ..........................   115,654      117,276      109,872      108,484      114,641
                                                      --------     --------     --------     --------     --------
Personnel and related costs ........................   104,730      107,263      107,254      103,600      111,744
Net occupancy ......................................    16,799       13,563       13,917       11,602       15,019
Equipment ..........................................    16,059       15,573       16,873       16,202       15,001
Outside data processing and other services .........    15,929       15,923       15,392       20,915       17,550
Amortization of intangible assets ..................     9,326        9,336        9,328        9,436        9,467
Marketing ..........................................     8,722        6,902        6,298        8,251        8,762
Telecommunications .................................     7,412        6,935        7,064        8,173        7,793
Printing and supplies ..............................     5,254        4,734        4,756        6,450        5,851
Legal and other professional services ..............     4,754        5,803        4,744        7,847        5,291
Franchise and other taxes ..........................     3,598        3,981        4,387        5,554        5,523
Special charges ....................................        --           --           --       90,000           --
Other ..............................................    13,606       12,125       12,093       10,902        9,876
                                                      --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE .........................   206,189      202,138      202,106      298,932      211,877
                                                      --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES .........................   155,820      155,260      141,982       42,547      130,119
Provision for income taxes .........................    50,233       50,285       45,410       11,329       41,364
                                                      --------     --------     --------     --------     --------

NET INCOME .........................................  $105,587     $104,975     $ 96,572     $ 31,218     $ 88,755
                                                      ========     ========     ========     ========     ========

PER COMMON SHARE (1)
 Net income
     Diluted .......................................  $   0.46     $   0.45     $   0.41     $   0.13     $   0.38
     Diluted - Cash Basis ..........................  $   0.49     $   0.48     $   0.45     $   0.17     $   0.41
 Cash Dividends Declared ...........................  $   0.20     $   0.18     $   0.18     $   0.18     $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ................................  $268,431     $261,148     $259,521     $267,301     $251,515
Tax Equivalent Adjustment (2) ......................     2,280        2,390        2,504        2,504        2,567
                                                      --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income .................  $270,711     $263,538     $262,025     $269,805     $254,082
                                                      ========     ========     ========     ========     ========

(1) Adjusted for stock dividends and stock splits, as applicable.
(2) Calculated assuming a 35% tax rate.

STOCK SUMMARY, KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------


QUARTERLY COMMON STOCK SUMMARY (1)
--------------------------------------------------------------------------------------------

                                             1999                             1998
                            ------------------------------------      ----------------------
                              III Q          II Q          I Q          IV Q         III Q
                            ---------     ---------     --------      --------     ---------
High .....................  $33 7/8       $34           $30 7/16      $28 5/8      $30 13/16
Low ......................   24 11/16      27 11/16      27 3/16       21 1/2       20
Close ....................   26 9/16       31 13/16      28 1/8        27 5/16      22 13/16
Cash dividends declared ..  $0.20         $0.18         $0.18         $0.18        $0.18



Note: Stock price quotations were obtained from NASDAQ.


KEY RATIOS AND STATISTICS
------------------------------------------------------------------------------------------------

                                                          1999                        1998
MARGIN ANALYSIS - AS A %                      ----------------------------     -----------------
OF AVERAGE EARNING ASSETS (2)                  III Q      II Q       I Q        IV Q       III Q
--------------------------------------------  ------     ------     ------     ------     ------
Interest Income ............................   8.07%      7.87%      7.98%      8.17%      8.33%
Interest Expense ...........................   3.85%      3.73%      3.80%      3.93%      4.15%
                                              -----      -----      -----      -----      -----
     Net Interest Margin ...................   4.22%      4.14%      4.18%      4.24%      4.18%
                                              =====      =====      =====      =====      =====

RETURN ON
--------------------------------------------
Average total assets .......................   1.45%      1.47%      1.38%      1.31%      1.28%
Average total assets - cash basis ..........   1.59%      1.61%      1.52%      1.45%      1.43%

Average shareholders' equity ...............  19.07%     19.48%     18.47%     17.87%     16.43%
Average shareholders' equity - cash basis ..  29.54%     30.61%     29.58%     29.44%     26.59%


Efficiency Ratio ...........................  51.02%     50.93%     52.16%     52.98%     56.46%


REGULATORY CAPITAL DATA
----------------------------------------------------------------------------------------------------------

                                                     1999                                     1998
                                    ---------------------------------------          ---------------------
(in millions of dollars)             III Q           II Q             I Q             IV Q           III Q
----------------------------------  -------         -------         -------          ------         ------
Total Risk-Adjusted Assets .......  $25,309         $24,829         $24,345         $24,239        $23,695

Tier I Risk-Based Capital Ratio ..     7.32%           7.29%           7.20%           7.10%          7.35%
Total Risk Based Capital Ratio ...    10.62%          10.65%          10.70%          10.73%         11.18%
Tier I Leverage Ratio ............     6.58%           6.45%           6.32%           6.37%          6.51%

--------------------------------------
(1) Adjusted for stock dividends and stock splits, as applicable.
(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.

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

                              ( ii ) Amended and Restated Bylaws.

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

                       27.    Financial Data Schedule

                       99.    Earnings to Fixed Charges

               (b)     Reports on Form 8-K

                       1. A report on Form 8-K, dated July 14, 1999, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the second quarter 1999.

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


                                      Huntington Bancshares Incorporated
                                      ----------------------------------
                                                 (Registrant)

Date:   November 15, 1999             /s/ Richard A. Cheap
                                      --------------------------------------
                                      Richard A. Cheap
                                      General Counsel and Secretary


Date:   November 15, 1999             /s/ Anne W. Creek
                                      --------------------------------------
                                      Anne W. Creek
                                      Executive Vice President and Principal
                                         Accounting Officer