Form 10-K
period 1999-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2000-02-22
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                                       or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file Number 0-2525

                       Huntington Bancshares Incorporated
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                            31-0724920
                 ---------                           ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

      Huntington Center, 41 S. High Street, Columbus, OH            43287
      --------------------------------------------------            -----
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999, was $4,879,362,708. As of January 31, 2000, 227,992,927 shares of common stock without par value were outstanding.


Documents Incorporated By Reference
-----------------------------------

     Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2000 Annual Shareholders' Meeting.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

Part I.
     Item 1.      Business                                                                       2

     Item 2.      Properties                                                                     7

     Item 3.      Legal Proceedings                                                              7

     Item 4.      Submission of Matters to a Vote of Security Holders                            7

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters          8

     Item 6.      Selected Financial Data                                                        8

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   9-27

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                    28

     Item 8.      Financial Statements and Supplementary Data                                   28

                  Report of Management                                                          28

                  Report of Independent Auditors                                                28

                  Consolidated Balance Sheets --
                  December 31, 1999 and 1998                                                    29

                  Consolidated Statements of Income --
                  Year Ended December 31, 1999, 1998 and 1997                                   30

                  Consolidated Statements of Changes in Shareholders' Equity --
                  Year Ended December 31, 1999, 1998 and 1997                                   31

                  Consolidated Statements of Cash Flows --
                  Year Ended December 31, 1999, 1998 and 1997                                   32

                  Notes to Consolidated Financial Statements                                 33-55

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                          55

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                            56

     Item 11.     Executive Compensation                                                        56

     Item 12.     Security Ownership of Certain Beneficial Owners and Management                56

     Item 13.     Certain Relationships and Related Transactions                                56

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K              56

                       Huntington Bancshares Incorporated
                       ----------------------------------

                                     Part I
                                     ------


ITEM 1:  BUSINESS

     Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, selling other insurance products, and issuing commercial paper guaranteed by Huntington, and providing other financial products and services. At December 31, 1999, Huntington's subsidiaries had 182 banking offices in Ohio, 125 banking offices in Michigan, 137 banking offices in Florida, 36 banking offices in West Virginia, 23 banking offices in Indiana, 12 banking offices in Kentucky, and one foreign office in the Cayman Islands and Hong Kong, respectively. The Huntington Mortgage Company (a wholly owned subsidiary) has loan origination offices throughout the Midwest and East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 1999, Huntington and its subsidiaries had 9,516 full-time equivalent employees.
     A brief discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis on page 11 of this report and the financial statement results can be found in Note 22 of the Notes to Consolidated Financial Statements on page 51.
     Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, actual or potential competition in each of Huntington's markets has been intensified. The same federal legislation permits further competition through interstate branching, subject to certain limitations by individual states. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure on Huntington's business. Finally, financial services reform legislation enacted in November 1999 (see "Gramm-Leach-Bliley Act of 1999" below) eliminates the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The new legislation permits bank holding companies that elect to become financial holding companies to engage in defined securities and insurance activities as well as to affiliate with securities and insurance firms. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.
     In January 1999, Huntington consummated the merger of The Huntington State Bank, its state bank subsidiary in Ohio, into The Huntington National Bank, an interstate national bank. As a result, The Huntington National Bank is Huntington's sole bank subsidiary.

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

HOLDING COMPANY STRUCTURE

     Huntington's depository institution subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 1999, approximately $217.5 million was available for loans to Huntington from its subsidiary bank.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Huntington, as the sole shareholder of its subsidiary bank, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. As a result of such legislation, claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiary (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiary in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiary.

DIVIDEND RESTRICTIONS

     Dividends from its subsidiary bank are a significant source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 1999, Huntington declared cash dividends to its shareholders of approximately $175.8 million. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiary can pay to Huntington without regulatory approval.
     Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2000 of approximately $317.0 million plus an additional amount equal to its net profits during 2000.

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

FDIC INSURANCE

     Under current FDIC practices, Huntington's bank subsidiary will not be required to pay deposit insurance premiums during 2000. However, the bank subsidiary will be required to make payments for the servicing of obligations of the Financing Corporation ("FICO") issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

CAPITAL REQUIREMENTS

     The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Huntington's subsidiary bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.
     The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights ("MSRs"), non-mortgage servicing assets ("NMSAs"), and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of MSRs, NMSAs, and PCCRs included in capital does not exceed 100% of Tier 1 capital. NMSAs and PCCRs are subject to a separate aggregate sublimit of 25% of Tier 1 capital. The amount of MSRs, NMSAs, and PCCRs that a bank holding company may include in its capital is limited to the lesser of (a) 90% of such assets' fair market value (as determined under the guidelines), or (b) 100% of such assets' book value, each determined quarterly. Identifiable intangible assets (i.e., intangible assets other than goodwill) other than MSRs, NMSAs, and PCCRs, including core deposit intangibles, acquired on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment), generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio (total capital to risk-weighted assets) of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.
     Under the leverage guidelines, financial institutions are required to maintain a leverage ratio (Tier 1 capital to adjusted total assets, as specified in the guidelines) of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a leverage ratio that exceeds 3% by a cushion of at least 100 to 200 basis points.
     The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level. Furthermore, the

Federal Reserve Board's guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of an institution's Tier 1 capital, less all intangibles, to total assets, less all intangibles.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.
     As of December 31, 1999, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were as follows:

                                                     Requirement                            Huntington
                                                     -----------                            ----------
Tier 1 Risk-Based Capital Ratio                        4.00 %                                 7.52 %
Total Risk-Based Capital Ratio                         8.00 %                                10.72 %
Tier 1 Leverage Ratio                                  3.00 %                                 6.72 %

     As of December 31, 1999, Huntington's bank subsidiary also had capital in excess of the minimum requirements. The risk-based capital standards of the Federal Reserve Board, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, FDICIA requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
     The federal banking regulatory agencies have adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

     Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiaries to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's depository subsidiary had $530.0 million of brokered deposits at December 31, 1999.
     FDICIA, as amended, directs that each federal banking regulatory agency prescribe standards, by regulation or guideline, for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings, and stock valuation. The Federal Reserve Board and other federal banking agencies have adopted a regulation in the form of guidelines covering most of these items. Huntington believes that the regulation and guidelines will not have a material effect on the operations of its depository institution subsidiaries.

INTERSTATE BRANCHING AND CONSOLIDATIONS

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state became permissible in 1995, and interstate branching and consolidations of existing bank subsidiaries in different states became permissible in 1997. On June 30, 1997, Huntington availed itself of the interstate branching and consolidation authority by merging into its lead national bank subsidiary all of its other bank subsidiaries, except The Huntington State Bank, which was subsequently merged into Huntington's lead national bank subsidiary on January 29, 1999. As of that date, The Huntington National Bank was Huntington's sole bank subsidiary. Future bank acquisitions, if any, in states where Huntington formerly had a separate bank subsidiary, will not require compliance with Riegle-Neal entry provisions.

GRAMM-LEACH-BLILEY ACT OF 1999

     The United States Congress in 1999 enacted major financial services modernization legislation, known as the "Gramm-Leach-Bliley Act of 1999" ("GLBA"), which was signed into law on November 12, 1999. Under GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both are effective on and after March 11, 2000.
     Financial holding company powers relate to "financial activities" that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. A company that is predominantly engaged in financial activities but is not a bank holding company may, if it becomes a bank holding company and thereby also a financial holding company, continue to engage in or retain a subsidiary engaging in those nonfinancial activities the company or its subsidiary was lawfully engaged in on September 30, 1999, but it may not expand those grandfathered activities or initiate new nonfinancial activities. Such grandfathering is available for up to fifteen years.
     National and state banks are permitted under GLBA (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance portfolio investing.
     Other provisions of GLBA establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions.

     In January, 2000, the Federal Reserve Board and the Office of the Comptroller of the Currency issued, respectively, an interim and a proposed rule governing the application process for becoming a financial holding company or a financial subsidiary. Additional regulations are expected from these agencies during the year 2000 for the implementation of GLBA.

GUIDE 3 INFORMATION

      Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Items 7 and 8.

ITEM 2:  PROPERTIES

     The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington leases approximately 39 percent. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; an office building in Lakeland, Florida; an eleven-story office building in Sarasota, Florida; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings. All of the other major properties are held under long-term leases. Additionally, Huntington owns and occupies a 460,000 square foot Business Service Center which serves as Huntington's primary Operations and Data Center.
     In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 59 properties. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

ITEM 3:  LEGAL PROCEEDINGS

     Information required by this item is set forth in Item 8 in Note 15 of Notes to Consolidated Financial Statements on page 46.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of Huntington Bancshares Incorporated is traded on the Nasdaq Stock Market under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 2000, Huntington had 33,539 shareholders of record.
     Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios and Statistics (Quarterly Data)" on page 26 in Item 7. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" above and in Item 8 in Notes 7 and 19 of Notes to Consolidated Financial Statements on pages 39 and 48, respectively.


ITEM 6:  SELECTED FINANCIAL DATA

     Information required by this item is set forth in Item 7 in Table 1 on page 9.

                                              HUNTINGTON BANCSHARES INCORPORATED

--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
TABLE 1
--------------------------------------------------------------------------------

CONSOLIDATED SELECTED FINANCIAL DATA                                         YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per
  share amounts)                                         1999          1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Total interest income                        $ 2,026,002   $ 1,999,364   $ 1,981,473   $ 1,775,734   $ 1,709,627   $ 1,418,610
     Total interest expense                           984,240       978,271       954,243       880,648       856,860       546,880
     Net interest income                            1,041,762     1,021,093     1,027,230       895,086       852,767       871,730
     Securities gains                                  12,972        29,793         7,978        17,620         9,380         2,297
     Gains on sale of credit card portfolios          108,530         9,530          --            --            --            --
     Provision for loan losses                         88,447       105,242       107,797        76,371        36,712        21,954
     Net income                                       422,074       301,768       292,663       304,269       281,801       276,320

     Operating net income (1)                         422,074       362,068       338,897       304,269       281,801       276,320

PER COMMON SHARE (2)
     Net income
         Basic                                           1.83          1.30          1.27          1.31          1.17          1.15
         Diluted                                         1.82          1.29          1.25          1.29          1.16          1.15
         Diluted--Operating (1)                          1.82          1.54          1.45          1.29          1.16          1.15
     Cash dividends declared                             0.76          0.68          0.62          0.56          0.51          0.46
     Book value at year-end                              9.53          9.27          8.73          7.82          7.59          6.85

BALANCE SHEET HIGHLIGHTS
     Total assets at year-end                      29,036,953    28,296,336    26,730,540    24,371,946    23,495,337    20,688,505
     Total long-term debt at year-end                 697,677       707,359       498,889       550,531       517,202       555,514

     Average long-term debt                           702,974       620,688       526,379       515,664       529,140       561,872
     Average shareholders' equity                   2,146,735     2,064,241     1,893,788     1,776,151     1,742,826     1,621,443
     Average total assets                         $28,739,450   $26,891,558   $25,150,659   $23,374,490   $22,098,785   $19,498,530

------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS                                1999          1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS--AS A %
   OF AVERAGE EARNING ASSETS (3)
     Interest Income                                     7.97%         8.33%         8.52%         8.26%         8.43%         7.99%
     Interest Expense                                    3.86          4.05          4.08          4.07          4.19          3.04
                                                  -----------   -----------   -----------   -----------   -----------   -----------
NET INTEREST MARGIN                                      4.11%         4.28%         4.44%         4.19%         4.24%         4.95%
                                                  ===========   ===========   ===========   ===========   ===========   ===========

RETURN ON
     Average total assets                                1.47%         1.12%         1.16%         1.30%         1.28%         1.42%
     Average total assets--Operating (1)                 1.47          1.35          1.35          1.30          1.28          1.42
     Average shareholders' equity                       19.66         14.62         15.44         17.13         16.17         17.04
     Average shareholders' equity--Operating (1)        19.66         17.54         17.88         17.13         16.17         17.04
Dividend payout ratio                                   41.53         53.15         49.67         42.22         43.82         38.50
Average shareholders' equity to
     average total assets                                7.47          7.68          7.53          7.60          7.89          8.32

Tier I risk-based capital ratio                          7.52          7.10          8.83          8.11          8.66          9.67
Total risk-based capital ratio                          10.72         10.73         11.68         11.29         12.01         13.32
Tier I leverage ratio                                    6.72%         6.37%         7.77%         6.80%         6.99%         7.95%

------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA                                               1999          1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------

Full-time equivalent employees                          9,516        10,159         9,485         9,467         9,083         9,642
Domestic and foreign banking offices                      517           531           454           429           406           420


(1)  Excludes special charges, including merger costs, and related taxes.
(2)  Adjusted for stock splits and stock dividends, as applicable.
(3)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------


INTRODUCTION

     Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, and West Virginia. Huntington has foreign offices in the Cayman Islands and Hong Kong.
     In 1995, Congress passed the Private Securities Litigation Reform Act to encourage corporations to provide investors with information about anticipated future financial performance, goals, and strategies. The Act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations. This Financial Supplement to the Proxy, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including:
       -  changes in economic conditions and movements in interest rates;
       -  competitive pressures on product pricing and services;
       - success and timing of business strategies and successful integration of acquired businesses;
       -  the nature, extent, and timing of governmental actions and reforms;
          and,
       -  extended disruption of vital infrastructure.
     The management of Huntington encourages readers of this Financial Supplement to the Proxy to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the year should be read in conjunction with the financial statements, notes and other information contained in this document.

OVERVIEW

     Huntington reported net income of $422.1 million for 1999, compared with $301.8 million and $292.7 million for 1998 and 1997, respectively. For the same periods, diluted earnings per share (EPS) were $1.82, $1.29 and $1.25. All of the following financial information is reported on an operating basis, except where indicated. Operating results exclude special charges incurred in 1998 associated with several strategic actions that enhanced profitability and the merger-related expenses incurred in 1997 in connection with the acquisition of First Michigan Bank Corporation (First Michigan). Huntington's operating earnings for 1999 were $422.1 million, compared with $362.1 million in 1998 and $338.9 million in 1997. Diluted EPS was $1.82, compared with $1.54 in 1998 and $1.45 in 1997, an increase of 18.2% and 25.5%, respectively. Per share amounts for all prior periods have been restated to reflect the ten-percent stock dividend distributed to shareholders in July 1999.
     Return on average equity (ROE) was 19.66% for 1999, versus 17.54% and 17.88% for each of the two preceding years. Return on average assets (ROA) was 1.47% for the current year and 1.35% in each of the two previous years. Cash basis results, presented in the table below, exclude amortization of goodwill and other intangibles (net of income taxes) from net income and related asset amounts from total assets and shareholders' equity:

                              1999      1998      1997
                              ----      ----      ----
                    EPS     $ 1.94    $ 1.64    $ 1.15
                    ROE      30.82%    24.35%    21.36%
                    ROA       1.61%     1.45%     1.41%

     Total assets were $29.0 billion at December 31, 1999, up from $28.3 billion from year-end 1998. In October of 1999, Huntington completed the sale of its credit card portfolio to The Chase Manhattan Bank (Chase). Approximately $541 million in receivables were sold, resulting in a gain of $108.5 million. This transaction was part of Huntington's strategy to exit specific business lines and reinvest in businesses with higher growth potential. Under the terms of the sale agreement, Huntington will work together with Chase to develop marketing programs, sell the product through its Direct Bank and banking offices, and receive origination fees along with a share of the revenue generated from new receivables.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

TABLE 2
-----------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION                                             DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------
(in millions of dollars)                  1999            1998           1997            1996           1995
-----------------------------------------------------------------------------------------------------------------

Commercial                                $  6,300         $ 6,027        $ 5,271        $  5,130       $  4,869
Real Estate
    Construction                             1,237             919            864             699            524
    Mortgage                                 3,596           3,640          3,598           3,623          3,552
Consumer
    Loans                                    6,793           6,958          6,463           6,123          5,741
    Lease financing                          2,742           1,911          1,542           1,183            784
                                      -------------   -------------   ------------    ------------  -------------
        TOTAL LOANS                       $ 20,668         $19,455        $17,738        $ 16,758       $ 15,470
                                      =============   =============   ============    ============  =============

Note: There are no loans outstanding which would be considered a concentration of lending in any particular industry or group of industries.


TABLE 3
-------------------------------------------------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
-------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                                           DECEMBER 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                After One
                                                                  Within        But Within        After
                                                                 One Year       Five Years      Five Years       Total
                                                                ----------      ----------      ----------     ----------

Commercial                                                        $ 3,664         $ 1,744          $  892         $6,300
Real estate - construction                                            542             502             193          1,237
                                                                ----------      ----------      ----------     ----------
        TOTAL                                                     $ 4,206         $ 2,246          $1,085         $7,537
                                                                ==========      ==========      ==========     ==========
Variable interest rates                                                           $ 1,408          $  693
                                                                                ==========      ==========
Fixed interest rates                                                              $   838          $  392
                                                                                ==========      ==========

Note: Loan balances above are net of unearned income and there are no loans outstanding which would be a concentration of lending in any particular industry or group of industries.


     Adjusted for the impact of the credit card sale, average total loans grew 9.5% from 1998. Commercial loans grew by 8.7% while consumer loans grew by 11.4%, led by strong volumes in vehicle leasing and home equity loans. Average loans secured by real estate, which include residential mortgage lending, increased by 6.6% compared to 1998.
     Core deposits represent Huntington's most significant source of funding. When combined with other core funding sources, core deposits provide approximately 71% of Huntington's funding needs. Core deposits were $16.9 billion, down $.7 billion, or 4.3%, from the prior year-end. This decline was attributable to the runoff of retail certificates of deposit reinvested by customers into alternative investments such as mutual funds and annuities, including those sold by Huntington. Excluding time deposits, average core deposits grew 11.7% with particular strength in savings and transaction account products. Huntington continued to raise short-term wholesale monies and issue unsecured medium-term notes as sources of additional funding.

LINES OF BUSINESS

     Huntington views its operations as five distinct segments. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. The fifth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each line of business and a discussion of the business segment results, which can be found in
Note 22 in the Notes to Consolidated Financial Statements.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

RETAIL BANKING
     Retail Banking provides products and services to retail and business banking customers. This business unit's products include home equity loans, first mortgage loans, installment loans, small business loans, credit cards, deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, in-store branches, Direct Bank, and Web Bank.
     Retail Banking net income was $177.8 million for 1999 versus $129.5 million for 1998, representing a 37.3% increase. A portion of the growth came from the full year benefit of Huntington's acquisition of 60 banking offices in Florida in June 1998. Excluding this impact, the Retail Banking business line grew 28.5%. Non-interest income for the year increased 15.0% over the prior year with strength in service charges, brokerage and insurance income, and electronic banking income. Mortgage banking revenues were off 6.3% as higher market rates curtailed new loan production. Non-interest expenses were relatively flat for the year as expense containment offset volume-related expense increases. This segment contributed 42% of Huntington's 1999 net income and comprised 31% of its total loan portfolio.

CORPORATE BANKING
     Customers in this segment represent the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, asset based financing, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.
     Corporate Banking posted net income of $126.0 million for the year, a 11.6% increase over 1998. The increase was the result of solid loan and deposit growth, despite the impact of certain loan paydowns on significant larger credits during the year, combined with lower charge-offs on portfolio loans. This segment contributed 30% of Huntington's annual earnings and represented 35% of the total loan portfolio.

DEALER SALES
     Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. Indirect consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased by individuals through dealerships.
     Excluding the $37.8 million, net of tax, lease residual valuation adjustment, net income totaled $71.0 million for 1999 and $55.1 million for 1998. Robust vehicle leasing volumes contributed to a 29% increase in net income. Tighter expense control helped to mitigate weakness in non-interest income, which included losses in 1999 realized from the disposition of leased vehicles. This business line totaled 17% of Huntington's net income in the recent twelve months and 31% of its outstanding loans.

PRIVATE FINANCIAL GROUP
     Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth banking customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, insurance, and deposit and loan products and services. PFG provides customers with "one-stop shopping" for all their financial needs.
     PFG achieved net income for the year just ended of $23.5 million, an increase from $22.2 million in 1998. Net interest income for the year declined 8.0% due to lower loan volumes. Non-interest income increased for the same period 10.9% primarily due to a 15.6% increase in service charges, a 6.2% increase in trust revenue, and a 3.6% increase in credit card income. Direct non-interest expenses declined 5.2% over the same period. This segment represented 6% of Huntington's 1999 operating results and 3% of total loans at December 31, 1999.

TREASURY/OTHER
     Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $5 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Costs associated with intangibles that have not been allocated to the major business lines are also included in Other.
     This segment reported net income of $61.5 million for the recent year. In comparing annual results for 1999 with 1998, the increase was attributable to higher non-interest income from gains realized from the credit card sale to Chase and lower non-interest expenses in almost all categories (before amortization of intangibles and other non-

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

recurring expenses) offset by lower net interest income and securities gains. Amortization of intangibles included a full year's impact from the Florida branch acquisition that occurred in June 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME
     Huntington's net interest income was $1,041.8 million in 1999, versus $1,021.1 million in 1998, and $1,027.2 million in 1997. The net interest margin, on a fully tax equivalent basis, was 4.11% during the recent twelve months, compared with 4.28% and 4.44% in the two preceding years. The margin decline is primarily due to the funding of loan growth through more expensive wholesale funds as loan growth outpaced core deposit growth. Interest rate swaps and other off-balance sheet financial instruments used for asset/liability management purposes provided benefits of $21.6 million (8 basis points), $27.3 million (11 basis points) and $6.0 million (3 basis points) in each of the recent three years.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
     The provision for loan losses reflects management's evaluation of the adequacy of the allowance for loan losses (ALL). The ALL represents management's assessment of possible losses inherent in Huntington's loan portfolio. Huntington allocates the ALL to each loan category based on a detailed credit quality review performed periodically on specific commercial loans based on size and relative risk and other relevant factors such as portfolio performance, internal controls, and impacts from mergers and acquisitions. Loss factors are applied on larger, commercial and industrial and commercial real estate credits and represent management's estimate of

TABLE 4
------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES  (1)
------------------------------------------------------------------------------------------------------------------------------
                                                               1999                                       1998
                                                -----------------------------------         ----------------------------------
                                                       Increase (Decrease)                         Increase (Decrease)
                                                          From Previous                               From Previous
                                                           Year Due To:                               Year Due To:
                                                -----------------------------------         ----------------------------------
Fully Tax Equivalent Basis (2)                                Yield/                                      Yield/
(in millions of dollars)                         Volume        Rate        Total             Volume        Rate       Total
------------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in banks                 $ (0.1)       $(0.5)     $ (0.6)             $ 0.6       $ (0.1)      $0.5
Trading account securities                            0.1          0.1         0.2                0.0          0.0        0.0
Federal funds sold and securities purchased
   under resale agreements                          (11.3)        (0.4)      (11.7)              10.4          0.1       10.5
Mortgages held for sale                              (4.0)         0.1        (3.9)              11.1         (1.0)      10.1
Taxable securities                                   (0.7)       (11.1)      (11.8)             (28.7)        (2.3)     (31.0)
Tax-exempt securities                                 4.1         (2.5)        1.6               (1.6)        (1.8)      (3.4)
Total loans                                         142.7        (90.8)       51.9               76.9        (47.2)      29.7
                                                ----------  -----------  ----------         ----------  -----------  ---------
   TOTAL EARNING ASSETS                             130.8       (105.1)       25.7               68.7        (52.3)      16.4
                                                ----------  -----------  ----------         ----------  -----------  ---------

Interest bearing demand deposits                     13.4         (3.3)       10.1               10.2          1.8       12.0
Savings deposits                                     15.7         (3.7)       12.0                7.5          6.1       13.6
Other domestic time deposits                        (27.6)       (25.1)      (52.7)              24.1         (4.7)      19.4
Certificates of deposit of $100,000 or more          (7.3)        (7.6)      (14.9)              (3.0)         0.6       (2.4)
Foreign time deposits                                13.4         (0.7)       12.7              (16.0)        (0.3)     (16.3)
Short-term borrowings                                21.0         (4.4)       16.6              (35.8)       (12.9)     (48.7)
Medium-term notes                                    12.1         (6.7)        5.4               52.3         (3.9)      48.4
Subordinated notes and other long-term debt,
   including capital securities                       6.9          9.8        16.7                7.6         (9.5)      (1.9)
                                                ----------  -----------  ----------         ----------  -----------  ---------
   TOTAL INTEREST BEARING LIABILITIES                47.6        (41.7)        5.9               46.9        (22.8)      24.1
                                                ----------  -----------  ----------         ----------  -----------  ---------
   NET INTEREST INCOME                             $ 83.2       $(63.4)     $ 19.8             $ 21.8      $ (29.5)     $(7.7)
                                                ==========  ===========  ==========         ==========  ===========  =========

(1) The change in interest rates due to both rate and volume has been allocated between the factors in proportion of the relationship of the absolute dollar amounts of the change in each.
(2)  Calculated assuming a 35% tax rate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

the inherent loss. The portion of the allowance allocated to homogeneous consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio giving consideration to existing economic conditions and trends.
     Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected because a loan's performance depends not only on economic factors but also other factors unique to each customer. The diversity in size of corporate commercial loans can be significant as well and even if the projected number of loans deteriorate, the dollar exposure could significantly vary from estimated amounts. Additionally, the impact on individual customers from many economic events that have occurred may yet be unknown. Such events include high energy prices, low automobile and home sales in selected markets. To ensure adequacy to a higher degree of confidence, an unallocated allowance is maintained. For analytical purposes, the allocation of the ALL is provided in Table 6. While amounts are allocated to various portfolio segments, the total ALL, less the portion attributable to reserves as prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.
     The provision for loan losses was $88.4 million in 1999, down from $105.2 million in 1998. Two years ago, the provision totaled $107.8 million. The decline in the current year's provision is due in large part to the credit card sale to Chase. Net charge-offs as a percent of average total loans declined to
 .40% from .51% in 1998 and .50% in 1997. In 1999, commercial and consumer loan losses declined 33.9% and 7.4%, respectively.

TABLE 5
----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF ALLOWANCE FOR LOAN LOSSES AND SELECTED STATISTICS
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                         1999             1998               1997             1996             1995
----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF YEAR      $ 290,948        $ 258,171          $ 230,778        $ 222,487        $ 225,225
LOAN LOSSES
     Commercial                                     (16,203)         (24,512)           (23,276)         (23,904)         (15,947)
     Real estate
          Construction                                 (638)             (80)              (375)             ---             (392)
          Mortgage                                   (3,803)          (3,358)            (2,663)          (2,768)          (5,086)
     Consumer
          Loans                                     (78,688)         (84,961)           (74,761)         (59,843)         (39,000)
          Leases                                    (12,959)         (13,444)            (9,648)          (4,492)          (1,989)
                                              --------------   --------------    ---------------   --------------   --------------
     Total loan losses                             (112,291)        (126,355)          (110,723)         (91,007)         (62,414)
                                              --------------   --------------    ---------------   --------------   --------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF
     Commercial                                       5,303            4,546              4,373            4,884            3,696
     Real estate
          Construction                                  192              441                111              556                5
          Mortgage                                    1,528            2,167                619            1,402              977
     Consumer
          Loans                                      22,650           23,140             16,382           13,457           11,156
          Leases                                      2,532            1,554              1,057              721              303
                                              --------------   --------------    ---------------   --------------   --------------
     Total recoveries                                32,205           31,848             22,542           21,020           16,137
                                              --------------   --------------    ---------------   --------------   --------------
NET LOAN LOSSES                                     (80,086)         (94,507)           (88,181)         (69,987)         (46,277)
                                              --------------   --------------    ---------------   --------------   --------------
PROVISION FOR LOAN LOSSES                            88,447          105,242            107,797           76,371           36,712
ALLOWANCE ACQUIRED/OTHER                                ---           22,042              7,777            1,907            6,827
                                              --------------   --------------    ---------------   --------------   --------------
ALLOWANCE FOR LOAN LOSSES, END OF YEAR            $ 299,309        $ 290,948          $ 258,171        $ 230,778        $ 222,487
                                              ==============   ==============    ===============   ==============   ==============

AS A % OF AVERAGE TOTAL LOANS
     Net loan losses                                   0.40%            0.51%              0.50%            0.44%            0.30%
     Provision for loan losses                         0.44%            0.57%              0.61%            0.48%            0.24%
Allowance for loan losses as a %
     of total loans (end of period)                    1.45%            1.50%              1.46%            1.38%            1.44%
Net loan loss coverage (1)                             8.78x            6.72x              7.01x            7.62x           10.07x

(1) Income before income taxes (excluding special charges) and the provision for loan losses to net loan losses.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

TABLE 6
-------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------------------
                                                   Real Estate                  Consumer
                                            --------------------------- --------------------------
(in thousands of dollars)     Commercial    Construction    Mortgage       Loans         Leases     Unallocated      Total
-------------------------------------------------------------------------------------------------------------------------------

1999:
AMOUNT                           $ 94,978        $15,452       $36,877      $ 78,655      $25,378       $47,969      $ 299,309
% OF LOANS TO TOTAL LOANS            30.5%           6.0%         17.4%         32.9%        13.2%          ---          100.0%
1998:
Amount                           $ 82,129        $11,112       $40,070      $104,198      $17,823       $35,616      $ 290,948
% of Loans to Total Loans            31.0%           4.7%         18.7%         35.8%         9.8%          ---          100.0%
1997:
Amount                           $ 86,439        $ 8,140       $38,598      $ 75,405      $ 6,631       $42,958      $ 258,171
% of Loans to Total Loans            29.7%           4.9%         20.3%         36.4%         8.7%          ---          100.0%
1996:
Amount                           $113,555        $ 2,033       $18,987      $ 54,564      $ 3,457       $38,182      $ 230,778
% of Loans to Total Loans            30.6%           4.2%         21.6%         36.5%         7.1%          ---          100.0%
1995:
Amount                           $119,200        $ 2,258       $18,179      $ 43,880      $ 3,651       $35,319      $ 222,487
% of Loans to Total Loans            31.5%           3.4%         23.0%         37.1%         5.0%          ---          100.0%

     At December 31, 1999, the ALL was $299.3 million, representing 1.45% of total loans, down slightly from 1.50% a year ago and 1.46% in 1997. The ALL covered non-performing loans 3.6 times, which approximates the prior year's level. Additional information regarding the ALL and asset quality appears in the "Credit Risk" section.

NON-INTEREST INCOME
     Excluding gains from securities sales and gains from the sale of credit cards, non-interest income totaled $452.1 million in 1999, a 13.3% increase over $398.9 million in 1998. Comparable non-interest income was $334.9 million in 1997. Significant improvements were experienced in several fee-based activities as fee income as a percentage of total revenue increased from 28% in 1998 to 30% in 1999. Service charges on deposit accounts increased 24% in 1999 due to related pricing changes, growth in sales of cash management products, and an overall higher level of transaction deposit accounts. Brokerage and insurance income was up 42% because of higher retail investment and insurance sales through Huntington's growing network of licensed investment and insurance representatives combined with some customer migration from certificates of deposit to investment products. Electronic banking fees grew nearly 28% in 1999 due to increased customer usage of Huntington's check card product and increased Web Bank relationships.
     Securities transactions netted gains of $13 million in 1999 compared with $29.8 million for the same twelve-month period a year ago. In 1999, Huntington sold a portion of its investment in common stock of S1 Corporation at a gain of $31 million. Substantially offsetting this gain were losses from the sale of fixed-income investments, as Huntington repositioned the portfolio of securities available for sale.

NON-INTEREST EXPENSE
     Excluding special charges and other non-recurring expenses, non-interest expense was $815.3 million, versus $823.9 million and $751.9 million in the two preceding years. Other non-recurring expenses totaled $96.8 million in 1999 and included a $58.2 million valuation adjustment of vehicles underlying certain direct financing leases. In addition, Huntington recorded costs related to the company's "Huntington 2000+" program as well as other one-time expenses, which included amounts paid for management consulting and other professional services as well as $11 million for a special cash award to employees for achievement of the program goals for 1999. "Huntington 2000+" is a collaborative effort among all employees to evaluate processes and procedures and the way Huntington conducts its business with a mission of maximizing efficiency through all aspects of the organization.
     As a result of the "Huntington 2000+" program, overall non-interest expenses declined, despite a full year of expenses related to the June 1998 Florida branch acquisition. These banking office additions, along with depreciation expense related to Huntington's operations center, which was occupied in the second half of 1999, and Year 2000 system upgrades drove increases in Net occupancy and Equipment expenses. Most other expense categories declined, representing the success of the "Huntington 2000+" program.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

     The efficiency ratio represents non-interest expense as a percentage of fees and other income plus tax-equivalent net interest income and is a measure of cost to generate a dollar of revenue. Huntington's efficiency ratio for 1999 improved to 51.76% from 55.80% in 1998.
     During the fourth quarter of 1998, Huntington recorded a $90 million special charge related to costs for several strategic actions that enhanced profitability, including the sale or closure of underperforming banking offices and the termination of certain business activities. At December 31, 1999, Huntington had substantially completed all of its strategic initiatives, including the sale or closure of identified banking offices, discontinuation of various business activities and the targeted reductions in the workforce. All significant components of the charge were utilized as of December 31, 1999. See
Note 17 to the Consolidated Financial Statements for additional information regarding the 1998 Special Charges.
     In connection with the acquisition of First Michigan in 1997, Huntington incurred a merger-related charge of $51 million consisting primarily of personnel, facilities, and systems costs, as well as $12 million of professional fees and other costs to effect the business combination. All activities related to this charge were completed by December 31, 1998.

PROVISION FOR INCOME TAXES
     The provision for income taxes was $192.7 million in 1999, compared with $138.4 million in 1998 and $166.5 million in 1997. Huntington's effective tax rate approximated 31% in the recent and preceding year versus 36.3% in 1997. The lower effective rate in 1999 and 1998 was due primarily to a higher mix of tax-exempt income. Furthermore, during 1999, Huntington established a private charitable foundation with an initial funding of $15 million. The private foundation was established in order to realize significant federal income tax benefits that are allowed under the Internal Revenue Code. The rate was higher than normal in 1997 as a result of significant non-deductible expenses incurred in connection with the First Michigan and other bank acquisitions.

INTEREST RATE RISK AND LIQUIDITY MANAGEMENT

INTEREST RATE RISK MANAGEMENT
     Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty, settlement, and market risks. On and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.
     Interest rate risk management is a dynamic process, encompassing business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, futures, and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.
     Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and


TABLE 7
----------------------------------------------------------------------------------------
INVESTMENT SECURITIES                                       DECEMBER 31,
----------------------------------------------------------------------------------------
(in thousands of dollars)                      1999             1998           1997
----------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies              $    ---        $    156        $   656
States and political subdivisions                 18,765          24,778         32,354
                                          ---------------   -------------   ------------
TOTAL INVESTMENT SECURITIES                     $ 18,765        $ 24,934        $33,010
                                          ===============   =============   ============

AMORTIZED COST AND FAIR VALUES BY MATURITY AT DECEMBER 31, 1999
----------------------------------------------------------------------------------------
                                             AMORTIZED         FAIR
(in thousands of dollars)                      COST            VALUE           YIELD
----------------------------------------------------------------------------------------
States and political subdivisions
     Under 1 year                               $  2,410        $  2,389       8.44%
     1-5 years                                    12,911          12,855       7.54%
     6-10 years                                    2,872           2,859       8.08%
     Over 10 years                                   572             559       8.52%
                                          ---------------   -------------
        Total                                     18,765          18,662
                                          ---------------   -------------
TOTAL INVESTMENT SECURITIES                     $ 18,765        $ 18,662
                                          ===============   =============

Note: Weighted average yields were calculated on the basis of amortized cost and have been adjusted to a fully tax equivalent basis, assuming a 35% tax rate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

balance sheet growth assumptions. The model also captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management assigns probabilities and, therefore, believes at any point in time that the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure. Management reporting of this information is regularly shared with the Board of Directors.
     At December 31, 1999, the results of Huntington's interest sensitivity analysis indicated that net interest income would be expected to decrease by approximately 2.2% if rates rose 100 basis points and would drop an estimated 4.7% in the event of a 200 basis point increase. If rates declined 100 and 200 basis points, Huntington would benefit 2.2% and 4.4%, respectively.

TABLE 8
----------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE                                                 DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                      1999                1998               1997
----------------------------------------------------------------------------------------------------------------

U.S. Treasury and Federal Agencies                             $4,165,342         $4,096,134        $ 5,001,034
Other                                                             704,861            685,281            708,780
                                                          ----------------    ---------------    ---------------
TOTAL SECURITIES AVAILABLE FOR SALE                            $4,870,203         $4,781,415        $ 5,709,814
                                                          ================    ===============    ===============

AMORTIZED COST AND FAIR VALUES BY MATURITY AT DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                             AMORTIZED            FAIR
(in thousands of dollars)                                       COST              VALUE            YIELD (1)
----------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                                              $      801         $      801         6.27%
     1-5 years                                                     51,371             49,328         5.18%
     6-10 years                                                   476,055            446,512         5.35%
                                                          ----------------    ---------------
        Total                                                     528,227            496,641
                                                          ----------------    ---------------
Federal Agencies
     Mortgage-backed securities
     1-5 years                                                          4                  4         8.13%
     6-10 years                                                    27,360             26,992         6.60%
     Over 10 years                                              1,638,047          1,574,336         6.69%
                                                          ----------------    ---------------
        Total                                                   1,665,411          1,601,332
                                                          ----------------    ---------------
     Other agencies
     1-5 years                                                    789,008            760,251         5.79%
     6-10 years                                                   498,790            469,696         5.72%
     Over 10 years                                                868,124            837,422         6.33%
                                                          ----------------    ---------------
        Total                                                   2,155,922          2,067,369
                                                          ----------------    ---------------
Total U.S. Treasury and Federal Agencies                        4,349,560          4,165,342
                                                          ----------------    ---------------
Other
     Under 1 year                                                  20,805             20,832         9.04%
     1-5 years                                                    253,363            251,862         7.05%
     6-10 years                                                   130,486            125,951         6.54%
     Over 10 years                                                251,333            239,975         6.02%
     Marketable equity securities                                  10,524             66,241         5.51%
                                                          ----------------    ---------------
        Total                                                     666,511            704,861
                                                          ----------------    ---------------
TOTAL SECURITIES AVAILABLE FOR SALE                            $5,016,071         $4,870,203
                                                          ================    ===============

At December 31, 1999, Huntington had no concentrations of securities by a single issuer in excess of 10% of shareholders' equity.

(1)Weighted average yields were calculated on the basis of amortized cost.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

     Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk that is created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments are often preferable to similar cash instruments because, though performing identically, they require less capital while preserving access to the marketplace.
     Table 9 below illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at December 31, 1999. As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. With respect to the variable rate information presented in Table 9, management made no assumptions regarding future changes in interest rates.
     The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps and receive-fixed liability conversion swaps with notional values of $850 million and $100 million, respectively, have embedded written LIBOR-based call options. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates.
     The contractual amount of interest payments to be exchanged are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At December 31, 1999, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $55.4 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.
     The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $1 billion at December 31, 1999. The credit exposure from these contracts is not material and furthermore, these separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

TABLE 9
-----------------------------------------------------------------------------------------------------------------------
INTEREST RATE SWAP PORTFOLIO                              DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------

                                      ASSET CONVERSION SWAPS              LIABILITY CONVERSION SWAPS
                                 ----------------------------------    ---------------------------------      BASIS
                                 Receive-      Pay-                    Receive-     Pay-                    PROTECTION
(in millions of dollars)           fixed       fixed       Total         fixed      fixed       Total         SWAPS
-----------------------------------------------------------------------------------------------------------------------

Notional value                     $ 1,545     $ 200      $ 1,745       $ 1,805     $ 700       $2,505        $ 1,275

Average maturity (years)               3.0       1.7          2.9           3.9       1.6          3.3            0.6

Market value                       $ (31.7)    $ 1.0      $ (30.7)      $ (38.8)    $ 3.0       $(35.8)       $   0.2

Average rate:
   Receive                            6.06%     6.14%        6.06%         6.18%     6.11%        6.17%          5.91%
   Pay                                6.13%     6.31%        6.16%         6.14%     6.13%        6.14%          5.83%

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

LIQUIDITY MANAGEMENT

     Liquidity management is also a significant responsibility of ALCO. The objective of ALCO in this regard is to maintain an optimum balance of maturities among Huntington's assets and liabilities such that sufficient cash, or access to cash, is available at all times to meet the needs of borrowers, depositors, and creditors, as well as to fund corporate expansion and other activities.
     A chief source of Huntington's liquidity is derived from the large retail deposit base accessible by its network of geographically dispersed banking offices. This core funding is supplemented by Huntington's demonstrated ability to raise funds in capital markets and to access funds nationwide. The bank subsidiary's $6 billion domestic bank note and $2 billion European bank note programs are significant sources of wholesale funding. Under these programs, unsecured senior and subordinated notes are issuable with maturities ranging from one month to thirty years. A similar $750 million note program exists at the parent holding company, the proceeds from which are used from time to time to fund certain non-banking activities, finance acquisitions, repurchase Huntington's common stock, or for other general corporate purposes. At December 31, 1999, approximately $4 billion of notes were available under these programs to fund Huntington's future activities. Huntington also has $300 million of capital securities outstanding through its subsidiaries, Huntington Capital I and II. A $200 million line of credit is also available to the parent holding company to support commercial paper borrowings and other short-term working capital needs.

TABLE 10
-------------------------------------------------------------
MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT OF
$100,000 OR MORE AS OF DECEMBER 31, 1999
-------------------------------------------------------------
(in thousands of dollars)
-------------------------------------------------------------

Three months or less                             $   933,846
Over three through six months                        505,041
Over six through twelve months                       318,860
Over twelve months                                   272,804
                                              ---------------
     Total                                       $ 2,030,551
                                              ===============

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

TABLE 11
----------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                                                           YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                 1999              1998              1997
----------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                                    $2,065,192       $ 2,137,374        $3,064,344
Weighted average interest rate at year-end                                   4.69%             4.05%             5.26%
Maximum amount outstanding at month-end during the year                $3,033,277       $ 2,897,385        $3,387,690
Average amount outstanding during the year                             $2,417,032       $ 1,980,648        $2,733,764
Weighted average interest rate during the year                               4.50%             4.72%             5.15%

CREDIT RISK

     Credit risk represents the probability that a customer or counterparty may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing mortgage-backed securities and entering into off-balance sheet financial derivative instruments.
     Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending. Credit personnel are integrally involved in the origination and underwriting process to ensure adherence to risk policies and underwriting standards. Huntington also manages credit risk through avoiding highly leveraged transactions, diversifying to avoid excessive industry or other concentrations, selling participations to third parties, and requiring collateral. The credit administration function employs extensive risk management techniques, including forecasting, to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis.
     Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Generally,

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge off may be delayed in circumstances when collateral is repossessed and anticipated to sell at a future date.
     Total non-performing assets were $98.2 million and $96.1 million, respectively, at December 31, 1999, and 1998. As of the same dates, non-performing loans represented .40% of total loans, while non-performing assets as a percent of total loans and other real estate were .47% and .49%, respectively. Loans past due ninety days or more but continuing to accrue interest were $61.3 million at December 31, 1999, versus $51.0 million one year ago.
     Huntington also actively manages potential problem loans that are current as to principal and interest but require closer monitoring in the event of deterioration in borrower performance. These potential problem credits totaled $63.2 million at December 31, 1999.

TABLE 12
----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS                                       DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                     1999            1998           1997           1996           1995           1994
----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
   Commercial                                $ 42,958       $ 34,586        $36,459       $ 25,621       $ 28,282        $ 22,523
   Real Estate
      Construction                             10,785         10,181          5,916          1,741          1,894           4,071
      Commercial                               16,131         13,243         10,212         14,843         13,276          11,537
      Residential                              11,866         14,419         13,394         12,835         11,971           9,393
                                          ------------    -----------    -----------    -----------    -----------    ------------
Total Non-accrual Loans                        81,740         72,429         65,981         55,040         55,423          47,524
Renegotiated loans                              1,330          4,706          5,822          4,422          5,320           3,768
                                          ------------    -----------    -----------    -----------    -----------    ------------
TOTAL NON-PERFORMING LOANS                     83,070         77,135         71,803         59,462         60,743          51,292
                                          ------------    -----------    -----------    -----------    -----------    ------------
Other real estate, net                         15,171         18,964         15,343         17,208         23,598          54,153
                                          ------------    -----------    -----------    -----------    -----------    ------------
TOTAL NON-PERFORMING ASSETS                  $ 98,241       $ 96,099        $87,146       $ 76,670       $ 84,341        $105,445
                                          ============    ===========    ===========    ===========    ===========    ============

ACCRUING LOANS PAST DUE 90 DAYS OR MORE      $ 61,287       $ 51,037        $49,608       $ 39,267       $ 30,937        $ 23,753
                                          ============    ===========    ===========    ===========    ===========    ============

NON-PERFORMING LOANS AS A % OF TOTAL LOANS      0.40%          0.40%          0.40%          0.35%          0.39%           0.36%

NON-PERFORMING ASSETS AS A % OF TOTAL
LOANS AND OTHER REAL ESTATE                     0.47%          0.49%          0.49%          0.46%          0.54%           0.74%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
PERFORMING LOANS                              360.31%        377.19%        359.55%        388.11%        366.28%         439.10%

ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
ESTATE AS A % OF NON-PERFORMING ASSETS        299.85%        301.00%        294.32%        297.12%        250.06%         199.12%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE TO
TOTAL LOANS                                     0.30%          0.26%          0.28%          0.23%          0.20%           0.17%

Note: For 1999, the amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $6.1 million. Amounts actually collected and recorded as interest income for these loans totaled $3.5 million.

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

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

     Average shareholders' equity was $2.1 billion for the twelve months ended December 31, 1999, and 1998. Huntington's ratio of average equity to average assets in the recent year was 7.47%, compared with 7.68% one year ago.
     Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent year end, Huntington's Tier 1 capital ratio was 7.52%, its Total Capital ratio was 10.72%, and its Leverage ratio was 6.72%, each of which exceeds the well-capitalized requirements. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.
     Cash dividends declared were $.76 a share in 1999, up 11.8% from 1998. A 10% stock dividend was distributed to shareholders in the year just ended, marking the twenty-sixth consecutive year in which Huntington has issued a stock split or stock dividend.
     During 1999, Huntington repurchased approximately 3.3 million shares of its common stock through open market and privately negotiated transactions. The 16.5 million-share authorization (after adjusting for the July 1999 ten percent stock dividend) approved by the Board of Directors in the third quarter of 1998 is still in process of completion. As of December 31, 1999, 11.9 million shares remained under the authorization. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes.

FOURTH QUARTER RESULTS

     On an operating basis, earnings for the fourth quarter of 1999 were $114.9 million, or $.50 per share, compared with $91.5 million, or $.39 per share, in the same period last year. ROE for the current and prior year quarter was 21.64% and 17.87%, respectively. ROA was 1.57%, versus 1.31% in last year's final three months. Cash basis ROE was 33.69%, up from 29.44% in the comparable period of 1998. Cash basis ROA was 1.71% versus 1.45% one year ago.
     Net interest income was $252.7 million in the recent quarter, a decrease of 5.5% over the corresponding period last year. This decrease reflects the decline associated with the credit card sale as well as non-recurring events caused by the uncertainties involving the transition to the year 2000 such as higher short-term LIBOR rates and cash reserve levels. After adjusting for the sale of the credit card portfolio, average total loans grew 12% and average earning assets increased 9% over prior quarter balances as a result of strong volumes in automobile leasing and home equity lending. Core deposits declined 1.4% (annualized), primarily due to slight declines in transaction accounts believed to be related to customer uncertainty surrounding the year 2000.
     The provision for loan losses, favorably impacted by the credit card sale, was $20.0 million in the last quarter of the year, compared with $34.3 million in the same period of 1998. Annualized net charge-offs declined to .32% from
 .61% of average loans in the same periods.
     Securities transactions for the recent quarter included the sale of a portion of Huntington's investment in common stock of S1 Corporation, which netted a gain of $7.3 million. Excluding securities gains and the $108.5 million gain from the sale of Huntington's credit card portfolio as discussed above, non-interest income was up 7.1% to $114.3 million for the recent quarter from $106.7 million a year ago. Growth was negatively impacted by the fourth quarter sale of the credit card portfolio combined with lower mortgage banking income. Significant growth was seen in service charges on deposit accounts related to expanded cash management sales and recent pricing changes. Increased check card and Web Bank fees drove Electronic Banking fees up 25.4% from the same period a year ago. Brokerage and insurance income was up 35.8% from the fourth quarter 1998, led by retail investment sales.
     Non-interest expense, excluding other non-recurring expenses and special charges, totaled $204.9 million in the most recent three months, versus $208.9 million in the final three months of 1998. The decline is due to Huntington's emphasis on efficiency and cost containment. Decreased personnel and related expenses helped offset higher occupancy and equipment costs associated with strategic spending for new banking offices and the move to Huntington's new operations center. During the fourth quarter of 1999, Huntington recorded $96.8 million in costs related to the company's "Huntington 2000+" program as well as other one-time expenses. Please refer to Huntington's previous discussion under Non-Interest Expense for further details.
     The provision for income taxes was $46.8 million for the recent quarter, compared with $41.0 million in 1998. Huntington's effective tax rate for the respective quarterly periods was 28.9% and 31.0%, representing the impact of the establishment and contribution of $15 million to the private charitable foundation.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

YEAR 2000

     Huntington, in an enterprise-wide effort, completed its preparations in 1999 for the Year 2000 date change. Huntington's Year 2000 Plan (the Plan) addressed all systems, software, hardware, and infrastructure components. The Plan also addressed various third-party vendors and service providers to ensure that continued service was in place for core business activities. Furthermore, the Plan included the update of all of Huntington's contingency plans in the event that problems related to the Year 2000 date change arose. In addition, Huntington placed a freeze on all changes to major business processes and systems beginning on November 1, 1999. The purpose of this freeze was to ensure that new programs would not be introduced to the company's existing processes and systems that already had been validated for Year 2000 readiness. This freeze was lifted earlier than planned on February 1, 2000.
     Identifiable costs for the Year 2000 project incurred in 1999 approximated $13 million, bringing the total cost of the project to roughly $30 million over a three-year period. These costs incorporated not only incremental third-party expenses but also included the salary and benefit costs of employees redeployed and costs of the call center which handled an increased number of customer inquiries before and after January 1, 2000. A minimal amount of expenses will be incurred in 2000 but is not expected to materially impact the operating results in any one period.
     Huntington benefited from all of the additional work and expense by improving its systems and processes, increasing its internal controls through the auditing and quality assurance programs, improving relationships among business lines, and updating all of its contingency plans. To date, Huntington has not experienced any business disruptions or corruption of its systems. Huntington will continue to monitor its systems and third party relationships throughout 2000 to address unanticipated problems (which may include problems associated with non-Year 2000 compliant third parties and disruptions to the economy in general) and ensure that all processes continue to function properly.

PENDING ACQUISITION

     On February 7, 2000, Huntington announced that it had entered into a merger agreement with Empire Banc Corporation, a $506 million one-bank holding company headquartered in Traverse City, Michigan. Huntington will issue its common stock at a ratio of 2.0355 shares for each outstanding share of Empire Banc common stock in a transaction that will be accounted for as a purchase. Huntington plans to purchase on the open market and then reissue approximately 6.5 million shares in connection with the transaction. The merger is expected to be completed by the end of the second quarter of 2000.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
-------------------------------------------------------------------------------------------------------------------------
                                                                1999                                1998
----------------------------------------------   -----------------------------------  -----------------------------------
                                                              INTEREST                             INTEREST
Fully Tax Equivalent Basis (1)                    AVERAGE     INCOME/        YIELD/     AVERAGE    INCOME/       YIELD/
(in millions of dollars)                          BALANCE     EXPENSE         RATE      BALANCE    EXPENSE        RATE
----------------------------------------------   -----------------------------------  -----------------------------------
ASSETS
Interest bearing deposits in banks               $       9   $     0.4        4.04%   $      10   $     1.0        5.22%
Trading account securities                              13         0.8        5.89           11         0.6        5.71
Federal funds sold and securities purchased
   under resale agreements                              22         1.2        5.58          229        12.9        5.64
Mortgages held for sale                                232        16.3        7.03          289        20.2        6.99
Securities:
      Taxable                                        4,885       297.0        6.08        4,896       308.8        6.31
      Tax exempt                                       297        23.5        7.90          247        21.9        8.83
                                                 ---------   ---------                ---------    ---------
           Total Securities                          5,182       320.5        6.18        5,143       330.7        6.43
                                                 ---------   ---------                ---------    ---------
Loans:
     Commercial                                      6,128       483.4        7.89        5,629       469.0        8.33
     Real Estate
          Construction                               1,064        86.1        8.09          829        71.7        8.65
          Mortgage                                   3,660       288.6        7.88        3,604       304.2        8.44
     Consumer
           Loans                                     6,938       575.7        8.30        6,679       593.9        8.89
           Leases                                    2,299       154.5        6.72        1,693       120.1        7.09
                                                 ---------   ---------                ---------    ---------
           Total Consumer                            9,237       730.2        7.91        8,372       714.0        8.53
                                                 ---------   ---------                ---------    ---------
Total Loans                                         20,089     1,588.3        7.91       18,434     1,558.9        8.46
                                                 ---------   ---------                ---------    ---------
Allowance for loan losses/loan fees                    301       107.9                      280        85.4
                                                 ---------   ---------                ---------    ---------
Net loans(2)                                        19,788     1,696.2        8.44       18,154     1,644.3        8.92
                                                 ---------   ---------                ---------    ---------
Total earning assets                                25,547     2,035.4        7.97%      24,116     2,009.7        8.33%
                                                 ---------   ---------                ---------    ---------
Cash and due from banks                              1,039                                  975
All other assets                                     2,454                                2,081
                                                 ---------                            ---------
TOTAL ASSETS                                     $  28,739                            $  26,892
                                                 =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits               $   3,497                            $   3,287
     Interest bearing demand deposits                4,097       106.5        2.60%       3,585        96.4        2.69%
     Savings deposits                                3,740       126.0        3.37        3,277       114.0        3.48
     Other domestic time deposits                    5,773       296.4        5.13        6,291       349.1        5.55
                                                 ---------   ---------                ---------    ---------
          Total core deposits                       17,107       528.9        3.89       16,440       559.5        4.25
                                                 ---------   ---------                ---------    ---------
Certificates of deposit of $100,000 or more          1,737        92.1        5.30        1,870       107.0        5.72
Foreign time deposits                                  363        18.6        5.14          103         5.9        5.66
                                                 ---------   ---------                ---------    ---------
     Total deposits                                 19,207       639.6        4.07       18,413       672.4        4.44
                                                 ---------   ---------                ---------    ---------
Short-term borrowings                                2,549       114.3        4.48        2,084        97.7        4.83
Medium-term notes                                    3,122       170.0        5.45        2,903       164.6        5.67
Subordinated notes and other long-term debt,
   including capital securities                      1,003        60.3        6.01          876        43.6        4.98
                                                 ---------   ---------                ---------    ---------
     Total interest bearing liabilities             22,384       984.2        4.40%      20,989       978.3        4.66%
                                                 ---------   ---------                ---------    ---------
All other liabilities                                  711                                  552
Shareholders' equity                                 2,147                                2,064
                                                 ---------                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  28,739                            $  26,892
                                                 =========                            =========

Net interest rate spread                                                      3.57%                                3.67%
Impact of non interest bearing funds on margin                                0.54%                                0.61%
NET INTEREST MARGIN                                          $ 1,051.2        4.11%               $ 1,031.4        4.28%
                                                             =========                            =========

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.
(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees. Individual components include non-accrual balances and related interest received.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
-------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
                1997                             1996                            1995                              1994
-------------------------------   ------------------------------   ------------------------------   --------------------------------
              INTEREST                         INTEREST                         INTEREST                         INTEREST
 AVERAGE      INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/    YIELD/    AVERAGE      INCOME/   YIELD/
 BALANCE      EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE     EXPENSE     RATE     BALANCE      EXPENSE    RATE
-------------------------------   ------------------------------   ------------------------------   --------------------------------

$      9     $    0.5    5.47 %   $    14     $    0.8    5.85 %   $    26    $     1.6    5.99 %   $     8     $    0.5    6.23 %
      10          0.6    5.70          16          0.9    5.66          23          1.6    7.29          14          0.9    6.16

      44          2.4    5.50          67          3.8    6.03          93          5.6    6.10         134          5.8    4.30
     131         10.1    7.75         113          8.7    7.74         133         10.0    7.58         367         25.9    7.06

   5,351        339.8    6.35       5,194        333.7    6.42       4,679        310.7    6.64       3,713        226.5    6.10
     264         25.3    9.55         291         27.9    9.59         342         33.2    9.73         419         42.0   10.03
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
   5,615        365.1    6.50       5,485        361.6    6.59       5,021        343.9    6.85       4,132        268.5    6.50
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------

   5,302        456.6    8.61       4,955        396.9    8.01       4,703        403.3    8.58       4,140        350.1    8.46

     813         73.8    8.85         580         50.7    8.75         473         41.6    8.79         396         30.6    7.73
   3,761        326.9    8.71       3,614        312.3    8.64       3,834        328.1    8.56       3,474        278.3    8.01

   6,299        574.8    9.12       5,880        528.4    8.99       5,508        494.2    8.97       4,837        401.6    8.31
   1,406        106.7    7.59         950         74.8    7.87         657         51.0    7.76         485         34.7    7.15
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
   7,705        681.5    8.84       6,830        603.2    8.83       6,165        545.2    8.84       5,322        436.3    8.20
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  17,581      1,538.8    8.75      15,979      1,363.1    8.53      15,175      1,318.2    8.69      13,332      1,095.3    8.21
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
     253         75.8                 231         49.2                 227         43.4                 235         40.1
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  17,328      1,614.6    9.18      15,748      1,412.3    8.84      14,948      1,361.6    8.97      13,097      1,135.4    8.52
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  23,391      1,993.3    8.52 %    21,674      1,788.1    8.26 %    20,471      1,724.3    8.43 %    17,987      1,437.0    7.99 %
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
     910                              901                              883                              841
   1,103                            1,031                              972                              906
----------                       ----------                       ----------                       ----------
$ 25,151                         $ 23,375                         $ 22,099                         $ 19,499
==========                       ==========                       ==========                       ==========


$  2,774                         $  2,664                         $  2,477                         $  2,390
   3,204         84.4    2.64 %     3,068         80.2    2.61 %     2,815         68.6    2.44 %     2,984         65.9    2.21 %
   3,056        100.4    3.28       2,836         86.3    3.04       2,666         77.9    2.92       2,935         68.0    2.32
   5,857        329.7    5.63       5,463        310.3    5.68       5,382        300.3    5.58       4,383        187.3    4.27
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  14,891        514.5    4.25      14,031        476.8    4.19      13,340        446.8    4.11      12,692        321.2    3.12
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
   1,922        109.4    5.70       1,525         85.5    5.61       1,269         74.8    5.89         914         39.3    4.30
     382         22.2    5.81         305         18.4    6.03         262         17.0    6.50         286         12.2    4.25
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  17,195        646.1    4.48      15,861        580.7    4.40      14,871        538.6    4.34      13,892        372.7    3.24
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
   2,826        146.4    5.18       2,883        149.1    5.17       2,422        138.1    5.70       1,606         59.2    3.68
   1,983        116.2    5.86       1,835        120.2    6.55       2,103        146.4    6.96       1,532         75.2    4.91

     739         45.5    6.16         516         30.7    5.96         529         33.8    6.38         562         39.8    7.09
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
  19,969        954.2    4.78 %    18,430        880.7    4.78 %    17,448        856.9    4.91 %    15,202        546.9    3.60 %
----------  -----------          ----------  -----------          ----------  -----------          ----------   ----------
     514                              505                              432                              286
   1,894                            1,776                            1,742                            1,621
----------                       ----------                       ----------                       ----------
$ 25,151                         $ 23,375                         $ 22,099                         $ 19,499
==========                       ==========                       ==========                       ==========

                         3.74 %                           3.48 %                           3.52 %                           4.39 %
                         0.70 %                           0.71 %                           0.72 %                           0.56 %
             $1,039.1    4.44 %              $   907.4    4.19 %              $     867.4  4.24 %               $    890.1  4.95 %
            ===========                      ===========                      ===========                       ==========

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

SELECTED ANNUAL INCOME STATEMENT DATA
-------------------------------------------------------------------------------------------------------------------

                                                                  YEAR ENDED DECEMBER 31,
(in thousands of dollars,                    ----------------------------------------------------------------------
except per share amounts)                       1999        1998        1997        1996        1995        1994
-------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                        $2,026,002  $1,999,364  $1,981,473  $1,775,734  $1,709,627  $1,418,610
TOTAL INTEREST EXPENSE                          984,240     978,271     954,243     880,648     856,860     546,880
                                             ----------  ----------  ----------  ----------  ----------  ----------
NET INTEREST INCOME                           1,041,762   1,021,093   1,027,230     895,086     852,767     871,730
Provision for loan losses                        88,447     105,242     107,797      76,371      36,712      21,954
                                             ----------  ----------  ----------  ----------  ----------  ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     953,315     915,851     919,433     818,715     816,055     849,776
                                             ----------  ----------  ----------  ----------  ----------  ----------
Service charges on deposit accounts             156,315     126,403     117,852     107,669      97,505      88,457
Mortgage banking                                 56,890      60,006      55,715      43,942      39,309      47,194
Brokerage and insurance income                   52,076      36,710      27,084      20,856      17,979      14,721
Trust services                                   52,030      50,754      48,102      42,237      37,627      35,278
Bank Owned Life Insurance income                 37,560      28,712        --          --          --          --
Electronic banking fees                          37,301      29,202      22,705      12,013       6,190       3,405
Credit card fees                                 23,314      21,909      20,467      23,086      18,757      18,589
Other                                            36,587      45,181      42,936      46,640      48,343      34,773
                                             ----------  ----------  ----------  ----------  ----------  ----------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   AND CREDIT CARD PORTFOLIO SALE GAINS         452,073     398,877     334,861     296,443     265,710     242,417
                                             ----------  ----------  ----------  ----------  ----------  ----------
Securities gains                                 12,972      29,793       7,978      17,620       9,380       2,297
Gains on sale of credit card portfolios         108,530       9,530        --          --          --          --
                                             ----------  ----------  ----------  ----------  ----------  ----------
TOTAL NON-INTEREST INCOME                       573,575     438,200     342,839     314,063     275,090     244,714
                                             ----------  ----------  ----------  ----------  ----------  ----------
Personnel and related costs                     419,901     428,539     392,793     360,865     344,905     347,361
Equipment                                        66,666      62,040      57,867      50,887      44,646      44,806
Outside data processing and other services       62,886      74,795      66,683      58,367      53,582      56,424
Net occupancy                                    62,169      54,123      49,509      49,676      47,824      46,304
Amortization of intangible assets                37,297      25,689      13,019      10,220       9,471       9,612
Marketing                                        31,076      32,260      32,782      20,331      17,598      20,074
Telecommunications                               28,519      29,429      21,527      16,567      13,946      13,068
Legal and other professional services            21,169      25,160      24,931      20,313      18,656      18,457
Printing and supplies                            20,227      23,673      21,584      19,602      18,103      18,379
Franchise and other taxes                        14,674      22,103      19,836      20,359      17,083      16,149
Other                                            50,744      46,118      51,414      48,323      76,247      92,886
                                             ----------  ----------  ----------  ----------  ----------  ----------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
  CHARGES AND OTHER NON-RECURRING EXPENSES      815,328     823,929     751,945     675,510     662,061     683,520
                                             ----------  ----------  ----------  ----------  ----------  ----------
Special charges, including merger costs            --        90,000      51,163        --          --          --
Other non-recurring expenses                     96,791        --          --          --          --          --
                                             ----------  ----------  ----------  ----------  ----------  ----------
TOTAL NON-INTEREST EXPENSE                      912,119     913,929     803,108     675,510     662,061     683,520
                                             ----------  ----------  ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                      614,771     440,122     459,164     457,268     429,084     410,970
Provision for income taxes                      192,697     138,354     166,501     152,999     147,283     134,650
                                             ----------  ----------  ----------  ----------  ----------  ----------

NET INCOME                                   $  422,074  $  301,768  $  292,663  $  304,269  $  281,801  $  276,320
                                             ==========  ==========  ==========  ==========  ==========  ==========

PER COMMON SHARE (1)
  Net income
      Basic                                  $     1.83  $     1.30  $     1.27  $     1.31  $     1.17  $     1.15
      Diluted                                $     1.82  $     1.29  $     1.25  $     1.29  $     1.16  $     1.15
  Cash dividends declared                    $     0.76  $     0.68  $     0.62  $     0.56  $     0.51  $     0.46

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                          $1,041,762  $1,021,093  $1,027,230  $  895,086  $  852,767  $  871,730
Tax Equivalent Adjustment (2)                     9,423      10,307      11,864      12,363      14,602      18,405
                                             ----------  ----------  ----------  ----------  ----------  ----------
Tax Equivalent Net Interest Income           $1,051,185  $1,031,400  $1,039,094  $  907,449  $  867,369  $  890,135
                                             ==========  ==========  ==========  ==========  ==========  ==========

(1)   Adjusted for stock dividends and stock splits, as applicable.
(2)   Calculated assuming a 35% tax rate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

MARKET PRICES, KEY RATIOS AND STATISTICS (QUARTERLY DATA)

------------------------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
------------------------------------------------------------------------------------------------------------------------------------

                                                               1999                                         1998
                                         ---------------------------------------------  --------------------------------------------
                                           IV Q        III Q       II Q         I Q       IV Q       III Q        IIQ          IQ
                                         ---------------------------------------------  --------------------------------------------

High                                     $30 3/4    $33 7/8     $34          $30 7/16   $28 5/8    $30 13/16    $31 7/16    $31 1/8
Low                                       21 7/16    24 11/16    27 11/16     27 3/16    21 1/2     20           26 7/8      26 7/16
Close                                     23 7/8     26 9/16     31 13/16     28 1/8     27 5/16    22 13/16     27 11/16    30 1/8
Cash dividends declared                  $0.20      $0.20       $0.18        $0.18      $0.18      $0.18        $0.16       $0.16


Note: Stock price quotations were obtained from Nasdaq.

------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS (2)
------------------------------------------------------------------------------------------------------------------------------------

                                                              1999                                         1998
                                         ---------------------------------------------  --------------------------------------------
                                           IV Q        III Q       II Q         I Q       IV Q       III Q        IIQ          IQ
                                         ---------------------------------------------  --------------------------------------------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (3)
Interest Income                            7.98%      8.07%       7.87%        7.98%      8.17%      8.33%        8.37%       8.48%
Interest Expense                           4.04%      3.85%       3.73%        3.80%      3.93%      4.15%        4.14%       4.18%
                                         --------   --------    --------     --------   --------   --------     --------    --------
     Net Interest Margin                   3.94%      4.22%       4.14%        4.18%      4.24%      4.18%        4.23%       4.30%
                                         ========   ========    =========    ========   ========   ========     ========    ========

RETURN ON
  Average total assets                     1.57%      1.45%       1.47%        1.38%      1.31%      1.28%        1.42%       1.38%
  Average total
     assets - cash basis                   1.71%      1.59%       1.61%        1.52%      1.45%      1.43%        1.49%       1.44%

  Average shareholders' equity            21.64%     19.07%      19.48%       18.47%     17.87%     16.43%       17.70%      17.73%
  Average shareholders'
     equity - cash basis                  33.69%     29.54%      30.61%       29.58%     29.44%     26.59%       21.17%      21.09%

Efficiency ratio                          52.97%     51.02%      50.93%       52.16%     52.98%     56.46%       58.78%      56.32%


------------------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
------------------------------------------------------------------------------------------------------------------------------------

                                                              1999                                         1998
                                         ---------------------------------------------  --------------------------------------------
(in millions of dollars)                   IV Q        III Q       II Q         I Q       IV Q       III Q        IIQ          IQ
--------------------------------------------------------------------------------------  --------------------------------------------

Total Risk-Adjusted Assets               $  25,298  $  25,309   $   24,829   $  24,345  $  24,239  $    23,695  $  23,739   $ 22,554

Tier 1 Risk-Based Capital Ratio              7.52%      7.32%        7.29%       7.20%      7.10%        7.35%      7.18%      8.91%
Total Risk-Based Capital Ratio              10.72%     10.62%       10.65%      10.70%     10.73%       11.18%     11.01%     11.57%
Tier 1 Leverage Ratio                        6.72%      6.58%        6.45%       6.32%      6.37%        6.51%      6.72%      7.72%

----------------------------------------------------------------------

(1)  Adjusted for stock splits and stock dividends, as applicable.
(2) Presented on an "operating" basis (excludes 1998 special charges, net of related taxes).
(3)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Management's Discussion and Analysis
--------------------------------------------------------------------------------

SELECTED QUARTERLY INCOME STATEMENT DATA

---------------------------------------------------------------------------------------------------------------------------

                                                              1999                                     1998
(in thousands of dollars,                    --------------------------------------  --------------------------------------
 except per share amounts)                     IV Q      III Q     II Q       I Q       IV Q     III Q     II Q      I Q
---------------------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                        $515,516  $516,294  $498,500  $495,692  $500,395  $505,221  $491,268  $502,480
TOTAL INTEREST EXPENSE                        262,854   247,863   237,352   236,171   233,094   253,706   243,839   247,632
                                             --------  --------  --------  --------  --------  --------  --------  --------
NET INTEREST INCOME                           252,662   268,431   261,148   259,521   267,301   251,515   247,429   254,848
Provision for loan losses                      20,040    22,076    21,026    25,305    34,306    24,160    24,595    22,181
                                             --------  --------  --------  --------  --------  --------  --------  --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   232,622   246,355   240,122   234,216   232,995   227,355   222,834   232,667
                                             --------  --------  --------  --------  --------  --------  --------  --------
Service charges on deposit accounts            42,774    41,700    36,065    35,776    33,992    32,493    30,428    29,490
Brokerage and insurance income                 13,373    14,620    12,540    11,543     9,848    10,057     8,520     8,285
Trust services                                 12,828    12,625    13,143    13,434    12,924    12,502    12,745    12,583
Electronic banking fees                        10,082     9,771     9,410     8,038     8,037     7,897     7,520     5,748
Mortgage banking                                9,426    14,282    17,224    15,958    15,388    15,270    15,191    14,157
Bank Owned Life Insurance income                9,390     9,390     9,390     9,390     8,098     8,098     7,168     5,348
Credit card fees                                5,091     6,626     6,255     5,342     6,367     5,197     5,450     4,895
Other                                          11,374     6,103    11,029     8,081    12,057    12,512     8,788    11,824
                                             --------  --------  --------  --------  --------  --------  --------  --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
  AND CREDIT CARD PORTFOLIO SALE GAINS        114,338   115,117   115,056   107,562   106,711   104,026    95,810    92,330
                                             --------  --------  --------  --------  --------  --------  --------  --------
Securities gains                                7,905       537     2,220     2,310     1,773    10,615    14,316     3,089
Gains on sale of credit card portfolios       108,530      --        --        --        --        --       9,530      --
                                             --------  --------  --------  --------  --------  --------  --------  --------
TOTAL NON-INTEREST INCOME                     230,773   115,654   117,276   109,872   108,484   114,641   119,656    95,419
                                             --------  --------  --------  --------  --------  --------  --------  --------
Personnel and related costs                   100,654   104,730   107,263   107,254   103,600   111,744   108,483   104,712
Equipment                                      18,161    16,059    15,573    16,873    16,202    15,001    15,688    15,149
Net occupancy                                  17,890    16,799    13,563    13,917    11,602    15,019    14,063    13,439
Outside data processing and other services     15,642    15,929    15,923    15,392    20,915    17,550    16,988    19,342
Marketing                                       9,154     8,722     6,902     6,298     8,251     8,762     8,315     6,932
Amortization of intangible assets               9,307     9,326     9,336     9,328     9,436     9,467     3,393     3,393
Telecommunications                              7,108     7,412     6,935     7,064     8,173     7,793     7,450     6,013
Legal and other professional services           5,868     4,754     5,803     4,744     7,847     5,291     6,234     5,788
Printing and supplies                           5,483     5,254     4,734     4,756     6,450     5,851     5,611     5,761
Franchise and other taxes                       2,708     3,598     3,981     4,387     5,554     5,523     5,526     5,500
Other                                          12,920    13,606    12,125    12,093    10,902     9,876    14,927    10,413
                                             --------  --------  --------  --------  --------  --------  --------  --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
  CHARGES AND OTHER NON-RECURRING EXPENSES    204,895   206,189   202,138   202,106   208,932   211,877   206,678   196,442
                                             --------  --------  --------  --------  --------  --------  --------  --------
Special charges, including merger costs          --        --        --        --      90,000      --        --        --
Other non-recurring expenses                   96,791      --        --        --        --        --        --        --
                                             --------  --------  --------  --------  --------  --------  --------  --------
TOTAL NON-INTEREST EXPENSE                    301,686   206,189   202,138   202,106   298,932   211,877   206,678   196,442
                                             --------  --------  --------  --------  --------  --------  --------  --------
INCOME BEFORE INCOME TAXES                    161,709   155,820   155,260   141,982    42,547   130,119   135,812   131,644
Provision for income taxes                     46,769    50,233    50,285    45,410    11,329    41,364    43,503    42,158
                                             --------  --------  --------  --------  --------  --------  --------  --------

NET INCOME                                   $114,940  $105,587  $104,975  $ 96,572  $ 31,218  $ 88,755  $ 92,309  $ 89,486
                                             ========  ========  ========  ========  ========  ========  ========  ========

PER COMMON SHARE (1)
 Net income--Diluted                         $   0.50  $   0.46  $   0.45  $   0.41  $   0.13  $   0.38  $   0.39  $   0.38
 Cash Dividends Declared                     $   0.20  $   0.20  $   0.18  $   0.18  $   0.18  $   0.18  $   0.16  $   0.16

OPERATING RESULTS (2)
 Net income                                  $114,940  $105,587  $104,975  $ 96,572  $ 91,518  $ 88,755  $ 92,309  $ 89,486
 Net income per common share
     Diluted                                 $   0.50  $   0.46  $   0.45  $   0.41  $   0.39  $   0.38  $   0.39  $   0.38
     Diluted - Cash Basis (3)                $   0.53  $   0.49  $   0.48  $   0.45  $   0.43  $   0.41  $   0.41  $   0.39


(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Excludes 1998 special charges, net of related taxes.
(3) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Information required by this item is set forth in Item 7 on pages 16 through 19 under the caption "Interest Rate Risk and Liquidity Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The integrity of the financial statements and other financial information contained in this Financial Supplement to the Proxy Statement is the responsibility of the management of Huntington. Such financial information has been prepared in accordance with generally accepted accounting principles, based on the best estimates and judgment of management.
     Huntington maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are executed and recorded in accordance with management's authorization and that the assets of Huntington are properly safeguarded. This system includes the careful selection and training of staff, the communication of policies and procedures consistent with the highest standards of business conduct, and the maintenance of an internal audit function.
     The Audit Committee of the Board of Directors is composed entirely of outside directors and it meets periodically with both internal and independent auditors to review the results and recommendations of their audits. This Committee selects the independent auditor with the approval of shareholders.
     The accounting firm of Ernst & Young LLP has been engaged by Huntington to audit its financial statements, and their report appears below.

   /s/ Frank Wobst                         /s/ Anne Creek
   -----------------------                 ---------------------------
   Frank Wobst                             Anne Creek
   Chairman and                            Executive Vice President,
   Chief Executive Officer                 Chief Financial Officer and Treasurer



REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Huntington Bancshares Incorporated

     We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Bancshares Incorporated and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young, LLP
Columbus, Ohio
January 13, 2000

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------

                                                                                             DECEMBER 31,
                                                                                -----------------------------------
(in thousands of dollars)                                                            1999                 1998
-------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                          $  1,208,004         $  1,215,814
Interest bearing deposits in banks                                                      6,558              102,564
Trading account securities                                                              7,975                3,839
Federal funds sold and securities purchased under resale agreements                    20,877              135,764
Mortgages held for sale                                                               141,723              466,664
Securities available for sale - at fair value                                       4,870,203            4,781,415
Investment securities - fair value $18,662 and $25,044, respectively                   18,765               24,934
Total loans, net of unearned income                                                20,668,437           19,454,551
     Less allowance for loan losses                                                  (299,309)            (290,948)
                                                                                 -------------        -------------
Net loans                                                                          20,369,128           19,163,603
                                                                                 -------------        -------------
Bank owned life insurance                                                             765,399              727,837
Premises and equipment                                                                438,871              447,038
Customers' acceptance liability                                                        17,167               22,591
Accrued income and other assets                                                     1,172,283            1,204,273
                                                                                 -------------        -------------

TOTAL ASSETS                                                                     $ 29,036,953         $ 28,296,336
                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                                   $ 19,792,603          $19,722,772
Short-term borrowings                                                               2,121,989            2,216,644
Bank acceptances outstanding                                                           17,167               22,591
Medium-term notes                                                                   3,254,150            2,539,900
Subordinated notes and other long-term debt                                           697,677              707,359
Company obligated mandatorily redeemable preferred capital
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company                                      300,000              300,000
Accrued expenses and other liabilities                                                671,011              638,275
                                                                                 -------------        -------------
     Total Liabilities                                                             26,854,597           26,147,541
                                                                                 -------------        -------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding                                                      ---                  ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 233,844,820 and 212,596,344
          shares, respectively; outstanding 228,888,221 and 210,746,337
          shares, respectively                                                      2,284,956            2,137,915
      Less 4,956,599 and 1,850,007 treasury shares, respectively                     (137,268)             (49,271)
     Accumulated other comprehensive (loss) income                                    (94,093)              24,693
     Retained earnings                                                                128,761               35,458
                                                                                 -------------        -------------
     Total Shareholders' Equity                                                     2,182,356            2,148,795
                                                                                 -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 29,036,953         $ 28,296,336
                                                                                 =============        =============


See notes to consolidated financial statements.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
(in thousands of dollars, except per share amounts)     1999          1998          1997
---------------------------------------------------------------------------------------------

Interest and fee income
     Loans                                           $  1,693,379  $  1,641,081  $  1,611,541
     Securities                                           314,061       323,595       356,388
     Other                                                 18,562        34,688        13,544
                                                     ------------  ------------  ------------
               TOTAL INTEREST INCOME                    2,026,002     1,999,364     1,981,473
                                                     ------------  ------------  ------------
Interest expense
     Deposits                                             639,605       672,433       646,121
     Short-term borrowings                                114,289        97,656       146,397
     Medium-term notes                                    170,061       164,590       116,221
     Subordinated notes and other long-term debt           60,285        43,592        45,504
                                                     ------------  ------------  ------------
               TOTAL INTEREST EXPENSE                     984,240       978,271       954,243
                                                     ------------  ------------  ------------

               NET INTEREST INCOME                      1,041,762     1,021,093     1,027,230
Provision for loan losses                                  88,447       105,242       107,797
                                                     ------------  ------------  ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES       953,315       915,851       919,433
                                                     ------------  ------------  ------------

Total non-interest income                                 573,575       438,200       342,839
Total non-interest expense                                912,119       913,929       803,108
                                                     ------------  ------------  ------------

               INCOME BEFORE INCOME TAXES                 614,771       440,122       459,164
Provision for income taxes                                192,697       138,354       166,501
                                                     ------------  ------------  ------------

               NET INCOME                            $    422,074  $    301,768  $    292,663
                                                     ============  ============  ============


PER COMMON SHARE
     Net income
          Basic                                      $       1.83  $       1.30  $       1.27
          Diluted                                    $       1.82  $       1.29  $       1.25

     Cash dividends declared                         $       0.76  $       0.68  $       0.62


AVERAGE COMMON SHARES
          Basic                                       230,508,637   232,569,064   230,872,887
          Diluted                                     232,405,927   234,799,637   233,692,401


See notes to consolidated financial statements.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                             COMMON             TREASURY       COMPREHENSIVE
                                                       -------------------  -----------------      (LOSS)     RETAINED
(in thousands of dollars, except per share amounts)     SHARES    STOCK      SHARES    STOCK       INCOME     EARNINGS     TOTAL
------------------------------------------------------------------------------------------------------------------------------------

BALANCE -- JANUARY 1, 1997                             182,265  $1,692,144  (9,285)  $(204,634)  $(13,931)   $ 312,079   $1,785,658

Comprehensive Income:
   Net income                                                                                                  292,663      292,663
   Unrealized net holding gains on securities
        available for sale arising during the period                                               28,731                    28,731
                                                                                                                         -----------
   Total comprehensive income                                                                                               321,394
                                                                                                                         -----------
Stock issued for acquisitions                                       16,463   3,244      73,775                               90,238
Cash dividends declared ($0.62 per share)                                                                     (128,013)    (128,013)
Stock options exercised                                             (3,641)    461       7,000                                3,359
10% stock dividend                                       9,181     184,726   5,274     124,920                (309,846)        (200)
Treasury shares purchased                                           (2,748) (1,930)    (53,427)                             (56,175)
Treasury shares sold:
   Shareholder dividend reinvestment plan                            2,345     534      11,968                               14,313
   Employee benefit plans                                            1,110     159       3,607                                4,717
Pre-merger transactions of pooled subsidiary             1,833      42,604                                     (52,504)      (9,900)
                                                      --------- ----------- -------  ----------  ---------   ----------  -----------
BALANCE -- DECEMBER 31, 1997                           193,279   1,933,003  (1,543)    (36,791)    14,800      114,379    2,025,391
                                                      --------- ----------- -------  ----------  ---------   ----------  -----------

Comprehensive Income:
   Net income                                                                                                  301,768      301,768
   Unrealized net holding gains on securities
        available for sale arising during the period                                                9,893                     9,893
                                                                                                                         -----------
   Total comprehensive income                                                                                               311,661
                                                                                                                         -----------
Stock issued for acquisition                                        (3,815)    160       3,883                                   68
Cash dividends declared ($0.68 per share)                                                                     (161,447)    (161,447)
Stock options exercised                                            (10,348)    736      14,350                                4,002
10% stock dividend                                      19,317     218,871     (83)                           (219,242)        (371)
Treasury shares purchased                                                   (1,139)    (31,192)                             (31,192)
Treasury shares sold to employee benefit plans                         204      19         479                                  683
                                                      --------- ----------- -------  ----------  ---------   ----------  -----------
BALANCE -- DECEMBER 31, 1998                           212,596   2,137,915  (1,850)    (49,271)    24,693       35,458    2,148,795
                                                      --------- ----------- -------  ----------  ---------   ----------  -----------

COMPREHENSIVE INCOME:
   NET INCOME                                                                                                  422,074      422,074
   UNREALIZED NET HOLDING LOSSES ON SECURITIES
        AVAILABLE FOR SALE ARISING DURING THE PERIOD                                             (118,786)                 (118,786)
                                                                                                                         -----------
   TOTAL COMPREHENSIVE INCOME                                                                                               303,288
                                                                                                                         -----------
CASH DIVIDENDS DECLARED ($0.76 PER SHARE)                                                                     (175,836)    (175,836)
STOCK OPTIONS EXERCISED                                             (5,543)    329       9,251                                3,708
10% STOCK DIVIDEND                                      21,249     152,584    (304)                           (152,935)        (351)
TREASURY SHARES PURCHASED                                                   (3,156)    (97,957)                             (97,957)
TREASURY SHARES SOLD TO EMPLOYEE BENEFIT PLANS                                  24         709                                  709
                                                      --------- ----------- -------  ----------  ---------   ----------  -----------
BALANCE -- DECEMBER 31, 1999                           233,845  $2,284,956  (4,957)  $(137,268)  $(94,093)   $ 128,761   $2,182,356
                                                      ========= =========== =======  ==========  =========   ==========  ===========

See notes to consolidated financial statements.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
(in thousands of dollars)                                                         1999          1998          1997
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
      Net Income                                                              $   422,074   $   301,768   $   292,663
      Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                                                88,447       105,242       107,797
          Provision for depreciation and amortization                             112,491        80,956        63,383
          Deferred income tax expense                                              84,748         2,769        47,687
          (Increase) decrease in trading account securities                        (4,136)        3,243        (5,209)
          Decrease (increase) in mortgages held for sale                          324,941      (273,716)      (71,526)
          Net gains on sales of securities available for sale                     (12,972)      (29,793)       (7,978)
          Net gains on sales of loans held for sale                              (108,623)       (9,903)      (12,200)
          (Increase) decrease in accrued income receivable                        (28,164)       31,663        (7,003)
          Net increase in other assets                                            (44,353)      (79,588)     (111,259)
          (Decrease) increase in accrued expenses                                 (46,610)       65,938        15,993
          Net increase (decrease) in other liabilities                             48,620       (31,150)       11,228
                                                                              -----------   -----------   -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                 836,463       167,429       323,576
                                                                              -----------   -----------   -----------

INVESTING ACTIVITIES
      Decrease (increase) in interest bearing deposits in banks                    96,006       (62,946)      (36,185)
      Proceeds from :
          Maturities and calls of investment securities                             6,132         8,348        90,287
          Maturities and calls of securities available for sale                   651,716     1,356,659       787,788
          Sales of securities available for sale                                1,771,589     3,782,540     2,297,166
      Purchases of :
          Investment securities                                                      --            (355)       (2,962)
          Securities available for sale                                        (2,685,503)   (4,043,068)   (2,958,135)
      Proceeds from sales of loans held for sale                                  686,548       142,801       357,396
      Net loan originations, excluding sales                                   (1,853,343)     (724,662)   (1,209,015)
      Proceeds from sale of premises and equipment                                 17,111       176,513         8,243
      Purchases of premises and equipment                                         (76,063)     (147,045)      (45,849)
      Proceeds from sales of other real estate                                     12,570        13,856        17,441
      Purchases of Bank Owned Life Insurance                                         --        (300,000)     (400,000)
      Net cash received (paid) in purchase acquisitions                              --         417,031        (2,294)
                                                                              -----------   -----------   -----------
                        NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES   (1,373,237)      619,672    (1,096,119)
                                                                              -----------   -----------   -----------

FINANCING ACTIVITIES
      Increase (decrease) in total deposits                                        69,880      (495,638)    1,025,005
      Decrease in short-term borrowings                                           (94,655)     (925,027)     (251,629)
      Proceeds from issuance of long-term debt                                       --         300,000        95,500
      Payment of long-term debt                                                   (10,000)      (90,038)     (122,372)
      Proceeds from issuance of medium-term notes                               2,332,000     1,395,000     1,792,150
      Payment of medium-term notes                                             (1,617,750)   (1,187,250)   (1,245,300)
      Proceeds from issuance of capital securities                                   --         100,000       200,000
      Dividends paid on common stock, including pre-merger dividends
          of pooled subsidiary                                                   (171,858)     (157,632)     (132,760)
      Repurchases of common stock                                                 (97,957)      (31,192)      (56,175)
      Proceeds from issuance of common stock                                        4,417         4,685        27,266
                                                                              -----------   -----------   -----------
                        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      414,077    (1,087,092)    1,331,685
                                                                              -----------   -----------   -----------
                        CHANGE IN CASH AND CASH EQUIVALENTS                      (122,697)     (299,991)      559,142
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,351,578     1,651,569     1,092,427
                                                                              -----------   -----------   -----------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,228,881   $ 1,351,578   $ 1,651,569
                                                                              ===========   ===========   ===========


NOTE: Huntington made interest payments of $987,513, $995,625, and $964,203 in 1999, 1998, and 1997, respectively. Federal income tax payments were $80,832 in 1999, $77,407 in 1998, and $114,755 in 1997.


      See notes to consolidated financial statements.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 1 | ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, and West Virginia. Huntington also has foreign offices in the Cayman Islands and Hong Kong.
     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Huntington and its subsidiaries and are presented in conformity with accounting principles generally accepted in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.
     NEW PRONOUNCEMENTS: In September 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement (as amended by Statement No. 137) establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.
     Statement No. 133, as amended, is effective for fiscal years beginning after September 15, 2000. It may be implemented earlier provided adoption occurs as of the beginning of any fiscal quarter after issuance. The Statement cannot be applied retroactively. Huntington expects to adopt Statement No. 133, as amended, in the first quarter of 2001. Based on information available, the impact of adoption is not expected to be material to the Consolidated Financial Statements.
     SECURITIES: Debt securities that Huntington has both the positive intent and ability to hold to maturity are classified as investments and are carried at amortized cost. Securities purchased with the intention of recognizing short-term profits are placed in the trading account and carried at fair value. Securities not classified as investments or trading are designated available for sale and carried at fair value. Unrealized gains and losses on securities available for sale are carried as a separate component of accumulated other comprehensive income in shareholders' equity. Unrealized gains and losses on securities classified as trading are reported in earnings. The amortized cost of specific securities sold is used to compute realized gains and losses.
     LOANS AND LEASES: Loans and leases are stated at the principal amount outstanding, net of unearned discount. Interest income on loans is primarily accrued based on principal amounts outstanding. Income from lease financing is recognized on a basis to achieve a constant periodic rate of return on the outstanding investment.
     Commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes. Huntington uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.
     Net direct loan origination costs/fees, when material, are deferred and amortized over the term of the loan as a yield adjustment.
     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan portfolio. This judgment is based on a review of individual loans, historical loss experience, economic conditions, portfolio trends, and other factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries.
     The portion of the allowance for loan losses related to impaired loans (non-accruing and restructured credits, exclusive of smaller, homogeneous loans) is based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for collateral-dependent loans.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 1 | ACCOUNTING POLICIES (CONTINUED)

     OTHER REAL ESTATE: Other real estate acquired through partial or total satisfaction of loans, is included in other assets and carried at the lower of cost or fair value less estimated costs of disposition. At the date of acquisition, any losses are charged to the allowance for loan losses. Subsequent write-downs are included in non-interest expense. Realized losses from disposition of the property and declines in fair value that are considered permanent are charged to the reserve for other real estate, as applicable.
     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives employed are on average 30 years for buildings, 10 to 20 years for building improvements, 10 years for land improvements, 3 to 7 years for equipment, and 10 years for furniture and fixtures.
     MORTGAGE BANKING ACTIVITIES: Mortgages held for sale are reported at the lower of cost or aggregate market value primarily as determined by outstanding commitments from investors.
     Capitalized mortgage servicing rights (MSRs) are evaluated for impairment based on the fair value of those rights, using a disaggregated approach. MSRs are amortized on an accelerated basis over the estimated period of net servicing revenue.
     BUSINESS COMBINATIONS: Net assets of entities acquired, for which the purchase method of accounting was used by Huntington, were recorded at their estimated fair value at the date of acquisition. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized over periods generally up to 25 years. Core deposits and other identifiable acquired intangible assets are amortized over their estimated useful lives. Management reviews intangible assets arising from business combinations for impairment whenever a significant event occurs that adversely affects operations or when changes in circumstances indicate that the carrying value may not be recoverable. Impairment is measured using estimates of the discounted future earnings potential of the entity or assets acquired.
     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: Huntington uses certain off-balance sheet financial instruments, principally interest rate swaps, in connection with its asset/liability management activities. Purchased interest rate options (including caps and floors), futures, and forwards are also used to manage interest rate risk. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below. Off-balance sheet financial instruments that do not meet the required criteria are carried on the balance sheet at fair value with realized and unrealized changes in that value recognized in earnings. Similarly, if the hedged item is sold or its outstanding balance otherwise declines below that of the related hedging instrument, the off-balance sheet product is marked-to-market and the resulting gain or loss is included in earnings. Accrual accounting is used when the cash flows attributable to the hedging instrument satisfy the objectives of the asset/liability management strategy. Huntington uses the accrual method for substantially all of its interest rate swaps as well as for interest rate options. Amounts receivable or payable under these agreements are recognized as an adjustment to the interest income or expense of the hedged item. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument, except for interest rate swaps designated as hedges of securities available for sale, for which changes in fair values are reported in accumulated other comprehensive income. Premiums paid for interest rate options are deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses on terminated hedging instruments are also deferred and amortized to interest income or expense generally over the remaining life of the hedged item.
     Huntington employs deferral accounting when the market value of the hedging instrument meets the objectives of the asset/liability management strategy and the hedged item is reported at other than fair value. In such cases, gains and losses associated with futures and forwards are deferred as an adjustment to the carrying value of the related asset or liability and are recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item.
     STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as `Cash and due from banks' and "Federal funds sold and securities purchased under resale agreements."

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 2 | SECURITIES

     Amortized cost, unrealized gains and losses, and fair values of securities available for sale as of December 31, 1999 and 1998, were:

------------------------------------------------------------------------------------------------
                                                                  UNREALIZED
                                                            -----------------------
                                               AMORTIZED      GROSS         GROSS        FAIR
(in thousands of dollars)                         COST        GAINS         LOSSES       VALUE
------------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999
U.S. Treasury                                  $  528,227   $     --     $   31,586   $  496,641
Federal Agencies
    Mortgage-backed securities                  1,665,411            5       64,084    1,601,332
    Other agencies                              2,155,922           55       88,608    2,067,369
                                               ----------   ----------   ----------   ----------
    Total U.S. Treasury and Federal Agencies    4,349,560           60      184,278    4,165,342
Other Securities                                  666,511       58,463       20,113      704,861
                                               ----------   ----------   ----------   ----------

    Total securities available for sale        $5,016,071   $   58,523   $  204,391   $4,870,203
                                               ==========   ==========   ==========   ==========

AT DECEMBER 31, 1998
U.S. Treasury                                  $  234,496   $    8,820   $     --     $  243,316
Federal Agencies
    Mortgage-backed securities                  1,444,075       12,098        3,985    1,452,188
    Other agencies                              2,387,137       21,892        8,399    2,400,630
                                               ----------   ----------   ----------   ----------
    Total U.S. Treasury and Federal Agencies    4,065,708       42,810       12,384    4,096,134
Other Securities                                  677,509       11,689        3,917      685,281
                                               ----------   ----------   ----------   ----------

    Total securities available for sale        $4,743,217   $   54,499   $   16,301   $4,781,415
                                               ==========   ==========   ==========   ==========

Contractual maturities of securities available for sale as of December 31, 1999 and 1998, were:


--------------------------------------------------------------------------------
                                         1999                    1998
--------------------------------------------------------------------------------
                               AMORTIZED       FAIR       AMORTIZED      FAIR
(in thousands of dollars)         COST         VALUE        COST         VALUE
--------------------------------------------------------------------------------

Under 1 year                   $   21,606   $   21,633   $    8,492   $    8,485
1 - 5 years                     1,093,746    1,061,445    1,220,852    1,231,499
6 - 10 years                    1,132,691    1,069,151    1,140,334    1,161,035
Over 10 years                   2,757,504    2,651,733    2,365,180    2,373,092
Marketable equity securities       10,524       66,241        8,359        7,304
                               ----------   ----------   ----------   ----------
     Total                     $5,016,071   $4,870,203   $4,743,217   $4,781,415
                               ==========   ==========   ==========   ==========


     Gross gains from sales of securities of $37.0 million, $41.5 million, and $12.3 million were realized in 1999, 1998, and 1997, respectively. Gross losses totaled $24.0 million in 1999, $11.7 million in 1998, and $4.3 million in 1997. Huntington securitized and transferred to securities available for sale $108.7 million of residential mortgage loans in 1998.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 2 | SECURITIES (CONTINUED)

     Amortized cost, unrealized gains and losses, and fair values of investment securities as of December 31, 1999 and 1998, were:

----------------------------------------------------------------------------------------------
                                                             UNREALIZED
                                                        ---------------------
                                         AMORTIZED        GROSS         GROSS          FAIR
(in thousands of dollars)                   COST          GAINS        LOSSES          VALUE
----------------------------------------------------------------------------------------------
AT DECEMBER 31, 1999
U.S. Treasury and Federal Agencies        $  --          $  --          $  --          $  --
States and political subdivisions          18,765             78            181         18,662
                                          -------        -------        -------        -------
    Total investment securities           $18,765        $    78        $   181        $18,662
                                          =======        =======        =======        =======

AT DECEMBER 31, 1998
U.S. Treasury and Federal Agencies        $   156        $  --          $  --          $   156
States and political subdivisions          24,778            154             44         24,888
                                          -------        -------        -------        -------
    Total investment securities           $24,934        $   154        $    44        $25,044
                                          =======        =======        =======        =======


Amortized cost and fair values by contractual maturity at December 31, 1999 and 1998, were:

---------------------------------------------------------------------------------------
                                             1999                         1998
---------------------------------------------------------------------------------------
                                  AMORTIZED        FAIR          AMORTIZED       FAIR
(in thousands of dollars)            COST          VALUE           COST          VALUE
---------------------------------------------------------------------------------------

Under 1 year                       $ 2,410        $ 2,389        $ 4,318        $ 3,937
1 - 5 years                         12,911         12,855         13,466         13,686
6 - 10 years                         2,872          2,859          5,463          5,674
Over 10 years                          572            559          1,687          1,747
                                   -------        -------        -------        -------
     Total                         $18,765        $18,662        $24,934        $25,044
                                   =======        =======        =======        =======


NOTE 3 | LOANS

     At December 31, 1999 and 1998, loans were comprised of the following:

--------------------------------------------------------------------------------------------
(in thousands of dollars)                                         1999               1998
--------------------------------------------------------------------------------------------

Commercial (unearned income of $2,550 and $2,841)             $ 6,300,414        $ 6,026,736
Real estate
     Construction                                               1,236,776            919,326
     Commercial                                                 2,151,673          2,231,786
     Residential                                                1,444,544          1,408,289
Consumer
     Loans (unearned income of $5,974 and $8,151)               6,793,295          6,957,259
     Leases (unearned income of $410,239 and $262,684)          2,741,735          1,911,155
                                                              -----------        -----------
TOTAL LOANS                                                   $20,668,437        $19,454,551
                                                              ===========        ===========

     During the fourth quarter of 1999, Huntington sold its credit card portfolio of approximately $541 million in receivables, resulting in a net gain of $108.5 million.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 3 | LOANS (CONTINUED)

     Huntington's subsidiaries have granted loans to their officers, directors, and their associates. Such loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

-------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                1999              1998
-------------------------------------------------------------------------------------------------

Balance, beginning of year                                            $ 132,169         $ 206,971
     Loans made                                                         166,064            97,887
     Repayments                                                        (146,116)         (161,945)
     Changes due to status of executive officers and directors          (22,027)          (10,744)
                                                                      ---------         ---------
Balance, end of year                                                  $ 130,090         $ 132,169
                                                                      =========         =========

NOTE 4 | ALLOWANCE FOR LOAN LOSSES

     A summary of the transactions in the allowance for loan losses and details regarding impaired loans follows for the three years ended December 31:

--------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                       1999              1998              1997
--------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                 $ 290,948         $ 258,171         $ 230,778
Allowance of assets acquired/other                              --              22,042             7,777
Loan losses                                                 (112,291)         (126,355)         (110,723)
Recoveries of loans previously charged off                    32,205            31,848            22,542
Provision for loan losses                                     88,447           105,242           107,797
                                                           ---------         ---------         ---------
BALANCE, END OF YEAR                                       $ 299,309         $ 290,948         $ 258,171
                                                           =========         =========         =========

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR:
   With related allowance for loan losses                  $   8,897         $  13,277         $  20,593
   With no related allowance for loan losses                  30,594            18,340            14,166
                                                           ---------         ---------         ---------
      Total                                                $  39,491         $  31,617         $  34,759
                                                           =========         =========         =========

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR             $  30,663         $  32,547         $  33,968
                                                           =========         =========         =========

ALLOWANCE FOR LOAN LOSS RELATED TO IMPAIRED LOANS          $   4,523         $   4,459         $   6,449
                                                           =========         =========         =========

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 5 | PREMISES AND EQUIPMENT

     At December 31, 1999 and 1998, premises and equipment stated at cost were comprised of the following:

--------------------------------------------------------------------------------
(in thousands of dollars)                                 1999            1998
--------------------------------------------------------------------------------
Land and land improvements                            $ 73,989        $ 61,902
Buildings                                              257,738         257,066
Leasehold improvements                                 104,631          98,162
Equipment                                              426,930         439,435
                                                      --------        --------
    Total premises and equipment                       863,288         856,565
Less accumulated depreciation and amortization         424,417         409,527
                                                      --------        --------
NET PREMISES AND EQUIPMENT                            $438,871        $447,038
                                                      ========        ========

Depreciation and amortization charged to expense and rental income credited to occupancy expense were:

----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                             1999           1998           1997
----------------------------------------------------------------------------------------------------------

Total depreciation and amortization of premises and equipment        $53,779        $40,489        $41,383
                                                                     =======        =======        =======

Rental income credited to occupancy expense                          $12,896        $13,133        $14,842
                                                                     =======        =======        =======

     In 1998, Huntington entered into a sale/leaseback arrangement that included the sale of 59 properties with a book value approximating $110 million. This arrangement included a mix of branch banking offices, regional offices, and operations facilities, which Huntington will continue to operate under a long-term lease. The proceeds of $174.1 million received from the transaction were used to reduce short-term debt. The resulting deferred gain is being amortized as a reduction of occupancy expense over the lease term.

NOTE 6 | SHORT-TERM BORROWINGS

     At December 31, 1999 and 1998, short-term borrowings were comprised of the following:

--------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                           1999              1998
--------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase        $2,065,192        $2,137,374
Commercial paper                                                                      10,832            30,133
Other                                                                                 45,965            49,137
                                                                                  ----------        ----------
TOTAL SHORT-TERM BORROWINGS                                                       $2,121,989        $2,216,644
                                                                                  ==========        ==========


Information concerning securities sold under agreements to repurchase is summarized as follows:

---------------------------------------------------------------------------------
(in thousands of dollars)                           1999                 1998
---------------------------------------------------------------------------------

Average balance during the year                 $ 1,409,106           $1,304,499
Average interest rate during the year                 4.10%                4.48%
Maximum month-end balance during the year       $ 1,687,186           $1,647,599

     Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington Bancshares Incorporated (Parent Company).
     Huntington has the ability to borrow under a line of credit totaling $200 million to support commercial paper borrowings or other short-term working capital needs. Under the terms of the agreement, a quarterly fee must be paid and there are no compensating balances required. The line is cancelable by Huntington upon written notice and terminates August 23, 2000. There were no borrowings under the line in 1999 or 1998.
     Securities pledged to secure public or trust deposits, repurchase agreements, and for other purposes were $3.3 billion and $2.0 billion at December 31, 1999 and 1998, respectively.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 7 | DEBT

    At December 31, 1999 and 1998, Huntington's debt consisted of the following:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       1999                1998
------------------------------------------------------------------------------------------------------------------------------
MEDIUM-TERM
   Subsidiary bank (maturing through 2005)                                                    $ 3,254,150         $ 2,479,900
   Parent company                                                                                     ---              60,000
                                                                                           ---------------      --------------
       TOTAL MEDIUM-TERM DEBT                                                                   3,254,150           2,539,900
                                                                                           ---------------      --------------

LONG-TERM
  Subordinated notes, 7 5/8 % , maturing in 2003, face value $150,000 at December 31,
     1999 and 1998, net of discount                                                               149,792             149,724
  Subordinated notes, 7 7/8%, maturing in 2002, face value $150,000 at December 31,
     1999 and 1998, net of discount                                                               149,633             149,505
  Subordinated notes, 6 3/4%, maturing in 2003, face value $100,000 at December 31,
     1999 and 1998, net of discount                                                                99,886              99,852
  Subordinated notes, 6 3/5%, maturing in 2018, face value $200,000 at December 31,
     1999 and 1998, net of discount                                                               198,366             198,278
  Subordinated notes, Floating Rate, maturing in 2008, face value $100,000 at
     December 31, 1999 and 1998, net of discount                                                  100,000             100,000
  Federal Home Loan Bank notes matured November 1999                                                  ---              10,000
                                                                                           ---------------      --------------
       TOTAL SUBORDINATED NOTES AND OTHER LONG-TERM DEBT                                          697,677             707,359
                                                                                           ---------------      --------------

TOTAL DEBT                                                                                    $ 3,951,827         $ 3,247,259
                                                                                           ===============      ==============


PARENT COMPANY OBLIGATIONS:

     The 7 7/8% Notes are not redeemable prior to maturity in 2002, and do not provide for any sinking fund. Interest rate swaps were used by Huntington to convert the Notes to a variable interest rate. At December 31, 1999, the effective interest rate on the swap-adjusted Notes was 6.47%.

SUBSIDIARY OBLIGATIONS:

     The 7 5/8% Notes and the 6 3/4% Notes were both issued by The Huntington National Bank in 1993. Adjusted for the effects of interest rate swaps, the effective rates were 5.67% and 6.31% at December 31, 1999, respectively. These Notes are not redeemable prior to maturity in 2003, and do not provide for any sinking fund. The 6 3/5% Notes and the Floating Rate Notes were issued by The Huntington National Bank in 1998. Adjusted for the effects of interest rate swaps, the interest rates were 6.58% and 6.57% at December 31, 1999, respectively. The Floating Rate Notes are based on the three-month London Interbank Offered Rate (LIBOR).
     The Medium-term bank notes had weighted average interest rates of 5.83% and 6.31% at December 31, 1999 and 1998, respectively. The stated interest rates on certain of these notes have also been modified by interest rate swaps. At December 31, 1999 and 1998, the weighted average effective interest rate on the swap-adjusted Medium-term bank notes was 5.84% and 5.16%, respectively.
     The terms of Huntington's medium and long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 1999, Huntington was in compliance with all such covenants.
     The following table summarizes the maturities of Huntington's medium and long-term debt:

-----------------------------------------------------
YEAR                        (in thousands of dollars)
-----------------------------------------------------

2000                                     $ 1,507,000
2001                                       1,205,000
2002                                         497,150
2003                                         305,000
2004                                         125,000
2005 and thereafter                          315,000
                                        -------------

                                           3,954,150
Discount                                      (2,323)
                                        -------------

Total                                    $ 3,951,827
                                        =============

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 8 | CAPITAL SECURITIES

     The Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company ("Capital Securities") were issued by two business trusts, Huntington Capital I and II ("the Trusts"). Huntington Capital I was formed in January 1997 while Huntington Capital II was formed in June 1998. The proceeds from the issuance of the capital and common securities were used to purchase debentures of the parent company. The Trusts hold solely junior subordinated debentures of the parent company and are the only assets of the Trusts. Both the debentures and related income statement effects are eliminated in Huntington's consolidated financial statements.
     The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the Trusts' obligations under the capital securities issued. The contractual arrangements guarantee payment of (a) accrued and unpaid distributions required to be paid on the Capital Securities; (b) the redemption price with respect to any capital securities called for redemption by Huntington Capital I or II; and (c) payments due upon voluntary or involuntary liquidation, winding-up, or termination of Huntington Capital I or II. The capital and common securities and related debentures are summarized as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                       Interest
                                                                                        Rate of          Maturity of
                                                                    Principal         Securities           Capital
                                      Capital         Common        Amount of             and           Securities and
(in thousands of dollars)           Securities      Securities      Debentures        Debentures          Debentures
------------------------------------------------------------------------------------------------------------------------------

Huntington Capital I                   $ 200,000         $6,186         $206,186    LIBOR + .70%(1)       02/01/2027
Huntington Capital II                    100,000          3,093          103,093   LIBOR + .625%(2)       06/15/2028
                                   --------------   ------------  ---------------
Total                                  $ 300,000         $9,279         $309,279
                                   ==============   ============  ===============

(1) Variable effective rate at December 31, 1999 and 1998, of 6.91% and 5.92%, respectively.

(2) Variable effective rate at December 31, 1999 and 1998, of 6.75% and 5.85%, respectively.


NOTE 9 | OPERATING LEASES

     At December 31, 1999, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.
     The following summary reflects the future minimum rental payments, by year, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999.

-------------------------------------------------------
YEAR                          (in thousands of dollars)
-------------------------------------------------------

2000                                          $ 47,713
2001                                            44,000
2002                                            41,035
2003                                            38,090
2004                                            35,032
2005 and thereafter                            368,763
                                          -------------

Total                                         $574,633
                                          =============

    Total minimum lease payments have not been reduced by minimum sublease rentals of $52.0 million due in the future under noncancelable subleases. The rental expense for all operating leases was $39.1 million for 1999 compared with $31.0 million in 1998 and $29.0 million in 1997.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 10 | BENEFIT PLANS

     Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees. The plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount which is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. Plan assets, held in trust, primarily consist of mutual funds.
     Huntington's unfunded defined benefit post-retirement plan provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of service. For any employee retiring on or after January 1, 1993, post-retirement healthcare and life insurance benefits are based upon the employee's number of months of service and are limited to the actual cost of coverage.
     The following table reconciles the funded status of the pension plan and the post-retirement benefit plan at the applicable September 30 measurement dates with the amounts recognized in the consolidated balance sheet at December 31:

----------------------------------------------------------------------------------------------------------------------------
                                                                         PENSION                      POST-RETIREMENT
                                                                        BENEFITS                         BENEFITS
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          1999           1998              1999           1998
----------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at
     beginning of measurement year                                $ 198,541      $ 178,325          $ 46,451      $  40,477
Changes due to:
     Service cost                                                    11,081         11,979             1,494          1,410
     Interest cost                                                   13,622         12,897             3,249          3,080
     Benefits paid                                                  (18,227)       (19,217)           (3,130)        (3,148)
     Plan amendments                                                 12,049            ---              (549)           846
     Actuarial assumptions                                           (6,172)        14,557               899          3,786
                                                               -------------   ------------     -------------   ------------
        Total changes                                                12,353         20,216             1,963          5,974
                                                               -------------   ------------     -------------   ------------
Projected benefit obligation at end of measurement year             210,894        198,541            48,414         46,451
                                                               -------------   ------------     -------------   ------------

Fair value of plan assets at beginning of
     measurement year                                               179,727        194,336               ---            ---
Changes due to:
     Actual return on plan assets                                    16,194          4,608               ---            ---
     Benefits paid                                                  (18,227)       (19,217)              ---            ---
                                                               -------------   ------------     -------------   ------------
        Total changes                                                (2,033)       (14,609)              ---            ---
                                                               -------------   ------------     -------------   ------------
Fair value of plan assets at end of measurement year                177,694        179,727               ---            ---
                                                               -------------   ------------     -------------   ------------
Projected benefit obligation greater
     than plan assets                                               (33,200)       (18,814)          (48,414)       (46,451)
Unrecognized net actuarial (gain) loss                               (1,978)         2,145              (575)        (1,119)
Unrecognized prior service cost                                        (204)       (13,578)            7,836          9,078
Unrecognized transition (asset)
     liability, net of amortization                                  (1,156)        (1,545)           16,390         17,649
                                                               -------------   ------------     -------------   ------------
Accrued liability at measurement date                               (36,538)       (31,792)          (24,763)       (20,843)
Fourth quarter contribution                                          40,000            ---               ---            ---
                                                               -------------   ------------     -------------   ------------

Prepaid (accrued) liability at end of year                        $   3,462      $ (31,792)         $(24,763)     $ (20,843)
                                                               =============   ============     =============   ============

Weighted-average assumptions at September 30:
   Discount rate                                                      7.50%          7.00%             7.50%          7.00%
   Expected return on plan assets                                     9.25%          9.25%               N/A            N/A
   Rate of compensation increase                                      5.00%          5.00%               N/A            N/A

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 10 | BENEFIT PLANS (CONTINUED)

The following table shows the components of pension cost recognized in 1999, 1998, and 1997:

----------------------------------------------------------------------------------------------------------------------------
                                                  PENSION BENEFITS                           POST-RETIREMENT BENEFITS
                                       ----------------------------------------         ------------------------------------
(in thousands of dollars)                 1999          1998          1997                1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------

Service cost                              $ 11,081      $ 11,979      $ 10,698            $ 1,494      $ 1,410      $   959
Interest cost                               13,622        12,897        12,502              3,249        3,080        2,386
Expected return on plan assets             (16,906)      (16,447)      (14,197)               ---          ---          ---
Amortization of transition asset              (389)         (442)         (473)             1,261        1,261        1,331
Amortization of prior service cost          (1,326)       (1,326)            1                694          670          259
Recognized net actuarial gain               (1,336)       (2,669)       (3,624)               ---          (52)        (323)
                                       ------------  ------------  ------------         ----------  -----------   ----------

Benefit cost                              $  4,746      $  3,992      $  4,907            $ 6,698      $ 6,369      $ 4,612
                                       ============  ============  ============         ==========  ===========   ==========

     The 2000 health care cost trend rate was projected to be 7.75% for pre-65 participants and 7.00% for post-65 participants compared with estimates of 8.50% and 7.50% in 1999. These rates are assumed to decrease gradually until they reach 4.75% in the year 2006 and remain at that level thereafter.
     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point increase would increase service and interest costs and the post-retirement benefit obligation by $133 thousand and $1.8 million, respectively. A one-percentage point decrease would reduce service and interest costs by $138 thousand and the post-retirement benefit obligation by $1.7 million.
     Huntington also sponsors an unfunded Supplemental Executive Retirement Plan, a nonqualified plan that provides certain key officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 1999 and 1998, the accrued pension liability for this plan totaled $10.7 million and $9.8 million, respectively. Pension expense for the plan was $1.1 million in 1999, $1.2 million in 1998, and $1.3 million in 1997.
     Huntington has a contributory employee investment and tax savings plan available to eligible employees. The plan was restated from an employee stock purchase plan effective April 1, 1998, and renamed the Huntington Investment and Tax Savings Plan. Matching contributions by Huntington equal 100% on the first 3% and 50% on the next 2% of participant elective deferrals. The cost of providing this plan was $7.5 million in 1999, $8.3 million in 1998, and $9.7 million in 1997.


NOTE 11 | STOCK OPTIONS

     Huntington sponsors non-qualified and incentive stock option plans covering key employees. Approximately 21.7 million shares have been authorized under the plans, 5.3 million of which were available at December 31, 1999 for future grants. All options granted have a maximum term of ten years. Options that were granted in 1999 and 1998 vest ratably over three years while those granted in 1994 through 1997 vest ratably over four years. All grants preceding 1994 became fully exercisable after one year.
     The fair value of the options granted, as presented below, was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for 1999, 1998, and 1997, respectively: risk-free interest rates of 5.60%, 5.28%, and 6.44%; dividend yields of 2.49%, 2.59%, and 2.86%; volatility factors of the expected market price of Huntington's common stock of 39.7%, 26.2%, and 26.2%; and a weighted-average expected option life of 6 years.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 11 | STOCK OPTIONS (CONTINUED)

     Huntington's stock option activity and related information for the three years ended December 31 is summarized below:

-----------------------------------------------------------------------------------------------------------------------
                                                     1999                      1998                      1997
-----------------------------------------------------------------------------------------------------------------------
                                                         WEIGHTED                   Weighted                  Weighted
                                                         AVERAGE                    Average                   Average
                                            OPTIONS      EXERCISE      Options      Exercise     Options      Exercise
                                           (in 000's)     PRICE      (in 000's)      Price      (in 000's)     Price
-----------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                5,677     $ 18.00          5,959     $ 13.89        5,673      $ 11.32

Granted/Acquired                                2,142       30.43          1,368       28.10        1,455        22.85
Exercised                                        (556)      10.52         (1,406)       9.93         (980)       12.23
Forfeited/Expired                                (245)      26.79           (244)      20.75         (189)       14.26
                                           -----------               ------------              -----------

Outstanding at end of year                      7,018     $ 22.08          5,677     $ 18.00        5,959      $ 13.89
                                           ===========               ============              ===========

Exercisable at end of year                      3,068     $ 13.98          3,197     $ 13.20        3,566      $ 10.55
                                           ===========               ============              ===========

Weighted-average fair value of
   options granted during the year                        $ 11.22                    $  7.81                   $  6.31


     Exercise prices for options outstanding as of December 31, 1999, ranged from $4.82 to $31.19. The weighted-average remaining contractual life of these options is 7.1 years.
     Huntington has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123 (FAS
123), "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Huntington's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     As permissible under FAS 123, Huntington is presenting the following pro forma disclosures for net income and earnings per common share as if the fair value method of accounting had been applied in measuring compensation costs for stock options. The Black-Scholes option pricing model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement.


-------------------------------------------------------------------------------
                                                   YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------
(in millions, except per share amounts)       1999          1998         1997
-------------------------------------------------------------------------------
PRO FORMA
Net income                                  $ 414.7       $ 297.8       $290.6
Earnings per common share--diluted          $  1.78       $  1.27       $ 1.24

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 12 | INCOME TAXES

     The following is a summary of the provision for income taxes:

------------------------------------------------------------------------------
(in thousands of dollars)          1999             1998             1997
------------------------------------------------------------------------------

Currently payable
     Federal                       $106,932        $ 133,012        $ 115,197
     State                            1,017            2,573            3,617
                                ------------     ------------     ------------
        Total current               107,949          135,585          118,814
                                ------------     ------------     ------------

Deferred tax expense
     Federal                         83,555            1,972           46,088
     State                            1,193              797            1,599
                                ------------     ------------     ------------
        Total deferred               84,748            2,769           47,687
                                ------------     ------------     ------------

PROVISION FOR INCOME TAXES         $192,697        $ 138,354        $ 166,501
                                ============     ============     ============

     Tax expense associated with securities transactions included in the above amounts were $5.7 million in 1999, $10.8 million in 1998, and $2.9 million in 1997.

The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:

--------------------------------------------------------------------------------------------------
(in thousands of dollars)                            1999               1998             1997
--------------------------------------------------------------------------------------------------

Pre-tax income computed at the statutory rate         $ 215,170         $ 154,043        $160,708
Increases (decreases):
   Tax-exempt interest income                           (18,677)          (16,107)         (7,101)
   State income taxes                                     1,438             2,191           3,391
   Other-net                                             (5,234)           (1,773)          9,503
                                                ----------------    --------------   -------------
PROVISION FOR INCOME TAXES                            $ 192,697         $ 138,354        $166,501
                                                ================    ==============   =============

The significant components of deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows:

---------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                   1999               1998
---------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Allowance for loan losses                                 $ 106,831          $ 94,056
   Pension and other employee benefits                          16,265            29,689
   Other                                                        58,338            43,405
                                                       ----------------    --------------
     Total deferred tax assets                                 181,434           167,150
                                                       ----------------    --------------

Deferred tax liabilities:
   Lease financing                                             338,636           235,532
   Mortgage servicing rights                                    18,024            19,126
   Other                                                        45,981            50,144
                                                       ----------------    --------------
     Total deferred tax liabilities                            402,641           304,802
                                                       ----------------    --------------
Net deferred tax liability excluding unrealized
   gains (losses) on securities                                221,207           137,652
Deferred tax (asset) liability on unrealized gains
   (losses) on securities                                      (50,666)           13,369
                                                       ----------------    --------------

Net deferred tax liability                                   $ 170,541         $ 151,021
                                                       ================    ==============

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 13 | OFF-BALANCE SHEET TRANSACTIONS

     The contract or notional amount of financial instruments with off-balance sheet risk at December 31, 1999 and 1998, is presented below:

-----------------------------------------------------------------------
(in millions of dollars)                         1999          1998
-----------------------------------------------------------------------

CONTRACT AMOUNT REPRESENTS CREDIT RISK
     Commitments to extend credit
        Commercial                               $ 3,926       $ 3,833
        Consumer                                   2,320         3,820
        Other                                        ---           227
     Standby letters of credit                       803           758
     Commercial letters of credit                    169           138

NOTIONAL AMOUNT EXCEEDS CREDIT RISK
     Asset/liability management activities
        Interest rate swaps                        5,525         4,673
        Purchased interest rate options            1,289           965
        Interest rate forwards and futures           212           620

     Trading activities
        Interest rate swaps                          619           496
        Interest rate options                        392            68


     Commitments to extend credit generally have short-term, fixed expiration dates, are variable rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer's credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable rate nature.
     Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 70% of standby letters of credit are collateralized, and nearly 85% are expected to expire without being drawn upon.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and have maturities of no longer than ninety days. The merchandise or cargo being traded normally secures these instruments.
     Interest rate swaps are agreements between two parties to exchange periodic interest payments that are calculated on a notional principal amount. Huntington enters into swaps to synthetically alter the repricing characteristics of designated earning assets and interest bearing liabilities and, on a much more limited basis, as an intermediary for customers. Because only interest payments are exchanged, cash requirements of swaps are significantly less than the notional amounts.
     Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Forward contracts, used primarily by Huntington in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. Huntington also purchases interest rate options (e.g. caps and floors) to manage fluctuating interest rates. Premiums paid for interest rate options grant Huntington the right to receive at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount. Exposure to loss from interest rate contracts changes as interest rates fluctuate.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 13 | OFF-BALANCE SHEET TRANSACTIONS (CONTINUED)

     In the normal course of business, Huntington is party to financial instruments with varying degrees of credit and market risk in excess of the amounts reflected as assets and liabilities in the consolidated balance sheet. Loan commitments and letters of credit are commonly used to meet the financing needs of customers, while interest rate swaps, purchased options, futures, and forwards are an integral part of Huntington's asset/liability management activities. To a much lesser extent, various financial instrument agreements are entered into to assist customers in managing their exposure to interest rate fluctuations. These customer agreements, for which Huntington counters interest rate risk through offsetting third party contracts, are considered trading activities.
     The credit risk arising from loan commitments and letters of credit, represented by their contract amounts, is essentially the same as that involved in extending loans to customers, and both arrangements are subject to Huntington's standard credit policies and procedures. Collateral is obtained based on management's credit assessment of the customer and, for commercial transactions, may consist of accounts receivable, inventory, income-producing properties, and other assets. Residential properties are the principal form of collateral for consumer commitments.
     Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. At December 31, 1999, Huntington's credit risk from these off-balance sheet arrangements, including trading activities, was approximately $75.3 million.


NOTE 14 | COMPREHENSIVE INCOME

     The components of Other Comprehensive Income were as follows in each of the three years ended December 31:

-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               1999             1998           1997
-----------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) arising during the period:
     Unrealized net (losses) gains                                     $ (171,093)       $ 45,095       $ 52,806
     Related tax benefit (expense)                                         60,738         (15,837)       (18,889)
                                                                    --------------    ------------   ------------
        Net                                                              (110,355)         29,258         33,917
                                                                    --------------    ------------   ------------

Less: Reclassification adjustment for net
      gains realized during the period:
        Realized net gains                                                 12,972          29,793          7,978
        Related tax expense                                                (4,541)        (10,428)        (2,792)
                                                                    --------------    ------------   ------------
        Net                                                                 8,431          19,365          5,186
                                                                    --------------    ------------   ------------

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME                                $ (118,786)        $ 9,893       $ 28,731
                                                                    ==============    ============   ============

NOTE 15 | LEGAL CONTINGENCIES

     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington's consolidated financial position.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 16 | EARNINGS PER SHARE

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

--------------------------------------------------------------------------------------------
(in thousands, except per share amounts)      1999               1998              1997
--------------------------------------------------------------------------------------------

Net income                                   $ 422,074           $301,768          $292,663
                                          =============      =============      ============

Average common shares outstanding              230,509            232,569           230,872
Dilutive effect of stock options                 1,897              2,231             2,820
                                          -------------      -------------      ------------

Diluted common shares outstanding              232,406            234,800           233,692
                                          =============      =============      ============

Earnings per share
   Basic                                         $1.83              $1.30             $1.27
   Diluted                                       $1.82              $1.29             $1.25

     Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.


NOTE 17 | 1998 SPECIAL CHARGES

     Huntington incurred special charges of $90 million in the fourth quarter of 1998 to coincide with the announcement of several initiatives to strengthen financial performance. The special charges included accruals for severance payments to terminated employees ($26 million), consolidation costs (including the termination of associated long-term lease contracts) related to 39 banking offices identified for sale or closure ($20 million), the costs related to the exit of underperforming product lines and delivery channels ($32 million), and costs related to the write-off of abandoned information systems equipment and software ($12 million).
     At December 31, 1999, Huntington had substantially completed all of its strategic initiatives, including the sale or closure of identified banking offices, discontinuation of various business activities and the targeted reductions in the workforce that spanned the entire organization to improve efficiency in back-room operations such as loan and deposit administration.
     All significant components of the charges were utilized as of December 31, 1999.


NOTE 18 | MERGERS AND ACQUISITIONS

     In June 1998, Huntington completed the acquisition of sixty former Barnett Banks banking offices in Florida from Bank of America (formerly NationsBank Corporation). The transaction was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at estimated fair value. The purchase added approximately $1.3 billion in loans and $2.3 billion in deposits. Intangible assets arising from the deal totaled approximately $459.3 million. The acquired branches' results of operations have been included in Huntington's consolidated totals from the date of the acquisition only.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 19 | REGULATORY MATTERS

     One of the major sources of funds for Huntington (parent company) are dividends from its bank subsidiary, The Huntington National Bank (HNB). These funds aid Huntington in the payment of dividends to shareholders, expenses and other obligations. Payment of dividends to Huntington is subject to various regulatory restrictions. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. HNB could, without regulatory approval, declare dividends in 2000 of approximately $317.0 million plus an additional amount equal to its net income through the date of declaration in 2000.
     HNB is also restricted as to the amount and type of loans it may make to Huntington. At December 31, 1999, HNB could lend to Huntington $217.5 million, subject to the qualifying collateral requirements defined in the regulations. HNB must maintain non interest-bearing cash balances with the Federal Reserve Bank. During 1999 and 1998, the average balance of these deposits were $393.8 million and $192.5 million respectively.
     Huntington and HNB are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on Huntington's and HNB's financial statements. Capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 3.00% for Tier 1 Leverage. To be considered well capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00% and 5.00% respectively.
     Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings of assets and certain off-balance sheet items, and other factors. As of December 31, 1999 and 1998, Huntington has met all capital adequacy requirements. In addition, HNB had regulatory capital ratios in excess of the levels established for well-capitalized institutions.
     Presented in the table below are the capital ratios of Huntington and HNB as well as a comparison of the period-end capital balances with the related amounts established by the regulatory agencies:

---------------------------------------------------------------------------------------------------
                                                                       Capital Amounts
                                                           ----------------------------------------
                                                                            Well
(in millions of dollars)                        Ratios       Actual      Capitalized     Minimum
---------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1999:
Tier 1 Risk-Based Capital
      Huntington Bancshares Incorporated          7.52%        $ 1,903       $ 1,518       $ 1,012
      The Huntington National Bank                6.56           1,654         1,514         1,009
Total Risk-Based Capital
      Huntington Bancshares Incorporated         10.72           2,712         2,530         2,024
      The Huntington National Bank               10.83           2,733         2,523         2,018
Tier 1 Leverage
      Huntington Bancshares Incorporated          6.72           1,903         1,416           850
      The Huntington National Bank                5.87           1,654         1,409           845

AS OF DECEMBER 31, 1998:
Tier 1 Risk-Based Capital
      Huntington Bancshares Incorporated          7.10%        $ 1,720       $ 1,454         $ 970
      The Huntington National Bank                6.28           1,507         1,440           960
Total Risk-Based Capital
      Huntington Bancshares Incorporated         10.73           2,601         2,424         1,939
      The Huntington National Bank               10.48           2,515         2,400         1,920
Tier 1 Leverage
      Huntington Bancshares Incorporated          6.37           1,720         1,350           810
      The Huntington National Bank                5.61           1,507         1,343           806

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 20 | QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998:

---------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except per share data)           I Q               II Q              III Q              IV Q
---------------------------------------------------------------------------------------------------------------------------

1999
Interest income                                           $ 495,692          $ 498,500         $ 516,294         $ 515,516
Interest expense                                            236,171            237,352           247,863           262,854
                                                       -------------     --------------     -------------     -------------
Net interest income                                         259,521            261,148           268,431           252,662
                                                       -------------     --------------     -------------     -------------
Provision for loan losses                                    25,305             21,026            22,076            20,040
Securities gains                                              2,310              2,220               537             7,905
Gains on sale of credit card portfolios                         ---                ---               ---           108,530
Non-interest income                                         107,562            115,056           115,117           114,338
Non-interest expense                                        202,106            202,138           206,189           204,895
Special charges, including merger costs                         ---                ---               ---            96,791
                                                       -------------     --------------     -------------     -------------
Income before income taxes                                  141,982            155,260           155,820           161,709
Provision for income taxes                                   45,410             50,285            50,233            46,769
                                                       -------------     --------------     -------------     -------------
Net income                                                $  96,572          $ 104,975         $ 105,587         $ 114,940
                                                       =============     ==============     =============     =============

Net income per common share (1)
   Basic                                                      $0.42              $0.45             $0.46             $0.50
   Diluted                                                    $0.41              $0.45             $0.46             $0.50


---------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except per share data)           I Q               II Q              III Q              IV Q
---------------------------------------------------------------------------------------------------------------------------

1998
Interest income                                           $ 502,480          $ 491,268         $ 505,221         $ 500,395
Interest expense                                            247,632            243,839           253,706           233,094
                                                       -------------     --------------     -------------     -------------
Net interest income                                         254,848            247,429           251,515           267,301
                                                       -------------     --------------     -------------     -------------
Provision for loan losses                                    22,181             24,595            24,160            34,306
Securities gains                                              3,089             14,316            10,615             1,773
Gains on sale of credit card portfolios                         ---              9,530               ---               ---
Non-interest income                                          92,330             95,810           104,026           106,711
Non-interest expense                                        196,442            206,678           211,877           208,932
Special charges, including merger costs                         ---                ---               ---            90,000
                                                       -------------     --------------     -------------     -------------
Income before income taxes                                  131,644            135,812           130,119            42,547
Provision for income taxes                                   42,158             43,503            41,364            11,329
                                                       -------------     --------------     -------------     -------------
Net income                                                $  89,486          $  92,309         $  88,755         $  31,218
                                                       =============     ==============     =============     =============

Net income per common share (1)
   Basic                                                      $0.38              $0.40             $0.38             $0.13
   Diluted                                                    $0.38              $0.39             $0.38             $0.13

(1) Adjusted for stock dividends and stock splits, as applicable.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 21 | NON-INTEREST INCOME AND EXPENSE

     A summary of the components in non-interest income follows for the three years ended December 31:

---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                1999               1998            1997
---------------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts                                       $ 156,315         $126,403        $117,852
Mortgage banking                                                             56,890           60,006          55,715
Brokerage and insurance income                                               52,076           36,710          27,084
Trust services                                                               52,030           50,754          48,102
Bank Owned Life Insurance income                                             37,560           28,712             ---
Electronic banking fees                                                      37,301           29,202          22,705
Credit card fees                                                             23,314           21,909          20,467
Other                                                                        36,587           45,181          42,936
                                                                          ----------        ---------       ---------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS AND
   AND CREDIT CARD PORTFOLIO SALE GAINS                                     452,073          398,877         334,861
Securities gains                                                             12,972           29,793           7,978
Gains on sale of credit card portfolios                                     108,530            9,530             ---
                                                                          ----------        ---------       ---------
  TOTAL NON-INTEREST INCOME                                               $ 573,575         $438,200        $342,839
                                                                          ==========        =========       =========


     A summary of the components in non-interest expense follows for the three years ended December 31:

-------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    1999                1998              1997
-------------------------------------------------------------------------------------------------------------

Personnel and related costs                                   $ 419,901          $ 428,539         $ 392,793
Equipment                                                        66,666             62,040            57,867
Outside data processing and other services                       62,886             74,795            66,683
Net occupancy                                                    62,169             54,123            49,509
Amortization of intangible assets                                37,297             25,689            13,019
Marketing                                                        31,076             32,260            32,782
Telecommunications                                               28,519             29,429            21,527
Legal and other professional services                            21,169             25,160            24,931
Printing and supplies                                            20,227             23,673            21,584
Franchise and other taxes                                        14,674             22,103            19,836
Other                                                            50,744             46,118            51,414
                                                              ----------         ----------        ----------

  TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES             815,328            823,929           751,945
Special charges, including merger costs                          96,791             90,000            51,163
                                                              ----------         ----------        ----------
  TOTAL NON-INTEREST EXPENSE                                  $ 912,119          $ 913,929         $ 803,108
                                                              ==========         ==========        ==========


     In the fourth quarter of 1999, Huntington recorded a $58.2 million valuation adjustment related to vehicles underlying certain financing leases, resulting from recent changes in both business dynamics and economic factors. This amount was determined based on assumptions as to used car prices at lease termination and as to the number of vehicles to be returned to Huntington. In addition, Huntington incurred $38.6 million of additional costs, which included $21 million associated with its "Huntington 2000+" program. These program costs included amounts paid for management consulting and other professional services as well as a special cash award to employees upon Huntington achieving certain financial goals during 1999.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 22 | SEGMENT REPORTING

     Huntington views its operations as five distinct segments. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. The fifth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Listed below is certain financial information regarding Huntington's 1999 and 1998 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.

---------------------------------------------------------------------------------------------------------------------------
                                          YEAR ENDED DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                 Private
INCOME STATEMENT                     Retail        Corporate       Dealer       Financial      Treasury/        Huntington
(in thousands of dollars)            Banking        Banking         Sales         Group          Other         Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)            $ 564,033      $ 262,280      $ 195,829      $ 28,948       $     95      $ 1,051,185
Provision for Loan Losses               31,510         14,457         41,561           919            ---           88,447
Non-Interest income                    275,977         66,847         (1,130)       46,586        185,295          573,575
Non-Interest expense                   545,292        128,050        106,078        39,823         92,876          912,119
Income Taxes/FTE Adjustment             85,371         60,630         13,841        11,268         31,010          202,120
                                   ------------   ------------   ------------  ------------   ------------   --------------
Net income                           $ 177,837      $ 125,990      $  33,219(1)   $ 23,524       $ 61,504      $   422,074
                                   ============   ============   ============  ============   ============   ==============

Depreciation and Amortization        $  60,242      $   8,625      $   1,130      $  1,412       $ 41,082      $   112,491
                                   ============   ============   ============  ============   ============   ==============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets          $   6,928      $   7,287      $   6,206      $    588       $  7,730      $    28,739
Average Deposits                     $  16,885      $   1,036      $      63      $    534       $    689      $    19,207
Capital Expenditures                 $      17      $       3      $       1      $    ---       $     55      $        76

(1) Includes $37,830 million, net of tax, from lease residual valuation adjustment. Excluding this adjustment, net income was $71,049.

---------------------------------------------------------------------------------------------------------------------------
                                          YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                 Private
INCOME STATEMENT                     Retail        Corporate       Dealer       Financial      Treasury/        Huntington
(in thousands of dollars)            Banking        Banking         Sales         Group          Other         Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)            $ 541,560      $ 256,963      $ 164,777      $ 31,476      $  36,624      $ 1,031,400
Provision for Loan Losses               40,408         21,147         42,000         1,687            ---          105,242
Non-Interest income                    232,805         72,188          7,993        41,990         83,224          438,200
Non-Interest expense                   542,317        140,492         49,078        38,890        143,152          913,929
Income Taxes/FTE Adjustment             62,138         54,632         26,610        10,725         (5,444)         148,661
                                   ------------   ------------   ------------  ------------   ------------   --------------
Net income                           $ 129,502      $ 112,880      $  55,082      $ 22,164      $ (17,860)     $   301,768
                                   ============   ============   ============  ============   ============   ==============

Depreciation and Amortization        $  48,464      $   5,024      $     431      $    974      $  26,063      $    80,956
                                   ============   ============   ============  ============   ============   ==============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets          $   7,034      $   6,699      $   5,287      $    621      $   7,251      $    26,892
Average Deposits                     $  16,375      $   1,007      $      62      $    475      $     494      $    18,413
Capital Expenditures                 $      48      $       6      $     ---      $    ---      $      93      $       147

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 23 | FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Huntington's financial instruments at December 31 are presented in the following table:

---------------------------------------------------------------------------------------------------------------------------
                                                       AT DECEMBER 31, 1999                    AT DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                    CARRYING             FAIR              CARRYING             FAIR
(in thousands of dollars)                            AMOUNT              VALUE              AMOUNT              VALUE
---------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
     Cash and short-term assets                      $ 1,235,439        $ 1,235,439         $ 1,454,142        $ 1,454,142
     Trading account securities                            7,975              7,975               3,839              3,839
     Mortgages held for sale                             141,723            141,723             466,664            466,664
     Securities                                        4,888,968          4,888,865           4,806,349          4,806,459
     Loans                                            20,369,128         20,380,713          19,163,603         19,338,129
     Customers' acceptance liability                      17,167             17,167              22,591             22,591
     Interest rate contracts:
          Asset/liability management                      21,491             19,147              19,610             67,507
          Customer accommodation                          12,950             12,950               9,638              9,638

FINANCIAL LIABILITIES:
     Deposits                                         19,792,603         19,803,657          19,722,772         19,788,328
     Short-term borrowings                             2,121,989          2,121,989           2,216,644          2,216,644
     Bank acceptances outstanding                         17,167             17,167              22,591             22,591
     Medium-term notes                                 3,254,150          3,272,348           2,539,900          2,560,426
     Subordinated notes and other long-term debt         697,677            727,789             707,359            733,083
     Capital Securities                                  300,000            300,652             300,000            299,609
     Interest rate contracts:
          Asset/liability management                         ---             72,991                 ---             11,126
          Customer accommodation                          10,765             10,765               7,388              7,388

     Certain assets, the most significant being Bank Owned Life Insurance and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage servicing rights and deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent Huntington's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
     The terms and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks, interest bearing deposits in banks, trading account securities, federal funds sold and securities purchased under resale agreements, customers' acceptance liabilities, short-term borrowings, and bank acceptances outstanding. Loan commitments and letters of credit generally have short-term, variable rate features and contain clauses that limit Huntington's exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
     The following methods and assumptions were used by Huntington to estimate the fair value of the remaining classes of financial instruments:
     Mortgages held for sale - valued at the lower of aggregate cost or market value primarily as determined using outstanding commitments from investors.
     Securities available for sale and investment securities - based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount and fair value of securities exclude the fair value of asset/liability management interest rate contracts designated as hedges of securities available for sale.

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------

NOTE 23 | FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Loans and leases - variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Although not considered financial instruments, lease financing receivables have been included in the loan totals at their carrying amounts.
     Deposits - demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.
     Debt - fixed rate long-term debt, as well as medium-term notes and Capital Securities, are based upon quoted market prices or, in the absence of quoted market prices, discounted cash flows using rates for similar debt with the same maturities. The carrying amount of variable rate obligations approximates fair value.
     Off-balance sheet derivatives - interest rate swap agreements and other off-balance sheet interest rate contracts are based upon quoted market prices or prices of similar instruments, when available, or calculated with pricing models using current rate assumptions.



NOTE 24 | PARENT COMPANY FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                                    DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                1999                1998
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                               $  100,804          $  179,981
Securities available for sale                                                               81,241              22,659
Due from subsidiaries
     Bank subsidiary                                                                       330,487             220,842
     Non-bank subsidiaries                                                                  33,646              18,859
Investment in subsidiaries on the equity method
     Bank subsidiary                                                                     2,182,420           2,235,414
     Non-bank subsidiaries                                                                  26,761              24,110
Excess of cost of investment in subsidiaries over net assets acquired                       11,016              11,586
Other assets                                                                                88,221              86,227
                                                                                        -----------         -----------
        TOTAL ASSETS                                                                    $2,854,596          $2,799,678
                                                                                        ===========         ===========

LIABILITIES AND EQUITY
Short-term borrowings                                                                   $   11,327          $   30,644
Medium-term notes                                                                              ---              60,000
Subordinated notes
     Subsidiary trusts                                                                     309,279             309,279
     Unaffiliated companies                                                                149,633             149,505
Dividends payable                                                                           45,826              42,406
Accrued expenses and other liabilities                                                     156,175              59,049
                                                                                        -----------         -----------
        TOTAL LIABILITIES                                                                  672,240             650,883
                                                                                        -----------         -----------
SHAREHOLDERS' EQUITY                                                                     2,182,356           2,148,795
                                                                                        -----------         -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $2,854,596          $2,799,678
                                                                                        ===========         ===========

                                              HUNTINGTON BANCSHARES INCORPORATED
Consolidated Financial Statements
--------------------------------------------------------------------------------


NOTE 24 | PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

---------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME                                                       YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     1999                   1998                   1997
---------------------------------------------------------------------------------------------------------------------

INCOME
  Dividends from
     Bank subsidiary                                          $190,255              $ 186,381              $ 228,892
     Non-bank subsidiaries                                       4,000                  4,000                  2,961
  Interest from
     Bank subsidiary                                            19,748                 41,507                 18,227
     Non-bank subsidiaries                                       1,194                    329                 19,032
  Other                                                         31,918                  3,094                  1,537
                                                          -------------           ------------           ------------
          TOTAL INCOME                                         247,115                235,311                270,649
                                                          -------------           ------------           ------------

EXPENSE
  Interest on debt                                              31,109                 27,340                 36,128
  Other                                                            ---                 13,722                 30,020
                                                          -------------           ------------           ------------
          TOTAL EXPENSE                                         31,109                 41,062                 66,148
                                                          -------------           ------------           ------------

Income before income taxes and equity in
   undistributed net income of subsidiaries                    216,006                194,249                204,501
Income tax expense (benefit)                                     9,271                  2,089                 (8,630)
                                                          -------------           ------------           ------------
Income before equity in undistributed
   net income of subsidiaries                                  206,735                192,160                213,131
                                                          -------------           ------------           ------------
Equity in undistributed net income (loss) of
     Bank subsidiary                                           212,613                106,967                 80,523
     Non-bank subsidiaries                                       2,726                  2,641                   (991)
                                                          -------------           ------------           ------------
          NET INCOME                                          $422,074              $ 301,768              $ 292,663
                                                          =============           ============           ============

-------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                            YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      1999            1998             1997
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
      Net Income                                                               $422,074       $ 301,768        $ 292,663
      Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed net income of subsidiaries                   (215,339)       (109,608)         (79,532)
          Provision for amortization and depreciation                             2,987           3,244            3,460
          Gains on sales of securities available for sale                       (30,546)            ---              ---
          Increase in other assets                                               (6,538)        (14,413)          (4,961)
          Increase (decrease) in other liabilities                              104,800         (15,978)         (13,942)
                                                                            ------------    ------------    -------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                        277,438         165,013          197,688
                                                                            ------------    ------------    -------------

INVESTING ACTIVITIES
      (Increase) decrease in investments in subsidiaries                            (5)       (386,500)         197,263
      (Advances to) repayments from subsidiaries                                (42,885)        374,140          (71,485)
      Proceeds from sales of securities available for sale                       30,990             ---              ---
      Other                                                                         ---             (41)         (15,000)
                                                                            ------------    ------------    -------------
               NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES             (11,900)        (12,401)         110,778
                                                                            ------------    ------------    -------------

FINANCING ACTIVITIES
      Decrease in short-term borrowings                                         (19,317)         (9,881)             ---
      Proceeds from issuance of subordinated notes to subsidiary trusts             ---         100,000          200,000
      Payment of long-term debt                                                     ---          (4,537)         (25,000)
      Proceeds from issuance of medium-term notes                                   ---             ---           40,000
      Payment of medium-term notes                                              (60,000)       (160,000)        (140,000)
      Dividends paid on common stock                                           (171,858)       (157,632)        (132,760)
      Acquisition of treasury stock                                             (97,957)        (31,192)         (56,175)
      Proceeds from issuance of treasury stock                                    4,417           4,685           27,266
                                                                            ------------    ------------    -------------
               NET CASH USED FOR FINANCING ACTIVITIES                          (344,715)       (258,557)         (86,669)
                                                                            ------------    ------------    -------------
               CHANGE IN CASH AND CASH EQUIVALENTS                              (79,177)       (105,945)         221,797
               CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   179,981         285,926           64,129
                                                                            ------------    ------------    -------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR                        $100,804       $ 179,981        $ 285,926
                                                                            ============    ============    =============


    Supplemental data required for this item is set forth in Item 7 on page 27 under the caption "Selected Quarterly Income Statement Data."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 2 through 5 under the caption "Executive Officers of the Corporation" on pages 20 and 21, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21, of Huntington's 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     Information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 19, and under the caption "Compensation of Directors" on page 5, of Huntington's 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 6 and 7, of Huntington's 2000 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 7 and 8, and under the caption "Compensation Committee Interlocks and Insider Participation" on page 15 of Huntington's 2000 Proxy Statement, and is incorporated herein by reference.


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

          (3) The exhibits required by this item are listed in the Exhibit Index on pages 58 through 60 of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(o) in the Exhibit Index.

     (b) During the quarter ended December 31, 1999, Huntington filed two Current Reports on Form 8-K. The first report, dated October 13, 1999, was filed under Items 5 and 7, and concerned Huntington's results of operations for the quarter ended September 30, 1999. The second report, dated November 17, 1999, was filed under Item 5 and concerned certain management changes at Huntington.

     (c)  The exhibits to this Form 10-K begin on page 58.

     (d)  See Item 14(a)(2) above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2000.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)



By:  /s/ Frank Wobst                                 By:  /s/ Anne Creek
     -------------------------------                      ---------------------------------------

     Frank Wobst                                             Anne Creek
     Director, Chairman, and                                 Executive Vice President,
     Chief Executive Officer                                 Chief Financial Officer and Treasurer
     (Principal Executive Officer)                           (Principal Financial Officer and
                                                             Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2000.



/s/ Don M. Casto, III                                /s/ Robert H. Schottenstein
------------------------------------                 ---------------------------
Don M. Casto, III                                    Robert H. Schottenstein
Director                                             Director


                                                     /s/ George A Skestos
------------------------------------                 ---------------------------
Don Conrad                                           George A. Skestos
Director                                             Director


/s/ Peter Geier                                      /s/ Lewis R. Smoot, Sr.
------------------------------------                 ---------------------------
Peter Geier                                          Lewis R. Smoot, Sr.
Director                                             Director


/s/ John B. Gerlach, Jr.                             /s/ Timothy P. Smucker
------------------------------------                 ---------------------------
John B. Gerlach, Jr.                                 Timothy P. Smucker
Director                                             Director


/s/ Patricia T. Hayot                                /s/ William J. Williams
------------------------------------                 ---------------------------
Patricia T. Hayot                                    William J. Williams
Director                                             Director


/s/ Wm. J. Lhota
------------------------------------
Wm. J. Lhota
Director

                                  EXHIBIT INDEX

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

   (ii). Amended and Restated Bylaws -- previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

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

   (c). Amendment No. 1 to the Rights Agreement, dated August 16, 1995-- previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10.               Material contracts:

   (a).    *      Employment Agreement, dated April 25, 1996, between
                  Huntington Bancshares Incorporated and Frank Wobst -- previously filed as Exhibit 10(a) to Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1996, and incorporated herein by reference.

   (b).    *      Form of Tier I Executive Agreement for certain executive
                  officers -- previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   (c).    *      Form of Tier II Executive Agreement for certain executive
                  officers -- previously filed as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   (d).    *      Schedule identifying material details of Executive Agreements, substantially similar to Exhibits 10(b) and 10(c).

   (e).    *      Huntington Bancshares Incorporated Amended and Restated
                  Incentive Compensation Plan, effective for performance cycles beginning on or after January 1, 1999 -- previously filed as
                  Exhibit 10(e) to Annual Report on Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference.

   (f).    *      Amended and Restated Long-Term Incentive Compensation Plan,
                  effective for performance cycles beginning on or after January
                  1, 1999 -- previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   (g)(1). *      Supplemental Executive Retirement Plan with First and Second
                  Amendments -- previously filed as Exhibit 10(g) to Annual
                  Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (g)(2). *      Third Amendment to Supplemental Executive Retirement Plan --
                  previously filed as Exhibit 10(k)(2) to Annual Report on Form
                  10-K for the year ended December 31, 1997, and incorporated herein by reference.

   (g)(3). *      Fourth Amendment to Supplemental Executive Retirement Plan.

   (h).    *      Deferred Compensation Plan and Trust for Directors --
                  reference is made to Exhibit 4(a) of Post-Effective Amendment
                  No. 2 to Registration Statement on Form S-8, Registration No.
                  33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

   (i)(1). *      1983 Stock Option Plan -- reference is made to Exhibit 4A of
                  Registration Statement on Form S-8, Registration No. 2-89672, filed with the Securities and Exchange Commission on February
                  27, 1984, and incorporated herein by reference.

   (i)(2). *      1983 Stock Option Plan -- Second Amendment -- previously
                  filed as Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (i)(3). *      1983 Stock Option Plan -- Third Amendment -- previously
                  filed as Exhibit 10(j)(3) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (i)(4). *      1983 Stock Option Plan -- Fourth Amendment -- previously
                  filed as Exhibit (m)(4) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (i)(5). *      1983 Stock Option Plan -- Fifth Amendment -- previously
                  filed as Exhibit (m)(5) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (j)(1). *      1990 Stock Option Plan -- reference is made to Exhibit 4(a)
                  of Registration Statement on Form S-8, Registration No.
                  33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

   (j)(2). *      First Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(q)(2) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1991, and incorporated herein by reference.

   (j)(3). *      Second Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(n)(3) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, and incorporated herein by reference.

   (k)(1). *      The Huntington Supplemental Stock Purchase and Tax Savings
                  Plan and Trust (as amended and restated as of February 9, 1990) -- previously filed as Exhibit 4(a) to Registration
                  Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

   (k)(2). *      First Amendment to The Huntington Supplemental Stock
                  Purchase and Tax Savings Plan and Trust Plan -- previously filed as Exhibit 10(o)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

   (l).    *      Deferred Compensation Plan and Trust for Huntington
                  Bancshares Incorporated Directors -- reference is made to
                  Exhibit 4(a) of Registration Statement on Form S-8,
                  Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

   (m).    *      Huntington Bancshares Incorporated Retirement Plan For
                  Outside Directors -- previously filed as Exhibit 10(t) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1992, and incorporated herein by reference.

   (n).    *      Restated Huntington Supplemental Retirement Income Plan.

   (o) * Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

21.               Subsidiaries of the Registrant.

23.               Consent of Ernst & Young, LLP, Independent Auditors.

27.               Financial Data Schedule.

99.               Ratio of Earnings to Fixed Charges
-------------

*Denotes management contract or compensatory plan or arrangement.