Form 10-Q
period 2000-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2000-05-12
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED March 31, 2000


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


 Yes  X     No
     ===       ===

There were 221,991,163 shares of Registrant's without par value common stock outstanding on April 28, 2000.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           March 31, 2000 and 1999 and December 31, 1999                                   3

           Consolidated Statements of Income -
           For the three months ended March 31, 2000 and 1999                              4

           Consolidated Statements of Changes in Shareholders' Equity -
           For the three months ended March 31, 2000 and 1999                              5

           Consolidated Statements of Cash Flows -
           For the three months ended March 31, 2000 and 1999                              6

           Notes to Unaudited Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                               13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      20


PART II.  OTHER INFORMATION

Item 2.   Changes in securities and use of proceeds                                       28

Item 6.   Exhibits and Reports on Form 8-K                                                28-29

PART I.  FINANCIAL INFORMATION
1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,          DECEMBER 31,           MARCH 31,
 (in thousands of dollars)                                      2000                 1999                 1999
-------------------------------------------------------    ---------------      ---------------      ---------------
ASSETS

Cash and due from banks................................      $ 1,036,442           $1,208,004          $   971,446
Interest bearing deposits in banks.....................            6,241                6,558                8,143
Trading account securities.............................           18,333                7,975               27,755
Federal funds sold and securities
     purchased under resale agreements.................           16,527               20,877               11,238
Loans held for sale....................................           99,354              141,723              279,794
Securities available for sale - at fair value..........        4,495,873            4,870,203            5,367,871
Investment securities - fair value $18,121; $18,662;
     and $23,415, respectively.........................           18,266               18,765               23,044
Total Loans (1) .......................................       20,531,039           20,668,437           19,731,593
     Less allowance for loan losses....................          296,743              299,309              291,066
                                                             -----------          -----------          -----------
Net loans..............................................       20,234,296           20,369,128           19,440,527
                                                             -----------          -----------          -----------
Bank owned life insurance .............................          774,584              765,399              400,000
Premises and equipment.................................          429,793              438,871              441,426
Customers' acceptance liability........................           18,676               17,167               19,402
Accrued income and other assets........................        1,259,594            1,172,283            1,587,262
                                                             -----------          -----------          -----------

TOTAL ASSETS...........................................      $28,407,979          $29,036,953          $28,577,908
                                                             ===========          ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Total Deposits (1) ....................................      $19,779,364          $19,792,603          $19,046,901
Short-term borrowings..................................        1,576,745            2,121,989            2,884,722
Bank acceptances outstanding...........................           18,676               17,167               19,402
Medium-term notes......................................        3,139,150            3,254,150            2,864,900
Subordinated notes and other long-term debt............          845,623              697,677              707,438
Company obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding
   solely junior subordinated debentures of the
   Parent Company......................................          300,000              300,000              300,000
Accrued expenses and other liabilities.................          649,598              671,011              616,488
                                                             -----------          -----------          -----------
     Total Liabilities                                        26,309,156           26,854,597           26,439,851
                                                             -----------          -----------          -----------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding                                  --                   --                   --
     Common stock - without par value; authorized
          500,000,000 shares; issued 233,844,820,
          233,844,820, and 212,596,344 shares, respectively;
          outstanding 221,982,428, 228,888,221, and
          210,170,853 shares, respectively ............        2,284,616            2,284,956            2,134,818
     Less 11,862,392, 4,956,599, and 2,425,491
          treasury shares, respectively................         (283,762)            (137,268)             (68,535)
     Accumulated other comprehensive income............          (90,559)             (94,093)             (18,220)
     Retained earnings.................................          188,528              128,761               89,994
                                                             -----------          -----------          -----------
     Total Shareholders' Equity........................        2,098,823            2,182,356            2,138,057
                                                             -----------          -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............      $28,407,979          $29,036,953          $28,577,908
                                                             ===========          ===========          ===========

(1) See page 11 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF INCOME




                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ----------------------------------
 (in thousands of dollars, except per share amounts)                                 2000                1999
--------------------------------------------------------------------------      ---------------     --------------
 Interest and fee income
      Loans...............................................................        $    439,646       $    410,181
      Securities..........................................................              73,151             78,852
      Other...............................................................               2,760              6,659
                                                                                  ------------       ------------
                TOTAL INTEREST INCOME.....................................             515,557            495,692
                                                                                  ------------       ------------
 Interest expense
      Deposits............................................................             182,649            156,305
      Short-term borrowings...............................................              24,764             30,475
      Medium-term notes...................................................              50,358             34,754
      Subordinated notes and other long-term debt.........................              17,095             14,637
                                                                                  ------------       ------------
                TOTAL INTEREST EXPENSE....................................             274,866            236,171
                                                                                  ------------       ------------

                NET INTEREST INCOME.......................................             240,691            259,521
 Provision for loan losses................................................              15,701             25,305
                                                                                  ------------       ------------
                NET INTEREST INCOME
                     AFTER PROVISION FOR LOAN LOSSES......................             224,990            234,216
                                                                                  ------------       ------------

 Total non-interest income (1)............................................             125,694            109,872
 Total non-interest expense (1)...........................................             200,106            202,106
                                                                                  ------------       ------------

                INCOME BEFORE INCOME TAXES................................             150,578            141,982
 Provision for income taxes...............................................              46,405             45,410
                                                                                  ------------       ------------

                NET INCOME................................................        $    104,173       $     96,572
                                                                                  ============       ============


  PER COMMON SHARE (2)
      Net income
           Basic..........................................................               $0.46              $0.42
           Diluted........................................................               $0.46              $0.41

      Cash dividends declared.............................................               $0.20              $0.18

  AVERAGE COMMON SHARES (2)
           Basic..........................................................         225,431,136        231,459,010
           Diluted........................................................         226,489,959        233,405,712




(1) See page 12 for detail of non-interest income and non-interest expense.

(2) Adjusted for stock dividends and stock splits, as applicable.



See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
                                                                                                ACCUMULATED
                                                   COMMON STOCK            TREASURY STOCK          OTHER
                                             ------------------------  ---------------------   COMPREHENSIVE  RETAINED
                                              SHARES       AMOUNT       SHARES      AMOUNT     INCOME (LOSS)  EARNINGS     TOTAL
-------------------------------------------  ---------  -------------  ---------  ----------   -------------  --------  -----------
Three Months Ended March 31, 1999:
 Balance, beginning of period                 212,596     $2,137,915     (1,850)    ($49,271)      $24,693    $35,458   $2,148,795
    Comprehensive Income:
    Net income                                                                                                 96,572       96,572
    Unrealized net holding losses on
      securities available for sale
      arising during the period                                                                    (42,913)                (42,913)
                                                                                                                        ----------
      Total comprehensive income                                                                                            53,659
                                                                                                                        ----------
   Cash Dividends declared                                                                                    (42,036)     (42,036)
   Stock options exercised                                    (3,097)       153        4,384                                 1,287
   Treasury shares purchased                                               (751)     (24,349)                              (24,349)
   Treasury shares sold to
     employee benefit plans                                                  23          701                                   701
                                              -------     ----------    -------    ---------      --------   --------   ----------
 Balance, end of period                       212,596     $2,134,818     (2,425)    ($68,535)     ($18,220)   $89,994   $2,138,057
                                              =======     ==========    =======    =========      ========   ========   ==========



THREE MONTHS ENDED MARCH 31, 2000:
 BALANCE, BEGINNING OF PERIOD                 233,845     $2,284,956     (4,957)   ($137,268)     ($94,093)  $128,761   $2,182,356
    Comprehensive Income:
    Net income                                                                                                104,173      104,173
    Unrealized net holding gains on
      securities available for sale
      arising during the period                                                                      3,534                   3,534
                                                                                                                        -----------
      Total comprehensive income                                                                                           107,707
                                                                                                                        -----------
    Cash dividends declared                                                                                   (44,406)     (44,406)
    Stock options exercised                                     (340)        17          509                                   169
    Treasury shares purchased                                            (6,952)    (147,702)                             (147,702)
    Treasury shares sold to
       employee benefit plans                                                30          699                                   699
                                              -------     ----------    -------    ---------      --------   --------   ----------
 Balance, end of period                       233,845     $2,284,616    (11,862)   ($283,762)     ($90,559)  $188,528   $2,098,823
                                              =======     ==========    =======    =========      ========   ========   ==========






See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------
(in thousands of dollars)                                                             2000                  1999
------------------------------------------------------------------------------   ---------------       --------------
OPERATING ACTIVITIES
     Net Income                                                                    $   104,173         $    96,572
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses                                                15,701              25,305
               Provision for depreciation and amortization                              27,466              29,572
               Deferred income tax expense                                              29,511              18,970
               Increase in trading account securities                                  (10,358)            (23,916)
               Decrease in mortgages held for sale                                      42,369             186,870
               Securities gains and securitization losses, net                         (14,555)             (2,310)
               Increase in accrued income receivable                                   (13,579)             (2,781)
               Net increase in other assets                                            (74,973)            (75,130)
               Increase (decrease) in accrued expenses                                   2,648              (1,861)
               Net (decrease) increase in other liabilities                            (11,798)                695
                                                                                   -----------         -----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES                        96,605             251,986
                                                                                   -----------         -----------

INVESTING ACTIVITIES
     Decrease in interest bearing deposits in banks                                        317              94,421
     Proceeds from:
         Maturities and calls of investment securities                                     490               1,883
         Maturities and calls of securities available for sale                          50,476             245,678
         Sales of securities available for sale                                        353,777             322,062
     Purchases of securities available for sale                                             --          (1,219,206)
     Proceeds from sales of loans                                                      484,041               1,348
     Net loan originations, excluding sales                                           (445,251)           (304,343)
     Proceeds from sale of premises and equipment                                        1,223                  --
     Purchases of premises and equipment                                                (4,291)            (18,220)
     Proceeds from sales of other real estate                                            2,919               2,794
                                                                                   -----------         -----------
                       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES            443,701            (873,583)
                                                                                   -----------         -----------

FINANCING ACTIVITIES
     Decrease in total deposits                                                        (13,236)           (675,856)
     (Decrease) increase in short-term borrowings                                     (545,244)            668,078
     Proceeds from issuance of long-term debt                                          150,000                  --
     Proceeds from issuance of medium-term notes                                       250,000           1,085,000
     Payment of medium-term notes                                                     (365,000)           (760,000)
     Dividends paid on common stock                                                    (45,904)            (42,158)
     Repurchases of common stock                                                      (147,702)            (24,349)
     Proceeds from issuance of common stock                                                868               1,988
                                                                                   -----------         -----------
                       NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES           (716,218)            252,703
                                                                                   -----------         -----------
                       CHANGE IN CASH AND CASH EQUIVALENTS                            (175,912)           (368,894)
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,228,881           1,351,578
                                                                                   -----------         -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,052,969         $   982,684
                                                                                   ===========         ===========



See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington Bancshares Incorporated's (Huntington) 1999 Annual Report on Form 10-K should be read in conjunction with these interim financial statements.


B.       Reclassifications

         Certain amounts in the prior year's financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income.


C.       Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   --------------------------
(in thousands)                                                                       2000             1999
                                                                                   --------         ---------

Unrealized holding gains (losses) arising during the period:
       Unrealized net gains (losses)                                               $ 30,118         $(64,066)
       Related tax (expense) benefit                                                (10,487)          22,654
                                                                                   --------         --------
                             Net                                                     19,631          (41,412)
                                                                                   --------         --------

Less: Reclassification adjustment for net gains realized during the period:
       Realized net gains                                                            24,763            2,310
       Related tax expense                                                           (8,666)            (809)
                                                                                   --------         --------
                             Net                                                     16,097            1,501
                                                                                   --------         --------

Total Other Comprehensive Income (Loss)                                            $  3,534         $(42,913)
                                                                                   ========         ========

D.       Earnings per Share

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

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
(in thousands, except per share amounts)                            2000            1999
                                                                  --------        --------

Net Income                                                        $104,173        $ 96,572
                                                                  ========        ========

Average common shares outstanding                                  225,431         231,459
Dilutive effect of stock options                                     1,059           1,947
                                                                  --------        --------
     Diluted common shares outstanding                             226,490         233,406
                                                                  ========        ========

Earnings per share
     Basic                                                           $0.46           $0.42
     Diluted                                                         $0.46           $0.41


Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.


E.       Securities Gains and Securitization Losses

         Securities sales and a $500 million automobile loan securitization during the first quarter of 2000 netted gains of $14.6 million compared to securities gains of $2.3 million for the same period a year ago. Sales of a portion of Huntington's investment in S1 Corporation common stock generated gains of $32.2 million. Substantially offsetting these gains were net losses of $7.4 million related to the strategic sale of lower yielding securities and a $10.2 million loss recognized on the loan securitization. The low yielding securities sales and the securitization were completed as part of Huntington's balance sheet repositioning strategy to divest of lower yielding assets, reduce reliance on wholesale funding sources and mitigate the impact of future interest rate increases.


F.       Acquisition

         During February 2000, Huntington signed a definitive agreement to acquire Empire Banc Corporation, a $506 million one-bank holding company headquartered in Traverse City, Michigan. Huntington will issue its common stock at a ratio of 2.0355 shares for each outstanding share of Empire Banc common stock in a transaction that will be accounted for as a purchase. Approximately
6.5 million shares, all which were purchased on the open market in the first quarter 2000, will be reissued in connection with the transaction. The merger is expected to be completed by the end of the second quarter of 2000.

G.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement (as amended by Statement No. 137) establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

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


H.       Lines of Business

         Listed below is certain financial information regarding Huntington's 2000 and 1999 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.

---------------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED MARCH 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Private
INCOME STATEMENT                               Retail      Corporate       Dealer        Financial      Treasury/      Huntington
(in thousands of dollars)                     Banking       Banking         Sales          Group          Other       Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                    $129,992       $62,270        $46,959        $ 7,768        $(4,141)       $242,848
Provision for Loan Losses                       4,212         2,950          8,369            170             --          15,701
Non-Interest income                            67,378        15,764          3,236         14,742         24,574         125,694
Non-Interest expense                          136,972        27,608         12,709         13,720          9,097         200,106
Income Taxes/FTE Adjustment                    17,877        15,107          9,291          2,742          3,545          48,562
                                             --------       -------        -------        -------        -------        --------
Net income                                   $ 38,309       $32,369        $19,826        $ 5,878        $ 7,791        $104,173
                                             ========       =======        =======        =======        =======        ========

Depreciation and Amortization                $  9,766       $   585        $   324        $   246        $16,545        $ 27,466
                                             ========       =======        =======        =======        =======        ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  6,884       $ 6,854        $ 7,026        $   605        $ 7,584        $ 28,953
Average Deposits                             $ 16,520       $ 1,192        $    66        $   642        $ 1,371        $ 19,791
Capital Expenditures                         $      4       $    --        $    --        $    --        $    --        $      4

----------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Private
INCOME STATEMENT                              Retail       Corporate      Dealer       Financial      Treasury/    Huntington
(in thousands of dollars)                    Banking        Banking        Sales         Group         Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                    $136,903       $61,664       $44,860       $ 8,437       $10,161       $262,025
Provision for Loan Losses                      11,486         2,958        10,679           182            --         25,305
Non-Interest income                            66,693        13,780           426        13,840        15,133        109,872
Non-Interest expense                          137,448        28,327        12,055        11,615        12,661        202,106
Income Taxes/FTE Adjustment                    18,148        14,661         7,487         3,480         4,138         47,914
                                             --------       -------       -------       -------       -------       --------
Net income                                   $ 36,514       $29,498       $15,065       $ 7,000       $ 8,495       $ 96,572
                                             ========       =======       =======       =======       =======       ========

Depreciation and Amortization                $ 13,116       $   532       $   175       $   359       $15,390       $ 29,572
                                             ========       =======       =======       =======       =======       ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  7,566       $ 6,568       $ 5,851       $   605       $ 7,832       $ 28,422
Average Deposits                             $ 17,198       $   906       $    62       $   613       $   352       $ 19,131
Capital Expenditures                         $      5       $     1       $    --       $    --       $    12       $     18


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

--------------------------------------------------------------------------------
 FINANCIAL REVIEW




-----------------------------------------------------------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          MARCH 31,            December 31,            March 31,
 (in thousands of dollars)                                                  2000                  1999                   1999
---------------------------------------------------------------        ----------------      ----------------       ---------------
Commercial (unearned income $2,221; $2,550; $2,390)............           $ 6,452,675           $ 6,300,414          $ 6,150,490
Real Estate
    Construction...............................................             1,242,882             1,236,776              996,267
    Commercial.................................................             2,149,523             2,151,673            2,242,700
Consumer
    Loans (unearned income $5,305; $5,974; $7,714).............             6,373,627             6,793,295            6,812,242
    Leases (unearned income $450,198; $410,239; $291,256)......             2,856,468             2,741,735            2,103,439
    Residential Mortgage.......................................             1,455,864             1,444,544            1,426,455
                                                                          -----------           -----------          -----------

     TOTAL LOANS...............................................           $20,531,039           $20,668,437          $19,731,593
                                                                          ===========           ===========          ===========




-----------------------------------------------------------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------

                                                                          MARCH 31,            December 31,            March 31,
 (in thousands of dollars)                                                  2000                  1999                   1999
---------------------------------------------------------------        ----------------      ----------------       ---------------
Demand deposits
     Non-interest bearing......................................           $ 3,441,780           $ 3,418,100           $ 3,352,748
     Interest bearing..........................................             4,143,771             4,046,472             4,043,650
Savings deposits...............................................             3,748,170             3,793,423             3,924,658
Other domestic time deposits...................................             5,709,132             5,637,842             5,876,672
                                                                          -----------           -----------           -----------
     TOTAL CORE DEPOSITS.......................................            17,042,853            16,895,837            17,197,728
                                                                          -----------           -----------           -----------
Certificates of deposit of $100,000 or more....................             2,346,558             2,030,551             1,757,303
Foreign time deposits..........................................               389,953               866,215                91,870
                                                                          -----------           -----------           -----------

     TOTAL DEPOSITS............................................           $19,779,364           $19,792,603           $19,046,901
                                                                          ===========           ===========           ===========

--------------------------------------------------------------------------------
 Financial Review



---------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST INCOME
---------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------       PERCENT
 (in thousands of dollars)                                     2000             1999            CHANGE
--------------------------------------------------------    -----------      -----------      -----------
Service charges on deposit accounts ....................     $ 41,660         $ 35,776           16.4 %
Brokerage and insurance.................................       15,284           11,543           32.4
Trust services .........................................       12,863           13,434           (4.3)
Electronic banking fees.................................        9,849            8,038           22.5
Bank Owned Life Insurance income........................        9,186            9,390           (2.2)
Mortgage banking .......................................        8,515           15,958          (46.6)
Credit card fees........................................        1,793            5,342          (66.4)
Other...................................................       11,989            8,081           48.4
                                                             --------         --------
TOTAL NON-INTEREST INCOME BEFORE NET SECURITIES GAINS
   AND SECURITIZATION LOSSES............................      111,139          107,562            3.3
                                                             --------         --------
Securities gains and securitization losses, net.........       14,555            2,310            N.M
                                                             --------         --------

TOTAL NON-INTEREST INCOME ..............................     $125,694         $109,872           14.4 %
                                                             ========         ========




---------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST EXPENSE
---------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------       PERCENT
 (in thousands of dollars)                                     2000             1999            CHANGE
--------------------------------------------------------    -----------      -----------      -----------
 Personnel and related costs............................      $102,344         $107,254          (4.6)%
 Equipment .............................................        19,412           16,873          15.1
 Net occupancy .........................................        19,135           13,917          37.5
 Outside data processing and other services.............        15,002           15,392          (2.5)
 Amortization of intangible assets......................         9,196            9,328          (1.4)
 Marketing..............................................         7,993            6,496          23.0
 Telecommunications.....................................         6,749            7,064          (4.5)
 Printing and supplies..................................         4,617            4,756          (2.9)
 Legal and other professional services..................         4,500            4,744          (5.1)
 Franchise and other taxes..............................         2,438            4,387         (44.4)
 Other..................................................         8,720           11,895         (26.7)
                                                              --------         --------

 TOTAL NON-INTEREST EXPENSE ............................      $200,106         $202,106          (1.0)%
                                                              ========         ========



 N.M. - Not Meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Huntington is a multi-state financial holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Ohio, Michigan, Florida, West Virginia, Indiana, and Kentucky. Huntington has foreign offices in the Cayman Islands and Hong Kong.

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

         o the nature, extent and timing of governmental actions and reforms; and,

         o  extended disruption of vital infrastructure.

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the first quarter of 2000 should be read in conjunction with the financial statements, notes and other information contained herein.

OVERVIEW

         Huntington reported net income of $104.2 million for the first quarter of 2000 compared with $96.6 million for the same period last year. Diluted earnings per share grew 12% to $.46 compared to $.41 per share for the first three months of 1999. Return on average assets (ROA) improved to 1.45% from 1.38% a year ago while return on average equity (ROE) increased to 18.99%, versus 18.47% in the first quarter last year. Huntington's "cash basis" diluted earnings per share, which excludes the effect of goodwill amortization and amortization of other intangibles, reached $.49, compared with $.45 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, for the first quarter of 2000, were 1.58% and 29.01%, respectively. Huntington's efficiency ratio for the first quarter of 2000 was 53.93%.

         Total assets at March 31, 2000 were $28.4 billion reflecting $830 million of asset sales completed during the first quarter of 2000. These sales included a $500 million automobile loan securitization and the sale of approximately $330 million of lower-yielding securities from Huntington's investment portfolio. These transactions are part of Huntington's balance sheet repositioning strategy to divest of lower yielding assets, reduce reliance on wholesale funding sources and mitigate the impact of future interest rate increases. Proceeds from the sales were used to reduce wholesale borrowings. Excluding the impact of sales, average earning assets grew at an annualized rate of 6% from the fourth quarter of 1999. Average consumer loans grew at an annualized rate of 10%, led by automobile loans and leases and home equity loans at 9% and 21%, respectively. Commercial loans grew 10% on an annualized basis as well.

         Core deposits at period end of $17.0 billion were relatively flat compared to both a year ago and year-end 1999. Short-term borrowings decreased $545 million from December 31, 1999 as proceeds from the asset sales were used to reduce Huntington's reliance on wholesale funding. Long-term debt increased from year-end 1999 as Huntington issued $150 million in regulatory capital qualifying subordinated notes during the recent quarter through its bank subsidiary.

LINES OF BUSINESS

         Huntington views its operations as five distinct segments. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. The fifth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each line of business and a discussion of the business segment results, which can be found in Note H to the unaudited consolidated financial statements.

Retail Banking - Retail Banking provides products and services to retail and business banking customers. This business unit's products include home equity loans, first mortgage loans, installment loans, small business loans, deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, in-store branches, Direct Bank, and Web Bank.

         Retail Banking net income was $38.3 million reflecting the full impact of the fourth quarter 1999 sale of Huntington's credit card portfolio previously recorded in this business unit. Adjusting for the impact of the credit card sale, Retail Banking earnings increased 21% compared to the first quarter of 1999 despite a higher cost of core deposits. Despite softening in mortgage banking origination and the impact of the credit card sale, non-interest income grew 7% compared with the same period last year. The increases were driven by record retail investment sales, service charge income and electronic banking fees. Non-interest expense decreased from a year ago as expense controls continued to be favorable, offset somewhat this quarter by promotional expenses related to the introduction of new deposit products into the marketplace. The effect of the credit card sale and lower charge-offs in other loan categories drove the reduction in provision expense compared to a year ago. This segment contributed 37% of Huntington's net income and comprised 31% of the organization's loan portfolio.

Corporate Banking - Customers in this segment represent the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, asset based financing, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

         Corporate Banking grew 10% from the same period last year driven by a 14% increase in non-interest income. Continued strength was seen in fees related to cash management services and ancillary credit products. This segment contributed 31% of Huntington's net income and comprised 33% of the organization's loan portfolio.

Dealer Sales - Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. Indirect consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased by individuals through dealerships.

         Net income was $19.8 million for the first quarter of 2000 compared to $15.1 million for last year's first quarter. Strong loan and lease originations drove net interest income higher. Additionally, the first quarter auto loan securitization provided provision benefit in the quarter. This business line constituted 19% of Huntington's net income for the quarter and 32% of its outstanding loans at the end of the period.

Private Financial Group - Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth banking customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, insurance, and deposit and loan products and services. PFG provides customers with "one-stop shopping" for all their financial needs.

         Private Financial Group net income for the first quarter was $5.9 million compared to $7.0 million for the same period a year ago. This decline was due to higher interest cost on deposits and volume-related compensation expenses while non-interest income grew primarily through brokerage services revenue. This segment represented 6% of Huntington's total net income and 3% of total loans.

Treasury/Other - Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $4.5 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Costs associated with intangibles that have not been allocated to the major business lines are also included in Other.

         This segment had net income of $7.8 million compared to $8.5 million in the first quarter of 1999. The decline is related to lower net interest income as wholesale funding continued to become more costly. Balancing out this trend was a significant increase in non-interest income driven by securities gains of $32.2 million related to the sale of a portion of Huntington's investment in S1 Corporation common stock, offset by the loss realized from the sale of lower-yielding investment securities of $7.4 million and the $10.2 million loss on the automobile loan securitization.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income of $240.7 million for the quarter reflects a full quarter decline in revenue related to Huntington's credit card portfolio, which was sold in the fourth quarter of 1999. Adjusting for the impact of this sale, net interest income declined $9.8 million or 4% from the same period last year. This decline relates to the effect of asset sales and a higher level of wholesale funding used to fund Huntington's asset growth. Recent Federal Reserve interest rate increases have significantly affected Huntington's funding costs, which increased 58 basis points compared with the same period last year resulting in spread compression between earning assets and interest bearing liabilities. The asset sales are part of Huntington's previously mentioned balance sheet repositioning strategy that, in addition to certain first quarter off-balance sheet transactions described in the INTEREST RATE RISK MANAGEMENT section of this report, mitigate Huntington's exposure to future interest rate increases. Huntington's net interest margin fell to 3.78% in the first three months of 2000 compared to 4.03% (adjusted for the impact of the credit card sale) in the first quarter of

1999. As previously mentioned, Huntington has taken steps to reposition its balance sheet to reduce its reliance on wholesale funding and lower its sensitivity to future interest rate increases.

PROVISION FOR LOAN LOSSES

         The provision for loan losses is the charge to pre-tax earnings that management estimates to be necessary to maintain the allowance for loan losses at a level adequate to absorb inherent losses in the loan and lease portfolios. The provision for loan losses was $15.7 million in the first quarter of 2000, essentially covering the net charge-offs for the quarter. This represents a decline from the same period last year as Huntington's overall charge-offs declined reflecting the benefit from the sale of the credit card portfolio and the impact of the first quarter $500 million automobile loan securitization. Annualized net charge-offs, as a percentage of average total loans were .35% for the recent three months, declining significantly from .52% one year ago. Improvement in net charge-offs, adjusted for the impact of the credit card sale, was 8 basis points, seen across all loan categories.

NON-INTEREST INCOME

         Non-interest income, excluding net securities gains and securitization losses, was $111.1 million for the first quarter of 2000, compared with $107.6 million for the first three months of 1999. Adjusting for the credit card sale, non-interest income grew 8% from the same period last year. Service charges were $41.7 million representing a 16.4% increase from last year's first quarter. Huntington's strategic investments in technology continue to benefit earnings as electronic banking fees improved 23% to $9.8 million compared to the first quarter of 1999. In addition, momentum in investment product and insurance sales continued during first quarter as Huntington achieved a record level of quarterly brokerage and insurance income of $15.3 million, up 32% from the first three months of 1999. Quarterly mortgage banking income, on the other hand, declined $7.4 million from 1999 because of a decrease in loan refinancing combined with a strategic reduction in the mortgage servicing portfolio as Huntington continues to focus on core businesses.

         Securities sales and the loan securitization during the first quarter of 2000 netted gains of $14.6 million compared to securities gains of $2.3 million for the same period a year ago. Sales of a portion of Huntington's investment in S1 Corporation common stock generated gains of $32.2 million. Substantially offsetting these gains were net losses of $7.4 million related to the strategic sale of lower yielding securities and a $10.2 million loss recognized on the loan securitization.

NON-INTEREST EXPENSE

         Non-interest expense for the first quarter of 2000 was $200.1 million, versus $202.1 million one year ago representing the lowest level of expense since the first quarter of 1998. Expense levels for personnel and related costs, outside services, printing and supplies, telecommunications and legal and other professional services continue to benefit from the corporate-wide restructuring plan implemented in 1999 to improve operating efficiencies. Increased occupancy and equipment expense reflect technology improvements, banking office improvements and expansion, particularly in Florida, and the impact of the new operations center in Columbus.


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

         At March 31, 2000, the results of Huntington's sensitivity analysis indicated that net interest income would be expected to decrease by approximately 1.0% if rates rose 100 basis points and would drop an estimated 2.2% in the event of a 200 basis point increase. If rates declined 100 and 200 basis points, Huntington would benefit 0.9% and 1.8%, respectively. Huntington's recent analysis shows a significant reduction in sensitivity to rising interest rates compared to year-end 1999. This reflects the impact of the first quarter sale/securitization of fixed-rate assets and related reduction in wholesale borrowings. In addition, Huntington entered into derivative contacts with a total notional amount of $2.7 billion, consisting of pay-fixed interest rate swap contracts and purchased interest rate caps, which also reduced the company's sensitivity to rising rates.

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

         The following table illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at March 31, 2000.



                                                                      Average                           Average Rate
                                                   Notional          Maturity        Market       -----------------------
(Dollars in millions)                                Value            (years)        Value        Receive           Pay
-------------------------------------------        --------          --------        ------       -------         -------
ASSET CONVERSION SWAPS
Receive fixed                                        $1,545             2.7          $(39.1)        6.06%           6.11%
Pay fixed                                               200             1.4             1.7         6.14%           6.31%
                                                     ------                          ------
TOTAL ASSET CONVERSION SWAPS                         $1,745             2.6          $(37.4)        6.06%           6.13%
                                                     ======                          ======

LIABILITY CONVERSION SWAPS
Receive fixed                                        $1,730             4.0          $(42.7)        6.35%           6.18%
Pay fixed                                             2,800             1.2             7.6         6.12%           6.61%
                                                     ------                          ------
TOTAL LIABILITY CONVERSION
   SWAPS                                             $4,530             2.3          $(35.1)        6.21%           6.44%
                                                     ======                          ======

BASIS PROTECTION SWAPS                               $1,100             0.5          $ --           6.07%           6.12%
                                                     ======                          ======


         As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. With respect to the variable rate information presented in the table above, management made no assumptions regarding future changes in interest rates.

         The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps with notional values of $485 million have embedded written LIBOR-based call options. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates.

         The contractual amount of interest payments to be exchanged is based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At March 31, 2000, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $52.8 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $978 million at March 31, 2000. The credit exposure from these contracts is not material. Furthermore, these separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

         Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Generally, commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge off may be delayed in circumstances when collateral is repossessed and anticipated to sell at a future date.

         Total non-performing assets were $92.2 million at March 31, 2000, down $2.5 million from last year. As of the same dates, non-performing loans represented .38% and .39% of total loans, while non-performing assets as a percent of total loans and other real estate were .45% and .48%, respectively. Loans past due ninety days or more but continuing to accrue interest were $60.2 million at March 31, 2000, up from $51.0 million one year ago.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of possible losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 19% at the recent quarter end versus 11% one year ago. This increase is due primarily to the sale of Huntington's credit card portfolio in the fourth quarter of 1999.

         The ALL reserve ratio was 1.45% at the recent quarter end compared with 1.48% at the end of last year's first quarter. As of March 31, 2000, the ALL covered non-performing loans approximately 3.8 times and when combined with the allowance for other real estate owned, was 316% of total nonperforming assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's ratio of average equity to average assets was 7.62% in the recent quarter, up from 7.46% in the same three months of last year.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps and loan commitments. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.22%, total risk-based capital ratio was 10.89%, and the leverage ratio was 6.45%, each of which improved from the same period-end a year ago and each which exceeds the well-capitalized requirements. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the first quarter of 2000, Huntington repurchased approximately
6.9 million shares of its common stock through open market and privately negotiated transactions. Huntington expects to reissue approximately 6.5 million shares in connection with the purchase acquisition of Empire Banc Corporation by the end of the second quarter of 2000. The 16.5 million-share authorization approved by the Board of Directors in the third quarter of 1998 is still in process of completion. As of March 31, 2000, approximately 5 million shares remained under the authorization. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes.

PENDING ACQUISITION

         During the first quarter of 2000, Huntington signed a definitive agreement to acquire Empire Banc Corporation, a $506 million one-bank holding company headquartered in Traverse City, Michigan. Huntington will issue its common stock at a ratio of 2.0355 shares for each outstanding share of Empire Banc common stock in a transaction that will be accounted for as a purchase. Approximately 6.5 million shares, all of which were purchased on the open market in the first quarter of 2000, will be reissued in connection with this transaction. Huntington expects to complete the merger by the end of the second quarter of 2000.





ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period as well as changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1999 are found on pages 16 through 18.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)



FOR THE THREE MONTHS ENDED MARCH 31,                            2000              1999           % Change
-------------------------------------------------------      ----------         ---------       -----------
NET INCOME.............................................       $104,173          $ 96,572            7.9 %

PER COMMON SHARE AMOUNTS(1)
     Net income
          Basic.........................................         $0.46             $0.42            9.5
          Diluted.......................................         $0.46             $0.41           12.2

     Cash dividends declared............................         $0.20             $0.18           11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(1)............       226,490           233,406           (3.0)


KEY RATIOS
Return on:
     Average total assets...............................          1.45%             1.38%           5.1
     Average shareholders' equity.......................         18.99%            18.47%           2.8

Efficiency ratio........................................         53.93%            52.16%           3.4

Average equity/average assets...........................          7.62%             7.46%           2.1
Net interest margin.....................................          3.78%             4.18%          (9.6)


TANGIBLE OR "CASH BASIS" RATIOS(2)
Net Income Per Common Share -- Diluted(1)...............          $0.49             $0.45            8.9

Return on:
     Average total assets...............................          1.58%             1.52%           3.9
     Average shareholders' equity.......................         29.01%            29.58%          (1.9)

(1)   Adjusted for stock dividends and stock splits, as applicable.

(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

--------------------------------------------------------------------------------
FINANCIAL REVIEW



SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 2000 AND DECEMBER 31, 1999

----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                   MARCH 31, 2000                          December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                    AMORTIZED                                  Amortized
                                                      COST              FAIR VALUE                Cost            Fair Value
----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year..........................       $      800           $      800            $      801          $      801
     1-5 years.............................           51,405               49,249                51,371              49,328
     6-10 years............................          477,187              453,043               476,055             446,512
     Over 10 years.........................              413                  423                    --                  --
                                                  ----------           ----------            ----------          ----------
        Total..............................          529,805              503,515               528,227             496,641
                                                  ----------           ----------            ----------          ----------
Federal agencies
     Mortgage-backed securities
     1-5 years.............................                3                    3                     4                   4
     6-10 years............................           26,175               25,379                27,360              26,992
     Over 10 years.........................        1,610,049            1,534,103             1,638,047           1,574,336
                                                  ----------           ----------            ----------          ----------
        Total..............................        1,636,227            1,559,485             1,665,411           1,601,332
                                                  ----------           ----------            ----------          ----------
     Other agencies
     1-5 years.............................          789,003              754,799               789,008             760,251
     6-10 years............................          497,781              465,048               498,790             469,696
     Over 10 years.........................          853,695              818,661               868,124             837,422
                                                  ----------           ----------            ----------          ----------
        Total..............................        2,140,479            2,038,508             2,155,922           2,067,369
                                                  ----------           ----------            ----------          ----------
Other
     Under 1 year..........................           19,610               19,560                20,805              20,832
     1-5 years.............................           79,329               79,575               253,363             251,862
     6-10 years............................           83,071               80,802               130,486             125,951
     Over 10 years.........................          137,610              128,001               251,333             239,975
     Marketable equity securities..........           10,254               86,427                10,524              66,241
                                                  ----------           ----------            ----------          ----------
        Total..............................          329,874              394,365               666,511             704,861
                                                  ----------           ----------            ----------          ----------
Total Securities Available for Sale........       $4,636,385           $4,495,873            $5,016,071          $4,870,203
                                                  ==========           ==========            ==========          ==========

--------------------------------------------------------------------------------
Financial Review


------------------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------------------

                                                                 2000                                1999
                                                               --------      -------------------------------------------------------
(in thousands of dollars)                                        I Q           IV Q           III Q          II Q            I Q
--------------------------------------------------------       --------      ----------     ---------      ---------      ----------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD..........       $299,309       $295,612       $293,274       $291,066       $290,948
Loan losses.............................................        (25,607)       (24,855)       (27,782)       (27,123)       (32,531)
Recoveries of loans previously charged off..............          7,340          8,512          8,044          8,305          7,344
Provision for loan losses...............................         15,701         20,040         22,076         21,026         25,305
                                                               --------       --------       --------       --------       --------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD.................       $296,743       $299,309       $295,612       $293,274       $291,066
                                                               ========       ========       ========       ========       ========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized...........................           0.35%          0.32%          0.39%          0.38%          0.52%
  Provision for loan losses--annualized.................           0.30%          0.39%          0.43%          0.42%          0.52%
Allowance for loan losses as a % of total loans.........           1.45%          1.45%          1.48%          1.46%          1.48%
Net loan loss coverage(1)...............................           9.10X         11.12x          9.01x          9.37x          6.64x


(1) Income before taxes and the provision for loan losses to net loan losses.




------------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
------------------------------------------------------------------------------------------------------------------------------------

                                                                 2000                                1999
                                                               --------      -------------------------------------------------------
(in thousands of dollars)                                        I Q           IV Q           III Q          II Q            I Q
--------------------------------------------------------       --------      ----------     ---------      ---------      ----------
Non-accrual loans:
   Commercial...........................................       $44,404        $42,958        $41,374        $37,840        $37,594
   Real Estate
      Construction......................................         7,696         10,785          6,154          7,877          7,540
      Commercial........................................        13,991         16,131         15,751         13,028         14,133
   Residential Mortgage.................................        10,892         11,866         13,094         15,192         14,849
                                                               -------        -------        -------        -------        -------
         Total Nonaccrual Loans.........................        76,983         81,740         76,373         73,937         74,116
Renegotiated loans......................................         1,324          1,330          1,877          2,827          2,764
                                                               -------        -------        -------        -------        -------

TOTAL NON-PERFORMING LOANS..............................        78,307         83,070         78,250         76,764         76,880
Other real estate, net..................................        13,904         15,171         15,072         16,839         17,853
                                                               -------        -------        -------        -------        -------

TOTAL NON-PERFORMING ASSETS.............................       $92,211        $98,241        $93,322        $93,603        $94,733
                                                               =======        =======        =======        =======        =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS......................................          0.38%          0.40%          0.39%          0.38%          0.39%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE................          0.45%          0.47%          0.47%          0.46%          0.48%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS..................................        378.95%        360.31%        377.78%        382.05%        378.60%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS................        316.30%        299.85%        315.82%        311.32%        305.33%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE.................       $60,156        $61,287        $64,788        $54,305        $51,039
                                                               =======        =======        =======        =======        =======

--------------------------------------------------------------------------------
Consolidated Average Balances and Interest Rates (Quarterly Data)

Fully Tax Equivalent Basis(1)             1ST QUARTER 2000    4th Quarter 1999
                                        -------------------  -------------------
                                        AVERAGE      YIELD/  Average      Yield/
(in millions of dollars)                BALANCE       RATE   Balance       Rate
------------------------------------    -----------  ------  --------    -------
ASSETS
Interest bearing deposits in banks..    $     6      3.69 %  $    13      3.94 %
Trading account securities..........         14      6.26         14      6.35
Federal funds sold and securities
       purchased under resale
       agreements...................         23      6.11         31      6.10
Loans held for sale.................        109      7.59        135      7.45
Securities:
      Taxable.......................      4,515      6.14      4,854      6.15
      Tax exempt....................        282      7.68        288      7.73
                                        -------              -------
           Total Securities.........      4,797      6.23      5,142      6.23
                                        -------              -------
Loans:
     Commercial.....................      6,345      8.31      6,194      8.06
     Real Estate
          Construction..............      1,238      8.38      1,182      8.19
          Commercial................      2,156      8.35      2,185      8.18
     Consumer
           Loans....................      6,837      8.29      6,876      8.27
           Leases...................      2,773      6.65      2,633      6.55
           Residential Mortgage.....      1,449      7.54      1,443      7.45
                                        -------              -------
           Total Consumer...........     11,059      7.78     10,952      7.75
                                        -------              -------
Total Loans.........................     20,798      8.04     20,513      7.91
                                        -------              -------
Allowance for loan losses...........        306                  309
                                        -------              -------
Net loans (2).......................     20,492      8.52     20,204      8.43
                                        -------              -------
Total earning assets................     25,747      8.08 %   25,848      7.98 %
                                        -------              -------
Cash and due from banks.............      1,058                1,024
All other assets....................      2,454                2,434
                                        -------              -------
TOTAL ASSETS........................    $28,953              $28,997
                                        =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits..    $ 3,466              $ 3,460
     Interest bearing demand
        deposits....................      4,053      2.97 %    4,077      2.76 %
     Savings deposits...............      3,645      3.80      3,768      3.61
     Other domestic time deposits...      5,720      5.37      5,708      5.16
                                        -------              -------
          Total core deposits.......     16,884      4.22     17,013      4.01
                                        -------              -------
Certificates of deposit of $100,000
   or more..........................      2,258      5.83      1,893      5.60
Foreign time deposits...............        649      5.65        517      5.40
                                        -------              -------
     Total deposits.................     19,791      4.50     19,423      4.24
                                        -------              -------
Short-term borrowings...............      1,954      5.10      2,226      4.74
Medium-term notes...................      3,283      6.18      3,347      5.88
Subordinated notes and other long-
   term debt, including preferred
   capital securities...............      1,004      6.82      1,000      6.51
                                        -------              -------
     Total interest bearing
        liabilities.................     22,566      4.90 %   22,536      4.64 %
                                        -------              -------
All other liabilities...............        715                  893
Shareholders' equity................      2,206                2,108
                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY..............................    $28,953              $28,997
                                        =======              =======

Net interest rate spread............                 3.18 %               3.34 %
Impact of non-interest bearing
   funds on margin..................                 0.60 %               0.60 %
NET INTEREST MARGIN.................                 3.78 %               3.94 %
--------------------------------------------------------------------------------

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

--------------------------------------------------------------------------------
Consolidated Average Balances and Interest Rates (Quarterly Data)

     3rd Quarter 1999          2nd Quarter 1999           1st Quarter 1999
  ----------------------     --------------------       ---------------------
   Average       Yield/       Average     Yield/          Average     Yield/
   Balance        Rate        Balance      Rate           Balance      Rate
  ----------   ---------     ---------  ---------       ---------   ---------


    $     8      3.64 %        $     8     3.75 %         $     8     4.93 %
          7      5.64               15     5.41                18     5.20
         20      5.39               19     4.86                18     5.64
        169      7.27              269     6.96               359     6.75

      4,846      6.14            4,914     5.99             4,926     6.05
        295      7.76              303     7.90               304     8.17
    -------                    -------                    -------
      5,141      6.24            5,217     6.10             5,230     6.17
    -------                    -------                    -------

      6,066      7.90            6,182     7.73             6,067     7.90

      1,103      8.13            1,012     7.92               957     8.14
      2,215      8.14            2,306     8.15             2,236     8.21

      7,093      8.29            6,907     8.25             6,873     8.38
      2,365      6.75            2,175     6.72             2,015     6.94
      1,421      7.47            1,420     7.54             1,415     7.58
    -------                    -------                    -------
     10,879      7.85           10,502     7.84            10,303     7.99
    -------                    -------                    -------
     20,263      7.91           20,002     7.84            19,563     7.99
    -------                    -------                    -------
        301                        297                        299
    -------                    -------                    -------
     19,962      8.54           19,705     8.35            19,264     8.49
    -------                    -------                    -------
     25,608      8.07 %         25,530     7.87 %          25,196     7.98 %
    -------                    -------                    -------
      1,026                      1,044                      1,064
      2,468                      2,454                      2,461
    -------                    -------                    -------
    $28,801                    $28,731                    $28,422
    =======                    =======                    =======


    $ 3,509                    $ 3,511                    $ 3,505
      4,139      2.66 %          4,109     2.50 %           4,061     2.46 %
      3,792      3.43            3,769     3.25             3,627     3.17
      5,631      5.04            5,715     5.07             6,047     5.27
    -------                    -------                    -------
     17,071      3.86           17,104     3.79            17,240     3.88
    -------                    -------                    -------
      1,663      5.12            1,662     5.08             1,730     5.35
        465      5.17              307     4.82               161     4.80
    -------                    -------                    -------
     19,199      4.03           19,073     3.95            19,131     4.06
    -------                    -------                    -------
      2,331      4.54            2,793     4.38             2,853     4.33
      3,415      5.44            3,047     5.19             2,666     5.29

      1,001      6.03            1,004     5.70             1,007     5.81
    -------                    -------                    -------
     22,437      4.39 %         22,406     4.25 %          22,152     4.32 %
    -------                    -------                    -------
        658                        653                        644
      2,197                      2,161                      2,121
    -------                    -------                    -------
    $28,801                    $28,731                    $28,422
    =======                    =======                    =======

                 3.68 %                    3.62 %                     3.66 %
                 0.54 %                    0.52 %                     0.52 %
                 4.22 %                    4.14 %                     4.18 %

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


                                                             2000                                   1999
                                                          -----------    ---------------------------------------------------------
(in thousands of dollars, except per share amounts)           I Q           IV Q           III Q            II Q           I Q
------------------------------------------------------    -----------    -----------    -----------      -----------    ----------
TOTAL INTEREST INCOME.................................     $515,557       $515,516      $ 516,294         $498,500      $495,692
TOTAL INTEREST EXPENSE................................      274,866        262,854        247,863          237,352       236,171
                                                           --------       --------      ---------         --------      --------
NET INTEREST INCOME...................................      240,691        252,662        268,431          261,148       259,521
Provision for loan losses.............................       15,701         20,040         22,076           21,026        25,305
                                                           --------       --------      ---------         --------      --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES...........................      224,990        232,622        246,355          240,122       234,216
                                                           --------       --------      ---------         --------      --------
Service charges on deposit accounts ..................       41,660         42,774         41,700           36,065        35,776
Brokerage and insurance income........................       15,284         13,373         14,620           12,540        11,543
Trust services .......................................       12,863         12,828         12,625           13,143        13,434
Electronic banking fees...............................        9,849         10,082          9,771            9,410         8,038
Bank Owned Life Insurance income......................        9,186          9,390          9,390            9,390         9,390
Mortgage banking .....................................        8,515          9,426         14,282           17,224        15,958
Credit card fees......................................        1,793          5,091          6,626            6,255         5,342
Other.................................................       11,989         11,374          6,103           11,029         8,081
                                                           --------       --------      ---------         --------      --------
 TOTAL NON-INTEREST INCOME BEFORE NET SECURITIES
    GAINS AND SECURITIZATION LOSSES...................      111,139        114,338        115,117          115,056       107,562
                                                           --------       --------      ---------         --------      --------
Securities gains and securitization losses, net.......       14,555          7,905            537            2,220         2,310
Gains on sale of credit card portfolios...............         --          108,530          --               --             --
                                                           --------       --------      ---------         --------      --------
TOTAL NON-INTEREST INCOME ............................      125,694        230,773        115,654          117,276       109,872
                                                           --------       --------      ---------         --------      --------
Personnel and related costs...........................      102,344        100,654        104,730          107,263       107,254
Equipment ............................................       19,412         18,161         16,059           15,573        16,873
Net occupancy ........................................       19,135         17,890         16,799           13,563        13,917
Outside data processing and other services............       15,002         15,642         15,929           15,923        15,392
Amortization of intangible assets.....................        9,196          9,307          9,326            9,336         9,328
Marketing.............................................        7,993          9,642          9,049            7,319         6,496
Telecommunications....................................        6,749          7,108          7,412            6,935         7,064
Printing and supplies.................................        4,617          5,483          5,254            4,734         4,756
Legal and other professional services.................        4,500          5,868          4,754            5,803         4,744
Franchise and other taxes.............................        2,438          2,708          3,598            3,981         4,387
Other.................................................        8,720         12,432         13,279           11,708        11,895
                                                           --------       --------      ---------         --------      --------
TOTAL NON-INTEREST EXPENSE BEFORE OTHER
   NON-RECURRING EXPENSES ............................      200,106        204,895        206,189          202,138       202,106
                                                           --------       --------      ---------         --------      --------
Other non-recurring expenses..........................         --           96,791           --               --           --
                                                           --------       --------      ---------         --------      --------
TOTAL NON-INTEREST EXPENSE............................      200,106        301,686        206,189          202,138       202,106
                                                           --------       --------      ---------         --------      --------
INCOME BEFORE INCOME TAXES ...........................      150,578        161,709        155,820          155,260       141,982
Provision for income taxes ...........................       46,405         46,769         50,233           50,285        45,410
                                                           --------       --------      ---------         --------      --------

NET INCOME ...........................................     $104,173       $114,940      $ 105,587         $104,975      $ 96,572
                                                           ========       ========      =========         ========      ========

PER COMMON SHARE(1)
 Net income
     Diluted..........................................        $0.46          $0.50          $0.46            $0.45         $0.41
     Diluted - Cash Basis.............................        $0.49          $0.53          $0.49            $0.48         $0.45
 Cash Dividends Declared..............................        $0.20          $0.20          $0.20            $0.18         $0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ..................................     $240,691       $252,662      $ 268,431         $261,148      $259,521
Tax Equivalent Adjustment(2) .........................        2,157          2,249          2,280            2,390         2,504
                                                           --------       --------      ---------         --------      --------
Tax Equivalent Net Interest Income ...................     $242,848       $254,911      $ 270,711         $263,538      $262,025
                                                           ========       ========      =========         ========      ========

(1) Adjusted for stock dividends and stock splits, as applicable.

(2) Calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND REGULATORY CAPITAL DATA



--------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY(1)
--------------------------------------------------------------------------------


                                                  2000                              1999
                                                ----------    --------------------------------------------------
                                                   I Q          IV Q         III Q         II Q          I Q
                                                ----------    ----------    ---------    ----------    ---------
High....................................          $24         $30 3/4       $33 7/8       $34          $30 7/16
Low.....................................           17 3/4      21 7/16       24 11/16      27 11/16     27 3/16
Close...................................           22 3/8      23 7/8        26 9/16       31 13/16     28 1/8
Cash dividends declared.................          $0.20       $0.20         $0.20         $0.18        $0.18


Note: Stock price quotations were obtained from Nasdaq.


--------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------

                                                        2000                              1999
MARGIN ANALYSIS - AS A %                             ----------    --------------------------------------------------
OF AVERAGE EARNING ASSETS(2)                             I Q          IV Q         III Q         II Q          I Q
-----------------------------------------------      ----------    ----------    ---------    ----------    ---------
Interest Income................................         8.08%         7.98%        8.07%         7.87%        7.98%
Interest Expense...............................         4.30%         4.04%        3.85%         3.73%        3.80%
                                                        -----         -----        -----         -----        -----
     Net Interest Margin.......................         3.78%         3.94%        4.22%         4.14%        4.18%
                                                        =====         =====        =====         =====        =====

RETURN ON
-----------------------------------------------
Average total assets...........................         1.45%         1.57%        1.45%         1.47%        1.38%
Average total assets - cash basis..............         1.58%         1.71%        1.59%         1.61%        1.52%

Average shareholders' equity...................        18.99%        21.64%       19.07%        19.48%       18.47%
Average shareholders' equity - cash basis......        29.01%        33.69%       29.54%        30.61%       29.58%


Efficiency Ratio...............................        53.93%        52.97%       51.02%        50.93%       52.16%


--------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
--------------------------------------------------------------------------------

                                                      2000                              1999
                                                    ----------    --------------------------------------------------
(in millions of dollars)                               I Q          IV Q         III Q         II Q          I Q
----------------------------------------------      ----------    ----------    ---------    ----------    ---------
Total Risk-Adjusted Assets....................       $25,251       $25,298      $25,309       $24,829      $24,345

Tier 1 Risk-Based Capital Ratio...............          7.23%         7.52%        7.32%         7.29%        7.20%
Total Risk-Based Capital Ratio................         10.90%        10.72%       10.62%        10.65%       10.70%
Tier 1 Leverage Ratio.........................          6.45%         6.72%        6.58%         6.45%        6.32%

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

Item 2. Changes in securities and use of proceeds

                  (c)      Unregistered shares

                           In conjunction with Deferred Compensation Agreements associated with the January 6, 1998, acquisition by Huntington of Pollock and Pollock, an insurance agency headquartered in Cleveland, Ohio ("Pollock"), Huntington issued 28,531 unregistered shares of Huntington common stock, without par value, to five shareholders of Pollock and Pollock on February 22, 2000. This is in addition to the shares of common stock previously issued to these shareholders in prior periods in connection with the acquisition. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

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

                                    ( ii ) Amended and Restated Bylaws --
                                    previously filed as Exhibit 3(ii) to
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1999, and
                                    incorporated herein by reference.

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


                           27.      Financial Data Schedule

                           99.      Earnings to Fixed Charges

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated January 13, 2000, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 1999.

                           2. A report on Form 8-K, dated March 3, 2000, was filed under report item numbers 5 and 7, involving the announcement that Judith D. Fisher, Vice Chairman, elected to leave Huntington.

                           3. A report on Form 8-K, dated March 13, 2000, was filed under report item number 5, concerning Huntington's election to become a financial holding company under the provisions of Title I of the Gramm-Leach-Bliley Act.

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



                                          Huntington Bancshares Incorporated
                                          ----------------------------------
                                                    (Registrant)




Date:    May 12, 2000                     /s/ Richard A. Cheap
                                          --------------------
                                          Richard A. Cheap
                                          General Counsel and Secretary




Date:    May 12, 2000                     /s/ Anne W. Creek
                                          -----------------
                                          Anne W. Creek
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)