Form 10-Q
period 2000-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2000-08-11
CIK 49196

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED June 30, 2000


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


 Yes   X                No
     =====                -----



There were 251,330,858 shares of Registrant's without par value common stock outstanding on July 31, 2000.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets -
               June 30, 2000 and 1999 and December 31, 1999                                        3

               Consolidated Statements of Income -
               For the six months ended June 30, 2000 and 1999                                     4

               Consolidated Statements of Changes in Shareholders' Equity -
               For the six months ended June 30, 2000 and 1999                                     5

               Consolidated Statements of Cash Flows -
               For the six months ended June 30, 2000 and 1999                                     6

               Notes to Unaudited Consolidated Financial Statements                                7

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                       14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                              22


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                     30

Item 6.   Exhibits and Reports on Form 8-K                                                        30-31

 PART I.  FINANCIAL INFORMATION
 1. FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,        December 31,         June 30,
 (in thousands of dollars)                                       2000              1999               1999
--------------------------------------------------------      -----------       -----------       -----------

ASSETS
Cash and due from banks ................................      $  1,139,025       $  1,208,004       $    996,065
Interest bearing deposits in banks .....................             4,976              6,558              7,978
Trading account securities .............................            24,310              7,975             12,058
Federal funds sold and securities
     purchased under resale agreements .................           137,203             20,877             10,233
Mortgages held for sale ................................           100,900            141,723            236,260
Securities available for sale - at fair value ..........         4,357,699          4,870,203          4,573,160
Investment securities - fair value $17,254; $18,662;
     and $21,350, respectively .........................            17,609             18,765             21,307
Total loans (1) ........................................        20,522,443         20,668,437         20,152,698
     Less allowance for loan losses ....................           296,891            299,309            293,274
                                                              ------------       ------------       ------------
Net loans ..............................................        20,225,552         20,369,128         19,859,424
                                                              ------------       ------------       ------------
Bank owned life insurance ..............................           784,070            765,399            746,618
Premises and equipment .................................           439,007            438,871            443,485
Customers' acceptance liability ........................            13,532             17,167             14,948
Accrued income and other assets ........................         1,340,480          1,172,283          1,239,544
                                                              ------------       ------------       ------------

TOTAL ASSETS ...........................................      $ 28,584,363       $ 29,036,953       $ 28,161,080
                                                              ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Total deposits (1) .....................................      $ 19,758,934       $ 19,792,603       $ 18,933,161
Short-term borrowings ..................................         1,720,611          2,121,989          2,275,980
Bank acceptances outstanding ...........................            13,532             17,167             14,948
Medium-term notes ......................................         2,939,150          3,254,150          3,199,900
Subordinated notes and other long-term debt ............           870,756            697,677            700,518
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company            300,000            300,000            300,000
Accrued expenses and other liabilities .................           714,726            671,011            590,371
                                                              ------------       ------------       ------------
     Total Liabilities .................................        26,317,709         26,854,597         26,014,878
                                                              ------------       ------------       ------------

Shareholders' equity

     Preferred stock - authorized 6,617,808 shares;
          none outstanding .............................                --                 --                 --
     Common stock - without par value; authorized
          500,000,000 shares; issued 233,844,820,
          233,844,820, and 212,596,344 shares,
          respectively; outstanding 228,502,954,
          228,888,221, and 209,710,432 shares,
          respectively .................................         2,253,224          2,284,956          2,134,033
     Treasury stock ....................................          (122,245)          (137,268)           (85,202)
     Accumulated other comprehensive income ............          (105,987)           (94,093)           (55,564)
     Retained earnings .................................           241,662            128,761            152,935
                                                              ------------       ------------       ------------
     Total Shareholders' Equity ........................         2,266,654          2,182,356          2,146,202
                                                              ------------       ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............      $ 28,584,363       $ 29,036,953       $ 28,161,080
                                                              ============       ============       ============

(1) See page 12 for detail on total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF INCOME


                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         -----------------------      ------------------------
 (in thousands of dollars, except per share amounts)       2000           1999           2000           1999
------------------------------------------------------   --------       --------      ----------      --------
Interest and fee income
     Loans ........................................      $448,597       $415,451      $  888,243      $825,632
     Securities ...................................        66,891         77,879         140,042       156,731
     Other ........................................         4,008          5,170           6,768        11,829
                                                         --------       --------      ----------      --------
               TOTAL INTEREST INCOME ..............       519,496        498,500       1,035,053       994,192
                                                         --------       --------      ----------      --------
Interest expense
     Deposits .....................................       192,213        153,168         374,862       309,473
     Short-term borrowings ........................        25,216         30,528          49,980        61,003
     Medium-term notes ............................        48,839         39,353          99,197        74,107
     Subordinated notes and other long-term debt ..        20,422         14,303          37,517        28,940
                                                         --------       --------      ----------      --------
               TOTAL INTEREST EXPENSE .............       286,690        237,352         561,556       473,523
                                                         --------       --------      ----------      --------

               NET INTEREST INCOME ................       232,806        261,148         473,497       520,669
Provision for loan losses .........................        15,834         21,026          31,535        46,331
                                                         --------       --------      ----------      --------
               NET INTEREST INCOME

                    AFTER PROVISION FOR LOAN LOSSES       216,972        240,122         441,962       474,338
                                                         --------       --------      ----------      --------

Total non-interest income (1) .....................       115,664        117,276         241,358       227,148
Total non-interest expense (1) ....................       198,076        202,138         398,182       404,244
                                                         --------       --------      ----------      --------

               INCOME BEFORE INCOME TAXES .........       134,560        155,260         285,138       297,242
Provision for income taxes ........................        37,039         50,285          83,444        95,695
                                                         --------       --------      ----------      --------

               NET INCOME .........................      $ 97,521       $104,975      $  201,694      $201,547
                                                         ========       ========      ==========      ========


  PER COMMON SHARE (2)

     Net income

          Basic ...................................      $   0.40       $   0.41      $     0.82      $   0.79
          Diluted .................................      $   0.40       $   0.41      $     0.82      $   0.79

     Cash dividends declared ......................      $   0.18       $   0.16      $     0.36      $   0.32

  AVERAGE COMMON SHARES (2)

          Basic ...................................   244,834,775    254,073,478     246,404,512   254,339,195
          Diluted .................................   245,651,908    256,469,450     247,431,449   256,606,398

(1)  See page 13 for detail of non-interest income and non-interest expense.
(2)  Adjusted for the ten percent stock dividend distributed July 31, 2000.


 See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
Consolidated Statements of Changes in Shareholders' Equity


---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                    ACCUMULATED
                                            COMMON STOCK              TREASURY STOCK           OTHER
                                       -----------------------     ---------------------   COMPREHENSIVE   RETAINED
                                       SHARES         AMOUNT       SHARES        AMOUNT    INCOME (LOSS)   EARNINGS      TOTAL
------------------------------------   -------      ----------     -------     ----------  -------------   --------    ----------
Six Months Ended June 30, 1999:
 Balance, beginning of period          212,596      $2,137,915     (1,850)     $ (49,271)    $  24,693     $ 35,458    $2,148,795
    Comprehensive Income:
    Net income                                                                                              201,547       201,547
    Unrealized net holding losses
      on securities available for
      sale arising during the period                                                           (80,257)                   (80,257)
                                                                                                                       ----------
      Total comprehensive income                                                                                          121,290
                                                                                                                       ----------
   Cash Dividends declared                                                                                  (84,070)      (84,070)
   Stock options exercised                              (3,882)       227          6,221                                    2,339
   Treasury shares purchased                                       (1,287)       (42,861)                                 (42,861)
   Treasury shares sold to
     employee benefit plans                                            24            709                                      709
                                       -------      ----------     ------      ---------     ---------     --------    ----------
 Balance, end of period                212,596      $2,134,033     (2,886)     $ (85,202)    $ (55,564)    $152,935    $2,146,202
                                       =======      ==========     ======      =========     =========     ========    ==========



SIX MONTHS ENDED JUNE 30, 2000:
 BALANCE, BEGINNING OF PERIOD          233,845      $2,284,956     (4,957)     $(137,268)    $ (94,093)    $128,761    $2,182,356
    Comprehensive Income:
    Net income                                                                                              201,694       201,694
    Unrealized net holding losses
      on securities available for
      sale arising during the period                                                           (11,894)                   (11,894)
                                                                                                                       ----------
      Total comprehensive income                                                                                          189,800
                                                                                                                       ----------
    Stock issued for acquisition                       (29,399)     6,480        160,060                                  130,661
    Cash dividends declared                                                                                 (88,793)      (88,793)
    Stock options exercised                             (2,333)        76          2,483                                      150
    Treasury shares purchased                                      (6,971)      (148,219)                                (148,219)
    Treasury shares sold to
       employee benefit plans                                          30            699                                      699
                                       -------      ----------     ------      ---------     ---------     --------    ----------
 Balance, end of period                233,845      $2,253,224     (5,342)     $(122,245)    $(105,987)    $241,662    $2,266,654
                                       =======      ==========     ======      =========     =========     ========    ==========






See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------
(in thousands of dollars)                                                               2000                 1999
-----------------------------------------------------------------------------        ----------           -----------
OPERATING ACTIVITIES
     Net Income                                                                      $  201,694           $   201,547
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses                                                 31,535                46,331
               Provision for depreciation and amortization                               56,204                59,294
               Deferred income tax expense                                               39,319                20,432
               Increase in trading account securities                                   (16,335)               (8,219)
               Decrease in mortgages held for sale                                       40,823               230,404
               Gains on sales of securities available for sale                          (24,866)               (4,530)
               Losses on loan securitizations                                             4,118                    --
               Increase in accrued income receivable                                    (11,529)              (12,849)
               Net increase in other assets                                             (82,422)              (81,392)
               Increase in accrued expenses                                              57,492                   796
               Decrease in other liabilities                                            (16,247)               (8,724)
                                                                                     ----------           -----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES                        279,786               443,090
                                                                                     ----------           -----------

INVESTING ACTIVITIES
     Decrease in interest bearing deposits in banks                                       1,582                94,586
     Proceeds from
         Maturities and calls of investment securities                                    1,140                 3,610
         Maturities and calls of securities available for sale                          114,696               425,168
         Sales of securities available for sale                                         936,238             1,537,067
     Purchases of securities available for sale                                         (73,961)           (1,875,651)
     Proceeds from securitizations/sales of loans                                       984,041                 2,853
     Net loan originations, excluding sales                                            (925,589)             (745,835)
     Proceeds from sale of premises and equipment                                         2,014                 2,783
     Purchases of premises and equipment                                                (23,062)              (37,704)
     Net cash received in purchase acquisition                                           20,283                    --
     Proceeds from sales of other real estate                                             6,461                 5,727
                                                                                     ----------           -----------
                       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES           1,043,843              (587,396)
                                                                                     ----------           -----------

FINANCING ACTIVITIES
     Decrease in total deposits                                                        (462,232)             (789,583)
     (Decrease) increase in short-term borrowings                                      (411,378)               59,336
     Proceeds from issuance of long-term debt                                           150,000                    --
     Maturity of long-term debt                                                              --                (7,000)
     Proceeds from issuance of medium-term notes                                        275,000             1,675,000
     Payment of medium-term notes                                                      (590,000)           (1,015,000)
     Dividends paid on common stock                                                     (90,302)              (83,914)
     Repurchases of common stock                                                       (148,219)              (42,861)
     Proceeds from issuance of common stock                                                 849                 3,048
                                                                                     ----------           -----------
                       NET CASH USED FOR FINANCING ACTIVITIES                         1,276,282)             (200,974)
                                                                                     ----------           -----------
                       CHANGE IN CASH AND CASH EQUIVALENTS                               47,347              (345,280)
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,228,881             1,351,578
                                                                                     ----------           -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $1,276,228           $ 1,006,298
                                                                                     ==========           ===========





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


C.       New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement (as amended by Statements No. 137 and No. 138) establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows gains and losses from derivatives to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied.

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


D.       Acquisition

         Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock, all of which were purchased on the open market during the first quarter 2000, in exchange for all of the common stock of Empire. The transaction was accounted for as a purchase; accordingly, the results of Empire have been included in the unaudited consolidated financial statements from the date of acquisition.

E.       Earnings per Share

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


                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                               --------------------------          --------------------------
(in thousands, except per share amounts)         2000              1999              2000              1999
                                               --------          --------          --------          --------
Net Income                                     $ 97,521          $104,975          $201,694          $201,547
                                               ========          ========          ========          ========

Average common shares outstanding               244,835           254,073           246,405           254,339
Dilutive effect of stock options                    817             2,396             1,026             2,267
                                               --------          --------          --------          --------
    Diluted common shares outstanding           245,652           256,469           247,431           256,606
                                               ========          ========          ========          ========

Earnings per share
    Basic                                      $   0.40          $   0.41          $   0.82          $   0.79
    Diluted                                    $   0.40          $   0.41          $   0.82          $   0.79


Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.


F.       Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypasses net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows:


                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                               ---------------------------           ----------------------------
(in thousands)                                                   2000               1999               2000               1999
                                                               --------           --------           --------           ---------
Unrealized holding (losses) gains arising during the period:
    Unrealized net (losses) gains                              $(23,489)          $(55,749)          $  6,629           $(119,815)
    Related tax benefit (expense)                                 8,127             19,848             (2,360)             42,502
                                                               --------           --------           --------           ---------
        Net                                                     (15,362)           (35,901)             4,269             (77,313)
                                                               --------           --------           --------           ---------

Less: Reclassification adjustment for net gains realized
    during the period:
    Realized net gains                                              103              2,220             24,866               4,530
    Related tax expense                                             (37)              (777)            (8,703)             (1,586)
                                                               --------           --------           --------           ---------
        Net                                                          66              1,443             16,163               2,944
                                                               --------           --------           --------           ---------

Total Other Comprehensive Income (Loss)                        $(15,428)          $(37,344)          $(11,894)          $ (80,257)
                                                               ========           ========           ========           =========

G.       Lines of Business

         Listed below is certain financial information regarding Huntington's 2000 and 1999 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.


--------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Private
INCOME STATEMENT                              Retail       Corporate      Dealer       Financial     Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking        Sales         Group         Other        Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                    $134,755       $63,261       $47,242       $ 8,038       $(18,416)       $234,880
Provision for Loan Losses                       3,936         1,141        10,464           293             --          15,834
Non-Interest income                            71,278        14,570         6,978        11,925         10,913         115,664
Non-Interest expense                          138,404        26,653        12,352        11,799          8,868         198,076
Income Taxes/FTE Adjustment                    21,357        16,777         8,029         2,640         (9,690)         39,113
                                             --------       -------       -------       -------       --------        --------
Net income                                   $ 42,336       $33,260       $23,375       $ 5,231       $ (6,681)       $ 97,521
                                             ========       =======       =======       =======       ========        ========

Depreciation and Amortization                $  8,495       $   637       $   260       $   272       $ 19,074        $ 28,738
                                             ========       =======       =======       =======       ========        ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  6,903       $ 7,067       $ 6,785       $   581       $  7,238        $ 28,574
Average Deposits                             $ 16,309       $ 1,481       $    80       $   655       $  1,150        $ 19,675
Capital Expenditures                         $     11       $     2       $     3       $    --       $      3        $     19


--------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Private
INCOME STATEMENT                              Retail       Corporate      Dealer       Financial     Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking        Sales         Group         Other        Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                    $141,892       $60,485       $45,700       $ 8,287       $ 7,174        $263,538
Provision for Loan Losses                       9,594         1,244         9,980           208            --          21,026
Non-Interest income                            76,798        15,508           611        12,959        11,400         117,276
Non-Interest expense                          129,053        29,082        11,719        11,259        21,025         202,138
Income Taxes/FTE Adjustment                    26,742        15,257         8,223         3,267          (814)         52,675
                                             --------       -------       -------       -------       -------        --------
Net income                                   $ 53,301       $30,410       $16,389       $ 6,512       $(1,637)       $104,975
                                             ========       =======       =======       =======       =======        ========

Depreciation and Amortization                $ 12,174       $   778       $   205       $   277       $16,288        $ 29,722
                                             ========       =======       =======       =======       =======        ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  7,731       $ 6,685       $ 6,048       $   565       $ 7,702        $ 28,731
Average Deposits                             $ 16,902       $   982       $    66       $   613       $   510        $ 19,073
Capital Expenditures                         $      4       $     1       $    --       $    --       $    15        $     20

--------------------------------------------------------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Private
INCOME STATEMENT                              Retail       Corporate      Dealer       Financial     Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking        Sales         Group         Other        Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                    $264,621       $125,993      $ 94,175      $15,724      $(22,785)        $477,728
Provision for Loan Losses                       8,148          4,092        18,833          462            --           31,535
Non-Interest income                           138,619         31,120        10,214       25,314        36,091          241,358
Non-Interest expense                          274,360         55,800        24,781       24,168        19,073          398,182
Income Taxes/FTE Adjustment                    39,371         31,704        17,319        5,351        (6,069)          87,675
                                             --------       --------      --------      -------      --------         --------
Net income                                   $ 81,361       $ 65,517      $ 43,456      $11,057      $    302         $201,694
                                             ========       ========      ========      =======      ========         ========

Depreciation and Amortization                $ 18,170       $  1,265      $    462      $   584      $ 35,723         $ 56,204
                                             ========       ========      ========      =======      ========         ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  6,893       $  6,961      $  6,907      $   593      $  7,411         $ 28,765
Average Deposits                             $ 16,397       $  1,353      $     73      $   649      $  1,261         $ 19,733
Capital Expenditures                         $     15       $      2      $      3      $    --      $      3         $     23


--------------------------------------------------------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        Private
INCOME STATEMENT                              Retail       Corporate      Dealer       Financial     Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking        Sales         Group         Other        Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                    $278,660       $122,314      $90,560       $16,695       $17,334         $525,563
Provision for Loan Losses                      21,077          4,204       20,660           390            --           46,331
Non-Interest income                           143,484         29,994        1,036        25,233        27,401          227,148
Non-Interest expense                          268,801         57,952       23,968        22,612        30,911          404,244
Income Taxes/FTE Adjustment                    44,045         30,021       15,640         6,302         4,581          100,589
                                             --------       --------      -------       -------       -------         --------
Net income                                   $ 88,221       $ 60,131      $31,328       $12,624       $ 9,243         $201,547
                                             ========       ========      =======       =======       =======         ========

Depreciation and Amortization                $ 25,290       $  1,310      $   380       $   636       $31,678         $ 59,294
                                             ========       ========      =======       =======       =======         ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                  $  7,649       $  6,627      $ 5,950       $   585       $ 7,766         $ 28,577
Average Deposits                             $ 17,049       $    944      $    64       $   613       $   432         $ 19,102
Capital Expenditures                         $      9       $      2      $    --       $    --       $    27         $     38


H.       Securities Sales and Loan Securitizations

         During the first six months of 2000, Huntington realized securities gains of $24.9 million compared with $4.5 million in the same period a year ago. Sales of a portion of Huntington's investment in S1 Corporation common stock generated gains of $32.2 million and $20.0 million during the first and second quarters of 2000, respectively. Substantially offsetting these gains, were first quarter 2000 losses of $7.4 million and second quarter 2000 losses of $19.9 million related to the strategic sales of $810 million of lower yielding securities.

         During the first six months of 2000, Huntington recognized net losses of $4.1 million on automobile loan securitizations. Huntington securitized $500 million of automobile loans during first quarter 2000 recognizing a loss of $10.2 million and securitized another $550 million in the second quarter 2000 at a gain of $6.1 million. These results are included in the "Securitization income" component of non-interest income in addition to ongoing income for loan servicing.

         Huntington also securitized $280 million of residential mortgage loans during the second quarter 2000. Huntington retained all of the resulting securities and accordingly, reclassified the securitized amount from loans to securities available for sale.

------------------------------------------------------------------------------------------------------------
 FINANCIAL REVIEW

------------------------------------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
------------------------------------------------------------------------------------------------------------

                                                                JUNE 30,        December 31,        June 30,
 (in thousands of dollars)                                        2000             1999              1999
---------------------------------------------------------      -----------      -----------      -----------

Commercial (unearned income $1,958; $2,550; $3,378) .....      $ 6,552,186      $ 6,300,414      $ 6,185,228
Real Estate
    Construction ........................................        1,277,718        1,236,776        1,040,861
    Commercial ..........................................        2,186,768        2,151,673        2,255,103
Consumer
    Loans (unearned income $4,933; $5,974; $6,733) ......        6,230,548        6,793,295        6,995,724
    Leases (unearned income $470,868; $410,239; $318,263)        2,930,547        2,741,735        2,257,692
    Residential Mortgage ................................        1,344,676        1,444,544        1,418,090
                                                               -----------      -----------      -----------

     TOTAL LOANS ........................................      $20,522,443      $20,668,437      $20,152,698
                                                               ===========      ===========      ===========




------------------------------------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
------------------------------------------------------------------------------------------------------------

                                                                 JUNE 30,       December 31,       June 30,
 (in thousands of dollars)                                         2000             1999            1999
---------------------------------------------------------      -----------      -----------      -----------
 Demand deposits
     Non-interest bearing ...............................      $ 3,498,325      $ 3,418,100      $ 3,445,530
     Interest bearing ...................................        4,373,313        4,046,472        4,103,066
Savings deposits ........................................        3,670,456        3,793,423        3,979,230
Certificates of deposit
   Less than $100,000 ...................................        5,847,359        5,547,266        5,285,249
   $100,000 or more .....................................          915,614          932,662          950,100
                                                               -----------      -----------      -----------
     TOTAL CORE DEPOSITS ................................       18,305,067       17,737,923       17,763,175
                                                               -----------      -----------      -----------
Other domestic time deposits of $100,000 or more                 1,048,382        1,188,465          773,541
Foreign time deposits ...................................          405,485          866,215          396,445
                                                               -----------      -----------      -----------

     TOTAL DEPOSITS .....................................      $19,758,934      $19,792,603      $18,933,161
                                                               ===========      ===========      ===========

------------------------------------------------------------------------------------------------------------------------------
 FINANCIAL REVIEW


------------------------------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                                JUNE 30,
                                                 ----------------------       PERCENT    -----------------------       PERCENT
 (in thousands of dollars)                         2000          1999          CHANGE      2000           1999         CHANGE
-------------------------------------------      --------      --------       -------    --------       --------       -------

Service charges on deposit accounts .......      $ 40,097      $ 36,065        11.2 %    $ 81,757       $ 71,841        13.8 %
Brokerage and insurance income ............        13,945        12,540        11.2        29,229         24,083        21.4
Trust services ............................        13,165        13,143         0.2        26,028         26,577        (2.1)
Electronic banking fees ...................        11,250         9,410        19.6        21,099         17,448        20.9
Bank Owned Life Insurance income ..........         9,486         9,390         1.0        18,672         18,780        (0.6)
Mortgage banking ..........................         8,122        17,224       (52.8)       16,637         33,182       (49.9)
Securitization income .....................         6,488            --        N.M.        (3,720)           --         N.M.
Credit card fees ..........................         1,340         6,255       (78.6)        3,133         11,597       (73.0)
Other .....................................        11,668        11,029         5.8        23,657         19,110        23.8
                                                 --------      --------                  --------       --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   GAINS ..................................       115,561       115,056         0.4       216,492        222,618        (2.8)
Securities gains ..........................           103         2,220        N.M.        24,866          4,530        N.M.
                                                 --------      --------                  --------       --------

TOTAL NON-INTEREST INCOME .................      $115,664      $117,276        (1.4)%    $241,358       $227,148         6.3 %
                                                 ========      ========                  ========       ========




------------------------------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST EXPENSE
------------------------------------------------------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                                 ----------------------       PERCENT    -----------------------       PERCENT
 (in thousands of dollars)                         2000          1999          CHANGE      2000           1999         CHANGE
-------------------------------------------      --------      --------       -------    --------       --------       -------

Personnel and related costs ...............      $104,133      $107,263        (2.9)%    $206,477       $214,517        (3.8)%
Equipment .................................        18,863        15,573        21.1        38,275         32,446        18.0
Net occupancy .............................        18,613        13,563        37.2        37,748         27,480        37.4
Outside data processing and other services         15,336        15,923        (3.7)       30,338         31,315        (3.1)
Amortization of intangible assets .........         9,206         9,336        (1.4)       18,402         18,664        (1.4)
Marketing .................................         7,742         7,319         5.8        15,735         13,815        13.9
Telecommunications ........................         6,472         6,935        (6.7)       13,221         13,999        (5.6)
Printing and supplies .....................         4,956         4,734         4.7         9,573          9,490         0.9
Legal and other professional services .....         4,815         5,803       (17.0)        9,315         10,547       (11.7)
Franchise and other taxes .................         2,635         3,981       (33.8)        5,073          8,368       (39.4)
Other .....................................         5,305        11,708       (54.7)       14,025         23,603       (40.6)
                                                 --------      --------                  --------       --------

TOTAL NON-INTEREST EXPENSE ................      $198,076      $202,138        (2.0)%    $398,182       $404,244        (1.5)%
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

         In 1995, Congress passed the Private Securities Litigation Reform Act to encourage corporations to provide investors with information about anticipated future financial performance, goals, and strategies. The Act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management's expectations. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by Huntington's statements due to a variety of factors including: changes in business and economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure.

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the second quarter of 2000 should be read in conjunction with the financial statements, notes, and other information contained herein.

ACQUISITION

         Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock, all of which were purchased on the open market during the first quarter 2000, in exchange for all of the common stock of Empire. The transaction was accounted for as a purchase; accordingly, the results of Empire have been included in the unaudited consolidated financial statements from the date of acquisition. Total loans and deposits increased $395 million and $435 million, respectively, as a result of the merger.

OVERVIEW

         Huntington reported net income of $97.5 million for the second quarter of 2000 versus $105.0 million for 1999. Diluted earnings per share decreased slightly to $.40 in second quarter 2000 compared with $.41 a year ago. For the first six months of the year, net income was $201.7 million, or $.82 per diluted share, representing a 4% increase from the first half of 1999. All per share data have been adjusted for the ten-percent stock dividend distributed July 31, 2000. Huntington's return on average assets (ROA) was 1.37% and 1.41% in the recent three and six-month periods while its return on average equity
(ROE) totaled 17.79% and 18.39%.

         Huntington's "cash basis" diluted earnings per share, which excludes the effect of amortization of goodwill and other intangibles, was $.43 for the quarter just ended, compared with $.44 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, for the second quarter of 2000, were 1.51% and 27.26%, respectively. For the first six months of the year, cash basis ROA and ROE were 1.55% and 28.14%, respectively.

         Total assets at June 30, 2000, were $28.6 billion, down from $29 billion at year-end. The reduction is indicative of a significant balance sheet repositioning strategy undertaken in 2000 that included automobile loan securitizations totaling $1.1 billion and the sale of approximately $810 million of lower-yielding securities from Huntington's investment portfolio. These transactions reduced Huntington's reliance on wholesale funding sources and mitigated the impact of future interest rate increases.

         Managed total loans (reported amounts normalized for securitization activities) for the second quarter increased at an annualized rate of 9% versus the first three months of the year, led by 13% growth in consumer loans. Automobile financing and home equity lending were particularly strong with growth rates of 12% and 26%, respectively. Commercial loans grew at an annualized rate of 6%.

         Average core deposits were $17.8 billion during the second quarter of 2000, an annualized growth rate of 3% from the first quarter. This was fueled by a 10% increase in demand deposit balances, as Huntington's new product offerings and targeted marketing efforts began to show positive results. Short and medium-term borrowings decreased $716 million from December 31, 1999, in connection with the aforementioned balance sheet repositioning. Long-term debt increased from year-end, as Huntington issued $150 million of regulatory capital qualifying subordinated notes in the first quarter through its bank subsidiary.

LINES OF BUSINESS

         Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. A fifth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each line of business and a discussion of the business segment results, which can be found in Note G to the unaudited consolidated financial statements.

                                 RETAIL BANKING
                                 --------------
         Retail Banking provides products and services to retail and business banking customers. This business unit's products include home equity loans, first mortgage loans, installment loans, small business loans, deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, in-store branches, Direct Bank, and Web Bank.

         Retail Banking net income was $42.3 million and $81.4 million for the second quarter and the first six months of 2000, respectively. Results compared to last year reflect the impact of the fourth quarter 1999 sale of Huntington's credit card portfolio as well as $2.5 million of gains on branch sales in the second quarter 1999. Adjusting for these items, Retail Banking results decreased 9% on a quarterly basis from 1999. However, earnings have increased 8% from first quarter 2000. Earnings increased 5% year-to-date compared to 1999. The results reflect improved net interest income and a reduced loan loss provision. Non-interest income increased modestly for the quarter and 5% year-to-date as strong retail investment sales, service charge income, and electronic banking fees were offset by significantly lower mortgage banking income. Excluding credit cards, the loan loss provision was down $4.1 million for the first half of the year reflecting lower charge-off levels. Adjusted non-interest expenses remained relatively flat year-to-date compared to the prior year as expense controls continued to be favorable. Retail Banking contributed 43% of Huntington's net income for the quarter and comprised 32% of the organization's loan portfolio.

                               CORPORATE BANKING
                               -----------------
         Customers in this segment represent the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, asset based financing, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

         Corporate Banking earnings grew 9% compared to the second quarter and first half of last year. Net interest income improved consistent with loan growth over the comparable periods. This segment has also benefited from reduced expense levels during the quarter in line with trends for Huntington as a whole. This segment contributed 34% of Huntington's net income for the quarter and comprised 34% of the organization's loan portfolio.

                                  DEALER SALES
                                  ------------
         Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. The consumer activities comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

         Net income was $23.4 million for the second quarter of 2000 and $43.5 million for the first six months of the year compared to $16.4 million and $31.3 million in the same periods of 1999. Non-interest income in 2000 includes a gain on the $550 million loan securitization completed during the second quarter. Continued strong loan and lease originations drove net interest income higher despite the impact of loan securitizations. The securitizations also provided benefit to the provision for loan losses. This business line constituted 24% of Huntington's net income for the quarter and 31% of its outstanding loans at the end of the period.

                            PRIVATE FINANCIAL GROUP
                            -----------------------
         Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth banking customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, insurance, and deposit and loan products and services. PFG provides customers with "one-stop shopping" for all their financial needs.

         The Private Financial Group reported net income of $5.2 million for the quarter just ended, and $11.1 million for the first six months, decreases of $1.3 million and $1.6 million from the same periods one year ago. This decline was due to lower levels of net interest income. Expenses have increased slightly in this segment primarily reflecting increased personnel related costs. This segment represented 5% of Huntington's total net income and 3% of total loans.

                                TREASURY / OTHER
                                ----------------
         Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $4.4 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Amortization expense of intangible assets is also a significant component of Treasury/Other.

         This segment's results were a net loss of $6.7 million and break-even in the recent quarter and six months. The decline from last year is related in large part to rising rates as well as the balance sheet repositioning strategy referenced earlier. Huntington also used short-term derivative contracts to reduce the company's net interest income at risk going forward. Non-interest income for the six months was driven higher by securities gains of $52.2 million related to the sale of a portion of Huntington's investment in S1 Corporation common stock. These gains were offset by the losses realized from the sale of lower-yielding, available-for-sale investment securities and net losses from the automobile loan securitizations.

RESULTS OF OPERATIONS

NET INTEREST INCOME
         Net interest income for the three and six months ended June 30, 2000, was $232.8 million and $473.5 million, respectively. Excluding the impact of the fourth quarter 1999 credit card sale, second quarter net interest income fell $18.9 million or 7% compared with the same period last year and was down 6% on a year-to-date basis. As discussed above, rising rates and a substantial repositioning of the balance sheet contributed to this decline. The net interest margin was 3.72% during the recent quarter, down from 3.78% in first quarter 2000 and 4.08% (adjusted for the impact of the credit card sale) in second quarter 1999.

PROVISION FOR LOAN LOSSES
         The provision for loan losses is the charge to pre-tax earnings that management estimates to be necessary to maintain the allowance for loan losses at a level adequate to absorb inherent losses in the loan and lease portfolios. The second quarter provision for loan losses of $15.8 million covered net charge-offs and was down from $21.0 million in the same period of 1999. The provision for the first six months of the year was $31.5 million, compared with $46.3 million for the first half of 1999. The declines reflect the lower charge-off levels experienced in

2000, substantially due to the sale of the credit card portfolio. Annualized net charge-offs were .30% of average total loans, consistent with the .30% (excluding credit cards) for the second quarter 1999, and to .33% from .37% for the respective six month periods.

NON-INTEREST INCOME
         Non-interest income, excluding securities gains, was $115.6 million for the recent three months and $216.5 million for the first half of the year. Included in these amounts are the results from Huntington's auto securitization program, a $6.1 million gain in the recent quarter versus a $10.2 million loss in the first quarter. The loss from the initial transaction was due to the company's decision to securitize older, lower coupon loans to more aggressively limit exposure to future interest rate increases. Adjusted for asset sales and securitizations, non-interest income was flat during the second quarter compared with the same period a year ago and increased 4% on a year-to-date basis. Categories showing quarterly growth were led by a 20% increase in electronic banking income as a result of deposit account growth and expansion of Huntington's ATM network. Deposit service charges and brokerage and insurance income each increased 11%. Decreased refinancing activity and a planned reduction in the servicing portfolio drove mortgage banking income lower during 2000 offsetting the growth in other areas.

         During the first six months of 2000, Huntington realized securities gains of $24.9 million compared with $4.5 million in the same period a year ago. Sales of a portion of Huntington's investment in S1 Corporation common stock generated gains of $32.2 million and $20.0 million during the first and second quarters of 2000, respectively. Substantially offsetting these gains, were first quarter losses of $7.4 million and second quarter losses of $19.9 million related to the strategic sale of $810 million of lower yielding securities.

NON-INTEREST EXPENSE
         Non-interest expense totaled $198.1 million in the second quarter, a decrease of 2% from a year ago and the lowest level of quarterly expenses in two years. For the first six months of 2000, non-interest expense totaled $398.2 million, down from $404.2 million in the same period last year. These declines are the result of the ongoing focus on cost containment and efficiencies created by Huntington's Operational Excellence Program. Corporate-wide purchasing and related efficiency initiatives, such as vendor consolidations and reductions in usage-related costs, coupled with the declining costs associated with the Year 2000 project, resulted in reduced costs related to salaries and benefits, outside services, telecommunications, and legal and other professional services. Increased occupancy and equipment expenses reflect the impact of the new operations center in Columbus, Ohio, banking office improvements and expansion, particularly in Florida, and other technology improvements.

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

         Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve to twenty-four month period given a gradual and directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management assigns probabilities and, therefore, believes at any point in time that the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure. Management reporting of this information is regularly shared with the Board of Directors.

         At June 30, 2000, the results of Huntington's sensitivity analysis indicated that net interest income would be expected to decrease by approximately 0.8% if rates rose 100 basis points and would drop an estimated 1.7% in the event of a gradual 200 basis point increase. If rates declined 100 and 200 basis points, Huntington would benefit 0.9% and 1.4%, respectively. Huntington's recent analysis continues to show a significant reduction in sensitivity to rising interest rates compared with year-end 1999. This reflects the balance sheet repositioning efforts as well as the impact of $2.7 billion (notional value) of derivative contacts entered into in the first quarter of this year. These consisted of pay-fixed interest rate swap contracts and purchased interest rate caps.

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

         The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at June 30, 2000.

                                                         Average                            Average Rate
                                         Notional        Maturity       Market          ---------------------
(Dollars in millions)                      Value          (years)       Value           Receive          Pay
                                         --------        --------      --------         -------         -----
ASSET CONVERSION SWAPS
Receive fixed                             $1,500            2.3        $(30.4)           6.07%          6.63%
Pay fixed                                    200            1.2           1.7            6.71%          6.31%
                                          ------                       ------
Total Asset Conversion Swaps              $1,700            2.2        $(28.7)           6.15%          6.59%
                                          ======                       ======

LIABILITY CONVERSION SWAPS
Receive fixed                             $1,590            5.0        $(35.1)           6.58%          6.67%
Pay fixed                                  2,950            1.0           9.6            6.73%          6.64%
                                          ------                       ------
Total Liability Conversion Swaps          $4,540            2.4        $(25.5)           6.68%          6.65%
                                          ======                       ======

BASIS PROTECTION SWAPS                    $  650            0.4        $  0.5            6.73%          6.64%
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

         The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps with notional values of $495 million have embedded written LIBOR-based call options. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates.

         The contractual amount of interest payments to be exchanged is based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At June 30, 2000, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $63.5 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $985 million at June 30, 2000. The credit exposure from these contracts is not material. Furthermore, these separate activities, which are accounted for at fair value, are not a significant part of

Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

         Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Generally, commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge off may be delayed in circumstances when collateral is repossessed and anticipated to be sold at a future date.

         Total non-performing assets were $95.1 million at June 30, 2000, up slightly from $93.6 million last year. As of the same dates, non-performing loans represented .39% and .38% of total loans, while non-performing assets as a percent of total loans and other real estate remained stable at .46%. Loans past due ninety days or more but continuing to accrue interest were $62.8 million at June 30, 2000, up from $54.3 million one year ago.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of possible losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 17% at June 30, 2000, versus 12% one year ago. This increase is due primarily to the fourth quarter 1999 sale of Huntington's credit card portfolio.

         The ALL reserve ratio was 1.45% at the recent quarter end compared with 1.46% at the end of last year's second quarter. As of June 30, 2000, the ALL covered non-performing loans approximately 3.8 times and when combined with the allowance for other real estate owned, was 307% of total nonperforming assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's ratio of average equity to average assets was 7.72% in the recent quarter, up from 7.52% in the same three months of last year.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.40%, total risk-based capital ratio was 10.90%, and the leverage ratio was 6.89%, each of which improved from the same period a year ago. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the second quarter, Huntington's Board of Directors authorized the purchase of an additional 11 million shares (as adjusted for the July stock dividend) under Huntington's common stock repurchase program. The shares will be purchased in the open market and in privately negotiated transactions. During the first half of 2000, Huntington repurchased approximately 6.9 million shares of its common stock through open market and privately negotiated transactions. In June, Huntington reissued approximately 6.5 million shares in connection with the purchase acquisition of Empire. As of June 30, 2000, approximately 16.5 million shares remained under the authorization. Huntington anticipates repurchasing these shares within the next two years. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and director and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Quantitative and qualitative disclosures for the current period as well as changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1999 are found on pages 18 through 21.

---------------------------------------------------------------------------------------------------
FINANCIAL REVIEW




SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE
30, 2000 AND DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------
(in thousands of dollars)                      JUNE 30, 2000                 December 31, 1999
---------------------------------------------------------------------------------------------------
                                         AMORTIZED                       Amortized
                                            COST         FAIR VALUE         Cost        Fair Value
---------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .................      $       --      $       --      $      801      $      801
     1-5 years ....................           2,008           2,048          51,371          49,328
     6-10 years ...................          86,914          81,347         476,055         446,512
     Over 10 years ................             413             420              --              --
                                         ----------      ----------      ----------      ----------
        Total .....................          89,335          83,815         528,227         496,641
                                         ----------      ----------      ----------      ----------
Federal agencies
     Mortgage-backed securities
     Under 1 year .................             273             270              --              --
     1-5 years ....................              --              --               4               4
     6-10 years ...................          25,034          24,443          27,360          26,992
     Over 10 years ................       1,857,867       1,785,383       1,638,047       1,574,336
                                         ----------      ----------      ----------      ----------
        Total .....................       1,883,174       1,810,096       1,665,411       1,601,332
                                         ----------      ----------      ----------      ----------
     Other agencies
     Under 1 year .................           1,000             997              --              --
     1-5 years ....................         984,094         935,018         789,008         760,251
     6-10 years ...................         302,233         285,720         498,790         469,696
     Over 10 years ................         833,055         801,040         868,124         837,422
                                         ----------      ----------      ----------      ----------
        Total .....................       2,120,382       2,022,775       2,155,922       2,067,369
                                         ----------      ----------      ----------      ----------
Other
     Under 1 year .................          25,827          25,558          20,805          20,832
     1-5 years ....................          80,766          80,105         253,363         251,862
     6-10 years ...................          75,041          72,248         130,486         125,951
     Over 10 years ................         230,424         219,636         251,333         239,975
     Marketable equity securities .          16,853          43,466          10,524          66,241
                                         ----------      ----------      ----------      ----------
        Total .....................         428,911         441,013         666,511         704,861
                                         ----------      ----------      ----------      ----------
Total Securities Available for Sale      $4,521,802      $4,357,699      $5,016,071      $4,870,203
                                         ==========      ==========      ==========      ==========

-----------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)



---------------------------------------------        --------      --------      --------
FOR THE THREE MONTHS ENDED JUNE 30,                    2000          1999        % Change
---------------------------------------------        --------      --------      --------

NET INCOME ..................................        $ 97,521      $104,975        (7.1)%
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic .............................        $   0.40      $   0.41        (2.4)
          Diluted ...........................        $   0.40      $   0.41        (2.4)
     Cash dividends declared ................        $   0.18      $   0.16        12.5
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1)         245,652       256,469        (4.2)
KEY RATIOS
Return on:
     Average total assets ...................            1.37%         1.47%       (6.8)
     Average shareholders' equity ...........           17.79%        19.48%       (8.7)
Efficiency ratio ............................           53.89%        50.93%        5.8
Average equity/average assets ...............            7.72%         7.52%        2.7
Net interest margin .........................            3.72%         4.14%      (10.1)

TANGIBLE OR "CASH BASIS" RATIOS (2)

Net Income Per Common Share -- Diluted (1) ..        $   0.43      $   0.44        (2.3)
Return on:
     Average total assets ...................            1.51%         1.61%       (6.2)
     Average shareholders' equity ...........           27.26%        30.61%      (10.9)

---------------------------------------------        --------      --------      --------
FOR THE SIX MONTHS ENDED JUNE 30,                      2000          1999        % Change
---------------------------------------------        --------      --------      --------

NET INCOME ..................................        $201,694      $201,547         0.1 %
PER COMMON SHARE AMOUNTS (1)
     Net income
          Basic .............................        $   0.82      $   0.79         3.8
          Diluted ...........................        $   0.82      $   0.79         3.8
     Cash dividends declared ................        $   0.36      $   0.32        12.5
AVERAGE COMMON SHARES OUTSTANDING-DILUTED (1)         247,431       256,606        (3.6)
KEY RATIOS
Return on:
     Average total assets ...................            1.41%         1.42%       (0.7)
     Average shareholders' equity ...........           18.39%        18.98%       (3.1)
Efficiency ratio ............................           53.91%        51.54%        4.6
Average equity/average assets ...............            7.67%         7.49%        2.3
Net interest margin .........................            3.75%         4.16%       (9.9)

TANGIBLE OR "CASH BASIS" RATIOS (2)
Net Income Per Common Share -- Diluted (1) ..        $   0.87      $   0.84         3.6
Return on:
     Average total assets ...................            1.55%         1.57%       (1.3)
     Average shareholders' equity ...........           28.14%        30.12%       (6.6)


(1)   Adjusted for the ten percent stock dividend distributed July 31, 2000.
(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

-------------------------------------------------------------------------------------------------------------------
FINANCIAL REVIEW

-------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
-------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                       --------------------------          --------------------------
(in thousands of dollars)                                2000               1999             2000              1999
-----------------------------------------------        --------          --------          --------          --------

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD         $296,743          $291,066          $299,309          $290,948
Allowance acquired ............................           7,900                --             7,900                --
Loan losses ...................................         (22,810)          (27,123)          (48,417)          (59,654)
Recoveries of loans previously charged off ....           7,280             8,305            14,620            15,649
Allowance of securitized loans ................          (8,056)               --            (8,056)               --
Provision for loan losses .....................          15,834            21,026            31,535            46,331
                                                       --------          --------          --------          --------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD .......        $296,891          $293,274          $296,891          $293,274
                                                       ========          ========          ========          ========


AS A % OF AVERAGE TOTAL LOANS

  Net loan losses--annualized .................            0.30%             0.38%             0.33%             0.45%
  Provision for loan losses--annualized .......            0.31%             0.42%             0.31%             0.47%
Allowance for loan losses as a % of total loans            1.45%             1.46%             1.45%             1.46%
Net loan loss coverage (1) ....................            9.68X             9.37x             9.37X             7.81x


 (1) Income before taxes and the provision for loan losses to net loan losses.



-------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
-------------------------------------------------------------------------------------------------------------------

                                              ------------------------     ----------------------------------------
                                                        2000                                 1999
                                              ------------------------     ----------------------------------------
(in thousands of dollars)                       II Q           I Q           IV Q           III Q          II Q
-----------------------------------------     ----------    ----------     ----------     ----------     ----------

Non-accrual loans:
   Commercial............................      $ 45,138      $ 44,404       $ 42,958       $ 41,374       $ 37,840
   Real Estate
      Construction.......................         8,736         7,696         10,785          6,154          7,877
      Commercial.........................        12,714        13,991         16,131         15,751         13,028
   Residential Mortgage..................        11,548        10,892         11,866         13,094         15,192
                                              ----------    ----------     ----------     ----------     ----------
         Total Nonaccrual Loans..........        78,136        76,983         81,740         76,373         73,937
Renegotiated loans.......................         1,317         1,324          1,330          1,877          2,827
                                              ----------    ----------     ----------     ----------     ----------

TOTAL NON-PERFORMING LOANS...............        79,453        78,307         83,070         78,250         76,764
Other real estate, net...................        15,670        13,904         15,171         15,072         16,839
                                              ----------    ----------     ----------     ----------     ----------

TOTAL NON-PERFORMING ASSETS..............      $ 95,123      $ 92,211       $ 98,241       $ 93,322       $ 93,603
                                              ==========    ==========     ==========     ==========     ==========

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS.......................          0.39%         0.38%          0.40%          0.39%          0.38%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL
  ESTATE.................................          0.46%         0.45%          0.47%          0.47%          0.46%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS...................        373.67%       378.95%        360.31%        377.78%        382.05%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING
  ASSETS.................................        306.89%       316.30%        299.85%        315.82%        311.32%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE..      $ 62,775      $ 60,156       $ 61,287       $ 64,788       $ 54,305
                                              ==========    ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis (1)                                             2ND QUARTER 2000             1ST QUARTER 2000
                                                                           ------------------------     -----------------------
(in millions of dollars)                                                   AVERAGE           YIELD/     AVERAGE          YIELD/
------------------------------------------------------------               BALANCE           RATE       BALANCE          RATE
                                                                           -------           ------     -------          ------
ASSETS
Interest bearing deposits in banks ................................        $     6           5.13 %     $     6          3.69 %
Trading account securities ........................................             18           8.67            14          6.26
Federal funds sold and securities purchased
      under resale agreements .....................................            105           6.10            23          6.11
Mortgages held for sale ...........................................             99           8.11           109          7.59
Securities:
      Taxable .....................................................          4,067           6.20         4,515          6.14
      Tax exempt ..................................................            276           7.63           282          7.68
                                                                           -------                      -------
           Total Securities .......................................          4,343           6.29         4,797          6.23
                                                                           -------                      -------
Loans:
     Commercial ...................................................          6,439           8.65         6,345          8.31
     Real Estate
          Construction ............................................          1,254           8.72         1,238          8.38
          Commercial ..............................................          2,172           8.51         2,156          8.35
     Consumer
           Loans ..................................................          6,530           8.38         6,837          8.29
           Leases .................................................          2,895           6.71         2,773          6.65
           Residential Mortgage ...................................          1,473           7.62         1,449          7.54
                                                                           -------                      -------
           Total Consumer .........................................         10,898           7.83        11,059          7.78
                                                                           -------                      -------
Total Loans .......................................................         20,763           8.21        20,798          8.04
                                                                           -------                      -------
Allowance for loan losses .........................................            302                          306
                                                                           -------                      -------
Net loans (2) .....................................................         20,461           8.69        20,492          8.52
                                                                           -------                      -------
Total earning assets ..............................................         25,334           8.27 %      25,747          8.08 %
                                                                           -------                      -------
Cash and due from banks ...........................................          1,046                        1,058
All other assets ..................................................          2,496                        2,454
                                                                           -------                      -------
TOTAL ASSETS ......................................................        $28,574                      $28,953
                                                                           =======                      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ................................        $ 3,485                      $ 3,466
     Interest bearing demand deposits .............................          4,228           3.32 %       4,053          2.97 %
     Savings deposits .............................................          3,583           4.21         3,645          3.80
     Certificates of deposit ......................................          6,520           5.57         6,533          5.38
                                                                           -------                      -------
          Total core deposits .....................................         17,816           4.57        17,697          4.29
                                                                           -------                      -------
Other domestic time deposits of $100,000 or more ..................          1,233           6.24         1,445          6.03
Foreign time deposits .............................................            626           6.66           649          5.65
                                                                           -------                      -------
     Total deposits ...............................................         19,675           4.78        19,791          4.50
                                                                           -------                      -------
Short-term borrowings .............................................          1,761           5.77         1,954          5.10
Medium-term notes .................................................          3,042           6.46         3,283          6.18
Subordinated notes and other long-term debt,
   including preferred capital securities .........................          1,148           7.08         1,004          6.82
                                                                           -------                      -------
     Interest bearing liabilities .................................         22,141           5.21 %      22,566          4.90 %
                                                                           -------                      -------
All other liabilities .............................................            743                          715
Shareholders' equity ..............................................          2,205                        2,206
                                                                           -------                      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................        $28,574                      $28,953
                                                                           =======                      =======

Net interest rate spread ..........................................                          3.06 %                      3.18 %
Impact of non-interest bearing funds on margin ....................                          0.66 %                      0.60 %
Net Interest Margin ...............................................                          3.72 %                      3.78 %

--------------------------------------------------------------------------
(1)  Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

      4TH QUARTER 1999           3RD QUARTER 1999          2ND QUARTER 1999
      ----------------------     ---------------------     ---------------------
       AVERAGE     YIELD/        AVERAGE      YIELD/       AVERAGE      YIELD/
       BALANCE     RATE          BALANCE      RATE         BALANCE      RATE
      ----------   ---------     ---------    --------     ---------    --------

           $ 13    3.94 %            $ 8      3.64 %            $ 8     3.75 %
             14    6.35                7      5.64               15     5.41
             31    6.10               20      5.39               19     4.86
            135    7.45              169      7.27              269     6.96

          4,854    6.15            4,846      6.14            4,914     5.99
            288    7.73              295      7.76              303     7.90
      ---------                 --------                   --------
          5,142    6.23            5,141      6.24            5,217     6.10
      ---------                 --------                   --------

          6,194    8.06            6,066      7.90            6,182     7.73

          1,182    8.19            1,103      8.13            1,012     7.92
          2,185    8.18            2,215      8.14            2,306     8.15

          6,876    8.27            7,093      8.29            6,907     8.25
          2,633    6.55            2,365      6.75            2,175     6.72
          1,443    7.45            1,421      7.47            1,420     7.54
      ---------                 --------                   --------
         10,952    7.75           10,879      7.85           10,502     7.84
      ---------                 --------                   --------
         20,513    7.91           20,263      7.91           20,002     7.84
      ---------                 --------                   --------
            309                      301                        297
      ---------                 --------                   --------
         20,204    8.43           19,962      8.54           19,705     8.35
      ---------                 --------                   --------
         25,848    7.98 %         25,608      8.07 %         25,530     7.87 %
      ---------                 --------                   --------
          1,024                    1,026                      1,044
          2,434                    2,468                      2,454
      ---------                 --------                   --------
       $ 28,997                 $ 28,801                   $ 28,731
      =========                 ========                   ========


        $ 3,460                  $ 3,509                    $ 3,511
          4,077    2.76 %          4,139      2.66 %          4,109     2.50 %
          3,768    3.61            3,792      3.43            3,769     3.25
          6,572    5.18            6,496      5.05            6,582     5.08
      ---------                 --------                   --------
         17,877    4.09           17,936      3.94           17,971     3.87
      ---------                 --------                   --------
          1,029    5.85              798      5.08              795     5.02
            517    5.40              465      5.17              307     4.82
      ---------                 --------                   --------
         19,423    4.24           19,199      4.03           19,073     3.95
      ---------                 --------                   --------
          2,226    4.74            2,331      4.54            2,793     4.38
          3,347    5.88            3,415      5.44            3,047     5.19

          1,000    6.51            1,001      6.03            1,004     5.70
      ---------                 --------                   --------
         22,536    4.64 %         22,437      4.39 %         22,406     4.25 %
      ---------                 --------                   --------
            893                      658                        653
          2,108                    2,197                      2,161
      ---------                 --------                   --------
       $ 28,997                 $ 28,801                   $ 28,731
      =========                 ========                   ========

                   3.34 %                     3.68 %                    3.62 %
                   0.60 %                     0.54 %                    0.52 %
                   3.94 %                     4.22 %                    4.14 %

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA




                                                                   2000                                     1999
                                                         -------------------------        -----------------------------------------
(in thousands of dollars, except per share amounts)         II Q            I Q             IV Q            III Q           II Q
---------------------------------------------------      ---------       ---------        ---------       ---------       ---------

TOTAL INTEREST INCOME .............................      $ 519,496       $ 515,557        $ 515,516       $ 516,294       $ 498,500
TOTAL INTEREST EXPENSE ............................        286,690         274,866          262,854         247,863         237,352
                                                         ---------       ---------        ---------       ---------       ---------
NET INTEREST INCOME ...............................        232,806         240,691          252,662         268,431         261,148
Provision for loan losses .........................         15,834          15,701           20,040          22,076          21,026
                                                         ---------       ---------        ---------       ---------       ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .......................        216,972         224,990          232,622         246,355         240,122
                                                         ---------       ---------        ---------       ---------       ---------
Service charges on deposit accounts ...............         40,097          41,660           42,774          41,700          36,065
Brokerage and insurance income ....................         13,945          15,284           13,373          14,620          12,540
Trust services ....................................         13,165          12,863           12,828          12,625          13,143
Electronic banking fees ...........................         11,250           9,849           10,082           9,771           9,410
Bank Owned Life Insurance income ..................          9,486           9,186            9,390           9,390           9,390
Mortgage banking ..................................          8,122           8,515            9,426          14,282          17,224
Securitization income .............................          6,488         (10,208)              --              --              --
Credit card fees ..................................          1,340           1,793            5,091           6,626           6,255
Other .............................................         11,668          11,989           11,374           6,103          11,029
                                                         ---------       ---------        ---------       ---------       ---------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES
     GAINS ........................................        115,561         100,931          114,338         115,117         115,056
                                                         ---------       ---------        ---------       ---------       ---------
Securities gains ..................................            103          24,763            7,905             537           2,220
Gain on sale of credit card portfolio .............             --              --          108,530              --              --
                                                         ---------       ---------        ---------       ---------       ---------
TOTAL NON-INTEREST INCOME .........................        115,664         125,694          230,773         115,654         117,276
                                                         ---------       ---------        ---------       ---------       ---------
Personnel and related costs .......................        104,133         102,344          100,654         104,730         107,263
Equipment .........................................         18,863          19,412           18,161          16,059          15,573
Net occupancy .....................................         18,613          19,135           17,890          16,799          13,563
Outside data processing and other services.........         15,336          15,002           15,642          15,929          15,923
Amortization of intangible assets .................          9,206           9,196            9,307           9,326           9,336
Marketing .........................................          7,742           7,993            9,642           9,049           7,319
Telecommunications ................................          6,472           6,749            7,108           7,412           6,935
Printing and supplies .............................          4,956           4,617            5,483           5,254           4,734
Legal and other professional services .............          4,815           4,500            5,868           4,754           5,803
Franchise and other taxes .........................          2,635           2,438            2,708           3,598           3,981
Other .............................................          5,305           8,720           12,432          13,279          11,708
                                                         ---------       ---------        ---------       ---------       ---------
TOTAL NON-INTEREST EXPENSE BEFORE OTHER
  NON-RECURRING EXPENSES ..........................        198,076         200,106          204,895         206,189         202,138
                                                         ---------       ---------        ---------       ---------       ---------
Other non-recurring expenses ......................             --              --           96,791              --              --
                                                         ---------       ---------        ---------       ---------       ---------
TOTAL NON-INTEREST EXPENSE ........................        198,076         200,106          301,686         206,189         202,138
                                                         ---------       ---------        ---------       ---------       ---------
INCOME BEFORE INCOME TAXES ........................        134,560         150,578          161,709         155,820         155,260
Provision for income taxes ........................         37,039          46,405           46,769          50,233          50,285
                                                         ---------       ---------        ---------       ---------       ---------

NET INCOME ........................................      $  97,521       $ 104,173        $ 114,940       $ 105,587       $ 104,975
                                                         =========       =========        =========       =========       =========

PER COMMON SHARE (1)
 Net income
     Diluted ......................................      $    0.40       $    0.42        $    0.45       $    0.41       $    0.41
     Diluted - Cash Basis .........................      $    0.43       $    0.45        $    0.48       $    0.44       $    0.44
 Cash Dividends Declared ..........................      $    0.18       $    0.18        $    0.18       $    0.18       $    0.16

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...............................      $ 232,806       $ 240,691        $ 252,662       $ 268,431       $ 261,148
Tax Equivalent Adjustment (2) .....................          2,074           2,157            2,249           2,280           2,390
                                                         ---------       ---------        ---------       ---------       ---------
Tax Equivalent Net Interest Income ................      $ 234,880       $ 242,848        $ 254,911       $ 270,711       $ 263,538
                                                         =========       =========        =========       =========       =========


(1)  Adjusted for the ten percent stock dividend distributed July 31, 2000.

(2)  Calculated assuming a 35% tax rate.

-------------------------------------------------------------------------------------------------------------------
STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND REGULATORY CAPITAL DATA



-------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
-------------------------------------------------------------------------------------------------------------------


                                                -------------------------      ------------------------------------
                                                          2000                                1999
                                                -------------------------      ------------------------------------
                                                   II Q          I Q             IV Q         III Q         II Q
                                                -----------   -----------      ---------    ----------    ---------

High...................................          $20 13/16     $21 13/16        $27 15/16    $30 13/16     $30 15/16
Low....................................           14 3/8        16 1/8           19 1/2       22 7/16       25 3/16
Close..................................           14 3/8        20 5/16          21 11/16     24 1/8        28 15/16
Cash dividends declared................          $0.18         $0.18            $0.18        $0.18         $0.16



Note: Stock price quotations were obtained from NASDAQ.



-------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
-------------------------------------------------------------------------------------------------------------------


                                                -------------------------      ------------------------------------
                                                          2000                                1999
MARGIN ANALYSIS - AS A %                        -------------------------      ------------------------------------
OF AVERAGE EARNING ASSETS (2)                      II Q          I Q             IV Q         III Q         II Q
----------------------------------------------  -----------   -----------      ---------    ----------    ---------

Interest Income...............................       8.27%         8.08%          7.98%         8.07%        7.87%
Interest Expense..............................       4.55%         4.30%          4.04%         3.85%        3.73%
                                                -----------   -----------      ---------    ----------    ---------
     Net Interest Margin                             3.72%         3.78%          3.94%         4.22%        4.14%
                                                ===========   ===========      =========    ==========    =========

RETURN ON
----------------------------------------------
Average total assets..........................       1.37%         1.45%          1.57%         1.45%        1.47%
Average total assets - cash basis.............       1.51%         1.58%          1.71%         1.59%        1.61%

Average shareholders' equity..................      17.79%        18.99%         21.64%        19.07%       19.48%
Average shareholders' equity - cash basis.....      27.26%        29.01%         33.69%        29.54%       30.61%


Efficiency Ratio..............................      53.89%        53.93%         52.97%        51.02%       50.93%



                                                -------------------------      ------------------------------------
                                                           2000                                1999
REGULATORY CAPITAL DATA                         -------------------------      ------------------------------------
(in millions of dollars)                           II Q          I Q             IV Q         III Q         II Q
----------------------------------------------  -----------   -----------      ---------    ----------    ---------

Total Risk-Adjusted Assets....................    $25,900       $25,251       $ 25,298       $25,309     $ 24,829

Tier 1 Risk-Based Capital Ratio...............       7.40%         7.23%          7.52%         7.32%        7.29%
Total Risk-Based Capital Ratio................      10.90%        10.90%         10.72%        10.62%       10.65%
Tier 1 Leverage Ratio.........................       6.89%         6.45%          6.72%         6.58%        6.45%

(1)  Adjusted for the ten percent stock dividend distributed July 31, 2000.
(2)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

                  PART II.  OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Bancshares Incorporated held its annual meeting of shareholders on April 20, 2000. At that meeting, shareholders approved the following management proposals:

                                                                                     ABSTAIN/             BROKER
                                                FOR               AGAINST            WITHHELD            NONVOTES
                                                ---               -------            --------            --------
1.  Election of directors
    to serve as Class I
    Directors until the year 2003
    Annual Meeting of Shareholders
    as follows:

    Peter Geier                             186,612,547                              5,697,548
    John B. Gerlach, Jr.                    187,267,855                              5,042,239
    Robert H. Schottenstein                 186,913,468                              5,693,627
    William J. Williams                     186,905,954                              5,404,141


2.  Ratification of Ernst &
    Young LLP to serve as
    independent auditors for
    the Corporation for the
    year 2000                               189,546,301           1,484,395          1,279,399              0


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

                                 (ii) Amended and Restated Bylaws -- previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.


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


                           10.   Material contracts

                                 (a) First Amendment -- Huntington Bancshares
                                 Incorporated Amended and Restated 1994 Stock
                                 Option Plan

                                 (b) Third Amendment - Huntington Bancshares
                                 Incorporated 1990 Stock Option Plan

                                 (c) Sixth Amendment - Huntington Bancshares
                                 Incorporated 1983 Stock Option Plan


                           27.   Financial Data Schedule

                           99.   Earnings to Fixed Charges


                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated April 13, 2000, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter 2000.

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



                                           Huntington Bancshares Incorporated
                                           ----------------------------------
                                                      (Registrant)




Date:    August 11, 2000                   /s/ Richard A. Cheap
                                           -------------------------------------
                                           Richard A. Cheap
                                           General Counsel and Secretary




Date:    August 11, 2000                   /s/ Anne Creek
                                           -------------------------------------
                                           Anne Creek
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)