Form 10-Q
period 2000-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2000-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED September 30, 2000


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

 Yes   X     No
     ----        ----



There were 250,849,355 shares of Registrant's without par value common stock outstanding on October 31, 2000.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           September 30, 2000 and 1999 and December 31, 1999                3

           Consolidated Statements of Income -
           For the three and nine months ended September 30, 2000
           and 1999                                                         4

           Consolidated Statements of Changes in Shareholders' Equity -
           For the nine months ended September 30, 2000 and 1999            5

           Consolidated Statements of Cash Flows -
           For the nine months ended September 30, 2000 and 1999            6

           Notes to Unaudited Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      23


PART II.   OTHER INFORMATION

Item 2.    Changes in securities and use of proceeds                       31

Item 6.    Exhibits and Reports on Form 8-K                                31-32

PART I.  FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,        December 31,         September 30,
 (in thousands of dollars)                                             2000                  1999                 1999
------------------------------------------------------------        ------------         ------------         ------------
ASSETS
Cash and due from banks ....................................        $    980,199         $  1,208,004         $    972,164
Interest bearing deposits in banks .........................               4,922                6,558                7,325
Trading account securities .................................              17,770                7,975                3,964
Federal funds sold and securities
     purchased under resale agreements .....................             127,141               20,877               10,310
Loans held for sale ........................................             115,541              141,723              681,505
Securities available for sale - at fair value ..............           4,696,241            4,870,203            5,086,596
Investment securities - fair value $17,000; $18,662;
     and $20,129, respectively .............................              17,053               18,765               20,110
Total loans (1) ............................................          20,328,152           20,668,437           20,009,020
     Less allowance for loan losses ........................             294,686              299,309              295,612
                                                                    ------------         ------------         ------------
Net loans ..................................................          20,033,466           20,369,128           19,713,408
                                                                    ------------         ------------         ------------
Bank owned life insurance ..................................             793,856              765,399              756,008
Premises and equipment .....................................             442,676              438,871              434,584
Customers' acceptance liability ............................              14,065               17,167               24,684
Accrued income and other assets ............................           1,334,263            1,172,283            1,263,964
                                                                    ------------         ------------         ------------

TOTAL ASSETS ...............................................        $ 28,577,193         $ 29,036,953         $ 28,974,622
                                                                    ============         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1) .........................................        $ 19,533,166         $ 19,792,603         $ 19,241,808
Short-term borrowings ......................................           2,133,311            2,121,989            2,501,862
Bank acceptances outstanding ...............................              14,065               17,167               24,684
Medium-term notes ..........................................           2,702,150            3,254,150            3,424,150
Subordinated notes and other long-term debt ................             870,889              697,677              700,597
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
  junior subordinated debentures of the Parent Company ....              300,000              300,000              300,000
Accrued expenses and other liabilities .....................             740,047              671,011              622,356
                                                                    ------------         ------------         ------------
     Total Liabilities .....................................          26,293,628           26,854,597           26,815,457
                                                                    ------------         ------------         ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding .................................                 ---                  ---                  ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,256,
          233,844,820, and 233,844,900 shares, respectively;
          outstanding 250,849,574, 228,888,221, and
          229,807,644 shares, respectively .................           2,493,912            2,284,956            2,285,494
     Treasury stock ........................................            (128,995)            (137,268)            (112,229)
     Accumulated other comprehensive income ................             (81,647)             (94,093)             (73,746)
     Retained earnings .....................................                 295              128,761               59,646
                                                                    ------------         ------------         ------------
     Total Shareholders' Equity ............................           2,283,565            2,182,356            2,159,165
                                                                    ------------         ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................        $ 28,577,193         $ 29,036,953         $ 28,974,622
                                                                    ============         ============         ============

(1) See page 12 for detail on total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------------     -------------------------------
 (in thousands of dollars, except per share amounts)        2000                1999              2000             1999
---------------------------------------------------     -------------      -------------     -------------     -------------

Interest and fee income
     Loans ........................................     $     459,860      $     434,159     $   1,348,103     $   1,259,791
     Securities ...................................            71,385             78,632           211,427           235,363
     Other ........................................             4,546              3,503            11,314            15,332
                                                        -------------      -------------     -------------     -------------
               TOTAL INTEREST INCOME ..............           535,791            516,294         1,570,844         1,510,486
                                                        -------------      -------------     -------------     -------------
Interest expense
     Deposits .....................................           202,659            159,509           577,521           468,982
     Short-term borrowings ........................            30,998             26,700            80,978            87,703
     Medium-term notes ............................            44,292             46,575           143,489           120,682
     Subordinated notes and other long-term debt ..            21,973             15,079            59,490            44,019
                                                        -------------      -------------     -------------     -------------
               TOTAL INTEREST EXPENSE .............           299,922            247,863           861,478           721,386
                                                        -------------      -------------     -------------     -------------

               NET INTEREST INCOME ................           235,869            268,431           709,366           789,100
Provision for loan losses .........................            26,396             22,076            57,931            68,407
                                                        -------------      -------------     -------------     -------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES           209,473            246,355           651,435           720,693
                                                        -------------      -------------     -------------     -------------

Total non-interest income(1).......................           121,652            115,654           363,010           342,802
Total non-interest expense(1) .....................           263,585            206,189           661,767           610,433
                                                        -------------      -------------     -------------     -------------

               INCOME BEFORE INCOME TAXES .........            67,540            155,820           352,678           453,062
Provision for income taxes ........................            17,010             50,233           100,454           145,928
                                                        -------------      -------------     -------------     -------------

               NET INCOME .........................     $      50,530      $     105,587     $     252,224     $     307,134
                                                        =============      =============     =============     =============


PER COMMON SHARE(2)
     Net income
          Basic ...................................             $0.20             $ 0.42            $ 1.02             $1.21
          Diluted .................................             $0.20             $ 0.41            $ 1.01             $1.20

Cash dividends declared ...........................             $0.20             $ 0.18            $ 0.56             $0.50

AVERAGE COMMON SHARES(2) ..........................
          Basic ...................................       251,113,540        253,145,949       247,983,936       253,936,102
          Diluted .................................       252,032,874        255,216,297       248,908,848       256,138,420

(1) See page 13 for detail of non-interest income and non-interest expense.
(2) Adjusted for the ten percent stock dividend distributed July 2000.

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                        COMMON STOCK         TREASURY STOCK       OTHER
                                                    --------------------   ------------------- COMPREHENSIVE  RETAINED
In thousands                                        SHARES     AMOUNT      SHARES     AMOUNT   INCOME (LOSS)  EARNINGS      TOTAL
                                                    ------     ------      ------     ------   -------------  --------      -----
Nine Months Ended September 30, 1999:
 Balance, beginning of period                       212,596  $ 2,137,915   (1,850)   $ (49,271)   $ 24,693   $ 35,458   $ 2,148,795
    Comprehensive Income:
    Net income                                                                                                307,134       307,134
    Unrealized net holding losses on securities
      available for sale arising during the period                                                 (98,439)                 (98,439)
                                                                                                                        -----------
      Total comprehensive income                                                                                            208,695
                                                                                                                        -----------
   Cash Dividends declared                                                                                   (130,011)     (130,011)
   Stock options exercised                                        (5,005)     294        8,193                                3,188
   10% stock dividend                                21,249      152,584     (304)                           (152,935)         (351)
   Treasury shares purchased                                               (2,201)     (71,860)                             (71,860)
   Treasury shares sold to
     employee benefit plans                                                    24          709                                  709
                                                    -------  -----------   ------    ---------   ---------   --------   -----------
 Balance, end of period                             233,845  $ 2,285,494   (4,037)  $ (112,229)  $ (73,746)  $ 59,646   $ 2,159,165
                                                    =======  ===========   ======    =========   =========   ========   ===========


NINE MONTHS ENDED SEPTEMBER 30, 2000:
 BALANCE, BEGINNING OF PERIOD                       233,845  $ 2,284,956   (4,957)  $ (137,268)  $ (94,093)  $128,761   $ 2,182,356
    Comprehensive Income:
    Net income                                                                                                252,224       252,224
    Unrealized net holding losses on securities
      available for sale arising during the period                                                  12,446                   12,446
                                                                                                                        -----------
      Total comprehensive income                                                                                            264,670
                                                                                                                        -----------
    Stock issued for acquisition                                 (29,399)   7,175      171,781                              142,382
    Cash dividends declared                                                                                  (139,028)     (139,028)
    Stock options exercised                                       (3,128)     105        3,405                                  277
    10% stock dividend                               24,021      241,483   (1,182)                           (241,662)         (179)
    Treasury shares purchased                                              (8,188)    (167,612)                            (167,612)
    Treasury shares sold to
       employee benefit plans                                                  30          699                                  699
                                                    -------  -----------   ------    ---------   ---------   --------   -----------
 Balance, end of period                             257,866  $ 2,493,912   (7,017)  $ (128,995)  $ (81,647)  $    295   $ 2,283,565
                                                    =======  ===========   ======    =========   =========   ========   ===========


See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
(in thousands of dollars)                                                            2000               1999
-------------------------------------------------------------------------------  ------------       ------------

Operating Activities
      Net Income                                                                 $   252,224        $   307,134
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Provision for loan losses                                             57,931             68,407
                Provision for depreciation and amortization                           85,053             85,691
                Deferred income tax expense                                           59,114             42,854
                Increase in trading account securities                                (9,795)              (125)
                Decrease in loans held for sale                                       26,182            328,262
                Net gains on sales of securities available for sale                  (36,245)            (5,067)
                Losses on loan securitizations                                         4,118                ---
                Increase in accrued income receivable                                (31,769)           (30,331)
                Net increase in other assets                                         (43,571)          (110,193)
                Increase in accrued expenses                                          33,343             17,082
                Decrease in other liabilities                                        (10,807)            (9,854)
                Write-down of lease residual values                                   50,000                ---
                                                                                 -----------        -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                    435,778            693,860
                                                                                 -----------        -----------

INVESTING ACTIVITIES
      Decrease in interest bearing deposits in banks                                   1,636             95,239
      Proceeds from
          Maturities and calls of investment securities                                1,692              4,796
          Maturities and calls of securities available for sale                      226,039            570,841
          Sales of securities available for sale                                   1,096,042          1,660,969
      Purchases of securities available for sale                                    (168,418)        (2,686,470)
      Proceeds from securitizations/sales of loans                                 1,264,241                ---
      Net loan originations, excluding sales                                      (1,576,285)        (1,168,814)
      Proceeds from sale of premises and equipment                                     2,351             14,410
      Purchases of premises and equipment                                            (38,444)           (52,801)
      Net cash received in purchase acquisitions                                      12,004                ---
      Proceeds from sales of other real estate                                        12,023             11,180
                                                                                 -----------        -----------
                        NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES         832,881         (1,550,650)
                                                                                 -----------        -----------

FINANCING ACTIVITIES
      Decrease in total deposits                                                    (688,000)          (480,924)
      Increase in short-term borrowings                                                1,322            285,218
      Proceeds from issuance of long-term debt                                       150,000                ---
      Maturity of long-term debt                                                         ---             (7,000)
      Proceeds from issuance of medium-term notes                                    530,000          2,082,000
      Payment of medium-term notes                                                (1,082,000)        (1,197,750)
      Dividends paid on common stock                                                (134,707)          (125,895)
      Repurchases of common stock                                                   (167,612)           (71,860)
      Proceeds from issuance of common stock                                             797              3,897
                                                                                 -----------        -----------
                        NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES      (1,390,200)           487,686
                                                                                 -----------        -----------
                        CHANGE IN CASH AND CASH EQUIVALENTS                         (121,541)          (369,104)
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,228,881          1,351,578
                                                                                 -----------        -----------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 1,107,340        $   982,474
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

D.       Acquisitions

         Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock in the second quarter, all of which were purchased on the open market during the first quarter 2000, in exchange for all of the common stock of Empire. In addition, Huntington acquired J. Rolfe Davis Insurance Agency, Inc. (JRD), headquartered in Maitland, Florida, on August 31, 2000. Huntington paid $8.2 million in cash and issued approximately 695,000 shares of common stock for all of the common stock of JRD. Both transactions were accounted for as purchases; accordingly, the results of Empire and JRD have been included in the unaudited consolidated financial statements from the respective dates of acquisition.

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


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                            -------------------       --------------------
(in thousands, except per share amounts)      2000         1999        2000         1999
                                            -------      -------      -------      -------

Net Income                                  $50,530     $105,587     $252,224     $307,134
                                            =======     ========     ========     ========

Average common shares outstanding           251,114      253,146      247,984      253,936
Dilutive effect of stock options                919        2,070          925        2,202
                                            -------      -------      -------      -------
     Diluted common shares outstanding      252,033      255,216      248,909      256,138
                                            =======      =======      =======      =======

Earnings per share
     Basic                                    $0.20        $0.42        $1.02        $1.21
     Diluted                                  $0.20        $0.41        $1.01        $1.20

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


F.       Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypasses net income. Currently, Huntington's only component of Other Comprehensive Income is the unrealized gains (losses) on securities available for sale. The related before and after tax amounts are as follows:

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ----------------------        ----------------------
(in thousands)                                                      2000           1999           2000           1999
                                                                   -------       --------        -------       --------
Unrealized holding (losses) gains arising during the period:
     Unrealized net gains (losses)                                 $49,143       $(27,576)       $55,772      $(147,391)
     Related tax (expense) benefit                                 (17,407)         9,744        (19,767)        52,245
                                                                   -------       --------        -------       --------
          Net                                                       31,736        (17,832)        36,005        (95,146)
                                                                   -------       --------        -------       --------

Less: Reclassification adjustment for net gains
     realized during the period:
     Realized net gains                                             11,379            537         36,245          5,067
     Related tax expense                                            (3,983)          (188)       (12,686)        (1,774)
                                                                   -------       --------        -------       --------
          Net                                                        7,396            349         23,559          3,293
                                                                   -------       --------        -------       --------

Total Other Comprehensive Income (Loss)                            $24,340       $(18,181)       $12,446       $(98,439)
                                                                   =======       ========        =======       ========

G.       Lines of Business

         Listed below is certain financial information regarding Huntington's 2000 and 1999 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.

------------------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                   Private
INCOME STATEMENT                            Retail     Corporate     Dealer       Financial     Treasury/    Huntington
(in thousands of dollars)                   Banking     Banking      Sales(1)       Group         Other     Consolidated
------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                  $134,771     $ 67,999     $ 50,200      $  7,641     $(22,720)     $237,891
Provision for Loan Losses                     7,820        3,016       15,477            83          ---        26,396
Non-Interest income                          66,222       14,559        3,234        15,401       22,236       121,652
Non-Interest expense                        136,093       30,320       64,126        14,606       18,440       263,585
Income Taxes/FTE Adjustment                  17,668       15,236      (10,600)        2,586       (5,858)       19,032
                                           --------     --------     --------      --------     --------      --------
Net income                                 $ 39,412     $ 33,986     $(15,569)     $  5,767     $(13,066)     $ 50,530
                                           ========     ========     ========      ========     ========      ========

Depreciation and Amortization              $  7,330     $    566     $    254      $    380     $ 20,319      $ 28,849
                                           ========     ========     ========      ========     ========      ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  7,158     $  7,168     $  6,489      $    620     $  7,263      $ 28,698
Average Deposits                           $ 16,526     $  1,627     $     80      $    612     $    937      $ 19,782
Capital Expenditures                       $      5     $    ---     $    ---      $    ---     $     10      $     15



(1) Includes a $32.5 million, net of tax, special charge to write-down lease residual values. Excluding the charge, net income was $16.9 million.

------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------
                                                                                 Private
INCOME STATEMENT                            Retail     Corporate      Dealer     Financial    Treasury/      Huntington
(in thousands of dollars)                  Banking      Banking       Sales        Group        Other       Consolidated
------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                  $145,486     $ 62,932     $ 52,035     $  8,053     $  2,205      $270,711
Provision for Loan Losses                     9,323        1,844       10,234          675          ---        22,076
Non-Interest income                          73,987       14,681        1,147       12,697       13,142       115,654
Non-Interest expense                        134,753       30,954       12,560       12,546       15,376       206,189
Income Taxes/FTE Adjustment                  25,043       14,885       10,093        2,501           (9)       52,513
                                           --------     --------     --------     --------     --------      --------
Net income                                 $ 50,354     $ 29,930     $ 20,295     $  5,028     $    (20)     $105,587
                                           ========     ========     ========     ========     ========      ========

Depreciation and Amortization              $  9,906     $    692     $    189     $    333     $ 15,277      $ 26,397
                                           ========     ========     ========     ========     ========      ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  7,642     $  6,810     $  6,344     $    593     $  7,412      $ 28,801
Average Deposits                           $ 16,785     $    977     $     66     $    618     $    753      $ 19,199
Capital Expenditures                       $      5     $      1     $    ---     $    ---     $      9      $     15

------------------------------------------------------------------------------------------------------------------------
                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                  Private
INCOME STATEMENT                           Retail       Corporate    Dealer      Financial     Treasury/     Huntington
(in thousands of dollars)                  Banking      Banking      Sales(2)      Group         Other      Consolidated
------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                  $399,392     $193,992     $144,375     $ 23,365     $(45,505)     $715,619
Provision for Loan Losses                    15,968        7,108       34,310          545          ---        57,931
Non-Interest income                         204,841       45,679       13,448       40,715       58,327       363,010
Non-Interest expense                        410,453       86,120       88,907       38,774       37,513       661,767
Income Taxes/FTE Adjustment                  57,039       46,940        6,719        7,937      (11,928)      106,707
                                           --------     --------     --------     --------     --------      --------
Net income                                 $120,773     $ 99,503     $ 27,887     $ 16,824     $(12,763)     $252,224
                                           ========     ========     ========     ========     ========      ========

Depreciation and Amortization              $ 25,500     $  1,831     $    716     $    964     $ 56,042      $ 85,053
                                           ========     ========     ========     ========     ========      ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  6,982     $  7,031     $  6,767       $  602     $  7,360      $ 28,742
Average Deposits                           $ 16,440     $  1,445     $     75       $  637     $  1,152      $ 19,749
Capital Expenditures                       $     20     $      2     $      3       $  ---           13      $     38



(2) Includes a $32.5 million, net of tax, special charge to write-down lease residual values. Excluding the charge, net income was $60.4 million.

----------------------------------------------------------------------------------------------------------------------
                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                  Private
INCOME STATEMENT                            Retail     Corporate      Dealer     Financial     Treasury/   Huntington
(in thousands of dollars)                   Banking     Banking        Sales       Group        Other     Consolidated
----------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                  $424,146     $185,246     $142,595     $ 24,748     $ 19,539     $796,274
Provision for Loan Losses                    30,400        6,048       30,894        1,065          ---       68,407
Non-Interest income                         217,471       44,675        2,183       37,930       40,543      342,802
Non-Interest expense                        403,554       88,906       36,528       35,158       46,287      610,433
Income Taxes/FTE Adjustment                  69,088       44,906       25,733        8,803        4,572      153,102
                                           --------     --------     --------     --------     --------     --------
Net income                                 $138,575     $ 90,061     $ 51,623     $ 17,652     $  9,223     $307,134
                                           ========     ========     ========     ========     ========     ========

Depreciation and Amortization              $ 34,445     $  1,980     $    557     $  1,061     $ 47,648     $ 85,691
                                           ========     ========     ========     ========     ========     ========

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  7,647     $  6,689     $  6,083     $    588     $  7,646     $ 28,653
Average Deposits                           $ 16,960     $    955     $     65     $    615     $    540     $ 19,135
Capital Expenditures                       $     14     $      3     $    ---     $    ---     $     36     $     53

H. Security Sales and Loan Securitizations

         During the first nine months of 2000, Huntington realized net security and securitization gains of $32.1 million, compared with $5.1 million in the same period a year ago. Security sales netted gains of $36.2 million and included sales of portions of Huntington's investment in S1 Corporation common stock and other investments for gains of $63.5 million. Substantially offsetting these gains, were losses of $27.3 million related to the strategic sales of $810 million of lower yielding securities.

         During the third quarter and first nine months of 2000, Huntington securitized and sold $326 million and $1.4 billion of automobile loans, respectively. No securitization gains or losses were realized during the third quarter; however, $4.1 million of losses were recorded during the first half of the year.

         Huntington also securitized $450 million and $730 million of residential mortgage loans during the third quarter and first nine months of 2000, respectively. Huntington initially retained all of the resulting securities and accordingly, reclassified the securitized amount from loans to securities available for sale.

--------------------------------------------------------------------------------
 FINANCIAL REVIEW




--------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,   December 31,     September 30,
 (in thousands of dollars)                                       2000            1999             1999
---------------------------------------------------------     -----------     -----------     -----------

Commercial (unearned income $1,728; $2,550; $2,919)(1) ..     $ 6,494,013     $ 6,300,414     $ 6,103,070
Real Estate
    Construction ........................................       1,288,897       1,236,776       1,140,187
    Commercial ..........................................       2,218,825       2,151,673       2,178,699
Consumer
    Loans (unearned income $4,523; $5,974; $6,577)(1) ...       6,403,858       6,793,295       6,646,202
    Leases (unearned income $503,369; $410,239; $364,406)       3,007,446       2,741,735       2,506,509
    Residential Mortgage ................................         915,113       1,444,544       1,434,353
                                                              -----------     -----------     -----------

     TOTAL LOANS ........................................     $20,328,152     $20,668,437     $20,009,020
                                                              ===========     ===========     ===========


--------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
--------------------------------------------------------------------------------

                                                             SEPTEMBER 30,    December 31,    September 30,
 (in thousands of dollars)                                       2000            1999             1999
----------------------------------------------------------------------------------------------------------

Demand deposits
     Non-interest bearing ...............................     $ 3,169,099     $ 3,418,100     $ 3,446,335
     Interest bearing ...................................       4,359,430       4,046,472       3,992,281
Savings deposits ........................................       3,541,828       3,793,423       3,913,900
Certificates of deposit
   Less than $100,000 ...................................       5,927,733       5,547,266       5,614,179
   $100,000 or more .....................................         917,412         932,662         933,765
                                                              -----------     -----------     -----------
     TOTAL CORE DEPOSITS ................................      17,915,502      17,737,923      17,900,460
                                                              -----------     -----------     -----------
Other domestic time deposits of $100,000 or more ........       1,296,810       1,188,465         855,505
Foreign time deposits ...................................         320,854         866,215         485,843
                                                              -----------     -----------     -----------

     TOTAL DEPOSITS .....................................     $19,533,166     $19,792,603     $19,241,808
                                                              ===========     ===========     ===========










(1) Balance at September 1999, excludes $25 million of business credit card and $518 million of consumer credit card receivables, respectively, classified as "held for sale".

--------------------------------------------------------------------------------
 FINANCIAL REVIEW

--------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST INCOME
--------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------    PERCENT    ---------------------      PERCENT
 (in thousands of dollars)                        2000         1999       CHANGE       2000         1999       CHANGE
-------------------------------------------     --------     --------     ------     --------     --------     -------

Service charges on deposit accounts .......     $ 39,722     $ 41,700       (4.7)%   $121,479     $113,541        7.0%
Brokerage and insurance income ............       15,564       14,620        6.5       44,793       38,703       15.7
Trust services ............................       13,181       12,625        4.4       39,209       39,202        0.0
Electronic banking fees ...................       11,238        9,771       15.0       32,337       27,219       18.8
Bank Owned Life Insurance income ..........        9,786        9,390        4.2       28,458       28,170        1.0
Mortgage banking ..........................        9,412       14,282      (34.1)      26,049       47,464      (45.1)
Credit card fees ..........................        1,744        6,626      (73.7)       4,877       18,223      (73.2)
Other .....................................        9,626        6,103       57.7       33,681       25,213       33.6
                                                --------     --------                --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   AND SECURITIZATION GAINS ...............      110,273      115,117       (4.2)     330,883      337,735       (2.0)
Securities and securitization gains .......       11,379          537        N.M.      32,127        5,067        N.M.
                                                --------     --------                --------     --------

TOTAL NON-INTEREST INCOME .................     $121,652     $115,654        5.2%    $363,010     $342,802        5.9%
                                                ========     ========                ========     ========





--------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST EXPENSE
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                ---------------------     PERCENT    ---------------------     PERCENT
 (in thousands of dollars)                        2000        1999        CHANGE       2000        1999        CHANGE
-------------------------------------------     --------     --------     ------     --------     --------     -------

 Personnel and related costs ..............     $109,463     $104,730        4.5%    $315,940     $319,247       (1.0)%
 Net occupancy ............................       19,520       16,799       16.2       57,268       44,279       29.3
 Equipment ................................       18,983       16,059       18.2       57,258       48,505       18.1
 Outside data processing and other services       15,531       15,929       (2.5)      45,869       47,244       (2.9)
 Amortization of intangible assets ........       10,311        9,326       10.6       28,713       27,990        2.6
 Marketing ................................        8,557        9,049       (5.4)      24,292       22,864        6.3
 Telecommunications .......................        6,480        7,412      (12.6)      19,701       21,411       (8.0)
 Printing and supplies ....................        4,849        5,254       (7.7)      14,422       14,744       (2.2)
 Legal and other professional services ....        4,719        4,754       (0.7)      14,034       15,301       (8.3)
 Franchise and other taxes ................        2,841        3,598      (21.0)       7,914       11,966      (33.9)
 Other ....................................       12,331       13,279       (7.1)      26,356       36,882      (28.5)
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
   CHARGE .................................      213,585      206,189        3.6      611,767      610,433        0.2
Special charge ............................       50,000         ---         N.M.      50,000         ---         N.M.
                                                --------     --------                --------     --------

 TOTAL NON-INTEREST EXPENSE ...............     $263,585     $206,189       27.8%    $661,767     $610,433        8.4%
                                                ========     ========                ========     ========

N.M. -- Not Meaningful.

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

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements about Huntington, including descriptions of products or services, plans or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

         By their nature, forward-looking statements are subject to risks and uncertainties. A number of factors--many of which are beyond Huntington's control--could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, changes in business and economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure.

         Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events, such as further market deterioration that adversely affects credit quality, vehicle lease residual values, and/or other asset values.

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the third quarter of 2000 should be read in conjunction with the financial statements, notes, and other information contained in this document.

ACQUISITIONS

Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock, all of which were purchased on the open market during the first quarter 2000, in exchange for all of the common stock of Empire. Total loans and deposits increased $395 million and $435 million, respectively, at the date of the merger. Additionally, Huntington acquired J. Rolfe Davis Insurance Agency, Inc.
(JRD), headquartered in Maitland, Florida, on August 31, 2000. Huntington paid $8.2 million in cash and issued approximately 695,000 shares of common stock for all of the common stock of JRD. Both transactions were accounted for as purchases; accordingly, the results of Empire and JRD have been included in the unaudited consolidated financial statements from the respective dates of acquisition.

OVERVIEW

         Huntington reported net income of $50.5 million, or $.20 per share, for the third quarter and $252.2 million, or $1.01 per share, for the first nine months of 2000. In the same periods last year, net income totaled $105.6 million, or $.41 per share, and $307.1 million, or $1.20 per share. The current quarter results include a special charge of $32.5 million after-tax, or $.13 per share, to write-down residual values associated with Huntington's $3.0 billion vehicle lease portfolio. Excluding the special charge, earnings per share for the third quarter and first nine months of 2000 were $.33 and $1.14, respectively. On this same basis, Huntington's return on average assets (ROA) was 1.15% and 1.32% in the recent three and nine-month periods and its return on average equity (ROE) was 14.04% and 16.87%.

         Huntington's "cash basis" earnings per share (which excludes the effect of amortization of goodwill and other intangibles as well as the special lease charge) was $.36 for the quarter just ended, compared with $.44 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, were 1.30% and 22.74% for the third quarter of 2000, respectively. For the first nine months of the year, cash basis ROA and ROE were 1.46% and 26.28%, respectively.

         Total assets at September 30, 2000, were $28.6 billion, down from $29.0 billion at year-end. The reduction is indicative of a balance sheet repositioning program undertaken in 2000 that included automobile loan securitizations totaling $1.3 billion and the sale of approximately $810 million of lower-yielding securities from Huntington's investment portfolio. These transactions reduced Huntington's reliance on wholesale funding sources and mitigated the impact of future interest rate increases on its earnings.

         Managed total loans, which include securitized loans, increased at an annualized rate of 9% versus the second quarter of this year and 10% over the third quarter 1999, after adjusting for the impact of the Empire acquisition and the fourth quarter 1999 sale of Huntington's credit card portfolio. Managed consumer loans grew 22% on a linked-quarter annualized basis driven by automobile financing and home equity lending, each of which grew 22%. Commercial loans declined from the previous quarter, but were up 4% from a year ago.

         Core deposits totaled $18.2 billion during the third quarter of 2000. Adjusting for Empire, average core deposits were relatively unchanged compared with both the immediately preceding quarter and the third quarter of last year. Customer demand for the new Premier deposit accounts, which are variable rate accounts designed to attract larger deposit relationships, has been strong, with $2.0 billion in balances at the end of the recent quarter. In addition, Huntington further refined its deposit product offerings in the third quarter by adding free checking and introducing money manager relationship products, which reward customers with tailored deposit pricing, product options, and fee waivers based on the customer's total banking and investment relationship with Huntington.

         Short and medium-term borrowings were below the December 31, 1999 levels, due to the aforementioned balance sheet repositioning. Long-term debt increased over the same period as Huntington issued $150 million of regulatory capital qualifying subordinated notes in the first quarter through its bank subsidiary.

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

         Retail Banking net income was $39.4 million and $120.8 million for the third quarter and the first nine months of 2000, respectively. Results for last year include the impact of the fourth quarter 1999 sale of Huntington's credit card portfolio as well as $2.5 million of gains on branch sales in the second quarter of 1999. Net interest income for the recent quarter, on a fully tax equivalent basis, remained relatively unchanged compared with the second quarter of this year and the same period a year ago. The provision for loan losses increased $3.9 million from the immediately preceding quarter principally due to significant loan growth. Non-interest income, as adjusted for the special items in 1999, was relatively unchanged from a year ago as significantly lower mortgage banking income offset growth in retail investment sales, service charge income, and electronic banking fees. Non-interest expenses increased 3% compared with both the quarterly and year-to-date periods last year reflecting investments in personnel and technology to support Huntington's revenue growth initiatives. Retail Banking contributed 47% of Huntington's net income for the quarter and comprised 32% of the organization's loan and lease portfolio. The net income contribution figure is based on Huntington's performance before the special charge discussed later in the section (hereafter defined as "adjusted net income").

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

         Corporate Banking's net interest income was up in the quarter driven by loan growth. Non-interest expense was slightly below last year's levels on both a quarterly and year-to-date basis as cost containment continues to be strong.

 This segment contributed 41% of Huntington's adjusted net income for the quarter and comprised 34% of the organization's loan and lease portfolio.

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

         Dealer Sales' results reflect the impact of the $32.5 million after-tax charge recorded during the third quarter to write-down vehicle lease residual values. Excluding the charge, net income was $16.9 million for the recent quarter and $60.4 million for the first nine months of the year versus $20.3 million and $51.6 million in the same periods of 1999. Non-interest income for the first nine months of 2000 includes gains of $6.1 million on loan securitizations completed during the first half of the year; no securitization gains were recorded during the third quarter. Higher net charge-offs resulted in increases in the provision for loan losses for the three and nine month periods compared with the prior year. This business line constituted 20% of Huntington's adjusted net income for the quarter and 31% of its outstanding loans and leases at the end of the period.

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

         The Private Financial Group reported net income of $5.8 million for the quarter just ended, and $16.8 million for the first nine months. The increase in the quarterly results is due to a 21% increase in non-interest income from higher trust and insurance revenue. The increase in expenses for the same period is primarily due to an increase in sales commissions related to the revenue growth. This segment represented 7% of Huntington's adjusted net income and 3% of total loans and leases.

                                TREASURY / OTHER
                                ----------------
         Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $4.7 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Amortization expense of intangible assets is also a significant component of Treasury/Other.

         This segment's results were a net loss of $13.7 million and $13.4 million in the recent quarter and nine months. The declines from last year were attributable to higher interest rates and the balance sheet repositioning strategy noted earlier. As more fully discussed later, net interest income at risk is now being managed to a lower level, consistent with Huntington's goal of a more stable revenue base.

RESULTS OF OPERATIONS
         For comparative purposes versus prior periods, all growth amounts and rates in this section exclude the current period's special lease charge and are adjusted for the impact of acquisitions, securitization activities, and the fourth quarter 1999 credit card sale.

NET INTEREST INCOME
-------------------
         Net interest income for the three and nine months ended September 30, 2000, was $235.9 million and $709.4 million, respectively, down $20.9 million, or 8% compared with the same quarter last year and 7% on a year-to-date basis. As discussed previously, rising interest rates and a substantial repositioning of the balance sheet contributed to this decline. Compared with the immediately preceding quarter, net interest income increased $4.1 million, or 7% annualized, indicative of solid loan growth and improved core funding. The net interest margin increased two basis points to 3.74% during the third quarter following three consecutive quarters of decline.

PROVISION FOR LOAN LOSSES
-------------------------
         The provision for loan losses is the charge to pre-tax earnings that management estimates to be necessary to maintain the allowance for loan losses at a level adequate to absorb inherent losses in the loan and lease portfolios. The provision for loan losses was $26.4 million for the third quarter, up from $22.1 million in the same period of 1999 primarily due to increased net charge-offs. On a managed basis, annualized net charge-offs for the current quarter increased to .45% from .39% for the third quarter of 1999. On a year-to-date basis, the provision for loan losses was $57.9 million, down $10.5 million from last year. This decline reflects the lower level of charge-offs in 2000, as losses were .37% in the first nine months of the year versus .43% in the same period last year.

NON-INTEREST INCOME
-------------------
         Non-interest income, excluding securities and securitization gains, was $110.3 million for the recent three months and $330.9 million for the first nine months of the year. The quarterly total represents a 4% decline from last year primarily due to a reduction in mortgage banking revenues in the prevailing higher interest rate environment. Excluding mortgage banking, quarterly non-interest income increased 3% from last year. Categories showing quarterly growth were led by electronic banking income, which was up 15% as a result of higher customer usage of Huntington's check card product, deposit account growth, and expansion of Huntington's ATM network. Insurance income, another area of particular focus for growth, was up 13%.

         During the first nine months of 2000, Huntington realized security and securitization gains of $32.1 million, compared with $5.1 million in the same period a year ago. Sales of a portion of Huntington's investment in S1 Corporation common stock and other investment sales generated gains of $63.5 million in the current year. Substantially offsetting these gains, were losses of $27.3 million related to the previously mentioned strategic sale of lower-yielding investment securities. Huntington's auto securitization program netted a $4.1 million loss for the first nine months of 2000. A $10.2 million loss was recorded on the first-quarter transaction as Huntington securitized lower-coupon loans as part of the previously discussed balance sheet repositioning. Gains totaling $6.1 million were realized on subsequent securitization transactions.

NON-INTEREST EXPENSE
--------------------
         Non-interest expense totaled $213.6 million in the third quarter, an adjusted increase of 2% compared with the same period last year. For the first nine months of 2000, non-interest expense remained relatively unchanged from last year. Higher facility and equipment costs related to the new operations center opened in the fall of 1999 and other expansion-related activities were the primary drivers of quarterly expense growth. Additionally, Huntington has made and will continue to make, investments in personnel and technology to support its commitment to growing revenue, resulting in some increase in expenses. However, during this process Huntington expects to maintain the improved cost discipline that has developed within the organization in the past year.

VEHICLE LEASE WRITE-DOWN
------------------------
         During the third quarter, Huntington recorded a special charge of $50.0 million ($32.5 million after-tax) to write-down residual values related to its $3.0 billion vehicle lease portfolio. Including this charge, the lease portfolio has been written-down $108 million. Of this total, $79 million remained available at September 30, 2000, to cover estimated losses inherent in the portfolio. Based on management's projections, this $79 million will cover 100% of the impairment losses in the portfolio given current market conditions. Additionally, Huntington has taken actions, including no longer capitalizing the value of customer-added options, that are expected to mitigate residual value exposure on new business.

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

         At September 30, 2000, the results of Huntington's sensitivity analysis indicated that net interest income would be expected to decline by approximately 1.4% if rates rose 100 basis points and would drop an estimated 2.9% in the event of a gradual 200 basis point increase. If rates declined 100 and 200 basis points, Huntington would benefit 1.4% and 2.6%, respectively. The sensitivity of net interest income to changes in interest rates increased versus the second quarter due to a change in the treatment of retained interests in securitized loans dictated by a new accounting standard. The new rules require the impact of changing rates on the retained interest to be included in net interest income versus the prior treatment, which included the impact in non-interest income. The change in reported sensitivity is not an incremental exposure to changing interest rates. Huntington's recent analysis continues to show a meaningful reduction in sensitivity to rising interest rates compared with year-end 1999, in which the risk to a 200 basis point increase was 4.7%. This reflects the balance sheet repositioning efforts as well as the impact of $2.7 billion (notional value) of derivative contacts entered into in the first quarter of this year. These consisted of pay-fixed interest rate swap contracts and purchased interest rate caps.

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

         The following table illustrates the approximate market values, estimated maturities, and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at September 30, 2000.

                                                     Average                        Average Rate
                                       Notional      Maturity     Market         ------------------
(Dollars in millions)                    Value       (years)      Value          Receive        Pay
                                        ------       --------    -------         -------        ---

ASSET CONVERSION SWAPS
Receive fixed                           $1,500          2.1      $ (14.1)         6.07%        6.70%
Pay fixed                                  200          0.9          0.6          6.69%        6.31%
                                        ------                   -------
Total Asset Conversion Swaps             1,700          1.9        (13.5)         6.14%        6.65%
                                        ------                   -------

LIABILITY CONVERSION SWAPS
Receive fixed                            1,550          4.9        (14.5)         6.59%        6.82%
Pay fixed                                3,285          0.8         (2.2)         6.75%        6.72%
                                        ------                   -------
Total Liability Conversion Swaps         4,835          2.1        (16.7)         6.70%        6.75%
                                        ------                   -------

BASIS PROTECTION SWAPS                     600          0.2         (0.1)         6.69%        6.64%
                                        ------                   -------

TOTAL SWAP PORTFOLIO                    $7,135          1.9      $ (30.3)         6.57%        6.72%
                                        ======                   =======


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

         The contractual amount of interest payments to be exchanged is based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At September 30, 2000, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $64.4 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.

         The total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $1.1 billion at September 30, 2000. The credit exposure from these contracts is not material. Furthermore, these separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

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

         Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Generally, commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge-off may be delayed in circumstances when collateral is repossessed and anticipated to be sold at a future date.

         Total non-performing assets were $88.5 million at September 30, 2000, down $4.8 million from September 30, 1999. As of the same dates, non-performing loans represented .38% and .39% of total loans, while non-performing assets as a percent of total loans and other real estate improved to .44% from .47% one year ago. Loans past due ninety days or more but continuing to accrue interest increased to $80.3 million at September 30, 2000 versus $64.8 million last year.

         The allowance for loan losses (ALL) is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 15% at September 30, 2000, versus 10% one year ago.

         The ALL reserve ratio was 1.45% at the recent quarter end compared with 1.48% at the end of the third quarter last year. As of September 30, 2000, the ALL covered non-performing loans approximately 3.8 times and when combined with the allowance for other real estate owned, was 327% of total nonperforming assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's average equity to average assets increased to 8.20% in the recent quarter from 7.63% in the same three months of last year.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.20%, total risk-based capital ratio was 10.64%, and the leverage ratio was 6.80%. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the second quarter, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program. The shares will be repurchased in the open market and in privately negotiated transactions. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes. During the first nine months of 2000, Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire and JRD. As of September 30, 2000, approximately 15.3 million shares remained available under the authorization. Huntington has not repurchased any shares since September 30, 2000 as management is currently reviewing its capital management strategy, including future share repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found on pages 19 through 21 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 1999.

--------------------------------------------------------------------------------
FINANCIAL REVIEW



SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

-----------------------------------------------------------------------------------------------
(in thousands of dollars)                   SEPTEMBER 30, 2000             December 31, 1999
-----------------------------------------------------------------------------------------------
                                        AMORTIZED                     Amortized
                                          COST         FAIR VALUE        Cost        Fair Value
-----------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .................     $      ---     $      ---     $      801     $      801
     1-5 years ....................          2,008          2,070         51,371         49,328
     6-10 years ...................         86,719         82,744        476,055        446,512
     Over 10 years ................            413            422            ---            ---
                                        ----------     ----------     ----------     ----------
        Total .....................         89,140         85,236        528,227        496,641
                                        ----------     ----------     ----------     ----------

Federal agencies
     Mortgage-backed securities
     Under 1 year .................            136            135            ---            ---
     1-5 years ....................            ---            ---              4              4
     6-10 years ...................         23,921         23,754         27,360         26,992
     Over 10 years ................      1,749,205      1,708,638      1,638,047      1,574,336
                                        ----------     ----------     ----------     ----------
        Total .....................      1,773,262      1,732,527      1,665,411      1,601,332
                                        ----------     ----------     ----------     ----------
     Other agencies
     1-5 years ....................      1,116,185      1,082,941        789,008        760,251
     6-10 years ...................        236,131        227,925        498,790        469,696
     Over 10 years ................        789,110        767,636        868,124        837,422
                                        ----------     ----------     ----------     ----------
        Total .....................      2,141,426      2,078,502      2,155,922      2,067,369
                                        ----------     ----------     ----------     ----------
Other
     Under 1 year .................         22,015         21,965         20,805         20,832
     1-5 years ....................         79,659         80,141        253,363        251,862
     6-10 years ...................         75,793         74,057        130,486        125,951
     Over 10 years ................        584,390        560,536        251,333        239,975
     Marketable equity securities .         56,897         63,277         10,524         66,241
                                        ----------     ----------     ----------     ----------
        Total .....................        818,754        799,976        666,511        704,861
                                        ----------     ----------     ----------     ----------
Total Securities Available for Sale     $4,822,582     $4,696,241     $5,016,071     $4,870,203
                                        ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)



--------------------------------------------------           --------               ---------           --------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                       2000                    1999             % Change
--------------------------------------------------           --------               ---------           ---------

NET INCOME(1) ....................................           $  83,030               $ 105,587             (21.4)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ..................................           $    0.33               $    0.42             (21.4)
          Diluted ................................           $    0.33               $    0.41             (19.5)
     Cash dividends declared .....................           $    0.20               $    0.18              11.1
AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2) .....             252,033                 255,216              (1.2)
KEY RATIOS
Return on:
     Average total assets ........................                1.15%                   1.45%            (20.7)
     Average shareholders' equity ................               14.04%                  19.07%            (26.4)
Efficiency ratio .................................               58.38%                  51.02%             14.4
Average equity/average assets ....................                8.20%                   7.63%              7.5
Net interest margin ..............................                3.74%                   4.22%            (11.4)

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2) ........           $    0.36                $   0.44             (18.2)
Return on:
     Average total assets ........................                1.30%                   1.59%            (18.2)
     Average shareholders' equity ................               22.74%                  29.54%            (23.0)


--------------------------------------------------           --------               ---------           --------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                        2000                   1999              % Change
--------------------------------------------------           --------               ---------           --------

NET INCOME(1) ....................................           $ 284,724               $ 307,134              (7.3)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ..................................           $    1.15               $    1.21              (5.0)
          Diluted ................................           $    1.14               $    1.20              (5.0)
     Cash dividends declared .....................           $    0.56               $    0.50              12.0
AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2) .....             248,909                 256,138              (2.8)
KEY RATIOS
Return on:
     Average total assets ........................                1.32%                   1.43%             (7.7)
     Average shareholders' equity ................               16.87%                  19.01%            (11.3)
Efficiency ratio .................................               55.71%                  51.36%              8.5
Average equity/average assets ....................                7.84%                   7.54%              4.1
Net interest margin ..............................                3.74%                   4.18%            (10.5)

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2) ........           $    1.24               $    1.29              (3.9)
Return on:
     Average total assets ........................                1.46%                   1.57%             (7.0)
     Average shareholders' equity ................               26.28%                  29.90%            (12.1)


(1) Presented on an "operating basis" (excludes 3Q 2000 special charge, net of related taxes).
(2)  Adjusted for the ten percent stock dividend distributed July 2000.
(3) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles and the special lease charge. Related asset amounts are excluded from total assets and shareholders' equity.

FINANCIAL REVIEW



--------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------       -------------------------
(in thousands of dollars)                             2000             1999            2000             1999
-----------------------------------------------     ---------       ---------       ---------       ---------

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD      $ 296,891       $ 293,274       $ 299,309       $ 290,948
Allowance acquired ............................           ---             ---           7,900             ---
Loan losses ...................................       (29,499)        (27,782)        (77,916)        (87,436)
Recoveries of loans previously charged off ....         5,705           8,044          20,325          23,693
Allowance of securitized loans ................        (4,807)            ---         (12,863)            ---
Provision for loan losses .....................        26,396          22,076          57,931          68,407
                                                    ---------       ---------       ---------       ---------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD .......     $ 294,686       $ 295,612       $ 294,686       $ 295,612
                                                    =========       =========       =========       =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized .................          0.46%           0.39%           0.37%           0.43%
  Provision for loan losses--annualized .......          0.51%           0.43%           0.37%           0.46%
Allowance for loan losses as a % of total loans          1.45%           1.48%           1.45%           1.48%
Net loan loss coverage(1) .....................          6.05X           9.01x           8.00X           8.18x





(1) Income before taxes (excluding 3Q 2000 special charge) and the provision for loan losses to net loan losses.



--------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
--------------------------------------------------------------------------------

                                                  -------------------------------------------           -------------------------
                                                                      2000                                         1999
                                                  -------------------------------------------           -------------------------
(in thousands of dollars)                          III Q              II Q              I Q               IV Q              III Q
-------------------------------------------       -------           -------           -------           -------           -------

Non-accrual loans:
   Commercial .............................       $44,918           $45,138           $44,404           $42,958           $41,374
   Real Estate
      Construction ........................         7,973             8,736             7,696            10,785             6,154
      Commercial ..........................        13,722            12,714            13,991            16,131            15,751
   Residential Mortgage ...................         8,588            11,548            10,892            11,866            13,094
                                                  -------           -------           -------           -------           -------
         Total Nonaccrual Loans ...........        75,201            78,136            76,983            81,740            76,373
Renegotiated loans ........................         1,311             1,317             1,324             1,330             1,877
                                                  -------           -------           -------           -------           -------

TOTAL NON-PERFORMING LOANS ................        76,512            79,453            78,307            83,070            78,250
Other real estate, net ....................        11,982            15,670            13,904            15,171            15,072
                                                  -------           -------           -------           -------           -------

TOTAL NON-PERFORMING ASSETS ...............       $88,494           $95,123           $92,211           $98,241           $93,322
                                                  =======           =======           =======           =======           =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS ........................          0.38%             0.39%             0.38%             0.40%             0.39%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE...          0.44%             0.46%             0.45%             0.47%             0.47%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS ....................        385.15%           373.67%           378.95%           360.31%           377.78%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS...        326.77%           306.89%           316.30%           299.85%           315.82%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE....       $80,290           $62,775           $60,156           $61,287           $64,788
                                                  =======           =======           =======           =======           =======

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

                                                                             ----------------------           --------------------
Fully Tax Equivalent Basis(1)                                                  3RD QUARTER 2000               2ND QUARTER 2000
                                                                             ----------------------           --------------------
(in millions of dollars)                                                     AVERAGE      YIELD/              AVERAGE      YIELD/
-------------------------------------------------------------------------    BALANCE       RATE               BALANCE       RATE
                                                                             ---------   ----------           ---------   --------
ASSETS
Interest bearing deposits in banks ......................................   $     5        6.13%              $     6        5.13%
Trading account securities ..............................................        11        6.54                    18        8.67
Federal funds sold and securities purchased under resale agreements .....       136        6.43                   105        6.10
Mortgages held for sale .................................................        99        8.51                    99        8.11
Securities:
      Taxable ...........................................................     4,273        6.33                 4,067        6.20
      Tax exempt ........................................................       270        7.57                   276        7.63
                                                                            -------                           -------
           Total Securities .............................................     4,543        6.40                 4,343        6.29
                                                                            -------                           -------
Loans:
     Commercial .........................................................     6,454        8.74                 6,439        8.65
     Real Estate
          Construction ..................................................     1,283        8.88                 1,254        8.72
          Commercial ....................................................     2,193        8.60                 2,172        8.51
     Consumer
           Loans ........................................................     6,392        8.82                 6,530        8.38
           Leases .......................................................     2,976        6.79                 2,895        6.71
           Residential Mortgage .........................................     1,325        7.64                 1,473        7.62
                                                                            -------                           -------
           Total Consumer.................. .............................    10,693        8.11                10,898        7.83
                                                                            -------                           -------
Total Loans .............................................................    20,623        8.41                20,763        8.21
                                                                            -------                           -------
Allowance for loan losses ...............................................       302                               302
                                                                            -------                           -------
Net loans(2) ............................................................    20,321        8.90                20,461        8.69
                                                                            -------                           -------
Total earning assets ....................................................    25,417        8.43%               25,334        8.27%
                                                                            -------                           -------
Cash and due from banks .................................................       968                             1,046
All other assets ........................................................     2,615                             2,496
                                                                            -------                           -------
Total Assets ............................................................   $28,698                           $28,574
                                                                            =======                           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ......................................   $ 3,425                           $ 3,485
     Interest bearing demand deposits ...................................     4,385        3.47%                4,228        3.32%
     Savings deposits ...................................................     3,528        4.14                 3,583        4.21
     Certificates of deposit ............................................     6,826        5.87                 6,520        5.57
                                                                            -------                           -------
          Total core deposits ...........................................    18,164        4.74                17,816        4.57
                                                                            -------                           -------
Other domestic time deposits of $100,000 or more ........................     1,057        6.63                 1,233        6.24
Foreign time deposits ...................................................       561        6.63                   626        6.66
                                                                            -------                           -------
     Total deposits .....................................................    19,782        4.93                19,675        4.78
                                                                            -------                           -------
Short-term borrowings ...................................................     2,014        6.12                 1,761        5.77
Medium-term notes........................... ............................     2,592        6.81                 3,042        6.46
Subordinated notes and other long-term debt,
   including preferred capital securities ...............................     1,171        7.39                 1,148        7.08
                                                                            -------                           -------
     Interest bearing liabilities .......................................    22,134        5.39%               22,141        5.21%
                                                                            -------                           -------
All other liabilities ...................................................       787                               743
Shareholders' equity ....................................................     2,352                             2,205
                                                                            -------                           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $28,698                           $28,574
                                                                            =======                           =======

Net interest rate spread ................................................                  3.04%                             3.06%
Impact of non-interest bearing funds on margin ..........................                  0.70%                             0.66%
NET INTEREST MARGIN .....................................................                  3.74%                             3.72%
-------------------------------------------------------------------------


(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

-----------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

              ------------------              -------------------            ---------------------
              1ST QUARTER 2000                  4th Quarter 1999               3rd Quarter 1999
              ------------------              -------------------            ---------------------
              AVERAGE     YIELD/               Average     Yield/             Average       Yield/
              BALANCE     RATE                 Balance      Rate              Balance       Rate
              -------     ------               -------     ------             -------       ------

            $     6        3.69%             $     13       3.94%           $      8        3.64%
                 14        6.26                    14       6.35                   7        5.64
                 23        6.11                    31       6.10                  20        5.39
                109        7.59                   135       7.45                 169        7.27

              4,515        6.14                 4,854       6.15               4,846        6.14
                282        7.68                   288       7.73                 295        7.76
           --------                          --------                       --------
              4,797        6.23                 5,142       6.23               5,141        6.24
           --------                          --------                       --------

              6,345        8.31                 6,194       8.06               6,066        7.90

              1,238        8.38                 1,182       8.19               1,103        8.13
              2,156        8.35                 2,185       8.18               2,215        8.14

              6,837        8.29                 6,876       8.27               7,093        8.29
              2,773        6.65                 2,633       6.55               2,365        6.75
              1,449        7.54                 1,443       7.45               1,421        7.47
           --------                          --------                       --------
             11,059        7.78                10,952       7.75              10,879        7.85
           --------                          --------                       --------
             20,798        8.04                20,513       7.91              20,263        7.91
           --------                          --------                       --------
                306                               309                            301
           --------                          --------                       --------
             20,492        8.52                20,204       8.43              19,962        8.54
           --------                          --------                       --------
             25,747        8.08%               25,848       7.98%             25,608        8.07%
           --------                          --------                       --------
              1,058                             1,024                          1,026
              2,454                             2,434                          2,468
           --------                          --------                       --------
            $28,953                          $ 28,997                       $ 28,801
           ========                          ========                       ========


            $ 3,466                          $  3,460                       $  3,509
              4,053        2.97%                4,077       2.76%              4,139        2.66%
              3,645        3.80                 3,768       3.61               3,792        3.43
              6,533        5.38                 6,572       5.18               6,496        5.05
           --------                          --------                       --------
             17,697        4.29                17,877       4.09              17,936        3.94
           --------                          --------                       --------
              1,445        6.03                 1,029       5.85                 798        5.08
                649        5.65                   517       5.40                 465        5.17
           --------                          --------                       --------
             19,791        4.50                19,423       4.24              19,199        4.03
           --------                          --------                       --------
              1,954        5.10                 2,226       4.74               2,331        4.54
              3,283        6.18                 3,347       5.88               3,415        5.44

              1,004        6.82                 1,000       6.51               1,001        6.03
           --------                          --------                       --------
             22,566        4.90%               22,536       4.64%             22,437        4.39%
           --------                          --------                       --------
                715                               893                            658
              2,206                             2,108                          2,197
           --------                          --------                       --------
            $28,953                          $ 28,997                       $ 28,801
           ========                          ========                       ========

                           3.18%                            3.34%                           3.68%
                           0.60%                            0.60%                           0.54%
                           3.78%                            3.94%                           4.22%

--------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


                                                     ----------------------------------     ---------------------
                                                                   2000                           1999
                                                     ----------------------------------     ---------------------
(in thousands of dollars, except per share amounts)   III Q         II Q         I Q         IV Q          III Q
--------------------------------------------------   --------     --------     --------     --------     --------

TOTAL INTEREST INCOME ......................         $535,791     $519,496     $515,557     $515,516     $516,294
TOTAL INTEREST EXPENSE .....................          299,922      286,690      274,866      262,854      247,863
                                                     --------     --------     --------     --------     --------
NET INTEREST INCOME ........................          235,869      232,806      240,691      252,662      268,431
Provision for loan losses ..................           26,396       15,834       15,701       20,040       22,076
NET INTEREST INCOME AFTER                            --------     --------     --------     --------     --------
  PROVISION FOR LOAN LOSSES ................          209,473      216,972      224,990      232,622      246,355
                                                     --------     --------     --------     --------     --------
Service charges on deposit accounts ........           39,722       40,097       41,660       42,774       41,700
Brokerage and insurance income .............           15,564       13,945       15,284       13,373       14,620
Trust services .............................           13,181       13,165       12,863       12,828       12,625
Electronic banking fees ....................           11,238       11,250        9,849       10,082        9,771
Bank Owned Life Insurance income ...........            9,786        9,486        9,186        9,390        9,390
Mortgage banking ...........................            9,412        8,122        8,515        9,426       14,282
Credit card fees ...........................            1,744        1,340        1,793        5,091        6,626
Other ......................................            9,626       12,066       11,989       11,374        6,103
                                                     --------     --------     --------     --------     --------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES
     AND SECURITIZATION GAINS ..............          110,273      109,471      111,139      114,338      115,117
                                                     --------     --------     --------     --------     --------
Securities and securitization gains ........           11,379        6,193       14,555        7,905          537
Gains on sale of credit card portfolios ....             --           --           --        108,530         --
                                                     --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME ..................          121,652      115,664      125,694      230,773      115,654
                                                     --------     --------     --------     --------     --------
Personnel and related costs ................          109,463      104,133      102,344      100,654      104,730
Net occupancy ..............................           19,520       18,613       19,135       17,890       16,799
Equipment ..................................           18,983       18,863       19,412       18,161       16,059
Outside data processing and other services .           15,531       15,336       15,002       15,642       15,929
Amortization of intangible assets ..........           10,311        9,206        9,196        9,307        9,326
Marketing ..................................            8,557        7,742        7,993        9,642        9,049
Telecommunications .........................            6,480        6,472        6,749        7,108        7,412
Printing and supplies ......................            4,849        4,956        4,617        5,483        5,254
Legal and other professional services ......            4,719        4,815        4,500        5,868        4,754
Franchise and other taxes ..................            2,841        2,635        2,438        2,708        3,598
Other ......................................           12,331        5,305        8,720       12,432       13,279
                                                     --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
   CHARGES .................................          213,585      198,076      200,106      204,895      206,189
                                                     --------     --------     --------     --------     --------
Special charges ............................           50,000         --           --         96,791         --
                                                     --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE .................          263,585      198,076      200,106      301,686      206,189
                                                     --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES .................           67,540      134,560      150,578      161,709      155,820
Provision for income taxes .................           17,010       37,039       46,405       46,769       50,233
                                                     --------     --------     --------     --------     --------

NET INCOME .................................         $ 50,530     $ 97,521     $104,173     $114,940     $105,587
                                                     ========     ========     ========     ========     ========

PER COMMON SHARE (1)
 Net income
     Diluted ...............................         $   0.20     $   0.40     $   0.42     $   0.45     $   0.41
     Diluted - Cash Basis ..................         $   0.23     $   0.43     $   0.45     $   0.48     $   0.44
 Cash Dividends Declared ...................         $   0.20     $   0.18     $   0.18     $   0.18     $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ........................         $235,869     $232,806     $240,691     $252,662     $268,431
Tax Equivalent Adjustment (2) ..............            2,022        2,074        2,157        2,249        2,280
                                                     --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income .........         $237,891     $234,880     $242,848     $254,911     $270,711
                                                     ========     ========     ========     ========     ========


(1)  Adjusted for the ten percent stock dividend distributed July 2000.
(2)  Calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND REGULATORY CAPITAL DATA



--------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY(1)
--------------------------------------------------------------------------------

                                                           --------------------------------------     ---------------------------
                                                                           2000                                 1999
                                                           --------------------------------------     ---------------------------
                                                            III Q           II Q           I Q          IV Q              III Q
                                                           -------        ---------     ---------     ---------         ---------

High .................................................     $18 3/4        $20 13/16     $21 13/16     $27 15/16         $30 13/16
Low ..................................................      14 11/16       14 3/8        16 1/8        19 1/2            22 7/16
Close ................................................      14 11/16       14 3/8        20 5/16       21 11/16          24 1/8
Cash dividends declared ..............................     $0.20          $0.18         $0.18         $ 0.18            $ 0.18



Note: Stock price quotations were obtained from NASDAQ.



--------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------

                                                         -----------------------------------       ---------------------------
                                                                           2000                                 1999
                                                         -----------------------------------       ---------------------------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS(2)                              III Q         II Q         I Q            IV Q              III Q
------------------------------------------------------   --------      -------      --------       --------           --------

Interest Income ......................................     8.43%          8.27%         8.08%          7.98%            8.07%
Interest Expense .....................................     4.69%          4.55%         4.30%          4.04%            3.85%
                                                         --------      -------      --------       --------           --------
     Net Interest Margin .............................     3.74%          3.72%         3.78%          3.94%            4.22%
                                                         ========      =======      ========       ========           ========

RETURN ON (3)
------------------------------------------------------
Average total assets .................................     1.15%          1.37%         1.45%          1.57%            1.45%
Average total assets - cash basis ....................     1.30%          1.51%         1.58%          1.71%            1.59%

Average shareholders' equity .........................    14.04%         17.79%        18.99%         21.64%           19.07%
Average shareholders' equity - cash basis ............    22.74%         27.26%        29.01%         33.69%           29.54%


Efficiency Ratio(3)...................................    58.38%         54.85%        53.93%         52.97%           51.02%


                                                         -----------------------------------       ---------------------------
                                                                          2000                                 1999
REGULATORY CAPITAL DATA                                  -----------------------------------       ---------------------------
(in millions of dollars)                                  III Q         II Q         I Q             IV Q             III Q
------------------------------------------------------   --------      -------      --------       --------           --------

Total Risk-Adjusted Assets ...........................   $ 26,370      $25,900      $25,251        $ 25,298           $25,309

Tier 1 Risk-Based Capital Ratio ......................       7.20%        7.40%        7.23%           7.52%             7.32%
Total Risk-Based Capital Ratio .......................      10.64%       10.90%       10.90%          10.72%            10.62%
Tier 1 Leverage Ratio ................................       6.80%        6.89%        6.45%           6.72%             6.58%

(1)  Adjusted for the ten percent stock dividend distributed July 2000.
(2)  Presented on a fully tax equivalent basis assuming a 35% tax rate.
(3)  Excludes special charges.

PART II.  OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 2. Changes in securities and use of proceeds

                  (c)      Unregistered shares

                           In conjunction with the August 23, 2000, acquisition by Huntington of J. Rolfe Davis Insurance Agency, Inc., an insurance agency headquartered in Orlando, Florida ("JRD"), Huntington issued 695,210 unregistered shares of Huntington common stock, without par value, to twenty-three shareholders of JRD on August 31, 2000. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

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

                           27.      Financial Data Schedule

                           99.      Earnings to Fixed Charges

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated July 18, 2000, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the second quarter 2000.

                           2. A report on Form 8-K, dated September 29, 2000, was filed under item numbers 5 and 7, concerning Huntington's earnings expectations for the third and fourth quarters of 2000 and for the year 2001.

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



                                         HUNTINGTON BANCSHARES INCORPORATED
                                         ----------------------------------
                                                         (Registrant)




Date:    November 14, 2000               /s/ Richard A. Cheap
                                         --------------------
                                         Richard A. Cheap
                                         General Counsel and Secretary



Date:    November 14, 2000               /s/ Michael J. McMennamin
                                         -------------------------------
                                         Michael J. McMennamin
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)