Form 10-K
period 2000-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2001-03-08
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                          Commission file Number 0-2525

                       HUNTINGTON BANCSHARES INCORPORATED

             (Exact name of registrant as specified in its charter)

                       MARYLAND                         31-0724920
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

            HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH     43287
            ------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2000, was $3,623,508,095. As of February 21, 2001, 250,993,499 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

    Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2001 Annual Shareholders' Meeting.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

Part I.

     Item 1.      Business                                                                                 2

     Item 2.      Properties                                                                               6

     Item 3.      Legal Proceedings                                                                        6

     Item 4.      Submission of Matters to a Vote of Security Holders                                      7

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters                    7

     Item 6.      Selected Financial Data                                                                  7

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                8

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                              27

     Item 8.      Financial Statements and Supplementary Data                                             27

                  Report of Management                                                                    27

                  Report of Independent Auditors                                                          27

                  Consolidated Balance Sheets --
                  December 31, 2000 and 1999                                                              28

                  Consolidated Statements of Income --
                  Twelve Months Ended December 31, 2000, 1999 and 1998                                    29

                  Consolidated Statements of Changes in Shareholders' Equity --
                  Twelve Months Ended December 31, 2000, 1999 and 1998                                    30

                  Consolidated Statements of Cash Flows --
                  Twelve Months Ended December 31, 2000, 1999 and 1998                                    31

                  Notes to Consolidated Financial Statements                                              32

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                    55

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                                      56

     Item 11.     Executive Compensation                                                                  56

     Item 12.     Security Ownership of Certain Beneficial Owners and Management                          56

     Item 13.     Certain Relationships and Related Transactions                                          56

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        56

                       Huntington Bancshares Incorporated
                       ----------------------------------

                                     Part I
                                     ------

ITEM 1: BUSINESS

     Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company that also qualified (in March
2000) as a financial holding company. Huntington is headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. At December 31, 2000, Huntington's subsidiaries had 175 banking offices in Ohio, 139 banking offices in Florida, 127 banking offices in Michigan, 32 banking offices in West Virginia, 23 banking offices in Indiana, 12 banking offices in Kentucky, and one foreign office in the Cayman Islands and Hong Kong, respectively. The Huntington Mortgage Company (a wholly owned subsidiary) has loan origination offices throughout the Midwest and East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2000, Huntington and its subsidiaries had 9,693 full-time equivalent employees.
     A brief discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis beginning on page 11 of this report. The financial statement results of these lines of business can be found in Note 22 of the Notes to Consolidated Financial Statements beginning on page 51.
     Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington's markets has been intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure on Huntington's business. Finally, financial services reform legislation enacted in November 1999 (see "Gramm-Leach-Bliley Act of 1999" below) eliminates the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The new legislation permits bank holding companies that elect to become financial holding companies to engage in a broad range of financial activities, including defined securities and insurance activities, and to affiliate with securities and insurance firms. Correspondingly, it permits securities and insurance firms to engage in banking activities under specified conditions. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.
     In June 2000, Huntington consummated a merger with Empire Banc Corporation, Traverse City, Michigan. In August 2000, Huntington consummated a merger with J. Rolfe Davis Insurance Agency, Inc., Maitland, Florida. Additional information about these acquisitions can be found in Note 23 in the Notes to Consolidated Financial Statements on page 53.

REGULATORY MATTERS

     To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

GENERAL

      As a financial holding company, Huntington is subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Huntington is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank. Pursuant to the Gramm-Leach-Bliley Act (the "GLB Act"), however, Huntington may engage in, or own or control companies that engage in, any activities determined by the Federal Reserve Board to be financial in nature or incidental to activities financial in nature, or complementary to financial activities, provided that such complementary activities do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act designated various lending, advisory, insurance underwriting, securities underwriting, dealing and market-making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the Federal Reserve Board) as financial in nature, and authorized the Federal Reserve Board, in coordination with the Comptroller of the Currency, to determine that additional activities are financial in nature or incidental to activities that are financial in nature. Except for the acquisition of a savings association, Huntington may commence any new financial activity with only subsequent 30-day notice to the Federal Reserve Board.
     Huntington's national bank subsidiary is subject to examination and supervision by the Office of the Comptroller of the Currency ("OCC"). Its deposits are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") although certain deposits were acquired from savings associations and are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. Huntington's nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board (or, in the case of nonbank subsidiaries of the national bank subsidiary, by OCC), and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the Securities and Exchange Commission.
     In addition to the impact of federal and state regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

HOLDING COMPANY STRUCTURE

     Huntington's depository institution subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 2000, approximately $285.8 million was available for loans to Huntington from its subsidiary bank.
     The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Huntington, as the sole shareholder of its subsidiary bank, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiary (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of such subsidiary in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiary.

DIVIDEND RESTRICTIONS

     Dividends from its subsidiary bank are a significant source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 2000, Huntington declared cash dividends to its shareholders of approximately $189.2 million. There are, however, statutory limits on the amount of dividends that Huntington's depository institution subsidiary can pay to Huntington without regulatory approval.
     Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2001 of approximately $278.9 million plus an additional amount equal to its net profits during 2001.
     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

     Under current FDIC practices, Huntington's bank subsidiary will not be required to pay deposit insurance premiums during 2001.

CAPITAL REQUIREMENTS

     The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Huntington's subsidiary bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital. The Federal Reserve Board and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the Federal Reserve Board's rules the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio (total capital to risk-weighted assets) of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.
     Under the leverage guidelines, financial institutions are required to maintain a leverage ratio (Tier 1 capital to adjusted total assets, as specified in the guidelines) of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a leverage ratio that exceeds 3% by a cushion of at least 100 to 200 basis points.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Federal Deposit Insurance Corporation Improvement Act of 1991" as applicable to undercapitalized institutions.

     As of December 31, 2000, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were as follows:


                                                         Actual
                                                       ------------
   Tier 1                                                  7.19%
   Total Risk-Based                                       10.46%
   Tier 1 Leverage                                         6.93%


     As of December 31, 2000, Huntington's bank subsidiary also had capital in excess of the minimum requirements.
     The risk-based capital standards of the Federal Reserve Board, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
     An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.
     Under FDICIA, a depository institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiary to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's depository subsidiary had $256.1 million of brokered deposits at December 31, 2000.

GRAMM-LEACH-BLILEY ACT OF 1999

     The United States Congress in 1999 enacted major financial services modernization legislation, known as the "Gramm-Leach-Bliley Act of 1999" ("GLBA"), which was signed into law on November 12, 1999. Under GLBA, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements.
     The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000. Financial holding company powers relate to "financial activities" that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.
     National and state banks are permitted under GLBA (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of GLBA establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies issued a variety of proposed, interim, and final rules during the year 2000 for the implementation of GLBA.

GUIDE 3 INFORMATION

     Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Items 7 and 8.

ITEM 2:  PROPERTIES

     The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington leases approximately 39 percent. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; an office building in Lakeland, Florida; an eleven-story office building in Sarasota, Florida, a 470,000 square foot Business Service Center which serves as Huntington's primary operations and data center; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases.
     In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 59 properties. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

ITEM 3:  LEGAL PROCEEDINGS

     Information required by this item is set forth in Item 8 in Note 15 of Notes to Consolidated Financial Statements on page 44.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock National Market System under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 2001, Huntington had 32,374 shareholders of record.

     Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios, and Statistics (Quarterly Data)" on page 25 in Item 7. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" above and in Item 8 in Notes 9 and 17 of Notes to Consolidated Financial Statements on pages 39 and 46, respectively.

ITEM 6:  SELECTED FINANCIAL DATA

     Information required by this item is set forth in Item 7 in Table 1 on page 9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Huntington Bancshares Incorporated (Huntington) is a multi-state financial holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Ohio, Michigan, Florida, West Virginia, Indiana, and Kentucky. Huntington has foreign offices in the Cayman Islands and Hong Kong.

FORWARD-LOOKING STATEMENTS

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington, including descriptions of products or services, plans or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors--many of which are beyond Huntington's control--could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, changes in business and economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure.
     Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date this report is filed with the Securities and Exchange Commission.
     The management of Huntington encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington should be read in conjunction with the financial statements, notes, and other information contained in this document.

ACQUISITIONS

     Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock, all of which were purchased on the open market during the first quarter of 2000, in exchange for all of the common stock of Empire. Total loans and deposits increased $395 million and $435 million, respectively, at the date of the merger. Additionally, Huntington acquired J. Rolfe Davis Insurance Agency, Inc.
(JRD), headquartered in Maitland, Florida, on August 31, 2000. Huntington paid $8.2 million in cash and issued approximately 695,000 shares of common stock for all of the common stock of JRD. Both transactions were accounted for as purchases; accordingly, the results of Empire and JRD have been included in Huntington's consolidated financial statements from the respective dates of acquisition.

OVERVIEW

     Huntington reported net income of $328.4 million, or $1.32 per share, in 2000, compared with $422.1 million, or $1.65 per share, in 1999, and $301.8 million, or $1.17 per share, in 1998. These results included after-tax special charges of $32.5 million, $62.9 million, and $60.3 million, respectively. Excluding these items and a $70.6 million after-tax gain in 1999 on the sale of Huntington's credit card portfolio, operating earnings for 2000 were $360.9 million, or $1.45 per share versus $414.4 million, or $1.62 per share, and $362.1 million, or $1.40 per share, in 1999 and 1998, respectively. Per share amounts for all prior periods have been restated to reflect the ten-percent stock dividend distributed to shareholders in July 2000. On an operating basis, return on average assets (ROA) was 1.26% in 2000, 1.44% in 1999 and 1.35% in 1998. Return on average equity (ROE) totaled 15.84% for the recent twelve months, compared with 19.31% and 17.54% in the two preceding years.

------------------------------------------------------------------------------------------------------------------------------------
TABLE 1 CONSOLIDATED SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------------
(in thousands of dollars, except per
  share amounts)                                         2000          1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Total interest income                        $ 2,108,505   $ 2,026,002   $ 1,999,364   $ 1,981,473   $ 1,775,734   $ 1,709,627
     Total interest expense                         1,166,073       984,240       978,271       954,243       880,648       856,860
     Net interest income                              942,432     1,041,762     1,021,093     1,027,230       895,086       852,767
     Securities gains                                  37,101        12,972        29,793         7,978        17,620         9,380
     Gains on sale of credit card portfolios             --         108,530         9,530          --            --            --
     Provision for loan losses                         90,479        88,447       105,242       107,797        76,371        36,712
     Net income                                       328,446       422,074       301,768       292,663       304,269       281,801
     Operating net income (1)                         360,946       414,444       362,068       338,897       304,269       281,801

PER COMMON SHARE (2)
     Net income
         Basic                                           1.32          1.66          1.18          1.15          1.19          1.07
         Diluted                                         1.32          1.65          1.17          1.14          1.18          1.06
         Diluted--Operating (1)                          1.45          1.62          1.40          1.32          1.18          1.06
     Cash dividends declared                             0.76          0.68          0.62          0.56          0.51          0.46
     Book value at year-end                              9.43          8.67          8.43          7.94          7.11          6.90

BALANCE SHEET HIGHLIGHTS
     Total assets at year-end                      28,599,377    29,036,953    28,296,336    26,730,540    24,371,946    23,495,337
     Total long-term debt at year-end                 870,976       697,677       707,359       498,889       550,531       517,202
     Average long-term debt                           823,555       702,974       620,688       526,379       515,664       529,140
     Average shareholders' equity                   2,279,230     2,146,735     2,064,241     1,893,788     1,776,151     1,742,826
     Average total assets                         $28,720,508   $28,739,450   $26,891,558   $25,150,659   $23,374,490   $22,098,785

------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS                                2000          1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS--AS A%
   OF AVERAGE EARNING ASSETS (3)
     Interest Income                                     8.31%         7.97%         8.33%         8.52%         8.26%         8.43%
     Interest Expense                                    4.58          3.86          4.05          4.08          4.07          4.19
                                                        -----         -----         -----         -----         -----         -----
NET INTEREST MARGIN                                      3.73%         4.11%         4.28%         4.44%         4.19%         4.24%
                                                        =====         =====         =====         =====         =====         =====
RETURN ON
     Average total assets                                1.14%         1.47%         1.12%         1.16%         1.30%         1.28%
     Average total assets--Operating (1)                 1.26          1.44          1.35          1.35          1.30          1.28
     Average shareholders' equity                       14.41         19.66         14.62         15.44         17.13         16.17
     Average shareholders' equity--Operating (1)        15.84         19.31         17.54         17.88         17.13         16.17
Dividend payout ratio                                   57.55         41.53         53.15         49.67         42.22         43.82
Average shareholders' equity to
     average total assets                                7.94          7.47          7.68          7.53          7.60          7.89

Tier I risk-based capital ratio                          7.19          7.52          7.10          8.83          8.11          8.66
Total risk-based capital ratio                          10.46         10.72         10.73         11.68         11.29         12.01
Tier I leverage ratio                                    6.93%         6.72%         6.37%         7.77%         6.80%         6.99%

------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA                                               2000          1999          1998          1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------

Full-time equivalent employees                          9,693         9,516        10,159         9,485         9,467         9,083
Banking offices                                           510           517           531           454           429           406

(1)  Excludes special charges and 1999 gain from the sale of Huntington's credit card portfolio, net of related taxes.
(2)  Adjusted for stock splits and stock dividends, as applicable.
(3)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

     Cash basis operating earnings (which exclude the effect of amortization of goodwill and other intangibles) were $1.57 per share for 2000 versus $1.74 per share and $1.49 per share for 1999 and 1998, respectively. Cash basis ROA and ROE, which are computed using cash basis operating earnings as a percentage of average tangible assets and average tangible equity, were 1.40% and 24.97% in 2000. On this same basis, ROA was 1.58% and 1.45%, respectively, in 1999 and 1998 and ROE was 30.30% and 24.35%.
     Total assets were $28.6 billion at December 31, 2000, down from $29.0 billion at the end of last year. Assets were lower, as Huntington repositioned its balance sheet in 2000. These actions included automobile loan securitizations of $1.4 billion and the sale of approximately $1.7 billion of lower-yielding fixed-income securities from Huntington's investment portfolio.
      Managed total loans, which include securitized loans, increased 9% from last year, after adjusting for the impact of the Empire acquisition and the fourth quarter 1999 sale of Huntington's credit card portfolio. Managed consumer loans grew 13%, driven by automobile financing and home equity lending, which grew 17% and 21%, respectively. Commercial loans increased 4% from a year ago.
     Core deposits totaled $18.6 billion during 2000 and were essentially unchanged from the levels reported last year. When combined with other core funding sources, core deposits provide 79% of Huntington's funding needs.
     Short and medium-term borrowings declined from a year ago due to the balance sheet efficiency program referenced above. Long-term debt increased over last year as Huntington issued $150 million of regulatory capital qualifying subordinated notes in the first quarter of 2000 through its bank subsidiary.

--------------------------------------------------------------------------------
TABLE 2 LOAN PORTFOLIO COMPOSITION

                                            DECEMBER 31,
                           -----------------------------------------------
(in millions of dollars)      2000      1999      1998      1997      1996
--------------------------------------------------------------------------
Commercial                 $ 6,634   $ 6,300   $ 6,027   $ 5,271   $ 5,130
Real Estate
    Construction             1,319     1,237       919       864       699
    Commercial               2,253     2,151     2,232     2,237     2,137
Consumer
    Loans                    6,388     6,793     6,958     6,463     6,123
    Lease financing          3,069     2,742     1,911     1,542     1,183
    Residential Mortgage       947     1,445     1,408     1,361     1,486
                           -------   -------   -------   -------   -------
        TOTAL LOANS        $20,610   $20,668   $19,455   $17,738   $16,758
                           =======   =======   =======   =======   =======

Note: There are no loans outstanding which would be considered a concentration of lending in any particular industry or group of industries.

--------------------------------------------------------------------------------
TABLE 3 MATURITY SCHEDULE OF SELECTED LOANS

(in millions of dollars)                       DECEMBER 31, 2000
--------------------------------------------------------------------------------
                                          After One
                               Within     But Within      After
                              One Year    Five Years   Five Years      Total
                             ----------   ----------   ----------   ----------

Commercial                     $3,783       $1,956       $  895       $6,634
Real estate - construction        690          426          203        1,319
                               ------       ------       ------       ------
            TOTAL              $4,473       $2,382       $1,098       $7,953
                               ======       ======       ======       ======

Variable interest rates                     $1,447       $  731
Fixed interest rates                           935          367
                                            ------       ------
            TOTAL                           $2,382       $1,098
                                            ======       ======

Note: Loan balances above are net of unearned income and there are no loans outstanding which would be a concentration of lending in any particular industry or group of industries.

LINES OF BUSINESS

     Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. A fifth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each line of business and a discussion of the business segment results, which can be found in Note 22 to the Consolidated Financial Statements.

RETAIL BANKING

     Retail Banking provides products and services to retail and business banking customers. This business unit's products include home equity loans, first mortgage loans, installment loans, business loans, personal and business deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, in-store branches, Direct Bank, and Web Bank.
     Retail Banking net income totaled $164.6 million in 2000 compared with $170.8 million in 1999 and $168.9 million in 1998. Excluding the revenue and expenses related to the credit card portfolio that was sold in last year's fourth quarter, the 1999 and 1998 earnings were $155.5 million and $153.0 million, respectively. On this basis, Retail's net income increased 6% from 1999. This increase was achieved despite a decline in net interest income due to higher deposit costs and a $3.3 million increase in the provision for loan losses. Non-interest income for the year was relatively unchanged versus 1999, as a 3% increase in service charges and a 17% increase in electronic banking fees was offset by a significant decline in mortgage banking revenue. Mortgage loan originations were adversely impacted by higher market interest rates throughout much of 2000. Non-interest expense improved 2% from last year. The Retail segment contributed 46% of Huntington's 2000 operating earnings and comprised 30% of its total loan portfolio and 84% of its total core deposits.

CORPORATE BANKING

      This segment represents the middle-market and large corporate banking customers, which use a variety of products and services including, but not limited to, commercial loans, asset-based financing, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.
     Corporate Banking reported net income of $136.1 million for 2000 versus $131.6 million and $115.3 million for the previous two years. Net interest income increased 5% in 2000 driven by loan growth. The 6% increase in non-interest income was due in large part to increases in service charges. Non-interest expenses increased 13% in 2000 due to investments in personnel and technology to support revenue growth initiatives. Corporate Banking contributed 38% of Huntington's 2000 operating earnings, and represented 36% of the total loan portfolio and 12% of its total core deposits.

DEALER SALES

     Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. The consumer activities comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.
     Net income for this segment totaled $50.4 million, $38.6 million, and $53.5 million in each of the last three years. Dealer Sales' results reflect the impact of after-tax charges of $32.5 million in 2000 and $37.8 million in 1999 to write-down vehicle lease residual values. Excluding these charges, net income was $82.9 million for 2000, compared with $76.6 million for 1999, and $53.5 million for 1998. Net-interest income was relatively unchanged due to $1.4 billion of loan securitization activity in the recent year. The increase from 1999 in the provision for loan losses of $10.1 million reflects higher net charge-offs of .72%, versus .59% in 1999 and .82% in 1998. Non-interest income improved $21.8 million including $17.1 million of revenue from the securitizations completed in 2000. Dealer Sales comprised 23% of Huntington's operating earnings in 2000 and 30% of its outstanding loans.

PRIVATE FINANCIAL GROUP

      Huntington's Private Financial Group (PFG) provides an array of products and services including personal trust, asset management, investment advisory, insurance, and deposit and loan products. The PFG business line is designed to provide higher wealth customers with "one-stop shopping" for all their financial needs.

     PFG reported net income of $26.0 million, $25.8 million, and $13.8 million in 2000, 1999, and 1998, respectively. Non-interest income increased in the recent twelve months due to higher trust and brokerage and insurance income aided in part by the acquisition of JRD. Related increases in sales commissions contributed to higher non-interest expense and reflect the impact of JRD as well. This segment represented 7% of Huntington's 2000 operating earnings and 3% of total loans.

TREASURY/OTHER

     Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $4.1 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Amortization expense of intangible assets is a significant component of Treasury/Other.
     Treasury/Other segment results include special charges of $38.6 million in 1999 and $90.0 million in 1998. The 1999 results also include the gain from the credit card sale of $108.5 million. On an operating basis, this segment reported a loss of $48.7 million for 2000, versus net income of $9.6 million in 1999, and $10.5 million in 1998. The decline relates to lower net interest income resulting from rising market interest rates and the balance sheet efficiency program mentioned earlier. As more fully discussed later, the sensitivity of net interest income to changing interest rates is down from previous years, consistent with Huntington's goal of a more stable revenue base. Non-interest income includes securities gains realized in 2000 from the sale of equity investments, offset by losses recognized from the sale of lower-yielding investment securities and the first quarter 2000 automobile loan securitization.


------------------------------------------------------------------------------------------------------------------------------------
TABLE 4 CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES (1)

                                                                2000                                             1999
                                              --------------------------------------------         ---------------------------------
                                                          Increase (Decrease)                            Increase (Decrease)
                                                             From Previous                                  From Previous
                                                             Year Due To:                                    Year Due To:
                                              --------------------------------------------         ---------------------------------
Fully Tax Equivalent Basis  (2)                                Yield/                                           Yield/
(in millions of dollars)                        Volume          Rate            Total               Volume       Rate       Total
------------------------------------------------------------------------------------------------------------------------------------

Interest bearing deposits in banks                 $ (0.1)       $    ---        $   (0.1)            $ (0.1)    $  (0.5)    $ (0.6)
Trading account securities                            0.1             0.2             0.3                0.1         0.1        0.2
Federal funds sold and securities purchased
   under resale agreements                            4.1             0.2             4.3              (11.3)       (0.4)     (11.7)
Mortgages held for sale                              (9.6)            2.0            (7.6)              (4.0)        0.1       (3.9)
Taxable securities                                  (35.4)            7.9           (27.5)              (0.7)      (11.1)     (11.8)
Tax-exempt securities                                (1.9)           (0.8)           (2.7)               4.1        (2.5)       1.6
Total loans                                          49.8            64.9           114.7              142.7       (90.8)      51.9
                                              ------------ ---------------  --------------         ---------- -----------  ---------
     TOTAL EARNING ASSETS                             7.0            74.4            81.4              130.8      (105.1)      25.7
                                              ------------ ---------------  --------------         ---------- -----------  ---------

Interest bearing demand deposits                      5.2            32.3            37.5               13.4        (3.3)      10.1
Savings deposits                                     (6.2)           26.6            20.4               15.7        (3.7)      12.0
Certificates of deposit                               5.3            44.8            50.1              (38.0)      (31.9)     (69.9)
Other domestic time deposits                         16.4             2.7            19.1                3.1        (0.8)       2.3
Foreign time deposits                                10.4             5.0            15.4               13.4        (0.7)      12.7
Short-term borrowings                               (29.4)           28.2            (1.2)              21.0        (4.4)      16.6
Medium-term notes                                   (13.1)           32.4            19.3               12.1        (6.7)       5.4
Subordinated notes and other long-term debt,
   including capital securities                       7.8            13.5            21.3                6.9         9.8       16.7
                                              ------------ ---------------  --------------         ---------- -----------  ---------
     TOTAL INTEREST BEARING LIABILITIES              (3.6)          185.5           181.9               47.6       (41.7)       5.9
                                              ------------ ---------------  --------------         ---------- -----------  ---------
     NET INTEREST INCOME                           $ 10.6        $ (111.1)       $ (100.5)            $ 83.2     $ (63.4)    $ 19.8
                                              ============ ===============  ==============         ========== ===========  =========

(1) The change in interest rates due to both rate and volume has been allocated between the factors in proportion of the relationship of the absolute dollar amounts of the change in each.

(2)  Calculated assuming a 35% tax rate.

RESULTS OF OPERATIONS

NET INTEREST INCOME
     Net interest income was $942.4 million in 2000, versus $1,041.8 million in 1999, and $1,021.1 million in 1998. The net interest margin, on a fully tax equivalent basis, was 3.73% during the recent year, compared with 4.11% and 4.28% during each of the last two years. Higher funding costs due to rising interest rates and changes in the mix of Huntington's core deposit base were the primary driver of these declines. Funding costs increased 84 basis points from 1999 while the yield on earning assets was up only 34 basis points. Core deposit costs increased 67 basis points, as the mix shifted to higher-rate accounts during the year. This migration accelerated in 2000 following the introduction of new products designed to improve customer retention in the intensely competitive market for retail deposits. To a lesser degree, the reduction in net interest income and the margin also reflects the impact of the fourth quarter 1999 credit card sale and the automobile loan securitizations in 2000. Huntington's interest rate risk position is further discussed in the "Interest Rate Risk Management" section of this report.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
     The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was $90.5 million in 2000 versus $88.4 million and $105.2 million in the past two years.

------------------------------------------------------------------------------------------------------------------
TABLE 5 SUMMARY OF ALLOWANCE FOR LOAN LOSSES AND SELECTED STATISTICS

(in thousands of dollars)                         2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF YEAR   $ 299,309     $ 290,948     $ 258,171     $ 230,778     $ 222,487
LOAN LOSSES
     Commercial                                  (18,013)      (16,203)      (24,512)      (23,276)      (23,904)
     Real estate
          Construction                              (238)         (638)          (80)         (375)         --
          Commercial                              (1,522)       (2,399)       (2,115)         (728)       (1,476)
     Consumer
          Loans                                  (65,211)      (78,688)      (84,961)      (74,761)      (59,843)
          Leases                                 (24,721)      (12,959)      (13,444)       (9,648)       (4,492)
          Residential Mortgage                    (1,140)       (1,404)       (1,243)       (1,935)       (1,292)
                                               ---------     ---------     ---------     ---------     ---------
     Total loan losses                          (110,845)     (112,291)     (126,355)     (110,723)      (91,007)
                                               ---------     ---------     ---------     ---------     ---------
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF
     Commercial                                    4,201         5,303         4,546         4,373         4,884
     Real estate
          Construction                               165           192           441           111           556
          Commercial                                 268         1,260         1,800           315         1,124
     Consumer
          Loans                                   19,486        22,650        23,140        16,382        13,457
          Leases                                   3,503         2,532         1,554         1,057           721
          Residential Mortgage                       133           268           367           304           278
                                               ---------     ---------     ---------     ---------     ---------
     Total recoveries                             27,756        32,205        31,848        22,542        21,020
                                               ---------     ---------     ---------     ---------     ---------
NET LOAN LOSSES                                  (83,089)      (80,086)      (94,507)      (88,181)      (69,987)
                                               ---------     ---------     ---------     ---------     ---------
ALLOWANCE OF SECURITIZED LOANS                   (16,719)         --            --            --            --
PROVISION FOR LOAN LOSSES                         90,479        88,447       105,242       107,797        76,371
ALLOWANCE ACQUIRED/OTHER                           7,900          --          22,042         7,777         1,907
                                               ---------     ---------     ---------     ---------     ---------
ALLOWANCE FOR LOAN LOSSES, END OF YEAR         $ 297,880     $ 299,309     $ 290,948     $ 258,171     $ 230,778
                                               =========     =========     =========     =========     =========
AS A % OF AVERAGE TOTAL LOANS
     Net loan losses                                0.40%         0.40%         0.51%         0.50%         0.44%
     Provision for loan losses                      0.44%         0.44%         0.57%         0.61%         0.48%
Allowance for loan losses as a %
     of total loans (end of period)                 1.45%         1.45%         1.50%         1.46%         1.38%
Net loan loss coverage (1)                          7.23x         8.63x         6.72x         7.01x         7.62x

(1) Income before income taxes (excluding special charges and gains from sale of credit card portfolios) and the provision for loan losses to net loan losses.

     Net charge-offs as a percent of average loans totaled .40% for both 2000 and 1999 and were .51% in 1998. Consistent with broader industry trends, Huntington's charge-offs increased in the second half of 2000 and were .50% in the fourth quarter. Net change offs are expected to be above these recent levels in 2001.
     Huntington allocates the ALL to each loan category based on a detailed credit quality review performed periodically on specific commercial loans based on size and relative risk and other relevant factors such as portfolio performance, internal controls, and impacts from mergers and acquisitions. Loss factors are applied on larger, commercial and industrial and commercial real estate credits and represent management's estimate of the inherent loss. The portion of the allowance allocated to homogeneous consumer loans is determined by applying projected loss ratios to various segments of the loan portfolio giving consideration to existing economic conditions and trends.
     Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected because a loan's performance depends not only on economic factors but also other factors unique to each customer. The diversity in size of corporate commercial loans can be significant as well and even if the projected number of loans deteriorates, the dollar exposure could significantly vary from estimated amounts. Additionally, the impact on individual customers from recent economic events may yet be known. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. For analytical purposes, the allocation of the ALL is provided in Table 6. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.
     The ALL was $297.9 million at December 31, 2000, and $299.3 million at year-end 1999, representing 1.45% of total loans at both dates. Non-performing loans were covered by the ALL 3.2 times versus 3.6 times at the end of last year. Additional information regarding the ALL and asset quality appears in the "Credit Risk" section.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 6 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                                                Consumer
                                                Real Estate        ------------------------------------
                                         ----------------------                             Residential
(in thousands of dollars)      Comm'l       Const.       Comm'l      Loans       Leases      Mortgage     Unalloc.      Total
------------------------------------------------------------------------------------------------------------------------------------

2000:
AMOUNT                      $ 104,968    $  13,442    $  33,909    $  70,639    $  32,951    $   3,575    $  38,396   $ 297,880
% OF LOANS TO TOTAL LOANS        32.2%         6.4%        10.9%        31.0%        14.9%         4.6%        --         100.0%
1999:
Amount                      $  94,978    $  15,452    $  32,073    $  78,655    $  25,378    $   4,804    $  47,969   $ 299,309
% of Loans to Total Loans        30.5%         6.0%        10.4%        32.9%        13.3%         6.9%        --         100.0%
1998:
Amount                      $  82,129    $  11,112    $  35,206    $ 104,198    $  17,823    $   4,864    $  35,616   $ 290,948
% of Loans to Total Loans        31.0%         4.7%        11.5%        35.8%         9.8%         7.2%        --         100.0%
1997:
Amount                      $  86,439    $   8,140    $  35,051    $  75,405    $   6,631    $   3,547    $  42,958   $ 258,171
% of Loans to Total Loans        29.7%         4.9%        12.6%        36.4%         8.7%         7.7%        --         100.0%
1996:
Amount                      $ 113,555    $   2,033    $  14,698    $  54,564    $   3,457    $   4,289    $  38,182   $ 230,778
% of Loans to Total Loans        30.6%         4.2%        12.8%        36.5%         7.1%         8.8%        --         100.0%
------------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
     Non-interest income, excluding gains from investment security and loan sales, was $456.5 million during the recent twelve months, compared with $452.1 million in 1999 and $398.9 million in 1998. Improvements in several key non-interest income categories offset the impact of lower mortgage banking income and the reduced level of credit card fees following the portfolio sale last year. Brokerage and insurance income grew 19% during 2000 due to strong mutual fund and annuity sales, primarily during the first half of the year, and the JRD acquisition. Electronic banking fees grew 18% as a result of higher customer usage of Huntington's check card product and the expansion of Huntington's ATM network. The "Other" component of non-interest revenue includes $6.9 million of income from the automobile loan securitization transactions completed in 2000.
      Investment security gains totaled $37.1 million for 2000, compared with $13.0 million a year ago and $29.8 million in 1998. Sales by Huntington of certain equity investments generated gross gains of $66.5 million in 2000 and $31.0 million last year. Substantially offsetting these gains in both years were losses from the sale of lower yielding, fixed-income investment securities.

NON-INTEREST EXPENSE

     Non-interest expense, before special charges, was $835.6 million in 2000, compared with $815.3 million and $823.9 million in 1999 and 1998, respectively. Higher facility and equipment costs related to the new operations center, which opened in the fall of 1999, and other expansion-related activities contributed to the growth in expenses in the recent year. Additionally, expenses were higher in the second half of 2000, as Huntington made investments in technology and personnel and acquired Empire and JRD to improve its competitive position and to support revenue growth. Because of the above-mentioned factors, management expects that non-interest expense in 2001 will increase from the 4th quarter level.

SPECIAL CHARGES

     Huntington recorded special charges totaling $50.0 million in the recent year, $96.8 million in 1999, and $90.0 million in 1998. The $50.0 million charge in 2000 and $58.2 million of the 1999 charge represent write-downs of residual values related to Huntington's $3.0 billion vehicle lease portfolio. Of the $108.2 million total charge, $71.4 million remained available at December 31, 2000, to cover estimated losses inherent in the portfolio. Based on management's projections, the remaining amount is adequate to absorb the estimated impairment losses in the portfolio at December 31, 2000. Additionally, Huntington has taken actions, including no longer capitalizing the value of customer-added options, that are expected to mitigate residual value exposure on new business.
     The 1999 charge also included $38.6 million related to the company's "Huntington 2000+" program as well as other one-time expenses, which included amounts paid for management consulting and other professional services as well as $11 million for a special cash award to employees for achievement of the program goals for 1999. "Huntington 2000+" was a collaborative effort among all employees to evaluate processes and procedures and the way Huntington conducts its business with a mission of maximizing efficiency through all aspects of the organization. The 1998 charge related to costs for several strategic actions that enhanced profitability, including the sale or closure of underperforming banking offices and the termination of certain business activities.

PROVISION FOR INCOME TAXES
     The provision for income taxes was $131.4 million, $192.7 million, and $138.4 million in each of the last three years. Huntington's effective tax rate was 28.6% in 2000 versus approximately 31% in 1999 and 1998. Based on information currently available, Huntington expects its 2001 effective tax rate to remain under 30%.

------------------------------------------------------------------------------------------------------
TABLE 7 INVESTMENT SECURITIES

                                                                                DECEMBER 31,
                                                                  ------------------------------------
(in thousands of dollars)                                             2000         1999         1998
------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies                                $     --     $     --     $      156
States and political subdivisions                                     16,336       18,765       24,778
                                                                  ----------   ----------   ----------
TOTAL INVESTMENT SECURITIES                                       $   16,336   $   18,765   $   24,934
                                                                  ==========   ==========   ==========

AMORTIZED COST AND FAIR VALUES BY MATURITY AT DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------
                                                                   AMORTIZED     FAIR
(in thousands of dollars)                                            COST        VALUE         YIELD
------------------------------------------------------------------------------------------------------
States and political subdivisions
     Under 1 year                                                 $    3,139   $    3,115         7.95%
     1-5 years                                                        10,536       10,578         7.66%
     6-10 years                                                        2,193        2,234         8.34%
     Over 10 years                                                       468          487         8.28%
                                                                  ----------   ----------
        Total                                                         16,336       16,414
                                                                  ----------   ----------
TOTAL INVESTMENT SECURITIES                                       $   16,336   $   16,414
                                                                  ==========   ==========

Note: Weighted average yields were calculated on the basis of amortized cost and have been adjusted to a fully tax equivalent basis, assuming a 35% tax rate.

INTEREST RATE RISK AND LIQUIDITY MANAGEMENT

INTEREST RATE RISK MANAGEMENT
     Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management, establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty, settlement, and market risks. On

-----------------------------------------------------------------------------------------
TABLE 8 SECURITIES AVAILABLE FOR SALE

                                                            DECEMBER 31,
                                           ---------------------------------------------
(in thousands of dollars)                      2000            1999            1998
----------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies         $3,284,031      $4,165,342      $4,096,134
Other                                         806,494         704,861         685,281
                                           ----------      ----------      ----------
TOTAL SECURITIES AVAILABLE FOR SALE        $4,090,525      $4,870,203      $4,781,415
                                           ==========      ==========      ==========

AMORTIZED COST AND FAIR VALUES BY MATURITY AT DECEMBER 31, 2000
--------------------------------------------------------------------------------------
                                             AMORTIZED        FAIR
(in thousands of dollars)                      COST           VALUE           YIELD(1)
--------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                           $    1,455     $    1,466          6.17%
     1-5 years                                   2,007          2,110          7.00%
     6-10 years                                  6,407          6,706          5.73%
     Over 10 years                                 413            446          6.25%
                                            ----------     ----------
        Total                                   10,282         10,728
                                            ----------     ----------
Federal Agencies
     Mortgage-backed securities
     6-10 years                                 22,757         22,987          6.51%
     Over 10 years                           1,515,883      1,508,914          6.56%
                                            ----------     ----------
        Total                                1,538,640      1,531,901
                                            ----------     ----------
     Other agencies
     Under 1 year                               20,000         19,913          6.62%
     1-5 years                               1,029,073      1,017,230          5.58%
     6-10 years                                146,376        144,313          6.53%
     Over 10 years                             566,760        559,946          6.23%
                                            ----------     ----------
        Total                                1,762,209      1,741,402
                                            ----------     ----------
Total U.S. Treasury and Federal Agencies     3,311,131      3,284,031
                                            ----------     ----------
Other
     Under 1 year                               21,098         20,826          8.77%
     1-5 years                                 215,978        217,453          9.57%
     6-10 years                                 88,872         87,415          8.13%
     Over 10 years                             403,730        388,731          6.55%
     Marketable equity securities               87,674         92,069
                                            ----------     ----------
        Total                                  817,352        806,494
                                            ----------     ----------
TOTAL SECURITIES AVAILABLE FOR SALE         $4,128,483     $4,090,525
                                            ==========     ==========

At December 31, 2000, Huntington had no concentrations of securities by a single issuer in excess of 10% of shareholders' equity.

(1) Weighted average yields were calculated on the basis of amortized cost. Marketable equity securities are excluded.

and off-balance sheet strategies and tactics are reviewed and monitored regularly by ALCO to ensure consistency with approved risk tolerances.
     Interest rate risk management is a dynamic process, encompassing business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, futures, and options--as well as numerous trading exchanges. In addition, dealers in over-the-counter financial instruments provide availability of interest rate swaps as needed.
     Measurement and monitoring of interest rate risk is an ongoing process. A key element in this process is Huntington's estimation of the amount that net interest income will change over a twelve-month period given a gradual and directional shift in interest rates. The income simulation model used by Huntington captures all assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions.
     The model also captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates. While these assumptions are inherently uncertain, management assigns probabilities and, therefore, believes at any point in time that the model provides a reasonably accurate estimate of Huntington's interest rate risk exposure. Management reporting of this information is regularly shared with the Board of Directors.
     At December 31, 2000, the results of Huntington's sensitivity analysis indicated that net interest income would be expected to decline by approximately 1.4%, if rates rose 100 basis points and would drop an estimated 3.0%, in the event of a gradual 200 basis point increase. If rates declined 100 and 200 basis points, Huntington's net interest income would benefit 1.3% or 2.5%, respectively. Huntington's recent analysis shows a meaningful reduction in sensitivity to changing interest rates compared with year-end 1999, in which the risk to net interest income of a 200 basis point increase was 4.7%. This reduction is indicative of the balance sheet efficiency efforts described previously.
     Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk that is created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments are often preferable to similar cash instruments because, though performing identically, they require less capital while preserving access to the marketplace.
     Table 9 illustrates the approximate market values, estimated maturities and weighted average rates of the interest rate swaps used by Huntington in its interest rate risk management program at December 31, 2000. As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily

----------------------------------------------------------------------------------------------------------------------------
TABLE 9 INTEREST RATE SWAP PORTFOLIO AT DECEMBER 31, 2000

                                        ASSET CONVERSION SWAPS                  LIABILITY CONVERSION SWAPS
                                 ------------------------------------    -------------------------------------        BASIS
                                    Receive-        Pay-                   Receive-          Pay-                PROTECTION
(in millions of dollars)              fixed       fixed        Total         fixed         fixed        Total         SWAPS
----------------------------------------------------------------------------------------------------------------------------

Notional value                      $ 1,275      $  200       $1,475        $1,410       $ 3,410      $ 4,820        $  200

Average maturity (years)                1.7         0.7          1.6           5.0           0.6          1.9           0.7

Market value                        $  (2.0)     $ (0.3)      $ (2.3)       $ 22.3       $ (14.5)     $   7.8        $  0.6

Average rate:
   Receive                            6.02%       6.65%        6.11%         6.51%         6.71%        6.65%         6.55%
   Pay                                6.72%       6.31%        6.67%         6.81%         6.71%        6.74%         6.60%

----------------------------------------------------------------------------------------------------------------------------

indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. With respect to the variable rate information presented in Table 9, management made no assumptions regarding future changes in interest rates.
     The pay rates on Huntington's receive-fixed swaps vary based on movements in the applicable London interbank offered rate (LIBOR). Receive-fixed asset conversion swaps with notional values of $155 million have embedded written LIBOR-based call options. Basis swaps are contracts that provide for both parties to receive interest payments according to different rate indices and are used to protect against changes in spreads between market rates.
     The contractual amounts of interest payments to be exchanged are based on the notional values of the swap portfolio. These notional values do not represent direct credit exposures. At December 31, 2000, Huntington's credit risk from interest rate swaps used for asset/liability management purposes was $41.7 million, which represents the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. In order to minimize the risk that a swap counterparty will not satisfy its interest payment obligation under the terms of the contract, Huntington performs credit reviews on all counterparties, restricts the number of counterparties used to a select group of high quality institutions, obtains collateral, and enters into formal netting arrangements. Huntington has never experienced any past due amounts from a swap counterparty and does not anticipate nonperformance in the future by any such counterparties.
     At December 31, 2000, the total notional amount of off-balance sheet instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third party contracts) was $1.1 billion. The credit exposure from these contracts is not material and furthermore, these separate activities, which are accounted for at fair value, are not a significant part of Huntington's operations. Accordingly, they have been excluded from the above discussion of off-balance sheet financial instruments and the related table.

LIQUIDITY MANAGEMENT

     Liquidity management is also a significant responsibility of ALCO. The objective of ALCO in this regard is to maintain an optimum balance of maturities among Huntington's assets and liabilities such that sufficient cash, or access to cash, is available at all times to meet the needs of borrowers, depositors, and creditors, as well as to fund corporate expansion and other activities.
     A chief source of Huntington's liquidity is derived from the large retail deposit base accessible by its network of geographically dispersed banking offices. This core funding is supplemented by Huntington's demonstrated ability to raise funds in capital markets and to access funds nationwide. The bank subsidiary's $6 billion domestic bank note and $2 billion European bank note programs along with a similar $750 million note program at the parent company are significant sources of wholesale funding. Under these programs unsecured senior and subordinated notes are issuable with maturities ranging from one month to thirty years. The proceeds from the parent's note program are used from time to time to fund certain non-banking activities, finance acquisitions, repurchase Huntington's common stock, or for other general corporate purposes. At December 31, 2000, approximately $3.6 billion of notes were available under these programs to fund Huntington's future activities. Huntington also has $300 million of capital securities outstanding through its subsidiaries, Huntington Capital I and II. A $140 million line of credit is also available to the parent holding company to support commercial paper borrowings and other short-term working capital needs.
     While liability sources are many, significant liquidity is also available from Huntington's investment and loan portfolios. ALCO regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. At the end of the recent year, management believes sufficient liquidity was available to meet estimated short-term and long-term funding needs.

TABLE 10 MATURITY OF DOMESTIC CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

-------------------------------------------------------------------------
(in thousands of dollars)                               December 31, 2000
-------------------------------------------------------------------------

Three months or less                                       $  697,551
Over three through six months                                 284,293
Over six through twelve months                                360,035
Over twelve months                                            434,774
                                                           ----------
     Total                                                 $1,776,653
                                                           ==========

---------------------------------------------------------------------------------------------------------------------
TABLE 11 SHORT-TERM BORROWINGS

                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
(in thousands of dollars)                                              2000              1999              1998
---------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                                  $ 1,822,480       $ 2,065,192       $ 2,137,374
Weighted average interest rate at year-end                                  5.91%             4.69%             4.05%
Maximum amount outstanding at month-end during the year              $ 2,093,546       $ 3,033,277       $ 2,897,385
Average amount outstanding during the year                           $ 1,831,228       $ 2,417,032       $ 1,980,648
Weighted average interest rate during the year                              5.68%             4.50%             4.72%
---------------------------------------------------------------------------------------------------------------------

CREDIT RISK

     Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs extensive risk management techniques, including forecasting, to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis.
     Non-performing assets (NPAs) consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes, which is generally no more than 120 days. A charge-off may be delayed in circumstances when collateral is repossessed and anticipated to be sold at a future date.
     Total NPAs were $105.4 million at December 31, 2000, compared with $98.2 million at year-end 1999. As of the same dates, NPAs as a percent of total loans and other real estate were .51% and .47%. Total NPAs are expected to increase further in 2001 as deteriorating economic conditions adversely impact corporate borrowers. Loans past due ninety days or more but continuing to accrue interest increased to $80.3 million at December 31, 2000, versus $61.3 million last year. This increase was approximately evenly distributed between commercial and consumer lending.

CAPITAL AND DIVIDENDS

     Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements.
     Average shareholders' equity was $2.3 billion for the year ended December 31, 2000, compared with $2.1 billion last year. Huntington's ratio of average equity to average assets in the recent year was 7.94% versus 7.47% one year ago. On a period-end basis, the ratios were 8.27% and 7.52%. Excluding the unrealized losses on securities available for sale, tangible equity to assets was 5.87% and 5.64% at the two recent year-ends.
     Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, Total Capital, and Leverage ratio purposes at 6%, 10%, and 5%, respectively. At December 31, 2000, Huntington's Tier 1 risk-based capital ratio was 7.19%, total risk-based capital ratio was 10.46%, and the leverage ratio was 6.93%. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

-----------------------------------------------------------------------------------------------------
TABLE 12 NON-PERFORMING ASSETS AND PAST DUE LOANS

                                                                   DECEMBER 31,
                                             --------------------------------------------------------
(in thousands of dollars)                      2000        1999        1998        1997        1996
-----------------------------------------------------------------------------------------------------
Non-accrual loans
   Commercial                                $ 55,804    $ 42,958    $ 34,586    $ 36,459    $ 25,621
   Real Estate
      Construction                              8,687      10,785      10,181       5,916       1,741
      Commercial                               18,015      16,131      13,243      10,212      14,843
      Residential                              10,174      11,866      14,419      13,394      12,835
                                             --------    --------    --------    --------    --------
Total Non-accrual Loans                        92,680      81,740      72,429      65,981      55,040
Renegotiated loans                              1,304       1,330       4,706       5,822       4,422
                                             --------    --------    --------    --------    --------
TOTAL NON-PERFORMING LOANS                     93,984      83,070      77,135      71,803      59,462
                                             --------    --------    --------    --------    --------
Other real estate, net                         11,413      15,171      18,964      15,343      17,208
                                             --------    --------    --------    --------    --------
TOTAL NON-PERFORMING ASSETS                  $105,397    $ 98,241    $ 96,099    $ 87,146    $ 76,670
                                             ========    ========    ========    ========    ========

ACCRUING LOANS PAST DUE 90 DAYS OR MORE      $ 80,306    $ 61,287    $ 51,037    $ 49,608    $ 39,267
                                             ========    ========    ========    ========    ========

NON-PERFORMING LOANS AS A % OF TOTAL LOANS       0.46%       0.40%       0.40%       0.40%       0.35%

NON-PERFORMING ASSETS AS A % OF TOTAL
LOANS AND OTHER REAL ESTATE                      0.51%       0.47%       0.49%       0.49%       0.46%

ALLOWANCE FOR LOAN LOSSES AS A % OF  NON-
PERFORMING LOANS                               316.95%     360.31%     377.19%     359.55%     388.11%

ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
ESTATE AS A % OF NON-PERFORMING ASSETS         279.16%     299.85%     301.00%     294.32%     297.12%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE TO
TOTAL LOANS                                      0.39%       0.30%       0.26%       0.28%       0.23%

Note: For 2000, the amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $6.5 million. Amounts actually collected and recorded as interest income for these loans totaled $3.9 million.

--------------------------------------------------------------------------------

     A 10% stock dividend was distributed to shareholders in the year just ended. Cash dividends declared, as restated for the impact of the stock dividend, were $.76 a share in 2000, up 12% from 1999.
     During the second quarter of 2000, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program. The shares will be repurchased in the open market and in privately negotiated transactions. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes. During 2000, Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire and JRD. As of December 31, 2000, approximately 15.3 million shares remained available under the authorization. Huntington has not repurchased any shares since September 30, 2000, as management continues to review its capital management strategy, including future share repurchases.

RESULTS FOR THE FOURTH QUARTER

     Operating earnings for the fourth quarter of 2000 were $76.2 million, or $.30 per share, compared with $107.3 million, or $.42 per share, for the last three months of 1999. The 1999 results exclude the impact of the $70.6 million after-tax gain on the sale of Huntington's credit card portfolio and the $62.9 million after-tax special charge. Related ROE was 12.89% and 20.20% for these periods and ROA was 1.06% and 1.47%, respectively.
     Net interest income was $233.1 million in the recent quarter, an 8% decline from the comparable period last year. The net interest margin was 3.70% versus 3.94% in the fourth quarter of 1999. These declines reflect the impact of higher short-term interest rates and, as previously mentioned, the changing mix of Huntington's core deposit base to more expensive products throughout the year.
     After adjusting for the impact of acquisitions, securitization activity, and asset sales, average total loans grew 9% over the fourth quarter last year. Growth in the consumer portfolio was particularly strong at 14%, with the largest increases in home equity lending at 24% and indirect automobile financing at 14%. Commercial loans and commercial real estate loans grew 3% and 4%, respectively. Core deposits were at the same level as last year's fourth quarter.
     The provision for loan losses increased $12.5 million over last year, $9.2 million of which was due to higher net charge-offs and $3.3 million related to loan growth. Annualized net charge-offs increased to .50% of average loans during the last quarter of 2000 versus .32% in the same period a year ago. Though higher than the comparable period last year, charge-offs were in line with management's expectations, and reflect broader industry trends as economic conditions deteriorated in the latter part of 2000.
     Excluding securities gains and the gain from the 1999 sale of credit card receivables, non-interest income for the fourth quarter of 2000 was $129.7 million, up 13% from $114.3 million one year ago. Increases in most major categories offset the decline in service charges on deposit accounts and the reduction in credit card fees following the portfolio sale. The largest increases were in brokerage and insurance income, which grew nearly 28% as a result of the JRD acquisition, and the "Other" component of non-interest revenue, which included $10.0 million of income from the automobile loan securitizations. Electronic banking fees were also up 15% from continued increases in check card fees.
     Non-interest expense, excluding special charges, was $223.9 million in the recent three months, compared with $204.9 million in the same period a year ago. Approximately $7 million of expenses related to acquisitions and unusually high operational losses drove the increase. Several other categories were also up during the period.

SUBSEQUENT EVENT

     On March 7, 2001, Huntington National Bank, Huntington's subsidiary bank, announced that the Huntington Money Market Fund had sold commercial paper and realized a $4.2 million loss. The loss will be reimbursed by Huntington and will not affect the Huntington Fund's shareholders or share price. The $4.2 million pre-tax loss will be reflected in Huntington's first quarter 2001 financial results.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------
                                                                    2000                                    1999
                                                ------------------------------------------ -----------------------------------------
                                                                  INTEREST                                 INTEREST
Fully Tax Equivalent Basis (1)                     AVERAGE         INCOME/       YIELD/      AVERAGE       INCOME/        YIELD/
(in millions of dollars)                           BALANCE         EXPENSE        RATE       BALANCE       EXPENSE         RATE
----------------------------------------------- ------------------------------------------ -----------------------------------------
ASSETS
Interest bearing deposits in banks                   $      6       $    0.3        5.03 %     $      9      $     0.4       4.04 %
Trading account securities                                 15            1.1        7.11             13            0.8       5.89
Federal funds sold and securities purchased
   under resale agreements                                 87            5.5        6.33             22            1.2       5.58
Mortgages held for sale                                   109            8.7        7.96            232           16.3       7.03
Securities:
      Taxable                                           4,316          269.5        6.24          4,885          297.0       6.08
      Tax exempt                                          273           20.8        7.61            297           23.5       7.90
                                                --------------   ------------               ------------  -------------
           Total Securities                             4,589          290.3        6.33          5,182          320.5       6.18
                                                --------------   ------------               ------------  -------------
Loans:
     Commercial                                         6,446          553.2        8.58          6,128          483.4       7.89
     Real Estate
          Construction                                  1,270          110.7        8.72          1,064           86.1       8.09
          Commercial                                    2,187          185.7        8.49          2,235          181.6       8.13
     Consumer
           Loans                                        6,546          562.4        8.59          6,938          575.7       8.30
           Leases                                       2,924          197.9        6.77          2,299          154.5       6.72
           Residential Mortgage                         1,296           99.6        7.69          1,425          107.0       7.51
                                                --------------   ------------               ------------  -------------
           Total Consumer                              10,766          859.9        7.97         10,662          837.2       7.85
                                                --------------   ------------               ------------  -------------
Total Loans                                            20,669        1,709.5        8.27         20,089        1,588.3       7.91
                                                --------------   ------------               ------------  -------------
Allowance for loan losses/loan fees                       303          101.4                        301          107.9
                                                --------------   ------------               ------------  -------------
Net loans  (2)                                         20,366        1,810.9        8.76         19,788        1,696.2       8.44
                                                --------------   ------------               ------------  -------------
Total earning assets                                   25,475        2,116.8        8.31 %       25,547        2,035.4       7.97 %
                                                --------------   ------------               ------------  -------------
Cash and due from banks                                 1,008                                     1,039
All other assets                                        2,541                                     2,454
                                                --------------                              ------------
TOTAL ASSETS                                         $ 28,721                                  $ 28,739
                                                ==============                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Core deposits
     Non-interest bearing deposits                   $  3,421                                  $  3,497
     Interest bearing demand deposits                   4,291          144.0        3.36 %        4,097          106.5       2.60 %
     Savings deposits                                   3,563          146.4        4.11          3,740          126.0       3.37
     Certificates of deposit                            7,374          425.8        5.78          7,272          375.7       5.17
                                                --------------   ------------               ------------  -------------
          Total core deposits                          18,649          716.2        4.70         18,606          608.2       4.03
                                                --------------   ------------               ------------  -------------
Other domestic time deposits                              502           31.9        6.35            238           12.8       5.40
Foreign time deposits                                     539           34.0        6.31            363           18.6       5.14
                                                --------------   ------------               ------------  -------------
     Total deposits                                    19,690          782.1        4.81         19,207          639.6       4.07
                                                --------------   ------------               ------------  -------------
Short-term borrowings                                   1,966          113.1        5.75          2,549          114.3       4.48
Medium-term notes                                       2,894          189.3        6.54          3,122          170.0       5.45
Subordinated notes and other long-term debt,
   including capital securities                         1,124           81.6        7.26          1,003           60.3       6.01
                                                --------------   ------------               ------------  -------------
     Total interest bearing liabilities                22,253        1,166.1        5.24 %       22,384          984.2       4.40 %
                                                --------------   ------------               ------------  -------------
All other liabilities                                     768                                       711
Shareholders' equity                                    2,279                                     2,147
                                                --------------                              ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 28,721                                  $ 28,739
                                                ==============                              ============

Net interest rate spread                                                            3.07 %                                   3.57 %
Impact of non-interest bearing funds on margin                                      0.66 %                                   0.54 %
NET INTEREST MARGIN                                                 $  950.7        3.73 %                   $ 1,051.2       4.11 %
                                                                 ============                             =============

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees. Individual components include non-accrual loan balances and related interest received.

                              ------------------------------------------------------------------------------------
                                                1998                                      1997
                              ----------------------------------------- ------------------------------------------
                                                 INTEREST                                  INTEREST
                                   AVERAGE       INCOME/        YIELD/       AVERAGE        INCOME/        YIELD/
                                   BALANCE       EXPENSE         RATE        BALANCE        EXPENSE         RATE
                              ----------------------------------------- ------------------------------------------

                                   $     10      $     1.0       5.22 %      $      9      $     0.5        5.47 %
                                         11            0.6       5.71              10            0.6        5.70

                                        229           12.9       5.64              44            2.4        5.50
                                        289           20.2       6.99             131           10.1        7.75

                                      4,896          308.8       6.31           5,351          339.8        6.35
                                        247           21.9       8.83             264           25.3        9.55
                              --------------  -------------              -------------  -------------
                                      5,143          330.7       6.43           5,615          365.1        6.50
                              --------------  -------------              -------------  -------------

                                      5,629          469.0       8.33           5,302          456.6        8.61

                                        829           71.7       8.65             813           73.8        8.85
                                      2,304          199.6       8.66           2,251          200.6        8.91

                                      6,679          593.9       8.89           6,299          574.8        9.12
                                      1,693          120.1       7.09           1,406          106.7        7.59
                                      1,300          104.6       8.04           1,510          126.3        8.28
                              --------------  -------------              -------------  -------------
                                      9,672          818.6       8.46           9,215          807.8        8.77
                              --------------  -------------              -------------  -------------
                                     18,434        1,558.9       8.46          17,581        1,538.8        8.75
                              --------------  -------------              -------------  -------------
                                        280           85.4                        252           75.8
                              --------------  -------------              -------------  -------------
                                     18,154        1,644.3       8.92          17,329        1,614.6        9.18
                              --------------  -------------              -------------  -------------
                                     24,116        2,009.7       8.33 %        23,390        1,993.3        8.52 %
                              --------------  -------------              -------------  -------------
                                        975                                       910
                                      2,081                                     1,103
                              --------------                             -------------
                                   $ 26,892                                  $ 25,151
                              ==============                             =============




                                   $  3,287                                  $  2,774
                                      3,585           96.4       2.69 %         3,204           84.4        2.64 %
                                      3,277          114.0       3.48           3,056          100.4        3.28
                                      7,979          445.6       5.58           7,414          417.3        5.63
                              --------------  -------------              -------------  -------------
                                     18,128          656.0       4.42          16,448          602.1        4.40
                              --------------  -------------              -------------  -------------
                                        182           10.5       5.82             365           21.8        5.97
                                        103            5.9       5.66             382           22.2        5.81
                              --------------  -------------              -------------  -------------
                                     18,413          672.4       4.44          17,195          646.1        4.48
                              --------------  -------------              -------------  -------------
                                      2,084           97.7       4.69           2,826          146.4        5.18
                                      2,903          164.6       5.67           1,983          116.2        5.86

                                        876           43.6       4.98             739           45.5        6.16
                              --------------  -------------              -------------  -------------
                                     20,989          978.3       4.66 %        19,969          954.2        4.78 %
                              --------------  -------------              -------------  -------------
                                        552                                       514
                                      2,064                                     1,894
                              --------------                             -------------
                                   $ 26,892                                  $ 25,151
                              ==============                             =============

                                                                 3.67 %                                     3.74 %
                                                                 0.61 %                                     0.70 %
                                                 $ 1,031.4       4.28 %                    $ 1,039.1        4.44 %
                                              =============                             =============



































                              -------------------------------------------------------------------------------------
                                                1996                                       1995
                              ----------------------------------------- -------------------------------------------
                                              INTEREST                                    INTEREST
                               AVERAGE        INCOME/       YIELD/        AVERAGE          INCOME/       YIELD/
                               BALANCE        EXPENSE        RATE         BALANCE          EXPENSE        RATE
                              ----------------------------------------- -------------------------------------------

                                 $     14       $    0.8       5.85 %       $     26       $    1.6        5.99 %
                                       16            0.9       5.66               23            1.6        7.29

                                       67            3.8       6.03               93            5.6        6.10
                                      113            8.7       7.74              133           10.0        7.58

                                    5,194          333.7       6.42            4,679          310.7        6.64
                                      291           27.9       9.59              342           33.2        9.73
                              ------------  -------------               -------------   ------------
                                    5,485          361.6       6.59            5,021          343.9        6.85
                              ------------  -------------               -------------   ------------

                                    4,955          396.9       8.01            4,703          403.3        8.58

                                      580           50.7       8.75              473           41.6        8.79
                                    2,129          189.3       8.89            1,646          145.1        8.82

                                    5,880          528.4       8.99            5,508          494.2        8.97
                                      950           74.8       7.87              657           51.0        7.76
                                    1,485          123.0       8.28            2,188          183.0        8.36
                              ------------  -------------               -------------   ------------
                                    8,315          726.2       8.73            8,353          728.2        8.72
                              ------------  -------------               -------------   ------------
                                   15,979        1,363.1       8.53           15,175        1,318.2        8.69
                              ------------  -------------               -------------   ------------
                                      231           49.2                         227           43.4
                              ------------  -------------               -------------   ------------
                                   15,748        1,412.3       8.84           14,948        1,361.6        8.97
                              ------------  -------------               -------------   ------------
                                   21,674        1,788.1       8.26 %         20,471        1,724.3        8.43 %
                              ------------  -------------               -------------   ------------
                                      901                                        883
                                    1,031                                        972
                              ------------                              -------------
                                 $ 23,375                                   $ 22,099
                              ============                              =============




                                 $  2,664                                   $  2,477
                                    3,068           80.2       2.61 %          2,815           68.6        2.44 %
                                    2,836           86.3       3.04            2,666           77.9        2.92
                                    6,959          394.3       5.67            6,635          374.0        5.64
                              ------------  -------------               -------------   ------------
                                   15,527          560.8       4.36           14,593          520.5        4.30
                              ------------  -------------               -------------   ------------
                                       28            1.5       5.36               16            1.1        6.88
                                      305           18.4       6.03              262           17.0        6.50
                              ------------  -------------               -------------   ------------
                                   15,860          580.7       4.40           14,871          538.6        4.34
                              ------------  -------------               -------------   ------------
                                    2,883          149.1       5.17            2,422          138.1        5.70
                                    1,835          120.2       6.55            2,103          146.4        6.96

                                      516           30.7       5.96              529           33.8        6.38
                              ------------  -------------               -------------   ------------
                                   18,430          880.7       4.78 %         17,448          856.9        4.91 %
                              ------------  -------------               -------------   ------------
                                      505                                        432
                                    1,776                                      1,742
                              ------------                              -------------
                                 $ 23,375                                   $ 22,099
                              ============                              =============

                                                               3.48 %                                      3.52 %
                                                               0.71 %                                      0.72 %
                                                $  907.4       4.19 %                      $  867.4        4.24 %
                                            =============                               ============

SELECTED ANNUAL INCOME STATEMENT DATA

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
(in thousands of dollars,                     ---------------------------------------------------------------------------
except per share amounts)                        2000         1999         1998         1997         1996         1995
-------------------------------------------   ----------   ----------   ----------   ----------   ----------   ----------

TOTAL INTEREST INCOME                         $2,108,505   $2,026,002   $1,999,364   $1,981,473   $1,775,734   $1,709,627
TOTAL INTEREST EXPENSE                         1,166,073      984,240      978,271      954,243      880,648      856,860
                                              ----------   ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME                              942,432    1,041,762    1,021,093    1,027,230      895,086      852,767
Provision for loan losses                         90,479       88,447      105,242      107,797       76,371       36,712
                                              ----------   ----------   ----------   ----------   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      851,953      953,315      915,851      919,433      818,715      816,055
                                              ----------   ----------   ----------   ----------   ----------   ----------
Service charges on deposit accounts              160,727      156,315      126,403      117,852      107,669       97,505
Brokerage and insurance income                    61,871       52,076       36,710       27,084       20,856       17,979
Trust services                                    53,613       52,030       50,754       48,102       42,237       37,627
Electronic banking fees                           43,883       37,301       29,202       22,705       12,013        6,190
Bank Owned Life Insurance income                  39,544       37,560       28,712         --           --           --
Mortgage banking                                  38,025       56,890       60,006       55,715       43,942       39,309
Credit card fees                                   6,985       23,314       21,909       20,467       23,086       18,757
Other                                             51,810       36,587       45,181       42,936       46,640       48,343
                                              ----------   ----------   ----------   ----------   ----------   ----------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   AND CREDIT CARD PORTFOLIO SALE GAINS          456,458      452,073      398,877      334,861      296,443      265,710
                                              ----------   ----------   ----------   ----------   ----------   ----------
Securities gains                                  37,101       12,972       29,793        7,978       17,620        9,380
Gains on sale of credit card portfolios             --        108,530        9,530         --           --           --
                                              ----------   ----------   ----------   ----------   ----------   ----------
TOTAL NON-INTEREST INCOME                        493,559      573,575      438,200      342,839      314,063      275,090
                                              ----------   ----------   ----------   ----------   ----------   ----------
Personnel and related costs                      421,750      419,901      428,539      392,793      360,865      344,905
Equipment                                         78,069       66,666       62,040       57,867       50,887       44,646
Net occupancy                                     75,882       62,169       54,123       49,509       49,676       47,824
Outside data processing and other services        62,011       62,886       74,795       66,683       58,367       53,582
Amortization of intangible assets                 39,207       37,297       25,689       13,019       10,220        9,471
Marketing                                         34,884       32,506       32,260       32,782       20,331       17,598
Telecommunications                                26,225       28,519       29,429       21,527       16,567       13,946
Legal and other professional services             20,819       21,169       25,160       24,931       20,313       18,656
Printing and supplies                             19,634       20,227       23,673       21,584       19,602       18,103
Franchise and other taxes                         11,077       14,674       22,103       19,836       20,359       17,083
Other                                             46,059       49,314       46,118       51,414       48,323       76,247
                                              ----------   ----------   ----------   ----------   ----------   ----------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
  CHARGES                                        835,617      815,328      823,929      751,945      675,510      662,061
                                              ----------   ----------   ----------   ----------   ----------   ----------
Special charges                                   50,000       96,791       90,000       51,163         --           --
                                              ----------   ----------   ----------   ----------   ----------   ----------
TOTAL NON-INTEREST EXPENSE                       885,617      912,119      913,929      803,108      675,510      662,061
                                              ----------   ----------   ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                       459,895      614,771      440,122      459,164      457,268      429,084
Provision for income taxes                       131,449      192,697      138,354      166,501      152,999      147,283
                                              ----------   ----------   ----------   ----------   ----------   ----------

NET INCOME                                    $  328,446   $  422,074   $  301,768   $  292,663   $  304,269   $  281,801
                                              ==========   ==========   ==========   ==========   ==========   ==========

PER COMMON SHARE (1)
  Net income
      Basic                                   $     1.32   $     1.66   $     1.18   $     1.15   $     1.19   $     1.07
      Diluted                                 $     1.32   $     1.65   $     1.17   $     1.14   $     1.18   $     1.06
  Cash dividends declared                     $     0.76   $     0.68   $     0.62   $     0.56   $     0.51   $     0.46

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                           $  942,432   $1,041,762   $1,021,093   $1,027,230   $  895,086   $  852,767
Tax Equivalent Adjustment (2)                      8,310        9,423       10,307       11,864       12,363       14,602
                                              ----------   ----------   ----------   ----------   ----------   ----------
Tax Equivalent Net Interest Income            $  950,742   $1,051,185   $1,031,400   $1,039,094   $  907,449   $  867,369
                                              ==========   ==========   ==========   ==========   ==========   ==========

(1)   Adjusted for stock dividends and stock splits, as applicable.
(2)   Calculated assuming a 35% tax rate.

MARKET PRICES, KEY RATIOS, AND STATISTICS (QUARTERLY DATA)

-----------------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
-----------------------------------------------------------------------------------------------------------------------------

                                                    2000                                             1999
                                 --------------------------------------------    --------------------------------------------
                                    4 Q         3 Q         2 Q         1 Q         4 Q         3 Q         2 Q       1 Q
                                 --------------------------------------------    --------------------------------------------

High                             $ 16.375    $ 18.813    $ 21.307    $ 21.818    $ 27.955    $ 30.785    $ 30.888    $ 27.686
Low                                12.516      14.375      14.091      16.136      19.489      22.443      25.155      24.690
Close                              16.188      14.688      14.375      20.341      21.705      24.148      28.926      25.568
Cash dividends declared          $   0.20    $   0.20    $   0.18    $   0.18    $   0.18    $   0.18    $   0.16    $   0.16

Note: Stock price quotations were obtained from NASDAQ.

-----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS (1)
-----------------------------------------------------------------------------------------------------------------------------
                                                    2000                                             1999
                                 --------------------------------------------    --------------------------------------------
                                    4 Q         3 Q         2 Q         1 Q         4 Q         3 Q         2 Q       1 Q
                                 --------------------------------------------    --------------------------------------------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (2)
Interest Income                      8.47%       8.43%       8.27%       8.08%       7.98%       8.07%       7.87%       7.98%
Interest Expense                     4.77%       4.69%       4.55%       4.30%       4.04%       3.85%       3.73%       3.80%
                                 --------    --------    --------    --------    --------    --------    --------    --------
     Net Interest Margin             3.70%       3.74%       3.72%       3.78%       3.94%       4.22%       4.14%       4.18%
                                 ========    ========    ========    ========    ========    ========    ========    ========

RETURN ON (3)

  Average total assets               1.06%       1.15%       1.37%       1.45%       1.47%       1.45%       1.47%       1.38%
  Average total
     assets - cash basis             1.21%       1.30%       1.51%       1.58%       1.61%       1.59%       1.61%       1.52%

  Average shareholders' equity      12.89%      14.04%      17.79%      18.99%      20.20%      19.07%      19.48%      18.47%
  Average shareholders'
     equity - cash basis            21.14%      22.74%      27.26%      29.01%      31.59%      29.54%      30.61%      29.58%

Efficiency ratio (3)                58.48%      58.38%      53.90%      53.93%      52.97%      51.02%      50.93%      52.16%

-----------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
-----------------------------------------------------------------------------------------------------------------------------

                                                    2000                                             1999
                                 --------------------------------------------    --------------------------------------------
(in millions of dollars)            4 Q         3 Q         2 Q         1 Q         4 Q         3 Q         2 Q        1 Q
-----------------------------------------------------------------------------    --------------------------------------------
Total Risk-Adjusted Assets       $ 26,880    $ 26,370    $ 25,900    $ 25,251    $ 25,298    $ 25,309    $ 24,829    $ 24,345

Ratios:
   Tier 1 Risk-Based Capital         7.19%       7.20%       7.40%       7.23%       7.52%       7.32%       7.29%       7.20%
   Total Risk-Based Capital         10.46%      10.64%      10.90%      10.90%      10.72%      10.62%      10.65%      10.70%
   Tier 1 Leverage                   6.93%       6.80%       6.89%       6.45%       6.72%       6.58%       6.45%       6.32%

-----------------------------------

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Presented on a fully tax equivalent basis assuming a 35% tax rate.
(3) Presented on an "operating" basis (excludes special charges and gains from sale of credit card portfolios, net of taxes).

SELECTED QUARTERLY INCOME STATEMENT DATA
--------------------------------------------------------------------------------

                                                                2000                                        1999
(in thousands of dollars,                     -----------------------------------------   -----------------------------------------
 except per share amounts)                       4 Q        3 Q        2 Q        1 Q       4 Q         3 Q       2 Q         1 Q
--------------------------------------------  --------   --------   --------   --------   --------   --------   --------   --------

TOTAL INTEREST INCOME                         $537,661   $535,791   $519,496   $515,557   $515,516   $516,294   $498,500   $495,692
TOTAL INTEREST EXPENSE                         304,595    299,922    286,690    274,866    262,854    247,863    237,352    236,171
                                              --------   --------   --------   --------   --------   --------   --------   --------
NET INTEREST INCOME                            233,066    235,869    232,806    240,691    252,662    268,431    261,148    259,521
Provision for loan losses                       32,548     26,396     15,834     15,701     20,040     22,076     21,026     25,305
                                              --------   --------   --------   --------   --------   --------   --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    200,518    209,473    216,972    224,990    232,622    246,355    240,122    234,216
                                              --------   --------   --------   --------   --------   --------   --------   --------
Service charges on deposit accounts             39,248     39,722     40,097     41,660     42,774     41,700     36,065     35,776
Brokerage and insurance income                  17,078     15,564     13,945     15,284     13,373     14,620     12,540     11,543
Trust services                                  14,404     13,181     13,165     12,863     12,828     12,625     13,143     13,434
Mortgage banking                                11,976      9,412      8,122      8,515      9,426     14,282     17,224     15,958
Electronic banking fees                         11,546     11,238     11,250      9,849     10,082      9,771      9,410      8,038
Bank Owned Life Insurance income                11,086      9,786      9,486      9,186      9,390      9,390      9,390      9,390
Credit card fees                                 2,108      1,744      1,340      1,793      5,091      6,626      6,255      5,342
Other                                           22,258      9,626     18,145      1,781     11,374      6,103     11,029      8,081
                                              --------   --------   --------   --------   --------   --------   --------   --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   AND CREDIT CARD PORTFOLIO SALE GAINS        129,704    110,273    115,550    100,931    114,338    115,117    115,056    107,562
                                              --------   --------   --------   --------   --------   --------   --------   --------
Securities gains                                   845     11,379        114     24,763      7,905        537      2,220      2,310
Gains on sale of credit card portfolio            --         --         --         --      108,530       --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------
TOTAL NON-INTEREST INCOME                      130,549    121,652    115,664    125,694    230,773    115,654    117,276    109,872
                                              --------   --------   --------   --------   --------   --------   --------   --------
Personnel and related costs                    105,810    109,463    104,133    102,344    100,654    104,730    107,263    107,254
Equipment                                       20,811     18,983     18,863     19,412     18,161     16,059     15,573     16,873
Net occupancy                                   18,614     19,520     18,613     19,135     17,890     16,799     13,563     13,917
Outside data processing and other services      16,142     15,531     15,336     15,002     15,642     15,929     15,923     15,392
Marketing                                       10,592      8,557      7,742      7,993      9,642      9,049      7,319      6,496
Amortization of intangible assets               10,494     10,311      9,206      9,196      9,307      9,326      9,336      9,328
Legal and other professional services            6,785      4,719      4,815      4,500      5,868      4,754      5,803      4,744
Telecommunications                               6,524      6,480      6,472      6,749      7,108      7,412      6,935      7,064
Printing and supplies                            5,212      4,849      4,956      4,617      5,483      5,254      4,734      4,756
Franchise and other taxes                        3,163      2,841      2,635      2,438      2,708      3,598      3,981      4,387
Other                                           19,703     12,331      5,305      8,720     12,432     13,279     11,708     11,895
                                              --------   --------   --------   --------   --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE BEFORE
   SPECIAL CHARGES                             223,850    213,585    198,076    200,106    204,895    206,189    202,138    202,106
                                              --------   --------   --------   --------   --------   --------   --------   --------
Special charges                                   --       50,000       --         --       96,791       --         --         --
                                              --------   --------   --------   --------   --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE                     223,850    263,585    198,076    200,106    301,686    206,189    202,138    202,106
                                              --------   --------   --------   --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                     107,217     67,540    134,560    150,578    161,709    155,820    155,260    141,982
Provision for income taxes                      30,995     17,010     37,039     46,405     46,769     50,233     50,285     45,410
                                              --------   --------   --------   --------   --------   --------   --------   --------

NET INCOME                                    $ 76,222   $ 50,530   $ 97,521   $104,173   $114,940   $105,587   $104,975   $ 96,572
                                              ========   ========   ========   ========   ========   ========   ========   ========

PER COMMON SHARE (1)
 Net income--Diluted                          $   0.30   $   0.20   $   0.40   $   0.42   $   0.45   $   0.41   $   0.41   $   0.38
 Cash Dividends Declared                      $   0.20   $   0.20   $   0.18   $   0.18   $   0.18   $   0.18   $   0.16   $   0.16

OPERATING RESULTS (2)
 Net income                                   $ 76,222   $ 83,030   $ 97,521   $104,173   $107,310   $105,587   $104,975   $ 96,572
 Net income per common share
     Diluted                                  $   0.30   $   0.33   $   0.40   $   0.42   $   0.42   $   0.41   $   0.41   $   0.38
     Diluted - Cash Basis (3)                 $   0.34   $   0.36   $   0.43   $   0.45   $   0.45   $   0.44   $   0.44   $   0.41

(1) Adjusted for stock splits and stock dividends, as applicable.
(2) Excludes special charges and gains on sale of credit card portfolio, net of related taxes.
(3) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Information required by this item is set forth in Item 7 on pages 16 through 18 under the caption "Interest Rate Risk and Liquidity Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF MANAGEMENT

     The management of Huntington is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.
     Huntington maintains accounting and other control systems which, in the opinion of management, provide reasonable assurance that (1) transactions are properly recorded on the books and records, and (2) that the assets are properly safeguarded. The systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2000, the Audit Committee of the Board of Directors met regularly with management, Huntington's internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters.
     The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations and cash flows of Huntington. They obtained an understanding of Huntington's internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data. Their report appears below.

/s/ Frank Wobst                      /s/ Michael J. McMennamin
--------------------------------     -------------------------------------------
Frank Wobst                          Michael J. McMennamin
Chairman                             Vice Chairman, Chief Financial Officer, and
                                     Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Huntington Bancshares Incorporated

     We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Bancshares Incorporated and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Columbus, Ohio
January 18, 2001

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               DECEMBER 31,
                                                                       ----------------------------
(in thousands of dollars)                                                  2000            1999
--------------------------------------------------------------------   ------------    ------------
ASSETS
Cash and due from banks                                                $  1,322,700    $  1,208,004
Interest bearing deposits in banks                                            4,970           6,558
Trading account securities                                                    4,723           7,975
Federal funds sold and securities purchased under resale agreements         133,183          20,877
Mortgages held for sale                                                     155,104         141,723
Securities available for sale - at fair value                             4,090,525       4,870,203
Investment securities - fair value $16,414 and $18,662, respectively         16,336          18,765
Total loans, net of unearned income                                      20,610,191      20,668,437
     Less allowance for loan losses                                         297,880         299,309
                                                                       ------------    ------------
Net loans                                                                20,312,311      20,369,128
                                                                       ------------    ------------
Bank owned life insurance                                                   804,941         765,399
Premises and equipment                                                      454,844         438,871
Customers' acceptance liability                                              17,366          17,167
Accrued income and other assets                                           1,282,374       1,172,283
                                                                       ------------    ------------

TOTAL ASSETS                                                           $ 28,599,377    $ 29,036,953
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Interest bearing                                                    $ 16,272,279    $ 16,266,283
   Non-interest bearing                                                   3,504,966       3,526,320
                                                                       ------------    ------------
Total Deposits                                                           19,777,245      19,792,603
                                                                       ------------    ------------
Short-term borrowings                                                     1,987,759       2,121,989
Bank acceptances outstanding                                                 17,366          17,167
Medium-term notes                                                         2,467,150       3,254,150
Subordinated notes and other long-term debt                                 870,976         697,677
Company obligated mandatorily redeemable preferred capital
   securities of subsidiary trusts holding solely the junior
   subordinated debentures of the parent company                            300,000         300,000
Accrued expenses and other liabilities                                      812,834         671,011
                                                                       ------------    ------------
     Total Liabilities                                                   26,233,330      26,854,597
                                                                       ------------    ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding                                           --              --
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255 and 233,844,820
          shares, respectively; outstanding 250,859,470 and
          228,888,221 shares, respectively                                2,493,645       2,284,956
      Less 7,006,765 and 4,956,599 treasury shares, respectively           (129,432)       (137,268)
     Accumulated other comprehensive loss                                   (24,520)        (94,093)
     Retained earnings                                                       26,354         128,761
                                                                       ------------    ------------
     Total Shareholders' Equity                                           2,366,047       2,182,356
                                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 28,599,377    $ 29,036,953
                                                                       ============    ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                             TWELVE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
(in thousands of dollars, except per share amounts)              2000                     1999                     1998
-------------------------------------------------------   -----------------        -----------------        -----------------
Interest and fee income
     Loans                                                      $ 1,808,254              $ 1,693,379              $ 1,641,081
     Securities                                                     284,719                  314,061                  323,595
     Other                                                           15,532                   18,562                   34,688
                                                           -----------------        -----------------        -----------------
               TOTAL INTEREST INCOME                              2,108,505                2,026,002                1,999,364
                                                           -----------------        -----------------        -----------------
Interest expense
     Deposits                                                       782,076                  639,605                  672,433
     Short-term borrowings                                          113,134                  114,289                   97,656
     Medium-term notes                                              189,311                  170,061                  164,590
     Subordinated notes and other long-term debt                     81,552                   60,285                   43,592
                                                           -----------------        -----------------        -----------------
               TOTAL INTEREST EXPENSE                             1,166,073                  984,240                  978,271
                                                           -----------------        -----------------        -----------------

               NET INTEREST INCOME                                  942,432                1,041,762                1,021,093
Provision for loan losses                                            90,479                   88,447                  105,242
                                                           -----------------        -----------------        -----------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES                 851,953                  953,315                  915,851
                                                           -----------------        -----------------        -----------------

Total non-interest income                                           493,559                  573,575                  438,200
Total non-interest expense                                          885,617                  912,119                  913,929
                                                           -----------------        -----------------        -----------------

               INCOME BEFORE INCOME TAXES                           459,895                  614,771                  440,122
Provision for income taxes                                          131,449                  192,697                  138,354
                                                           -----------------        -----------------        -----------------

               NET INCOME                                         $ 328,446                $ 422,074                $ 301,768
                                                           =================        =================        =================


PER COMMON SHARE
     Net income
          Basic                                                 $1.32                    $1.66                    $1.18
          Diluted                                               $1.32                    $1.65                    $1.17

     Cash dividends declared                                    $0.76                    $0.68                    $0.62

AVERAGE COMMON SHARES
          Basic                                           248,708,965              253,559,501              255,825,970
          Diluted                                         249,570,098              255,646,520              258,279,601



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                         COMMON                         TREASURY
                                                             ---------------------------       ---------------------------
(in thousands, except per share amounts)                        SHARES         STOCK             SHARES           STOCK
----------------------------------------------------------   -----------    ------------       -----------     -----------
BALANCE -- JANUARY 1, 1998                                      193,279     $ 1,933,003            (1,543)      $ (36,791)

    Comprehensive Income:
       Net income
       Unrealized net holding gains on securities
            available for sale arising during the period
       Total comprehensive income
    Stock issued for acquisition                                                 (3,815)              160           3,883
    Cash dividends declared ($0.62 per share)
    Stock options exercised                                                     (10,348)              736          14,350
    10% stock dividend                                           19,317         218,871               (83)
    Treasury shares purchased                                                                      (1,139)        (31,192)
    Treasury shares sold to employee benefit plans                                  204                19             479
                                                                --------    ------------       -----------     -----------
BALANCE -- DECEMBER 31, 1998                                    212,596       2,137,915            (1,850)        (49,271)
                                                                --------    ------------       -----------     -----------

    Comprehensive Income:
       Net income
       Unrealized net holding losses on securities
            available for sale arising during the period
       Total comprehensive income
    Cash dividends declared ($0.68 per share)
    Stock options exercised                                                      (5,543)              329           9,251
    10% stock dividend                                           21,249         152,584              (304)
    Treasury shares purchased                                                                      (3,156)        (97,957)
    Treasury shares sold to employee benefit plans                                                     24             709
                                                                --------    ------------       -----------     -----------
BALANCE -- DECEMBER 31, 1999                                    233,845       2,284,956            (4,957)       (137,268)
                                                                --------    ------------       -----------     -----------

    COMPREHENSIVE INCOME:
       NET INCOME
       UNREALIZED NET HOLDING GAINS ON SECURITIES
            AVAILABLE FOR SALE ARISING DURING THE PERIOD
       TOTAL COMPREHENSIVE INCOME
    STOCK ISSUED FOR ACQUISITIONS                                               (29,399)            7,175         171,781
    CASH DIVIDENDS DECLARED ($0.76 PER SHARE)
    STOCK OPTIONS EXERCISED                                                      (3,395)              115           3,751
    10% STOCK DIVIDEND                                           24,021         241,483            (1,182)
    TREASURY SHARES PURCHASED                                                                      (8,188)       (168,395)
    TREASURY SHARES SOLD TO EMPLOYEE BENEFIT PLANS                                                     30             699
                                                                --------    ------------       -----------     -----------
BALANCE -- DECEMBER 31, 2000                                    257,866     $ 2,493,645            (7,007)     $ (129,432)
                                                                ========    ============       ===========     ===========

                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE        RETAINED
(in thousands, except per share amounts)                           INCOME          EARNINGS           TOTAL
----------------------------------------------------------    --------------      ----------       -----------
BALANCE -- JANUARY 1, 1998                                       $ 14,800           114,379        $ 2,025,391

    Comprehensive Income:
       Net income                                                                   301,768            301,768
       Unrealized net holding gains on securities
            available for sale arising during the period            9,893                                9,893
                                                                                                   ------------
       Total comprehensive income                                                                      311,661
                                                                                                   ------------
    Stock issued for acquisition                                                                            68
    Cash dividends declared ($0.62 per share)                                      (161,447)          (161,447)
    Stock options exercised                                                                              4,002
    10% stock dividend                                                             (219,242)              (371)
    Treasury shares purchased                                                                          (31,192)
    Treasury shares sold to employee benefit plans                                                         683
                                                                ----------         ---------       ------------
BALANCE -- DECEMBER 31, 1998                                       24,693            35,458          2,148,795
                                                                ----------         ---------       ------------

    Comprehensive Income:
       Net income                                                                   422,074            422,074
       Unrealized net holding losses on securities
            available for sale arising during the period         (118,786)                            (118,786)
                                                                                                   ------------
       Total comprehensive income                                                                      303,288
                                                                                                   ------------
    Cash dividends declared ($0.68 per share)                                      (175,836)          (175,836)
    Stock options exercised                                                                              3,708
    10% stock dividend                                                             (152,935)              (351)
    Treasury shares purchased                                                                          (97,957)
    Treasury shares sold to employee benefit plans                                                         709
                                                                ----------         ---------       ------------
BALANCE -- DECEMBER 31, 1999                                      (94,093)          128,761          2,182,356
                                                                ----------         ---------       ------------

    COMPREHENSIVE INCOME:
       NET INCOME                                                                   328,446            328,446
       UNREALIZED NET HOLDING GAINS ON SECURITIES
            AVAILABLE FOR SALE ARISING DURING THE PERIOD           69,573                               69,573
                                                                                                   ------------
       TOTAL COMPREHENSIVE INCOME                                                                      398,019
                                                                                                   ------------
    STOCK ISSUED FOR ACQUISITIONS                                                                      142,382
    CASH DIVIDENDS DECLARED ($0.76 PER SHARE)                                      (189,191)          (189,191)
    STOCK OPTIONS EXERCISED                                                                                356
    10% STOCK DIVIDEND                                                             (241,662)              (179)
    TREASURY SHARES PURCHASED                                                                         (168,395)
    TREASURY SHARES SOLD TO EMPLOYEE BENEFIT PLANS                                                         699
                                                                ----------         ---------       ------------
BALANCE -- DECEMBER 31, 2000                                    $ (24,520)         $ 26,354        $ 2,366,047
                                                                ==========         =========       ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                              -----------------------------------------------
(in thousands of dollars)                                                         2000             1999             1998
------------------------------------------------------------------------      ------------     ------------     -------------
OPERATING ACTIVITIES
     Net Income                                                               $   328,446      $   422,074       $   301,768
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses                                           90,479           88,447           105,242
               Provision for depreciation and amortization                        110,908          112,491            80,956
               Deferred income tax expense                                        237,336           84,748             2,769
               Decrease (increase) in trading account securities                    3,252           (4,136)            3,243
               (Increase) decrease in mortgage loans held for sale                (13,381)         324,941          (273,716)
               Net gains on sales of securities available for sale                (37,101)         (12,972)          (29,793)
               Gains on sales of loans and loan securitizations                    (4,853)        (108,623)           (9,903)
               (Increase) decrease in accrued income receivable                   (24,811)         (27,590)           31,663
               Increase in other assets                                           (50,050)         (44,927)          (79,588)
               (Decrease) increase in accrued expenses                            (68,150)         (46,610)           65,938
               Decrease in other liabilities                                      (46,153)         (48,171)         (121,150)
               Special charges                                                     50,000           96,791            90,000
                                                                              ------------     ------------      ------------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES            575,922          836,463           167,429
                                                                              ------------     ------------      ------------

INVESTING ACTIVITIES
     Decrease (increase) in interest bearing deposits in banks                      1,588           96,006           (62,946)
     Proceeds from:
         Maturities and calls of investment securities                              2,408            6,132             8,348
         Maturities and calls of securities available for sale                    415,571          651,716         1,356,659
         Sales of securities available for sale                                 1,758,473        1,771,589         3,782,540
     Purchases of:
         Investment securities                                                        ---              ---              (355)
         Securities available for sale                                           (239,084)      (2,685,503)       (4,043,068)
     Proceeds from sales of loans held for sale and loan securitizations        1,556,093          686,548           142,801
     Net loan originations, excluding sales                                    (2,230,489)      (1,853,343)         (724,662)
     Proceeds from sale of premises and equipment                                   3,504           17,111           176,513
     Purchases of premises and equipment                                          (65,160)         (76,063)         (147,045)
     Purchases of Bank Owned Life Insurance                                           ---              ---          (300,000)
     Net cash received in purchase acquisitions                                    12,004              ---           417,031
     Proceeds from sales of other real estate                                      13,766           12,570            13,856
                                                                              ------------     ------------      ------------
                             NET CASH PROVIDED BY (USED FOR) INVESTING
                               ACTIVITIES                                       1,228,674       (1,373,237)          619,672
                                                                              ------------     ------------      ------------

FINANCING ACTIVITIES
     (Decrease) increase in total deposits                                       (443,921)          69,880          (495,638)
     Decrease in short-term borrowings                                           (144,230)         (94,655)         (925,027)
     Proceeds from issuance of long-term debt                                     150,000              ---           300,000
     Maturity of long-term debt                                                       ---          (10,000)          (90,038)
     Proceeds from issuance of medium-term notes                                  580,000        2,332,000         1,395,000
     Payment of medium-term notes                                              (1,367,000)      (1,617,750)       (1,187,250)
     Proceeds from issuance of capital securities                                     ---              ---           100,000
     Dividends paid on common stock                                              (185,103)        (171,858)         (157,632)
     Repurchases of common stock                                                 (168,395)         (97,957)          (31,192)
     Proceeds from issuance of common stock                                         1,055            4,417             4,685
                                                                              ------------     ------------      ------------
                      NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES     (1,577,594)         414,077        (1,087,092)
                                                                              ------------     ------------      ------------
                                       CHANGE IN CASH AND CASH EQUIVALENTS        227,002         (122,697)         (299,991)
                          CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,228,881        1,351,578         1,651,569
                                                                              ------------     ------------      ------------
                                CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 1,455,883      $ 1,228,881       $ 1,351,578
                                                                              ============     ============      ============


     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, and West Virginia. Huntington also has foreign offices in the Cayman Islands and Hong Kong.
     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Huntington and its subsidiaries and are presented in conformity with accounting principles generally accepted in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year's presentation.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.
     SEGMENT RESULTS: Accounting policies for the lines of business are the same as those used in the preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business.
     SECURITIES: Securities purchased with the intention of recognizing short-term profits are classified as trading account securities and reported at fair value. Unrealized gains or losses on trading securities are reported in earnings. Debt securities that Huntington has both the positive intent and ability to hold to maturity are classified as investment securities and are reported at amortized cost. Securities not classified as trading or investments are designated available for sale and reported at fair value. Unrealized gains or losses on securities available for sale are reported as a separate component of accumulated other comprehensive income in shareholders' equity. The amortized cost of specific securities sold is used to compute realized gains and losses.
     LOANS: Loans are reported net of unearned income at the principal amount outstanding. Interest income is primarily accrued based on unpaid principal balances as earned. Net direct loan origination costs/fees, when material, are deferred and amortized over the term of the loan as a yield adjustment.
     LEASES: Leases are stated at the sum of all minimum lease payments and estimated residual values less unearned income. Unearned income is recognized in interest income on a basis to achieve a constant periodic rate of return on the outstanding investment.
     NONACCRUAL LOANS: Commercial and real estate loans are placed on non-accrual status and stop accruing interest when collection of principal or interest is in doubt. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status; rather they are charged off in accordance with regulatory statutes. Huntington uses the cost recovery method in accounting for cash received on non-accrual loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.
     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan portfolio. This judgment is based on a review of individual loans, historical loss experience, economic conditions, portfolio trends, and other factors. The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries.
     The portion of the allowance for loan losses related to impaired loans (non-accruing and restructured credits, exclusive of smaller, homogeneous loans) is based on discounted cash flows using the loans initial effective interest rate or the fair value of the collateral for collateral-dependent loans.
     MORTGAGE BANKING ACTIVITIES: Mortgages held for sale are primarily composed of 1-to-4-family residential mortgage loans and are carried at the lower of cost or market as determined on an aggregate basis by type of loan. Market value is determined primarily by outstanding commitments from investors.
     Capitalized mortgage servicing rights (MSRs) are evaluated for impairment based on the fair value of those rights, using a disaggregated approach. MSRs are amortized on an accelerated basis over the estimated period of net servicing revenue.

     OTHER REAL ESTATE: Other real estate acquired through partial or total satisfaction of loans, is included in other assets and carried at the lower of cost or fair value less estimated costs of disposition. At the date of acquisition, any losses are charged to the allowance for loan losses. Subsequent write-downs are included in non-interest expense. Realized losses from disposition of the property and declines in fair value that are considered permanent are charged to the reserve for other real estate, as applicable.
     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives employed are on average 30 years for buildings, 10 to 20 years for building improvements, 10 years for land improvements, 3 to 7 years for equipment, and 10 years for furniture and fixtures.
     BUSINESS COMBINATIONS: Net assets of entities acquired, for which the purchase method of accounting was used by Huntington, were recorded at their estimated fair value at the date of acquisition. The excess of cost over the fair value of net assets acquired (goodwill) is being amortized over periods generally up to 25 years. Core deposits and other identifiable acquired intangible assets are amortized over their estimated useful lives. Management reviews goodwill and other intangible assets arising from business combinations for impairment whenever a significant event occurs that adversely affects operations or when changes in circumstances indicate that the carrying value may not be recoverable. Such reviews for impairment are measured using estimates of the discounted future earnings potential of the entity or assets acquired.
     STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements." Interest payments made by Huntington were $1,176 million, $988 million, and $996 million in 2000, 1999, and 1998, respectively. Federal income tax payments were $1.2 million in 2000, $80.8 million in 1999, and $77.4 million in 1998.

--------------------------------------------------------------------------------

NOTE 2 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Huntington uses certain off-balance sheet financial instruments, principally interest rate swaps, in connection with its asset/liability management activities. Interest rate options (including caps and floors), futures, and forwards are also used to manage interest rate risk. Provided these instruments meet specific criteria, they are considered hedges and accounted for under the accrual or deferral methods, as more fully discussed below. Off-balance sheet financial instruments that do not meet the required criteria are carried on the balance sheet at fair value with realized and unrealized changes in that value recognized in earnings. Similarly, if the hedged item is sold or its outstanding balance otherwise declines below that of the related hedging instrument, the off-balance sheet product is marked-to-market and the resulting gain or loss is included in earnings. Accrual accounting is used when the cash flows attributable to the hedging instrument satisfy the objectives of the asset/liability management strategy. Huntington uses the accrual method for substantially all of its interest rate swaps as well as for interest rate options. Amounts receivable or payable under these agreements are recognized as an adjustment to the interest income or expense of the hedged item. There is no recognition on the balance sheet for changes in the fair value of the hedging instrument, except for interest rate swaps designated as hedges of securities available for sale, for which changes in fair values are reported in accumulated other comprehensive income. Premiums paid for interest rate options are deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses on terminated hedging instruments are also deferred and amortized to interest income or expense generally over the remaining life of the hedged item.
     Huntington employs deferral accounting when the market value of the hedging instrument meets the objectives of the asset/liability management strategy and the hedged item is reported at other than fair value. In such cases, gains and losses associated with futures and forwards are deferred as an adjustment to the carrying value of the related asset or liability and are recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item.
     Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement requires that a company formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied. Depending on the nature of the hedge and the extent to which it is effective, the changes in fair value of the derivative recorded through earnings will either be offset against the change in the fair value of the hedged item in earnings or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is ineffective and all changes in the fair value of derivatives not designated as hedges will be recognized immediately in earnings.
     Huntington adopted Statement No. 133, as amended, on January 1, 2001. At that time, Huntington designated its portfolio of derivative financial instruments used for risk management purposes into hedging relationships as required by the standard. Derivatives used to hedge changes in fair value of assets and liabilities due to changes in interest rates or other factors were designated as fair value hedges and those used to hedge changes in forecasted cash flows, due generally to interest rate risk, were designated as cash flow hedges. The impact of implementing the new standard requires transition adjustments to be recorded and reflected as cumulative effect adjustments, as promulgated by Accounting Principles Board Opinion No. 20, "Accounting Changes", in the 2001 Consolidated Financial Statements. The after-tax transition adjustment was immaterial to net income and reduced other comprehensive income $9.1 million.

--------------------------------------------------------------------------------

NOTE 3 SECURITIES

     Amortized cost, unrealized gains and losses, and fair values of securities available for sale as of December 31, 2000 and 1999, were:


------------------------------------------------------------------------------------------------------------------------------
                                                                                  UNREALIZED
                                                                          ----------------------------
                                                      AMORTIZED           GROSS              GROSS               FAIR
(in thousands of dollars)                               COST              GAINS             LOSSES               VALUE
------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
U.S. Treasury                                              $ 10,282            $ 446               $ -               $ 10,728
Federal Agencies
    Mortgage-backed securities                            1,538,640            7,072            13,811              1,531,901
    Other agencies                                        1,762,209            1,167            21,974              1,741,402
                                                  ------------------  ---------------    --------------   --------------------
    Total U.S. Treasury and Federal Agencies              3,311,131            8,685            35,785              3,284,031
Other Securities                                            817,352            9,892            20,750                806,494
                                                  ------------------  ---------------    --------------   --------------------

    Total securities available for sale                  $4,128,483         $ 18,577          $ 56,535             $4,090,525
                                                  ==================  ===============    ==============   ====================

AT DECEMBER 31, 1999
U.S. Treasury                                             $ 528,227            $ ---          $ 31,586              $ 496,641
Federal Agencies
    Mortgage-backed securities                            1,665,411                5            64,084              1,601,332
    Other agencies                                        2,155,922               55            88,608              2,067,369
                                                  ------------------  ---------------    --------------   --------------------
    Total U.S. Treasury and Federal Agencies              4,349,560               60           184,278              4,165,342
Other Securities                                            666,511           58,463            20,113                704,861
                                                  ------------------  ---------------    --------------   --------------------

    Total securities available for sale                 $ 5,016,071         $ 58,523         $ 204,391            $ 4,870,203
                                                  ==================  ===============    ==============   ====================

Contractual maturities of securities available for sale as of December 31, 2000 and 1999, were:

------------------------------------------------------------------------------------------------------------------------------------
                                                            2000                                        1999
------------------------------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED                FAIR                AMORTIZED           FAIR
(in thousands of dollars)                                   COST                 VALUE                  COST              VALUE
------------------------------------------------------------------------------------------------------------------------------------

Under 1 year                                                  $ 42,553              $ 42,205             $ 25,726          $ 25,653
1 - 5 years                                                  1,247,058             1,236,793            1,094,096         1,061,795
6 - 10 years                                                   264,412               261,421            1,132,691         1,069,151
Over 10 years                                                2,486,786             2,458,037            2,722,915         2,616,426
Marketable equity securities                                    87,674                92,069               40,643            97,178
                                                      -----------------     -----------------       --------------    --------------
     Total                                                 $ 4,128,483           $ 4,090,525          $ 5,016,071       $ 4,870,203
                                                      =================     =================       ==============    ==============

     Gross gains from sales of securities of $66.5 million, $37.0 million, and $41.5 million were realized in 2000, 1999, and 1998, respectively. Gross losses totaled $29.4 million in 2000, $24.0 million in 1999, and $11.7 million in 1998.
     Amortized cost, unrealized gains and losses, and fair values of investment securities as of December 31, 2000 and 1999, were:

---------------------------------------------------------------------------------------------------------------
                                                                         UNREALIZED
                                                                 -------------------------
                                               AMORTIZED           GROSS          GROSS             FAIR
(in thousands of dollars)                         COST             GAINS         LOSSES             VALUE
---------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2000
U.S. Treasury and Federal Agencies              $    ---           $ ---          $ ---             $    ---
States and political subdivisions                 16,336             140             62               16,414
                                            -------------      ----------     ----------     ----------------
    Total investment securities                 $ 16,336           $ 140          $  62             $ 16,414
                                            =============      ==========     ==========     ================

AT DECEMBER 31, 1999
U.S. Treasury and Federal Agencies              $    ---           $ ---          $ ---             $    ---
States and political subdivisions                 18,765              78            181               18,662
                                            -------------      ----------     ----------     ----------------
    Total investment securities                 $ 18,765           $  78          $ 181             $ 18,662
                                            =============      ==========     ==========     ================

Amortized cost and fair values by contractual maturity at December 31, 2000 and 1999, were:


----------------------------------------------------------------------------------------------------------------------------------
                                                                       2000                                       1999
----------------------------------------------------------------------------------------------------------------------------------
                                                          AMORTIZED            FAIR                AMORTIZED           FAIR
(in thousands of dollars)                                   COST               VALUE                 COST              VALUE
----------------------------------------------------------------------------------------------------------------------------------

Under 1 year                                                $ 3,139            $ 3,115               $ 2,410          $ 2,389
1 - 5 years                                                  10,536             10,578                12,911           12,855
6 - 10 years                                                  2,193              2,234                 2,872            2,859
Over 10 years                                                   468                487                   572              559
                                                        ------------      -------------           -----------      -----------
     Total                                                  $16,336            $16,414               $18,765          $18,662
                                                        ============      =============           ===========      ===========

--------------------------------------------------------------------------------

NOTE 4 LOANS

     At December 31, 2000 and 1999, loans were comprised of the following:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                2000                   1999
-------------------------------------------------------------------------------------------------------

Commercial (unearned income of $1,538 and $2,550)                  $  6,633,985           $  6,300,414
Real estate
     Construction                                                     1,318,899              1,236,776
     Commercial                                                       2,253,477              2,151,673
Consumer
     Loans (unearned income of $4,150 and $5,974)                     6,388,036              6,793,295
     Leases (unearned income of $515,445 and $410,239)                3,069,210              2,741,735
     Residential Mortgage                                               946,584              1,444,544
                                                               -----------------      -----------------
Total loans                                                        $ 20,610,191           $ 20,668,437
                                                               =================      =================

     During 2000, Huntington securitized $780 million of residential mortgage loans during the year. Huntington initially retained all of the resulting securities and accordingly, reclassified the securitized amount from loans to securities available for sale.
     During 1999, Huntington sold its credit card portfolio of approximately $541 million in receivables, resulting in a net gain of $108.5 million. In 1998, Huntington exited its out-of-market credit card operations through the sale of approximately $90 million of credit card receivables, resulting in a $9.5 million net gain.

RELATED PARTY TRANSACTIONS
     Huntington's subsidiaries have granted loans to their officers, directors, and their associates. Such loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and to not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

---------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2000                  1999
---------------------------------------------------------------------------------------------------------

Balance, beginning of year                                               $ 130,090             $ 132,169
     Loans made                                                            418,088               166,064
     Repayments                                                           (412,809)             (146,116)
     Changes due to status of executive officers and directors              10,392               (22,027)
                                                                   ----------------      ----------------
Balance, end of year                                                     $ 145,761             $ 130,090
                                                                   ================      ================

--------------------------------------------------------------------------------

NOTE 5 LOAN SECURITIZATIONS

     During 2000, Huntington sold $1.7 billion of automobile loans in securitization transactions and recognized net gains of $4.9 million, which were included in the "other" component of non-interest income. As required by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", gains and losses on loan securitizations are determined at the time of sale based on a present value calculation of expected future cash flows from the underlying loans net of interest payments to security holders. The calculation includes assumptions for market interest rates, loan losses, and prepayment rates. These net cash flows are recorded as a retained interest in securitized assets (retained interest) and included in securities available for sale. An asset is also established at the time of sale equal to the fair value of the servicing rights and recorded in other assets.
     At December 31, 2000, the fair values of the retained interest and the servicing asset related to automobile loan securitizations were $134.1 million and $22.7 million, respectively. Management periodically reviews the assumptions underlying these values. If these assumptions change, the related asset and income would be affected.
     The key assumptions used to measure the fair value of the retained interest at the time of securitization included: a monthly prepayment rate of 1.54%, a weighted average loan life of 24 months, expected annual credit losses of 0.92%, a discount rate of 10%, and a coupon rate on variable rate securities of 6.83%
     At December 31, 2000, the assumptions and the sensitivity of the current fair value of the retained interest to immediate 10% and 20% adverse changes in those assumptions were as follows:

-------------------------------------------------------------------------------
                                                        Decline in fair value
                                                                due to
                                                        -----------------------
                                                           10%          20%
                                                         adverse      adverse
(in millions of dollars)                  Actual         change       change
--------------------------------------  -----------     ----------   ----------

Monthly prepayment rate                      1.54%          $ 2.1        $ 4.2
Expected annual credit losses                0.92%            2.3          4.6
Discount rate                               10.00%            2.7          5.4
Interest rate on variable securities         5.78%            9.0         18.2

     Caution should be used when reading these sensitivities as a change in an individual assumption and its impact on fair value is shown independent of changes in other assumptions. Economic factors are dynamic and may counteract or magnify sensitivities.
     Quantitative information about delinquencies, net loan losses, and components of managed automobile loans follows:

--------------------------------------------------------------------------


(in millions of dollars)                                          2000
--------------------------------------------------------------------------
Loans at December 31, 2000:
   Loans held in portfolio                                        $ 2,508
   Loans securitized                                                1,371
                                                               -----------
      Total managed loans                                         $ 3,878
                                                               ===========

Net loan losses as a % of average managed loans                     0.97%

Delinquencies (30 days or more) as a percent of
  year-end managed loans                                            3.64%

--------------------------------------------------------------------------------

NOTE 6 ALLOWANCE FOR LOAN LOSSES

     A summary of the transactions in the allowance for loan losses and details regarding impaired loans follows for the three years ended December 31:

---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2000                      1999                     1998
---------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                    $  299,309               $  290,948               $  258,171
Allowance of assets acquired                                       7,900                      ---                   22,042
Loan losses                                                     (110,845)                (112,291)                (126,355)
Recoveries of loans previously charged off                        27,756                   32,205                   31,848
Allowance of securitized loans                                   (16,719)                     ---                      ---
Provision for loan losses                                         90,479                   88,447                  105,242
                                                         ----------------          ---------------           --------------
BALANCE, END OF YEAR                                          $  297,880               $  299,309               $  290,948
                                                         ================          ===============           ==============

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR (1):
   With related allowance for loan losses                     $   51,693               $    8,897               $   13,277
   With no related allowance for loan losses                       5,261                   30,594                   18,340
                                                         ----------------          ---------------           --------------
      Total                                                   $   56,954               $   39,491               $   31,617
                                                         ================          ===============           ==============

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR (1)            $   33,705               $   30,663               $   32,547
                                                         ================          ===============           ==============

ALLOWANCE FOR LOAN LOSS RELATED TO IMPAIRED LOANS (1)         $   12,944               $   4,523                $    4,459
                                                         ================          ===============           ==============

(1) Includes impaired loans with outstanding balances of greater than $500,000.

NOTE 7 PREMISES AND EQUIPMENT

     At December 31, 2000 and 1999, premises and equipment stated at cost were comprised of the following:

--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       2000               1999
--------------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                                   $  77,710          $  73,989
Buildings                                                                                      273,974            257,738
Leasehold improvements                                                                         114,416            104,631
Equipment                                                                                      463,227            426,930
                                                                                         --------------    ---------------
    Total premises and equipment                                                               929,327            863,288
Less accumulated depreciation and amortization                                                 474,483            424,417
                                                                                         --------------    ---------------
NET PREMISES AND EQUIPMENT                                                                   $ 454,844          $ 438,871
                                                                                         ==============    ===============

Depreciation and amortization charged to expense and rental income credited to occupancy expense were:
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2000            1999               1998
--------------------------------------------------------------------------------------------------------------------------

Total depreciation and amortization of premises and equipment                $ 49,117         $ 42,733           $ 41,608
                                                                          ============   ==============    ===============

Rental income credited to occupancy expense                                  $ 16,030         $ 12,896           $ 13,133
                                                                          ============   ==============    ===============

     In 1998, Huntington entered into a sale/leaseback arrangement that included the sale of 59 properties with a book value approximating $110 million. This arrangement included a mix of branch bank regional offices, and operations facilities, each of which is being leased back to The Huntington National Bank. The proceeds of $174.1 million received from the transaction were used to reduce short-term debt. The resulting deferred gain is being amortized as a reduction of occupancy expense over the lease term.

--------------------------------------------------------------------------------

NOTE 8 SHORT-TERM BORROWINGS

     At December 31, 2000 and 1999, short-term borrowings were comprised of the following:

---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                             2000                     1999
---------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase           $ 1,822,480                $2,065,192
Commercial paper                                                                          98,186                    10,832
Other                                                                                     67,093                    45,965
                                                                                -----------------        ------------------
TOTAL SHORT-TERM BORROWINGS                                                          $ 1,987,759                $2,121,989
                                                                                =================        ==================

Information concerning securities sold under agreements to repurchase is summarized as follows:
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                             2000                     1999
---------------------------------------------------------------------------------------------------------------------------

Average balance during the year                                                      $ 1,203,281                $1,409,106
Average interest rate during the year                                                      5.34%                     4.10%
Maximum month-end balance during the year                                            $ 1,328,677                $1,687,186


     Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington Bancshares Incorporated (Parent Company).
     Huntington has the ability to borrow under a line of credit totaling $140 million from a group of unaffiliated banks to support commercial paper borrowings or other short-term working capital needs. Under the terms of the agreement, a quarterly facility fee must be paid and there are no compensating balances required. The line is cancelable by Huntington upon written notice and terminates November 29, 2001. There were no borrowings in 2000.
     Securities pledged to secure public or trust deposits, repurchase agreements, and for other purposes were $3.0 billion and $3.3 billion at December 31, 2000 and 1999, respectively.

NOTE 9 MEDIUM- AND LONG-TERM DEBT

     At December 31, 2000 and 1999, Huntington's debt, net of unamortized discount, consisted of the following:

----------------------------------------------------------------------------------------
(in thousands of dollars)                               2000                   1999
----------------------------------------------------------------------------------------
MEDIUM-TERM
   Subsidiary bank (maturing through 2005)            $2,442,150            $ 3,254,150
   Parent company                                         25,000                    ---
                                                -----------------      -----------------
       TOTAL MEDIUM-TERM DEBT                          2,467,150              3,254,150
                                                -----------------      -----------------

LONG-TERM
  Parent company:
     7 7/8% subordinated notes due 2002                  149,760                149,633

  Subsidiary bank:
     7 5/8 % subordinated notes due 2003                 149,860                149,792

     6 3/4% subordinated notes due 2003                   99,919                 99,886

     6 3/5% subordinated notes due 2018                  198,455                198,366

     Floating rate subordinated notes due 2008           100,000                100,000

     8% subordinated notes due 2010                      147,982                    ---
                                                -----------------      -----------------
       Total subordinated notes                          845,976                697,677
                                                -----------------      -----------------

  Federal Home Loan Bank notes                            25,000                    ---
                                                -----------------      -----------------

       TOTAL LONG-TERM DEBT                              870,976                697,677
                                                -----------------      -----------------

TOTAL DEBT                                            $3,338,126            $ 3,951,827
                                                =================      =================


     The parent company medium-term notes were issued in 2000 and mature in 2001. Interest is paid quarterly at a variable rate based on the three-month London Interbank Offered Rate (LIBOR). At December 31, 2000, the effective interest rate was 6.75%. The parent company 7 7/8% subordinated notes carry a fixed rate of interest which is payable semi-annually. They are not redeemable prior to maturity in 2002, and do not provide for any sinking fund.
     The subsidiary bank's floating rate subordinated notes were issued in 1998 and are based on three-month LIBOR. At December 31, 2000, these notes carried an interest rate of 7.17%.
     Long-term advances from the Federal Home Loan Bank are at fixed interest rates ranging from 5.76% to 6.71% and have maturities ranging from 2001 to 2004. The weighted average interest rate of these advances at December 31, 2000, was 6.22%. Advances from the Federal Home Loan Bank are collateralized by qualifying securities.
     The majority of Huntington's fixed-rate debt has been effectively converted to variable-rate debt with the use of off-balance sheet derivatives, principally through interest rate swaps. As a result, the weighted average interest-rate swap adjusted rate for Medium-term notes at December 31, 2000, and 1999, was 6.68% and 5.84%, respectively. Based on face value, the weighted average interest rate swap adjusted rate for subordinated notes was 7.15% at December 31, 2000, and 6.32% at the end of 1999.
     The terms of Huntington's medium and long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2000, Huntington was in compliance with all such covenants.
     Medium- and long-term debt maturities for the next five years are as follows: $1,288.0 million in 2001; $686.2 million in 2002; $500.0 million in 2003; $133.0 million in 2004; $285.0 million in 2005; and, $450.0 million thereafter.

NOTE 10 CAPITAL SECURITIES

     The Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company ("Capital Securities") were issued by two business trusts, Huntington Capital I and II ("the Trusts"). Huntington Capital I was formed in January 1997 while Huntington Capital II was formed in June 1998. The proceeds from the issuance of the capital and common securities were used to purchase debentures of the parent company. The Trusts hold solely junior subordinated debentures of the parent company and are the only assets of the Trusts. Both the debentures and related income statement effects are eliminated in Huntington's consolidated financial statements.
     The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the Trusts' obligations under the capital securities issued. The contractual arrangements guarantee payment of (a) accrued and unpaid distributions required to be paid on the Capital Securities; (b) the redemption price with respect to any capital securities called for redemption by Huntington Capital I or II; and (c) payments due upon voluntary or involuntary liquidation, winding-up, or termination of Huntington Capital I or II. The capital and common securities, and related debentures are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                    DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Principal    Interest Rate of        Maturity of
                                                    Capital        Common      Amount of     Securities and     Capital Securities
(in thousands of dollars)                         Securities     Securities   Debentures       Debentures         and Debentures
------------------------------------------------------------------------------------------------------------------------------------

Huntington Capital I                                $ 200,000        $6,186     $ 206,186    LIBOR + .70%(1)        02/01/2027
Huntington Capital II                                 100,000         3,093       103,093    LIBOR + .625%(2)       06/15/2028
                                                  ------------   -----------  ------------
Total                                               $ 300,000        $9,279     $ 309,279
                                                  ============   ===========  ============

(1) Variable effective rate at December 31, 2000 and 1999, of 7.46% and 6.91%, respectively.
(2) Variable effective rate at December 31, 2000 and 1999, of 7.21% and 6.75%, respectively.

--------------------------------------------------------------------------------

NOTE 11 STOCK-BASED COMPENSATION

     Huntington sponsors nonqualified and incentive stock option plans covering key employees. Approximately 23.9 million shares have been authorized under the plans, 3.7 million of which were available at December 31, 2000 for future grants. All options granted have a maximum term of ten years. Options that were granted in the most recent three years vest ratably over three years while those granted in 1994 through 1997 vest ratably over four years. All grants preceding 1994 became fully exercisable after one year.
     The fair value of the options granted, as presented below, was estimated at the date of grant using a Black-Scholes option-pricing model. The weighted average expected option life of six years was used in all periods presented. The other weighted-average assumptions used were:


                                                   2000       1999      1998
                                                   ----       ----      ----

Risk-free rate                                    6.14%      5.60%     5.28%
Dividend Yield                                    4.37%      2.63%     2.59%
Volatility factors of the expected market
   price of Huntington's common stock             45.1%      39.7%     26.2%

     Huntington's stock option activity and related information for the three years ended December 31 is summarized below:

--------------------------------------------------------------------------------------------------------------------------
                                                       2000                      1999                     1998
--------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED-                Weighted-                    Weighted-
                                                            AVERAGE                  Average                      Average
                                              OPTIONS      EXERCISE    Options      Exercise    Options          Exercise
                                             (IN 000'S)       PRICE   (in 000's)       Price   (in 000's)           Price
--------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year                 7,719       $20.07        6,245      $16.36        6,555         $ 12.63

Granted /Acquired                                2,526        16.10        2,356       27.66        1,505           25.55
Exercised                                         (298)        8.15         (612)       9.56       (1,547)           9.03
Forfeited/Expired                                 (465)       22.69         (270)      24.35         (268)          18.86
                                             ----------               -----------              -----------

Outstanding at end of year                       9,482       $19.26        7,719      $20.07        6,245         $ 16.36
                                             ==========               ===========              ===========

Exercisable at end of year                       5,399       $18.18        4,331      $15.35        3,848         $ 12.89
                                             ==========               ===========              ===========

Weighted-average fair value of
   options granted during the year                           $ 5.58                   $10.20                       $ 7.10


Additional information regarding options outstanding as of December 31, 2000, is as follows:

--------------------------------------------------------------------------------------------------------------------
                                                   Options Outstanding                       Exercisable Options
                                                --------------------------------------    --------------------------
                                                                Weighted-
                                                                  Average   Weighted-                     Weighted-
                                                                Remaining     Average                       Average
Range of                                            Shares    Contractual    Exercise         Shares       Exercise
Exercise Price                                    (in 000s)   Life (Years)      Price       (in 000s)         Price
--------------------------------------------------------------------------------------------------------------------
$4.17 to $10.50                                        749            1.4     $  7.71            749        $  7.71
$10.51 to $16.50                                     3,082            6.4       14.09          1,915          13.26
$16.51 to $22.50                                     2,073            8.2       18.13            758          19.35
$22.51 to $28.35                                     3,578            8.0       26.78          1,977          26.47
                                                -----------                               -----------

Total                                                9,482            7.0     $ 19.26          5,399        $ 18.18
                                                ===========                               ===========


     Huntington has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123 (FAS
123), "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Huntington's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
     As permissible under FAS 123, Huntington is presenting the following pro forma disclosures for net income and earnings per diluted common share as if the fair value method of accounting had been applied in measuring compensation costs for stock options. The Black-Scholes option pricing model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. Pro forma net income was $318.1 million, or $1.27 per share, for 2000; $414.7 million, or $1.62 per share, for 1999; and $297.8 million, or $1.15 per share for 1998.

NOTE 12 BENEFIT PLANS

     Huntington sponsors a non-contributory defined benefit pension plan covering substantially all employees. The plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount which is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. Plan assets, held in trust, primarily consist of mutual funds.
     Huntington's unfunded defined benefit post-retirement plan provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of service. For any employee retiring on or after January 1, 1993, post-retirement healthcare and life insurance benefits are based upon the employee's number of months of service and are limited to the actual cost of coverage.
     The following table reconciles the funded status of the pension plan and the post-retirement benefit plan at the applicable September 30 measurement dates with the amounts recognized in the consolidated balance sheet at December 31:

----------------------------------------------------------------------------------------------------------------------------
                                                                        PENSION                       POST-RETIREMENT
                                                                       BENEFITS                          BENEFITS
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                           2000            1999               2000           1999
----------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at
     beginning of measurement year                              $  210,894       $ 198,541         $  48,414      $  46,451
Changes due to:
     Service cost                                                   10,241          11,081             1,544          1,494
     Interest cost                                                  15,509          13,622             3,506          3,249
     Benefits paid                                                 (15,959)        (18,227)           (2,904)        (3,130)
     Plan amendments                                                   ---          12,049               ---           (549)
     Actuarial assumptions                                         (10,731)         (6,172)           (5,654)           899
                                                             --------------  --------------     -------------  -------------
        Total changes                                                 (940)         12,353            (3,508)         1,963
                                                             --------------  --------------     -------------  -------------
Projected benefit obligation at end of measurement year            209,954         210,894            44,906         48,414
                                                             --------------  --------------     -------------  -------------

Fair value of plan assets at beginning
     of measurement year                                           177,694         179,727               ---            ---
Changes due to:
     Actual return on plan assets                                    5,201          16,194               ---            ---
     Employer contribution                                          40,000             ---               ---            ---
     Benefits paid                                                 (15,959)        (18,227)              ---            ---
                                                             --------------  --------------     -------------  -------------

        Total changes                                               29,242          (2,033)              ---            ---
                                                             --------------  --------------     -------------  -------------
Fair value of plan assets at end of measurement year               206,936         177,694               ---            ---
                                                             --------------  --------------     -------------  -------------
Projected benefit obligation greater
     than plan assets                                               (3,018)        (33,200)          (44,906)       (48,414)
Unrecognized net actuarial (gain) loss                                 879          (1,978)           (6,168)          (575)
Unrecognized prior service cost                                        114            (204)            7,143          7,836
Unrecognized transition (asset) liability,
     net of amortization                                              (831)         (1,156)           15,129         16,390
                                                             --------------  --------------     -------------  -------------
Accrued liability at measurement date                               (2,856)        (36,538)          (28,802)       (24,763)
Fourth quarter contribution                                            ---          40,000               ---            ---
                                                             --------------  --------------     -------------  -------------

Prepaid (accrued) liability at end of year                      $   (2,856)      $   3,462         $ (28,802)     $ (24,763)
                                                             ==============  ==============     =============  =============

Weighted-average assumptions at September 30:
   Discount rate                                                     7.75%           7.50%             7.75%          7.50%
   Expected return on plan assets                                    9.25%           9.25%               N/A            N/A
   Rate of compensation increase                                     5.00%           5.00%               N/A            N/A

The following table shows the components of pension cost recognized in the most recent three years:

----------------------------------------------------------------------------------------------------------------------------------
                                                     PENSION BENEFITS                              POST-RETIREMENT BENEFITS
                                        -------------------------------------------        ---------------------------------------
(in thousands of dollars)                    2000           1999          1998                 2000          1999         1998
----------------------------------------------------------------------------------------------------------------------------------

Service cost                                   $10,241      $ 11,081      $ 11,979               $1,544      $ 1,494      $ 1,410
Interest cost                                   15,509        13,622        12,897                3,506        3,249        3,080
Expected return on plan assets                 (18,947)      (16,906)      (16,447)                 ---          ---          ---
Amortization of transition asset                  (325)         (389)         (442)               1,261        1,261        1,261
Amortization of prior service cost                (318)       (1,326)       (1,326)                 693          694          670
Recognized net actuarial gain                      158        (1,336)       (2,669)                 ---          ---          (52)
                                        --------------- ------------- -------------        -------------  -----------  -----------

Benefit cost                                   $ 6,318       $ 4,746       $ 3,992               $7,004      $ 6,698      $ 6,369
                                        =============== ============= =============        =============  ===========  ===========


     The 2001 health care cost trend rate was projected to be 7.00% for pre-65 participants and 6.50% for post-65 participants compared with estimates of 7.75% and 7.00% in 2000. These rates are assumed to decrease gradually until they reach 4.75% in the year 2006 and remain at that level thereafter.
     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point increase would increase service and interest costs and the post-retirement benefit obligation by $142,000 and $1.5 million, respectively. A one-percentage point decrease would reduce service and interest costs by $146,000 and the post-retirement benefit obligation by $1.4 million.
     Huntington also sponsors an unfunded Supplemental Executive Retirement Plan, a nonqualified plan that provides certain key officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2000 and 1999, the accrued pension liability for this plan totaled $12.9 million and $10.7 million, respectively. Pension expense for the plan was $2.5 million in 2000, $1.1 million in 1999, and $1.2 million in 1998.
     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3% and 50% on the next 2% of participant elective deferrals. The cost of providing this plan was $7.9 million in 2000, $7.5 million in 1999, and $8.3 million in 1998.

--------------------------------------------------------------------------------

NOTE 13 COMPREHENSIVE INCOME

     The components of Other Comprehensive Income were as follows in each of the three years ended December 31:

-------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                 2000             1999             1998
-------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period:
     Unrealized net gains (losses)                                     $ 145,011         $(171,093)       $ 45,095
     Related tax (expense) benefit                                       (51,323)           60,738         (15,837)
                                                                    -------------   ---------------    ------------
        Net                                                               93,688          (110,355)         29,258
                                                                    -------------   ---------------    ------------

Less: Reclassification adjustment for net gains realized
during the period:
     Realized net gains                                                   37,101            12,972          29,793
     Related tax expense                                                 (12,986)           (4,541)        (10,428)
                                                                    -------------   ---------------    ------------
        Net                                                               24,115             8,431          19,365
                                                                    -------------   ---------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                 $ 69,573         $(118,786)        $ 9,893
                                                                    =============   ===============    ============

NOTE 14 EARNINGS PER SHARE

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)                    2000               1999                1998
-----------------------------------------------------------------------------------------------------------------------

Net income                                                             $328,446           $422,074            $301,768
                                                                   =============      =============       =============

Average common shares outstanding                                       248,709            253,560             255,826
Dilutive effect of stock options                                            861              2,087               2,454
                                                                   -------------      -------------       -------------

Diluted common shares outstanding                                       249,570            255,647             258,280
                                                                   =============      =============       =============

Earnings per share
   Basic                                                                  $1.32              $1.66               $1.18
   Diluted                                                                $1.32              $1.65               $1.17


     Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.


--------------------------------------------------------------------------------

NOTE 15 COMMITMENTS AND CONTINGENT LIABILITIES

Litigation
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington's consolidated financial position.

Operating Leases
     At December 31, 2000, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

     The following summary reflects the future minimum rental payments, by year, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000.

------------------------------------------------------------
Year                               (in thousands of dollars)
------------------------------------------------------------

2001                                        $ 46,856
2002                                          44,897
2003                                          41,126
2004                                          38,480
2005                                          35,083
2006 and thereafter                          339,568
                                        -------------

Total                                      $ 546,010
                                        =============


Total minimum lease payments have not been reduced by minimum sublease rentals of $84.0 million due in the future under noncancelable subleases. The rental expense for all operating leases was $49.6 million for 2000 compared with $39.1 million for 1999 and $31.0 million in 1998.

NOTE 16 INCOME TAXES

     The following is a summary of the provision for income taxes:

-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  2000              1999               1998
-------------------------------------------------------------------------------------------------------------------------

Currently (receivable) payable
     Federal                                                              $ (106,354)         $106,932         $ 133,012
     State                                                                       467             1,017             2,573
                                                                       --------------    --------------     -------------
        Total current                                                       (105,887)          107,949           135,585
                                                                       --------------    --------------     -------------

Deferred tax expense
     Federal                                                                 237,336            83,555             1,972
     State                                                                       ---             1,193               797
                                                                       --------------    --------------     -------------
        Total deferred                                                       237,336            84,748             2,769
                                                                       --------------    --------------     -------------

PROVISION FOR INCOME TAXES                                                 $ 131,449          $192,697         $ 138,354
                                                                       ==============    ==============     =============


     Tax expense associated with securities transactions included in the above amounts were $15.9 million in 2000, $5.7 million in 1999, and $10.8 million in 1998.

The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2000            1999              1998
-----------------------------------------------------------------------------------------------------------------------

Pre-tax income computed at the statutory rate                             $ 160,962         $215,170          $154,043
Increases (decreases):
   Tax-exempt interest income                                               (18,619)         (18,677)          (16,107)
   State income taxes                                                           302            1,438             2,191
   Charitable contributions                                                  (4,446)          (4,200)              ---
   Other-net                                                                 (6,750)          (1,034)           (1,773)
                                                                       -------------   --------------    --------------
PROVISION FOR INCOME TAXES                                                $ 131,449         $192,697          $138,354
                                                                       =============   ==============    ==============

The significant components of deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2000            1999
-----------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Allowance for loan losses                                              $ 101,346         $ 97,306
   Unrealized losses on securities available for sale                        13,203           50,666
   Pension and other employee benefits                                        9,787           13,995
   Other                                                                     41,317           39,928
                                                                       -------------   --------------
     Total deferred tax assets                                              165,653          201,895
                                                                       -------------   --------------

Deferred tax liabilities:
   Lease financing                                                          512,548          336,617
   Undistributed income of subsidiary                                        70,766              ---
   Mortgage servicing rights                                                 10,526           18,437
   Other                                                                     32,584           32,813
                                                                       -------------   --------------
     Total deferred tax liabilities                                         626,424          387,867
                                                                       -------------   --------------

Net deferred tax liability                                                $ 460,771         $185,972
                                                                       =============   ==============

NOTE 17 REGULATORY MATTERS

     Huntington and its subsidiaries are subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. Huntington's bank subsidiary, The Huntington National Bank (HNB), is required to maintain non-interest bearing cash balances with the Federal Reserve Bank. During 2000 and 1999, the average balance of these deposits were $412.0 million and $393.8 million, respectively.
     Under current Federal Reserve regulations, HNB is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2000, HNB could lend $285.8 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.
     Dividends from HNB are one of the major sources of funds for Huntington's parent company. These funds aid the parent company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. HNB could, without regulatory approval, declare dividends in 2001 of approximately $278.9 million plus an additional amount equal to its net income through the date of declaration in 2001.
     Huntington and HNB are also subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on Huntington's and HNB's financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 4.00% for Tier 1 Leverage. To be considered well capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00% and 5.00% respectively.
     As of December 31, 2000 and 1999, Huntington and HNB have met all capital adequacy requirements. In addition, Huntington and HNB had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The capital ratios of Huntington and HNB as well as a comparison of the period-end capital balances with the related amounts established by the regulatory agencies are presented in the table below.

-------------------------------------------------------------------------------------------------------------------
                                                                                                 For Capital
                                             Actual                Well Capitalized           Adequacy Purposes
                                    -------------------------  -------------------------  -------------------------
(in millions of dollars)               2000          1999         2000          1999         2000          1999
                                    -----------   -----------  ------------  -----------  ------------  -----------

HUNTINGTON BANCSHARES INCORPORATED
Capital Amount:
   Tier 1                              $ 1,933       $ 1,903       $ 1,613      $ 1,518       $ 1,075      $ 1,012
   Total Risk-Based                      2,811         2,712         2,688        2,530         2,150        2,024
   Tier 1 Leverage                       1,933         1,903         1,395        1,416         1,116        1,133

Ratios:
   Tier 1                                7.19%         7.52%         6.00%        6.00%         4.00%        4.00%
   Total Risk-Based                     10.46%        10.72%        10.00%       10.00%         8.00%        8.00%
   Tier 1 Leverage                       6.93%         6.72%         5.00%        5.00%         4.00%        4.00%

THE HUNTINGTON NATIONAL BANK

Capital Amount:
   Tier 1                              $ 1,781       $ 1,654       $ 1,618      $ 1,514       $ 1,079      $ 1,009
   Total Risk-Based                      2,858         2,733         2,697        2,523         2,158        2,018
   Tier 1 Leverage                       1,781         1,654         1,385        1,409         1,108        1,127

Ratios:
   Tier 1                                6.60%         6.56%         6.00%        6.00%         4.00%        4.00%
   Total Risk-Based                     10.60%        10.83%        10.00%       10.00%         8.00%        8.00%
   Tier 1 Leverage                       6.43%         5.87%         5.00%        5.00%         4.00%        4.00%

NOTE 18 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

----------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except per share data)             1 Q               2 Q               3 Q               4 Q
----------------------------------------------------------------------------------------------------------------------------

2000
Interest income                                             $ 515,557         $ 519,496         $ 535,791         $ 537,661
Interest expense                                              274,866           286,690           299,922           304,595
                                                        --------------     -------------     -------------     -------------
Net interest income                                           240,691           232,806           235,869           233,066
                                                        --------------     -------------     -------------     -------------
Provision for loan losses                                      15,701            15,834            26,396            32,548
Securities gains                                               24,763               114            11,379               845
Non-interest income                                           100,931           115,550           110,273           129,704
Non-interest expense                                          200,106           198,076           213,585           223,850
Special charges (1)                                               ---               ---            50,000               ---
                                                        --------------     -------------     -------------     -------------
Income before income taxes                                    150,578           134,560            67,540           107,217
Provision for income taxes                                     46,405            37,039            17,010            30,995
                                                        --------------     -------------     -------------     -------------
Net income                                                  $ 104,173         $  97,521         $  50,530         $  76,222
                                                        ==============     =============     =============     =============

Net income per common share (2)
   Basic                                                        $0.42             $0.40             $0.20             $0.30
   Diluted                                                      $0.42             $0.40             $0.20             $0.30


----------------------------------------------------------------------------------------------------------------------------

(in thousands of dollars, except per share data)             1 Q               2 Q               3 Q               4 Q
----------------------------------------------------------------------------------------------------------------------------

1999
Interest income                                             $ 495,692         $ 498,500         $ 516,294         $ 515,516
Interest expense                                              236,171           237,352           247,863           262,854
                                                        --------------     -------------     -------------     -------------
Net interest income                                           259,521           261,148           268,431           252,662
                                                        --------------     -------------     -------------     -------------
Provision for loan losses                                      25,305            21,026            22,076            20,040
Securities gains                                                2,310             2,220               537             7,905
Gains on sale of credit card portfolio                            ---               ---               ---           108,530
Non-interest income                                           107,562           115,056           115,117           114,338
Non-interest expense                                          202,106           202,138           206,189           204,895
Special charges (1)                                               ---               ---               ---            96,791
                                                        --------------     -------------     -------------     -------------
Income before income taxes                                    141,982           155,260           155,820           161,709
Provision for income taxes                                     45,410            50,285            50,233            46,769
                                                        --------------     -------------     -------------     -------------
Net income                                                  $  96,572         $ 104,975         $ 105,587         $ 114,940
                                                        ==============     =============     =============     =============

Net income per common share (2)
   Basic                                                        $0.38             $0.41             $0.42             $0.46
   Diluted                                                      $0.38             $0.41             $0.41             $0.45

(1) See discussion of special charges in Note 19.
(2) Adjusted for stock dividends and stock splits, as applicable.

NOTE 19 NON-INTEREST INCOME AND EXPENSE

     A summary of the components in non-interest income follows for the three years ended December 31:

-------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2000             1999             1998
-------------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts                                     $ 160,727        $156,315         $126,403
Brokerage and insurance income                                             61,871          52,076           36,710
Trust services                                                             53,613          52,030           50,754
Electronic banking fees                                                    43,883          37,301           29,202
Bank Owned Life Insurance income                                           39,544          37,560           28,712
Mortgage banking                                                           38,025          56,890           60,006
Credit card fees                                                            6,985          23,314           21,909
Other                                                                      51,810          36,587           45,181
                                                                    --------------   -------------    -------------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS AND
   AND CREDIT CARD PORTFOLIO SALE GAINS                                   456,458         452,073          398,877
Securities gains                                                           37,101          12,972           29,793
Gains on sale of credit card portfolios                                       ---         108,530            9,530
                                                                    --------------   -------------    -------------
  TOTAL NON-INTEREST INCOME                                             $ 493,559        $573,575         $438,200
                                                                    ==============   =============    =============


     A summary of the components in non-interest expense for the three years ended December 31 follows:

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2000              1999               1998
-----------------------------------------------------------------------------------------------------------------------------

Personnel and related costs                                                   $ 421,750          $419,901           $428,539
Equipment                                                                        78,069            66,666             62,040
Net occupancy                                                                    75,882            62,169             54,123
Outside data processing and other services                                       62,011            62,886             74,795
Amortization of intangible assets                                                39,207            37,297             25,689
Marketing                                                                        34,884            32,506             32,260
Telecommunications                                                               26,225            28,519             29,429
Legal and other professional services                                            20,819            21,169             25,160
Printing and supplies                                                            19,634            20,227             23,673
Franchise and other taxes                                                        11,077            14,674             22,103
Other                                                                            46,059            49,314             46,118
                                                                          --------------    --------------     --------------

  TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES                             835,617           815,328            823,929
Special charges                                                                  50,000            96,791             90,000
                                                                          --------------    --------------     --------------

  TOTAL NON-INTEREST EXPENSE                                                  $ 885,617          $912,119           $913,929
                                                                          ==============    ==============     ==============


SPECIAL CHARGES
     During the fourth quarter of 1999 and in the third quarter 2000, Huntington recorded special charges of $58.2 million and $50.0 million, respectively, to write-down residual values related to its $3.0 billion vehicle lease portfolio. Of this total, $71.4 million remained available at December 31, 2000, to cover estimated losses inherent in the portfolio.
     In addition to the lease charge in 1999, Huntington recorded $38.6 million of additional costs, which included $21 million related to the company's "Huntington 2000+" program and other one-time expenses, including amounts paid for management consulting and other professional services as well as $11 million for a special cash award to employees for achievement of the program goals for 1999. "Huntington 2000+" was a collaborative effort among all employees to evaluate processes and procedures and the way Huntington conducts its business with a mission of maximizing efficiency through all aspects of the organization.

NOTE 20 FINANCIAL INSTRUMENTS

     The contract or notional amount of financial instruments with off-balance sheet risk and credit concentrations at December 31, 2000 and 1999, is presented below:
------------------------------------------------------------------------------
(in millions of dollars)                                  2000          1999
------------------------------------------------------------------------------

CONTRACT AMOUNT REPRESENTS CREDIT RISK
  Commitments to extend credit
    Commercial                                          $ 4,279         $3,610
    Consumer                                              3,069          2,320
    Commercial Real Estate                                  500            316
  Standby letters of credit                                 859            803
  Commercial letters of credit                              197            169

NOTIONAL AMOUNT EXCEEDS CREDIT RISK
  Asset/liability management activities
    Interest rate swaps                                   6,495          5,525
    Interest rate options                                 3,104          1,289
    Interest rate forwards and futures                      284            212

  Trading activities
    Interest rate swaps                                     776            619
    Interest rate options                                   369            392

 Commitments to extend credit generally have short-term, fixed expiration dates, are variable rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer's credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable rate nature.
     Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 58% of standby letters of credit are collateralized, and nearly 80% are expected to expire without being drawn upon.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and have maturities of no longer than ninety days. The merchandise or cargo being traded normally secures these instruments.
     Interest rate swaps are agreements between two parties to exchange periodic interest payments that are calculated on a notional principal amount. Huntington enters into swaps to synthetically alter the repricing characteristics of designated earning assets and interest bearing liabilities and, on a much more limited basis, as an intermediary for customers. Because only interest payments are exchanged, cash requirements of swaps are significantly less than the notional amounts.
     Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate caps and floors are option-based contracts which entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.
     Interest rate forwards and futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Forward contracts, used primarily by Huntington in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount.

     In the normal course of business, Huntington is party to financial instruments with varying degrees of credit and market risk in excess of the amounts reflected as assets and liabilities in the consolidated balance sheet. Loan commitments and letters of credit are commonly used to meet the financing needs of customers, while interest rate swaps, options, futures, and forwards are an integral part of Huntington's asset/liability management activities. To a much lesser extent, various financial instrument agreements are entered into to assist customers in managing their exposure to interest rate fluctuations. These customer agreements, for which Huntington counters interest rate risk through offsetting third party contracts, are considered trading activities.
     The credit risk arising from loan commitments and letters of credit, represented by their contract amounts, is essentially the same as that involved in extending loans to customers, and both arrangements are subject to Huntington's standard credit policies and procedures. Collateral is obtained based on management's credit assessment of the customer and, for commercial transactions, may consist of accounts receivable, inventory, income-producing properties, and other assets. Residential properties are the principal form of collateral for consumer commitments.
     Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. At December 31, 2000, Huntington's credit risk from these off-balance sheet arrangements, including trading activities, was approximately $84.3 million.

--------------------------------------------------------------------------------

NOTE 21 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Huntington's financial instruments at December 31 are presented in the following table:

---------------------------------------------------------------------------------------------------------------------------------
                                                            AT DECEMBER 31, 2000                     AT DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       CARRYING                FAIR               CARRYING             FAIR
(in thousands of dollars)                               AMOUNT                 VALUE               AMOUNT             VALUE
---------------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
     Cash and short-term assets                          $ 1,460,853            $ 1,460,853        $1,235,439         $1,235,439
     Trading account securities                                4,723                  4,723             7,975              7,975
     Mortgages held for sale                                 155,104                155,104           141,723            141,723
     Securities                                            4,106,861              4,107,319         4,888,968          4,888,865
     Loans                                                20,312,311             20,487,837        20,369,128         20,380,713
     Customers' acceptance liability                          17,366                 17,366            17,167             17,167
     Interest rate contracts:
          Asset/liability management                           7,278                 37,934            21,491             19,147
          Customer accommodation                               6,171                  6,171            12,950             12,950

FINANCIAL LIABILITIES:
     Deposits                                             19,777,245             19,811,808        19,792,603         19,803,657
     Short-term borrowings                                 1,987,759              1,987,759         2,121,989          2,121,989
     Bank acceptances outstanding                             17,366                 17,366            17,167             17,167
     Medium-term notes                                     2,467,150              2,489,406         3,254,150          3,272,348
     Subordinated notes and other long-term debt             870,976                877,127           697,677            727,789
     Capital Securities                                      300,000                300,359           300,000            300,652
     Interest rate contracts:
          Asset/liability management                             ---                 23,315               ---             72,991
          Customer accommodation                               4,360                  4,360            10,765             10,765

     Certain assets, the most significant being Bank Owned Life Insurance and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage and non-mortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent Huntington's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.
     The terms and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks, interest bearing deposits in banks, trading account securities, federal funds sold and securities purchased under resale agreements, customers' acceptance liabilities, short-term borrowings, and bank acceptances outstanding. Loan commitments and letters of credit generally have short-term, variable rate features and contain clauses that limit Huntington's exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.
     The following methods and assumptions were used by Huntington to estimate the fair value of the remaining classes of financial instruments:
     Mortgages held for sale - valued at the lower of aggregate cost or market value primarily as determined using outstanding commitments from investors.
     Securities available for sale and investment securities - based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Retained interests in securitized assets are valued using a discounted cash flow analysis. The carrying amount and fair value of securities exclude the fair value of asset/liability management interest rate contracts designated as hedges of securities available for sale.
     Loans and leases - variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan portfolio. Although not considered financial instruments, lease financing receivables have been included in the loan totals at their carrying amounts.
     Deposits - demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.
     Debt - fixed rate long-term debt, as well as medium-term notes and Capital Securities, are based upon quoted market prices or, in the absence of quoted market prices, discounted cash flows using rates for similar debt with the same maturities. The carrying amount of variable rate obligations approximates fair value.
     Off-balance sheet derivatives - interest rate swap agreements and other off-balance sheet interest rate contracts are based upon quoted market prices or prices of similar instruments, when available, or calculated with pricing models using current rate assumptions.

--------------------------------------------------------------------------------

NOTE 22 SEGMENT REPORTING

     Huntington views its operations as five distinct segments. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. The fifth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Listed below is certain financial information regarding Huntington's 2000, 1999, and 1998 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   Private
INCOME STATEMENT                      Retail       Corporate        Dealer        Financial     Treasury/         Huntington
(in thousands of dollars)            Banking        Banking         Sales           Group         Other         Consolidated
-----------------------------------------------------------------------------------------------------------------------------

2000
Net Interest Income (FTE)             $ 537,386      $ 263,898      $ 193,466       $ 31,842      $ (75,850)     $   950,742
Provision for Loan Losses                26,006         14,332         49,078          1,063            ---           90,479
Non-Interest income                     269,831         62,348         29,034         62,154         70,192          493,559
Non-Interest expense                    546,575        117,869        105,194         55,843         60,136          885,617
Income Taxes/FTE Adjustment              70,039         57,922         17,791         11,071        (17,064)         139,759
                                   -------------  -------------  -------------   ------------  -------------   --------------
Net income                            $ 164,597      $ 136,123      $  50,437       $ 26,019      $ (48,730)     $   328,446
                                   =============  =============  =============   ============  =============   ==============


BALANCE SHEET (in millions of dollars)

Average Identifiable Assets           $   6,951      $   7,145      $   6,714       $   611       $  7,300       $   28,721
Average Deposits                      $  16,458      $   1,518      $      76       $   636       $  1,002       $   19,690


-----------------------------------------------------------------------------------------------------------------------------

1999
Net Interest Income (FTE)             $ 572,516      $ 250,717      $ 193,118       $ 33,452      $   1,382      $ 1,051,185
Provision for Loan Losses                37,766         10,388         38,995          1,298            ---           88,447
Non-Interest income                     284,047         58,824          7,273         53,324        170,107          573,575
Non-Interest expense                    566,232        104,518        106,317         47,255         87,797          912,119
Income Taxes/FTE Adjustment              81,783         63,025         16,526         12,377         28,409          202,120
                                   -------------  -------------  -------------   ------------  -------------   --------------
Net income                            $ 170,782      $ 131,610      $  38,553       $ 25,846      $  55,283      $   422,074
                                   =============  =============  =============   ============  =============   ==============


BALANCE SHEET (in millions of dollars)

Average Identifiable Assets           $   7,484      $   6,858      $   6,251       $   584       $  7,562       $   28,739
Average Deposits                      $  16,885      $   1,002      $      65       $   610       $    645       $   19,207


-----------------------------------------------------------------------------------------------------------------------------

1998
Net Interest Income (FTE)             $ 574,446      $ 238,078      $ 162,326       $ 35,328        $21,222      $ 1,031,400
Provision for Loan Losses                46,978         16,854         40,168          1,242            ---          105,242
Non-Interest income                     268,931         63,756          5,722         37,066         62,725          438,200
Non-Interest expense                    544,287        112,821         48,021         50,561        158,239          913,929
Income Taxes/FTE Adjustment              83,208         56,820         26,316          6,796        (24,479)         148,661
                                   -------------  -------------  -------------   ------------  -------------   --------------
Net income                            $ 168,904      $ 115,339      $  53,543       $ 13,795      $ (49,813)     $   301,768
                                   =============  =============  =============   ============  =============   ==============


BALANCE SHEET (in millions of dollars)

Average Identifiable Assets            $  9,153        $ 5,932        $ 5,325          $ 614      $   5,868      $    26,892
Average Deposits                       $ 16,501        $   947        $    63          $ 561      $     341      $    18,413


Note: Fully tax equivalent basis (FTE) income assumes a 35% tax rate.

NOTE 23 MERGERS AND ACQUISITIONS

     Huntington acquired Empire Banc Corporation (Empire), a $506 million one-bank holding company headquartered in Traverse City, Michigan, on June 23, 2000. Huntington reissued approximately 6.5 million shares of common stock, all of which were purchased on the open market during the first quarter 2000, in exchange for all of the common stock of Empire. Total loans and deposits increased $395 million and $435 million, respectively, at the date of the merger. Additionally, Huntington acquired J. Rolfe Davis Insurance Agency, Inc.
(JRD), headquartered in Maitland, Florida, on August 23, 2000. Huntington paid $8.2 million in cash and issued approximately 695,000 shares of common stock for all of the common stock of JRD. Both transactions were accounted for as purchases; accordingly, the results of Empire and JRD have been included in the consolidated financial statements from the respective dates of acquisition. Goodwill, which represents the excess of the cost of an acquisition over the fair value of the assets acquired, was $105 million for Empire and $20 million for JRD.


--------------------------------------------------------------------------------

NOTE 24 PARENT COMPANY FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                                  December 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                 2000                  1999
---------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                                $   227,964           $   100,804
Securities available for sale                                                                 60,952                81,241
Due from subsidiaries
     Bank subsidiary                                                                         232,517               330,487
     Non-bank subsidiaries                                                                    53,095                33,646
Investment in subsidiaries on the equity method
     Bank subsidiary                                                                       2,080,701             2,182,420
     Non-bank subsidiaries                                                                   449,598                26,761
Excess of cost of investment in subsidiaries over net assets acquired                         10,452                11,016
Other assets                                                                                  60,492                88,221
                                                                                    -----------------     -----------------
        TOTAL ASSETS                                                                     $ 3,175,771           $ 2,854,596
                                                                                    =================     =================

LIABILITIES AND EQUITY
Short-term borrowings                                                                    $    98,669           $    11,327
Medium-term notes                                                                             25,000                   ---
Subordinated notes
     Subsidiary trusts                                                                       309,279               309,279
     Unaffiliated companies                                                                  149,760               149,633
Dividends payable                                                                             50,173                45,826
Accrued expenses and other liabilities                                                       176,843               156,175
                                                                                    -----------------     -----------------
        TOTAL LIABILITIES                                                                    809,724               672,240
                                                                                    -----------------     -----------------
SHAREHOLDERS' EQUITY                                                                       2,366,047             2,182,356
                                                                                    -----------------     -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 3,175,771           $ 2,854,596
                                                                                    =================     =================

------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME                                                         YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     2000                    1999                    1998
------------------------------------------------------------------------------------------------------------------------

INCOME
  Dividends from
     Bank subsidiary                                         $ 222,330                 $190,255                $186,381
     Non-bank subsidiaries                                       3,000                    4,000                   4,000
  Interest from
     Bank subsidiary                                            20,749                   19,748                  41,507
     Non-bank subsidiaries                                       2,741                    1,194                     329
  Other                                                         66,134                   31,918                   3,094
                                                          -------------           --------------          --------------
          TOTAL INCOME                                         314,954                  247,115                 235,311
                                                          -------------           --------------          --------------

EXPENSE
  Interest on debt                                              36,687                   31,109                  27,340
  Other                                                          6,756                      ---                  13,722
                                                          -------------           --------------          --------------
          TOTAL EXPENSE                                         43,443                   31,109                  41,062
                                                          -------------           --------------          --------------

Income before income taxes and equity in
   undistributed net income of subsidiaries                    271,511                  216,006                 194,249
Income tax expense                                              12,592                    9,271                   2,089
                                                          -------------           --------------          --------------
Income before equity in undistributed
   net income of subsidiaries                                  258,919                  206,735                 192,160
                                                          -------------           --------------          --------------
Equity in undistributed net income of
     Bank subsidiary                                            66,387                  212,613                 106,967
     Non-bank subsidiaries                                       3,140                    2,726                   2,641
                                                          -------------           --------------          --------------
          NET INCOME                                         $ 328,446                 $422,074                $301,768
                                                          =============           ==============          ==============

--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                       2000            1999             1998
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
      Net Income                                                               $ 328,446       $ 422,074        $ 301,768
      Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed net income of subsidiaries                     (69,527)       (215,339)        (109,608)
          Provision for amortization and depreciation                              2,987           2,987            3,244
          Gains on sales of securities available for sale & other assets         (62,140)        (30,546)             ---
          Decrease (increase) in other assets                                     38,290          (6,538)         (14,413)
          Increase (decrease) in other liabilities                                34,937          65,965          (13,377)
                                                                            -------------   -------------    -------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                         272,993         238,603          167,614
                                                                            -------------   -------------    -------------

INVESTING ACTIVITIES
      Increase in investments in subsidiaries                                     (5,397)             (5)        (386,500)
      Repayments from (advances to) subsidiaries                                  67,154          (4,050)         371,539
      Purchases of securities available for sale                                 (47,000)            ---              ---
      Proceeds from sales of securities available for sale                        68,106          30,990              ---
      Proceeds from sales of other assets                                         11,405             ---              ---
      Other                                                                          ---             ---              (41)
                                                                            -------------   -------------    -------------
               NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES               94,268          26,935          (15,002)
                                                                            -------------   -------------    -------------

FINANCING ACTIVITIES
      Increase (decrease) in short-term borrowings                                87,342         (19,317)          (9,881)
      Proceeds from issuance of subordinated notes to subsidiary trusts              ---             ---          100,000
      Payment of long-term debt                                                      ---             ---           (4,537)
      Proceeds from issuance of medium-term notes                                 25,000             ---              ---
      Payment of medium-term notes                                                   ---         (60,000)        (160,000)
      Dividends paid on common stock                                            (185,103)       (171,858)        (157,632)
      Acquisition of treasury stock                                             (168,395)        (97,957)         (31,192)
      Proceeds from issuance of treasury stock                                     1,055           4,417            4,685
                                                                            -------------   -------------    -------------
               NET CASH USED FOR FINANCING ACTIVITIES                           (240,101)       (344,715)        (258,557)
                                                                            -------------   -------------    -------------
               CHANGE IN CASH AND CASH EQUIVALENTS                               127,160         (79,177)        (105,945)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    100,804         179,981          285,926
                                                                            -------------   -------------    -------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 227,964       $ 100,804        $ 179,981
                                                                            =============   =============    =============

Supplemental disclosure:
   Interest paid                                                               $  36,262       $  31,662        $  28,856
                                                                            =============   =============    =============


Supplemental data required for this item is set forth in Item 7 on page 26 under the caption "Selected Quarterly Income Statement Data."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 1 through 4 under the caption "Executive Officers of the Corporation" on pages 18 and 19, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 27, of Huntington's 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

     Information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 17, and under the caption "Compensation of Directors" on page 5, of Huntington's 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 6 and 7, of Huntington's 2001 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 5 and 6, and under the caption "Compensation Committee Interlocks and Insider Participation" on page 14 of Huntington's 2001 Proxy Statement, and is incorporated herein by reference.


                                     PART IV


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

          (3) The exhibits required by this item are listed in the Exhibit Index on pages 58 through 60 of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(p) in the Exhibit Index.

     (b) During the quarter ended December 31, 2000, Huntington filed two Current Report on Form 8-K. The first report, dated October 11, 2000, was filed under Items 5 and 7, announcing the appointment of Michael
          J. McMennamin as Chief Financial Officer and Treasurer. The second report, dated October 19, 2000, was filed under Items 5 and 7, and concerned Huntington's results of operations for the quarter ended September 30, 2000.

     (c)  The exhibits to this Form 10-K begin on page 58.

     (d)  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2001.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)



By:  /s/ Frank Wobst                   By:  /s/ Michael J. McMennamin
     -----------------------------          -------------------------
     Frank Wobst                               Michael J. McMennamin
     Director and Chairman                     Vice Chairman, Chief Financial
     (Principal Executive Officer)             Officer, and Treasurer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2001.



/s/ Don M. Casto, III                  /s/ Robert H. Schottenstein
----------------------------------     ---------------------------
Don M. Casto, III                      Robert H. Schottenstein
Director                               Director


/s/ Don Conrad                         /s/ George A. Skestos
----------------------------------     ---------------------
Don Conrad                             George A. Skestos
Director                               Director


/s/ John B. Gerlach, Jr.               /s/ Lewis R. Smoot, Sr.
----------------------------------     -----------------------
John B. Gerlach, Jr.                   Lewis R. Smoot, Sr.
Director                               Director


/s/ Patricia T. Hayot                  /s/ Timothy P. Smucker
----------------------------------     ----------------------
Patricia T. Hayot                      Timothy P. Smucker
Director                               Director


/s/ Thomas E. Hoaglin
----------------------------------
Thomas E. Hoaglin
President, Chief Executive Officer, and Director


/s/ Wm. J. Lhota
----------------------------------
Wm. J. Lhota
Director

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

   (c). Amendment No. 1 to the Rights Agreement, dated August 16, 1995 -- previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10.               Material contracts:

   (a).    *      Employment Agreement, dated February 15, 2001, between
                  Huntington Bancshares Incorporated and Frank Wobst

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

   (f)(1). *      Amended and Restated Long-Term Incentive Compensation Plan,
                  effective for performance cycles beginning on or after January
                  1, 1999 -- previously filed as Exhibit 10(f) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   (f)(2). *      Amended and Restated Long-Term Incentive Compensation Plan,
                  effective for performance cycles beginning on or after January
                  1, 1999 - reference is made to Form S-8, Registration No.
                  33-52394, filed with the Securities and Exchange Commission on December 21, 2000, and incorporated herein by reference.

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

   (g)(3). *      Fourth Amendment to Supplemental Executive Retirement Plan
                  -- previously filed as Exhibit 10(g)(3) to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

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

   (i)(6). *      1983 Stock Option Plan -- Sixth Amendment -- previously
                  filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

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

   (j)(4). *      Third Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(b) to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000, and incorporated herein by reference.

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

   (n).     *     Restated Huntington Supplemental Retirement Income Plan --
                  previously filed as Exhibit 10(n) to Annual Report on Form
                  10-K for the year ended December 31, 1999, and incorporated herein by reference.

   (o)(1).  *     Amended and Restated 1994 Stock Option Plan -- previously
                  filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (o)(2).  *     Third Amendment to Huntington Bancshares Incorporated 1994
                  Stock Option Plan -- previously filed as Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000, and incorporated herein by reference.

   (p)      *     Employment Agreement, dated February 15, 2001, between
                  Huntington Bancshares Incorporated and Thomas E. Hoaglin.

21.               Subsidiaries of the Registrant.

23.               Consent of Ernst & Young LLP, Independent Auditors.

99.               Ratio of Earnings to Fixed Charges
-------------

*Denotes management contract or compensatory plan or arrangement.