Form 10-Q
period 2001-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2001-05-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED March 31, 2001


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


 Yes   X            No
     ======            =====



There were 251,014,008 shares of Registrant's without par value common stock outstanding on April 30, 2001.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           March 31, 2001 and 2000 and December 31, 2000                   3

           Consolidated Statements of Income -
           For the three months ended March 31, 2001 and 2000              4

           Consolidated Statements of Changes in Shareholders' Equity -
           For the three months ended March 31, 2001 and 2000              5

           Consolidated Statements of Cash Flows -
           For the three months ended March 31, 2001 and 2000              6

           Notes to Unaudited Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      20


PART II.   OTHER INFORMATION

Item 2.    Changes in securities and use of proceeds                       28

Item 6.    Exhibits and Reports on Form 8-K                                28-29

 PART I.  FINANCIAL INFORMATION
 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,           DECEMBER 31,            MARCH 31,
 (in thousands of dollars)                                               2001                  2000                  2000
------------------------------------------------------------         ------------          ------------          ------------

ASSETS
Cash and due from banks ....................................         $  1,006,809          $  1,322,700          $  1,036,442
Interest bearing deposits in banks .........................                5,011                 4,970                 6,241
Trading account securities .................................               70,550                 4,723                18,333
Federal funds sold and securities
     purchased under resale agreements .....................              155,738               133,183                16,527
Loans held for sale ........................................              388,545               155,104                99,354
Securities available for sale - at fair value ..............            3,632,034             4,090,525             4,495,873
Investment securities - fair value $15,586; $16,414;
     and $18,121, respectively .............................               15,358                16,336                18,266
Total Loans (1) ............................................           20,870,648            20,610,191            20,531,039
     Less allowance for loan losses ........................              301,777               297,880               296,743
                                                                     ------------          ------------          ------------
Net loans ..................................................           20,568,871            20,312,311            20,234,296
                                                                     ------------          ------------          ------------
Bank owned life insurance ..................................              814,502               804,941               774,584
Premises and equipment .....................................              457,504               454,844               429,793
Customers' acceptance liability ............................               16,510                17,366                18,676
Accrued income and other assets ............................            1,309,756             1,282,374             1,259,594
                                                                     ------------          ------------          ------------

TOTAL ASSETS ...............................................         $ 28,441,188          $ 28,599,377          $ 28,407,979
                                                                     ============          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Deposits (1) .........................................         $ 19,130,157          $ 19,777,245          $ 19,779,364
Short-term borrowings ......................................            2,700,351             1,987,759             1,576,745
Bank acceptances outstanding ...............................               16,510                17,366                18,676
Medium-term notes ..........................................            2,084,859             2,467,150             3,139,150
Subordinated notes and other long-term debt ................              894,937               870,976               845,623
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
  junior subordinated debentures of the Parent Company .....              300,000               300,000               300,000
Accrued expenses and other liabilities .....................              909,118               812,834               649,598
                                                                     ------------          ------------          ------------
     Total Liabilities .....................................           26,035,932            26,233,330            26,309,156
                                                                     ------------          ------------          ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding .......................                   --                    --                    --
     Common stock - without par value; AUTHORIZED
          500,000,000 shares; ISSUED 257,866,255,
          257,866,255, and 233,844,820 shares, respectively;
          outstanding 251,001,821, 250,859,470, and
          221,982,428 shares, respectively .................            2,491,848             2,493,645             2,284,616
     Less 6,864,434, 7,006,765, and 11,862,392
          treasury shares, respectively ....................             (126,532)             (129,432)             (283,762)
     Accumulated other comprehensive income ................               (4,221)              (24,520)              (90,559)
     Retained earnings .....................................               44,161                26,354               188,528
                                                                     ------------          ------------          ------------
     Total Shareholders' Equity ............................            2,405,256             2,366,047             2,098,823
                                                                     ------------          ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................         $ 28,441,188          $ 28,599,377          $ 28,407,979
                                                                     ============          ============          ============


(1) See page 12 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ---------------------------------
 (in thousands of dollars, except per share amounts)            2001                 2000
---------------------------------------------------         ------------         ------------

Interest and fee income
     Loans ........................................         $    446,785         $    439,646
     Securities ...................................               63,834               73,151
     Other ........................................                7,356                2,760
                                                            ------------         ------------
               TOTAL INTEREST INCOME ..............              517,975              515,557
                                                            ------------         ------------
Interest expense
     Deposits .....................................              185,081              182,649
     Short-term borrowings ........................               33,163               24,764
     Medium-term notes ............................               36,663               50,358
     Subordinated notes and other long-term debt ..               19,944               17,095
                                                            ------------         ------------
               TOTAL INTEREST EXPENSE .............              274,851              274,866
                                                            ------------         ------------

               NET INTEREST INCOME ................              243,124              240,691
Provision for loan losses .........................               33,464               15,701
                                                            ------------         ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES              209,660              224,990
                                                            ------------         ------------

Total non-interest income (1) .....................              117,724              125,694
Total non-interest expense (1) ....................              234,090              200,106
                                                            ------------         ------------

               INCOME BEFORE INCOME TAXES .........               93,294              150,578
Provision for income taxes ........................               25,428               46,405
                                                            ------------         ------------

               NET INCOME .........................         $     67,866         $    104,173
                                                            ============         ============


 PER COMMON SHARE (2)
     Net income
          Basic ...................................         $       0.27         $       0.42
          Diluted .................................         $       0.27         $       0.42

     Cash dividends declared ......................         $       0.20         $       0.18

 AVERAGE COMMON SHARES (2)
          Basic ...................................          250,998,380          247,974,250
          Diluted .................................          251,510,172          249,138,955




 (1) See page 13 for detail of non-interest income and non-interest expense.

 (2) Adjusted for stock dividends and stock splits, as applicable.



 See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                         ACCUMULATED
                                                      COMMON STOCK          TREASURY STOCK          OTHER
                                                   -------------------   --------------------   COMPREHENSIVE  RETAINED
                                                   SHARES    AMOUNT       SHARES     AMOUNT     INCOME (LOSS)  EARNINGS    TOTAL
------------------------------------------------   ------  -----------   -------  -----------   ------------  --------- ----------

Three Months Ended March 31, 2000:
 Balance, beginning of period                     233,845  $2,284,956   (4,957)   ($137,268)     ($94,093)    $128,761  $2,182,356
    Comprehensive Income:
    Net income                                                                                                 104,173     104,173
    Unrealized net holding gains
      on securities available for sale
      arising during the period                                                                     3,534                    3,534
                                                                                                                        ----------
      Total comprehensive income                                                                                           107,707
                                                                                                                        ----------
   Cash Dividends declared                                                                                     (44,406)    (44,406)
   Stock options exercised                                       (340)      17          509                                    169
   Treasury shares purchased                                            (6,952)    (147,702)                              (147,702)
   Treasury shares sold to
     employee benefit plans                                                 30          699                                    699
                                                  -------  ----------  -------    ---------      --------     --------  ----------
 Balance, end of period                           233,845  $2,284,616  (11,862)   ($283,762)     ($90,559)    $188,528  $2,098,823
                                                  =======  ==========  =======    =========      ========     ========  ==========



Three Months Ended March 31, 2001:
 Balance, Beginning Of Period                     257,866  $2,493,645   (7,007)   ($129,432)     ($24,520)    $ 26,354  $2,366,047
    Comprehensive Income:
    Net income                                                                                                  67,866      67,866
    Change in accounting method for derivatives                                                    (9,113)                  (9,113)
    Unrealized net holding gains
      on securities available for sale
      arising during the period                                                                    26,289                   26,289
    Unrealized gains on derivatives                                                                 3,123                    3,123
                                                                                                                        ----------
      Total comprehensive income                                                                                            88,165
                                                                                                                        ----------
    Cash dividends declared                                                                                    (50,059)    (50,059)
    Stock options exercised                                    (1,797)      99        2,189                                    392
    Treasury shares sold to
       employee benefit plans                                               44          711                                    711
                                                  -------  ----------  -------    ---------      --------     --------  ----------
 Balance, end of period                           257,866  $2,491,848   (6,864)   ($126,532)     ($ 4,221)    $ 44,161  $2,405,256
                                                  =======  ==========  =======    =========      ========     ========  ==========

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------
(in thousands of dollars)                                                              2001                  2000
-----------------------------------------------------------------------------       -----------          -----------

OPERATING ACTIVITIES
     Net Income                                                                     $    67,866          $   104,173
     Adjustments to reconcile net income to net cash
     provided by operating activities
        Provision for loan losses                                                        33,464               15,701
        Provision for depreciation and amortization                                      32,136               27,466
        Deferred income tax expense                                                      24,255               29,511
        Increase in trading account securities                                          (65,827)             (10,358)
        (Increase) decrease in mortgages held for sale                                 (233,441)              42,369
        Securities gains                                                                 (2,078)             (24,763)
        Securitization (gains) losses                                                    (1,666)              10,208
        Decrease (increase) in accrued income receivable                                 18,476              (13,579)
        Net increase in other assets                                                    (72,942)             (74,973)
        Increase in accrued expenses                                                     34,048                2,648
        Net increase (decrease) in other liabilities                                     37,077              (11,798)
                                                                                    -----------          -----------
                       NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES            (128,632)              96,605
                                                                                    -----------          -----------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                              (41)                 317
     Proceeds from :
         Maturities and calls of investment securities                                      614                  490
         Maturities and calls of securities available for sale                          397,078               50,476
         Sales of securities available for sale                                         483,033              353,777
     Purchases of securities available for sale                                        (367,003)                  --
     Proceeds from sales of loans                                                        92,974              484,041
     Net loan originations, excluding sales                                            (394,355)            (445,251)
     Proceeds from sale of premises and equipment                                           533                1,223
     Purchases of premises and equipment                                                (16,612)              (4,291)
     Proceeds from sales of other real estate                                             1,892                2,919
                                                                                    -----------          -----------
                       NET CASH PROVIDED BY INVESTING ACTIVITIES                        198,113              443,701
                                                                                    -----------          -----------

FINANCING ACTIVITIES
     Decrease in total deposits                                                        (647,339)             (13,236)
     Increase (decrease) in short-term borrowings                                       712,592             (545,244)
     Proceeds from issuance of long-term debt                                                --              150,000
     Payment of long-term debt                                                           (4,000)                  --
     Proceeds from issuance of medium-term notes                                        300,000              250,000
     Payment of medium-term notes                                                      (675,000)            (365,000)
     Dividends paid on common stock                                                     (50,173)             (45,904)
     Repurchases of common stock                                                             --             (147,702)
     Proceeds from issuance of common stock                                               1,103                  868
                                                                                    -----------          -----------
                       NET CASH USED FOR FINANCING ACTIVITIES                          (362,817)            (716,218)
                                                                                    -----------          -----------
                       CHANGE IN CASH AND CASH EQUIVALENTS                             (293,336)            (175,912)
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,455,883            1,228,881
                                                                                    -----------          -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,162,547          $ 1,052,969
                                                                                    ===========          ===========





     See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington Bancshares Incorporated's (Huntington) 2000 Annual Report on Form 10-K should be read in conjunction with these interim financial statements.


B.       Reclassifications

         Certain amounts in the prior year's financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net income.

C.       Earnings per Share

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

                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
(in thousands, except per share amounts)         2001             2000
                                               --------         --------

Net Income                                     $ 67,866         $104,173
                                               ========         ========

Average common shares outstanding               250,998          247,974
Dilutive effect of stock options                    512            1,165
                                               --------         --------
     Diluted common shares outstanding          251,510          249,139
                                               ========         ========

Earnings per share
     Basic                                     $   0.27         $   0.42
     Diluted                                   $   0.27         $   0.42

Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable.

D.       Comprehensive Income

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that bypass net income. Currently, Huntington's only components of Other Comprehensive Income are the unrealized gains (losses) on securities available for sale and unrealized gains and losses on certain derivatives. The related before and after tax amounts are as follows:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    --------------------------
(in thousands)                                                                        2001              2000
                                                                                    --------          --------

Change in accounting method for derivatives:
     Unrealized net losses                                                          $(14,020)         $     --
     Related tax benefit                                                               4,907                --
                                                                                    --------          --------
          Net                                                                         (9,113)               --
                                                                                    --------          --------

Unrealized holding gains on securities arising during the period:
     Unrealized net gains                                                             42,525            30,118
     Related tax expense                                                             (14,884)          (10,487)
                                                                                    --------          --------
          Net                                                                         27,641            19,631
                                                                                    --------          --------

Unrealized holding gains on derivatives arising during the period:
     Unrealized net gains                                                              4,805                --
     Related tax expense                                                              (1,682)               --
                                                                                    --------          --------
          Net                                                                          3,123                --
                                                                                    --------          --------

Less: Reclassification adjustment for net gains realized during the period:
     Realized net gains                                                                2,078            24,763
     Related tax expense                                                                (726)           (8,666)
                                                                                    --------          --------
          Net                                                                          1,352            16,097
                                                                                    --------          --------

Total Other Comprehensive Income                                                    $ 20,299          $  3,534
                                                                                    ========          ========



         Accumulated Other Comprehensive Income balances at March 31, 2001 are as follows:

                                    UNREALIZED      UNREALIZED
                                  GAINS (LOSSES)     LOSSES ON
                                  ON SECURITIES     DERIVATIVES
                                  -------------     -----------

Beginning balance                   $(24,520)         $    --
Change in accounting method               --           (9,113)
Current-period change                 26,289            3,123
                                    --------          -------
Ending balance                      $  1,769          $(5,990)
                                    ========          =======

E.       Lines of Business

         Listed below is certain financial information regarding Huntington's 2001, 2000 and 1999 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.

----------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED MARCH 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                   PRIVATE
INCOME STATEMENT                       RETAIL        CORPORATE       DEALER       FINANCIAL     TREASURY/        HUNTINGTON
(IN THOUSANDS OF DOLLARS)              BANKING        BANKING        SALES          GROUP         OTHER        CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)                $131,430      $ 70,443       $ 54,356        $9,892       $(20,995)      $ 245,126
Provision for Loan Losses                   5,880        11,607         15,977             -              -          33,464
Non-Interest income                        67,754        12,851          3,773        23,520          9,826         117,724
Non-Interest expense                      144,602        31,627         13,661        26,665         17,535         234,090
Income Taxes/FTE Adjustment                17,046        14,021          9,972         2,361        (15,970)         27,430
                                    --------------  ------------  -------------  ------------  -------------  --------------
Net income                               $ 31,656      $ 26,039       $ 18,519        $4,386       $(12,734)       $ 67,866
                                    ==============  ============  =============  ============  =============  ==============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets               $ 6,887       $ 7,432        $ 7,037         $ 702        $ 6,179        $ 28,237
Average Deposits                         $ 15,899       $ 2,126           $ 82         $ 637          $ 321        $ 19,065


------------------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                    Private
INCOME STATEMENT                       RETAIL        CORPORATE        DEALER       FINANCIAL      TREASURY/        HUNTINGTON
(IN THOUSANDS OF DOLLARS)             BANKING         BANKING         SALES          GROUP          OTHER        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------

Net Interest Income (FTE)               $130,234        $ 59,981       $ 49,926       $ 7,819        $ (5,112)      $ 242,848
Provision for Loan Losses                  2,585           4,697          7,962           457               -          15,701
Non-Interest income                       67,027          14,550          3,238        16,638          24,241         125,694
Non-Interest expense                     139,725          26,032         12,536        13,151           8,662         200,106
Income Taxes/FTE Adjustment               19,233          15,331         11,433         3,797          (1,232)         48,562
                                    -------------   -------------  -------------   -----------  --------------  --------------
Net income                               $35,718        $ 28,471       $ 21,233       $ 7,052        $ 11,699       $ 104,173
                                    =============   =============  =============   ===========  ==============  ==============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets              $ 6,948         $ 6,860        $ 7,100         $ 605         $ 7,440        $ 28,953
Average Deposits                         $16,481         $ 1,233           $ 67         $ 642         $ 1,368        $ 19,791


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

F.       Derivatives

         Huntington adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet at their fair value. The accounting for gains or losses resulting from changes in fair value depends on the intended use of the derivative. For derivatives designated as hedges of changes in the fair value of recognized assets or liabilities, or unrecognized firm commitments, gains or losses on the derivative are recognized in earnings together with the offsetting losses or gains on the hedged items. This results in earnings only being impacted to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For derivatives used to hedge changes in cash flows associated with forecasted transactions, gains or losses on the effective portion of the derivatives are deferred, and reported as accumulated other comprehensive income (AOCI), a component of shareholders' equity, until the period in which the hedged transactions affect earnings. Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings.

         Huntington uses derivative instruments to assist in the management of its interest rate risk. Active interest rate risk management necessitates the use of various types of off-balance sheet financial instruments, primarily interest rate swaps. Risk that is created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds. Similarly, financial futures, interest rate caps and floors, options, and forward rate agreements are used to control financial risk effectively. Off-balance sheet instruments are often preferable to similar cash instruments because, though performing identically, they require less capital while preserving access to the marketplace.

         Fair Value Hedges: These derivative instruments consist generally of interest rate swaps. The interest rate swaps effectively modify Huntington's exposure to interest rate risk by converting fixed liabilities, primarily time deposits, medium-term notes, and long-term debt, to a floating rate. These interest rate swaps involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of the underlying notional amounts.

         As the changes in fair value of the hedged items substantially offset the changes in fair value of the derivatives, no material impact to earnings was recognized at the time of adoption of SFAS No. 133 or for the three months ended March 31, 2001.

         Cash Flow Hedges: These derivative instruments also consist primarily of interest rate swaps. The swaps were entered into to reduce the impact of interest rate changes on future net interest income. The swaps generally convert floating rate medium-term notes and loans to a fixed rate basis with maturities up to May 2004.

         Upon the adoption of SFAS No. 133, Huntington recorded a reduction in AOCI of $9.1 million. For the three months ended March 31, 2001, Huntington recorded an increase in AOCI of $3.1 million. During the next twelve months, Huntington expects to reclassify $8.5 million of net losses on derivative instruments from AOCI to earnings due to the payment of variable interest payments on floating rate medium term notes and the receipt of variable interest payments on floating rate loans.

--------------------------------------------------------------------------------
Financial Review


---------------------------------------------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
---------------------------------------------------------------------------------------------------------------------

                                                                   MARCH 31,          December 31,          March 31,
 (in thousands of dollars)                                           2001                 2000                2000
---------------------------------------------------------         -----------         -----------         -----------

Commercial (unearned income $1,343; $1,538; $2,221)               $ 6,729,992         $ 6,633,985         $ 6,452,675
Real Estate
    Construction                                                    1,282,328           1,318,899           1,242,882
    Commercial                                                      2,316,934           2,253,477           2,149,523
Consumer
    Loans (unearned income $3,927; $4,150; $5,305)                  6,439,727           6,388,036           6,373,627
    Leases (unearned income $516,706; $515,445; $450,198)           3,141,815           3,069,210           2,856,468
    Residential Mortgage                                              959,852             946,584           1,455,864
                                                                  -----------         -----------         -----------

     TOTAL LOANS                                                  $20,870,648         $20,610,191         $20,531,039
                                                                  ===========         ===========         ===========




-----------------------------------------------------------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    MARCH 31,          December 31,         March 31,
 (in thousands of dollars)                                            2001                2000                2000
-----------------------------                                      -----------         -----------         -----------

Demand deposits
     Non-interest bearing                                          $ 3,256,604         $ 3,480,876         $ 3,441,780
     Interest bearing                                                4,688,109           4,645,127           4,143,771
Savings deposits                                                     3,607,404           3,527,796           3,748,170
Certificates of deposit
     Less than $100,000                                              5,802,502           5,938,486           5,620,068
     $100,000 or more                                                1,446,310           1,520,547           1,703,851
                                                                   -----------         -----------         -----------
     TOTAL CORE DEPOSITS                                            18,800,929          19,112,832          18,657,640
                                                                   -----------         -----------         -----------
Other domestic time deposits                                           136,147             256,106             731,771
Foreign time deposits                                                  193,081             408,307             389,953
                                                                   -----------         -----------         -----------

     TOTAL DEPOSITS                                                $19,130,157         $19,777,245         $19,779,364
                                                                   ===========         ===========         ===========

--------------------------------------------------------------------------------
 Financial Review



----------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST INCOME
----------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------          PERCENT
 (in thousands of dollars)                                  2001             2000             CHANGE
-------------------------------------------------         --------         --------           ------

Service charges on deposit accounts                       $ 38,907         $ 41,660            (6.6)%
Brokerage and insurance                                     18,768           15,284            22.8
Trust services                                              14,314           12,863            11.3
Electronic banking fees                                     11,098            9,849            12.7
Mortgage banking                                            10,031            8,515            17.8
Bank Owned Life Insurance income                             9,560            9,186             4.1
Other                                                       12,968            3,574           262.8
                                                          --------         --------

TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS          115,646          100,931            14.6
                                                          --------         --------
Securities gains                                             2,078           24,763             N.M.
                                                          --------         --------

TOTAL NON-INTEREST INCOME                                 $117,724         $125,694            (6.3)%
                                                          ========         ========



-------------------------------------------------------------------------------------------------------
 ANALYSIS OF NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             -------------------------          PERCENT
 (in thousands of dollars)                                     2001             2000            CHANGE
------------------------------------------                   --------         --------          ------

Personnel and related costs                                  $117,662         $102,344            15.0%
Equipment                                                      19,972           19,412             2.9
Net occupancy                                                  19,780           19,135             3.4
Outside data processing and other services                     16,654           15,002            11.0
Amortization of intangible assets                              10,576            9,196            15.0
Marketing                                                       9,939            7,993            24.4
Telecommunications                                              7,125            6,749             5.6
Printing and supplies                                           5,059            4,617             9.6
Legal and other professional services                           4,969            4,500            10.4
Franchise and other taxes                                       2,120            2,438           (13.0)
Other                                                          20,234            8,720           132.0
                                                             --------         --------

TOTAL NON-INTEREST EXPENSE                                   $234,090         $200,106            17.0%
                                                             ========         =======



 N.M. - Not Meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Huntington is a multi-state financial holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Ohio, Michigan, Florida, West Virginia, Indiana, and Kentucky. Huntington has a foreign office in each of the Cayman Islands and Hong Kong.

FORWARD-LOOKING STATEMENTS

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements about Huntington, including descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

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

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the first quarter of 2001 should be read in conjunction with the financial statements, notes, and other information contained in this document.

OVERVIEW

         Huntington reported net income of $67.9 million, or $.27 per share, for the first quarter of 2001 compared with $104.2 million, or $.42 per share, for the same period last year. Return on average assets (ROA) was .97% and return on average equity (ROE) was 11.53% for the quarter versus 1.45% and 18.99%, respectively, in the first quarter a year ago. Huntington's "cash basis" earnings per share (which excludes the effect of goodwill amortization) was $.30 for the quarter just ended, compared with $.44 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, were 1.11% and 12.86% for the first quarter of 2001, respectively.

         Total assets at March 31, 2001, were $28.4 billion, down slightly from the end of 2000. This trend reflects a decline in loan growth and a $459 million reduction in investment securities during the quarter as Huntington continued to sell low margin investment securities as part of its balance sheet repositioning efforts.

          Managed total loans, which include securitized loans, increased at an annualized rate of 6% during the first quarter versus 11% in the fourth quarter of 2000 and 8% in the first quarter of last year. The recent slowdown in the United States economy had a significant adverse impact on consumer loan growth, particularly in automobile lending and leasing. Indirect automobile loan and lease balances were unchanged from a quarter ago compared with annualized growth of 16% in the fourth quarter of 2000. Direct consumer loan growth declined from 18% in the fourth quarter of 2000 to 8% in the recent quarter. Within the direct category, home equity loan growth remained strong at 14% although it was negatively impacted by strong demand for first mortgage refinancing. Commercial and commercial real estate loan growth accelerated during the first quarter, from a 6% annualized rate in the fourth quarter of last year to 8% in the first quarter of 2001.

         Core deposits totaled $18.6 billion during the first quarter, up slightly from $18.4 billion in the same period last year. When combined with other core funding sources, core deposits provide 80% of Huntington's funding needs.

LINES OF BUSINESS

         Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. A fifth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Below is a brief description of each line of business and a discussion of the business segment results, which can be found in Note E to the unaudited consolidated financial statements.

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

         Retail Banking net income totaled $31.7 million for the first quarter of 2001 versus $35.7 million for the same period last year. Although total revenue was level with the year ago quarter, mortgage banking income improved 23% benefiting from the lower interest rate environment and electronic banking income increased 12%. These increases were offset by lower service charges as new lower fee deposit products were introduced to improve deposit retention rates. The provision for loan losses increased $3.3 million reflecting the recent increase in charge-offs experienced by Huntington and the banking industry in general. The $4.9 million increase in non-interest expense reflects the acquisition of Empire Banc Corporation (Empire) in June of 2000 and higher commissions. The Retail segment contributed 47% of Huntington's net income for the quarter and comprised 30% of its total loan portfolio and 89% of its core deposits.

                                CORPORATE BANKING

         Customers in this segment represent the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

         Corporate Banking reported net income of $26.0 million compared with $28.5 million for the first quarter of 2000. Revenues increased 12% as loan growth drove higher net interest income. Offsetting the revenue growth was a $6.9 million increase in the provision for loan losses due to higher charge-offs and a $5.6 million increase in non-interest expense. Corporate Banking contributed 38% of Huntington's net income for the quarter and comprised 36% of its total loan portfolio and 11% of its core deposits.

                                  DEALER SALES

         Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. The consumer activities comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

         Dealer Sales net income declined to $18.5 million compared with $21.2 million in last year's first quarter as improved net interest income was offset by higher loan loss provision. The $4.4 million increase in net interest income reflects improved loan and lease spreads versus a year ago as funding costs fell faster than loan and lease rates in the recent declining rate environment. The increase in the provision for loan losses reflects higher net charge-offs of 1.13% versus .80% in the first quarter of 2000. Premium expense of $1.5 million related to the purchase of residual value insurance contributed to the increase in non-interest expense. This insurance is discussed in more detail in the "Non-interest Expense" section of this report. Dealer Sales contributed 27% of Huntington's net income for the quarter and comprised 31% of its outstanding loans.

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

         PFG reported net income of $4.4 million versus $7.1 million in the comparable period last year. Strong fixed annuity sales and improved trust income contributed to the $6.9 million increase in non-interest income. Additionally, insurance income grew $4.7 million from last year's first quarter reflecting the impact of the acquisition of J. Rolfe Davis Insurance Agency, Inc. (JRD), in August of 2000. Related increases in sales commissions contributed to higher non-interest expense in addition to the impact of JRD. Non-interest expense for this segment also includes a $4.2 million reimbursement for a loss incurred by a Huntington sponsored mutual fund. The loss is described in the "Non-Interest Expense" section of this report. This segment represented 6% of Huntington's quarterly net income and 3% of total loans.

                                TREASURY / OTHER

         Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $3.6 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Amortization expense of intangible assets is also a significant component of Treasury/Other.

         This segment reported a net loss of $12.7 million for the quarter. Lower net interest income reflects the balance sheet repositioning mentioned earlier. As more fully discussed later, the sensitivity of net interest income to changing interest rates is down from previous periods, consistent with Huntington's goal of a more stable revenue base. Non-interest income includes securities gains of $2.1 million versus $24.7 million in last year's first quarter. The 2000 gains included gains of $32.2 million related to the sale of a portion of Huntington's investment in S1 Corporation common stock, offset by losses from the sale of lower yielding investment securities. The first quarter 2000 results also included a $10.2 million loss on automobile securitizations.

RESULTS OF OPERATIONS

NET INTEREST INCOME

         Net interest income for the three months ended March 31, 2001, was $243.1 million, up $2.4 million from the first quarter of last year and at its highest level since the fourth quarter of 1999. Compared with the immediately preceding quarter, net interest income increased $10.1 million, as the net interest margin expanded twenty-three basis points to 3.93%. Huntington was slightly liability sensitive at the end of last year and accordingly benefited from the 150 basis point decline in short-term interest rates during the first quarter. These rate changes accounted for $9.1 million of the increase in net interest income and thirteen basis points of the improvement in the margin versus the fourth quarter of 2000. Additionally, the aforementioned sale of low margin investment securities contributed another thirteen basis points to the margin in the quarter. Huntington's interest rate risk position is further discussed in the "Interest Rate Risk Management" section of this report.

PROVISION FOR LOAN LOSSES

         The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision for loan losses was $33.5 million for the first quarter, up from $15.7 million in the same period of 2000 primarily due to increased net charge-offs. Annualized net charge-offs for the current quarter increased to .55% from .35% for the first quarter of 2000 reflecting the negative impact of weakening economic conditions over the past twelve months on Huntington's loan customers. Net charge-offs are expected to be above the first quarter levels in the second quarter of 2001.

NON-INTEREST INCOME

         Non-interest income, excluding securities gains, increased 15% to $115.6 million for the recent three months compared with $100.9 million for the same period a year ago. The first quarter 2000 results included a $10.2 million loss from automobile loan securitizations as Huntington securitized lower-coupon loans as part of its balance sheet repositioning. Excluding securitizations, non-interest income increased 3% from last year's first quarter. All categories were up versus last year except for service charges, which declined 7% reflecting the introduction of new lower fee deposit products successfully designed to improve deposit retention rates. Categories showing improvement from a year ago were led by brokerage and insurance income, up 23% on strong fixed annuity sales and reflecting the acquisition of JRD. Additionally, mortgage banking income grew 18% due to strong mortgage loan demand in the recent declining interest rate environment, and electronic banking income increased 13% as a result of higher customer usage of Huntington's check card product.

NON-INTEREST EXPENSE

         Non-interest expense totaled $234.1 million in the first quarter versus $200.1 million in the first three months of 2000. Personnel and related costs accounted for $15.3 million of the increase primarily due to increased commission expense consistent with the growth in fee income and the impact of acquisitions completed last year. Other factors contributing to the increase in non-interest expense included a $4.2 million loss related to Pacific Gas & Electric (PG&E) commercial paper, $1.5 million of premium expense related to the purchase of automobile lease residual value insurance, and $1.7 million in expenses incurred in conjunction with the installation of Customer Relationship Management software.

         The $4.2 million PG&E loss relates to activities in The Huntington National Bank's Money Market Mutual Fund (the Fund). The Fund owned $30 million of PG&E commercial paper at the end of last year. During the first quarter, $15 million of the paper was sold with a $4.2 million loss incurred. Although the Fund could have absorbed the loss and still maintained the net asset value at $1.00 per share, Huntington reimbursed the Fund for the $4.2 million loss. The remaining paper is being held by Huntington at a cost basis of $15 million with a view to holding the paper until the economic and political ramifications of PG&E's April Chapter 11 bankruptcy filing become known. The $15 million of paper was put on non-accrual status during the second quarter of 2001.

         The $1.5 million premium expense reflects Huntington's decision, late in 2000, to insure the residual risk inherent in its $3.1 billion automobile lease portfolio. Accordingly, in the first quarter of 2001, Huntington purchased two residual value insurance policies, one for the existing portfolio, as of October 2000 and one for all new leases originated after that date. The insurance carrier is AA rated by Standard & Poor's and A+/XV by A.M. Best. Both policies cover the difference between the contractual residual value and the market value of the car at the end of the lease term, as evidenced by Black Book valuations. Both policies provide first dollar loss coverage, and the policy on the existing portfolio has a cap on insured losses of $120 million. Insured losses on new originations from October 2000 to March 1, 2002 have a cap of $50 million. Huntington remains liable for full term leases where the sales price is less than Black Book value for the amount of the difference between Black Book value and the sales price and has a $25 million reserve available to cover this risk.

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

         The results of Huntington's recent sensitivity analysis indicated that net interest income would increase .8% if rates declined 100 basis points from March 31, 2001 levels and would drop 1.0% if rates rose 100 basis points. If rates declined 200 basis points, Huntington would benefit 1.8%. If rates increased 200 basis points, net interest income would be expected to decline 2.0%, which is a meaningful reduction compared to year-end 2000 sensitivity of 3.0% to a 200 basis point increase. The decline in sensitivity during the recent quarter was primarily due to the previously mentioned sale of low margin fixed rate investment securities. These sales were part of management's effort to reduce sensitivity to interest rate changes and to stabilize Huntington's revenue base.

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

         Total NPAs were $124.9 million at March 31, 2001, compared with $105.4 million at December 31, 2000, and $92.2 million a year ago. As of the same dates, NPAs as a percent of total loans and other real estate were .60%, .51%, and .45%. As expected, NPAs have increased in 2001 as deteriorating economic conditions adversely impacted corporate borrowers. Recent increases in NPAs were seen from the construction, transportation, and manufacturing industries. The recent economic slowdown has adversly impacted the construction and transportation industries, with the latter hurt also by rising energy costs. Huntington expects further increases through the second quarter of 2001.
Loans past due ninety days or more but continuing to accrue interest increased to $102.7 million at March 31, 2001, versus $60.26 million last year.

         The ALL is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 11% at March 31, 2001, versus 19% one year ago.

         The ALL reserve ratio was 1.45% at both the recent quarter end and the end of the first quarter last year. As of March 31, 2001, the ALL covered non-performing loans approximately 2.7 times and when combined with the allowance for other real estate owned, was 239% of total nonperforming assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's average equity to average assets increased to 8.46% in the recent quarter from 7.62% in the same three months of last year. Excluding unrealized losses on securities available for sale and derivatives, tangible equity to assets was 6.01% at quarter end versus 5.49% a year ago.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.20%, total risk-based capital ratio was 10.33%, and the leverage ratio was 7.13%. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the second quarter of 2000, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes. During 2000, Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire and JRD. As of March 31, 2001, approximately 15.3 million shares remained available under the authorization. Huntington is continuing to review its capital management strategy and has not repurchased any shares since September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found on pages 18 and 19 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 2000.

--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL HIGHLIGHTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



FOR THE THREE MONTHS ENDED MARCH 31,                   2001           2000         % Change
--------------------------------------------         --------       --------       --------

NET INCOME .................................         $ 67,866       $104,173        (34.9)%

PER COMMON SHARE AMOUNTS(1)
     Net income
          Basic ............................         $   0.27       $   0.42        (35.7)
          Diluted ..........................         $   0.27       $   0.42        (35.7)

     Cash dividends declared ...............         $   0.20       $   0.18         11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(1)          251,510        249,139          1.0


KEY RATIOS
Return on:
     Average total assets ..................             0.97%          1.45%       (33.1)
     Average shareholders' equity ..........            11.53%         18.99%       (39.3)

Efficiency ratio ...........................            61.95%         53.93%        14.9

Average equity/average assets ..............             8.46%          7.62%        11.0
Net interest margin ........................             3.93%          3.78%         4.0


TANGIBLE OR "CASH BASIS" RATIOS(2)
Net Income Per Common Share -- Diluted(1) ..         $   0.30       $   0.44        (31.8)

Return on:
     Average total assets ..................             1.11%          1.57%       (29.3)
     Average shareholders' equity ..........            12.86%         20.17%       (36.2)



(1)   Adjusted for stock dividends and stock splits, as applicable.

(2) Tangible or "Cash Basis" net income excludes amortization of goodwill and other intangibles. Related asset amounts excluded from total assets and shareholders' equity.

--------------------------------------------------------------------------------
FINANCIAL REVIEW


SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                MARCH 31, 2001                       DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                   AMORTIZED                            Amortized
                                                     COST            FAIR VALUE            Cost            Fair Value
-----------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .......................         $    2,048         $    2,072         $    1,455         $    1,466
     1-5 years ..........................              2,006              2,140              2,007              2,110
     6-10 years .........................              6,411              7,382              6,407              6,706
     Over 10 years ......................                413                439                413                446
                                                  ----------         ----------         ----------         ----------
        Total ...........................             10,878             12,033             10,282             10,728
                                                  ----------         ----------         ----------         ----------
Federal agencies
     Mortgage-backed securities
     6-10 years .........................             21,765             22,291             22,757             22,987
     Over 10 years ......................          1,328,446          1,338,174          1,515,883          1,508,914
                                                  ----------         ----------         ----------         ----------
        Total ...........................          1,350,211          1,360,465          1,538,640          1,531,901
                                                  ----------         ----------         ----------         ----------
     Other agencies
     Under 1 year .......................                 --                 --             20,000             19,913
     1-5 years ..........................            875,818            880,597          1,029,073          1,017,230
     6-10 years .........................             78,164             78,453            146,376            144,313
     Over 10 years ......................            515,764            518,547            566,760            559,946
                                                  ----------         ----------         ----------         ----------
        Total ...........................          1,469,746          1,477,597          1,762,209          1,741,402
                                                  ----------         ----------         ----------         ----------
Total U.S. Treasury and Federal
                                                  ----------         ----------         ----------         ----------
        Agencies ........................          2,830,835          2,850,095          3,311,131          3,284,031
                                                  ----------         ----------         ----------         ----------
Other
     Under 1 year .......................             20,711             20,694             21,098             20,826
     1-5 years ..........................            218,538            220,735            215,978            217,453
     6-10 years .........................             84,792             84,484             88,872             87,415
     Over 10 years ......................            402,488            387,078            403,730            388,731
     Marketable equity securities .......             71,924             68,948             87,674             92,069
                                                  ----------         ----------         ----------         ----------
        Total ...........................            798,453            781,939            817,352            806,494
                                                  ----------         ----------         ----------         ----------
Total Securities Available for Sale .....         $3,629,288         $3,632,034         $4,128,483         $4,090,525
                                                  ==========         ==========         ==========         ==========

--------------------------------------------------------------------------------
FINANCIAL REVIEW


----------------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
----------------------------------------------------------------------------------------------------------------------------------

                                                       2001                                     2000
                                                     ---------        ------------------------------------------------------------
(in thousands of dollars)                               I Q             IV Q             III Q            II Q               I Q
------------------------------------------------     ---------        ---------        ---------        ---------        ---------

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD..     $ 297,880        $ 294,686        $ 296,891        $ 296,743        $ 299,309
Allowance of assets acquired/other .............            --               --               --            7,900               --
Loan losses ....................................       (35,649)         (32,929)         (29,499)         (22,810)         (25,607)
Recoveries of loans previously charged off .....         7,556            7,431            5,705            7,280            7,340
Allowance of securitized loans .................        (1,474)          (3,856)          (4,807)          (8,056)               0
Provision for loan losses ......................        33,464           32,548           26,396           15,834           15,701
                                                     ---------        ---------        ---------        ---------        ---------

ALLOWANCE FOR LOAN LOSSES END OF PERIOD ........     $ 301,777        $ 297,880        $ 294,686        $ 296,891        $ 296,743
                                                     =========        =========        =========        =========        =========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized ..................          0.55%            0.50%            0.46%            0.30%            0.35%
  Provision for loan losses--annualized ........          0.66%            0.63%            0.51%            0.31%            0.30%
Allowance for loan losses as a % of total loans.          1.45%            1.45%            1.45%            1.45%            1.45%
Net loan loss coverage (1) .....................          4.51X            5.48x            6.05x            9.68x            9.10x


(1) Income before taxes and the provision for loan losses to net loan losses.


---------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
---------------------------------------------------------------------------------------------------------------------------------

                                                         2001                                    2000
                                                       --------         --------------------------------------------------------
(in thousands of dollars)                                 I Q             IV Q            III Q           II Q             I Q
------------------------------------------------       --------         --------         -------         -------         -------

Non-accrual loans:
   Commercial ..................................       $ 62,716         $ 55,804         $44,918         $45,138         $44,404
   Real Estate
      Construction .............................          6,735            8,687           7,973           8,736           7,696
      Commercial ...............................         28,158           18,015          13,722          12,714          13,991
      Residential ..............................         11,949           10,174           8,588          11,548          10,892
                                                       --------         --------         -------         -------         -------
Total Nonaccrual Loans .........................        109,558           92,680          75,201          78,136          76,983
Renegotiated loans .............................          1,297            1,304           1,311           1,317           1,324
                                                       --------         --------         -------         -------         -------

TOTAL NON-PERFORMING LOANS .....................        110,855           93,984          76,512          79,453          78,307
Other real estate, net .........................         14,031           11,413          11,982          15,670          13,904
                                                       --------         --------         -------         -------         -------

TOTAL NON-PERFORMING ASSETS ....................       $124,886         $105,397         $88,494         $95,123         $92,211
                                                       ========         ========         =======         =======         =======

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS .............................           0.53%            0.46%           0.38%           0.39%           0.38%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE........           0.60%            0.51%           0.44%           0.46%           0.45%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS .........................         272.23%          316.95%         385.15%         373.67%         378.95%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS........         239.42%          279.16%         326.77%         306.89%         316.30%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE.........       $102,658         $ 80,306         $80,290         $62,775         $60,156
                                                       ========         ========         =======         =======         =======

-------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis (1)                                               1ST QUARTER 2001            4th Quarter 2000
                                                                           ---------------------      ----------------------
                                                                           AVERAGE       YIELD/        Average       Yield/
(in millions of dollars)                                                   BALANCE        RATE         Balance        Rate
-------------------------------------------------------------------        -------      --------      ---------     --------

ASSETS
Interest bearing deposits in banks ................................        $     5        5.05%        $      5        5.50%
Trading account securities ........................................             48        5.52               17        6.56
Federal funds sold and securities purchased under resale agreements            164        5.78               85        6.53
Loans held for sale ...............................................            240        7.19              129        7.74
Securities:
      Taxable .....................................................          3,606        6.72            4,410        6.31
      Tax exempt ..................................................            248        7.55              264        7.53
                                                                           -------                     --------
           Total Securities .......................................          3,854        6.77            4,674        6.38
                                                                           -------                     --------
Loans:
     Commercial ...................................................          6,678        8.19            6,543        8.65
     Real Estate
          Construction ............................................          1,263        8.31            1,306        8.87
          Commercial ..............................................          2,324        8.40            2,227        8.64
     Consumer
           Loans ..................................................          6,397        8.95            6,425        8.90
           Leases .................................................          3,082        6.90            3,049        6.92
           Residential Mortgage ...................................            960        7.91              940        7.94
                                                                           -------                     --------
           Total Consumer .........................................         10,439        8.25           10,414        8.24
                                                                           -------                     --------
Total Loans .......................................................         20,704        8.25           20,490        8.45
                                                                           -------                     --------
Allowance for loan losses .........................................            307                          302
                                                                           -------                     --------
Net loans (2) .....................................................         20,397        8.87           20,188        8.96
                                                                           -------                     --------
Total earning assets ..............................................         25,015        8.39%          25,400        8.47%
                                                                           -------                     --------
Cash and due from banks ...........................................            950                          960
All other assets ..................................................          2,579                        2,597
                                                                           -------                     --------
TOTAL ASSETS ......................................................        $28,237                     $ 28,655
                                                                           =======                     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ................................        $ 3,211                     $  3,308
     Interest bearing demand deposits .............................          4,597            %           4,496        3.62%
     Savings deposits .............................................          3,505        3.29            3,498        4.28
     Certificates of deposit ......................................          7,318        3.85            7,522        6.07
                                                                           -------                     --------
          Total core deposits .....................................         18,631        6.01           18,824        4.96
                                                                           -------                     --------
Other domestic time deposits ......................................            167        3.89              365        6.68
Foreign time deposits .............................................            267        6.37              322        6.37
                                                                           -------                     --------
     Total deposits ...............................................         19,065        5.45           19,511        5.02
                                                                           -------                     --------
Short-term borrowings .............................................          2,504        3.94            2,133        6.00
Medium-term notes .................................................          2,240        5.37            2,665        6.85
Subordinated notes and other long-term debt, ......................                                                    6.64
   including preferred capital securities .........................          1,171                        1,171        7.42
                                                                           -------                     --------
     Total interest bearing liabilities ...........................         21,769        6.81%          22,172        5.46%
                                                                           -------                     --------
All other liabilities .............................................            869        5.12              822
Shareholders' equity ..............................................          2,388                        2,353
                                                                           -------                     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................        $28,237                     $ 28,655
                                                                           =======                     ========

Net interest rate spread ..........................................                       3.27%                        3.01%
Impact of non-interest bearing funds on margin ....................                       0.66%                        0.69%
NET INTEREST MARGIN ...............................................                       3.93%                        3.70%


--------------

(1)  Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

--------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

                                3rd Quarter 2000           2nd Quarter 2000          1st Quarter 2000
                               -----------------           ----------------          ----------------
                               Average    Yield/           Average   Yield/          Average   Yield/
                               Balance     Rate            Balance    Rate           Balance    Rate
                               -------    ------           -------   ------          -------   ------

                                   $ 5     6.13%              $ 6     5.13%             $ 6     3.69%
                                    11     6.54                18     8.67               14     6.26
                                   136     6.43               105     6.10               23     6.11
                                    99     8.51                99     8.11              109     7.59

                                 4,273     6.33             4,067     6.20            4,515     6.14
                                   270     7.57               276     7.63              282     7.68
                             ----------                  ---------                 ---------
                                 4,543     6.40             4,343     6.29            4,797     6.23
                             ----------                  ---------                 ---------

                                 6,454     8.74             6,439     8.65            6,345     8.31

                                 1,283     8.88             1,254     8.72            1,238     8.38
                                 2,193     8.60             2,172     8.51            2,156     8.35

                                 6,392     8.82             6,530     8.38            6,837     8.29
                                 2,976     6.79             2,895     6.71            2,773     6.65
                                 1,325     7.64             1,473     7.62            1,449     7.54
                             ----------                  ---------                 ---------
                                10,693     8.11            10,898     7.83           11,059     7.78
                             ----------                  ---------                 ---------
                                20,623     8.41            20,763     8.21           20,798     8.04
                             ----------                  ---------                 ---------
                                   302                        302                       306
                             ----------                  ---------                 ---------
                                20,321     8.90            20,461     8.69           20,492     8.52
                             ----------                  ---------                 ---------
                                25,417     8.43%           25,334     8.27%          25,747     8.08%
                             ----------                  ---------                 ---------
                                   968                      1,046                     1,058
                                 2,615                      2,496                     2,454
                             ----------                  ---------                 ---------
                              $ 28,698                   $ 28,574                  $ 28,953
                             ==========                  =========                 =========


                               $ 3,425                    $ 3,485                   $ 3,466
                                 4,385     3.47%            4,228     3.32%           4,053     2.97%
                                 3,528     4.14             3,583     4.21            3,645     3.80
                                 7,450     5.94             7,247     5.64            7,271     5.44
                             ----------                  ---------                 ---------
                                18,788     4.82            18,543     4.65           18,435     4.37
                             ----------                  ---------                 ---------
                                   433     6.55               506     6.28              707     6.10
                                   561     6.63               626     6.66              649     5.65
                             ----------                  ---------                 ---------
                                19,782     4.93            19,675     4.78           19,791     4.50
                             ----------                  ---------                 ---------
                                 2,014     6.12             1,761     5.77            1,954     5.10
                                 2,592     6.81             3,042     6.46            3,283     6.18

                                 1,171     7.39             1,148     7.08            1,004     6.82
                             ----------                  ---------                 ---------
                                22,134     5.39%           22,141     5.21%          22,566     4.90%
                             ----------                  ---------                 ---------
                                   787                        743                       715
                                 2,352                      2,205                     2,206
                             ----------                  ---------                 ---------
                              $ 28,698                   $ 28,574                  $ 28,953
                             ==========                  =========                 =========

                                           3.04%                      3.06%                     3.18%
                                           0.70%                      0.66%                     0.60%
                                           3.74%                      3.72%                     3.78%

-------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA


                                                            2001                                   2000
                                                          --------        ---------------------------------------------------------
(in thousands of dollars, except per share amounts)         I Q             IV Q           III Q           II Q             I Q
--------------------------------------------------        --------        --------        --------        --------        --------

TOTAL INTEREST INCOME ............................        $517,975        $537,661        $535,791        $519,496        $515,557
TOTAL INTEREST EXPENSE ...........................         274,851         304,595         299,922         286,690         274,866
                                                          --------        --------        --------        --------        --------
NET INTEREST INCOME ..............................         243,124         233,066         235,869         232,806         240,691
Provision for loan losses ........................          33,464          32,548          26,396          15,834          15,701
                                                          --------        --------        --------        --------        --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ......................         209,660         200,518         209,473         216,972         224,990
                                                          --------        --------        --------        --------        --------
Service charges on deposit accounts ..............          38,907          39,248          39,722          40,097          41,660
Brokerage and insurance income ...................          18,768          17,078          15,564          13,945          15,284
Trust services ...................................          14,314          14,404          13,181          13,165          12,863
Electronic banking fees ..........................          11,098          11,546          11,238          11,250           9,849
Mortgage banking .................................          10,031          11,976           9,412           8,122           8,515
Bank Owned Life Insurance income .................           9,560          11,086           9,786           9,486           9,186
Other ............................................          12,968          24,366          11,370          19,485           3,574
                                                          --------        --------        --------        --------        --------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS         115,646         129,704         110,273         115,550         100,931
Securities gains .................................           2,078             845          11,379             114          24,763
                                                          --------        --------        --------        --------        --------
TOTAL NON-INTEREST INCOME ........................         117,724         130,549         121,652         115,664         125,694
                                                          --------        --------        --------        --------        --------
Personnel and related costs ......................         117,662         105,810         109,463         104,133         102,344
Equipment ........................................          19,972          20,811          18,983          18,863          19,412
Net occupancy ....................................          19,780          18,614          19,520          18,613          19,135
Outside data processing and other services .......          16,654          16,142          15,531          15,336          15,002
Amortization of intangible assets ................          10,576          10,494          10,311           9,206           9,196
Marketing ........................................           9,939          10,592           8,557           7,742           7,993
Telecommunications ...............................           7,125           6,524           6,480           6,472           6,749
Printing and supplies ............................           5,059           5,212           4,849           4,956           4,617
Legal and other professional services ............           4,969           6,785           4,719           4,815           4,500
Franchise and other taxes ........................           2,120           3,163           2,841           2,635           2,438
Other ............................................          20,234          19,703          12,331           5,305           8,720
                                                          --------        --------        --------        --------        --------
TOTAL NON-INTEREST EXPENSE BEFORE
   SPECIAL CHARGES ...............................         234,090         223,850         213,585         198,076         200,106
                                                          --------        --------        --------        --------        --------
Special charge ...................................              --              --          50,000              --              --
                                                          --------        --------        --------        --------        --------
TOTAL NON-INTEREST EXPENSES ......................         234,090         223,850         263,585         198,076         200,106
                                                          --------        --------        --------        --------        --------
INCOME BEFORE INCOME TAXES .......................          93,294         107,217          67,540         134,560         150,578
Provision for income taxes .......................          25,428          30,995          17,010          37,039          46,405
                                                          --------        --------        --------        --------        --------

NET INCOME .......................................        $ 67,866        $ 76,222        $ 50,530        $ 97,521        $104,173
                                                          ========        ========        ========        ========        ========

PER COMMON SHARE (1)
 Net income
     Diluted .....................................        $   0.27        $   0.30        $   0.20        $   0.40        $   0.42
     Diluted - Cash Basis ........................        $   0.30        $   0.33        $   0.23        $   0.42        $   0.44
 Cash Dividends Declared .........................        $   0.20        $   0.20        $   0.20        $   0.18        $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ..............................        $243,124        $233,066        $235,869        $232,806        $240,691
Tax Equivalent Adjustment (2) ....................           2,002           2,057           2,022           2,074           2,157
                                                          --------        --------        --------        --------        --------
Tax Equivalent Net Interest Income ...............        $245,126        $235,123        $237,891        $234,880        $242,848
                                                          ========        ========        ========        ========        ========


(1) Adjusted for stock dividends and stock splits, as applicable.

(2) Calculated assuming a 35% tax rate.

-------------------------------------------------------------------------------
STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND REGULATORY CAPITAL DATA



----------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
----------------------------------------------------------------------------------------------------------------
                                                 2001                              2000
                                              ----------    ----------------------------------------------------
                                                  I Q          IV Q          III Q         II Q           I Q
                                              ----------    ----------    ----------    ----------    ----------

High ....................................     $   18.000    $   16.375    $   18.813    $   21.307    $   21.818
Low .....................................         12.625        12.516        14.375        14.091        16.136
Close ...................................         14.250        16.188        14.688        14.375        20.341
Cash dividends declared..................     $     0.20    $     0.20    $     0.20    $     0.18    $     0.18


Note: Stock price quotations were obtained from Nasdaq.


------------------------------------------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS - AS A %                             2001                         2000
                                                  ----------    --------------------------------------------------
OF AVERAGE EARNING ASSETS (2)                        I Q          IV Q         III Q         II Q          I Q
-----------------------------------------         ----------    ----------    ---------    ----------    ---------

Interest Income .........................            8.39%         8.47%         8.43%         8.27%         8.08%
Interest Expense ........................            4.46%         4.77%         4.69%         4.55%         4.30%
                                                    -----         -----         -----         -----         -----
     Net Interest Margin ................            3.93%         3.70%         3.74%         3.72%         3.78%
                                                    =====         =====         =====         =====         =====

RETURN ON
Average total assets ....................            0.97%         1.06%         1.15%         1.37%         1.45%
Average total assets - cash basis .......            1.11%         1.19%         1.29%         1.49%         1.57%

Average shareholders' equity ............           11.53%        12.89%        14.04%        17.79%        18.99%
Average shareholders' equity - cash basis           12.86%        14.20%        15.33%        18.97%        20.17%

Efficiency Ratio ........................           61.95%        58.48%        58.38%        53.90%        53.93%

Effective tax rate ......................           27.26%        28.91%        25.19%        27.53%        30.82%



----------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
----------------------------------------------------------------------------------------------------------------
                                                  2001                         2000
                                                ----------    --------------------------------------------------
(in millions of dollars)                           I Q          IV Q         III Q         II Q          I Q
----------------------------------------------  ----------    ----------    ---------    ----------    ---------

Total Risk-Adjusted Assets ..............        $ 27,230      $ 26,880      $ 26,370      $ 25,900     $ 25,251

Tier 1 Risk-Based Capital Ratio..........            7.20%         7.19%         7.20%         7.40%        7.23%
Total Risk-Based Capital Ratio...........           10.33%        10.46%        10.64%        10.90%       10.90%
Tier 1 Leverage Ratio ...................            7.13%         6.93%         6.80%         6.89%        6.45%
Tangible Equity/Asset Ratio .............            6.01%         5.87%         5.73%         5.78%        5.49%



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

Item 2. Changes in securities and use of proceeds

                  (c)      Unregistered shares

                           In conjunction with Deferred Compensation Agreements associated with the January 6, 1998, acquisition by Huntington of Pollock and Pollock, an insurance agency headquartered in Cleveland, Ohio ("Pollock"), Huntington issued 43,920 unregistered shares of Huntington common stock, without par value, to five shareholders of Pollock and Pollock on February 1, 2001. This is in addition to the shares of common stock previously issued to these shareholders in prior periods in connection with the acquisition. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           4.       Instruments defining the Rights of Security
                                    Holders:

                                    Reference is made to Articles Fifth, Eighth and Tenth of Articles of Restatement of Charter, as amended and supplemented, previously filed as exhibit 3(i) to annual report on form 10-K for the year ended December 31, 1993 and exhibit 3(i)(c) to quarterly report on form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference. Also, reference is made to Rights Plan, dated February 22, 1990, previously filed as
                                    Exhibit 1 to Registration Statement on Form
                                    8-A, and incorporated herein by reference and to Amendment No. 1 to the Rights Agreement, dated as of August 16, 1995, previously filed as Exhibit 4(b) to Form 8-K filed with the Securities and Exchange Commission on August 28, 1995, and incorporated herein by reference. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

                           10.      Material contracts:

                             (q)* First Amendment to The Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors.

                             (r)*   2001 Stock and Long-Term Incentive
                                    Plan for Huntington Bancshares Incorporated.

                           99.      Earnings to Fixed Charges

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated January 18, 2001, was filed under report item numbers 5 and 7, concerning the election of Thomas E. Hoaglin as President and Chief Executive Officer of Huntington Bancshares Incorporated.

                           2. A report on Form 8-K, dated January 18, 2001, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 2000.


------------

   *    Denotes management contracts or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Huntington Bancshares Incorporated
                                   ----------------------------------
                                              (Registrant)




Date:    May 15, 2001              /s/ Richard A. Cheap
                                   -------------------------------
                                   Richard A. Cheap
                                   General Counsel and Secretary




Date:    May 15, 2001              /s/ Michael J. McMennamin
                                   -------------------------
                                   Michael J. McMennamin
                                   Vice Chairman, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)