Form 10-Q
period 2001-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2001-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED June 30, 2001


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


 Yes   X                No
     ======                =======



There were 251,109,948 shares of Registrant's without par value common stock outstanding on July 31, 2001.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            June 30, 2001 and 2000 and December 31, 2000                             3

            Consolidated Statements of Income -
            For the three and six months ended June 30, 2001 and 2000                4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the six months ended June 30, 2001 and 2000                          5

            Consolidated Statements of Cash Flows -
            For the six months ended June 30, 2001 and 2000                          6

            Notes to Unaudited Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                       14

Item 3.     Quantitative and Qualitative Disclosures about Market Risk              24


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a vote of Security Holders                     32

Item 6.     Exhibits and Reports on Form 8-K                                     33-34


 PART I.  FINANCIAL INFORMATION

 1. FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,       DECEMBER 31,         JUNE 30,
 (in thousands of dollars)                                           2001             2000               2000
-----------------------------------------------------------     --------------  --------------       ------------

ASSETS
Cash and due from banks ....................................     $    908,686      $  1,322,700      $  1,139,025
Interest bearing deposits in banks .........................            4,893             4,970             4,976
Trading account securities .................................            4,291             4,723            24,310
Federal funds sold and securities
     purchased under resale agreements .....................           59,725           133,183           137,203
Loans held for sale ........................................          376,671           155,104           100,900
Securities available for sale - at fair value ..............        3,190,686         4,090,525         4,357,699
Investment securities - fair value $15,159; $16,414;
     and $17,254, respectively .............................           14,978            16,336            17,609
Total Loans (1) ............................................       21,127,862        20,610,191        20,522,443
  Less allowance for loan losses ...........................          352,243           297,880           296,891
                                                                 ------------     ------------      -------------
Net loans ..................................................       20,775,619        20,312,311        20,225,552
                                                                 ------------     -------------     -------------
Bank owned life insurance ..................................          824,062           804,941           784,070
Premises and equipment .....................................          457,749           454,844           439,007
Customers' acceptance liability ............................           15,335            17,366            13,532
Accrued income and other assets ............................        1,315,455         1,282,374         1,340,480
                                                                 ------------    --------------     -------------
TOTAL ASSETS ...............................................     $ 27,948,150    $   28,599,377     $  28,584,363
                                                                 ============    ==============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Deposits (1) .........................................     $ 18,996,922      $ 19,777,245      $ 19,758,934
Short-term borrowings ......................................        2,585,773         9,987,759         1,720,611
Bank acceptances outstanding ...............................           15,335            17,366            13,532
Medium-term notes ..........................................        1,983,603         2,467,150         2,939,150
Subordinated notes and other long-term debt ................          890,371           870,976           870,756
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company ....          300,000           300,000           300,000
Accrued expenses and other liabilities .....................          822,624           812,834           714,726
                                                                 -----------     --------------     -------------
     Total Liabilities .....................................       25,594,628        26,233,330        26,317,709
                                                                 -----------     --------------     -------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding .......................              ---               ---               ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255,
          257,866,255, and 233,844,820 shares, respectively;
          outstanding 251,056,761, 250,859,470, and
          228,502,954 shares, respectively .................        2,490,682         2,493,645         2,253,224
     Less 6,809,494, 7,006,765, and 5,341,866
          treasury shares, respectively ....................         (125,095)         (129,432)         (122,245)
     Accumulated other comprehensive income ................           (8,388)           24,520)         (105,987)
     Retained earnings .....................................           (3,677)           26,354           241,662
                                                                  -----------    --------------     -------------
     Total Shareholders' Equity ............................        2,353,522         2,366,047         2,266,654
                                                                 ------------    --------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $ 27,948,150      $ 28,599,377      $ 28,584,363
                                                                 ============      ============      ============


(1) See page 12 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
 CONSOLIDATED STATEMENTS OF INCOME



                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                      ------------------------------------   ---------------------------------
 (in thousands of dollars, except per share amounts)        2001                  2000             2001             2000
----------------------------------------------------  ----------------   -----------------   --------------   ----------------
Interest and fee income
     Loans ........................................     $     434,697      $     448,597     $     881,482     $     888,243
     Securities ...................................            55,434             66,891           119,268           140,042
     Other ........................................             8,828              4,008            16,184             6,768
                                                        -------------      -------------     -------------     -------------
               TOTAL INTEREST INCOME ..............           498,959            519,496         1,016,934         1,035,053
                                                        -------------      -------------     -------------     -------------
Interest expense
     Deposits .....................................           170,288            192,213           355,369           374,862
     Short-term borrowings ........................            30,039             25,216            63,202            49,980
     Medium-term notes ............................            32,940             48,839            69,603            99,197
     Subordinated notes and other long-term debt ..            17,659             20,422            37,603            37,517
                                                        -------------      -------------     -------------     -------------
               TOTAL INTEREST EXPENSE .............           250,926            286,690           525,777           561,556
                                                        -------------      -------------     -------------     -------------

               NET INTEREST INCOME ................           248,033            232,806           491,157           473,497
Provision for loan losses .........................           117,495             15,834           150,959            31,535
                                                        -------------      -------------     -------------     -------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES           130,538            216,972           340,198           441,962
                                                        -------------      -------------     -------------     -------------

Total non-interest income (1) .....................           128,203            115,664           245,927           241,358
Total non-interest expense (1) ....................           267,293            198,076           501,383           398,182
                                                        -------------      -------------     -------------     -------------

               (LOSS) INCOME BEFORE INCOME TAXES ..            (8,552)           134,560            84,742           285,138
Provision for income taxes ........................           (10,929)            37,039            14,499            83,444
                                                        -------------      -------------     -------------     -------------

               NET INCOME .........................     $       2,377      $      97,521     $      70,243     $     201,694
                                                        =============      =============     =============     =============


 PER COMMON SHARE (2)
     Net income
          Basic ...................................     $        0.01      $        0.40     $        0.28     $        0.82
          Diluted .................................     $        0.01      $        0.40     $        0.28     $        0.82

     Cash dividends declared ......................     $        0.20      $        0.18     $        0.40     $        0.36

 AVERAGE COMMON SHARES (2)
          Basic ...................................       251,024,374        244,834,775       250,983,996       246,404,512
          Diluted .................................       251,447,651        245,651,908       251,479,136       247,431,449




(1)   See page 13 for detail on non-interest income and non-interest expense.
(2)   Adjusted for stock splits and stock dividends, as applicable.



 See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


-------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                ACCUMULATED
                                                       COMMON STOCK           TREASURY STOCK       OTHER
                                                ------------------------  -------------------- COMPREHENSIVE   RETAINED
                                                 SHARES        AMOUNT      SHARES    AMOUNT     INCOME (LOSS)  EARNINGS      TOTAL
----------------------------------------------------------   -----------  --------  ---------- --------------  ---------   ---------
Six Months Ended June 30, 2000:
  Balance, beginning of period                    233,845    $2,284,956    (4,957)  ($137,268)   ($94,093)   $128,761    $2,182,356
     Comprehensive Income:
         Net income                                                                                           201,694       201,694
         Unrealized net holding losses
            on securities available for sale
            arising during the period                                                             (11,894)                  (11,894)
                                                                                                                         -----------
               Total comprehensive income                                                                                   189,800
                                                                                                                         -----------
      Stock issued for acquisition                              (29,399)    6,480     160,060                               130,661
      Cash dividends declared                                                                                 (88,793)      (88,793)
      Stock options exercised                                    (2,333)       76       2,483                                   150
      Treasury shares purchased                                            (6,971)   (148,219)                             (148,219)
      Treasury shares sold to
         employee benefit plans                                                30         699                                   699
                                                ----------   -----------  --------  ---------- -----------   ---------   -----------
  Balance, end of period                          233,845    $2,253,224    (5,342)  ($122,245)  ($105,987)   $241,662    $2,266,654
                                                ==========   ===========  ========  ========== ===========   =========   ===========



SIX MONTHS ENDED JUNE 30, 2001:
  BALANCE, BEGINNING OF PERIOD                    257,866    $2,493,645    (7,007)  ($129,432)   ($24,520)    $26,354    $2,366,047
     COMPREHENSIVE INCOME:
         NET INCOME                                                                                            70,243        70,243
         CHANGE IN ACCOUNTING METHOD FOR
            DERIVATIVES                                                                            (9,113)                   (9,113)
         UNREALIZED NET HOLDING GAINS ON
            SECURITIES AVAILABLE FOR SALE
            ARISING DURING THE PERIOD                                                              19,893                    19,893
         UNREALIZED GAINS ON DERIVATIVES                                                            5,352                     5,352
                                                                                                                         -----------
               TOTAL COMPREHENSIVE INCOME                                                                                    86,375
                                                                                                                         -----------
      CASH DIVIDENDS DECLARED                                                                                (100,274)     (100,274)
      STOCK OPTIONS EXERCISED                                    (2,963)      154       3,626                                   663
      TREASURY SHARES SOLD TO
         EMPLOYEE BENEFIT PLANS                                                44         711                                   711
                                                ----------   -----------  --------  ---------- -----------   ---------   -----------
  BALANCE, END OF PERIOD                          257,866    $2,490,682    (6,809)  ($125,095)    ($8,388)    ($3,677)   $2,353,522
                                                ==========   ===========  ========  ========== ===========   =========   ===========



See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------
(in thousands of dollars)                                                     2001               2000
                                                                           -----------       -----------
OPERATING ACTIVITIES
      Net Income                                                             $    70,243      $   201,694
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Provision for loan losses                                        150,959           31,535
                Provision for depreciation and amortization                       51,237           56,204
                Deferred income tax expense                                       12,941           39,319
                Decrease (increase) in trading account securities                    432          (16,335)
                (Increase) decrease in mortgages held for sale                  (221,567)          40,823
                Losses (gains) on sales of securities available for sale             425          (24,877)
                (Gains) losses on sales/securitizations of loans                  (4,869)           4,118
                Decrease (increase) in accrued income receivable                  15,609          (11,529)
                Net increase in other assets                                     (71,749)         (82,411)
                (Decrease) increase in accrued expenses                          (39,413)          57,492
                Net increase (decrease) in other liabilities                       5,978          (16,247)
                Special Charge                                                    33,997              ---
                                                                             -----------      -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                  4,223          279,786
                                                                             -----------      -----------

INVESTING ACTIVITIES
      Decrease in interest bearing deposits in banks                                  77            1,582
      Proceeds from :
          Maturities and calls of investment securities                              990            1,140
          Maturities and calls of securities available for sale                  633,121          114,696
          Sales of securities available for sale                                 953,722          936,238
      Purchases of securities available for sale                                (634,687)         (73,961)
      Proceeds from sales/securitizations of loans                               303,240          984,041
      Net loan originations, excluding sales                                    (962,780)        (925,589)
      Proceeds from sale of premises and equipment                                   717            2,014
      Purchases of premises and equipment                                        (30,719)         (23,062)
      Proceeds from sales of other real estate                                     8,271            6,461
      Net cash received in purchase acquisition                                      ---           20,283
                                                                             -----------      -----------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                271,952        1,043,843
                                                                             -----------      -----------

FINANCING ACTIVITIES
      Decrease in total deposits                                                (779,650)        (462,232)
      Increase (decrease) in short-term borrowings                               598,014         (411,378)
      Proceeds from issuance of long-term debt                                       ---          150,000
      Maturity of long-term debt                                                  (8,000)             ---
      Proceeds from issuance of medium-term notes                                400,000          275,000
      Payment of medium-term notes                                              (875,000)        (590,000)
      Dividends paid on common stock                                            (100,385)         (90,302)
      Repurchases of common stock                                                    ---         (148,219)
      Proceeds from issuance of common stock                                       1,374              849
                                                                             -----------      -----------
                        NET CASH USED FOR FINANCING ACTIVITIES                  (763,647)      (1,276,282)
                                                                             -----------      -----------
                        CHANGE IN CASH AND CASH EQUIVALENTS                     (487,472)          47,347
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,455,883        1,228,881
                                                                             -----------      -----------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   968,411      $ 1,276,228
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


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                           ------------------------------   ------------------------------
(in thousands, except per share amounts)                      2001              2000            2001             2000
-------------------------------------------------------    ------------     -------------   -------------    -------------
Net Income                                                      $2,377           $97,521         $70,243         $201,694
                                                           ============     =============   =============    =============

Average common shares outstanding                              251,024           244,835         250,984          246,405
Dilutive effect of stock options                                   424               817             495            1,026
                                                           ------------     -------------   -------------    -------------
     Diluted common shares outstanding                         251,448           245,652         251,479          247,431
                                                           ============     =============   =============    =============

Earnings per share
     Basic                                                       $0.01             $0.40           $0.28            $0.82
     Diluted                                                     $0.01             $0.40           $0.28            $0.82


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


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                          ------------------------------    ------------------------------
(in thousands)                                                2001             2000             2001             2000
------------------------------------------------------    -------------    -------------    -------------    -------------
Change in accounting method for derivatives:
     Unrealized net losses                                     $   ---         $    ---         $(14,020)       $     ---
     Related tax benefit                                           ---              ---            4,907              ---
                                                          -------------    -------------    -------------    -------------
          Net                                                      ---              ---           (9,113)             ---
                                                          -------------    -------------    -------------    -------------

Unrealized holding (losses) gains on securities arising
during the period:
     Unrealized net (losses) gains                             (12,376)         (23,478)          30,405            6,640
     Related tax benefit (expense)                               4,353            8,123          (10,787)          (2,364)
                                                          -------------    -------------    -------------    -------------
          Net                                                   (8,023)         (15,355)          19,618            4,276
                                                          -------------    -------------    -------------    -------------

Unrealized holding gains on derivatives arising
during the period:
     Unrealized net gains                                        3,429              ---            8,234              ---
     Related tax expense                                        (1,200)             ---           (2,882)             ---
                                                          -------------    -------------    -------------    -------------
          Net                                                    2,229              ---            5,352              ---
                                                          -------------    -------------    -------------    -------------

Less: Reclassification adjustment for net (losses) gains
realized during the period:
     Realized net (losses) gains                                (2,503)             114             (425)          24,877
     Related tax benefit (expense)                                 876              (41)             150           (8,707)
                                                          -------------    -------------    -------------    -------------
          Net                                                   (1,627)              73             (275)          16,170
                                                          -------------    -------------    -------------    -------------

Total Other Comprehensive Income                               $(4,167)        $(15,428)         $16,132        $ (11,894)
                                                          =============    =============    =============    =============


Accumulated Other Comprehensive Income balances at June 30, 2001 are as follows:

                                                           UNREALIZED GAINS (LOSSES)        UNREALIZED LOSSES ON
(in thousands)                                               ON SECURITIES                      DERIVATIVES
------------------------------------------------------   -------------------------------    ---------------------------
Balance, December 31, 2000                                            $ (24,520)                        $    ---
Change in accounting method                                                 ---                           (9,113)
Current-period change                                                    19,893                            5,352
                                                                  --------------                    -------------
Balance, June 30, 2001                                                 $ (4,627)                        $ (3,761)
                                                                  ==============                    =============

E.       Lines of Business

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

         Listed below is certain financial information regarding Huntington's 2001 and 2000 results by line of business. For a detailed description of the individual segments, refer to Huntington's Management's Discussion and Analysis.


-------------------------------------------------------------------------------
                           THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------

                                                                                          Private
INCOME STATEMENT                        Retail         Corporate         Dealer          Financial       Treasury/       Huntington
(in thousands of dollars)               Banking         Banking           Sales            Group           Other       Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2001
Net Interest Income (FTE)                 $ 130,368      $ 69,074          $  58,383         $ 9,777       $(17,953)      $ 249,649
Provision for Loan Losses                    14,644        21,630             81,092             129            ---         117,495
Non-Interest income                          82,110        15,556              5,798          12,898         11,841         128,203
Non-Interest expense                        149,374        34,924             48,732          23,535         10,728         267,293
Income Taxes/FTE Adjustment                  16,961         9,827            (22,975)           (346)       (12,780)         (9,313)
                                    ----------------  ------------   ----------------   -------------   ------------  --------------
Net Income (Loss)                          $ 31,499      $ 18,249          $ (42,668)         $ (643)      $ (4,060)       $  2,377
                                    ================  ============   ================   =============   ============  ==============


BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  7,247       $ 7,558            $ 7,245           $ 730        $ 5,562        $ 28,342
Average Deposits                           $ 15,875       $ 2,122            $    91           $ 640        $   369        $ 19,097

------------------------------------------------------------------------------------------------------------------------------------
2000
Net Interest Income (FTE)                 $ 129,365      $ 67,599           $ 48,047         $ 8,686       $(18,817)      $ 234,880
Provision for Loan Losses                     5,766         2,004              7,490             574            ---          15,834
Non-Interest income                          68,321        12,011             10,326          16,766          8,240         115,664
Non-Interest expense                        138,571        25,930             13,157          16,376          4,042         198,076
Income Taxes/FTE Adjustment                  18,672        18,087             13,204           2,976        (13,826)         39,113
                                    ----------------  ------------   ----------------   -------------   ------------  --------------
Net income (Loss)                          $ 34,677      $ 33,589           $ 24,522         $ 5,526         $ (793)       $ 97,521
                                    ================  ============   ================   =============   ============  ==============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets                $  6,955       $ 7,068            $ 6,870           $ 581        $ 7,100        $ 28,574
Average Deposits                           $ 16,193       $ 1,601            $    80           $ 655        $ 1,146        $ 19,675


------------------------------------------------------------------------------
                            Six Months Ended June 30,
-------------------------------------------------------------------------------

                                                                                      Private
INCOME STATEMENT                       Retail        Corporate        Dealer         Financial      Treasury/       Huntington
(in thousands of dollars)             Banking         Banking          Sales           Group          Other       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
2001
Net Interest Income (FTE)              $ 261,798        $139,517       $ 112,739        $ 19,669       $(38,948)     $ 494,775
Provision for Loan Losses                 20,524          33,237          97,069             129            ---        150,959
Non-Interest income                      149,864          28,407           9,571          36,418         21,667        245,927
Non-Interest expense                     293,976          66,551          62,393          50,200         28,263        501,383
Income Taxes/FTE Adjustment               34,007          23,848         (13,003)          2,015        (28,750)        18,117
                                    -------------   -------------  --------------  --------------  -------------  -------------
Net Income (Loss)                       $ 63,155         $44,288       $ (24,149)        $ 3,743       $(16,794)      $ 70,243
                                    =============   =============  ==============  ==============  =============  =============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets             $  7,068         $ 7,495         $ 7,021           $ 716        $ 5,990       $ 28,290
Average Deposits                        $ 15,887         $ 2,124         $    86           $ 638        $   347       $ 19,082
-------------------------------------------------------------------------------------------------------------------------------

2000
Net Interest Income (FTE)              $ 259,599        $127,580        $ 97,973        $ 16,505       $(23,929)     $ 477,728
Provision for Loan Losses                  8,351           6,701          15,452           1,031            ---         31,535
Non-Interest income                      135,348          26,561          13,564          33,404         32,481        241,358
Non-Interest expense                     278,296          51,962          25,693          29,527         12,704        398,182
Income Taxes/FTE Adjustment               37,905          33,418          24,637           6,773        (15,058)        87,675
                                    -------------   -------------  --------------  --------------  -------------  -------------
Net income                              $ 70,395         $62,060        $ 45,755        $ 12,578        $10,906      $ 201,694
                                    =============   =============  ==============  ==============  =============  =============

BALANCE SHEET (in millions of dollars)

Average Identifiable Assets             $  6,951         $ 6,964         $ 6,995           $ 593        $ 7,262       $ 28,765
Average Deposits                        $ 16,337         $ 1,417         $    73           $ 649        $ 1,257       $ 19,733


F.       Derivatives

         Huntington adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. SFAS No. 133 requires that derivatives be recognized as either assets or liabilities in the balance sheet at their fair value. The accounting for gains or losses resulting from changes in fair value depends on the intended use of the derivative. For derivatives designated as hedges of changes in the fair value of recognized assets or liabilities, or unrecognized firm commitments, gains or losses on the derivative are recognized in earnings together with the offsetting losses or gains on the hedged items. This results in earnings only being impacted to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For derivatives used to hedge changes in cash flows associated with forecasted transactions, gains or losses on the effective portion of the derivatives are deferred, and reported as accumulated other comprehensive income (AOCI), a component of shareholders' equity, until the period in which the hedged transactions affect earnings. Changes in the fair value of derivative instruments not designated as hedges are recognized in earnings. The after-tax transition adjustment for the adoption of SFAS No. 133 was immaterial to net income and reduced AOCI by $9.1 million.

         The quantitative and qualitative disclosures related to derivatives presented in footnote F of Huntington's first quarter 2001 Form 10-Q did not materially change during the second quarter of 2001.


G.       Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.
         Huntington will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The majority of Huntington's goodwill and other intangible assets relate to its operations located in Florida. In July 2001, Huntington announced that it expects to sell its Florida operations before the end of 2001. The application of the nonamortization provisions of the Statement to the goodwill not impacted by the sale is expected to result in an increase in net income of $8.9 million ($.04 per share) per year. During 2002, Huntington will perform the first of the required impairment tests of the remaining goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on Huntington's earnings and financial position.

--------------------------------------------------------------------------------
 FINANCIAL REVIEW


-----------------------------------------------------------------------------------------------------------------------------------
 LOAN PORTFOLIO COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        June 30,              December 31,              June 30,
 (in thousands of dollars)                                               2001                     2000                    2000
----------------------------------------------------------------   ------------------      -------------------     ----------------

 Commercial (unearned income $1,196;  $1,538;  $1,958)..........         $ 6,753,809              $ 6,633,985          $ 6,552,186
 Real Estate
     Construction...............................................           1,335,208                1,318,899            1,277,718
     Commercial.................................................           2,304,603                2,253,477            2,186,768
 Consumer
     Loans (unearned income $3,521;  $4,150;  $4,933)...........           6,695,233                6,388,036            6,230,548
     Leases (unearned income $520,564;  $515,445;  $470,868)....           3,194,592                3,069,210            2,930,547
     Residential Mortgage.......................................             844,417                  946,584            1,344,676
                                                                   ------------------      -------------------     ----------------
      TOTAL LOANS...............................................        $ 21,127,862             $ 20,610,191         $ 20,522,443
                                                                   ==================      ===================     ================

-----------------------------------------------------------------------------------------------------------------------------------
 DEPOSIT COMPOSITION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        JUNE 30,              DECEMBER 31,             JUNE 30,
 (in thousands of dollars)                                               2001                     2000                   2000
----------------------------------------------------------------   ------------------      -------------------     ----------------
 Demand deposits
      Non-interest bearing......................................         $ 3,258,252              $ 3,480,876          $ 3,498,325
      Interest bearing..........................................           4,878,355                4,645,127            4,373,313
 Savings deposits...............................................           3,640,318                3,527,796            3,670,456
 Certificates of deposit
      Less than $100,000........................................           5,447,117                5,938,486            5,847,359
      $100,000 or more..........................................           1,262,827                1,520,547            1,547,303
                                                                   ------------------      -------------------     ----------------
      TOTAL CORE DEPOSITS.......................................          18,486,869               19,112,832           18,936,756
                                                                   ------------------      -------------------     ----------------
 Other domestic time deposits...................................             100,233                  256,106              416,693
 Foreign time deposits..........................................             409,820                  408,307              405,485
                                                                   ------------------      -------------------     ----------------

      TOTAL DEPOSITS............................................        $ 18,996,922             $ 19,777,245         $ 19,758,934
                                                                   ==================      ===================     ================

------------------------------------------------------------------------------
 FINANCIAL REVIEW


                       ANALYSIS OF NON-INTEREST INCOME
-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                                  -------------------------   PERCENT     -------------------------     PERCENT
 (in thousands of dollars)                           2001          2000       CHANGE        2001            2000         CHANGE
----------------------------------------------    ----------     ---------    ------      ----------      ---------     -------

Service charges on deposit accounts...........    $  40,673      $  40,097      1.4%       $  79,580      $  81,757      (2.7)%
Brokerage and insurance income................       19,388         13,945      39.0          38,156         29,229      30.5
Mortgage banking..............................       18,733          8,122     130.6          28,764         16,637      72.9
Trust services................................       15,178         13,165      15.3          29,492         26,028      13.3
Electronic banking fees.......................       12,217         11,250       8.6          23,315         21,099      10.5
Bank Owned Life Insurance income..............        9,561          9,486       0.8          19,121         18,672       2.4
Other.........................................       14,956         19,485     (23.2)         27,924         23,059      21.1
                                                  ---------      ---------     -----       ---------      ---------      ----
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
  (LOSSES) GAINS..............................      130,706        115,550      13.1         246,352        216,481      13.8
                                                  ---------      ---------     -----       ---------      ---------      ----
Securities (losses) gains.....................       (2,503)           114      N.M.            (425)        24,877      N.M.
                                                  ---------      ---------     -----       ---------      ---------      ----

TOTAL NON-INTEREST INCOME.....................    $ 128,203      $ 115,664      10.8%      $ 245,927      $ 241,358      1.9%
                                                  =========      =========      ====       =========      =========      ====




                        ANALYSIS OF NON-INTEREST EXPENSE
-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JUNE 30,                                 JUNE 30,
                                                  -------------------------   PERCENT     -------------------------     PERCENT
 (in thousands of dollars)                           2001          2000       CHANGE        2001            2000         CHANGE
----------------------------------------------    ----------     ---------    ------      ----------      ---------     -------
Personnel and related costs...................    $ 122,068      $ 104,133      17.2%      $ 239,730      $ 206,477      16.1%
Equipment.....................................       19,844         18,863       5.2          39,816         38,275       4.0
Net occupancy.................................       18,188         18,613      (2.3)         37,968         37,748       0.6
Outside data processing and other services....       17,671         15,336      15.2          34,325         30,338      13.1
Amortization of intangible assets.............       10,435          9,206      13.4          21,011         18,402      14.2
Marketing.....................................        7,852          7,742       1.4          17,791         15,735      13.1
Telecommunications............................        7,207          6,472      11.4          14,332         13,221       8.4
Legal and other professional services.........        6,763          4,815      40.5          11,732          9,315      26.0
Printing and supplies.........................        4,565          4,956      (7.9)          9,624          9,573       0.5
Franchise and other taxes.....................        2,246          2,635     (14.8)          4,366          5,073     (13.9)
Other.........................................       16,457          5,305     210.2          36,691         14,025     161.6
                                                  ---------      ---------     -----       ---------      ---------     -----
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
   CHARGE.....................................      233,296        198,076      17.8         467,386        398,182      17.4
Special charge................................       33,997            ---      N.M.          33,997            ---      N.M.
                                                  ---------      ---------     -----       ---------      ---------     -----
TOTAL NON-INTEREST EXPENSE....................    $ 267,293      $ 198,076      34.9%      $ 501,383      $ 398,182      25.9%
                                                  =========      =========     =====       =========      =========     =====



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

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, many of which are beyond Huntington's control, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, changes in business and economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies, including the recently announced comprehensive restructuring and strategic refocusing initiatives; successful integration of acquired businesses; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure.

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

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the second quarter of 2001 should be read in conjunction with the financial statements, notes, and other information contained in this document.

OVERVIEW

         Huntington reported net income of $2.4 million, or $.01 per share, for the second quarter and $70.2 million, or $.28 per share, for the first six months of 2001. In the same periods last year, net income totaled $97.5 million, or $.40 per share, and $201.7 million, or $.82 per share.

         The current quarter results include special charges related to Huntington's comprehensive restructuring and strategic refocus on its core Midwest markets announced July 12, 2001. This restructuring includes the intended sale of Huntington's Florida operations, the planned consolidation of forty-three branches in other states, and actions taken to strengthen Huntington's balance sheet described subsequently in this report. In conjunction with the restructuring, Huntington expects to record pre-tax restructuring and other charges of approximately $215 million ($140 million after-tax) to be taken in the second, third, and fourth quarters of 2001. The portion of the total pre-tax charge recorded in the second quarter of 2001 was $111.0 million ($72.1 million after tax).

         The following table reconciles Huntington's reported results to its operating results for the three and six month periods ending June 30, 2001:

(in thousands of dollars, except per share amonuts)

                                                        Three months ended June 30,
                                 ----------------------------------------------------------------------
                                                        2001                                  2000
                                 ----------------------------------------------------   ---------------
                                                    Restructuring
                                    Reported          and Other         Operating          Reported
                                    Earnings           Charges           Earnings          Earnings
                                 ----------------  ----------------   ---------------   ---------------
Net interest income                    $ 248,033          $    ---         $ 248,033         $ 232,806
Provision for loan losses                117,495            71,718            45,777            15,834
Non-interest income                      128,203            (5,250)          133,453           115,664
Non-interest expense                     267,293            33,997           233,296           198,076
                                 ----------------  ----------------   ---------------   ---------------
Pre-tax income                            (8,552)         (110,965)          102,413           134,560
Income taxes                             (10,929)          (38,838)           27,909            37,039
                                 ----------------  ----------------   ---------------   ---------------
Net income                               $ 2,377         $ (72,127)         $ 74,504          $ 97,521
                                 ================  ================   ===============   ===============

Net income per share                      $ 0.01           $ (0.29)           $ 0.30            $ 0.40

                                                           Six months ended June 30,
                                 ----------------------------------------------------------------------
                                                         2001                                   2000
                                 ----------------------------------------------------   ---------------
                                                    Restructuring
                                    Reported          and Other         Operating          Reported
                                    Earnings           Charges           Earnings          Earnings
                                 ----------------  ----------------   ---------------   ---------------
Net interest income                    $ 491,157         $     ---         $ 491,157         $ 473,497
Provision for loan losses                150,959            71,718            79,241            31,535
Non-interest income                      245,927            (5,250)          251,177           241,358
Non-interest expense                     501,383            33,997           467,386           398,182
                                 ----------------  ----------------   ---------------   ---------------
Pre-tax income                            84,742          (110,965)          195,707           285,138
Income taxes                              14,499           (38,838)           53,337            83,444
                                 ----------------  ----------------   ---------------   ---------------
Net income                              $ 70,243         $ (72,127)        $ 142,370         $ 201,694
                                 ================  ================   ===============   ===============

Net income per share                      $ 0.28           $ (0.29)           $ 0.57            $ 0.82

         The second quarter charges consisted of the following (pre-tax):

         Provision for Loan Losses:

                  - $25.8 million to recognize the estimated increased losses resulting from Huntington's decision to exit certain lending businesses. These businesses consist of sub-prime automobile lending and truck and equipment leasing.

                  - $23.3 million to charge-off delinquent consumer and small business loans more than 120 days past due reflecting a more conservative interpretation of regulatory guidelines for charge-offs.

                  - $17.6 million to increase reserves for consumer bankruptcies.

                  -        $5.0 million to increase commercial loan reserves.

          Non-interest Income:

                  - $5.3 million loss included in securities gains and losses related to the sale of the $15 million in Pacific Gas & Electric (PG&E) commercial paper acquired from the Huntington National Bank's Money Market Mutual Fund.


          Non-interest Expense (Special charge component):

                  - $20.0 million charge to increase the reserve for auto lease residual values.

                  - $12.0 million charge to write-down the value of assets representing Huntington's retained interest in automobile loans securitized in 2000. Credit losses on these loans have increased beyond the levels anticipated when the retained interest assets were recorded.

                  -        $2.0 million in other charges.

         Excluding the restructuring and other charges, earnings per share for the second quarter and first six months of 2001 were $.30 and $.57, respectively. On this same basis, Huntington's return on average assets (ROA) was 1.05% and 1.01% in the recent three and six-month periods and its return on average equity (ROE) was 12.43% and 11.98%.

         Huntington's "cash basis" earnings per share (which excludes the effect of amortization of goodwill as well as restructuring and other charges) was $.33 for the quarter just ended, compared with $.42 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, were 1.19% and 13.72% for the second quarter of 2001, respectively. For the first six months of the year, cash basis ROA and ROE were 1.15% and 13.29%, respectively.

         Total assets at June 30, 2001, were $27.9 billion, down 2% from the end of 2000. This trend reflects the sale of $107 million in residential mortgages during the second quarter, and the sale of $900 million in investment securities during the first half of 2000 as Huntington continued to sell low margin investment securities as part of its balance sheet repositioning efforts.

          Managed total loans, which include securitized loans, increased at an annualized rate of 5% versus the first quarter of this year and 7% versus the second quarter of 2000. The growth rate in the current quarter is down from increases of 8-9% during the second half of 2000. The recent slowdown in the United States economy continues to have a significant adverse impact on consumer loan growth. Indirect automobile loan and leases increased 6% from a quarter ago compared with a 12% growth rate in the second quarter of last year. Although down from the 26% growth rate in the second quarter of 2000, home equity loan growth remained strong at 16%. Commercial loan growth slowed to 4% versus 9% in the first quarter of this year.

         Core deposits totaled $18.6 billion during the second quarter, relatively unchanged from the prior quarter and the same period last year. When combined with other core funding sources, core deposits provide 80% of Huntington's funding needs.

RESULTS OF OPERATIONS

This discussion addresses earnings on an operating basis.

NET INTEREST INCOME

         Net interest income for the three and six months ended June 30, 2001 was $248.0 million and $491.2 million, respectively. Compared with the immediately preceding quarter, net interest income increased $4.9 million, as the net interest margin expanded four basis points to 3.97%. Almost all of the increase related to increased loan fees primarily from automobile loans and leases as volume picked up from the first quarter level. Compared with the same periods of 2000, net interest income increased $15.2 million in the second quarter and was up $17.7 million on a year-to-date basis. The net interest margin also increased 25 basis points compared to last year's second quarter. Huntington was slightly liability sensitive at the end of 2000 and accordingly benefited from the decline in short-term rates during the first half of this year. Additionally, the aforementioned sale of low margin investment securities contributed to the increase in the net interest margin versus a year ago. Huntington's interest rate risk position is further discussed in the "Interest Rate Risk Management" section of this report.

PROVISION FOR LOAN LOSSES

                  The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. On an operating basis, the provision for loan losses was $45.8 million for the second quarter and $79.2 million for the first six months of 2001, representing significant increases versus to same periods of 2000 due to increased charge-offs. On the same basis, annualized net charge-offs for the current quarter increased to .73% from .55% for the first quarter 2001 and .30% for the second quarter one year ago. Charge-offs increased in both the commercial and consumer loan portfolios and reflects the negative impacts of weakening economic conditions over the past year on Huntington's loan customers. Commercial charge-offs increased to .67% in the recent quarter versus .41% in the immediately preceding quarter and .15% in the same period last year. Consumer charge-offs also increased significantly to .95% in the second quarter, up 17 basis points from the first quarter and twice the level in the second quarter of 2000. The increases were primarily due to higher indirect automobile loan and lease losses. A lower quality origination mix in the fourth quarter of 1999 through the second quarter of 2000, the economic slowdown, and an increase in the average loss per vehicle due to lower used car prices all contributed to the unfavorable trend.

NON-INTEREST INCOME

         Non-interest income, excluding securities gains, totaled $130.7 million for the recent three months and $246.4 million for the first half of 2001 representing increases of 13% and 14%, respectively, compared with the same periods a year ago. All categories except the "other" component of non-interest income were up during the recent quarter versus the second quarter of 2000. Categories showing improvement were led by mortgage banking income, up 131% due to strong mortgage origination volume in the prevailing lower interest rate environment. Mortgage banking results for the quarter just ended also included a $2.0 million gain on the sale of $107 million of portfolio loans. Additionally, brokerage and insurance income increased 39% on strong fixed annuity sales and reflecting the acquisition of J. Rolfe Davis Insurance Agency, Inc. (JRD). Trust income also improved 15% indicative of increased revenue from Huntington's proprietary mutual funds as five new funds were added in addition to price increases. The reduction in the "other" component of non-interest income reflects lower securitization activity.

NON-INTEREST EXPENSE

         Non-interest expense, excluding restructuring and other charges, totaled $233.3 million in the second quarter versus $198.1 million in the second three months of 2000. For the first six months, non-interest expense increased 17%. The increase in second quarter expenses from a year ago was due to several factors, including accrual adjustments made in 2000 totaling $9.8 million that resulted in an unusually low expense base in the second quarter of last year. The remaining increase was primarily due to higher sales commissions consistent with the growth in fee income and other personnel related costs. Additionally, premiums paid for insurance on Huntington's auto lease residual values and the impact of purchase acquisitions also drove expenses higher in the recent quarter. While some progress has been made in reducing costs, as evidenced by the efficiency ratio dropping from 62% in the first quarter to 58.6% in the recent period, Huntington recognizes the need for further improvements in its cost structure. Management expects the benefits associated with its previously announced non-interest expense program to positively impact the second half of this year results.

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

         Retail Banking net income was $31.5 million and $63.2 million for the second quarter and the first six months of 2001, respectively. These results include special charge related provision for loan losses of $5.7 million pre-tax. Excluding special charges, net income was $35.4 million during the second quarter of 2001, up slightly from the same period last year. The 21% increase in non-interest income from the year ago second quarter reflects a $9.9 million increase in mortgage banking income, which benefited from the lower interest rate environment. Non-interest expense increased $10.4 million due to higher commissions consistent with the increased mortgage fee income and increases in other personnel related costs. The retail segment contributed 48% of Huntington's net operating income (net income excluding the restructuring and other charges) for the quarter and comprised 30% of its total loan portfolio and 11% of its core deposits.

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

         Corporate Banking reported net income of $18.2 million and $44.3 million for the second quarter and the first six months of 2001, respectively. These results include special charge related provision for loan losses of $5.0 million. Excluding special charges, net income was $21.5 million during the second quarter of 2001, down $12.1 million from the same period last year. On this same basis, revenues increased 6% as loan growth drove higher net interest income. Offsetting the revenue growth was a $14.6 million increase (excluding the $5.0 million special charge) in the provision for loan losses due to higher charge-offs. Non-interest expense also increased $9.0 million. Corporate Banking contributed 29% of Huntington's net operating income for the quarter and comprised 36% of its total loan portfolio and 11% of its core deposits.

DEALER SALES

         Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. The consumer activities comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

         Dealer Sales reported net losses of $42.7 million for the recent quarter and $24.1 million for the first six months of the year. Special pre-tax charges totaling $93.0 million ($60.5 million after-tax) are included in these results. The pre-tax charges include $61.0 million in the provision for loan losses related to exiting the sub-prime automobile and truck and equipment lending businesses ($25.8 million), the charge-off of 120 day delinquent loans ($19.6 million), and reserves for increased bankruptcies ($15.6 million). Pre-tax charges totaling $32.0 million are also included in non-interest expense. The charges include $20.0 million to increase reserves for lease residual values and $12.0 million to write-down securitization related assets. The special charges are described in more detail in the "Overview" section of this report. On an operating basis, Dealer Sales earnings were $17.8 million for the second quarter, down $6.7 million from the second quarter of 2001. The $10.3 million increase in net interest income reflects loan growth and wider loan and lease spreads as funding costs have fallen faster than loan and lease rates in the recent declining rate environment. Excluding the special charge items, the provision for loan losses increased $12.6 million from the year ago second quarter as net charge-offs increased to 1.43% of average loans versus .66% in the second quarter of 2000. The lower non-interest income reflects a reduction in securitization activity. The increase in expenses primarily reflects premiums paid for insurance on Huntington's auto lease residual values. Dealer Sales contributed 24% of Huntington's net operating income for the quarter and comprised 31% of its outstanding loans.

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

         PFG reported a net loss of $.6 million for the quarter just ended, and net income of $3.7 million for the first six months of 2001. These results include the $5.3 million loss on the sale of PG&E commercial paper included in the restructuring and other charges recorded in the second quarter. On an operating basis, earnings were $2.8 million for the recent quarter. Increases in fee income (excluding the $5.3 million charge) and expenses primarily reflect the impact of the acquisition of JRD, in August of 2000. This segment represented 4% of Huntington's quarterly net operating income and 3% of total loans.

TREASURY / OTHER

         Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $3.2 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Amortization expense of intangible assets is also a significant component of Treasury/Other.

         This segment's results were a net loss of $4.1 million and $16.8 million in the recent three and six month periods. Lower net interest income reflects the balance sheet repositioning mentioned earlier. As more fully discussed later, the sensitivity of net interest income to changing interest rates is down from previous periods, consistent with Huntington's goal of a more stable revenue base. Non-interest income for six months includes securities gains of $4.8 million versus $24.9 million in last year's second quarter. The 2000 gains included gains of $32.2 million related to the sale of a portion of Huntington's investment in S1 Corporation common stock, offset by losses from the sale of lower yielding investment securities. The first six months of 2000 results also included a $10.2 million loss on automobile securitizations.


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

         The results of Huntington's recent sensitivity analysis indicated that net interest income would increase .3% if rates gradually declined 100 basis points from June 30, 2001 levels and would drop .5% if rates rose 100 basis points. If rates declined 200 basis points, Huntington would benefit .8%. If rates increased 200 basis points, net interest income would be expected to decline 1.1%, versus the year-end 2000 sensitivity of 3.0% to a 200 basis point increase. The decline in sensitivity over the past year was primarily due to the previously mentioned sales of low margin fixed rate investment securities. These sales were part of management's effort to restructure the balance sheet and reduce sensitivity to interest rate changes stabilizing Huntington's revenue base.

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

         Total NPAs were $166.0 million at June 30, 2001, compared with $124.9 million at March 31, 2001, and $95.1 million a year ago. As of the same dates, NPAs as a percent of total loans and other real estate were .79%, .60%, and
 .46%. The increase in the recent quarter was due in large part to two credits, $16 million related to an assisted living/healthcare operation and $14 million to a retailer of farm and agricultural equipment.

         Loans past due ninety days or more but continuing to accrue interest declined to $67.1 million at June 30, 2001, from $102.7 million at March 31, 2001. This represented .32% and .49% of total loans, respectively. Approximately ten basis points of this decline were attributable to the acceleration of charge-offs in the consumer portfolio taken as part of the special charge as mentioned previously.

         The ALL is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 11% at June 30, 2001, versus 17% one year ago.

         The ALL reserve ratio was 1.67% at the recent quarter end versus 1.45% at the most recent year-end and second quarter of last year. As of June 30, 2001, the ALL covered non-performing loans approximately 2.3 times and when combined with the allowance for other real estate owned, was 211% of total nonperforming assets.

CAPITAL

         Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington's average equity to average assets increased to 8.48% in the recent quarter from 7.72% in the same three months of last year. Excluding unrealized losses on securities available for sale and derivatives, tangible equity to assets was 5.97% at quarter end versus 5.78% a year ago.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 7.01%, total risk-based capital ratio was 10.20%, and the leverage ratio was 6.96%. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the second quarter of 2000, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes. During 2000, Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire and JRD. As of June 30, 2001, approximately 15.3 million shares remained available under the authorization. Huntington has not repurchased any shares since September 30, 2000.

         Huntington's comprehensive restructuring announced July 12, 2001 included several actions to strengthen Huntington's capital position. The sale of the Florida operations is expected to free up significant capital, which Huntington expects to use to increase its capital position to a minimum tangible equity to asset ratio of 6.5%, to repurchase shares, and for other corporate purposes. Huntington also will reduce the cash dividend by 20% to bring its payout ratio more in line with industry peers. In addition to these announcements, Huntington will not declare a stock dividend in 2001 as it has done historically.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found on pages 21 and 22 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 2000.

------------------------------------------------------------------------------
FINANCIAL REVIEW


SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    JUNE 30, 2001                          DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                      AMORTIZED                            AMORTIZED
                                                        COST             FAIR VALUE           COST                 FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
U.S. TREASURY
     Under 1 year.........................                 $ 2,553            $ 2,580           $ 1,455                 $ 1,466
     1-5 years ...........................                   1,504              1,611             2,007                   2,110
     6-10 years...........................                   6,414              6,656             6,407                   6,706
     Over 10 years........................                     413                424               413                     446
                                                   ----------------    ---------------   ---------------         ---------------
        Total.............................                  10,884             11,271            10,282                  10,728
                                                   ----------------    ---------------   ---------------         ---------------
Federal agencies
     Mortgage-backed securities
     1-5 years...........................                   39,217             38,997               ---                     ---
     6-10 years..........................                   33,994             34,486            22,757                  22,987
     Over 10 years.......................                  934,600            936,381         1,515,883               1,508,914
                                                   ----------------    ---------------   ---------------         ---------------
        Total                                            1,007,811          1,009,864         1,538,640               1,531,901
                                                   ----------------    ---------------   ---------------         ---------------
Other agencies
     Under 1 year........................                      ---                ---            20,000                  19,913
     1-5 years...........................                  951,043            952,111         1,029,073               1,017,230
     6-10 years..........................                   76,209             75,870           146,376                 144,313
     Over 10 years.......................                  498,949            500,701           566,760                 559,946
                                                   ----------------    ---------------   ---------------         ---------------
        Total............................                1,526,201          1,528,682         1,762,209               1,741,402
                                                   ----------------    ---------------   ---------------         ---------------
Total U.S. Treasury and Federal
        Agencies                                         2,534,012          2,538,546         3,311,131               3,284,031
                                                   ----------------    ---------------   ---------------         ---------------
Other
     Under 1 year........................                   12,795             12,840            21,098                  20,826
     1-5 years...........................                  182,976            184,156           215,978                 217,453
     6-10 years..........................                   46,043             45,008            88,872                  87,415
     Over 10 years.......................                  355,245            348,830           403,730                 388,731
     Marketable equity securities........                   55,858             50,035            87,674                  92,069
                                                   ----------------    ---------------   ---------------         ---------------
        Total                                              652,917            640,869           817,352                 806,494
                                                   ----------------    ---------------   ---------------         ---------------
Total Securities Available for Sale......              $ 3,197,813        $ 3,190,686       $ 4,128,483             $ 4,090,525
                                                   ================    ===============   ===============         ===============

CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)


----------------------------------------        --------------  -------------        --------------
FOR THE THREE MONTHS ENDED JUNE 30,                  2001           2000               % Change
----------------------------------------        --------------  -------------        --------------
NET INCOME(1) ..........................       $    74,504       $    97,521            (23.6)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ..........................     $      0.30       $      0.40            (25.0)
          Diluted ........................     $      0.30       $      0.40            (25.0)
     Cash dividends declared .............     $      0.20       $      0.18             11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2)       251,448           245,652              2.4

KEY RATIOS
Return on:
     Average total assets ................            1.12%             1.37%           (18.2)
     Average shareholders' equity ........           13.15%            17.79%           (26.1)
Efficiency ratio .........................           58.59%            53.90%             8.7
Average equity/average assets ............            8.48%             7.72%             9.8
Net interest margin ......................            3.97%             3.72%             6.7

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2)      $      0.33       $      0.42            (21.4)
Return on:
     Average total assets ................            1.19%             1.49%           (20.1)
     Average shareholders' equity ........           13.72%            18.97%           (27.7)


----------------------------------------        --------------  -------------        --------------
FOR THE SIX MONTHS ENDED JUNE 30,                  2001           2000                 % Change
----------------------------------------        --------------  -------------        --------------
NET INCOME(1) ...........................      $   142,370       $   201,694            (29.4)%
PER COMMON SHARE AMOUNTS(2)
 Net income
          Basic ..........................     $      0.57       $      0.82            (30.5)
          Diluted ........................     $      0.57       $      0.82            (30.5)
     Cash dividends declared .............     $      0.40       $      0.36             11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2)       251,479           247,431              1.6

KEY RATIOS
Return on:
     Average total assets ................            1.01%             1.41%           (28.4)
     Average shareholders' equity ........           11.98%            18.39%           (34.9)
Efficiency ratio .........................           60.23%            53.91%            11.7
Average equity/average assets ............            8.47%             7.67%            10.4
Net interest margin ......................            3.96%             3.75%             5.6

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2)      $      0.63       $      0.87            (27.6)
Return on:
     Average total assets ................            1.15%             1.53%           (24.8)
     Average shareholders' equity ........           13.29%            19.57%           (32.1)

(1) Income component excludes the after-tax impact of $72,127 of Restructuring and Other Charges.
(2)      Adjusted for stock splits and stock dividends, as applicable.
(3) Tangible or "Cash Basis" net income excludes amortization of goodwill. Related asset amount excluded from total assets and shareholders' equity.

Financial Review

------------------------------------------------------------------------------------------------------------------------
LOAN LOSS EXPERIENCE
------------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
(in thousands of dollars)                                            JUNE 30,                       JUNE 30,
                                                            -------------------------       -------------------------
                                                                2001           2000            2001           2000
                                                            ---------       ---------       ---------       ---------
                                                                (1)                             (1)
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ........     $ 301,777       $ 296,743       $ 297,880       $ 299,309
  Allowance of assets acquired/other ..................          ---            7,900            ---            7,900
  Loan losses .........................................       (75,472)        (22,810)       (111,121)        (48,417)
  Recoveries of loans previously charged off ..........        10,007           7,280          17,563          14,620
  Allowance of securitized loans ......................        (1,564)         (8,056)         (3,038)         (8,056)
  Provision for loan losses ...........................       117,495          15,834         150,959          31,535
                                                            ---------       ---------       ---------       ---------
ALLOWANCE FOR LOAN LOSSES, END OF PERIOD ..............     $ 352,243       $ 296,891       $ 352,243       $ 296,891
                                                            =========       =========       =========       =========


AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized .........................         1.25%           0.30%           0.90%           0.33%
  Net loan losses--annualized excluding special charges         0.73%           0.30%           0.64%           0.33%
  Provision for loan losses--annualized ...............         2.24%           0.31%           1.46%           0.31%
  Allowance for loan losses as a % of total sales .....         1.67%           1.45%           1.67%           1.45%
  Net loan loss coverage (2) ..........................         2.26x           9.68x           2.94x           9.37x

 (1) Including Restructuring and Other Charges unless otherwise indicated.
 (2) Income or loss before taxes (excluding significant items) and the provision for loan losses to net loan losses.

-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  2001                                            2000
                                                     -------------------------------   -------------------------------------------
(in thousands of dollars)                                 II Q             I Q              IV Q            III Q          II Q
---------------------------------------------------  ---------------   -------------   -------------    -----------    -----------
Non-accrual loans:
   Commercial .....................................     $ 116,044       $  62,716       $  55,804       $  44,918       $  45,138
   Real Estate
      Construction ................................         4,572           6,735           8,687           7,973           8,736
      Commercial ..................................        22,298          28,158          18,015          13,722          12,714
      Residential .................................        11,868          11,949          10,174           8,588          11,548
                                                        ---------       ---------       ---------       ---------       ---------
Total Nonaccrual Loans ............................       154,782         109,558          92,680          75,201          78,136
Renegotiated loans ................................         1,290           1,297           1,304           1,311           1,317
                                                        ---------       ---------       ---------       ---------       ---------
TOTAL NON-PERFORMING LOANS ........................       156,072         110,855          93,984          76,512          79,453
Other real estate, net ............................         9,913          14,031          11,413          11,982          15,670
                                                        ---------       ---------       ---------       ---------       ---------
TOTAL NON-PERFORMING ASSETS .......................     $ 165,985       $ 124,886       $ 105,397       $  88,494       $  95,123
                                                        =========       =========       =========       =========       =========

NON-PERFORMING LOANS AS A
  % OF TOTAL LOANS ................................          0.74%           0.53%           0.46%           0.38%           0.39%
NON-PERFORMING ASSETS AS A
  % OF TOTAL LOANS AND OTHER REAL ESTATE ..........          0.79%           0.60%           0.51%           0.44%           0.46%
ALLOWANCE FOR LOAN LOSES AS A % OF
  NON-PERFORMING LOANS ............................        225.69%         272.23%         316.95%         385.15%         373.67%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
  ESTATE AS A % OF NON-PERFORMING ASSETS ..........        211.20%         239.42%         279.16%         326.77%         306.89%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE ...........     $  67,077       $ 102,658       $  80,306       $  80,290       $  62,775
                                                        =========       =========       =========       =========       =========

                                                                         27

------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)
------------------------------------------------------------------

Fully Tax Equivalent Basis (1)                                      2ND QUARTER 2001                  1ST QUARTER 2001
                                                               ----------------------------      -----------------------------
                                                                 AVERAGE        YIELD/             AVERAGE         YIELD/
(in millions of dollars)                                         BALANCE         RATE              BALANCE          RATE
---------------------------------------------------------      -------------    -----------      -------------     -----------
ASSETS
Interest bearing deposits in banks....................          $         5        5.09 %         $         5        5.24 %
Trading account securities............................                   39        5.15                    48        5.52
Federal funds sold and securities purchased under
   resale agreements..................................                   93        4.21                   164        5.78
Loans held for sale...................................                  420        6.96                   240        7.19
Securities: (3)
      Taxable.........................................                3,368        6.26                 3,606        6.72
      Tax exempt......................................                  201        7.26                   248        7.55
                                                               -------------                     -------------
           Total Securities...........................                3,569        6.32                 3,854        6.77
                                                               -------------                     -------------
Loans:
     Commercial.......................................                6,741        7.44                 6,678        8.19
     Real Estate
          Construction................................                1,303        7.43                 1,263        8.31
          Commercial..................................                2,294        7.92                 2,324        8.40
     Consumer
           Loans......................................                6,553        8.57                 6,397        8.95
           Leases.....................................                3,189        6.71                 3,082        6.90
           Residential Mortgage.......................                  942        7.72                   960        7.91
                                                               -------------                     -------------
           Total Consumer.............................               10,684        7.94                10,439        8.25
                                                               -------------                     -------------
Total Loans...........................................               21,022        7.75                20,704        8.25
                                                               -------------                     -------------
Allowance for loan losses.............................                  316                               307
                                                               -------------                     -------------
Net loans (2).........................................               20,706        8.31                20,397        8.74
                                                               -------------                     -------------
Total earning assets..................................               25,148        7.98 %              25,015        8.39 %
                                                               -------------                     -------------
Cash and due from banks...............................                  903                               950
All other assets......................................                2,607                             2,579
                                                               -------------                     -------------
Total Assets..........................................             $ 28,342                          $ 28,237
                                                               =============                     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits....................               $3,245                           $ 3,211
     Interest bearing demand deposits.................                4,799        2.87 %               4,597        3.29 %
     Savings deposits.................................                3,547        3.42                 3,505        3.85
     Certificates of deposit..........................                7,011        5.74                 7,318        6.01
                                                               -------------                     -------------
           Total core deposits.........................               18,602       3.55                 18,631       3.89
                                                               -------------                     -------------
Other domestic time deposits..........................                  118        5.57                   167        6.37
Foreign time deposits.................................                  377        4.11                   267        5.45
                                                               -------------                     -------------
     Total deposits...................................               19,097        3.58                19,065        3.94
                                                               -------------                     -------------
Short-term borrowings.................................                2,759        4.37                 2,504        5.37
Medium-term notes.....................................                2,005        6.59                 2,240        6.64
Subordinated notes and other long-term debt,
   including preferred capital securities.............                1,180        5.96                 1,171        6.81
                                                               -------------                     -------------
     Total interest bearing liabilities...............               21,796        4.62%               21,769        5.12 %
                                                               -------------                     -------------
All other liabilities.................................                  898                               869
Shareholders' equity..................................                2,403                             2,388
                                                               -------------                     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............             $ 28,342                          $ 28,237
                                                               =============                     =============

Net interest rate spread..............................                             3.36 %                            3.27 %
Impact of non-interest bearing funds on margin........                             0.61 %                            0.66 %
NET INTEREST MARGIN...................................                             3.97 %                            3.93 %

--------------------

(1)      Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

(3)      Yields are based on amortized cost.

-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

               4th Quarter 2000                        3rd Quarter 2000                 2nd Quarter 2000
        -----------------------------          ---------------------------      ---------------------------
          Average        Yield/                 Average        Yield/             Average       Yield/
          Balance         Rate                  Balance         Rate              Balance        Rate
        ------------     ------------          -----------     -----------      ------------    -----------

         $        5        5.50 %               $       5        6.13 %          $        6       5.13 %
                 17        6.56                        11        6.54                    18       8.67
                 85        6.53
                129        7.74                       136        6.43                   105       6.10
                                                       99        8.51                    99       8.11
              4,410        6.31
                264        7.53                     4,273        6.33                 4,067       6.20
        ------------                                  270        7.57                   276       7.63
              4,674        6.38                -----------                      ------------
        ------------                                4,543        6.40                 4,343       6.29
                                               -----------                      ------------
              6,543        8.65
                                                    6,454        8.74                 6,439       8.65
              1,306        8.87
              2,227        8.64                     1,283        8.88                 1,254       8.72
                                                    2,193        8.60                 2,172       8.51
              6,425        8.90
              3,049        6.92                     6,392        8.82                 6,530       8.38
                940        7.94                     2,976        6.79                 2,895       6.71
        ------------                                1,325        7.64                 1,473       7.62
             10,414        8.24                -----------                      ------------
        ------------                               10,693        8.11                10,898       7.83
             20,490        8.45                -----------                      ------------
        ------------                               20,623        8.41                20,763       8.21
                302                            -----------                      ------------
        ------------                                  302                               302
             20,188        8.96                -----------                      ------------
        ------------                               20,321        8.90                20,461       8.69
             25,400        8.47 %              -----------                      ------------
        ------------                               25,417        8.43 %              25,334       8.27 %
                960                            -----------                      ------------
              2,597                                   968                             1,046
        ------------                                2,615                             2,496
           $ 28,655                            -----------                      ------------
        ============                             $ 28,698                          $ 28,574
                                               ===========                      ============

            $ 3,308
              4,496        3.62 %                 $ 3,425                           $ 3,485
              3,498        4.28                     4,385        3.47 %               4,228       3.32 %
              7,522        6.07                     3,528        4.14                 3,583       4.21
        ------------                                7,450        5.94                 7,247       5.64
             18,824        4.96                -----------                      ------------
        ------------                               18,788        4.82                18,543       4.65
                365        6.68                -----------                      ------------
                322        6.37                       433        6.55                   506       6.28
        ------------                                  561        6.63                   626       6.66
             19,511        5.02                -----------                      ------------
        ------------                              .19,782        4.93                19,675       4.78
              2,133        6.00                -----------                      ------------
              2,665        6.85                     2,014        6.12                 1,761       5.77
                                                    2,592        6.81                 3,042       6.46
              1,171        7.42
        ------------                                1,171        7.39                 1,148       7.08
             22,172        5.46 %              -----------                      ------------
        ------------                               22,134        5.39 %              22,141       5.21 %
                822                            -----------                      ------------
              2,353                                  .787                               743
        ------------                                2,352                             2,205
           $ 28,655                            -----------                      ------------
        ============                             $ 28,698                         $ 28,574
                                               ===========                      ============
                           3.01 %                                3.04 %                           3.06 %
                           0.69 %                                0.70 %                           0.66 %
                           3.70 %                                3.74 %                           3.72 %


--------------------------------------------------------------------------------
Selected Quarterly Income Statement Data


                                                                      2001                              2000
                                                             ----------------------      ------------------------------------
(in thousands of dollars, except per share amounts) (1)        II Q           I Q          IV Q         III Q          II Q
-------------------------------------------------------      --------      --------      --------      --------      --------

TOTAL INTEREST INCOME .................................      $498,959      $517,975      $537,661      $535,791      $519,496
TOTAL INTEREST EXPENSE ................................       250,926       274,851       304,595       299,922       286,690
                                                             --------      --------      --------      --------      --------
NET INTEREST INCOME ...................................       248,033       243,124       233,066       235,869       232,806
Provision for loan losses .............................        45,777        33,464        32,548        26,396        15,834
                                                             --------      --------      --------      --------      --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...........................       202,256       209,660       200,518       209,473       216,972
                                                             --------      --------      --------      --------      --------
Service charges on deposit accounts ...................        40,673        38,907        39,248        39,722        40,097
Brokerage and insurance income ........................        19,388        18,768        17,078        15,564        13,945
Mortgage banking ......................................        18,733        10,031        11,976         9,412         8,122
Trust services ........................................        15,178        14,314        14,404        13,181        13,165
Electronic banking fees ...............................        12,217        11,098        11,546        11,238        11,250
Bank Owned Life Insurance income ......................         9,561         9,560        11,086         9,786         9,486
Other .................................................        14,956        12,968        24,366        11,370        19,485
                                                             --------      --------      --------      --------      --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   GAINS ..............................................       130,706       115,646       129,704       110,273       115,550
Securities gains ......................................         2,747         2,078           845        11,379           114
                                                             --------      --------      --------      --------      --------
TOTAL NON-INTEREST INCOME .............................       133,453       117,724       130,549       121,652       115,664
                                                             --------      --------      --------      --------      --------
Personnel and related costs ...........................       122,068       117,662       105,810       109,463       104,133
Equipment .............................................        19,844        19,972        20,811        18,983        18,863
Net occupancy .........................................        18,188        19,780        18,614        19,520        18,613
Outside data processing and other services ............        17,671        16,654        16,142        15,531        15,336
Amortization of intangible assets .....................        10,435        10,576        10,494        10,311         9,206
Marketing .............................................         7,852         9,939        10,592         8,557         7,742
Telecommunications ....................................         7,207         7,125         6,524         6,480         6,472
Legal and other professional services .................         6,763         4,969         6,785         4,719         4,815
Printing and supplies .................................         4,565         5,059         5,212         4,849         4,956
Franchise and other taxes .............................         2,246         2,120         3,163         2,841         2,635
Other .................................................        16,457        20,234        19,703        12,331         5,305
                                                             --------      --------      --------      --------      --------

TOTAL NON-INTEREST EXPENSE ............................       233,296       234,090       223,850       213,585       198,076
                                                             --------      --------      --------      --------      --------
INCOME BEFORE INCOME TAXES ............................       102,413        93,294       107,217       117,540       134,560
Provision for income taxes ............................        27,909        25,428        30,995        34,510        37,039
                                                             --------      --------      --------      --------      --------

NET INCOME ............................................      $ 74,504      $ 67,866      $ 76,222      $ 83,030      $ 97,521
                                                             ========      ========      ========      ========      ========

PER COMMON SHARE (2)
 Net income
     Diluted ..........................................      $   0.30      $   0.27      $   0.30      $   0.33      $   0.40
     Diluted - Cash Basis .............................      $   0.33      $   0.30      $   0.33      $   0.36      $   0.42
 Cash Dividends Declared ..............................      $   0.20      $   0.20      $   0.20      $   0.20      $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...................................      $248,033      $243,124      $233,066      $235,869      $232,806
Tax Equivalent Adjustment (3) .........................         1,616         2,002         2,057         2,022         2,074
                                                             --------      --------      --------      --------      --------
Tax Equivalent Net Interest Income ....................      $249,649      $245,126      $235,123      $237,891      $234,880
                                                             ========      ========      ========      ========      ========


(1) Excludes the after-tax impact of Restructuring and Other Charges ($72,127 in 2Q 2001 and $32,500 in 3Q 2000)
(2) Adjusted for stock splits and stock dividends, as applicable.
(3) Calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
Stock Summary, Key Ratios and Statistics, and Regulatory Capital Data



--------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
--------------------------------------------------------------------------------


                              --------------------      ---------------------------------
                                      2001                            2000
                              --------------------      ---------------------------------
                               II Q          I Q         IV Q         III Q        II Q
                              -------      -------      -------      -------      -------

High ...................      $17.000      $18.000      $16.375      $18.813      $21.307
Low ....................       13.875       12.625       12.516       14.375       14.091
Close ..................       16.375       14.250       16.188       14.688       14.375
Cash dividends declared       $  0.20      $  0.20      $  0.20      $  0.20      $  0.18


Note: Stock price quotations were obtained from NASDAQ.


--------------------------------------------------------------------------------
KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------


                                               -----------------       ------------------------------
MARGIN ANALYSIS - AS A %                             2001                          2000
                                               -----------------       ------------------------------
OF AVERAGE EARNING ASSETS (2)                   II Q        I Q         IV Q       III Q        II Q
-----------------------------------------      ------      -----       ------     -------      ------

Interest Income .........................       7.98%       8.39%       8.47%       8.43%       8.27%
Interest Expense ........................       4.01%       4.46%       4.77%       4.69%       4.55%
                                               -----       -----       -----       -----       -----
     Net Interest Margin ................       3.97%       3.93%       3.70%       3.74%       3.72%
                                               =====       =====       =====       =====       =====

RETURN ON (3)
-----------------------------------------
Average total assets ....................       1.05%       0.97%       1.06%       1.15%       1.37%
Average total assets - cash basis .......       1.19%       1.11%       1.19%       1.29%       1.49%

Average shareholders' equity ............      12.43%      11.53%      12.89%      14.04%      17.79%
Average shareholders' equity - cash basis      13.72%      12.86%      14.20%      15.33%      18.97%

Efficiency Ratio (3) ....................      58.59%      61.95%      58.48%      58.38%      53.90%

Effective tax rate (3) ..................      27.25%      27.26%      28.91%      25.19%      27.53%

--------------------------------------------------------------------------------
REGULATORY CAPITAL DATA
--------------------------------------------------------------------------------

                                        ----------------------      -------------------------------------
                                                 2001                              2000
                                        ----------------------      -------------------------------------
(in millions of dollars)                  II Q          I Q           IV Q          III Q          II Q
-----------------------------------     --------      --------      --------      --------       --------

Total Risk-Adjusted Assets ........      $27,375       $27,230       $26,880       $26,370       $25,900

Tier 1 Risk-Based Capital Ratio....         7.01%         7.19%         7.19%         7.20%         7.40%
Total Risk-Based Capital Ratio.....        10.20%        10.31%        10.46%        10.64%        10.90%
Tier 1 Leverage Ratio .............         6.96%         7.12%         6.93%         6.80%         6.89%
Tangible Equity/Asset Ratio .......         5.97%         6.01%         5.87%         5.73%         5.78%


(1)  Adjusted for stock splits and stock dividends, as applicable.
(2)  Presented on a fully tax equivalent basis assuming a 35% tax rate.
(3)  Income component excludes the impact of Restructuring and Other Charges.

                           PART II. OTHER INFORMATION


In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders

         Huntington Bancshares Incorporated held its annual meeting of shareholders on April 19, 2001. At that meeting, shareholders approved the following management proposals:

                                                                                     ABSTAIN/           BROKER
                                           FOR               AGAINST                 WITHHELD           NONVOTES
                                           ---               -------                 --------           --------

1.  Election of directors
    to serve as Class II
    Directors until the year 2004
    Annual Meeting of
    Shareholders as follows:

    Don Conrad                         201,442,233                                   14,671,879
    George A. Sketos                   201,774,563                                   14,339,548
    Lewis R. Smoot, Sr.                202,252,044                                   13,862,067
    Frank Wobst                        185,160,133                                   30,953,979

2.  Election of director
    to serve as Class I
    Director until the year 2003
    Annual Meeting of
    Shareholders as follows:

    Thomas E. Hoaglin                  205,458,893                                   10,655,218

3.  Ratification of Ernst &
    Young LLP to serve as
    independent auditors for
    the Corporation for the
    year 2001                          208,710,017            5,661,254               1,742,841


4.  Proposal to approve
    the 2001 Stock and Long-
    Term Incentive Plan                179,492,780           31,921,220               4,700,111

5.  Shareholder Proposal
    to engage an Investment
    Banking firm to evaluate
    alternatives to enhance
    shareholder value                    33,048,401         131,180,958               7,855,672          44,029,081

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

                           10.      Material contracts:

                              (s) * Severance Agreement and Release and Waiver
                                    of All Claims made by and between Huntington
                                    Bancshares Incorporated and Peter E. Geier.

                              (t) * Retirement Agreement between Frank Wobst and
                                    Huntington Bancshares Incorporated.

                           99.      Earnings to Fixed Charges

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated April 17, 2001, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter and year ended March 31, 2001.

                           2. A report on Form 8-K, dated April 19, 2001, was filed under report item number 5, announcing that Frank Wobst will be retiring as an employee of Huntington Bancshares Incorporated, but will continue as chairman of the Boards of both Huntington Bancshares Incorporated and Huntington National Bank in a non-employee capacity.

3. A report on Form 8-K, dated May 22, 2001, was filed under report item number 5, announcing the resignation of Martin Mahan as Executive Vice President for Huntington National Bank in charge of Retail Banking.


---------------

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



                                      Huntington Bancshares Incorporated
                                      ----------------------------------
                                               (Registrant)




Date:  August 14, 2001                /s/ Richard A. Cheap
                                      ---------------------
                                      Richard A. Cheap
                                      General Counsel and Secretary




Date:  August 14, 2001                /s/ Michael J. McMennamin
                                      ---------------------------
                                      Michael J. McMennamin
                                      Vice Chairman, Chief Financial Officer and
                                      Treasurer (Principal Financial Officer)