Form 10-Q/A
period 2001-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2001-08-17
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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


 PART I.  FINANCIAL INFORMATION

 1. FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,       DECEMBER 31,         JUNE 30,
 (in thousands of dollars)                                           2001             2000               2000
-----------------------------------------------------------     --------------  --------------       ------------

ASSETS
Cash and due from banks ....................................     $    908,686      $  1,322,700      $  1,139,025
Interest bearing deposits in banks .........................            4,893             4,970             4,976
Trading account securities .................................            4,291             4,723            24,310
Federal funds sold and securities
     purchased under resale agreements .....................           59,725           133,183           137,203
Loans held for sale ........................................          376,671           155,104           100,900
Securities available for sale - at fair value ..............        3,190,686         4,090,525         4,357,699
Investment securities - fair value $15,159; $16,414;
     and $17,254, respectively .............................           14,978            16,336            17,609
Total Loans (1) ............................................       21,127,862        20,610,191        20,522,443
  Less allowance for loan losses ...........................          352,243           297,880           296,891
                                                                 ------------     ------------      -------------
Net loans ..................................................       20,775,619        20,312,311        20,225,552
                                                                 ------------     -------------     -------------
Bank owned life insurance ..................................          824,062           804,941           784,070
Premises and equipment .....................................          457,749           454,844           439,007
Customers' acceptance liability ............................           15,335            17,366            13,532
Accrued income and other assets ............................        1,315,455         1,282,374         1,340,480
                                                                 ------------    --------------     -------------
TOTAL ASSETS ...............................................     $ 27,948,150    $   28,599,377     $  28,584,363
                                                                 ============    ==============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Deposits (1) .........................................     $ 18,996,922      $ 19,777,245      $ 19,758,934
Short-term borrowings ......................................        2,585,773         1,987,759         1,720,611
Bank acceptances outstanding ...............................           15,335            17,366            13,532
Medium-term notes ..........................................        1,983,603         2,467,150         2,939,150
Subordinated notes and other long-term debt ................          890,371           870,976           870,756
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company ....          300,000           300,000           300,000
Accrued expenses and other liabilities .....................          822,624           812,834           714,726
                                                                 -----------     --------------     -------------
     Total Liabilities .....................................       25,594,628        26,233,330        26,317,709
                                                                 -----------     --------------     -------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding .......................              ---               ---               ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255,
          257,866,255, and 233,844,820 shares, respectively;
          outstanding 251,056,761, 250,859,470, and
          228,502,954 shares, respectively .................        2,490,682         2,493,645         2,253,224
     Less 6,809,494, 7,006,765, and 5,341,866
          treasury shares, respectively ....................         (125,095)         (129,432)         (122,245)
     Accumulated other comprehensive income ................           (8,388)          (24,520)         (105,987)
     Retained earnings .....................................           (3,677)           26,354           241,662
                                                                  -----------    --------------     -------------
     Total Shareholders' Equity ............................        2,353,522         2,366,047         2,266,654
                                                                 ------------    --------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................     $ 27,948,150      $ 28,599,377      $ 28,584,363
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

------------------------------------------------------------------------------
FINANCIAL REVIEW


SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT JUNE 30, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                    JUNE 30, 2001                          DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                      AMORTIZED                            AMORTIZED
                                                        COST             FAIR VALUE           COST                 FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
U.S. TREASURY
     Under 1 year.........................                 $ 2,553            $ 2,580           $ 1,455                 $ 1,466
     1-5 years ...........................                   1,504              1,611             2,007                   2,110
     6-10 years...........................                   6,414              6,656             6,407                   6,706
     Over 10 years........................                     413                424               413                     446
                                                   ----------------    ---------------   ---------------         ---------------
        Total.............................                  10,884             11,271            10,282                  10,728
                                                   ----------------    ---------------   ---------------         ---------------
Federal agencies
     Mortgage-backed securities
     1-5 years...........................                   39,217             38,997               ---                     ---
     6-10 years..........................                   33,994             34,486            22,757                  22,987
     Over 10 years.......................                  934,600            936,381         1,515,883               1,508,914
                                                   ----------------    ---------------   ---------------         ---------------
        Total                                            1,007,811          1,009,864         1,538,640               1,531,901
                                                   ----------------    ---------------   ---------------         ---------------
Other agencies
     Under 1 year........................                      ---                ---            20,000                  19,913
     1-5 years...........................                  951,043            952,111         1,029,073               1,017,230
     6-10 years..........................                   76,209             75,870           146,376                 144,313
     Over 10 years.......................                  498,949            500,701           566,760                 559,946
                                                   ----------------    ---------------   ---------------         ---------------
        Total............................                1,526,201          1,528,682         1,762,209               1,741,402
                                                   ----------------    ---------------   ---------------         ---------------
Total U.S. Treasury and Federal
        Agencies                                         2,544,896          2,549,817         3,311,131               3,284,031
                                                   ----------------    ---------------   ---------------         ---------------
Other
     Under 1 year........................                   12,795             12,840            21,098                  20,826
     1-5 years...........................                  182,976            184,156           215,978                 217,453
     6-10 years..........................                   46,043             45,008            88,872                  87,415
     Over 10 years.......................                  355,245            348,830           403,730                 388,731
     Marketable equity securities........                   55,858             50,035            87,674                  92,069
                                                   ----------------    ---------------   ---------------         ---------------
        Total                                              652,917            640,869           817,352                 806,494
                                                   ----------------    ---------------   ---------------         ---------------
Total Securities Available for Sale......              $ 3,197,813        $ 3,190,686       $ 4,128,483             $ 4,090,525
                                                   ================    ===============   ===============         ===============

CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)


----------------------------------------        --------------  -------------        --------------
FOR THE THREE MONTHS ENDED JUNE 30,                  2001           2000               % Change
----------------------------------------        --------------  -------------        --------------
NET INCOME(1) ..........................       $    74,504       $    97,521            (23.6)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ..........................     $      0.30       $      0.40            (25.0)
          Diluted ........................     $      0.30       $      0.40            (25.0)
     Cash dividends declared .............     $      0.20       $      0.18             11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2)       251,448           245,652              2.4

KEY RATIOS
Return on:
     Average total assets ................            1.12%             1.37%           (18.2)
     Average shareholders' equity ........           13.15%            17.79%           (26.1)
Efficiency ratio .........................           58.59%            53.90%             8.7
Average equity/average assets ............            8.48%             7.72%             9.8
Net interest margin ......................            3.97%             3.72%             6.7

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2)      $      0.33       $      0.42            (21.4)
Return on:
     Average total assets ................            1.19%             1.49%           (20.1)
     Average shareholders' equity ........           13.72%            18.97%           (27.7)


----------------------------------------        --------------  -------------        --------------
FOR THE SIX MONTHS ENDED JUNE 30,                  2001           2000                 % Change
----------------------------------------        --------------  -------------        --------------
NET INCOME(1) ...........................      $   142,370       $   201,694            (29.4)%
PER COMMON SHARE AMOUNTS(2)
 Net income
          Basic ..........................     $      0.57       $      0.82            (30.5)
          Diluted ........................     $      0.57       $      0.82            (30.5)
     Cash dividends declared .............     $      0.40       $      0.36             11.1

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2)       251,479           247,431              1.6

KEY RATIOS
Return on:
     Average total assets ................            1.01%             1.41%           (28.4)
     Average shareholders' equity ........           11.98%            18.39%           (34.9)
Efficiency ratio .........................           60.23%            53.91%            11.7
Average equity/average assets ............            8.47%             7.67%            10.4
Net interest margin ......................            3.96%             3.75%             5.6

TANGIBLE OR "CASH BASIS" RATIOS(3)
Net Income Per Common Share -- Diluted(2)      $      0.63       $      0.87            (27.6)
Return on:
     Average total assets ................            1.15%             1.53%           (24.8)
     Average shareholders' equity ........           13.29%            19.57%           (32.1)

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

(3)      Yields are based on amortized cost.

-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

               4th Quarter 2000                        3rd Quarter 2000                 2nd Quarter 2000
        -----------------------------          ---------------------------      ---------------------------
          Average        Yield/                 Average        Yield/             Average       Yield/
          Balance         Rate                  Balance         Rate              Balance        Rate
        ------------     ------------          -----------     -----------      ------------    -----------

         $        5        5.50 %               $       5        6.13 %          $        6       5.13 %
                 17        6.56                        11        6.54                    18       8.67
                 85        6.53
                129        7.74                       136        6.43                   105       6.10
                                                       99        8.51                    99       8.11
              4,410        6.31
                264        7.53                     4,273        6.33                 4,067       6.20
        ------------                                  270        7.57                   276       7.63
              4,674        6.38                -----------                      ------------
        ------------                                4,543        6.40                 4,343       6.29
                                               -----------                      ------------
              6,543        8.65
                                                    6,454        8.74                 6,439       8.65
              1,306        8.87
              2,227        8.64                     1,283        8.88                 1,254       8.72
                                                    2,193        8.60                 2,172       8.51
              6,425        8.90
              3,049        6.92                     6,392        8.82                 6,530       8.38
                940        7.94                     2,976        6.79                 2,895       6.71
        ------------                                1,325        7.64                 1,473       7.62
             10,414        8.24                -----------                      ------------
        ------------                               10,693        8.11                10,898       7.83
             20,490        8.45                -----------                      ------------
        ------------                               20,623        8.41                20,763       8.21
                302                            -----------                      ------------
        ------------                                  302                               302
             20,188        8.96                -----------                      ------------
        ------------                               20,321        8.90                20,461       8.69
             25,400        8.47 %              -----------                      ------------
        ------------                               25,417        8.43 %              25,334       8.27 %
                960                            -----------                      ------------
              2,597                                   968                             1,046
        ------------                                2,615                             2,496
           $ 28,655                            -----------                      ------------
        ============                             $ 28,698                          $ 28,574
                                               ===========                      ============

            $ 3,308
              4,496        3.62 %                 $ 3,425                           $ 3,485
              3,498        4.28                     4,385        3.47 %               4,228       3.32 %
              7,522        6.07                     3,528        4.14                 3,583       4.21
        ------------                                7,450        5.94                 7,247       5.64
             18,824        4.96                -----------                      ------------
        ------------                               18,788        4.82                18,543       4.65
                365        6.68                -----------                      ------------
                322        6.37                       433        6.55                   506       6.28
        ------------                                  561        6.63                   626       6.66
             19,511        5.02                -----------                      ------------
        ------------                               19,782        4.93                19,675       4.78
              2,133        6.00                -----------                      ------------
              2,665        6.85                     2,014        6.12                 1,761       5.77
                                                    2,592        6.81                 3,042       6.46
              1,171        7.42
        ------------                                1,171        7.39                 1,148       7.08
             22,172        5.46 %              -----------                      ------------
        ------------                               22,134        5.39 %              22,141       5.21 %
                822                            -----------                      ------------
              2,353                                   787                               743
        ------------                                2,352                             2,205
           $ 28,655                            -----------                      ------------
        ============                             $ 28,698                         $ 28,574
                                               ===========                      ============
                           3.01 %                                3.04 %                           3.06 %
                           0.69 %                                0.70 %                           0.66 %
                           3.70 %                                3.74 %                           3.72 %


--------------------------------------------------------------------------------
Selected Quarterly Income Statement Data


                                                                      2001                              2000
                                                             ----------------------      ------------------------------------
(in thousands of dollars, except per share amounts) (1)        II Q           I Q          IV Q         III Q          II Q
-------------------------------------------------------      --------      --------      --------      --------      --------

TOTAL INTEREST INCOME .................................      $498,959      $517,975      $537,661      $535,791      $519,496
TOTAL INTEREST EXPENSE ................................       250,926       274,851       304,595       299,922       286,690
                                                             --------      --------      --------      --------      --------
NET INTEREST INCOME ...................................       248,033       243,124       233,066       235,869       232,806
Provision for loan losses .............................        45,777        33,464        32,548        26,396        15,834
                                                             --------      --------      --------      --------      --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...........................       202,256       209,660       200,518       209,473       216,972
                                                             --------      --------      --------      --------      --------
Service charges on deposit accounts ...................        40,673        38,907        39,248        39,722        40,097
Brokerage and insurance income ........................        19,388        18,768        17,078        15,564        13,945
Mortgage banking ......................................        18,733        10,031        11,976         9,412         8,122
Trust services ........................................        15,178        14,314        14,404        13,181        13,165
Electronic banking fees ...............................        12,217        11,098        11,546        11,238        11,250
Bank Owned Life Insurance income ......................         9,561         9,560        11,086         9,786         9,486
Other .................................................        14,956        12,968        24,366        11,370        19,485
                                                             --------      --------      --------      --------      --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   GAINS ..............................................       130,706       115,646       129,704       110,273       115,550
Securities gains ......................................         2,747         2,078           845        11,379           114
                                                             --------      --------      --------      --------      --------
TOTAL NON-INTEREST INCOME .............................       133,453       117,724       130,549       121,652       115,664
                                                             --------      --------      --------      --------      --------
Personnel and related costs ...........................       122,068       117,662       105,810       109,463       104,133
Equipment .............................................        19,844        19,972        20,811        18,983        18,863
Net occupancy .........................................        18,188        19,780        18,614        19,520        18,613
Outside data processing and other services ............        17,671        16,654        16,142        15,531        15,336
Amortization of intangible assets .....................        10,435        10,576        10,494        10,311         9,206
Marketing .............................................         7,852         9,939        10,592         8,557         7,742
Telecommunications ....................................         7,207         7,125         6,524         6,480         6,472
Legal and other professional services .................         6,763         4,969         6,785         4,719         4,815
Printing and supplies .................................         4,565         5,059         5,212         4,849         4,956
Franchise and other taxes .............................         2,246         2,120         3,163         2,841         2,635
Other .................................................        16,457        20,234        19,703        12,331         5,305
                                                             --------      --------      --------      --------      --------

TOTAL NON-INTEREST EXPENSE ............................       233,296       234,090       223,850       213,585       198,076
                                                             --------      --------      --------      --------      --------
INCOME BEFORE INCOME TAXES ............................       102,413        93,294       107,217       117,540       134,560
Provision for income taxes ............................        27,909        25,428        30,995        34,510        37,039
                                                             --------      --------      --------      --------      --------

NET INCOME ............................................      $ 74,504      $ 67,866      $ 76,222      $ 83,030      $ 97,521
                                                             ========      ========      ========      ========      ========

PER COMMON SHARE (2)
 Net income
     Diluted ..........................................      $   0.30      $   0.27      $   0.30      $   0.33      $   0.40
     Diluted - Cash Basis .............................      $   0.33      $   0.30      $   0.33      $   0.36      $   0.42
 Cash Dividends Declared ..............................      $   0.20      $   0.20      $   0.20      $   0.20      $   0.18

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...................................      $248,033      $243,124      $233,066      $235,869      $232,806
Tax Equivalent Adjustment (3) .........................         1,616         2,002         2,057         2,022         2,074
                                                             --------      --------      --------      --------      --------
Tax Equivalent Net Interest Income ....................      $249,649      $245,126      $235,123      $237,891      $234,880
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