Form 10-Q
period 2001-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2001-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED September 30, 2001


                          Commission File Number 0-2525


                       HUNTINGTON BANCSHARES INCORPORATED



           MARYLAND                                              31-0724920
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   41 SOUTH HIGH STREET, COLUMBUS, OHIO 43287


                  Registrant's telephone number (614) 480-8300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


 Yes   X                No
     ======                =======




There were 251,193,211 shares of Registrant's without par value common stock outstanding on October 31, 2001.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets -
             September 30, 2001 and 2000 and December 31, 2000                            3

             Consolidated Statements of Income -
             For the three and nine months ended September 30, 2001 and 2000              4

             Consolidated Statements of Changes in Shareholders' Equity -
             For the nine months ended September 30, 2001 and 2000                        5

             Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 2001 and 2000                        6

             Notes to Unaudited Consolidated Financial Statements                         7

Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                              14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                  24


PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                         32-33

Signatures                                                                               34

PART I. FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,           DECEMBER 31,            SEPTEMBER 30,
(in thousands of dollars)                                                  2001                    2000                    2000
------------------------------------------------------------           ------------            ------------            ------------
Assets
Cash and due from banks ....................................           $  1,110,287            $  1,322,700            $    980,199
Interest bearing deposits in banks .........................                  4,958                   4,970                   4,922
Trading account securities .................................                  2,292                   4,723                  17,770
Federal funds sold and securities
   purchased under resale agreements .......................                 63,311                 133,183                 127,141
Loans held for sale ........................................                294,077                 155,104                 115,541
Securities available for sale - at fair value ..............              2,991,167               4,090,525               4,696,241
Investment securities - fair value $14,868; $16,414;
   and $17,000, respectively ...............................                 14,629                  16,336                  17,053
Total loans(1) .............................................             21,583,611              20,610,191              20,328,152
     Less allowance for loan losses ........................                360,446                 297,880                 294,686
                                                                       ------------            ------------            ------------
Net loans ..................................................             21,223,165              20,312,311              20,033,466
                                                                       ------------            ------------            ------------
Bank owned life insurance ..................................                833,623                 804,941                 793,856
Premises and equipment .....................................                447,774                 454,844                 442,676
Customers' acceptance liability ............................                 16,382                  17,366                  14,065
Accrued income and other assets ............................              1,314,510               1,282,374               1,334,263
                                                                       ------------            ------------            ------------

TOTAL ASSETS ...............................................           $ 28,316,175            $ 28,599,377            $ 28,577,193
                                                                       ============            ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits(1) ..........................................           $ 20,071,388            $ 19,777,245            $ 19,533,166
Short-term borrowings ......................................              1,789,043               1,987,759               2,133,311
Bank acceptances outstanding ...............................                 16,382                  17,366                  14,065
Medium-term notes ..........................................              1,995,603               2,467,150               2,702,150
Subordinated notes and other long-term debt ................                899,605                 870,976                 870,889
Company obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company ....                300,000                 300,000                 300,000
Accrued expenses and other liabilities .....................                839,748                 812,834                 740,047
                                                                       ------------            ------------            ------------
     Total Liabilities .....................................             25,911,769              26,233,330              26,293,628
                                                                       ------------            ------------            ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding .......................                     --                      --                      --
     Common stock - without par value; AUTHORIZED
          500,000,000 shares; ISSUED 257,866,255,
          257,866,255, and 257,866,255 shares, respectively;
          outstanding 251,193,211, 250,859,470, and
          250,849,574 shares, respectively .................              2,489,564               2,493,645               2,493,912
     Less 6,673,044, 7,006,785, and 7,016,681
          treasury shares, respectively ....................               (122,485)               (129,432)               (128,995)
     Accumulated other comprehensive income ................                 38,708                 (24,520)                (81,647)
     Retained earnings .....................................                 (1,381)                 26,354                     295
                                                                       ------------            ------------            ------------
     Total Shareholders' Equity ............................              2,404,406               2,366,047               2,283,565
                                                                       ------------            ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................           $ 28,316,175            $ 28,599,377            $ 28,577,193
                                                                       ============            ============            ============


(1) See page 12 for detail of total loans and total deposits.

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME




                                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                            --------------------------------         -------------------------------
 (in thousands of dollars, except per share amounts)            2001                2000                2001                2000
----------------------------------------------------        ------------        ------------        ------------        ------------
Interest and fee income
     Loans .........................................        $    421,337        $    459,860        $  1,302,819        $  1,348,103
     Securities ....................................              50,495              71,385             169,763             211,427
     Other .........................................               7,002               4,546              23,186              11,314
                                                            ------------        ------------        ------------        ------------
               TOTAL INTEREST INCOME ...............             478,834             535,791           1,495,768           1,570,844
                                                            ------------        ------------        ------------        ------------
Interest expense
     Deposits ......................................             162,982             202,659             518,351             577,521
     Short-term borrowings .........................              19,932              30,998              83,134              80,978
     Medium-term notes .............................              30,647              44,292             100,250             143,489
     Subordinated notes and other long-term debt ...              15,486              21,973              53,089              59,490
                                                            ------------        ------------        ------------        ------------
               TOTAL INTEREST EXPENSE ..............             229,047             299,922             754,824             861,478
                                                            ------------        ------------        ------------        ------------

               NET INTEREST INCOME .................             249,787             235,869             740,944             709,366
Provision for loan losses ..........................              49,559              26,396             200,518              57,931
                                                            ------------        ------------        ------------        ------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES              200,228             209,473             540,426             651,435
                                                            ------------        ------------        ------------        ------------

Total non-interest income(1) .......................             130,456             121,652             376,383             363,010
Total non-interest expense(1) ......................             279,707             263,585             781,090             661,767
                                                            ------------        ------------        ------------        ------------

               INCOME BEFORE INCOME TAXES ..........              50,977              67,540             135,719             352,678
Provision for income taxes .........................               8,348              17,010              22,847             100,454
                                                            ------------        ------------        ------------        ------------

               NET INCOME ..........................        $     42,629        $     50,530        $    112,872        $    252,224
                                                            ============        ============        ============        ============


  PER COMMON SHARE(2)
     Net income
          Basic ....................................        $       0.17        $       0.20        $       0.45        $       1.02
          Diluted ..................................        $       0.17        $       0.20        $       0.45        $       1.01

     Cash dividends declared .......................        $       0.16        $       0.20        $       0.56        $       0.56

  AVERAGE COMMON SHARES(2)
          Basic ....................................         251,147,660         251,113,540         251,039,150         247,983,936
          Diluted ..................................         252,203,027         252,032,874         251,537,099         248,908,848




(1)   See page 13 for detail on non-interest income and non-interest expense.

(2)   Adjusted for stock splits and stock dividends, as applicable.



See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                             ACCUMULATED
                                                               COMMON STOCK           TREASURY STOCK          OTHER
                                                           ---------------------   --------------------   COMPREHENSIVE    RETAINED
                                                           SHARES      AMOUNT      SHARES      AMOUNT     INCOME (LOSS)    EARNINGS
--------------------------------------------------------   -------   -----------   -------   ----------   -------------   ----------
Nine Months Ended September 30, 2000:
  Balance, beginning of period                             233,845   $2,284,956    (4,957)   ($137,268)      ($94,093)     $128,761
      Comprehensive Income:
         Net income                                                                                                         252,224
         Unrealized net holding gains on securities
            available for sale arising during the period                                                       12,446

               Total comprehensive income

      Stock issued for acquisitions                                     (29,399)    7,175      171,781
      Cash dividends declared                                                                                              (139,028)
      Stock options exercised                                            (3,128)      105        3,405
      10% stock dividend                                    24,021      241,483    (1,182)                                 (241,662)
      Treasury shares purchased                                                    (8,188)    (167,612)
      Treasury shares sold to
         employee benefit plans                                                        30          699
                                                           -------   ----------    ------    ---------    -----------      --------
  Balance, end of period                                   257,866   $2,493,912    (7,017)   ($128,995)      ($81,647)     $    295
                                                           =======   ==========    ======    =========    ===========      ========



NINE MONTHS ENDED SEPTEMBER 30, 2001:
  BALANCE, BEGINNING OF PERIOD                             257,866   $2,493,645    (7,007)   ($129,432)      ($24,520)     $ 26,354
      Comprehensive Income:
         Net income                                                                                                         112,872
         Change in accounting method for derivatives                                                           (9,113)
         Unrealized net holding gains on securities
            available for sale arising during the period                                                       67,936
         Unrealized gains on derivatives                                                                        4,405

               Total comprehensive income

      Cash dividends declared                                                                                              (140,607)
      Stock options exercised                                            (4,081)      263        5,742
      Treasury shares sold to
         employee benefit plans                                                        71        1,205
                                                           -------   ----------    ------    ---------    -----------      --------
  Balance, end of period                                   257,866   $2,489,564    (6,673)   ($122,485)       $38,708     ($  1,381)
                                                           =======   ==========    ======    =========    ===========      ========

-------------------------------------------------------------------------
(IN THOUSANDS)


                                                                 TOTAL
--------------------------------------------------------      -----------
Nine Months Ended September 30, 2000:
  Balance, beginning of period                                $2,182,356
      Comprehensive Income:
         Net income                                              252,224
         Unrealized net holding gains on securities
            available for sale arising during the period          12,446
                                                              ----------
               Total comprehensive income                        264,670
                                                              ----------
      Stock issued for acquisitions                              142,382
      Cash dividends declared                                   (139,028)
      Stock options exercised                                        277
      10% stock dividend                                            (179)
      Treasury shares purchased                                 (167,612)
      Treasury shares sold to
         employee benefit plans                                      699
                                                            ------------
  Balance, end of period                                      $2,283,565
                                                            ============



NINE MONTHS ENDED SEPTEMBER 30, 2001:
  BALANCE, BEGINNING OF PERIOD                                $2,366,047
      Comprehensive Income:
         Net income                                              112,872
         Change in accounting method for derivatives              (9,113)
         Unrealized net holding gains on securities
            available for sale arising during the period          67,936
         Unrealized gains on derivatives                           4,405
                                                              ----------
               Total comprehensive income                        176,100
                                                              ----------
      Cash dividends declared                                   (140,607)
      Stock options exercised                                      1,661
      Treasury shares sold to
         employee benefit plans                                    1,205
                                                            ------------
  Balance, end of period                                      $2,404,406
                                                            ============




See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ----------------------------------
(in thousands of dollars)                                                              2001                   2000
------------------------------------------------------------------------           -----------            -----------
Operating Activities
      Net Income                                                                   $   112,872            $   252,224
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Provision for loan losses                                              200,518                 57,931
                Provision for depreciation and amortization                             76,336                 85,053
                Deferred income tax expense                                            156,668                 59,114
                Decrease (increase) in trading account securities                        2,431                 (9,795)
                (Increase) decrease in mortgages held for sale                        (138,973)                26,182
                Securities gains                                                          (634)               (36,256)
                (Gains) losses on sales/securitizations of loans                        (7,604)                 4,118
                Decrease (increase) in accrued income receivable                         4,622                (31,769)
                Net increase in other assets                                          (109,983)               (43,571)
                (Decrease) increase in accrued expenses                               (193,308)                33,343
                Net decrease in other liabilities                                       33,911                (10,807)
                Special charges                                                         84,814                 50,000
                                                                                   -----------            -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                      221,670                435,767
                                                                                   -----------            -----------

INVESTING ACTIVITIES
      Decrease in interest bearing deposits in banks                                        12                  1,636
      Proceeds from :
          Maturities and calls of investment securities                                  1,695                  1,692
          Maturities and calls of securities available for sale                        800,608                226,039
          Sales of securities available for sale                                     1,280,652              1,096,042
      Purchases of securities available for sale                                      (851,581)              (168,418)
      Proceeds from sales/securitizations of loans                                     401,546              1,264,252
      Net loan originations, excluding sales                                        (1,588,734)            (1,576,285)
      Proceeds from sale of premises and equipment                                       2,110                  2,351
      Purchases of premises and equipment                                              (43,706)               (38,444)
      Proceeds from sales of other real estate                                          11,602                 12,023
      Net cash received in purchase acquisition                                             --                 12,004
                                                                                   -----------            -----------
                        NET CASH PROVIDED BY INVESTING ACTIVITIES                       14,204                832,892
                                                                                   -----------            -----------

FINANCING ACTIVITIES
      Increase (decrease) in total deposits                                            300,293               (688,000)
      (Decrease) increase in short-term borrowings                                    (198,716)                 1,322
      Proceeds from issuance of long-term debt                                              --                150,000
      Maturity of long-term debt                                                        (7,001)                    --
      Proceeds from issuance of medium-term notes                                      440,000                530,000
      Payment of medium-term notes                                                    (905,000)            (1,082,000)
      Dividends paid on common stock                                                  (150,601)              (134,707)
      Repurchases of common stock                                                           --               (167,612)
      Proceeds from issuance of common stock                                             2,866                    797
                                                                                   -----------            -----------
                        NET CASH USED FOR FINANCING ACTIVITIES                        (518,159)            (1,390,200)
                                                                                   -----------            -----------
                        CHANGE IN CASH AND CASH EQUIVALENTS                           (282,285)              (121,541)
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,455,883              1,228,881
                                                                                   -----------            -----------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,173,598            $ 1,107,340
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

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                   ---------------------------           ---------------------------
(in thousands, except per share amounts)             2001               2000               2001               2000
----------------------------------------           --------           --------           --------           --------
Net Income                                         $ 42,629           $ 50,530           $112,872           $252,224
                                                   ========           ========           ========           ========

Average common shares outstanding                   251,148            251,114            251,039            247,984
Dilutive effect of stock options                      1,055                919                498                925
                                                   --------           --------           --------           --------
    Diluted common shares outstanding               252,203            252,033            251,537            248,909
                                                   ========           ========           ========           ========

Earnings per share
    Basic                                          $   0.17           $   0.20           $   0.45           $   1.02
    Diluted                                        $   0.17           $   0.20           $   0.45           $   1.01


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

                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 --------------------------          --------------------------
(in thousands)                                                     2001              2000              2001              2000
--------------------------------------------------------         --------          --------          --------          --------
Change in accounting method for derivatives:
     Unrealized net losses                                       $     --          $     --          $(14,020)         $     --
     Related tax benefit                                               --                --             4,907                --
                                                                 --------          --------          --------          --------
          Net                                                          --                --            (9,113)               --
                                                                 --------          --------          --------          --------

Unrealized holding gains on securities arising
during the period:
     Unrealized net gains                                          66,690            49,142            97,094            55,782
     Related tax expense                                          (17,959)          (17,406)          (28,746)          (19,770)
                                                                 --------          --------          --------          --------
          Net                                                      48,731            31,736            68,348            36,012
                                                                 --------          --------          --------          --------

Unrealized holding (losses) gains on derivatives arising
during the period:
     Unrealized net (losses) gains                                 (1,457)               --             6,777                --
     Related tax benefit (expense)                                    510                --            (2,372)               --
                                                                 --------          --------          --------          --------
          Net                                                        (947)               --             4,405                --
                                                                 --------          --------          --------          --------

Less: Reclassification adjustment for net gains
realized during the period:
     Realized net gains                                             1,059            11,379               634            36,256
     Related tax expense                                             (371)           (3,983)             (222)          (12,690)
                                                                 --------          --------          --------          --------
          Net                                                         688             7,396               412            23,566
                                                                 --------          --------          --------          --------

Total Other Comprehensive Income                                 $ 47,096          $ 24,340          $ 63,228          $ 12,446
                                                                 ========          ========          ========          ========


Accumulated Other Comprehensive Income balances at September 30, 2001 are as follows:

                               UNREALIZED GAINS (LOSSES)  UNREALIZED GAINS (LOSSES)
(in thousands)                       ON SECURITIES                ON DERIVATIVES
---------------------------    -------------------------  -------------------------
Balance, December 31, 2000             $(24,520)                 $     --
Change in accounting method                  --                    (9,113)
Current-period change                    67,936                     4,405
                                       --------                  --------
Balance, September 30, 2001            $ 43,416                  $ (4,708)
                                       ========                  ========

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

------------------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Private
INCOME STATEMENT                             Retail        Corporate        Dealer        Financial      Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking         Sales           Group          Other        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2001
Net Interest Income (FTE)                   $ 119,508      $  68,683      $  59,850       $   9,852      $  (6,664)      $ 251,229
Provision for Loan Losses                       3,635         32,148         13,580             196             --          49,559
Non-Interest income                            77,380         17,699          6,332          21,558          7,487         130,456
Non-Interest expense                          154,594         34,447         18,380          26,653         45,633         279,707
Income Taxes/FTE Adjustment                    13,531          6,926         11,978           1,596        (24,241)          9,790
                                            ---------      ---------      ---------       ---------      ---------       ---------
Net Income (Loss)                           $  25,128      $  12,861      $  22,244       $   2,965      $ (20,569)      $  42,629
                                            =========      =========      =========       =========      =========       =========

BALANCE SHEET (in millions of dollars)

Average Assets                              $   7,151      $   7,731      $   7,769       $     785      $   4,552       $  27,988
Average Deposits                            $  16,270      $   2,221      $      84       $     673      $     240       $  19,488

------------------------------------------------------------------------------------------------------------------------------------

2000
Net Interest Income (FTE)                   $ 134,168      $  68,565      $  51,115       $   8,194      $ (24,151)      $ 237,891
Provision for Loan Losses                       8,330          3,135         14,650             281             --          26,396
Non-Interest income                            68,819         12,445          4,888          19,265         16,235         121,652
Non-Interest expense                          139,842         25,435         62,686          17,679         17,943         263,585
Income Taxes/FTE Adjustment                    19,185         18,354         (7,466)          3,324        (14,365)         19,032
                                            ---------      ---------      ---------       ---------      ---------       ---------
Net income (Loss)                           $  35,630      $  34,086      $ (13,867)      $   6,175      $ (11,494)      $  50,530
                                            =========      =========      =========       =========      =========       =========

BALANCE SHEET (in millions of dollars)

Average Assets                              $   7,173      $   7,085      $   6,571       $     636      $   7,233       $  28,698
Average Deposits                            $  16,259      $   1,894      $      80       $     612      $     937       $  19,782

------------------------------------------------------------------------------------------------------------------------------------
                                                   NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Private
INCOME STATEMENT                             Retail        Corporate        Dealer        Financial      Treasury/       Huntington
(in thousands of dollars)                    Banking        Banking         Sales           Group          Other        Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2001
Net Interest Income (FTE)                   $ 381,306      $ 208,200      $ 172,589       $  29,522      $ (45,613)      $ 746,004
Provision for Loan Losses                      23,106         69,920        107,492              --             --         200,518
Non-Interest income                           227,243         46,106         16,219          57,976         28,839         376,383
Non-Interest expense                          448,318        100,998         80,773          76,850         74,151         781,090
Income Taxes/FTE Adjustment                    47,994         29,186            190           3,727        (53,190)         27,907
                                            ---------      ---------      ---------       ---------      ---------       ---------
Net Income (Loss)                           $  89,131      $  54,202      $     353       $   6,921      $ (37,735)      $ 112,872
                                            =========      =========      =========       =========      =========       =========

BALANCE SHEET (in millions of dollars)

Average Assets                              $   6,333      $   7,492      $   6,476       $     653      $   7,237       $  28,191
Average Deposits                            $  16,019      $   2,157      $      86       $     650      $     309       $  19,221

------------------------------------------------------------------------------------------------------------------------------------

2000
Net Interest Income (FTE)                   $ 393,768      $ 196,145      $ 149,088       $  24,699      $ (48,081)      $ 715,619
Provision for Loan Losses                      14,404          8,625         33,809           1,093             --          57,931
Non-Interest income                           204,167         41,506         18,452          50,169         48,716         363,010
Non-Interest expense                          418,137         77,397         88,379          47,207         30,647         661,767
Income Taxes/FTE Adjustment                    57,888         53,070         15,874           9,299        (29,424)        106,707
                                            ---------      ---------      ---------       ---------      ---------       ---------
Net income                                  $ 107,506      $  98,559      $  29,478       $  17,269      $    (588)      $ 252,224
                                            =========      =========      =========       =========      =========       =========

BALANCE SHEET (in millions of dollars)

Average Assets                              $   6,467      $   6,901      $   6,776       $     540      $   8,058       $  28,742
Average Deposits                            $  16,311      $   1,577      $      76       $     636      $   1,149       $  19,749



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

         The quantitative and qualitative disclosures related to derivatives presented in footnote F of Huntington's first and second quarter 2001 Form 10-Q did not materially change during the third quarter of 2001.

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

         Huntington will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The majority of Huntington's goodwill and other intangible assets relate to its operations located in Florida. In July 2001, Huntington announced that it expects to sell its Florida operations as disclosed in Note H below. The application of the nonamortization provisions of the Statement to the goodwill not impacted by the sale is expected to result in an increase in net income of $8.9 million ($.04 per share) per year. During 2002, Huntington will perform the first of the required impairment tests of the remaining goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on Huntington's earnings and financial position.

         In June 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

         In August 2001, the Financial Accounting Standards Board also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes related, previously issued pronouncements. This Statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale, including accounting for a segment of a business accounted for as a discontinued operation. The Statement also resolves significant implementation issues related to previously issued Statement 121.

         Statements 143 and 144 are not expected to have a material impact on Huntington's results of operations or financial condition.

H.       Sale of Florida Operations

         On September 26, 2001, Huntington signed a definitive agreement to sell its Florida operations to SunTrust Banks, Inc. These operations include approximately $2.9 billion in loans and other tangible assets and $4.7 billion in deposits and other liabilities. This transaction, which is subject to regulatory approval and other conditions, is expected to close in the first quarter of 2002. At that time, Huntington will receive a 15% premium on the deposits sold.

FINANCIAL REVIEW




LOAN PORTFOLIO COMPOSITION


                                                                              SEPTEMBER 30,     December 31,    September 30,
(in thousands of dollars)                                                          2001             2000             2000
--------------------------------------------------------------------          -------------     ------------    -------------
Commercial (unearned income $1,080; $1,538; $1,728) ................           $ 6,655,550      $ 6,633,985      $ 6,494,013
Real Estate
     Construction ..................................................             1,483,871        1,318,899        1,288,897
     Commercial ....................................................             2,374,168        2,253,477        2,218,825
Consumer
     Loans (unearned income $3,005; $4,150; $4,523) ................             6,989,965        6,388,036        6,403,858
     Leases (unearned income $517,195; $515,445; $503,369) .........             3,221,300        3,069,210        3,007,446
     Residential Mortgage ..........................................               858,757          946,584          915,113
                                                                               -----------      -----------      -----------

     TOTAL LOANS ...................................................           $21,583,611      $20,610,191      $20,328,152
                                                                               ===========      ===========      ===========




DEPOSIT COMPOSITION


                                                                              SEPTEMBER 30,     December 31,    September 30,
(in thousands of dollars)                                                          2001             2000             2000
--------------------------------------------------------------------          -------------     ------------    -------------
Demand deposits
     Non-interest bearing ..........................................           $ 3,464,430      $ 3,480,876      $ 3,169,099
     Interest bearing ..............................................             5,302,394        4,645,127        4,359,430
Savings deposits ...................................................             3,458,986        3,527,796        3,541,828
Certificates of deposit
     Less than $100,000 ............................................             5,936,652        5,938,486        5,927,733
     $100,000 or more ..............................................             1,413,068        1,520,547        1,547,529
                                                                               -----------      -----------      -----------
     TOTAL CORE DEPOSITS ...........................................            19,575,530       19,112,832       18,545,619
                                                                               -----------      -----------      -----------
Other domestic time deposits .......................................               128,878          256,106          666,693
Foreign time deposits ..............................................               366,980          408,307          320,854
                                                                               -----------      -----------      -----------

     TOTAL DEPOSITS ................................................           $20,071,388      $19,777,245      $19,533,166
                                                                               ===========      ===========      ===========

FINANCIAL REVIEW



ANALYSIS OF NON-INTEREST INCOME


                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                           ----------------------      PERCENT    ----------------------     PERCENT
(in thousands of dollars)                                    2001          2000        CHANGE       2001          2000       CHANGE
-----------------------------------------------------      --------      --------      -------    --------      --------     -------
Service charges on deposit accounts .................      $ 41,719      $ 39,722        5.0 %    $121,299      $121,479      (0.1)%
Brokerage and insurance income ......................        19,912        15,564       27.9        58,068        44,793      29.6
Trust services ......................................        15,485        13,181       17.5        44,977        39,209      14.7
Mortgage banking ....................................        14,616         9,412       55.3        43,380        26,049      66.5
Electronic banking fees .............................        12,350        11,238        9.9        35,665        32,337      10.3
Bank Owned Life Insurance income ....................         9,560         9,786       (2.3)       28,681        28,458       0.8
Other ...............................................        15,755        11,370       38.6        43,679        34,429      26.9
                                                           --------      --------                 --------      --------

TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS ...       129,397       110,273       17.3       375,749       326,754      15.0
                                                           --------      --------                 --------      --------
Securities gains ....................................         1,059        11,379       N.M.           634        36,256      N.M.
                                                           --------      --------                 --------      --------

TOTAL NON-INTEREST INCOME ...........................      $130,456      $121,652        7.2 %    $376,383      $363,010       3.7 %
                                                           ========      ========                 ========      ========




ANALYSIS OF NON-INTEREST EXPENSE


                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                           ----------------------      PERCENT    ----------------------     PERCENT
(in thousands of dollars)                                    2001          2000        CHANGE       2001          2000       CHANGE
-----------------------------------------------------      --------      --------      -------    --------      --------     -------
Personnel and related costs .........................      $120,767      $109,463       10.3 %    $360,497      $315,940      14.1 %
Equipment ...........................................        20,151        18,983        6.2        59,967        57,258       4.7
Net occupancy .......................................        19,266        19,520       (1.3)       57,234        57,268      (0.1)
Outside data processing and other services ..........        17,375        15,531       11.9        51,700        45,869      12.7
Amortization of intangible assets ...................        10,114        10,311       (1.9)       31,125        28,713       8.4
Marketing ...........................................         6,921         8,557      (19.1)       24,712        24,292       1.7
Telecommunications ..................................         6,859         6,480        5.9        21,191        19,701       7.6
Legal and other professional services ...............         5,912         4,719       25.3        17,644        14,034      25.7
Printing and supplies ...............................         4,450         4,849       (8.2)       14,074        14,422      (2.4)
Franchise and other taxes ...........................         2,470         2,841      (13.1)        6,836         7,914     (13.6)
Other ...............................................        14,605        12,331       18.4        51,296        26,356      94.6
                                                            -------       -------                 --------      --------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
   CHARGES ..........................................       228,890       213,585        7.2       696,276       611,767      13.8
Special charges .....................................        50,817        50,000        1.6        84,814        50,000      69.6
                                                            -------       -------                 --------      --------

TOTAL NON-INTEREST EXPENSE ..........................      $279,707      $263,585        6.1 %    $781,090      $661,767      18.0 %
                                                            =======       =======                 ========      ========



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

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, many of which are beyond Huntington's control, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

         -        changes in business and economic conditions;

         -        movements in interest rates;

         -        competitive pressures on product pricing and services;

         - success and timing of business strategies, including the recently announced comprehensive restructuring and strategic refocusing initiatives;

         -        successful integration of acquired businesses;

         - the nature, extent, and timing of governmental actions and reforms; and

         -        extended disruption of vital infrastructure.

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

         The management of Huntington encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. The following discussion and analysis of the financial performance of Huntington for the third quarter of 2001 should be read in conjunction with the financial statements, notes, and other information contained in this document.

Sale Of Florida Operations

         On September 26, 2001, Huntington signed a definitive agreement to sell its Florida operations to SunTrust Banks, Inc. (SunTrust). These operations include approximately $2.9 billion in loans and other tangible assets, $4.7 billion in deposits and other liabilities, 141 banking offices, and 456 ATMs. This transaction, which is subject to regulatory approval and other conditions, is expected to close in the first quarter of 2002. At that time, Huntington will receive from SunTrust a 15% premium on the deposits sold.

OVERVIEW

         Huntington reported net income of $42.6 million, or $.17 per common share, for the third quarter and $112.9 million, or $.45 per common share, for the nine months of 2001. Net income totaled $50.5 million, or $.20 per common share, and $252.2 million, or $1.01 per common share in the same periods last year.

         On July 12, 2001, Huntington announced a strategic refocusing plan. This plan includes restructuring and other charges associated with the sale of Huntington's Florida operations, the consolidation of numerous branch offices, credit related and other actions to strengthen Huntington's balance sheet. Huntington expects to record total after-tax restructuring and other charges of approximately $140 million ($215 million pre-tax). In the third quarter 2001, Huntington recorded $33.0 million of after-tax charges ($50.8 million pre-tax). Through the third quarter 2001, these after-tax charges totaled $105.2 million ($161.8 million pre-tax), or $.42 per common share.

         Operating earnings, which excludes the impact of these restructuring and other charges, were $75.7 million for the third quarter 2001. This compares with $74.5 million in the second quarter 2001, and $83.0 million in the third quarter 2000, also adjusted to exclude restructuring and other charges. Operating earnings for the nine months ended September 30, 2001, were $218.0 million, compared with $284.7 million for the same period in 2000.

         The following table reconciles Huntington's reported results to its operating results for the three and nine month periods ended September 30, 2001 and 2000:

(in thousands of dollars, except per share amounts)

                                                                 Three months ended September 30,
                                 ------------------------------------------------------------------------------------------------
                                                     2001                                                2000
                                 --------------------------------------------        --------------------------------------------
                                                Restructuring                                       Restructuring
                                 Reported         and Other         Operating        Reported         and Other         Operating
                                 Earnings          Charges          Earnings         Earnings          Charges          Earnings
                                 ---------      -------------       ---------        ---------      -------------       ---------
Net interest income              $ 249,787        $      --         $ 249,787        $ 235,869        $      --         $ 235,869
Provision for loan losses           49,559               --            49,559           26,396               --            26,396
Non-interest income                130,456               --           130,456          121,652               --           121,652
Non-interest expense               279,707           50,817           228,890          263,585           50,000           213,585
                                 ---------        ---------         ---------        ---------        ---------         ---------
Pre-tax income                      50,977          (50,817)          101,794           67,540          (50,000)          117,540
Income taxes                         8,348          (17,786)           26,134           17,010          (17,500)           34,510
                                 ---------        ---------         ---------        ---------        ---------         ---------
Net income                       $  42,629        $ (33,031)        $  75,660        $  50,530        $ (32,500)        $  83,030
                                 =========        =========         =========        =========        =========         =========

Net income per common
   share                         $    0.17        $   (0.13)        $    0.30        $    0.20        $   (0.13)        $    0.33
                                 =========        =========         =========        =========        =========         =========

                                                                 Nine months ended September 30,
                                 ------------------------------------------------------------------------------------------------
                                                     2001                                                2000
                                 --------------------------------------------        --------------------------------------------
                                                Restructuring                                       Restructuring
                                 Reported         and Other         Operating        Reported         and Other         Operating
                                 Earnings          Charges          Earnings         Earnings          Charges          Earnings
                                 ---------      -------------       ---------        ---------      -------------       ---------
Net interest income              $ 740,944        $      --         $ 740,944        $ 709,366        $      --         $ 709,366
Provision for loan losses          200,518           71,718           128,800           57,931               --            57,931
Non-interest income                376,383           (5,250)          381,633          363,010               --           363,010
Non-interest expense               781,090           84,814           696,276          661,767           50,000           611,767
                                 ---------        ---------         ---------        ---------        ---------         ---------
Pre-tax income                     135,719         (161,782)          297,501          352,678          (50,000)          402,678
Income taxes                        22,847          (56,624)           79,471          100,454          (17,500)          117,954
                                 ---------        ---------         ---------        ---------        ---------         ---------
Net income                       $ 112,872        $(105,158)        $ 218,030        $ 252,224        $ (32,500)        $ 284,724
                                 =========        =========         =========        =========        =========         =========

Net income per common
   share                         $    0.45        $   (0.42)        $    0.87        $    1.01        $   (0.13)        $    1.14
                                 =========        =========         =========        =========        =========         =========



         Included in the third quarter 2001 pre-tax charges of $51 million were $16 million for the exit or curtailment of certain e-commerce activities, $10 million related to owned or leased facilities that Huntington has or intends to vacate, $4 million for the reduction of ATMs, $3 million for various employee severance or retention, and $18 million related to non-recurring legal, accounting, consulting, and other operational costs.

         In the second quarter 2001, Huntington recorded pre-tax charges of $111 million, which consisted of $72 million related to credit quality, $37 million for asset impairment, and $2 million for other non-recurring costs. After-tax charges were $72.1 million, or $.29 per common share.

         In the third quarter of 2000, Huntington incurred a pre-tax charge of $50 million ($32.5 million after-tax, or $.13 per common share) to write-down residual values associated with its $3 billion vehicle lease portfolio.

         Earnings per common share for the third quarter and nine months of 2001, excluding the restructuring and other charges, were $.30 and $.87, respectively, compared with $.33 and $1.14 for the same periods in 2000. On this same basis, Huntington's return on average assets (ROA) was 1.07% and 1.03% in the recent three and nine-month periods and its return on average equity (ROE) were 12.64% and 12.20%. For the same periods a year ago, ROA was 1.15% and 1.32% while ROE was 14.04% and 16.87%, respectively.

         "Cash basis" earnings per share, which excludes the effect of amortization of goodwill as well as restructuring and other charges, was $.33 for the third quarter 2001, compared with $.36 per share in the same period last year. Cash basis ROA and ROE, which are computed using cash basis earnings as a percentage of average tangible assets and average tangible equity, were 1.21% and 13.93%, respectively, for the quarter just ended. For the nine months of this year, cash basis ROA and ROE were 1.17% and 13.51%, respectively.

         Total assets were $28.3 billion at September 30, 2001, down 1% from $28.6 billion at the end of 2000. This modest decline reflects the sale of $107 million in residential mortgages during June of this year, and the sale of $1.2 billion in investment securities during the first nine months of 2001 as Huntington continued to sell low-margin investment securities as part of its balance sheet repositioning efforts.

         Managed total loans, which include securitized loans, increased 7% on an annualized basis, up from the 5% annual growth rate in the second quarter and consistent with the rate experienced in the third quarter of 2000. Commercial loans showed an annualized decline of 4%, which was driven by continued slowing in automobile floor plan lending. Floor plan loans declined 21% versus last year because dealers have reduced their inventories while captive auto finance companies have been very aggressive on pricing. Excluding floor plan loans, Commercial loans increased at a rate of 3% for the quarter. Commercial real estate loans increased 16% during the quarter and were up 7% from a year ago. Consumer loans increased 9% during the recent three-month period, driven by strong double-digit growth in home equity loans. Although loan origination volumes slowed somewhat towards the end of the third quarter, indirect automobile loan and leases increased 13%, compared with a 6% growth rate in the second quarter of 2001.

         Average core deposits of $19.1 billion increased 11% on an annualized basis from the second quarter 2001, primarily reflecting an increased emphasis on attracting retail deposits. Average core deposits were also up 7% from the third quarter of 2000.

RESULTS OF OPERATIONS

The results discussed below are on an operating basis in all periods.

NET INTEREST INCOME

         Net interest income was $249.8 million for the three months ended September 30, 2001. Net interest income increased $1.8 million from the immediately preceding quarter and $13.9 million from the third quarter last year. The net interest margin expanded seven basis points from 3.97% for the quarter ended June 30, 2001 to 4.04%, and was up thirty basis points over the three-month period a year ago. The increase in the recent quarter was due to the continued improvement in the mix of earning assets, exhibited by a reduction in lower earning investment securities coupled with a reduction in residential mortgage loans. Additionally, Huntington has been slightly liability sensitive during the period and accordingly, benefited from the decline in short-term rates during the quarter and first nine months of this year. On a year-to-date basis, net interest income was $740.9 million versus $709.4 million and the net interest margin expanded from 3.74% to 3.99%. Huntington's interest rate risk position is further discussed in the "Interest Rate Risk Management" section of this report.

PROVISION FOR LOAN LOSSES

         The provision for loan losses is the charge to pre-tax earnings necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. On an operating basis, the provision for loan losses was $49.6 million for the third quarter, up from $45.8 million in the second quarter and $26.4 million in the third quarter last year. For the nine months, the provision for loan losses was $128.8 million versus $57.9 million a year ago, representing significant increases in net charge-offs and deteriorating economic conditions impacting credit quality.

         Total net charge-offs in the third quarter 2001 were .74%. Excluding 13 basis points of losses charged against reserves established in the second quarter 2001 special charge for portfolios Huntington has exited (subprime auto loan and certain truck and equipment loans), net charge-offs were .61%. This ratio was .73% in the second quarter 2001 and .46% in the third quarter 2000. Even though this ratio was down in the current quarter versus the second quarter 2001, Huntington expects that future net charge-offs will be higher than the current quarter levels given the weaker economic conditions as well as seasonal trends.

         Commercial charge-offs were .56% in the recent quarter versus .67% in the immediately preceding quarter and .24% in the same period last year. Consumer charge-offs were 1.07% in the third quarter. Excluding losses related to the exited businesses for which specific reserves were established in the second quarter 2001, consumer net charge-offs were .85% in the third quarter 2001, compared with .95% in the preceding quarter and .72% in the third quarter 2000. Indirect auto loan and vehicle lease charge-offs declined in the third quarter versus the second. This improvement is consistent with the improvement in vintage loss performance over the past year. However, the third quarter net charge-offs were favorably impacted because second quarter charge-offs included losses associated with the subprime lending portfolio. In the third quarter, these losses were charged against reserves established in the second quarter. On a year-to-date basis, a lower quality origination mix in the fourth quarter of 1999 through the third quarter of 2000, the economic slowdown, and an increase in the average loss per vehicle due to lower used car prices continue to provide unfavorable trends.

NON-INTEREST INCOME

         Non-interest income, excluding security gains, increased to $129.4 million for the recent three months from $110.3 million for the same three months of 2000, or 17.3%. For the nine-month period, non-interest income increased to $375.7 million from $326.8 million a year ago, or 15.0%. All major fee income categories were up during the recent quarter versus the third quarter of 2000. Service charges on deposit accounts increased 5.0% from a year ago, reflecting the impact of lower interest rates on deposit balances, increased sales of cash management products, and pricing increases. Brokerage and insurance revenue increased $4.3 million, or 27.9%, driven by strong growth in insurance and investment banking fees. Annuity sales increased 53% while brokerage income increased 8% year-over-year despite a volatile equity market. Trust income rose 17.5% as a result of increased revenue from the sale of Huntington's proprietary mutual funds. Mortgage banking income for the third quarter was up 55.3% over last year due to the lower interest rate environment. Origination volume increased to $737 million compared with $365 million in the same period a year ago. Other non-interest income was up due to new revenue from the sale of interest rate derivative products to corporate customers.

NON-INTEREST EXPENSE

         Non-interest expense, excluding special charges, totaled $228.9 million in the third quarter and $696.3 million for the first three-quarters of this year, compared with $213.6 million and $611.8 million for the same periods of 2000. This represents increases of 7.2% and 13.8%, respectively. However, non-interest expenses for the third quarter 2001 were down from the second quarter. The increase in third quarter expenses from a year ago was primarily driven by higher sales commissions consistent with the growth in fee income and other personnel related costs and, to a lesser extent, premiums paid for insurance on auto lease residual values. Huntington's efficiency ratio dropped to 57.5% in the recent quarter from 58.6% in the second quarter and 62.0% in the first quarter.

LINES OF BUSINESS

         Below is a brief description of each line of business and a discussion of the business segment results. The financial information by line of business can be found in Note E to the unaudited consolidated financial statements. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are the company's major business lines. A fifth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Operating results, where noted, exclude the impact of restructuring and other charges.

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

         Retail Banking reported net income of $25.1 million and $89.1 million for the third quarter and the nine months of 2001, respectively. These results include after-tax restructuring and other charges of $4.8 million and $8.7 million (pre-tax of $7.3 million and $13.3 million), respectively. Excluding these charges, net income was $29.9 million during the third quarter of 2001, down 16% from the same period last year. The lower interest rate environment pushed net interest income down 11% but positively impacted mortgage banking income by $5.3 million from the year ago third quarter, which helped drive non-interest income up 12%. Non-interest expense increased $7.4 million due to higher commissions consistent with the increased mortgage fee income and increases in other personnel related costs. The retail segment contributed 40% of Huntington's operating net income for the quarter and comprised 30% of its total loan portfolio and 84% of its core deposits.

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

         Corporate Banking net income was $12.9 million for the recent three months versus $34.1 million for the same period last year. For nine months, net income was $54.2 million and $98.6 million for 2001 and 2000, respectively. After-tax restructuring and other charges for 2001 were $.8 million for the third quarter and $4.0 million for the nine months. Excluding these charges, net income was $13.7 million during the third quarter of 2001, down $20.4 million from the same period last year. Increased loan charge-offs of $8.3 million along with loan growth contributed to an increase in the provision for loan losses of $29.0 million for the quarter versus last year. This loan growth helped keep net interest income steady while interest rates fell. Non-interest income for the third quarter increased 42% over the same period last year driven by increases in deposit account services charges, brokerage fees, and letter of credit fees. Non-interest expense also increased $9.0 million compared with last year. Corporate Banking contributed 18% of Huntington's operating net income for the quarter and comprised 36% of its total loan portfolio and 11% of its core deposits.

DEALER SALES

         Dealer Sales product offerings pertain to the automobile lending sector and include floor plan financing, as well as indirect consumer loans and leases. The consumer activities comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

         Dealer Sales reported net income of $22.2 million for the recent quarter and $.4 million year-to-date, compared with a net loss of $13.9 million and net income of $29.5 million for the same periods a year ago. The first nine months of 2001 are impacted by after-tax restructuring and other charges, which totaled $60.5 million ($93.1 million pre-tax) recorded in the second quarter of 2001. The year-to-date provision for loan losses included pre-tax charges of $61.1 million related to deteriorating credit quality. Similarly, non-interest expenses included pre-tax charges totaling $32.0 million related to asset impairment. In the third quarter 2000, Huntington recorded charges of $32.5 million ($50.0 million pre-tax) related to the write-down of lease residual values.

         On an operating basis, Dealer Sales earnings were $22.2 million and $18.6 million for the third quarter 2001 and 2000, and $60.9 million and $62.0 million for the nine-month periods, respectively. Higher securitization income, wider loan and lease spreads, and loan growth drove the increase for the third quarter. The increase in expenses continues to reflect the premiums paid for insurance on Huntington's auto lease residual values. Dealer Sales contributed 29% of Huntington's operating net income for the quarter and comprised 31% of its outstanding loans.

PRIVATE FINANCIAL GROUP

         Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth banking customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, insurance, and deposit and loan products and services.

         PFG's net income for the quarter just ended was $3.0 million and $6.9 million for the first nine months of this year. Non-interest income was up 12% and 16% for the three and nine month periods, respectively, due largely to higher annuity sales. The results for the current quarter include legal and accounting costs of $4.6 million and the nine-month period includes the second quarter $5.3 million loss on the sale of Pacific Gas & Electric commercial paper. Excluding these charges, earnings were $6.0 million for the recent quarter and $13.3 million year-to-date. This segment represented 8% of Huntington's quarterly operating net income and 3% of total loans.

TREASURY/OTHER

         The Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Furthermore, Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $3 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, amortization expense of intangible assets is also a significant component of Treasury/Other.

         This segment reported a net loss of $20.6 million and $37.7 million in the recent three and nine month periods. On an operating basis, excluding asset impairment and other charges related primarily to the exit or curtailment of certain e-commerce activities of

$24.5 million and $25.5 million, respectively, the quarter showed net income of $3.9 million while results for the nine months was a net loss of $12.2 million. The widening of spreads impacted net interest income for the three and nine month periods while the impact from the balance sheet repositioning mentioned earlier offset some of these positive effects in the year-to-date period. Non-interest income for three and nine months was significantly lower, particularly due to security gains in the prior year related to the sale of a portion of Huntington's investment in S1 Corporation common stock.

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

         The results of Huntington's recent sensitivity analysis indicated that net interest income would increase .6% if rates gradually declined 100 basis points from September 30, 2001 implied forward rate levels and would drop .8% if rates rose 100 basis points. If rates declined 200 basis points, Huntington would benefit 1.3%. If rates increased 200 basis points, net interest income would be expected to decline 1.6%, versus the year-end 2000 sensitivity of 3.0% to a 200 basis point increase. The unprecedented low level of interest rates might make the sensitivity of net interest income to falling interest rates less certain than in the past. The decline in sensitivity over the past year was primarily due to the previously mentioned sales of low margin fixed rate investment securities. These sales were part of management's effort to restructure the balance sheet and reduce sensitivity to interest rate changes in order to stabilize Huntington's revenue base.

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

         Total NPAs were $210.1 million at September 30, 2001, increasing $44.1 million from $166.0 million at June 30, 2001. Total NPAs were $88.5 million at September 30, 2000. NPAs as a percent of total loans and other real estate were
 .97%, .79%, and .44%, at the end of the same respective periods. Given the weakened economic conditions, Huntington expects that NPAs will increase from the recent quarter level.

         Loans past due ninety days or more but continuing to accrue interest increased to $92.8 million from $67.1 million at June 30, 2001, and from $80.3 million at September 30, 2000. This represented .43%, .32% and .39% of total loans, respectively.

         Certain industries have been identified as being particularly vulnerable to the weakening economic environment such as hotels, restaurants, amusement/recreation, insurance, and airlines. At September 30, 2001, these industries comprised only 6% of the total commercial and commercial real estate portfolios.

         The ALL is maintained at a level considered appropriate by management, based on its estimate of losses inherent in the loan portfolio. The procedures employed by Huntington to evaluate the adequacy of the ALL include an analysis of specific credits and the application of relevant reserve factors that represent relative risk (based on portfolio trends, current and historic loss experience, and prevailing economic conditions) to specific portfolio segments. Specific reserves are established on larger, impaired commercial and industrial and commercial real estate credits and are based on discounted cash flow models using the loan's initial effective rate or the fair value of the collateral for collateral-dependent loans. Allocated reserves include management's assessment of portfolio performance, internal controls, impacts from mergers and acquisitions, and other pertinent risk factors. For analytical purposes, the ALL has been allocated to various portfolio segments. However, the total ALL, less the portion attributable to reserves as prescribed under provisions of SFAS No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of nonperforming loans. Total unallocated reserves were 11% and 15% at September 30, 2001 and 2000, respectively.

         The ALL reserve ratio was 1.67% at the recent quarter end versus 1.45% at the most recent year-end and third quarter of last year. As of September 30, 2001, the ALL covered non-performing loans approximately 1.8 times and, when combined with the allowance for other real estate owned, was 171% of total nonperforming assets.

CAPITAL

         Capital is managed at each subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. Huntington also recognizes the importance of managing capital and continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders. Huntington's average equity to average assets was 8.49% in the third quarter, up from 8.20% in the quarter ended September 30, 2000. Tangible equity to assets, which excludes intangible assets as well as unrealized losses on securities available for sale and derivatives, was 5.96% at the end of the recent quarter compared with 5.73% last year.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio was 6.97%, total risk-based capital ratio was 10.13%, and the leverage ratio was 7.10% at the recent quarter-end. The Huntington National Bank, Huntington's bank subsidiary, also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

         During the second quarter of 2000, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program. Repurchased shares are being reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for stock dividends, acquisitions, and other corporate purposes. During 2000, Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire Banc Corporation in June 2000 and the J. Rolfe Davis Insurance Agency Inc. in August 2000. As of September 30, 2001, approximately
15.3 million shares remained available under the authorization. Huntington has not repurchased any shares since September 30, 2000.

         Huntington's comprehensive restructuring and strategic refocusing plan announced July 12, 2001 included several actions to strengthen its capital position, such as the previously mentioned sale of its Florida operations and subsequent repurchase of shares. This sale will free up a significant amount of capital. The subsequent repurchase of shares is expected to result in a minimum tangible equity to asset ratio of 6.50%.

         Beginning with the dividends declared in the third quarter 2001, Huntington reduced its cash dividend to shareholders by 20% to bring its payout ratio more in line with industry peers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found on page 21 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Annual Report on Form 10-K for the year ended December 31, 2000.

FINANCIAL REVIEW

SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


(in thousands of dollars)                                SEPTEMBER 30, 2001                        DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                  AMORTIZED                                 Amortized
                                                     COST              FAIR VALUE              Cost              Fair Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year .....................           $    1,086           $    1,108           $    1,455           $    1,466
     1-5 years ........................                1,503                1,663                2,007                2,110
     6-10 years .......................                6,417                7,018                6,407                6,706
     Over 10 years ....................                  413                  445                  413                  446
                                                  ----------           ----------           ----------           ----------
        Total .........................                9,419               10,234               10,282               10,728
                                                  ----------           ----------           ----------           ----------
Federal agencies
     Mortgage-backed securities
     1-5 years ........................               36,746               37,491                   --                   --
     6-10 years .......................               78,287               80,625               22,757               22,987
     Over 10 years ....................              743,357              766,721            1,515,883            1,508,914
                                                  ----------           ----------           ----------           ----------
        Total .........................              858,390              884,837            1,538,640            1,531,901
                                                  ----------           ----------           ----------           ----------
Other agencies
     Under 1 year .....................                   --                   --               20,000               19,913
     1-5 years ........................              878,862              907,499            1,029,073            1,017,230
     6-10 years .......................               73,120               74,851              146,376              144,313
     Over 10 years ....................              465,520              476,017              566,760              559,946
                                                  ----------           ----------           ----------           ----------
        Total .........................            1,417,502            1,458,367            1,762,209            1,741,402
                                                  ----------           ----------           ----------           ----------
Total U.S. Treasury and Federal
        Agencies ......................            2,285,311            2,353,438            3,311,131            3,284,031
                                                  ----------           ----------           ----------           ----------
Other
     Under 1 year .....................               11,203               11,211               21,098               20,826
     1-5 years ........................              198,660              200,352              215,978              217,453
     6-10 years .......................               45,561               45,841               88,872               87,415
     Over 10 years ....................              341,675              330,777              403,730              388,731
     Marketable equity securities .....               50,254               49,548               87,674               92,069
                                                  ----------           ----------           ----------           ----------
        Total .........................              647,353              637,729              817,352              806,494
                                                  ----------           ----------           ----------           ----------
Total Securities Available for Sale ...           $2,932,664           $2,991,167           $4,128,483           $4,090,525
                                                  ==========           ==========           ==========           ==========

CONSOLIDATED FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)



------------------------------------------------             ------------           ------------            ------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                         2001                   2000                  % Change
------------------------------------------------             ------------           ------------            ------------
NET INCOME(1) ..................................              $ 75,660               $ 83,030                   (8.9)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ................................              $   0.30               $   0.33                   (9.1)
          Diluted ..............................              $   0.30               $   0.33                   (9.1)
     Cash dividends declared ...................              $   0.16               $   0.20                  (20.0)

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2) ...               252,203                252,033                    0.1

KEY RATIOS
Return on:
     Average total assets ......................                 1.07%                  1.15%                   (7.0)
     Average shareholders' equity ..............                12.64%                 14.04%                  (10.0)
Efficiency ratio ...............................                57.48%                 58.38%                   (1.6)
Average equity/average assets ..................                 8.49%                  8.20%                    3.5
Net interest margin ............................                 4.04%                  3.74%                    8.0

TANGIBLE OR "CASH BASIS" RATIOS(3)

Net Income Per Common Share -- Diluted(2) ......              $   0.33               $   0.36                   (8.3)
Return on:
     Average total assets ......................                 1.21%                  1.29%                   (6.2)
     Average shareholders' equity ..............                13.93%                 15.33%                   (9.1)

------------------------------------------------              ------------        ------------            ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                           2001                2000                  % Change
------------------------------------------------              ------------        ------------            ------------
NET INCOME(1) ..................................              $218,030               $284,724                  (23.4)%
PER COMMON SHARE AMOUNTS(2)
     Net income
          Basic ................................              $   0.87               $   1.15                  (24.3)
          Diluted ..............................              $   0.87               $   1.14                  (23.7)
     Cash dividends declared ...................              $   0.56               $   0.56                    0.0

AVERAGE COMMON SHARES OUTSTANDING-DILUTED(2) ...               251,537                248,909                    1.1

KEY RATIOS
Return on:

     Average total assets ......................                 1.03%                  1.32%                  (22.0)
     Average shareholders' equity ..............                12.20%                 16.87%                  (27.7)
Efficiency ratio ...............................                59.30%                 55.39%                    7.0
Average equity/average assets ..................                 8.47%                  7.84%                    8.0
Net interest margin ............................                 3.99%                  3.74%                    6.7

TANGIBLE OR "CASH BASIS" RATIOS(3)

Net Income Per Common Share -- Diluted(2) ......              $   0.96               $   1.23                  (22.0)
Return on:
     Average total assets ......................                 1.17%                  1.45%                  (19.3)
     Average shareholders' equity ..............                13.51%                 18.08%                  (25.3)

(1) Income component excludes the after-tax impact of Restructuring and Other Charges. ($33,031 in 3Q '01; $72,127 in 2Q '01; $32,500 in 3Q
         '00)

(2)      Adjusted for stock splits and stock dividends, as applicable.

(3) Tangible or "Cash Basis" net income excludes amortization of goodwill. Related asset amount excluded from total assets and shareholders' equity.

FINANCIAL REVIEW

LOAN LOSS EXPERIENCE


                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
(in thousands of dollars)                                                SEPTEMBER 30,                         SEPTEMBER 30,
-----------------------------------------------------------       ---------------------------           ---------------------------
                                                                   2001(1)             2000              2001(1)             2000
                                                                  ---------         ---------           ---------         ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD ............       $ 352,243         $ 296,891           $ 297,880         $ 299,309
  Allowance of assets acquired/other ......................              --                --                  --             7,900
  Loan losses .............................................         (49,386)          (29,499)           (160,507)          (77,916)
  Recoveries of loans previously charged off ..............           9,643             5,705              27,206            20,325
  Allowance of securitized loans ..........................          (1,613)           (4,807)             (4,651)          (12,863)
  Provision for loan losses ...............................          49,559            26,396             200,518            57,931
                                                                  ---------         ---------           ---------         ---------

ALLOWANCE FOR LOAN LOSSES, END OF PERIOD ..................       $ 360,446         $ 294,686           $ 360,446         $ 294,686
                                                                  =========         =========           =========         =========

AS A % OF AVERAGE TOTAL LOANS

  Net loan losses--annualized .............................           0.74%             0.46%               0.85%             0.37%
  Net loan losses--annualized excluding special charges ...           0.61%             0.46%               0.63%             0.37%
  Allowance for loan losses as a % of total sales .........           1.67%             1.45%               1.67%             1.45%
  Net loan loss coverage(2) ...............................           3.81X             6.05x               3.20X             8.00x

(1)      Including restructuring and other charges unless otherwise indicated.

(2) Income or loss before taxes (excluding restructuring & other charges) and the provision for loan losses to net loan losses.


NON-PERFORMING ASSETS AND PAST DUE LOANS


                                                                      2001                                    2000
                                                    ----------------------------------------        ------------------------
(in thousands of dollars)                              3Q              2Q              1Q              4Q              3Q
---------------------------------------------       --------        --------        --------        --------        --------
Non-accrual loans:
   Commercial ...............................       $148,177        $116,044        $ 62,716        $ 55,804        $ 44,918
   Real Estate

      Construction ..........................         10,983           4,572           6,735           8,687           7,973
      Commercial ............................         29,899          22,298          28,158          18,015          13,722
      Residential ...........................         11,666          11,868          11,949          10,174           8,588
                                                    --------        --------        --------        --------        --------
Total Nonaccrual Loans ......................        200,725         154,782         109,558          92,680          75,201
Renegotiated loans ..........................          1,286           1,290           1,297           1,304           1,311
                                                    --------        --------        --------        --------        --------

TOTAL NON-PERFORMING LOANS ..................        202,011         156,072         110,855          93,984          76,512
Other real estate, net ......................          8,050           9,913          14,031          11,413          11,982
                                                    --------        --------        --------        --------        --------

TOTAL NON-PERFORMING ASSETS .................       $210,061        $165,985        $124,886        $105,397        $ 88,494
                                                    ========        ========        ========        ========        ========

NON-PERFORMING LOANS AS A
   % OF TOTAL LOANS .........................          0.94%           0.74%           0.53%           0.46%           0.38%
NON-PERFORMING ASSETS AS A
   % OF TOTAL LOANS AND OTHER REAL ESTATE ...          0.97%           0.79%           0.60%           0.51%           0.44%
ALLOWANCE FOR LOAN LOSES AS A % OF
   NON-PERFORMING LOANS .....................        178.43%         225.69%         272.23%         316.95%         385.15%
ALLOWANCE FOR LOAN LOSSES AND OTHER REAL
   ESTATE AS A % OF NON-PERFORMING ASSETS ...        171.08%         211.20%         239.42%         279.16%         326.77%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE .....       $ 92,791        $ 67,077        $102,658        $ 80,306        $ 80,290
                                                    ========        ========        ========        ========        ========

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis(1)                            3RD QUARTER 2001         2ND QUARTER 2001         1ST QUARTER 2001
                                                       -------------------      -------------------      -------------------
                                                       AVERAGE      YIELD/      AVERAGE      YIELD/      AVERAGE      YIELD/
(in millions of dollars)                               BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
--------------------------------------------------     -------     -------      -------     -------      -------     -------
ASSETS
Interest bearing deposits in banks ...............     $     5      3.75 %      $     5      5.09 %      $     5      5.24 %
Trading account securities .......................           8      3.83             39      5.15             48      5.52
Federal funds sold and securities purchased
   under resale agreements .......................          86      3.20             93      4.21            164      5.78
Loans held for sale ..............................         344      7.18            420      6.96            240      7.19
Securities:(3)
     Taxable .....................................       2,896      6.71          3,368      6.26          3,606      6.72
     Tax exempt ..................................         140      7.38            201      7.26            248      7.55
                                                       -------                  -------                  -------
           Total Securities ......................       3,036      6.75          3,569      6.32          3,854      6.77
                                                       -------                  -------                  -------
Loans:
     Commercial ..................................       6,681      6.92          6,741      7.44          6,678      8.19
     Real Estate
           Construction ..........................       1,388      6.62          1,303      7.43          1,263      8.31
           Commercial ............................       2,346      7.54          2,294      7.92          2,324      8.40
     Consumer
           Loans .................................       6,865      8.12          6,552      8.57          6,397      8.95
           Leases ................................       3,214      6.66          3,189      6.71          3,082      6.90
           Residential Mortgage ..................         854      7.54            942      7.72            960      7.91
                                                       -------                  -------                  -------
           Total Consumer ........................      10,933      7.65         10,683      7.94         10,439      8.25
                                                       -------                  -------                  -------
Total Loans ......................................      21,348      7.34         21,021      7.75         20,704      8.25
                                                       -------                  -------                  -------
Allowance for loan losses ........................         358                      316                      307
                                                       -------                  -------                  -------
Net loans(2) .....................................      20,990      7.87         20,705      8.31         20,397      8.74
                                                       -------                  -------                  -------
Total earning assets .............................      24,827      7.70 %       25,147      7.98 %       25,015      8.39 %
                                                       -------                  -------                  -------
Cash and due from banks ..........................         910                      910                      952
All other assets .................................       2,609                    2,608                    2,579
                                                       -------                  -------                  -------
TOTAL ASSETS .....................................     $27,988                  $28,349                  $28,239
                                                       =======                  =======                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ...............     $ 3,341                  $ 3,252                  $ 3,213
     Interest bearing demand deposits ............       5,096      2.74 %        4,799      2.87 %        4,597      3.29 %
     Savings deposits ............................       3,472      3.00          3,547      3.42          3,505      3.85
     Certificates of deposit .....................       7,202      5.40          7,012      5.74          7,318      6.01
                                                       -------                  -------                  -------
           Total core deposits ...................      19,111      3.31         18,610      3.55         18,633      3.89
                                                       -------                  -------                  -------
Other domestic time deposits .....................         120      4.42            118      5.57            167      6.37
Foreign time deposits ............................         257      3.39            377      4.11            267      5.45
                                                       -------                  -------                  -------
     Total deposits ..............................      19,488      3.32         19,105      3.58         19,067      3.94
                                                       -------                  -------                  -------
Short-term borrowings ............................       2,157      3.69          2,759      4.37          2,504      5.37
Medium-term notes ................................       1,990      6.12          2,005      6.59          2,240      6.64
Subordinated notes and other long-term debt,
   including preferred capital securities ........       1,167      5.19          1,180      5.96          1,171      6.81
                                                       -------                  -------                  -------
     Total interest bearing liabilities ..........      21,461      4.23 %       21,797      4.62 %       21,769      5.12 %
                                                       -------                  -------                  -------
All other liabilities ............................         811                      897                      869
Shareholders' equity .............................       2,375                    2,403                    2,388
                                                       -------                  -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......     $27,988                  $28,349                  $28,239
                                                       =======                  =======                  =======

Net interest rate spread .........................                  3.47 %                   3.36 %                   3.27 %
Impact of non-interest bearing funds on margin ...                  0.57 %                   0.61 %                   0.66 %
NET INTEREST MARGIN ..............................                  4.04 %                   3.97 %                   3.93 %

--------------------------------------------------

(1)      Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

(3)      Yields are based on amortized cost.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES (QUARTERLY DATA)

Fully Tax Equivalent Basis(1)                            4th Quarter 2000         3rd Quarter 2000
                                                       -------------------      -------------------
                                                       Average      Yield/      Average      Yield/
(in millions of dollars)                               Balance       Rate       Balance       Rate
--------------------------------------------------     -------     -------      -------     -------
ASSETS
Interest bearing deposits in banks ...............     $     5      5.50 %      $     5      6.13 %
Trading account securities .......................          17      6.56             11      6.54
Federal funds sold and securities purchased
   under resale agreements .......................          85      6.53            136      6.43
Loans held for sale ..............................         129      7.74             99      8.51
Securities:(3)
     Taxable .....................................       4,410      6.31          4,273      6.33
     Tax exempt ..................................         264      7.53            270      7.57
                                                       -------                  -------
           Total Securities ......................       4,674      6.38          4,543      6.40
                                                       -------                  -------
Loans:
     Commercial ..................................       6,543      8.65          6,454      8.74
     Real Estate
           Construction ..........................       1,306      8.87          1,283      8.88
           Commercial ............................       2,227      8.64          2,193      8.60
     Consumer
           Loans .................................       6,425      8.90          6,392      8.82
           Leases ................................       3,049      6.92          2,976      6.79
           Residential Mortgage ..................         940      7.94          1,325      7.64
                                                       -------                  -------
           Total Consumer ........................      10,414      8.24         10,693      8.11
                                                       -------                  -------
Total Loans ......................................      20,490      8.45         20,623      8.41
                                                       -------                  -------
Allowance for loan losses ........................         302                      302
                                                       -------                  -------
Net loans(2) .....................................      20,188      8.96         20,321      8.90
                                                       -------                  -------
Total earning assets .............................      25,400      8.47 %       25,417      8.43 %
                                                       -------                  -------
Cash and due from banks ..........................         960                      968
All other assets .................................       2,597                    2,615
                                                       -------                  -------
TOTAL ASSETS .....................................     $28,655                  $28,698
                                                       =======                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits ...............     $ 3,308                  $ 3,425
     Interest bearing demand deposits ............       4,496      3.62 %        4,385      3.47 %
     Savings deposits ............................       3,498      4.28          3,528      4.14
     Certificates of deposit .....................       7,522      6.07          7,450      5.94
                                                       -------                  -------
          Total core deposits ....................      18,824      4.96         18,788      4.82
                                                       -------                  -------
Other domestic time deposits .....................         365      6.68            433      6.55
Foreign time deposits ............................         322      6.37            561      6.63
                                                       -------                  -------
     Total deposits ..............................      19,511      5.02         19,782      4.93
                                                       -------                  -------
Short-term borrowings ............................       2,133      6.00          2,014      6.12
Medium-term notes ................................       2,665      6.85          2,592      6.81
Subordinated notes and other long-term debt,
   including preferred capital securities ........       1,171      7.42          1,171      7.39
                                                       -------                  -------
     Total interest bearing liabilities ..........      22,172      5.46 %       22,134      5.39 %
                                                       -------                  -------
All other liabilities ............................         822                      787
Shareholders' equity .............................       2,353                    2,352
                                                       -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......     $28,655                  $28,698
                                                       =======                  =======

Net interest rate spread .........................                  3.01 %                   3.04 %
Impact of non-interest bearing funds on margin ...                  0.69 %                   0.70 %
NET INTEREST MARGIN ..............................                  3.70 %                   3.74 %

SELECTED QUARTERLY INCOME STATEMENT DATA

                                                                           2001                            2000
                                                            ----------------------------------     ---------------------
(in thousands of dollars, except per share amounts) (1)        3Q           2Q           1Q           4Q           3Q
-------------------------------------------------------     --------     --------     --------     --------     --------
TOTAL INTEREST INCOME .................................     $478,834     $498,959     $517,975     $537,661     $535,791
TOTAL INTEREST EXPENSE ................................      229,047      250,926      274,851      304,595      299,922
                                                            --------     --------     --------     --------     --------
NET INTEREST INCOME ...................................      249,787      248,033      243,124      233,066      235,869
Provision for loan losses .............................       49,559       45,777       33,464       32,548       26,396
                                                            --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...........................      200,228      202,256      209,660      200,518      209,473
                                                            --------     --------     --------     --------     --------
Service charges on deposit accounts ...................       41,719       40,673       38,907       39,248       39,722
Brokerage and insurance income ........................       19,912       19,388       18,768       17,078       15,564
Trust services ........................................       15,485       15,178       14,314       14,404       13,181
Mortgage banking ......................................       14,616       18,733       10,031       11,976        9,412
Electronic banking fees ...............................       12,350       12,217       11,098       11,546       11,238
Bank Owned Life Insurance income ......................        9,560        9,561        9,560       11,086        9,786
Other .................................................       15,755       14,956       12,968       24,366       11,370
                                                            --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   GAINS ..............................................      129,397      130,706      115,646      129,704      110,273
Securities gains ......................................        1,059        2,747        2,078          845       11,379
                                                            --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME .............................      130,456      133,453      117,724      130,549      121,652
                                                            --------     --------     --------     --------     --------
Personnel and related costs ...........................      120,767      122,068      117,662      105,810      109,463
Equipment .............................................       20,151       19,844       19,972       20,811       18,983
Net occupancy .........................................       19,266       18,188       19,780       18,614       19,520
Outside data processing and other services ............       17,375       17,671       16,654       16,142       15,531
Amortization of intangible assets .....................       10,114       10,435       10,576       10,494       10,311
Marketing .............................................        6,921        7,852        9,939       10,592        8,557
Telecommunications ....................................        6,859        7,207        7,125        6,524        6,480
Legal and other professional services .................        5,912        6,763        4,969        6,785        4,719
Printing and supplies .................................        4,450        4,565        5,059        5,212        4,849
Franchise and other taxes .............................        2,470        2,246        2,120        3,163        2,841
Other .................................................       14,605       16,457       20,234       19,703       12,331
                                                            --------     --------     --------     --------     --------

TOTAL NON-INTEREST EXPENSE ............................      228,890      233,296      234,090      223,850      213,585
                                                            --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ............................      101,794      102,413       93,294      107,217      117,540
Provision for income taxes ............................       26,134       27,909       25,428       30,995       34,510
                                                            --------     --------     --------     --------     --------

NET INCOME ............................................     $ 75,660     $ 74,504     $ 67,866     $ 76,222     $ 83,030
                                                            ========     ========     ========     ========     ========

PER COMMON SHARE(2)
 Net income
     Diluted ..........................................     $   0.30     $   0.30     $   0.27     $   0.30     $   0.33
     Diluted - Cash Basis .............................     $   0.33     $   0.33     $   0.30     $   0.33     $   0.36
 Cash Dividends Declared ..............................     $   0.16     $   0.20     $   0.20     $   0.20     $   0.20

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income ...................................     $249,787     $248,033     $243,124     $233,066     $235,869
Tax Equivalent Adjustment(3) ..........................        1,442        1,616        2,002        2,057        2,022
                                                            --------     --------     --------     --------     --------
Tax Equivalent Net Interest Income ....................     $251,229     $249,649     $245,126     $235,123     $237,891
                                                            ========     ========     ========     ========     ========

(1) Excludes the after-tax impact of Restructuring and Other Charges ($33,031 in 3Q 2001; $72,127 in 2Q 2001 and $32,500 in 3Q 2000).

(2)      Adjusted for stock splits and stock dividends, as applicable.

(3)      Calculated assuming a 35% tax rate.

--------------------------------------------------------------------------------
STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND REGULATORY CAPITAL DATA



QUARTERLY COMMON STOCK SUMMARY (1)
--------------------------------------------------------------------------------



                                                                     2001                                      2000
                                             -------------------------------------------------     ------------------------------
                                                  3Q                 2Q               1Q                4Q               3Q
                                             --------------     -------------     ------------     -------------    -------------

High...............................             $ 19.280          $ 17.000          $ 18.000          $ 16.375         $ 18.813
Low................................               15.150            13.875            12.625            12.516           14.375
Close..............................               17.310            16.375            14.250            16.188           14.688
Cash dividends declared............             $   0.16          $   0.20          $   0.20          $   0.20         $   0.20


Note: Stock price quotations were obtained from NASDAQ.


KEY RATIOS AND STATISTICS
--------------------------------------------------------------------------------


                                                                   2001                                         2000
MARGIN ANALYSIS - AS A %                    -------------------------------------------------       ------------------------------
OF AVERAGE EARNING ASSETS (2)                    3Q                 2Q               1Q                  4Q               3Q
-------------------------------------       --------------     -------------     ------------       -------------    -------------

Interest Income......................              7.70%             7.98%             8.39%               8.47%            8.43%
Interest Expense.....................              3.66%             4.01%             4.46%               4.77%            4.69%
                                            --------------     -------------     ------------       -------------    -------------
     Net Interest Margin.............              4.04%             3.97%             3.93%               3.70%            3.74%
                                            ==============     =============     ============       =============    =============

RETURN ON (3)
--------------------------------------------------------------------------------


Average total assets.......................      1.07%             1.05%             0.97%                1.06%             1.15%
Average total assets - cash basis..........      1.21%             1.19%             1.11%                1.19%             1.29%

Average shareholders' equity...............     12.64%            12.43%            11.53%               12.89%            14.04%
Average shareholders' equity - cash basis..     13.93%            13.72%            12.86%               14.20%            15.33%

Efficiency Ratio (3).......................     57.48%            58.59%            61.95%               58.48%            58.38%

Effective tax rate (3).....................     25.67%            27.25%            27.26%               28.91%            29.36%



REGULATORY CAPITAL DATA
--------------------------------------------------------------------------------


                                                                     2001                                       2000
                                              -------------------------------------------------     ------------------------------
(in millions of dollars)                           3Q                 2Q               1Q                4Q               3Q
------------------------------------------    --------------     -------------     ------------     -------------    -------------

Total Risk-Adjusted Assets................       $ 27,757          $ 27,375          $ 27,230          $ 26,880         $ 26,370

Tier 1 Risk-Based Capital Ratio...........           6.97%             7.01%             7.19%             7.19%            7.20%
Total Risk-Based Capital Ratio............          10.13%            10.20%            10.31%            10.46%           10.64%
Tier 1 Leverage Ratio.....................           7.10%             6.96%             7.12%             6.93%            6.80%
Tangible Equity/Asset Ratio...............           5.96%             5.97%             6.01%             5.87%            5.73%


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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           2. Purchase and Assumption Agreement, dated September 25, 2001, among Huntington Bancshares Incorporated, The Huntington National Bank, and SunTrust Banks, Inc.

                           3.       (ii) Amended and Restated Bylaws.

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

                           99.      Earnings to Fixed Charges

                  (b)      Reports on Form 8-K

                           1. A report on Form 8-K, dated July 12, 2001, was filed under report item numbers 5 and 7, concerning a comprehensive restructuring and strategic refocus on Huntington's core Midwest markets.

                           2. A report on Form 8-K, dated July 18, 2001, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the second quarter and year ended June 30, 2001.

                           3. A report on Form 8-K, dated August 16, 2001, was filed under report item number 5, announcing that Thomas E. Hoaglin was appointed Chairman of the Board of Huntington and its principal subsidiary, The Huntington National Bank ("HNB"), succeeding Mr. Wobst in these positions.

                           4. A report on Form 8-K, dated September 26, 2001, was filed under report item number 5 and 7, announcing the sale of Huntington's Florida operations to SunTrust Banks, Inc.

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



                       Huntington Bancshares Incorporated
                       ----------------------------------
                                  (Registrant)




Date:    November 14, 2001              /s/ Richard A. Cheap
                                        ------------------------------------
                                            Richard A. Cheap
                                            General Counsel and Secretary




Date:    November 14, 2001              /s/ Michael J. McMennamin
                                        ------------------------------------
                                            Michael J. McMennamin
                                            Vice Chairman, Chief Financial
                                            Officer and Treasurer (Principal
                                            Financial Officer)