Form 10-K
period 2001-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2002-03-07
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)
             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission file Number 0-2525

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            MARYLAND                                    31-0724920
            --------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

    HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH             43287
    --------------------------------------------------             -----
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2001, was $4,019,925,610. As of January 31, 2002, 251,214,602 shares of common stock without par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2002 Annual Shareholders' Meeting.

                       HUNTINGTON BANCSHARES INCORPORATED

                                     INDEX

Part I.

     Item 1.      Business                                                                       3

     Item 2.      Properties                                                                     13

     Item 3.      Legal Proceedings                                                              13

     Item 4.      Submission of Matters to a Vote of Security Holders                            13

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters          13

     Item 6.      Selected Financial Data                                                        14

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                     15

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                     40

     Item 8.      Financial Statements and Supplementary Data                                    40

                  Report of Management                                                           40

                  Report of Independent Auditors                                                 40

                  Consolidated Balance Sheets --
                  December 31, 2001 and 2000                                                     41

                  Consolidated Statements of Income --
                  Twelve Months Ended December 31, 2001, 2000 and 1999                           42

                  Consolidated Statements of Changes in Shareholders' Equity --
                  Twelve Months Ended December 31, 2001, 2000 and 1999                           43

                  Consolidated Statements of Cash Flows --
                  Twelve Months Ended December 31, 2001, 2000 and 1999                           44

                  Notes to Consolidated Financial Statements                                     45

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           74

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                             75

     Item 11.     Executive Compensation                                                         75

     Item 12.     Security Ownership of Certain Beneficial Owners and Management                 75

     Item 13.     Certain Relationships and Related Transactions                                 75

Part IV.

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K               75

                       HUNTINGTON BANCSHARES INCORPORATED
                                     PART I

Item 1: Business

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a multi-state bank holding company that also qualified as a financial holding company in March 2000. Huntington is headquartered in Columbus, Ohio. Its subsidiaries conduct a full-service commercial and consumer banking business, engage in mortgage banking, merchant banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, selling other insurance products, issuing commercial paper guaranteed by Huntington, and provide other financial products and services. At December 31, 2001, Huntington's subsidiaries had 155 banking offices in Ohio, 114 banking offices in Michigan, 143 banking offices in Florida, 30 banking offices in West Virginia, 21 banking offices in Indiana, 12 banking offices in Kentucky, and one foreign office in each of the Cayman Islands and Hong Kong. The Huntington Mortgage Company, a wholly owned subsidiary, has loan origination offices in the Midwest and on the East Coast. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2001, Huntington and its subsidiaries had 9,743 full-time equivalent employees.

         A brief discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis on beginning on page 32 of this report and the financial statement results can be found in Note 21 of the Notes to Consolidated Financial Statements beginning on page 68.

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington's markets has been intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure on Huntington's business. Finally, financial services reform legislation enacted in November 1999 eliminates the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation permits bank holding companies that elect to become financial holding companies to engage in a broad range of financial activities, including defined securities and insurance activities, and to affiliate with securities and insurance firms. Correspondingly, it permits securities and insurance firms to engage in banking activities under specified conditions. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.

         In July 2001, Huntington announced a comprehensive strategic and financial restructuring plan designed to refocus its operations on core activities in the Midwest. As part of the plan, in September 2001, Huntington entered into an agreement for the sale of its Florida retail and commercial operations. The sale closed on February 15, 2002. Immediately after the sale of these Florida operations, Huntington's subsidiaries had a total of 332 domestic banking offices, only two of which are located in Florida. After the sale, Huntington had 8,552 full-time equivalent employees.

REGULATORY MATTERS

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

GENERAL

         As a financial holding company, Huntington is subject to examination and supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Huntington is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries. It is also required to obtain Federal Reserve Board approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank.

         Pursuant to the Gramm-Leach-Bliley Act of 1999 (GLB Act), however, Huntington may engage in, or own or control companies that engage in, any activities determined by the Federal Reserve Board to be financial in nature or incidental to activities financial in nature, or complementary to financial activities, provided that such complementary activities do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. In addition, the GLB Act designated various other lending, advisory, insurance underwriting, securities underwriting, dealing and market-making, and merchant banking activities to those activities previously approved for bank holding companies by the Federal Reserve Board, as financial in nature, and authorized the Federal Reserve Board, in coordination with the Office of the Comptroller of the Currency (OCC), to determine that additional activities are financial in nature or incidental to activities that are financial in nature. Except for the acquisition of a savings association, Huntington may commence any new financial activity with only subsequent 30 day notice to the Federal Reserve Board.

         Huntington's national bank subsidiary is subject to examination and supervision by the OCC. Its deposits are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC), although certain deposits were acquired from savings associations and are insured by the Savings Association Insurance Fund (SAIF) of the FDIC. Huntington's nonbank subsidiaries are also subject to examination and supervision by the Federal Reserve Board (or, in the case of nonbank subsidiaries of the national bank subsidiary, by the OCC), and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the Securities and Exchange Commission.

         In addition to the impact of federal and state regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

HOLDING COMPANY STRUCTURE

         Huntington has one national bank subsidiary and numerous nonbank subsidiaries. The national bank subsidiary is subject to affiliate transaction restrictions under federal law which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiaries of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities. Under applicable regulations, at December 31, 2001, approximately $288.2 million was available for loans to Huntington from its subsidiary bank.

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

         Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank's capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock of any assessed shareholder failing to pay the assessment. Huntington, as the sole shareholder of its subsidiary bank, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution's note obligations, in the event of a liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of Huntington's depository subsidiary, including the FDIC, as the subrogee of such holders, would receive priority over the holders of notes and other senior debt of such subsidiary in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of its subsidiary.

DIVIDEND RESTRICTIONS

         Dividends from Huntington's subsidiary bank are a significant source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 2001, Huntington declared cash dividends to its shareholders of approximately $180.8 million. There are, however, statutory limits on the amount of dividends that Huntington's subsidiary bank can pay to Huntington without regulatory approval.

         Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2002 of approximately $91.7 million plus an additional amount equal to its net profits during 2002.

         If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

         Huntington's bank subsidiary is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory, and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums, either on its deposits insured by the BIF or on that portion of its deposits acquired from savings and loan associations and insured by the SAIF. Although not currently subject to FDIC assessments for insurance premiums, the bank subsidiary is required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding. The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF or the SAIF. The FDIC is also conducting a comprehensive review of the deposit insurance system to study alternatives for pricing, funding, and coverage.

CAPITAL REQUIREMENTS

         The Federal Reserve Board has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. Huntington's subsidiary bank is subject to substantially similar capital requirements.

         Generally, under the applicable guidelines, a financial institution's capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. "Tier 1", or core capital, includes common equity, noncumulative perpetual preferred stock excluding auction rate issues, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. "Tier 2", or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. "Total capital" is the sum of Tier 1 and Tier 2 capital.

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

         Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio, which is total capital to risk-weighted assets, of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution's circumstances warrant.

         Under the leverage guidelines, financial institutions are required to maintain a leverage ratio, which is Tier 1 capital to adjusted total assets, as specified in the guidelines, of at least 3%. The 3% minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

         In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution's overall exposure to equity investments increases as a percentage of its Tier 1 capital. At December 31, 2001, capital charges relating to Huntington's equity investments in nonfinancial companies were immaterial.

         Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as to the measures described below under "Prompt Corrective Action" as applicable to undercapitalized institutions.

         As of December 31, 2001, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were 7.24%, 10.29%, and 7.41%, respectively. As of December 31, 2001, Huntington's bank subsidiary also had capital in excess of the minimum requirements.

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

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

         An institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well-capitalized" institution. An institution that does not meet one or more of the "adequately capitalized" tests is deemed to be "undercapitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly undercapitalized". Finally, an institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. In addition, critically undercapitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically undercapitalized.

         Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiary to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's bank subsidiary had $137.9 million of brokered deposits at December 31, 2001.

GRAMM-LEACH-BLILEY ACT OF 1999

         Under the GLB Act enacted in 1999, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the Federal Reserve Board and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000, and Huntington became a financial holding company on March 13, 2000.

         Financial holding company powers relate to "financial activities" that are determined by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking.

         National and state banks are permitted under the GLB Act, subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors, to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking, for at least five years, or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies issued a variety of proposed, interim, and final rules during the year 2001 for the implementation of the GLB Act.

RECENT REGULATORY DEVELOPMENTS

         By the end of 2001, banking regulators had published for comment or had under advanced consideration new regulations concerning money laundering in the wake of the terrorist events of September 11, 2001, including possible authority for financial holding companies to engage in real estate brokerage and property management services; less burdensome capital requirements than had previously been proposed for merchant banking investments entered into by financial holding companies; and more stringent affiliate transaction restrictions that would treat bank subsidiaries engaging in bank impermissible activities as affiliates for purposes of the restrictions.

         The federal budget for 2003, published in early 2002, indicates a probable need for an increase in bank deposit insurance premiums in a form that would affect the bank subsidiary, and draft legislation was introduced in the Congress that proposed changes in both deposit insurance coverage and in premiums charged to banks for such insurance was under initial Congressional committee consideration. In March 2002, the FDIC announced that, on the basis of current information, an increase in deposit insurance premium was likely in the second half of 2002. It is not possible at present to assess the positive or negative impact on Huntington of any of the foregoing proposals if adopted.

BUSINESS RISKS

         Like all other financial companies, Huntington's business and results of operations are subject to a number of risks, many of which are outside of Huntington's control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact Huntington's business and future results of operations.

CHANGES IN INTEREST RATES COULD NEGATIVELY IMPACT HUNTINGTON'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Huntington's results of operations depend substantially on its net interest income, which results from the difference between interest earned on interest-earning assets, such as investments, loans, and leases, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond management's control may also affect interest rates. If Huntington's interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

         At December 31, 2001, 48.6% of Huntington's earning assets, as measured by the aggregate outstanding principal amount of loans, amortized cost of securities available for sale, and the carrying value of other earning assets, bore interest at adjustable rates and are expected to reprice within one year. The remainder bore interest at fixed rates. Fixed rate loans increase Huntington's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risks to a lender associated with changes in interest rates but involve other risks. As interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, and the increased payment increases the potential for default. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Huntington's results of operations could be negatively impacted.

         The forward yield curve at December 31, 2001, implied a 150 basis point increase in short-term interest rates by the end of 2002. The results of Huntington's recent sensitivity analysis indicated that net interest income would be 0.6% lower during the next twelve months than if interest rates were 100 basis points higher at the end of that period than implied by forward rates at December 31, 2001, or 250 basis points from rates at this same date. Net interest income was estimated to be 1.3% lower if rates were 200 basis points higher than the yield curve, or 350 basis points overall. Conversely, if rates were 100 and 200 basis points lower than the yield curve, net interest income would be 0.3% and 0.9% higher, respectively. At the end of 2000, net interest income was estimated to be 2.5% higher during the subsequent twelve months if interest rates were 200 basis points lower than the level implied by forward rates in twelve months. The decline in sensitivity over the past year was primarily due to the previously mentioned sales of low margin fixed rate investment securities. These sales were part of management's effort to restructure the balance sheet and reduce sensitivity to interest rate changes in order to stabilize Huntington's revenue base.

         Changes in interest rates also can affect the value of loans and other interest-earning assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington's ability to realize gains on the sale or resolution of assets. A portion of Huntington's earnings results from transactional income, such as accelerated interest income resulting from loan prepayments, gains on sales of loans and leases, and gains on sales of real estate. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington's results of operations.

         Although fluctuations in market interest rates are neither completely predictable nor controllable, Huntington's Asset and Liability Management Committee regularly monitors Huntington's interest rate sensitivity position and oversees its financial risk management by establishing policies and operating limits.

HUNTINGTON'S LOANS AND DEPOSITS ARE FOCUSED IN FIVE STATES AND ADVERSE ECONOMIC CONDITIONS IN THOSE STATES, IN PARTICULAR, COULD NEGATIVELY IMPACT RESULTS FROM OPERATIONS AND FINANCIAL CONDITION.

         Excluding Florida loans and deposits, which were sold to SunTrust Banks, Inc. on February 15, 2002, most of Huntington's loans and deposits at December 31, 2001, were located in Ohio, Michigan, Indiana, West Virginia, and Kentucky. Because of the focus of loans and deposits in these states, in the event of adverse economic conditions in these states, Huntington could experience more difficulty in attracting deposit liabilities and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions and other factors can affect real estate and other collateral values; interest rate levels, and the availability of credit to refinance loans at or prior to maturity. Additionally, loans in these five states may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political, or business developments or natural hazards that may affect these states and the continued financial stability of a borrower and the borrower's ability to make loan principal and interest payments, which may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy.

HUNTINGTON HAS SIGNIFICANT COMPETITION IN BOTH ATTRACTING AND RETAINING DEPOSITS AND IN ORIGINATING LOANS.

         Competition in the form of price and service from other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms is intense in most of the markets Huntington serves. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in its major markets. Since 1997, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches subject to certain limitations by individual states, actual or potential competition in each of Huntington's markets has intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure.

         Financial services reform legislation enacted in 1999 eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The new legislation, among other things, permits securities and insurance firms to engage in banking activities under specified conditions. Huntington expects to see competition intensify from this relatively new source of competition.

HUNTINGTON COULD EXPERIENCE LOSSES ON ITS RESIDUAL VALUES RELATED TO ITS AUTOMOBILE LEASE PORTFOLIO.

         Huntington has a $3 billion automobile lease portfolio, which inherently has residual value risk. Residual value risk arises when a used car market price at the end of the lease is below Huntington's recorded residual value. This may occur as a result of a decline in used car prices, subsequent changes in residual values published by Automotive Lease Guide (ALG), the industry source Huntington utilizes to track used car values, or a combination of both. Huntington's policy is to not enhance residual values.

         In late 2000, Huntington purchased residual value insurance coverage. This insurance covers the difference between the recorded residual value and the fair value of the automobile at the end of the lease term, as evidenced by Black Book valuations. The insurance provides first dollar loss coverage on the portfolio at October 1, 2000 and has a cap on insured losses of $120 million. Insured losses on new lease originations from October 2000 to March 31, 2002 have a cap of $50 million. The insurance coverage is subject to annual renewal.

         Insurance does not cover residual losses below Black Book value. That situation occurs usually when the automobile has excess wear and tear and/or excess mileage that is not reimbursable by the lessor. Huntington has a reserve of $34.9 million, which is available to cover this risk. There is no guarantee, however, that the combined purchased insurance and this reserve are sufficient to cover all potential residual losses associated with Huntington's automobile lease portfolio.

NEW, OR CHANGES IN EXISTING, TAX, ACCOUNTING, AND REGULATORY LAWS, REGULATIONS, RULES, AND STANDARDS COULD SIGNIFICANTLY IMPACT STRATEGIC INITIATIVES, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

         The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. These limitations are described in this report under the heading "Regulatory Matters." These regulations, along with the currently existing tax and accounting laws, regulations, rules, and standards, control the methods by which financial institutions conduct business; implement strategic initiatives, as well as past, present, and contemplated tax planning; and govern financial disclosures. These laws, regulations, rules, and standards are constantly evolving and may change significantly over time. Current events that may not have a direct impact on Huntington, such as the Enron Corporation bankruptcy and the September 11, 2001 terrorist attacks, may result in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, to respond by adopting substantive revisions to the laws, regulations, rules, and standards. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on Huntington's business, results of operations, and financial condition; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact Huntington.

THE EXTENDED DISRUPTION OF VITAL INFRASTRUCTURE COULD NEGATIVELY IMPACT HUNTINGTON'S BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

         Huntington's operations depend upon, among other things, its infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington's control could have a material adverse impact on the financial services industry as a whole and on Huntington's business, results of operations, and financial condition in particular.

HUNTINGTON'S FINANCIAL PERFORMANCE AND PROFITABILITY WILL DEPEND ON ITS ABILITY TO EXECUTE ITS CORPORATE BUSINESS STRATEGIES, INCLUDING THE RECENTLY ANNOUNCED COMPREHENSIVE RESTRUCTURING AND STRATEGIC REFOCUSING INITIATIVES.

         In July 2001, Huntington announced a comprehensive restructuring and strategic refocusing plan. This plan included the sale of Huntington's Florida operations, the consolidation of numerous branch offices, and the taking of credit related and other actions to strengthen Huntington's balance sheet to attain more positive revenue and earnings for shareholders and to improve capital efficiency. Although Huntington has made progress toward completing many of the elements of this plan, it cannot guarantee the success of the entire plan or other past, present, or future business plans or strategies. These plans and strategies may in the future involve acquisitions or other banks or non-banking businesses. The extent to which any such future businesses acquired by Huntington are integrated may impact its results of operations.

THE OCC MAY IMPOSE DIVIDEND PAYMENT AND OTHER RESTRICTIONS ON THE HUNTINGTON NATIONAL BANK, HUNTINGTON'S BANK SUBSIDIARY, WHICH WOULD IMPACT HUNTINGTON'S ABILITY TO PAY DIVIDENDS TO ITS SHAREHOLDERS OR REPURCHASE ITS STOCK.

         The OCC has the right to examine The Huntington National Bank (the
Bank) and its activities. Under certain circumstances, including any determination that the Bank's activities constitute an unsafe and unsound banking practice, the OCC has the authority to restrict the Bank's ability to transfer assets, to make distributions to shareholders, or to redeem preferred securities.

         Under applicable statutes and regulations, all dividends by a national bank must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its common shares out of net profits until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until certain amounts from net profits are transferred to the surplus fund. Moreover, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred securities.

         Payment of dividends could also be subject to regulatory limitations if the Bank became "undercapitalized" for purposes of the OCC prompt corrective action regulations. "Undercapitalized" is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. The Bank's inability to pay dividends to Huntington would negatively impact Huntington's ability to pay dividends to its shareholders or to repurchase its stock. In January 2002, the Bank received approval from the OCC to transfer sufficient capital from undivided profits to surplus and from surplus to Huntington to facilitate the repurchase of Huntington common stock.

         At December 31, 2001, the Bank was in compliance with all regulatory capital requirements. As of that date, total risk-based capital was 10.29%, Tier 1 risk-based capital was 6.34%, and Tier 1 leverage capital was 6.58%. Huntington intends to maintain the Bank's capital ratios in excess of the "well-capitalized" levels under the OCC's regulations. Huntington cannot guarantee, however, that it will be able to keep the capital ratios for the Bank in excess of "well-capitalized" levels.

THE FEDERAL RESERVE BOARD (FRB) MAY REQUIRE HUNTINGTON TO COMMIT CAPITAL RESOURCES TO SUPPORT ITS BANK SUBSIDIARY, THE HUNTINGTON NATIONAL BANK.


         The Federal Reserve Board has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's results of operations.

         Management does not foresee the need to make capital injections to its subsidiary bank under the source of strength doctrine in the foreseeable future.

IF HUNTINGTON IS UNABLE TO BORROW FUNDS THROUGH ACCESS TO CAPITAL MARKETS, IT MAY NOT BE ABLE TO MEET THE CASH FLOW REQUIREMENTS OF ITS DEPOSITORS AND BORROWERS, OR MEET THE OPERATING CASH NEEDS OF HUNTINGTON TO FUND CORPORATE EXPANSION AND OTHER ACTIVITIES.

         Effectively managing liquidity involves ensuring the cash flow requirements of depositors and borrowers, as well as meeting the operating cash needs of Huntington to fund corporate expansion and other activities. Funds are available from a number of sources, including core deposits, and the ability to acquire large deposits and issue notes and common and preferred securities in the capital markets. Huntington's European bank note and bank subsidiary domestic programs, along with a similar note program at the parent company, are significant sources of wholesale funding. The proceeds from the parent's note program are used from time to time to fund certain non-banking activities, finance acquisitions, repurchase Huntington's common stock, and are used for other general corporate purposes. Huntington has also issued capital securities through two of its non-bank subsidiaries and obtains funding from the issuance of commercial paper through Huntington Bancshares Financial Corporation, another non-bank subsidiary. Significant liquidity is also available from Huntington's securities available for sale and loan portfolios through the securitization and sale of loans.

         If Huntington were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact Huntington's financial condition, its results of operations, and its level of regulatory-qualifying capital.

IF HUNTINGTON'S COMMON STOCK PRICE RISES SUBSTANTIALLY OR THE AVAILABILITY OF SHARES IS LIMITED IN THE MARKETPLACE, MANAGEMENT MAY NOT BE ABLE TO REPURCHASE COMMON STOCK AS INTENDED UNDER ITS STRATEGIC REFOCUSING PLAN.

         Huntington's comprehensive restructuring and strategic refocusing plan announced in July 2001, included several actions to strengthen its capital position. On February 18, 2002, Huntington's Board of Director's terminated the existing stock repurchase program, which had approximately 15.3 million shares remaining, and authorized a new stock repurchase program. The new program provides for the repurchase of up to 22 million shares in open market and privately negotiated transactions. Huntington would be able to repurchase approximately 8.8% of its outstanding common stock, if it is able to repurchase the entire authorization, resulting in a minimum equity to asset ratio of 6.50% and enhanced performance ratios. If the stock price rises substantially or if the number of willing sellers of Huntington's common stock is limited, management may be precluded from repurchasing the desired quantity of shares which would negatively impact its ability to attain its targeted earnings per share and return on equity ratios.

IF HUNTINGTON'S REAL ESTATE INVESTMENT TRUST (REIT) AFFILIATE FAILS TO QUALIFY AS A REIT, HUNTINGTON WILL BE SUBJECT TO A HIGHER CONSOLIDATED EFFECTIVE TAX RATE.

         Huntington Preferred Capital, Inc. (HPCI), which is a second tier and consolidated subsidiary of Huntington, was established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders. It also operates in a manner so as to qualify as a real estate investment trust (REIT) for federal income tax purposes. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of HPCI's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of HPCI's total assets must be represented by real estate assets. At December 31, 2001, HPCI had qualifying income of 85.2% and qualifying assets of 84.5%.

         If this REIT affiliate fails to meet any of the required provisions for REITs, it will no longer qualify as a REIT and the resulting tax consequences would increase Huntington's effective tax rate.

HUNTINGTON COULD BE HELD RESPONSIBLE FOR ENVIRONMENTAL LIABILITIES OF PROPERTIES ACQUIRED THROUGH FORECLOSURE OF LOANS SECURED BY REAL ESTATE.

         In the event that Huntington is forced to foreclose on a defaulted commercial mortgage and/or residential mortgage loan to recover its investment in the mortgage loan, Huntington may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although Huntington exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during Huntington's ownership or after a sale to a third party. There can be no assurance that Huntington would not incur full recourse liability for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that Huntington could recover any of the costs from any third party.

HUNTINGTON'S FINANCIAL STATEMENTS CONFORM WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES, WHICH REQUIRE MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT AMOUNTS REPORTED IN THE FINANCIAL STATEMENTS. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         Huntington's financial statements include estimates related to accruals of income and expenses and determination of fair values or carry values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to Huntington's results of operations or financial condition.

IF HUNTINGTON'S CREDIT RATING WERE TO BE DOWNGRADED, HUNTINGTON'S ABILITY TO ACCESS FUNDING SOURCES MAY BE NEGATIVELY IMPACTED. ANY SUCH DOWNGRADE COULD TRIGGER ACTIONS THAT COULD ADVERSELY IMPACT HUNTINGTON'S LIQUIDITY.

         Certain funding sources, primarily wholesale, are sensitive to credit ratings. Huntington's ability to issue bank notes or other debt, attract large corporate deposits or public funds, or access federal funds and euro deposits could be negatively impacted in the event Huntington's credit rating was downgraded. Like other financial organizations, Huntington uses various types of derivative financial instruments, primarily interest rate swaps, to manage its exposure to changes in interest rates. In the event of a ratings downgrade below a specified level, Huntington may be required to post additional collateral to cover unsecured counterparty credit exposure in those agreements governing derivative transactions.

         In addition, a credit downgrade could prohibit Huntington from selling additional loans to its securitization trusts. Huntington also provides letter of credit support for marketable debt. These lines could be drawn upon in the event of a credit downgrade. In any of these events, Huntington would need to find alternative sources of funding.

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is set forth in Items 7 and 8.

ITEM 2: PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven story office building located in Columbus, Ohio. Of the building's total office space available, Huntington leases approximately 39 percent. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; an office building in Lakeland, Florida; an eleven-story office building in Sarasota, Florida; a 470,000 square foot Business Service Center in Columbus, Ohio, which serves as Huntington's primary operations and data center; The Huntington Mortgage Company's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases.

         In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 59 properties. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

         The buildings in Lakeland and Sarasota, Florida, were sold in February, 2002 as part of the sale of Huntington's Florida operations.

ITEM 3: LEGAL PROCEEDINGS

         Information required by this item is set forth in Item 8 in Note 17 of Notes to Consolidated Financial Statements on page 64.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of January 31, 2002, Huntington had 30,744 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in a table entitled "Market Prices, Key Ratios, and Statistics" on page 39 in Item 7. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" above and in Item 8 in Notes 10 and 22 of Notes to Consolidated Financial Statements on pages 55 and 70, respectively.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                              YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars,
except per share amounts)                          2001          2000           1999            1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Total interest income                    $ 1,939,519    $ 2,108,505    $ 2,026,002    $ 1,999,364   $ 1,981,473   $ 1,775,734
     Total interest expense                       943,337      1,166,073        984,240        978,271       954,243       880,648
------------------------------------------------------------------------------------------------------------------------------------
     Net interest income                          996,182        942,432      1,041,762      1,021,093     1,027,230       895,086
------------------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                    308,793         90,479         88,447        105,242       107,797        76,371
     Securities gains                                 723         37,101         12,972         29,793         7,978        17,620
     Gains on sale of credit card portfolios          ---            ---        108,530          9,530           ---           ---
     Non-interest income                          508,757        456,458        452,073        398,877       334,861       296,443
     Non-interest expense                       1,023,587        885,617        912,119        913,929       803,108       675,510
------------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                   173,282        459,895        614,771        440,122       459,164       457,268
     Income taxes                                  (5,239)       131,449        192,697        138,354       166,501       152,999
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                 $ 178,521      $ 328,446      $ 422,074      $ 301,768     $ 292,663     $ 304,269
------------------------------------------------------------------------------------------------------------------------------------
     Operating net income (1)                   $ 293,522      $ 360,946      $ 414,444      $ 362,068     $ 338,897     $ 304,269
------------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE (2)
     Net income
         Basic                                      $0.71          $1.32          $1.66          $1.18         $1.15         $1.19
         Diluted                                    $0.71          $1.32          $1.65          $1.17         $1.14         $1.18
         Diluted--Operating (1)                     $1.17          $1.45          $1.62          $1.40         $1.32         $1.18
     Cash dividends declared                        $0.72          $0.76          $0.68          $0.62         $0.56         $0.51
     Book value at year-end                         $9.62          $9.43          $8.67          $8.43         $7.94         $7.11

BALANCE SHEET HIGHLIGHTS
------------------------------------------------------------------------------------------------------------------------------------
     Total assets at year-end                $ 28,500,159   $ 28,599,377   $ 29,036,953   $ 28,296,336  $ 26,730,540  $ 24,371,946
     Total long-term debt at year-end             944,330        870,976        697,677        707,359       498,889       550,531
     Average long-term debt                       879,642        823,555        702,974        620,688       526,379       515,664
     Average shareholders' equity               2,381,820      2,279,230      2,146,735      2,064,241     1,893,788     1,776,151
     Average total assets                      28,137,172     28,720,508     28,739,450     26,891,558    25,150,659    23,374,490

KEY RATIOS AND STATISTICS
------------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS--AS A %
   OF AVERAGE EARNING ASSETS (3)
     Interest Income                                 7.79 %         8.31 %         7.97 %         8.33 %        8.52 %        8.26 %
     Interest Expense                                3.77           4.58           3.86           4.05          4.08          4.07
------------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST MARGIN                             4.02 %         3.73 %         4.11 %         4.28 %        4.44 %        4.19 %
------------------------------------------------------------------------------------------------------------------------------------

RETURN ON
     Average total assets                            0.63 %         1.14 %         1.47 %         1.12 %        1.16 %        1.30 %
     Average total assets--Operating (1)             1.04           1.26           1.44           1.35          1.35          1.30
     Average shareholders' equity                    7.50          14.41          19.66          14.62         15.45         17.13
     Average shareholders' equity--
        Operating (1)                               12.32          15.84          19.31          17.54         17.90         17.13
Dividend payout ratio                              101.41          57.55          41.53          53.15         49.67         42.22
Average shareholders' equity to
     average total assets                            8.47           7.94           7.47           7.68          7.53          7.60

Tier I risk-based capital ratio                      7.24           7.19           7.52           7.10          8.83          8.11
Total risk-based capital ratio                      10.29          10.46          10.72          10.73         11.68         11.29
Tier I leverage ratio                                7.41 %         6.93 %         6.72 %         6.37 %        7.77 %        6.80 %

Full-time equivalent employees                      9,743          9,693          9,516         10,159         9,485         9,467

(1) Excludes restructuring and special charges and the 1999 gain from the sale of Huntington's credit card portfolio, net of related taxes.
(2)  Adjusted for stock splits and stock dividends, as applicable.
(3)  Presented on a fully tax equivalent basis assuming a 35% tax rate.

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

FORWARD-LOOKING STATEMENTS
     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington. These include descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of this report and other factors described from time to time in Huntington's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

     The management of Huntington encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

     The following discussion and analysis, the purpose of which is to provide investors and others with information that Huntington's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

SIGNIFICANT ACCOUNTING POLICIES
     Note 1 to Huntington's consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington and its results of operations.

STRATEGIC REFOCUSING AND OTHER RESTRUCTURING
     In July 2001, Huntington announced a strategic refocusing plan. This plan included the sale of Huntington's Florida operations, the consolidation of numerous non-Florida branch offices, credit related and other actions to strengthen Huntington's balance sheet. These actions were designed to attain more positive revenue and earnings for shareholders and to improve capital efficiency. Huntington announced that it expected to record total restructuring and special charges of approximately $215.0 million pre-tax ($140.0 million after-tax) related to this refocusing plan. Through the end of 2001, these pre-tax charges totaled $176.9 million ($115.0 million after-tax, or $0.46 per share), and consisted of $71.7 million related to credit quality, $37.3 million for asset impairment, $16.2 million for the exit or curtailment of certain e-commerce activities, $13.3 million related to owned or leased facilities that Huntington has or intends to vacate, and $38.4 million related to employee severance or retention, non-recurring legal, accounting, consulting, reduction of ATMs, and other operational costs. See note 11 to Huntington's consolidated financial statements for more information.

     In addition to the above, in the fourth quarter of 2001, Huntington recorded a $50.0 million pre-tax charge to provision for loan losses to increase its loan loss reserve in light of the higher charge-offs and non-performing assets experienced in the second half of 2001. Huntington also issued $400.0 million in fixed and variable-rate preferred securities of its Real Estate Investment Trust (REIT) subsidiary, of which $50.0 million was sold to the public and qualified for regulatory capital. This issuance gave rise to a tax benefit of $32.5 million. The combined charges related to the strategic refocusing plan and the items announced in the fourth quarter amounted to $226.9 million on a pre-tax basis. Related income taxes were $111.9 million, resulting in after-tax charges of $115.0 million.

         By the end of the first quarter of 2002, Huntington expects to complete its strategic refocusing plan. The final costs associated with the actions taken could be 5% to 7% higher than the original pre-tax estimate of $215.0 million. The increase relates primarily to higher Florida and other employee severance and costs to exit certain e-commerce activities.

     In 2000 and 1999, Huntington recorded special charges totaling $50.0 million ($32.5 million after-tax, or $0.13 per share) and $96.8 million ($62.9 million after-tax, or $0.25 per share), respectively. The entire charge in 2000 and $58.2 million of the 1999 special charges represent write-downs of residual values related to Huntington's vehicle lease portfolio. The 1999 special charges also included $38.6 million related to the company's "Huntington 2000+" program as well as other one-time expenses, which included amounts paid for management consulting and other professional services, as well as a special cash award to employees for achievement of the program goals for 1999. "Huntington 2000+" was a collaborative effort among all employees to evaluate processes and procedures and the way Huntington conducts its business with a mission of maximizing efficiency through all aspects of the organization.

OFF BALANCE SHEET ARRANGEMENTS, SPECIAL PURPOSE ENTITIES (SPES), DERIVATIVES, AND RELATED PARTY TRANSACTIONS
     Like other financial organizations, Huntington uses various commitments in its ordinary course of business that, under accounting principles generally accepted in the United States (GAAP), are not recorded in its financial statements. Huntington makes various commitments to extend credit to customers and to sell loans, and has obligations under operating-type noncancelable leases for its facilities. More information related to these matters can be found in note 17 to Huntington's consolidated financial statements.

     Huntington utilized two securitization trusts, or SPEs, in 2000 as funding sources. In the securitization transactions, loans that Huntington originated were sold to these trusts in exchange for funding collateralized by these loans. These trusts, under GAAP, are not consolidated in Huntington's financial statements. As such, the loans originated by Huntington and the funding it obtained are not included on the balance sheet. Please refer to note 5 to Huntington's consolidated financial statements for more information regarding loan securitizations.

     Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities. New accounting rules adopted by Huntington this year require on-balance sheet recognition of the fair value of certain derivatives. This, along with other information regarding derivatives, are discussed under the "Interest Rate Risk and Liquidity Management" section of this report and also in note 14 to Huntington's consolidated financial statements.

     Various directors and executive officers of Huntington are customers of The Huntington National Bank, Huntington's bank subsidiary, and other affiliates and had transactions with these affiliates in the ordinary course of business. Directors and executive officers of Huntington may also be affiliated with entities that are customers of Huntington and its affiliates, which enter into transactions with these affiliates in the ordinary course of business. Transactions with directors, executive officers, and their affiliates have been on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features. A summary of the indebtedness of management can be found in note 4 to Huntington's consolidated financial statements and a discussion of Huntington's transaction with The Huntington National Bank's Money Market Fund can be found in the section entitled "Results of Operations". All other related party transactions, including those reported in Huntington's Proxy Statement, were considered immaterial to its financial condition and results of operations.

OVERVIEW

     Huntington reported net income of $178.5 million, or $0.71 per common share, in 2001, compared with $328.4 million, or $1.32 per common share, in 2000, and $422.1 million, or $1.65 per common share, in 1999. Return on average common equity (ROE) and average assets (ROA) for 2001 were 7.50% and 0.63%, respectively, versus 14.41% and 1.14%, respectively, in 2000, and 19.66% and 1.47%, respectively, in 1999.

     "Operating earnings" for 2001 excluded the $176.9 million of pre-tax restructuring and special charges related to the strategic refocusing plan discussed above, the $50.0 million pre-tax charge to the provision for loan losses, and the $32.5 million tax benefit related to the sale of REIT preferred securities. Operating earnings for 2000 and 1999 excluded pre-tax restructuring and special charges of $50.0 million and $96.8 million discussed above, and a $108.5 million pre-tax gain ($70.6 million after-tax, or $0.42 per share) in 1999 on the sale of Huntington's credit card portfolio.

     Operating earnings were $293.5 million, or $1.17 per common share, in 2001, $360.9 million, or $1.45 per common share in 2000, and $414.4 million, or $1.62 per common share, in 1999. On this same basis, ROE totaled 12.32% for the recent twelve months, compared with 15.84% and 19.31% in the two preceding years. ROA was 1.04% in 2001, 1.26% in 2000, and 1.44% in 1999.

     The following table reconciles Huntington's reported results with its operating earnings for each of the most recent three years ended December 31 (in thousands, except per share amounts):


-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Twelve months ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                    2001                                                    2000
                         -----------------------------------------------------  ---------------------------------------------------
                                               Restructuring                                           Restructuring
                               Reported         and Special         Operating          Reported         and Special       Operating
                               Earnings           Charges            Earnings          Earnings           Charges          Earnings
------------------------------------------------------------------------------  ---------------------------------------------------
Net interest income           $ 996,182         $      ---          $ 996,182         $ 942,432         $     ---         $942,432
Provision for loan losses       308,793            121,718            187,075            90,479               ---           90,479
Non-interest income             509,480             (5,250)           514,730           493,559               ---          493,559
Non-interest expense          1,023,587             99,957            923,630           885,617            50,000          835,617
------------------------------------------------------------------------------  ---------------------------------------------------
Pre-tax income                  173,282           (226,925)           400,207           459,895           (50,000)         509,895
Income taxes                     (5,239)          (111,924)           106,685           131,449           (17,500)         148,949
------------------------------------------------------------------------------  ---------------------------------------------------
   NET INCOME                 $ 178,521         $ (115,001)         $ 293,522         $ 328,446         $ (32,500)        $360,946
------------------------------------------------------------------------------  ---------------------------------------------------

NET INCOME PER COMMON
   SHARE -- DILUTED               $0.71             ($0.46)             $1.17             $1.32            ($0.13)           $1.45
------------------------------------------------------------------------------  ---------------------------------------------------



                               Twelve months ended December 31, 1999
-----------------------------------------------------------------------------
                                           Restructuring
                                           and Special
                                           Charges and
                           Reported        Credit Card         Operating
                           Earnings         Sale Gain          Earnings
-----------------------------------------------------------------------------

Net interest income           $1,041,762       $    ---           $1,041,762
Provision for loan losses         88,447            ---               88,447
Non-interest income              573,575        108,530              465,045
Non-interest expense             912,119         96,791              815,328
-----------------------------------------------------------------------------
Pre-tax income                   614,771         11,739              603,032
Income taxes                     192,697          4,109              188,588
-----------------------------------------------------------------------------
   NET INCOME                  $ 422,074       $  7,630            $ 414,444
-----------------------------------------------------------------------------

NET INCOME PER COMMON
   SHARE -- DILUTED                $1.65          $0.03                $1.62
-----------------------------------------------------------------------------

     Cash basis" earnings per share, which exclude the effect of amortization of goodwill from operating earnings, were $1.29 per common share for 2001 compared with $1.55 per common share for 2000 and $1.72 per common share for 1999. Cash basis ROE and ROA, which are computed using cash basis operating earnings as a percentage of average equity and average tangible assets, were 13.63% and 1.18%, in 2001, 17.08% and 1.39%, in 2000, and 20.53% and 1.57%, in 1999, respectively.
Total assets were $28.5 billion at December 31, 2001, approximating asset levels at the end of last year. During 2001, Huntington sold $107 million in residential mortgages and $1.4 billion in available-for-sale investment securities in continuation of its efforts to sell low-margin assets as part of its balance sheet repositioning. Managed average total loans, which include securitized loans (see note 5 to Huntington's consolidated financial statements for further information regarding securitized loans), increased 7% over the prior year, after adjusting for portfolio sales and the Empire Banc Corporation purchase acquisition in 2000.

     Average commercial loans showed modest growth of 2% during the recent year, hindered by the weakening economy and continued slow-down in automobile floor plan lending. Floor plan loans declined 20% versus last year due to reduced dealer inventories and very aggressive financing offered by captive auto finance companies. Excluding floor plan loans, commercial loans increased 4% for the year. Commercial real estate loans increased 7% from a year ago, largely reflecting the funding of previously existing commitments. Activity was primarily within Huntington's footprint and with long-time customers.


----------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
----------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,                    2001                2000                  1999                  1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)     AMOUNT     %       AMOUNT       %        AMOUNT       %        AMOUNT      %         AMOUNT      %
----------------------------------------------------------------------------------------------------------------------------------
Commercial                 $  6,439    29.9   $  6,634     32.2     $  6,300     30.5     $  6,027     31.0     $  5,271     29.7
Real Estate
   Construction               1,479     6.8      1,319      6.4        1,237      6.0          919      4.7          864      4.9
   Commercial                 2,496    11.6      2,253     10.9        2,151     10.4        2,232     11.5        2,237     12.6
Consumer
   Auto Leases                3,208    14.8      3,106     15.1        2,797     13.5        1,980     10.2        1,626      9.2
   Auto Loans-Indirect        2,883    13.3      2,507     12.2        3,521     17.0        3,434     17.6        3,077     17.3
   Home Equity Lines          2,536    11.7      2,168     10.5        1,710      8.3        1,434      7.4        1,245      7.0
   Residential Mortgage         971     4.5        947      4.6        1,445      7.0        1,408      7.2        1,361      7.7
   Other Loans                1,590     7.4      1,676      8.1        1,507      7.3        2,021     10.4        2,057     11.6
----------------------------------------------------------------------------------------------------------------------------------
        Total Loans        $ 21,602   100.0   $ 20,610    100.0     $ 20,668    100.0     $ 19,455    100.0     $ 17,738    100.0
----------------------------------------------------------------------------------------------------------------------------------

Note: There are no loans outstanding that would be considered a concentration of lending, or 10% of shareholders' equity, in any particular industry or group of industries.


-------------------------------------------------------------------------------
MATURITY SCHEDULE OF SELECTED LOANS
-------------------------------------------------------------------------------

(in millions of dollars)       One Year        One to        After
AT DECEMBER 31, 2001           or Less       Five Years   Five Years      Total
-------------------------------------------------------------------------------

Commercial                      $ 2,993       $2,588        $  858      $6,439
Real estate - construction          610          663           206       1,479
-------------------------------------------------------------------------------
            Total               $ 3,603       $3,251        $1,064      $7,918
-------------------------------------------------------------------------------

Variable interest rates         $ 3,152       $2,515        $  772      $6,439
Fixed interest rates                451          736           292       1,479
-------------------------------------------------------------------------------
            Total               $ 3,603       $3,251        $1,064      $7,918
-------------------------------------------------------------------------------

Note: Loan balances above are net of unearned income and there are no loans outstanding that would be a concentration of lending, or 10% or more of shareholders' equity, in any particular industry or group of industries.


     Average consumer loans increased 9% during the recent twelve-month period, driven by strong double-digit growth in home equity lines, an area of focus and a strong source of growth for Huntington. Strong cross-selling success to first mortgage customers during the heavy refinancing period in 2001 contributed to this growth. First mortgage refinancing activity fueled by the falling interest rate environment led to an 8% increase in residential real estate loans and an increase in mortgage loans held for sale at year-end. Indirect automobile loan and leases increased 9%, although loan origination volumes slowed somewhat towards the latter portion of 2001 due to the zero percent financing offered by many captive finance companies.

     Core deposits, which are total deposits exclusive of negotiable certificates of deposits and Eurodollar deposits, were $19.8 billion and $19.1 billion at the end of 2001 and 2000, respectively. Average core deposits increased slightly during the year due primarily to Huntington's sales management process aimed at attracting more retail deposits and, to a lesser extent, the uncertainties in the financial markets. When combined with other core funding sources, these provided 81% of Huntington's funding needs.

     Short and medium-term borrowings continued to decline as a result of efforts initiated last year in Huntington's balance sheet repositioning program. Long-term debt increased over last year primarily due to Huntington's $50 million sale to the public of fixed-rate preferred securities of its REIT subsidiary.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     One of Huntington's primary sources of revenue is net interest income. Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on funding sources, including interest-bearing deposits and borrowings. Net interest income is impacted by changes in the level of interest rates, earning assets, and interest-bearing liabilities. Changes in net interest income are measured through interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest-bearing liabilities represents the interest spread. The net interest margin is the percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a tax-equivalent basis, which means that tax-free income and dividend income, generated primarily from Huntington's investment security portfolio, are adjusted and expressed on the same basis as other taxable income. Because non-interest bearing sources of funds, such as demand deposits and stockholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

-----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES
                                                                  2001                                            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Increase (Decrease) From                 Increase (Decrease) From
                                                             Previous Year Due To:                    Previous Year Due To:
-----------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis  (1)                                     Yield/                                   Yield/
(in millions of dollars)                              Volume         Rate          Total         Volume       Rate        Total
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                             $ 41.3        $(157.1)       $(115.8)      $ 49.8    $   64.9     $  114.7
Mortgages held for sale                                   17.6           (1.3)          16.3         (9.6)        2.0         (7.6)
Securities                                               (83.9)          13.5          (70.4)       (37.3)        7.1        (30.2)
Federal funds sold, security resale agreements,
   and other investments                                   1.7           (2.7)          (1.0)         4.1         0.4          4.5
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL EARNING ASSETS                                (23.3)        (147.6)        (170.9)         7.0        74.4         81.4
-----------------------------------------------------------------------------------------------------------------------------------

Interest bearing demand deposits                          21.8          (31.2)          (9.4)         5.2        32.3         37.5
Savings deposits                                          (3.4)         (35.3)         (38.7)        (6.2)       26.6         20.4
Certificates of deposit                                  (12.0)         (15.6)         (27.6)         5.3        44.8         50.1
Other domestic time deposits                             (20.2)          (5.1)         (25.3)        16.4         2.7         19.1
Foreign time deposits                                    (12.7)         (10.5)         (23.2)        10.4         5.0         15.4
Short-term borrowings                                     18.4          (35.6)         (17.2)       (29.4)       28.2         (1.2)
Medium-term notes                                        (53.3)         (14.3)         (67.6)       (13.1)       32.4         19.3
Long-term debt and capital securities                      3.9          (17.6)         (13.7)         7.8        13.5         21.3
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                  (57.5)        (165.2)        (222.7)        (3.6)      185.5        181.9
-----------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME                                $ 34.2        $  17.6        $  51.8       $ 10.6    $ (111.1)    $ (100.5)
-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculated assuming a 35% tax rate.

The table above shows changes in tax-equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.

AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------

                                                                         Average Balance (in millions of dollars)
------------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                              2001        2000        1999         1998         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                          $      7    $     6     $     9      $    10       $     9      $    14
Trading account securities                                        25         15          13           11            10           16
Federal funds sold and securities purchased
   under resale agreements                                       107         87          22          229            44           67
Mortgages held for sale                                          360        109         232          289           131          113
Securities (2):
      Taxable                                                  3,144      4,316       4,885        4,896         5,351        5,194
      Tax exempt                                                 174        273         297          247           264          291
------------------------------------------------------------------------------------------------------------------------------------
           Total securities                                    3,318      4,589       5,182        5,143         5,615        5,485
------------------------------------------------------------------------------------------------------------------------------------
Loans:

     Commercial                                                6,647      6,446       6,128        5,629         5,302        4,955
     Real Estate
          Construction                                         1,362      1,270       1,064          829           813          580
          Commercial                                           2,340      2,187       2,235        2,304         2,251        2,129
     Consumer
           Auto leases                                         3,204      2,969       2,361        1,769         1,488        1,018
           Auto loans - Indirect                               2,697      2,982       3,432        3,249         3,081        3,065
           Home equity lines                                   2,331      1,935       1,542        1,336         1,190        1,040
           Residential mortgage                                  911      1,296       1,425        1,300         1,510        1,485
           Other loans                                         1,657      1,584       1,902        2,018         1,946        1,707
------------------------------------------------------------------------------------------------------------------------------------
           Total consumer                                     10,800     10,766      10,662        9,672         9,215        8,315
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                   21,149     20,669      20,089       18,434        17,581       15,979
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses/loan fees                              344        303         301          280           252          231
------------------------------------------------------------------------------------------------------------------------------------
Net loans (3)                                                 20,805     20,366      19,788       18,154        17,329       15,748
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets / total interest income / rates          24,966     25,475      25,547       24,116        23,390       21,674
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                          912      1,008       1,039          975           910          901
All other assets                                               2,603      2,541       2,454        2,081         1,103        1,031
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 28,137    $28,721     $28,739      $26,892       $25,151      $23,375
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                          $  3,304    $ 3,421     $ 3,497      $ 3,287       $ 2,774      $ 2,664
     Interest-bearing demand deposits                          5,005      4,291       4,097        3,585         3,204        3,068
     Savings deposits                                          3,478      3,563       3,740        3,277         3,056        2,836
     Certificates of deposit                                   7,163      7,374       7,272        7,979         7,414        6,959
------------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                 18,950     18,649      18,606       18,128        16,448       15,527
------------------------------------------------------------------------------------------------------------------------------------
Other domestic time deposits                                     128        502         238          182           365           28
Foreign time deposits                                            283        539         363          103           382          305
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                           19,361     19,690      19,207       18,413        17,195       15,860
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                          2,325      1,966       2,549        2,084         2,826        2,883
Medium-term notes                                              2,024      2,894       3,122        2,903         1,983        1,835
Subordinated notes and other long-term debt,
   including capital securities                                1,180      1,124       1,003          876           739          516
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities / interest
         expense / rates                                      21,586     22,253      22,384       20,989        19,969       18,430
------------------------------------------------------------------------------------------------------------------------------------
All other liabilities                                            865        768         711          552           514          505
Shareholders' equity                                           2,382      2,279       2,147        2,064         1,894        1,776
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 28,137    $28,721     $28,739      $26,892       $25,151      $23,375
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------------
Net interest rate spread
Impact of non-interest bearing funds on margin
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
------------------------------------------------------------------------------------------------------------------------------------

(1)  Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(3) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

-----------------------------------------------------------------------------------------------------------------------------------

            Interest Income / Expense (in millions of dollars)                                    Average Rate
---------------------------------------------------------------------  -------------------------------------------------------------
   2001       2000        1999         1998        1997         1996      2001       2000       1999       1998      1997     1996
---------------------------------------------------------------------  -------------------------------------------------------------

$   0.2    $   0.3   $     0.4    $     1.0   $     0.5     $    0.8      3.43 %     5.03 %     4.04 %     5.22 %    5.47 %   5.85 %
    1.3        1.1         0.8          0.6         0.6          0.9      5.13       7.11       5.89       5.71      5.70     5.66

    4.4        5.5         1.2         12.9         2.4          3.8      4.19       6.33       5.58       5.64      5.50     6.03
   25.0        8.7        16.3         20.2        10.1          8.7      6.95       7.96       7.03       6.99      7.75     7.74

  206.9      269.5       297.0        308.8       339.8        333.7      6.58       6.24       6.08       6.31      6.35     6.42
   13.0       20.8        23.5         21.9        25.3         27.9      7.49       7.61       7.90       8.83      9.55     9.59
---------------------------------------------------------------------  -------------------------------------------------------------
  219.9      290.3       320.5        330.7       365.1        361.6      6.63       6.33       6.18       6.43      6.50     6.59
---------------------------------------------------------------------  -------------------------------------------------------------


  472.1      553.2       483.4        469.0       456.6        396.9      7.10       8.58       7.89       8.33      8.61     8.01

   93.8      110.7        86.1         71.7        73.8         50.7      6.89       8.72       8.09       8.65      8.85     8.75
  178.5      185.7       181.6        199.6       200.6        189.3      7.63       8.49       8.13       8.66      8.91     8.89

  215.0      201.1       159.2        126.1       113.0         79.9      6.71       6.76       6.74       7.13      7.60     7.84
  230.3      251.9       271.2        269.4       259.6        245.9      8.54       8.45       7.90       8.29      8.43     8.02
  174.7      164.9       119.7        116.8       107.4         97.7      7.50       8.52       7.76       8.75      9.02     9.40
   69.0       99.6       107.0        104.6       126.3        123.0      7.58       7.69       7.51       8.04      8.36     8.28
  151.6      142.4       180.1        201.7       201.5        179.7      9.15       9.01       9.47       9.99     10.35    10.52
---------------------------------------------------------------------  -------------------------------------------------------------
  840.6      859.9       837.2        818.6       807.8        726.2      7.78       7.99       7.85       8.46      8.77     8.73
---------------------------------------------------------------------  -------------------------------------------------------------
1,585.0    1,709.5     1,588.3      1,558.9     1,538.8      1,363.1      7.49       8.27       7.91       8.46      8.75     8.53
---------------------------------------------------------------------  -------------------------------------------------------------
  110.1      101.4       107.9         85.4        75.8         49.2
---------------------------------------------------------------------  -------------------------------------------------------------
1,695.1    1,810.9     1,696.2      1,644.3     1,614.6      1,412.3      8.01       8.76       8.44       8.92      9.18     8.84
---------------------------------------------------------------------  -------------------------------------------------------------

1,945.9    2,116.8     2,035.4      2,009.7     1,993.3      1,788.1      7.79 %     8.31 %     7.97 %     8.33 %    8.52 %   8.26 %
---------------------------------------------------------------------  -------------------------------------------------------------










  134.6      144.0       106.5         96.4        84.4         80.2      2.69 %     3.36 %     2.60 %     2.69 %    2.64 %   2.61 %
  107.7      146.4       126.0        114.0       100.4         86.3      3.10       4.11       3.37       3.48      3.28     3.04
  398.2      425.8       375.7        445.6       417.3        394.3      5.56       5.78       5.17       5.58      5.63     5.67
---------------------------------------------------------------------  -------------------------------------------------------------
  640.5      716.2       608.2        656.0       602.1        560.8      3.38       4.70       4.03       4.42      4.40     4.36
---------------------------------------------------------------------  -------------------------------------------------------------
    6.6       31.9        12.8         10.5        21.8          1.5      5.12       6.35       5.40       5.82      5.97     5.36
   10.8       34.0        18.6          5.9        22.2         18.4      3.82       6.31       5.14       5.66      5.81     6.03
---------------------------------------------------------------------  -------------------------------------------------------------
  657.9      782.1       639.6        672.4       646.1        580.7      3.40       4.81       4.07       4.44      4.48     4.40
---------------------------------------------------------------------  -------------------------------------------------------------
   95.9      113.1       114.3         97.7       146.4        149.1      4.12       5.75       4.48       4.69      5.18     5.17
  121.7      189.3       170.0        164.6       116.2        120.2      6.01       6.54       5.45       5.67      5.86     6.55
   67.9       81.6        60.3         43.6        45.5         30.7      5.75       7.26       6.01       4.98      6.16     5.96
---------------------------------------------------------------------  -------------------------------------------------------------

  943.4    1,166.1       984.2        978.3       954.2        880.7      4.37 %     5.24 %     4.40 %     4.66 %    4.78 %   4.78 %
---------------------------------------------------------------------  -------------------------------------------------------------





$1,002.5   $ 950.7   $ 1,051.2    $ 1,031.4   $ 1,039.1     $  907.4
---------------------------------------------------------------------
                                                                          3.42 %     3.07 %     3.57 %     3.67 %    3.74 %   3.48 %
                                                                          0.60       0.66       0.54       0.61      0.70     0.71
                                                                       -------------------------------------------------------------
                                                                          4.02 %     3.73 %     4.11 %     4.28 %    4.44 %   4.19 %
                                                                       -------------------------------------------------------------

     Tax-equivalent net interest income was $1,002.5 million in 2001, $950.7 million in 2000, and $1,051.2 million in 1999. The net interest margin was 4.02% during the recent year, compared with 3.73% and 4.11% for 2000 and 1999, respectively. The increase in the recent year was due to the continued improvement in the earning asset mix, resulting from a reduction in lower margin investment securities and reduction in residential mortgage loans. Additionally, Huntington was slightly liability sensitive during the period and accordingly, benefited from the decline in short-term rates during the year. The net interest margin in 2000 was unfavorably impacted by higher funding costs due to rising interest rates and changes in the mix of Huntington's core deposit base. The mix of deposits shifted to higher-rate accounts during that year following the introduction of new products designed to improve customer retention in the intensely competitive market for retail deposits. The reduction in net interest income and the margin in 2000 also reflect the impact of the 1999 credit card sale and the automobile loan securitizations. Average earning assets declined $509 million from $25.5 billion in 2000 to $25.0 billion while average interest-bearing liabilities declined $667 million from $22.3 billion to $21.6 billion. Management expects the margin to continue to expand in 2002, especially in light of the favorable impact expected from the sale of the Florida operations, as discussed below. Huntington's average balance sheets and net interest margin analysis can be found on pages 20 and 21.

     Huntington regularly enters into various types of derivative financial instruments, primarily interest rate swaps, to manage its exposure to changes in interest rates. The cash flows generated by derivative instruments used to manage risk associated with earning assets and interest bearing liabilities are recorded along with the interest from the hedged item and consequently impact the yields on those assets and liabilities. The impact of these derivatives lowered the net interest margin by two basis points in 2001 and five basis points in 2000, but increased the net interest margin by eight basis points in 1999. Huntington's interest rate risk position as well as the implementation of a new accounting standard regarding derivatives is discussed further in the "Interest Rate Risk Management" section of this report.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
     The provision for loan losses is the expense necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. On a reported basis, the provision expense was $308.8 million for 2001. On an operating basis, the provision for loan losses was $187.1 million, up from $90.5 million in 2000 and $88.4 million two years ago, representing significant increases in net charge-offs and deteriorating economic conditions impacting credit quality. The operating basis results for 2001 exclude the impact of an additional fourth quarter provision for loan losses of $50 million to increase the ALL ratio to 1.90% of total loans, reflecting a deterioration in credit quality, and $71.7 million in the second quarter, which included $25.8 million for estimated increased losses resulting from Huntington's decision to exit sub-prime automobile and truck and equipment lending, $19.7 million to charge-off delinquent consumer and small business loans more than 120 days past due, and $21.2 million to increase reserves for consumer bankruptcies.

     The ALL was $410.6 million at December 31, 2001, up from $297.9 million the end of 2000 and $299.3 million at year-end 1999. This represents 1.90% of total 2001 loans compared with 1.45% of total loans at the end of the prior two years. The reserve ratio is expected to increase in 2002 after the sale of loans in the Florida operations. Non-performing loans in 2001 were covered by the ALL 1.9 times versus 3.2 times at the end of last year. Additional information regarding the ALL and asset quality appears in the "Credit Risk" section.

     Huntington allocates the ALL to each loan category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and industrial and commercial real estate credits, expected loss factors are assigned by credit grade at the individual loan level. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

     Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The diversity in size of commercial and commercial real estate loans can be significant as well. The dollar exposure could significantly vary from estimated amounts due to diversity. Additionally, the impact from recent economic events, including the recession and events of September 11, 2001, on individual customers may not yet be known. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. For analytical purposes, the allocation of the ALL is provided below. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.

----------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                   2001                 2000                1999               1998                1997
----------------------------------------------------------------------------------------------------------------------------------
Commercial                              $174,713            $ 104,968            $ 94,978           $ 82,129            $ 86,439
Real estate
     Construction                         18,863               13,442              15,452             11,112               8,140
     Commercial                           38,177               33,909              32,073             35,206              35,051
Consumer
     Auto Leases                          41,240               32,951              25,378             17,823               6,631
     Auto Loans - Indirect                38,799               28,877              40,043             40,792              29,516
     Home Equity Lines                    17,254               12,505              11,552             10,889               1,869
     Residential Mortgage                  4,835                3,575               4,804              4,864               3,547
     Other Loans                          26,557               29,257              27,060             52,517              44,020
---------------------------------------------------------------------------------------------------------------------------------
Total Allocated                          360,438              259,484             251,340            255,332             215,213
Total Unallocated                         50,134               38,396              47,969             35,616              42,958
---------------------------------------------------------------------------------------------------------------------------------
Total Allowance for Loan Losses         $410,572            $ 297,880           $ 299,309           $290,948           $ 258,171
---------------------------------------------------------------------------------------------------------------------------------


     Total net charge-offs in 2001 were 0.90%. Excluding 18 basis points of losses charged against reserves established in the second quarter 2001 for portfolios that Huntington exited, net charge-offs were 0.72%. Net charge-offs were 0.40% in both 2000 and 1999. Commercial charge-offs, spread over a number of companies in the retail trade, manufacturing, services, and communications sectors, were 0.90% in the recent year versus 0.21% in 2000 and 0.18% in 1999. Consumer charge-offs were 1.17% in 2001 compared with 0.63% in each of the two preceding years. Excluding losses related to the exited businesses, commercial and consumer net charge-offs were 0.76% and 0.91%, respectively. Indirect auto loan net charge-offs were 1.36% in 2001 compared with 1.08% in 2000 and vehicle lease net charge-offs were 1.28% and 0.72% for the same periods. The following table reflects vintage performance for Huntington's managed indirect auto loan and lease portfolios through December 31, 2001:


-------------------------------------------------------------------------------------------------------------------
                                                                           LOAN AND LEASE ORIGINATION PERIOD
                                                                        ----------------------------------------
                                                                       4Q '98 TO     4Q '99 TO     4Q '00 TO
PRODUCT                                                                 3Q '99        3Q '00        4Q '01
-------------------------------------------------------------------------------------------------------------------
Indirect auto loans - % of portfolio at December 31, 2000                 24%           42%           12%
                    - % of portfolio at December 31, 2001                 12%           25%           55%
                    - cumulative loss ratios after 5 quarters           0.65%         1.35%         1.00%

Indirect auto leases - % of portfolio at December 31, 2000                33%           42%            9%
                     - % of portfolio at December 31, 2001                22%           31%           41%
                     - cumulative loss ratios after 5 quarters          0.38%         1.30%         1.00%


     For the fourth quarter of 1999 through the third quarter of 2000, in the table above, the cumulative loss ratio is greatest for both loans and leases originated by Huntington. The higher loss levels during this origination period were the result of less rigorous underwriting standards, which were subsequently improved. Although the relative portion of the portfolios is diminishing, these loans and leases contributed to the higher losses in the recent year, along with the economic slowdown, and an increase in the average loss per vehicle due to lower used car prices.

     Until general economic conditions begin to improve, Huntington's management expects unfavorable trends in credit quality and net charge-offs to continue at or above current levels in all portfolios, particularly in the first half of 2002.

     The following table shows the activity in Huntington's ALL, along with selected credit quality indicators.

--------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF ALLOWANCE FOR LOAN LOSSES AND RELATED STATISTICS
(in thousands of dollars)                              2001              2000            1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF YEAR       $ 297,880          $ 299,309       $ 290,948       $ 258,171       $ 230,778
LOAN LOSSES
     Commercial                                      (65,743)           (18,013)        (16,203)        (24,512)        (23,276)
     Real estate
       Construction                                     (845)              (238)           (638)            (80)           (375)
       Commercial                                     (3,676)            (1,522)         (2,399)         (2,115)           (728)
     Consumer
       Auto Leases                                   (52,775)           (25,020)        (13,209)        (13,755)         (9,856)
       Auto Loans - Indirect                         (71,638)           (47,687)        (42,783)        (39,107)        (36,442)
       Home Equity Lines                              (8,744)            (5,626)         (5,461)         (4,905)         (1,191)
       Residential Mortgage                             (879)            (1,140)         (1,404)         (1,243)         (1,935)
       Other Loans                                   (23,015)           (11,599)        (30,194)        (40,638)        (36,920)
--------------------------------------------------------------------------------------------------------------------------------
     Total loan losses                              (227,315)          (110,845)       (112,291)       (126,355)       (110,723)
--------------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF LOANS PREVIOUSLY CHARGED OFF
     Commercial                                        6,175              4,201           5,303           4,546           4,373
     Real estate
       Construction                                      179                165             192             441             111
       Commercial                                        613                268           1,260           1,800             315
     Consumer
       Auto Leases                                     9,597              3,578           2,652           1,631           1,088
       Auto Loans - Indirect                          16,567             15,407          14,201          14,979          10,234
       Home Equity Lines                                 719                557             750             398             175
       Residential Mortgage                               94                133             268             367             304
       Other Loans                                     3,924              3,447           7,579           7,686           5,942
--------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                 37,868             27,756          32,205          31,848          22,542
--------------------------------------------------------------------------------------------------------------------------------
Net loan losses                                     (189,447)           (83,089)        (80,086)        (94,507)        (88,181)
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE OF SECURITIZED LOANS                        (6,654)           (16,719)            ---             ---             ---
PROVISION FOR LOAN LOSSES (1)                        308,793             90,479          88,447         105,242         107,797
ALLOWANCE ACQUIRED                                       ---              7,900             ---          22,042           7,777
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES, END OF YEAR             $ 410,572          $ 297,880       $ 299,309       $ 290,948       $ 258,171
--------------------------------------------------------------------------------------------------------------------------------

AS A % OF AVERAGE TOTAL LOANS
     Net loan losses                                   0.90%              0.40%           0.40%           0.51%           0.50%
     Provision for loan losses                         1.46%              0.44%           0.44%           0.57%           0.61%
Allowance for loan losses as a %
     of total end of period loans                      1.90%              1.45%           1.45%           1.50%           1.46%
Net loan loss coverage (2)                             3.62x              7.23x           8.63x           6.72x           7.01x


(1) In 2001, includes special provisions for loan losses of $121.7 million included in restructuring and special charges as discussed above.
(2) Income before taxes (excluding the impact of restructuring and special charges and the 1999 gain from sale of credit card portfolio) and the provision for loan losses to net loan losses.


NON-INTEREST INCOME

     Non-interest income before gains from investment security and loan sales, was $508.8 million in 2001, compared with $456.5 million for the same period last year and $452.1 million in 1999. Service charges on deposit accounts increased 2.1% from a year ago, primarily due to higher corporate maintenance fees and, to a lesser extent, sales of cash management products. Brokerage and insurance revenue increased $17.2 million, or 27.7%, driven by strong growth in insurance and investment banking fees. Annuity sales reached record highs for Huntington in 2001 contributing to a 10% increase in brokerage income year-over-year despite a volatile equity market. Insurance-related revenue was up 43% reflecting the full-year impact of a new insurance agency acquired in 2000. Trust income rose 12.5% as a result of increased revenue from the sales to customers of Huntington's proprietary mutual funds as five new funds were added during this year and certain price increases. Mortgage banking income for 2001 was up 55.6% over last year due to the refinancing activity resulting from the lower interest rate environment. Origination volume totaled $3.5 billion, up from $1.5 billion in the same period a year ago. Other service charges and fees increased nearly 10% over the prior year due primarily to higher customer usage of Huntington's check card product. New revenue from the sale of interest rate derivative products to corporate customers and loan securitization activity also helped to drive other non-interest income up over last year.

     Investment security gains totaled $0.7 million for 2001, versus $37.1 million for 2000 and $13.0 million for 1999. Included in the 2001 net gains in the table below is a $5.3 million loss realized from the sale of $15 million of Pacific Gas & Electric commercial paper acquired from The Huntington National Bank's Money Market Fund. Huntington sold certain equity investments that generated gross gains of $66.5 million in 2000 and $31.0 million in 1999. Substantially offsetting these gains in both prior years were losses from the sale of lower yielding, fixed-income investment securities.

-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
-------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2001             2000             1999
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                     $ 164,052        $160,727         $156,315
Brokerage and insurance income                                             79,034          61,871           52,076
Trust services                                                             60,298          53,613           52,030
Mortgage banking                                                           59,148          38,025           56,890
Other service charges and fees                                             48,217          43,883           37,301
Bank Owned Life Insurance income                                           38,241          39,544           37,560
Other                                                                      59,767          58,795           59,901
-------------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS AND
   CREDIT CARD PORTFOLIO SALE GAINS                                       508,757         456,458          452,073
Securities gains                                                              723          37,101           12,972
Gains on sale of credit card portfolio                                        ---             ---          108,530
-------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                             $ 509,480        $493,559         $573,575
-------------------------------------------------------------------------------------------------------------------


NON-INTEREST EXPENSE
     Non-interest expense, on an operating basis, was $923.6 million in 2001, $835.6 million in 2000, and $815.3 million in 1999. A discussion of Huntington's restructuring and special charges can be found in the beginning of Management's Discussion and Analysis and in the notes to the consolidated financial statements.

     Higher personnel costs reflect increases in sales commissions related to mortgage banking, capital markets, and private financial services activities, offset by lower benefit expenses. Occupancy and equipment costs increased 2.5% in 2001 due to higher depreciation and building maintenance. Other factors contributing to the 10.5% increase in non-interest expense, included in Other, was a $4.2 million impairment loss related to PG&E commercial paper, and $7.0 million of premium expense related to the purchase of automobile lease residual value insurance.

     The $4.2 million PG&E impairment loss reflected in non-interest expense related to activities in The Huntington National Bank's Money Market Mutual Fund (the Fund). The Fund owned $30 million of PG&E commercial paper at the end of last year. During the first quarter of 2001, $15 million of the paper was sold with a $4.2 million loss incurred. Although the Fund could have absorbed the loss and still maintained the net asset value at $1.00 per share, Huntington reimbursed the Fund for the $4.2 million loss. The remaining $15 million of commercial paper was held by Huntington until the economic and political ramifications of PG&E's April 2001 Chapter 11 bankruptcy filing became known. The remaining PG&E commercial paper was sold in the third quarter of 2001, as discussed above, at a loss of $5.3 million, which is included in restructuring and special charges. The combined losses amounted to $9.5 million.

     In late 2000, Huntington purchased residual value insurance coverage. Residual values are established at the origination of the lease and represent the estimated value of the automobiles at the end of the lease. The insurance covers the difference between the recorded residual value and the fair market value of the automobile at the end of the lease term as evidenced by Black Book valuations. The insurance provides first dollar loss coverage on the portfolio at October 1, 2000, and has a cap on insured losses of $120 million. Insured losses on new lease originations from October 2000 to March 31, 2002 have a cap of $50 million. The insurance coverage is subject to annual renewal. See note 1 to Huntington's consolidated financial statements for accounting policy regarding residual values.

-------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2001                2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                                 $ 478,640          $ 421,750         $ 419,901
Equipment                                                                          80,560             78,069            66,666
Net occupancy                                                                      77,184             75,882            62,169
Outside data processing and other services                                         69,692             62,011            62,886
Amortization of intangible assets                                                  41,225             39,207            37,297
Marketing                                                                          31,057             34,884            32,506
Telecommunications                                                                 27,984             26,225            28,519
Professional services                                                              23,879             20,819            21,169
Printing and supplies                                                              18,367             19,634            20,227
Franchise and other taxes                                                           9,729             11,077            14,674
Other                                                                              65,313             46,059            49,314
-------------------------------------------------------------------------------------------------------------------------------

  TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES                               923,630            835,617           815,328
Special charges                                                                    99,957             50,000            96,791
-------------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                                   $1,023,587          $ 885,617         $ 912,119
-------------------------------------------------------------------------------------------------------------------------------


     Amortization of intangible assets, which includes amortization of the excess of fair value of assets involved in purchase acquisitions over book value or "goodwill", increased to $41.2 million in 2001 from $39.2 million in 2000. This increase reflects the full year impact of the year 2000 purchase acquisitions of Empire Banc Corporation and the J. Rolfe Davis Insurance Agency, Inc. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Huntington will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The majority of Huntington's goodwill and other intangible assets relate to its operations located in Florida, which Huntington sold in February 2002. The application of the nonamortization provisions of the new standard to goodwill not impacted by the sale is expected to result in an increase in net income of $8.9 million, or $0.04 per common share per year.

     Huntington's efficiency ratio, which expresses expense as a percentage of revenue on a tax-equivalent basis, was 58.4% for 2001, compared with 56.2% and 51.8% in 2000 and 1999, respectively. This ratio is expected to improve in 2002 as a result of the sale of the Florida operations.

INCOME TAXES
     Huntington recorded an income tax benefit of $5.2 million in 2001, compared with expense of $131.4 million, and $192.7 million in each of the previous two years. Huntington's effective tax rate on operating earnings was 26.7% in 2001 versus 28.6% in 2000 and approximately 31.0% in 1999. The effective rate was lower in 2001 due to asset securitization and subsidiary capital activities. Based on information currently available, Huntington expects its 2002 effective tax rate to remain below 30%. See note 18 to Huntington's consolidated financial statements regarding income taxes.


INTEREST RATE RISK AND LIQUIDITY MANAGEMENT

INTEREST RATE RISK MANAGEMENT
     Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Asset and Liability Management Committee (ALCO) oversees financial risk management by establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty, settlement, and market risks. Market risk is the risk of loss arising from the adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is Huntington's primary market risk and results from the timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. ALCO regularly monitors Huntington's interest rate sensitivity position to ensure consistency with approved risk tolerances.

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

     Measurement and monitoring of interest rate risk is an ongoing process. Two key elements used in this process are Huntington's income simulation model and its net present value model. The income simulation model estimates the amount that net interest income will change over a twelve to twenty-four month period given adverse changes in interest rates. The net present value model, or Economic Value of Equity (EVE), is used to discern levels of risk in Huntington's balance sheet that may not be determined in its income simulation model. These two models have limitations but complement each other and together these models portray the magnitude of exposure to interest rate risk. Assumptions used in these models are inherently uncertain, but management believes that these models provide a reasonably accurate estimate of Huntington's interest rate risk exposure. Management's reporting of this information is regularly shared with the Board of Directors.

     The income simulation model used by Huntington incorporates a gradual change in the shape of the forward yield curve and captures all major assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures embedded options, e.g. interest rate caps/floors or call options, and accounts for changes in rate relationships, as various rate indices lead or lag changes in market rates.

     The forward yield curve at December 31, 2001, implied a 150 basis point increase in short-term interest rates by the end of 2002. The results of Huntington's recent sensitivity analysis indicated that net interest income would be 0.6% lower during the next twelve months than if interest rates were 100 basis points higher at the end of that period than implied by forward rates at December 31, 2001, or 250 basis points from rates at this same date. Net interest income was estimated to be 1.3% lower if rates were 200 basis points higher than the yield curve, or 350 basis points overall. Conversely, if rates were 100 and 200 basis points lower than the yield curve, net interest income would be 0.3% and 0.9% higher, respectively. These measures of the sensitivity of net interest income to changes in interest rates incorporate the effects of the sale of the Florida franchise. The sale of selected assets and liabilities in the Florida region increased the interest rate sensitivity of net interest income modestly, but repositioning of the balance sheet in anticipation of the sale ensured that the resulting level remained below the management limit of 2%.

     At the end of 2000, net interest income was estimated to be 2.5% higher during the subsequent twelve months if interest rates were 200 basis points lower than the level implied by forward rates in twelve months. The decline in sensitivity over the past year was primarily due to the previously mentioned sales of low margin fixed rate investment securities. These sales were part of management's effort to restructure the balance sheet and reduce sensitivity to interest rate changes in order to stabilize Huntington's revenue base.

     The EVE simulation model used by Huntington measures the level of risk in the balance sheet that might not have been accounted for in the income simulation model due to that model's limited time horizon. The EVE is defined as the discounted present value of asset cash flows and derivative cash flows, minus the discounted value of liability cash flows. The timing and variability of balance sheet cash flows are critical assumptions, along with assumptions regarding the speed of loan and security prepayments and the assumed behavior of zero-maturity deposits.

     The sensitivity of the EVE to changes in interest rates is estimated by calculating the EVE under alternative interest rate scenarios. Unlike the analysis of net interest income at risk, which is based on assumed changes in interest rates over time, the EVE analysis is based on assumed immediate shifts in interest rates. In addition, the EVE analysis does not reflect assumed changes to the balance sheet that would arise from new business. At December 31, 2001, an immediate increase of 100 basis points was estimated to reduce the EVE by 1.1%. A 200 basis point increase was estimated to reduce the EVE by 2.9%. The EVE was estimated to increase by 0.5% in response to a 100 basis point decrease in rates and decrease by 0.1% in response to a 200 basis point decrease. These estimates reflect the characteristics of the balance sheet at December 31, 2001, which included selected assets and liabilities in Florida that were sold in 2002. Separate analysis indicates that the risk to the EVE after the sale of those assets and liabilities from an immediate 200 basis point increase in rates was close to but less than one percentage point greater than the 2.9% risk for the organization including those assets and liabilities.

     The difference between the sensitivity to rate increases and decreases of the same amount is a measure of the convexity of the balance sheet. In the case of a 100 basis point shift, for example, the balance sheet is estimated to be negatively convex, because the EVE would decrease by more in response to an increase in rates than it would increase in response to a decrease in rates. The source of the negative convexity is primarily the asymmetric prepayment rates of mortgage loans and mortgage-backed securities in increasing and decreasing interest rate environments and the greater latitude to raise than lower some deposit rates, given the already very low level of interest rates.

     Active interest rate risk management necessitates the use of various types of derivative financial instruments, such as interest rate swaps, interest rate caps and floors, exchange-traded futures and option contracts, and forward rate agreements. Risk that is created by different indices on products, by unequal terms to maturity of assets and liabilities, and by products that are appealing to customers but incompatible with current risk limits can be eliminated or decreased in a cost efficient manner by utilizing interest rate swaps. Often, the swap strategy has enabled Huntington to lower the overall cost of raising wholesale funds.

     Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risks and rewards in the instrument, minimizing the balance sheet leverage and improving liquidity. On January 1, 2001, Huntington implemented a new accounting standard, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, requires recognition of derivatives at their fair value as either assets or liabilities in the balance sheet. The accounting for gains or losses resulting from changes in fair value depends on the intended use of the derivatives. For derivatives designated as hedges of changes in the fair value of recognized assets or liabilities, gains or losses on the derivatives are recognized in earnings together with the offsetting losses or gains on the hedged items. This results in earnings only being impacted to the extent that the hedge is ineffective in achieving offsetting changes in fair value. For derivatives used to hedge changes in cash flows associated with forecasted transactions, gains or losses on the effective portion of the derivatives are deferred, and reported as accumulated other comprehensive income (AOCI), a component of shareholders' equity, until the period in which the hedged transactions affect earnings. Changes in the fair value of derivative instruments not designated as hedges are recognized in current earnings. The after-tax transition adjustment for the implementation of this new standard was immaterial to net income and reduced AOCI by $9.1 million. See note 14 to Huntington's consolidated financial statements for more information regarding derivative financial instruments and note 16 regarding comprehensive income.


-----------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS
                                                                                YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                              2001              2000               1999
-----------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                                   $1,913,607       $ 1,822,480          $2,065,192
Weighted average interest rate at year-end                                 2.24%             5.91%               4.69%
Maximum amount outstanding at month-end during the year               $3,094,647       $ 2,093,546          $3,033,277
Average amount outstanding during the year                            $2,258,860       $ 1,831,228          $2,417,032
Weighted average interest rate during the year                             4.11%             5.68%               4.50%

LIQUIDITY MANAGEMENT
     Effectively managing liquidity involves ensuring the cash flow requirements of depositors and borrowers, as well as meeting the operating cash needs of Huntington to fund corporate expansion and other activities. ALCO regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. At the end of the recent year, management believes sufficient liquidity was available to meet estimated short-term and long-term funding needs.

     Funding is available from a number of sources, including core deposits, the investment securities portfolio, the securitization and sale of loans, and the ability to acquire large deposits and the issuance of notes and common and preferred securities in the capital markets. One of Huntington's chief sources of liquidity is derived from the large retail deposit base accessible by its network of banking offices. Certificates of deposit of $100,000 or more totaled nearly $1.4 billion at December 31, 2001, of which $377.9 million mature within three months, $119.2 million mature within three to six months, $175.9 million mature within six months to one year, and $689.7 million mature beyond one year. This funding is supplemented by Huntington's demonstrated ability to raise funds in capital markets and to access funds nationwide. The bank subsidiary's $6 billion domestic bank note program as well as Huntington's and its parent company's combined $2 billion Euronote program are significant sources of wholesale funding. Under these sources, unsecured senior and subordinated notes are issuable with maturities ranging from one month to thirty years. Huntington is also a member of the Federal Home Loan Bank (FHLB), which provides funding through advances to its members that are collateralized with mortgage-related assets that carry maturities from one month to twenty years. At the end of 2001, Huntington had $17.0 million of outstanding borrowings with the FHLB.

     Huntington's parent company obtains its funding from dividends, subsidiary capital activities, and from the issuance of commercial paper through Huntington Bancshares Financial Corporation, a non-bank subsidiary. The parent company accesses the capital markets through issuance of medium-term notes via its $750 million note program. The proceeds from these sources are used from time to time to fund certain non-banking activities, finance acquisitions, repurchase Huntington's common stock, or for other general corporate purposes. An $85 million line of credit with a group of unaffiliated financial services companies serves as a backup liquidity facility to support commercial paper borrowings. No borrowings have occurred under this facility. Parent company liquidity significantly improved in early 2002 through the sale of Huntington's Florida operations.

     At December 31, 2001, approximately $3 billion of funds were available under the combined note programs to fund Huntington's future activities. Huntington also has $300 million of capital securities outstanding through its non-bank subsidiaries, Huntington Capital I and II.

     In early 2002, Huntington increased its wholesale borrowings by $1.2 billion in connection with the sale of Florida loans and deposits. Huntington is also in the process of closing a new $6 billion domestic bank note program and expects to draw on this note program in 2002.

     The table below represents Huntington's contractual cash obligations, excluding short-term borrowings, at December 31, 2001:

----------------------------------------------------------------------------------------------------------------------
                                                                      Payments Due by Period
                                      --------------------------------------------------------------------------------
                                                                                              2007 &
(in millions of dollars)                 2002      2003       2004       2005      2006       After         Total
----------------------------------------------------------------------------------------------------------------------
Medium-term notes                         $782.2    $480.0     $255.0     $285.0     $ ---     $    ---     $ 1,802.2
Subordinated notes                         150.0     250.0        ---        ---       ---        450.0         850.0
Capital securities                           ---       ---        ---        ---       ---        300.0         300.0
Preferred securities                         ---       ---        ---        ---       ---         50.0          50.0
Federal Home Loan Bank advances              4.0      10.0        3.0        ---       ---          ---          17.0
Operating leases                            47.5      43.5       40.4       36.0      33.2        298.0         498.6
----------------------------------------------------------------------------------------------------------------------
   Total                                  $983.7    $783.5     $298.4     $321.0     $33.2     $1,098.0     $ 3,517.8
----------------------------------------------------------------------------------------------------------------------

     While liability sources are many, significant liquidity is also available from Huntington's securities available for sale and loan portfolios.


--------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
                                                                                        DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                   2001               2000               1999
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal Agencies                                       $2,322,079        $ 3,284,031        $ 4,165,342
Other                                                                       527,500            806,494            704,861
--------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE                                      $2,849,579        $ 4,090,525        $ 4,870,203
--------------------------------------------------------------------------------------------------------------------------

                                                                          Amortized             Fair
                                                                             Cost              Value         Yield (1)
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                                                        $      696        $       711         5.50%
     1-5 years                                                               31,399             31,563         3.16%
     6-10 years                                                               6,420              6,833         5.72%
     Over 10 years                                                              413                433         6.25%
-------------------------------------------------------------------------------------------------------
        Total U.S. Treasury                                                  38,928             39,540
-------------------------------------------------------------------------------------------------------
Federal Agencies
     Mortgage-backed
        1-5 years                                                            77,975             77,734         5.24%
        6-10 years                                                           99,049            100,954         6.26%
        Over 10 years                                                       651,187            662,674         6.56%
-------------------------------------------------------------------------------------------------------
           Total Mortgage-backed                                            828,211            841,362
-------------------------------------------------------------------------------------------------------
     Other agencies
        1-5 years                                                           918,023            940,845         5.19%
        6-10 years                                                           77,515             78,925         5.99%
        Over 10 years                                                       414,485            421,407         6.27%
-------------------------------------------------------------------------------------------------------
           Total Other                                                    1,410,023          1,441,177
-------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal Agencies                                  2,277,162          2,322,079
-------------------------------------------------------------------------------------------------------
Other
     Under 1 year                                                            11,315             11,374         8.48%
     1-5 years                                                               38,986             40,022         8.34%
     6-10 years                                                              35,832             35,823         7.08%
     Over 10 years                                                          176,524            174,715         6.38%
     Retained interest in securitizations                                   159,790            159,790        18.64%
     Marketable equity securities                                           104,395            105,776
-------------------------------------------------------------------------------------------------------
        TOTAL OTHER                                                         526,842            527,500
-------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2001                 $2,804,004        $ 2,849,579
-------------------------------------------------------------------------------------------------------

At December 31, 2001, Huntington had no concentrations of securities by a single issuer in excess of 10% of shareholders' equity.

(1) Weighted average yields were calculated using amortized cost and on a fully tax equivalent basis assuming a 35% tax rate.
     Marketable equity securities are excluded.

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

     Total NPAs were $227.5 million at December 31, 2001, compared with $105.4 million the end of 2000. As of the same dates, NPAs as a percent of total loans and other real estate were 1.05% and 0.51%. Certain industries have been identified as being particularly vulnerable to the weakening economic environment such as hotels, restaurants, amusements/recreation, insurance, and airlines. At December 31, 2001, these industries comprised 6.2% of the total commercial and commercial real estate portfolios. Given the weakened economic conditions, Huntington expects that NPAs may increase in 2002, particularly in the first half of the year. This increase may be offset by reduced NPAs associated with the Florida operations. However, the ratio of NPAs to total loans is expected to increase subsequent to the sale.

     Loans past due ninety days or more but continuing to accrue interest increased to $91.6 million at December 31, 2001, versus $80.3 million last year. This represented 0.42% and 0.39% of total loans, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
NON-PERFORMING ASSETS AND PAST DUE LOANS
                                                                                      DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                          2001                 2000              1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans
   Commercial                                    $159,637            $ 55,804          $ 42,958          $34,586          $ 36,459
   Real Estate
      Construction                                 13,885               8,687            10,785           10,181             5,916
      Commercial                                   34,475              18,015            16,131           13,243            10,212
      Residential                                  11,836              10,174            11,866           14,419            13,394
-----------------------------------------------------------------------------------------------------------------------------------
Total Non-accrual Loans                           219,833              92,680            81,740           72,429            65,981
Renegotiated loans                                  1,276               1,304             1,330            4,706             5,822
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                        221,109              93,984            83,070           77,135            71,803
-----------------------------------------------------------------------------------------------------------------------------------
Other real estate, net                              6,384              11,413            15,171           18,964            15,343
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                     $ 227,493           $ 105,397          $ 98,241          $96,099          $ 87,146
-----------------------------------------------------------------------------------------------------------------------------------

Accruing loans past due 90 days or more          $ 91,635            $ 80,306          $ 61,287         $ 51,037          $ 49,608
-----------------------------------------------------------------------------------------------------------------------------------

Non-performing loans as a % of total loans          1.02%               0.46%             0.40%            0.40%             0.40%

Non-performing assets as a % of total
loans and other real estate                         1.05%               0.51%             0.47%            0.49%             0.49%

Allowance for loan losses as a % of  non-
performing loans                                  185.69%             316.95%           360.31%          377.19%           359.55%

Allowance for loan losses and other real
estate as a % of non-performing assets            180.13%             279.16%           299.85%          301.00%           294.32%

Accruing loans past due 90 days or more to
total loans                                         0.42%               0.39%             0.30%            0.26%             0.28%

Note: For 2001, the amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $10.3 million. Amounts actually collected and recorded as interest income for these loans totaled $4.9 million.

CAPITAL AND DIVIDENDS

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

     Shareholders' equity at December 31, 2001, was flat year over year despite the reduced earnings due to the restructuring and special charges but was positively impacted by the reduced dividends and the appreciation in the unrealized fair value of the available-for-sale securities portfolio in 2001. Cash dividends declared were $0.72 a share in 2001, down from $0.76 a share in 2000. Beginning with the dividends declared in the third quarter of this year, Huntington reduced its cash dividend to shareholders by 20%.

     Average shareholders' equity was $2.4 billion for 2001, compared with $2.3 billion and $2.1 billion for 2000 and 1999, respectively. Huntington's ratio of average equity to average assets in the recent year was 8.47% versus 7.94% one year ago. The ratios were 8.48% and 8.27% on a period-end basis. Tangible equity to assets, which excludes the unrealized losses on securities available for sale and intangible assets, was 6.04% and 5.87% at the two recent year-ends. The sale of the Florida operations in early 2002 is expected to temporarily increase Huntington's tangible equity to asset ratio to approximately 9%. This ratio is expected to decline as Huntington utilizes the excess capital to repurchase its common stock. Huntington intends to maintain a minimum ratio of 6.50%.

     Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets, to notional values of certain financial instruments such as interest rate swaps, and to off-balance sheet items such as loan commitments and securitizations. These guidelines further define "well-capitalized" levels for financial institutions. Both Huntington and its bank subsidiary had regulatory capital ratios in excess of the levels established for well-capitalized institutions. See note 22 in the notes to Huntington's consolidated financial statements for more detailed information regarding regulatory matters.

     During 2000, Huntington's Board of Directors authorized the purchase of an additional 11 million shares under Huntington's common stock repurchase program, which brought the total shares available under this authorization to 24.1 million shares. Huntington repurchased approximately 8.8 million shares of its common stock through open market and privately negotiated transactions. Approximately 7.2 million of these shares were reissued in connection with the acquisitions of Empire Banc Corporation in June 2000 and the J. Rolfe Davis Insurance Agency, Inc. in August 2000. As of December 31, 2001, approximately
15.3 million shares remained available under this authorization. Huntington had not repurchased any shares since September 30, 2000.

     In February 2002, Huntington's Board of Directors authorized a new share repurchase program for up to 22 million shares and cancelled the earlier authorization. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for acquisitions and other corporate purposes.


LINES OF BUSINESS

     Below is a brief description of each line of business and a discussion of the business segment results. The financial information by line of business for the years ended December 31, 2001, 2000, and 1999 can be found in Note 21 to the consolidated financial statements. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group are Huntington's major business lines. A fifth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. Huntington's management reviews financial results on an operating basis, which excludes the impact of restructuring and special charges and the 1999 gain on sale of its credit card portfolio.

     Operating earnings (loss) for each year, by line of business, reconciled to net income for Huntington was as follows:

-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2001                2000               1999
-------------------------------------------------------------------------------------------------------------------------
Retail Banking                                                           $112,410            $160,526          $ 170,750
Corporate Banking                                                          93,256             114,793            124,294
Dealer Sales                                                               72,822              82,189             76,070
Private Financial Group                                                    27,130              22,905             22,957
Treasury / Other                                                          (12,096)            (19,467)            20,373
-------------------------------------------------------------------------------------------------------------------------
     Consolidated operating earnings, net of tax                          293,522             360,946            414,444
     Gain on sale of credit card portfolio, net of tax                        ---                 ---             70,545
     Restructuring and special charges, net of tax                       (115,001)            (32,500)           (62,915)
-------------------------------------------------------------------------------------------------------------------------
     Consolidated net income                                             $178,521            $328,446          $ 422,074
-------------------------------------------------------------------------------------------------------------------------


RETAIL BANKING
     Retail Banking provides products and services to retail and business banking customers. This segment's products include home equity loans, first mortgage loans, installment loans, business loans, personal and business deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank, and Web Bank.

     Retail Banking's operating earnings, net of tax, was $112.4 million in 2001. This compares with $160.5 million for 2000 and $170.8 million for 1999. Excluding revenue and expenses related to the sale of Huntington's credit card portfolio in 1999, net income for that year was $155.4 million. The lower interest rate environment in 2001 coupled with high runoff of higher-rate loans in the portfolio offset by strong deposit growth, especially in the second half of this year, pushed net interest income down nearly 8%. This trend in interest rates, however, positively impacted mortgage banking income by $21 million over last year, which helped drive total non-interest income up 15%. The refinancing activity in residential mortgage loans helped provide cross-selling opportunities for this segment that resulted in high growth in home equity loans and personal lines of credit. As noted above, credit quality continued to deteriorate and as a result, the Retail Banking segment experienced net charge-offs for 2001 that were more than double that of a year ago, which also resulted in a significant increase in the provision for loan losses. Non-interest expense increased $46.3 million due to higher commissions in relation to the increased mortgage and other fee income as well as increases in other personnel related costs.

     This segment contributed 38% of Huntington's operating earnings for 2001 and comprised 30% of its total loan portfolio and 84% of its core deposits.

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

     Operating earnings for Corporate Banking was $93.3 million for the recent twelve months, compared with $114.8 million for the same period last year and $124.3 million for 1999. Increased net loan charge-offs of 54 basis points along with loan growth of 4% contributed to an increase in the provision for loan losses of $37.5 million over last year. The segment experienced strong growth in commercial loans in the first half of 2001 but significantly less in the second half, while construction and commercial real estate loans showed consistent growth all year long. This loan growth helped offset the negative impact of falling interest rates as net interest income increased 5% over the prior year. Non-interest income for 2001 increased 2% from 2000, driven by a 22% increase in deposit account services charges, which resulted from higher demand deposit balances during the year. Also, investment banking fees were up $2.7 million and letter of credit fees increased $1.6 million. A portion of this fee revenue increase was offset by lower trust income as institutional fiduciary operations were reported in to the Private Financial Group during 2001. Non-interest expense increased 8.6% compared with last year due to increases in outside services expense, equipment and occupancy expenses, marketing expense, and professional fees.

     Corporate Banking contributed 32% of Huntington's operating earnings for the recent year and comprised 35% of its total loan portfolio and 11% of its core deposits.

DEALER SALES
     Dealer Sales product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing. The consumer loans and leases comprise the vast majority of the business and involves the financing of vehicles purchased or leased by individuals through dealerships.

     Operating earnings for this segment were $72.8 million for the twelve months ended December 31, 2001, versus $82.2 million and $76.1 million in each of the prior two annual periods. Higher bankruptcies, a softer used car market and overall economic conditions, resulted in higher net charge-offs in the auto lease and indirect lending portfolios. See Huntington's discussion above of losses involved in certain origination vintages under Provision and Allowance for Loan Losses. Charge-offs nearly doubled on a combined basis in 2001 versus 2000, increasing the provision for loan losses $28.6 million for 2001. However, net interest margins on these products widened year over year. Non-interest income dropped 31% as income from securitization related activities declined versus the prior year. Non-interest expense included premium expense relating to policies covering auto lease residual values.

     Dealer Sales contributed 25% of Huntington's operating earnings for 2001 and comprised 31% of its outstanding loans.

PRIVATE FINANCIAL GROUP
     Huntington's Private Financial Group (PFG) provides an array of products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services.

     Operating earnings for this segment for the year were $27.1 million, up from $22.9 million and $23.0 million reported for 2000 and 1999. Net interest income grew $6.2 million in 2001, primarily as a result of significant loan growth (23%) over 2000 combined with wider margins on loan balances. The loan growth was most notable in consumer loans--personal credit lines and residential mortgage loans, as declining interest rates incented refinancing activity. Spreads improved as market rates declined more rapidly than effective rates. The increase in the provision for loan losses in 2001 was the result of this loan growth. The overall credit quality in this line of business improved during the year as charge-offs actually declined from ten basis points in 2000 to nine basis points in 2001. Non-interest income increased 56% in the most recent year due largely to higher insurance revenue and higher trust income primarily from Huntington's proprietary mutual funds. Assets in five new funds that were introduced during the year grew to over $100 million by the end of this year. Growth in insurance revenue, along with the increase in non-interest expense, was largely reflective of the full year contribution from the J. Rolfe Davis Agency acquisition that occurred in late August 2000. Included in non-interest expense is the PG&E impairment loss related to activities in The Huntington National Bank's Money Market Mutual Fund as discussed previously under Non-Interest Expense above. This segment represented 9% of Huntington's annual operating earnings and 4% of total loans.

TREASURY / OTHER
     The Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Furthermore, Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $2.8 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, amortization expense of intangible assets is also a significant component of Treasury/Other.

     This segment reflected a net operating loss of $12.1 million for the period. This segment showed an operating loss of $19.5 million in 2000, compared with operating income of $20.4 million for 1999. The effects from the balance sheet repositioning mentioned earlier offset the widening of spreads, which favorably affected net interest income for the recent twelve-month period. Non-interest income was significantly lower, particularly due to security gains in the two prior years related to the sale of a portion of Huntington's equity investments. Income taxes included the reconciling items to the statutory tax rate of 35% in this segment.

SELECTED ANNUAL INCOME STATEMENT DATA

-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars,                                            YEAR ENDED DECEMBER 31,
except per share amounts)                     ---------------------------------------------------------------------------------
                                                    2001          2000            1999        1998          1997        1996
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                         $ 1,939,519    $ 2,108,505     $ 2,026,002  $1,999,364   $1,981,473   $1,775,734
TOTAL INTEREST EXPENSE                            943,337      1,166,073         984,240     978,271      954,243      880,648
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                               996,182        942,432       1,041,762   1,021,093    1,027,230      895,086
Provision for loan losses                         308,793         90,479          88,447     105,242      107,797       76,371
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       687,389        851,953         953,315     915,851      919,433      818,715
-------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts               164,052        160,727         156,315     126,403      117,852      107,669
Brokerage and insurance income                     79,034         61,871          52,076      36,710       27,084       20,856
Trust services                                     60,298         53,613          52,030      50,754       48,102       42,237
Mortgage banking                                   59,148         38,025          56,890      60,006       55,715       43,942
Other service charges and fees                     48,217         43,883          37,301      29,202       22,705       12,013
Bank Owned Life Insurance income                   38,241         39,544          37,560      28,712          ---          ---
Other                                              59,767         58,795          59,901      67,090       63,403       69,726
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES
   AND CREDIT CARD PORTFOLIO SALE GAINS           508,757        456,458         452,073     398,877      334,861      296,443
-------------------------------------------------------------------------------------------------------------------------------
Securities gains                                      723         37,101          12,972      29,793        7,978       17,620
Gains on sale of credit card portfolios               ---            ---         108,530       9,530          ---          ---
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                         509,480        493,559         573,575     438,200      342,839      314,063
-------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                   478,640        421,750         419,901     428,539      392,793      360,865
Equipment                                          80,560         78,069          66,666      62,040       57,867       50,887
Net occupancy                                      77,184         75,882          62,169      54,123       49,509       49,676
Outside data processing and other services         69,692         62,011          62,886      74,795       66,683       58,367
Amortization of intangible assets                  41,225         39,207          37,297      25,689       13,019       10,220
Marketing                                          31,057         34,884          32,506      32,260       32,782       20,331
Telecommunications                                 27,984         26,225          28,519      29,429       21,527       16,567
Professional services                              23,879         20,819          21,169      25,160       24,931       20,313
Printing and supplies                              18,367         19,634          20,227      23,673       21,584       19,602
Franchise and other taxes                           9,729         11,077          14,674      22,103       19,836       20,359
Other                                              65,313         46,059          49,314      46,118       51,414       48,323
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL
  CHARGES                                         923,630        835,617         815,328     823,929      751,945      675,510
-------------------------------------------------------------------------------------------------------------------------------
Special charges                                    99,957         50,000          96,791      90,000       51,163          ---
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                      1,023,587        885,617         912,119     913,929      803,108      675,510
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        173,282        459,895         614,771     440,122      459,164      457,268
Income taxes                                       (5,239)       131,449         192,697     138,354      166,501      152,999
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                    $   178,521    $   328,446     $   422,074  $  301,768   $  292,663   $  304,269
-------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE (1)
  Net income
      Basic                                         $0.71          $1.32           $1.66       $1.18        $1.15        $1.19
      Diluted                                       $0.71          $1.32           $1.65       $1.17        $1.14        $1.18
  Cash dividends declared                           $0.72          $0.76           $0.68       $0.62        $0.56        $0.51

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                           $   996,182    $   942,432     $ 1,041,762  $1,021,093   $1,027,230   $  895,086
Tax Equivalent Adjustment (2)                       6,352          8,310           9,423      10,307       11,864       12,363
-------------------------------------------------------------------------------------------------------------------------------
Tax Equivalent Net Interest Income            $ 1,002,534    $   950,742     $ 1,051,185  $1,031,400   $1,039,094   $  907,449
-------------------------------------------------------------------------------------------------------------------------------

(1)   Adjusted for stock dividends and stock splits, as applicable.
(2)   Calculated assuming a 35% tax rate.

RESULTS FOR THE FOURTH QUARTER

     For the fourth quarter 2001, Huntington's net income was $65.6 million compared with $76.2 million for the same period a year ago. Diluted earnings per share was $0.26 versus $0.30 for the same respective three month periods. The fourth quarter 2001 results include $9.8 million of after-tax restructuring and special charges ($15.1 million pre-tax) associated with the strategic refocusing plan discussed above, a $50.0 million pre-tax addition to the allowance for loan losses, increasing the reserve ratio to 1.90% from 1.67% at September 30, and from 1.45% a year ago, and a $32.5 million reduction in income taxes resulting from the sale of preferred securities of its REIT subsidiary. Operating earnings, which excludes these charges and tax benefit, were $75.7 million, or $0.30 per share, compared with $76.2 million, or $0.30 per share, last year.

     On an operating basis, ROE and ROA were 12.68% and 1.07% for the recent quarter, compared with the 12.89% and 1.06% ratios reported for the fourth quarter a year ago. "Cash basis" earnings per share was $0.33 per share for both periods while ROE and ROA, also on a cash basis, was 13.99% and 1.21%, respectively, for the current period, versus 14.20% and 1.19% for last year's three-month period.

     Fully tax-equivalent net interest income was up 9.1% from $235.1 million a year ago to $256.5 for the fourth quarter 2001 despite a 2% decline in earning assets. The net interest margin increased from 3.70% to 4.11% reflecting lower wholesale funding costs, tighter controls on branch and ATM cash and increased demand deposits, greater pricing discipline on both loans and deposits, and a slightly liability-sensitive balance sheet in a period of declining interest rates.

     Loan loss provision expense in the fourth quarter 2001, excluding the $50.0 million addition discussed above, was $58.3 million, up $8.7 million from the third quarter 2001, and up $25.8 million over the fourth quarter last year. Provision expense covered net charge-offs and provided for increases in loan balances. Net charge-offs were $56.1 million in the fourth quarter 2001. This represented 1.04% of average loans, up from 0.74% in the third quarter 2001 and 0.50% in the fourth quarter last year. Excluding losses on businesses Huntington exited and for which reserves were established in the second quarter 2001, adjusted net charge-offs were 0.98%, up from 0.61% in the third quarter 2001. Commercial net charge-offs increased to 1.39% from 0.56% in the third quarter from losses over a number of companies in the retail trade, manufacturing, services, and communications sectors. Total consumer net charge-offs were 1.05%, up from 0.85% in the third quarter. This increase was driven by net charge-offs on indirect auto loans, which increased 34 basis points from 1.17% to 1.51% resulting from seasonality and adverse economic conditions.

     Average managed loans, adjusted for the impact of acquisitions, securitizations, and asset sales, increased 5%, with home equity and commercial real estate up 18% and 10%, respectively, and auto loans and leases up 5%, compared with the same quarter a year ago. Total consumer loans increased 6%.

     Non-performing assets at December 31, 2001, were $227.5 million, up $17.4 million, or 8%, from September 30, and represented 1.05% of total loans and other real estate, up from 0.97%. This increase reflects the weakened economy spread across a number of credits with some concentration in the manufacturing and services sectors.

     Average core deposits increased 7% on an annualized basis from the third quarter 2001, following an 11% annualized increase in the third quarter. This was driven by increases in interest bearing and demand deposits, only partially offset by declines in savings and certificates of deposits. Average core deposits were up 3% from the fourth quarter a year ago, led by a 23% increase in interest-bearing demand deposits.

     Non-interest income, excluding securities gains, increased $3.3 million, or 2.5%, from the year-ago period. Securitization-related income was particularly strong in the fourth quarter last year. Excluding this income from both periods, non-interest income was up 9%. Mortgage banking revenue led all fee categories with a 32% increase over the prior year's fourth quarter as origination volume increased to $1.2 billion over volumes of $455 million a year ago and $737 million in the immediately preceding quarter. Brokerage and insurance fees were up 23%. Annuity sales reached $180 million during the fourth quarter, which was 27% higher than the third quarter and more than double that of last year. Service charges on deposit accounts and other service charges and fees were both up 9%.

SELECTED QUARTERLY INCOME STATEMENT DATA



------------------------------------------------------------------------------------------------------------------------------------

                                                            2001                                         2000
(in thousands of dollars,                --------------------------------------------- ---------------------------------------------
 except per share amounts)               Fourth        Third      Second       First      Fourth      Third      Second      First
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                 $ 443,751    $ 478,834   $ 498,959   $ 517,975   $ 537,661  $ 535,791   $ 519,496   $ 515,557
TOTAL INTEREST EXPENSE                  188,513      229,047     250,926     274,851     304,595    299,922     286,690     274,866
    --------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                     255,238      249,787     248,033     243,124     233,066    235,869     232,806     240,691
Provision for loan losses               108,275       49,559     117,495      33,464      32,548     26,396      15,834      15,701
    --------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES (1)         146,963      200,228     130,538     209,660     200,518    209,473     216,972     224,990
    --------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts      42,753       41,719      40,673      38,907      39,248     39,722      40,097      41,660
Brokerage and insurance income           20,966       19,912      19,388      18,768      17,078     15,564      13,945      15,284
Mortgage banking                         15,768       14,616      18,733      10,031      11,976      9,412       8,122       8,515
Trust services                           15,321       15,485      15,178      14,314      14,404     13,181      13,165      12,863
Other service charges and fees           12,552       12,350      12,217      11,098      11,546     11,238      11,250       9,849
Bank Owned Life Insurance income          9,560        9,560       9,561       9,560      11,086      9,786       9,486       9,186
Other                                    16,088       15,755      14,956      12,968      24,366     11,370      19,485       3,574
    --------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME BEFORE
   SECURITIES GAINS (LOSSES)            133,008      129,397     130,706     115,646     129,704    110,273     115,550     100,931
Securities gains (losses)                    89        1,059      (2,503)      2,078         845     11,379         114      24,763
    --------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME               133,097      130,456     128,203     117,724     130,549    121,652     115,664     125,694
    --------------------------------------------------------------------------------------------------------------------------------
Personnel costs                         118,143      120,767     122,068     117,662     105,810    109,463     104,133     102,344
Equipment                                20,593       20,151      19,844      19,972      20,811     18,983      18,863      19,412
Net occupancy                            19,950       19,266      18,188      19,780      18,614     19,520      18,613      19,135
Outside data processing and other
  services                               17,992       17,375      17,671      16,654      16,142     15,531      15,336      15,002
Amortization of intangible assets        10,100       10,114      10,435      10,576      10,494     10,311       9,206       9,196
Telecommunications                        6,793        6,859       7,207       7,125       6,524      6,480       6,472       6,749
Marketing                                 6,345        6,921       7,852       9,939      10,592      8,557       7,742       7,993
Professional services                     6,235        5,912       6,763       4,969       6,785      4,719       4,815       4,500
Printing and supplies                     4,293        4,450       4,565       5,059       5,212      4,849       4,956       4,617
Franchise and other taxes                 2,893        2,470       2,246       2,120       3,163      2,841       2,635       2,438
Other                                    14,017       14,605      16,457      20,234      19,703     12,331       5,305       8,720
    --------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE BEFORE
   SPECIAL CHARGES                      227,354      228,890     233,296     234,090     223,850    213,585     198,076     200,106
Special charges                          15,143       50,817      33,997         ---         ---     50,000         ---         ---
    --------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE              242,497      279,707     267,293     234,090     223,850    263,585     198,076     200,106
    --------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES        37,563       50,977      (8,552)     93,294     107,217     67,540     134,560     150,578
Income taxes                            (28,086)       8,348     (10,929)     25,428      30,995     17,010      37,039      46,405
    --------------------------------------------------------------------------------------------------------------------------------

NET INCOME                            $  65,649    $  42,629   $   2,377   $  67,866   $  76,222  $  50,530   $  97,521   $ 104,173
    --------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE (2)
 Net income--Diluted                  $    0.26    $    0.17   $    0.01   $    0.27   $    0.30  $    0.20   $    0.40   $    0.42
 Cash Dividends Declared              $    0.16    $    0.16   $    0.20   $    0.20   $    0.20  $    0.20   $    0.18   $    0.18

OPERATING RESULTS (3)
 Operating income                     $  75,492    $  75,660   $  74,504   $  67,866   $  76,222  $  83,030   $  97,521   $ 104,173
 Operating income per common share
     Diluted                          $    0.30    $    0.30   $    0.30   $    0.27   $    0.30  $    0.33   $    0.40   $    0.42
     Diluted - Cash Basis (4)         $    0.33    $    0.33   $    0.33   $    0.30   $    0.32  $    0.35   $    0.42   $    0.44


(1) Includes $50.0 million charge in the fourth quarter 2001 to increase its loan loss reserve and $71.7 million charge in the second quarter 2001 included in Huntington's restructuring and special charges associated with its strategic refocusing plan. See the discussion of these charges above.

(2)  Adjusted for stock splits and stock dividends, as applicable.

(3) Excludes restructuring and special charges, net of related taxes, discussed above.

(4)  "Cash Basis" net income excludes amortization of goodwill.

     Excluding restructuring and special charges discussed above, non-interest expense increased $3.5 million, or 1.6%, over the same period last year, but declined $1.5 million from the third quarter 2001 following a $4.4 million decrease in that quarter. Sales commissions were up and consistent with the associated revenue generation in mortgage banking, private financial services, and capital markets. The efficiency ratio improved to 55.77%, down from 57.48% in the third quarter 2001 and 58.48% in the fourth quarter 2000. This was the third consecutive quarterly improvement from a peak of 62.0% in the first quarter 2001.


SUBSEQUENT EVENTS

SALE OF FLORIDA OPERATIONS
     On February 15, 2002, Huntington sold its Florida operations to SunTrust Banks, Inc. These operations included 143 banking offices and 456 ATMs with approximately $2.8 billion in loans and other tangible assets, and $4.8 billion in deposits and other liabilities. Huntington received a 15% premium on the deposits sold. This sale resulted in Huntington increasing its wholesale borrowings by $1.2 billion. The transaction slightly improves Huntington's earnings sensitivity to rising interest rates. In addition, the net interest margin, tangible equity to assets, and efficiency ratios will be favorably impacted. The dollar value of NPAs was reduced but the NPA ratios increased with the sale. The impact of the sale is discussed in the sections entitled "Results of Operations", "Interest Rate Risk and Liquidity Management", "Credit Risk", and Capital and Dividends".

ACQUISITION OF HABERER INVESTMENT ADVISOR, INC.
     On February 21, 2002, Huntington announced that it signed a definitive agreement to purchase Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm. Haberer has $500 million in assets under management and will become part of Huntington's Private Financial Group line of business as a wholly-owned subsidiary of Huntington.

MARKET PRICES, KEY RATIOS, AND STATISTICS

----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY (1)
----------------------------------------------------------------------------------------------------------------------------------

                                                2001                                                     2000
----------------------------------------------------------------------------------------------------------------------------------
                          FOURTH         THIRD        SECOND         FIRST         FOURTH         THIRD        SECOND     FIRST
----------------------------------------------------------------------------------------------------------------------------------
High                      $17.490      $19.280       $17.000         $18.000      $16.375       $18.813       $21.307     $21.818
Low                        14.510       15.150        13.850          12.625       12.516        14.375        14.091      16.136
Close                      17.190       17.310        16.350          14.250       16.188        14.688        14.375      20.341
Cash dividends declared   $ 0.16        $0.16         $0.20          $ 0.20        $0.20         $0.20         $0.18       $0.18


Note: Stock price quotations were obtained from NASDAQ.

------------------------------------------------------------------------------------------------------------------------------
QUARTERLY KEY RATIOS AND STATISTICS (1)
------------------------------------------------------------------------------------------------------------------------------

                                                   2001                                               2000
------------------------------------------------------------------------------------------------------------------------------
                                FOURTH      THIRD       SECOND      FIRST         FOURTH        THIRD       SECOND      FIRST
------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (2)
Interest Income                  7.12%      7.70%       7.98%       8.39%         8.47%         8.43%       8.27%       8.08%
Interest Expense                 3.01%      3.66%       4.01%       4.46%         4.77%         4.69%       4.55%       4.30%
------------------------------------------------------------------------------------------------------------------------------
     Net Interest Margin         4.11%      4.04%       3.97%       3.93%         3.70%         3.74%       3.72%       3.78%
------------------------------------------------------------------------------------------------------------------------------

RETURN ON (3)
  Average total assets           1.07%      1.07%       1.05%       0.97%         1.06%         1.15%       1.37%       1.45%
  Average total
     assets - cash basis         1.21%      1.21%       1.19%       1.11%         1.21%         1.30%       1.51%       1.58%

  Average shareholders' equity  12.68%     12.64%      12.43%      11.53%        12.89%        14.04%      17.79%      18.99%
  Average shareholders'
     equity - cash basis        13.99%     13.93%      13.72%      12.86%        14.20%        15.33%      18.97%      20.17%

Efficiency ratio (3)            55.77%     57.48%      58.59%      61.95%        58.48%        58.38%      53.90%      53.93%

Effective tax rate (3)          26.50%     25.67%      27.25%      27.26%        28.91%        29.36%      27.53%      30.82%


----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY REGULATORY CAPITAL DATA
----------------------------------------------------------------------------------------------------------------------------------
                                                     2001                                                2000
----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)         FOURTH       THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND       FIRST
----------------------------------------------------------------------------------------------------------------------------------

Total Risk-Adjusted Assets     $ 27,896     $ 27,764      $27,375     $27,230       $26,880     $26,370       $25,900     $25,251

Ratios:
   Tier 1 Risk-Based Capital      7.24%       6.97%         7.01%        7.19%        7.19%       7.20%         7.40%        7.23%
   Total Risk-Based Capital      10.29%      10.13%        10.20%       10.31%       10.46%      10.64%        10.90%       10.90%
   Tier 1 Leverage                7.41%       7.10%         6.96%        7.12%        6.93%       6.80%         6.89%        6.45%


----------------------------------------------------------------------
(1)  Adjusted for stock splits and stock dividends, as applicable.
(2)  Presented on a fully tax equivalent basis assuming a 35% tax rate.
(3) Excludes restructuring and special charges, net of related taxes, discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this item is set forth in Item 7 on pages 26 through 28 under the caption "Interest Rate Risk and Liquidity Management."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     The management of Huntington is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.
     Huntington maintains accounting and other control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly recorded on the books and records, and (2) that the assets are properly safeguarded. The systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2001, the Audit Committee of the Board of Directors met regularly with management, Huntington's internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters.
     The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations and cash flows of Huntington. They obtained an understanding of Huntington's internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data. Their report appears below.

/s/ Thomas E. Hoaglin                   /s/ Michael J. McMennamin
------------------------------------    -----------------------------------
Thomas E. Hoaglin                       Michael J. McMennamin
Chairman, President and Chief           Vice Chairman, Chief Financial Officer,
  Executive Officer                       and Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders, Huntington Bancshares Incorporated

     We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Bancshares Incorporated and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young, LLP

Columbus, Ohio

January 18, 2002, except for note 24 "Sale of Florida Operations", as to which the date is February 15, 2002

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                          December 31,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share information)                                                2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                      $  1,138,366         $  1,322,700
Interest bearing deposits in banks                                                                 21,205                4,970
Trading account securities                                                                         13,392                4,723
Federal funds sold and securities purchased under resale agreements                                83,275              133,183
Mortgages held for sale                                                                           629,386              155,104
Securities available for sale - at fair value                                                   2,849,579            4,090,525
Investment securities - fair value of $12,499 in 2001 and $16,414 in 2000                          12,322               16,336
Total loans, net of unearned income                                                            21,601,873           20,610,191
     Less allowance for loan losses                                                               410,572              297,880
-------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                      21,191,301           20,312,311
-------------------------------------------------------------------------------------------------------------------------------
Bank owned life insurance                                                                         843,183              804,941
Goodwill and other intangibles, net of accumulated amortization                                   716,054              755,270
Premises and equipment                                                                            452,036              454,844
Customers' acceptance liability                                                                    13,670               17,366
Accrued income and other assets                                                                   536,390              527,104
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                 $ 28,500,159         $ 28,599,377
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Interest bearing                                                                       $ 16,446,241         $ 16,272,279
      Non-interest bearing                                                                      3,741,063            3,504,966
-------------------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                         20,187,304           19,777,245
-------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                        1,955,926            1,987,759
   Bank acceptances outstanding                                                                    13,670               17,366
   Medium-term notes                                                                            1,795,002            2,467,150
   Subordinated notes and other long-term debt                                                    944,330              870,976
   Company obligated mandatorily redeemable preferred capital securities of subsidiary
      trusts holding solely the junior subordinated debentures of the parent company              300,000              300,000
   Accrued expenses and other liabilities                                                         887,487              812,834
-------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                                         26,083,719           26,233,330
-------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity
   Preferred stock - authorized 6,617,808 shares; none issued or outstanding                          ---                  ---
   Common stock - without par value; authorized 500,000,000 shares;
        issued 257,866,255 shares in 2001 and 2000; outstanding 251,193,814
        shares in 2001 and 250,859,470 shares in 2000                                           2,490,724            2,493,645
   Less treasury shares of 6,672,441 in 2001 and 7,006,785 in 2000                               (123,849)            (129,432)
   Accumulated other comprehensive income (loss)                                                   25,488              (24,520)
   Retained earnings                                                                               24,077               26,354
-------------------------------------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                                                2,416,440            2,366,047
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 28,500,159         $ 28,599,377
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      TWELVE MONTHS ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share amounts)                             2001                  2000                   1999
---------------------------------------------------------------------------------------------------------------------------------
Interest and fee income
     Loans                                                              $1,692,311            $1,808,254              $1,693,379
     Securities                                                            216,215               284,719                 314,061
     Other                                                                  30,993                15,532                  18,562
---------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST INCOME                                     1,939,519             2,108,505               2,026,002
---------------------------------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                                              657,892               782,076                 639,605
     Short-term borrowings                                                  95,859               113,134                 114,289
     Medium-term notes                                                     121,701               189,311                 170,061
     Subordinated notes and other long-term debt                            67,885                81,552                  60,285
---------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST EXPENSE                                      943,337             1,166,073                 984,240
---------------------------------------------------------------------------------------------------------------------------------

               NET INTEREST INCOME                                         996,182               942,432               1,041,762
Provision for loan losses                                                  308,793                90,479                  88,447
---------------------------------------------------------------------------------------------------------------------------------

               NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         687,389               851,953                 953,315
---------------------------------------------------------------------------------------------------------------------------------

Non-interest income
   Service charges on deposit accounts                                     164,052               160,727                 156,315
   Brokerage and insurance income                                           79,034                61,871                  52,076
   Trust services                                                           60,298                53,613                  52,030
   Mortgage banking                                                         59,148                38,025                  56,890
   Other service charges and fees                                           48,217                43,883                  37,301
   Bank Owned Life Insurance income                                         38,241                39,544                  37,560
   Securities gains                                                            723                37,101                  12,972
   Gains on sale of credit card portfolio                                      ---                   ---                 108,530
   Other                                                                    59,767                58,795                  59,901
---------------------------------------------------------------------------------------------------------------------------------
               TOTAL NON-INTEREST INCOME                                   509,480               493,559                 573,575
---------------------------------------------------------------------------------------------------------------------------------

Non-interest expense
   Personnel costs                                                         478,640               421,750                 419,901
   Equipment                                                                80,560                78,069                  66,666
   Net occupancy                                                            77,184                75,882                  62,169
   Outside data processing and other services                               69,692                62,011                  62,886
   Amortization of intangible assets                                        41,225                39,207                  37,297
   Marketing                                                                31,057                34,884                  32,506
   Telecommunications                                                       27,984                26,225                  28,519
   Professional services                                                    23,879                20,819                  21,169
   Printing and supplies                                                    18,367                19,634                  20,227
   Franchise and other taxes                                                 9,729                11,077                  14,674
   Special charges                                                          99,957                50,000                  96,791
   Other                                                                    65,313                46,059                  49,314
---------------------------------------------------------------------------------------------------------------------------------
               TOTAL NON-INTEREST EXPENSE                                1,023,587               885,617                 912,119
---------------------------------------------------------------------------------------------------------------------------------

               INCOME BEFORE INCOME TAXES                                  173,282               459,895                 614,771
Income taxes                                                                (5,239)              131,449                 192,697
---------------------------------------------------------------------------------------------------------------------------------

               NET INCOME                                               $  178,521            $  328,446              $  422,074
---------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
     Net income
          Basic                                                            $0.71                   $1.32                   $1.66
          Diluted                                                          $0.71                   $1.32                   $1.65

     Cash dividends declared                                               $0.72                   $0.76                   $0.68

AVERAGE COMMON SHARES
          Basic                                                         251,078,025             248,708,965             253,559,501
          Diluted                                                       251,715,849             249,570,098             255,646,520


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  ACCUMULATED
                                                                COMMON            TREASURY           OTHER
                                                          -------------------------------------- COMPREHENSIVE  RETAINED
(in thousands, except per share amounts)                  SHARES    STOCK     SHARES      STOCK      INCOME     EARNINGS   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 1998                              212,596 $2,137,915  (1,850) $ (49,271)   $ 24,693  $  35,458  $ 2,148,795

    Comprehensive Income:
       Net income                                                                                              422,074      422,074
       Unrealized net holding losses on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                                                           (118,786)               (118,786)
                                                                                                                        ------------
       Total comprehensive income                                                                                           303,288
                                                                                                                        ------------
    Cash dividends declared ($0.68 per share)                                                                 (175,836)    (175,836)
    Stock options exercised                                           (5,543)    329      9,251                               3,708
    10% stock dividend                                     21,249    152,584    (304)                         (152,935)        (351)
    Treasury shares purchased                                                 (3,156)   (97,957)                            (97,957)
    Treasury shares sold to employee benefit plans                                24        709                                 709
------------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 1999                              233,845  2,284,956  (4,957)  (137,268)    (94,093)   128,761    2,182,356
------------------------------------------------------------------------------------------------------------------------------------

    Comprehensive Income:
       Net income                                                                                              328,446      328,446
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                                                             69,573                  69,573
                                                                                                                        ------------
       Total comprehensive income                                                                                           398,019
                                                                                                                        ------------
    Stock issued for acquisitions                                    (29,399)  7,175    171,781                             142,382
    Cash dividends declared ($0.76 per share)                                                                 (189,191)    (189,191)
    Stock options exercised                                           (3,395)    115      3,751                                 356
    10% stock dividend                                     24,021    241,483  (1,182)                         (241,662)        (179)
    Treasury shares purchased                                                 (8,188)  (168,395)                           (168,395)
    Treasury shares sold to employee benefit plans                                30        699                                 699
------------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2000                              257,866  2,493,645  (7,007)  (129,432)    (24,520)    26,354    2,366,047
------------------------------------------------------------------------------------------------------------------------------------

    COMPREHENSIVE INCOME:
       NET INCOME                                                                                              178,521      178,521
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
             PRINCIPLE FOR DERIVATIVES                                                               (9,113)                 (9,113)
       UNREALIZED NET HOLDING GAINS ON SECURITIES
            AVAILABLE FOR SALE ARISING DURING THE PERIOD,
            NET OF RECLASSIFICATION ADJUSTMENT FOR NET
            GAINS INCLUDED IN NET INCOME                                                             53,989                  53,989
       UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS
            USED IN CASH FLOW HEDGING RELATIONSHIPS                                                   5,132                   5,132
                                                                                                                        ------------
            TOTAL COMPREHENSIVE INCOME                                                                                      228,529
                                                                                                                        ------------
    CASH DIVIDENDS DECLARED ($0.72 PER SHARE)                                                                 (180,798)    (180,798)
    STOCK OPTIONS EXERCISED                                           (2,921)    264      4,378                               1,457
    TREASURY SHARES SOLD TO EMPLOYEE BENEFIT PLANS                                71      1,205                               1,205
------------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2001                              257,866 $2,490,724  (6,672) $(123,849)   $ 25,488  $  24,077  $ 2,416,440
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          TWELVE MONTHS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                         2001               2000               1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Income                                                              $   178,521       $   328,446         $   422,074
     Adjustments to reconcile net income to net cash
     provided by operating activities
          Provision for loan losses                                              308,793            90,479              88,447
          Provision for depreciation and amortization                            101,233           110,908             112,491
          Deferred income tax expense                                            118,025           237,336              84,748
          (Increase) decrease in trading account securities                       (8,669)            3,252              (4,136)
          (Increase) decrease in mortgage loans held for sale                   (474,282)          (13,381)            324,941
          Net gains on sales of securities available for sale                       (723)          (37,101)            (12,972)
          Gains on sales of loans and loan securitizations                        (9,464)           (4,853)           (108,623)
          Increase in accrued income receivable                                     (421)          (24,811)            (27,590)
          Decrease in accrued expenses                                          (131,291)          (68,150)            (46,610)
          Decrease in other assets / other liabilities                           (41,397)          (96,203)            (93,098)
          Special charges                                                         99,957            50,000              96,791
-------------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                          140,282           575,922             836,463
-------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                   (16,235)            1,588              96,006
     Proceeds from:
         Maturities and calls of investment securities                             4,009             2,408               6,132
         Maturities and calls of securities available for sale                 1,021,766           415,571             651,716
         Sales of securities available for sale                                1,410,304         1,758,473           1,771,589
     Purchases of securities available for sale                               (1,056,840)         (239,084)         (2,685,503)
     Proceeds from sales of loans held for sale and loan securitizations         514,897         1,556,093             686,548
     Net loan originations, excluding sales                                   (1,788,889)       (2,230,489)         (1,853,343)
     Proceeds from sale of premises and equipment                                  3,714             3,504              17,111
     Purchases of premises and equipment                                         (63,177)          (65,160)            (76,063)
     Proceeds from sales of other real estate                                     15,733            13,766              12,570
     Net cash received in purchase acquisitions                                      ---            12,004                 ---
-------------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                45,282         1,228,674          (1,373,237)
-------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Increase (decrease) in total deposits                                       423,157          (443,921)             69,880
     Decrease in short-term borrowings                                           (31,833)         (144,230)            (94,655)
     Proceeds from issuance of long-term debt                                     50,000           150,000                 ---
     Maturity of long-term debt                                                   (8,000)              ---             (10,000)
     Proceeds from issuance of medium-term notes                                 665,000           580,000           2,332,000
     Payment of medium-term notes                                             (1,330,000)       (1,367,000)         (1,617,750)
     Dividends paid on common stock                                             (190,792)         (185,103)           (171,858)
     Repurchases of common stock                                                     ---          (168,395)            (97,957)
     Net proceeds from issuance of common stock                                    2,662             1,055               4,417
-------------------------------------------------------------------------------------------------------------------------------
              NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES              (419,806)       (1,577,594)            414,077
-------------------------------------------------------------------------------------------------------------------------------
      CHANGE IN CASH AND CASH EQUIVALENTS                                       (234,242)          227,002            (122,697)
       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,455,883         1,228,881           1,351,578
-------------------------------------------------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 1,221,641       $ 1,455,883         $ 1,228,881
-------------------------------------------------------------------------------------------------------------------------------

     See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS: Huntington Bancshares Incorporated (Huntington) is a multi-state bank holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Huntington's subsidiaries operate domestically in offices located in Florida, Georgia, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, South Carolina, and West Virginia. Huntington also has a foreign office in the Cayman Islands and a foreign office in Hong Kong.

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

     LOANS AND LEASES: Loans are reported net of unearned income at the principal amounts outstanding. Interest income is accrued as earned based on unpaid principal balances. Net direct loan origination costs/fees, when material, are deferred and amortized over the term of the loan as a yield adjustment.

     Leases, primarily involving automobiles, are stated at the sum of all minimum lease payments and estimated residual values less unearned income. Unearned income is recognized in interest income on a basis to achieve a constant periodic rate of return on the outstanding investment. Residual values are established at the inception of the lease and represent the estimated value of the automobiles at lease maturity based on an industry guide published by Automotive Lease Guide (ALG).

     In late 2000, Huntington purchased residual value insurance coverage. The insurance covers the difference between the recorded residual value and the fair value of the automobile at the end of the lease term as evidenced by Black Book valuations. The insurance provides first dollar loss coverage on the portfolio at October 1, 2000 and has a cap on insured losses of $120 million. Insured losses on new lease originations from October 2000 to March 31, 2002 have a cap of $50 million. The insurance coverage is subject to annual renewal.

     Insurance does not cover residual losses below Black Book value. That situation occurs usually when the automobile has excess wear and tear and/or excess mileage not reimbursable by the lessor. Huntington has a reserve of $34.9 million, which is available to cover these losses. This reserve is based on management's periodic evaluation of several factors including types of automobiles, lease terms and assumptions concerning automobile supply and demand, new product offerings and prices charged by manufacturers.

     Commercial loans and leases and loans secured by real estate are placed on non-accrual status and stop accruing interest when principal or interest payments are 90 days or more past due, terms are renegotiated below market levels, or the borrower's creditworthiness is in doubt. A loan or lease may remain in accruing status when it is sufficiently collateralized, which means the collateral covers the full repayment of principal and interest, and is in the process of collection. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.

     Commercial and commercial real estate loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. This Statement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. All loans considered impaired are included in nonperforming assets.

     Consumer loans and leases are subject to mandatory charge-off at a specified delinquency date and are not classified as nonperforming prior to being charged off. Consumer loans and leases, which include those secured by automobiles, are generally charged off in full no later than when the loan becomes 120 days past due.

     Huntington uses the cost recovery method in accounting for cash received on nonperforming loans. Under this method, cash receipts are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income.

     SECURITIZED LOANS: Securitized loans are accounted for in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was fully adopted by Huntington in 2001. Asset securitization involves the sale of a pool of loan receivables, generally to a trust, in exchange for funding collaterized by these loans. The trust then sells undivided interests in the trust to investors, while Huntington retains the remaining undivided interests, referred to as retained interest. While the loans are removed at the time of sale, this retained interest is recorded as an asset equal to its estimated fair value. An asset is also established for the servicing of the loans sold, which Huntington retained at the time of sale, equal to the fair value of the servicing rights. Gains and losses on the loans sold, retained interest, and servicing rights associated with loan securitizations are determined when the related loans are sold based on the present value of expected future cash flows from the underlying loans, net of interest payments to security holders. The present value of expected future cash flows is determined using assumptions for market interest rates, loan losses, and prepayment rates. Management also uses these assumptions to determine subsequent fair value and impairment of the retained interest and the servicing rights. The retained interest is included in securities available for sale and the servicing rights are recorded in other assets in the consolidated balance sheets.

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb inherent losses in the loan portfolio. This judgment is based on the size and current risk characteristics of the loan portfolio, a review of individual loans, historical and anticipated loss experience, general economic conditions, economic conditions in the relevant geographic areas and specific industries, portfolio trends, regulatory guidelines and other factors.

     The allowance is determined subjectively, requiring significant estimates, including the timing and amounts of expected future cash flows on impaired loans, consideration of current economic conditions and historical loss experience pertaining to pools of homogeneous loans, all of which may be susceptible to change. The allowance is increased through a provision that is charged to earnings, based on management's periodic evaluation of the factors previously mentioned and is reduced by charge-offs, net of recoveries, and the allowance associated with securitized loans.

     The allowance for loan losses consists of an allocated portion and an unallocated portion. The components of the allowance for loan losses represent estimates developed pursuant to SFAS No. 5, Accounting for Contingencies, and SFAS No. 114. The allocated portion of the allowance for loan losses reflects expected losses resulting from analyses developed through historical loss experience and specific credit allocations at the individual loan level for commercial and commercial real estate loans. The specific credit allocations are based on a regular analysis of all loans by credit rating. The historical loan loss element is determined quantitatively using a loss migration analysis that examines both the likelihood of default and the loss factor in event of default by loan category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume. The portion of the allowance allocated to homogeneous consumer loans is determined by applying expected loss ratios to various segments of the loan portfolio giving consideration to existing economic conditions and trends. The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic conditions in the individual markets in which Huntington operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in Huntington's historical loss factors used to determine the allocated portion of the allowance.

     RESELL AND REPURCHASE AGREEMENTS: Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Huntington as deemed appropriate.

     GOODWILL AND OTHER INTANGIBLE ASSETS: Net assets of entities acquired, for which the purchase method of accounting was used by Huntington, were recorded at their estimated fair value at the date of acquisition. Goodwill, which represents the excess of cost over the fair value of net assets acquired, is being amortized over periods generally up to 25 years. Core deposits and other identifiable acquired intangible assets are amortized over their estimated useful lives. Management reviews goodwill and other intangible assets arising from business combinations for impairment annually or whenever a significant event occurs that adversely affects operations or when changes in circumstances indicate that the carrying value may not be recoverable. See the discussion in note 2 regarding the new accounting pronouncements for goodwill that will become effective for Huntington on January 1, 2002.

     MORTGAGE BANKING ACTIVITIES: Loans held for sale are primarily composed of performing 1-to-4-family residential mortgage loans originated for resale and are carried at the lower of cost or market as determined on an aggregate basis. Market value is determined primarily by outstanding commitments from investors.

     Huntington recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheets. The total cost of loans when sold is allocated between loans and servicing rights based on the relative fair values of each. Purchased mortgaged servicing rights are initially recorded at cost. All servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Servicing rights are evaluated for impairment based on the fair value of those rights, using a disaggregated approach. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. As of December 31, 2001 and 2000, mortgage servicing assets had carrying values of $35.3 million and $29.2 million, respectively.

     PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 years and 10 to 20 years, respectively. Land improvements and furniture and fixtures are depreciated over 10 years while equipment is depreciated over a range of 3 to 7 years. Leasehold improvements are amortized over the lives of the related leases. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life.

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

     DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments, primarily interest rate swaps, are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires every derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value and that Huntington formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied. Depending on the nature of the hedge and the extent to which it is effective, the changes in fair value of the derivative recorded through earnings will either be offset against the change in the fair value of the hedged item in earnings or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is ineffective and all changes in the fair value of derivatives not designated as hedges, referred to as trading instruments, are recognized immediately in earnings. Trading instruments are carried at fair value with changes in fair value included in other non-interest income. Trading instruments are executed primarily with the Huntington's customers to facilitate their interest rate and foreign currency risk management strategies. Derivative instruments used for trading purposes typically include interest rate swaps, including callable swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options.

     Upon adoption of SFAS No. 133, as amended, Huntington designated its portfolio of derivative financial instruments used for risk management purposes into fair value or cash flow hedges. Derivatives used to hedge changes in fair value of assets and liabilities due to changes in interest rates or other factors were designated as fair value hedges and those used to hedge changes in forecasted cash flows, due generally to interest rate risk, were designated as cash flow hedges. The impact of implementing the new standard required transition adjustments to be recorded and reflected as cumulative effect adjustments in the 2001 Consolidated Financial Statements, as promulgated by Accounting Principles Board Opinion No. 20, Accounting Changes. The after-tax transition adjustment was immaterial to net income and reduced other comprehensive income (OCI) $9.1 million.

     Prior to adoption of SFAS No. 133, Huntington employed deferral accounting when the market value of the hedging instrument, primarily an interest rate swap, met the objectives of its asset and liability management strategy. The hedged item was reported at other than fair value. In such cases, gains and losses associated with futures and forwards were deferred as an adjustment to the carrying value of the related asset or liability and were recognized in the corresponding interest income or expense accounts over the remaining life of the hedged item. If the hedged item were sold or its outstanding balance otherwise declined below that of the related hedging instrument, the hedging instrument was marked to market and the resulting gain or loss was included in earnings. There was no recognition on the balance sheet for changes in the fair value of the hedging instrument, except for interest rate swaps designated as hedges of securities available for sale, for which changes in fair values were reported in accumulated OCI. Premiums paid for interest rate options were deferred as a component of other assets and amortized to interest income or expense over the contract term. Gains and losses on terminated hedging instruments were also deferred and amortized to interest income or expense generally over the remaining life of the hedged item. Hedging instruments not meeting the objectives of its asset and liability management strategy were carried on the balance sheet at fair value with realized and unrealized changes in fair value recognized in earnings.

     INCOME TAXES: Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates.

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

     STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements." Interest payments made by Huntington were $986.1 million, $1.2 billion, and $987.6 million, in 2001, 2000, and 1999, respectively. Federal income tax payments were $175,000 in 2001, $1.2 million in 2000, and $80.8 million in 1999.

2.   NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Any other intangible assets would continue to be amortized over their useful lives. Huntington will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

     The amortization of goodwill, net of applicable income taxes, was $31.0 million, $28.3 million, and $26.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The majority of Huntington's goodwill and other intangible assets relate to its operations located in Florida, which was sold as disclosed in note 24. The application of the nonamortization provisions of the Statement to the goodwill not impacted by the sale of the Florida operations is expected to result in an increase in net income of $8.9 million ($0.04 per share) per year.

     In June 2001, the Financial Accounting Standards Board also issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees.

     In August 2001, the Financial Accounting Standards Board also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes related, previously issued pronouncements. This Statement establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale, including accounting for a segment of a business accounted for as a discontinued operation. The Statement also resolves significant implementation issues related to previously issued Statement 121.

     The adoption of SFAS No. 143 and No. 144 are not expected to have a material impact on Huntington's results of operations or financial condition.

3.   SECURITIES

     Securities available for sale at December 31 were as follows:

                                                                                         UNREALIZED
                                                                               ------------------------------
                                                                AMORTIZED          GROSS              GROSS              FAIR
(in thousands of dollars)                                         COST             GAINS              LOSSES             VALUE
--------------------------------------------------------------------------------------------------------------------------------
2001
U.S. Treasury                                                  $   38,928         $   612            $   ---         $   39,540
Federal Agencies
    Mortgage-backed securities                                    828,211          14,351              1,200            841,362
    Other agencies                                              1,410,023          32,521              1,367          1,441,177
--------------------------------------------------------------------------------------------------------------------------------
    Total U.S. Treasury and Federal Agencies                    2,277,162          47,484              2,567          2,322,079
Other Securities                                                  526,842           5,873              5,215            527,500
--------------------------------------------------------------------------------------------------------------------------------

    Total securities available for sale                        $2,804,004         $53,357            $ 7,782         $2,849,579
--------------------------------------------------------------------------------------------------------------------------------

2000
U.S. Treasury                                                  $   10,282         $   446            $   ---         $   10,728
Federal Agencies
    Mortgage-backed securities                                  1,538,640           7,072             13,811          1,531,901
    Other agencies                                              1,762,209           1,167             21,974          1,741,402
--------------------------------------------------------------------------------------------------------------------------------
    Total U.S. Treasury and Federal Agencies                    3,311,131           8,685             35,785          3,284,031
Other Securities                                                  817,352           9,892             20,750            806,494
--------------------------------------------------------------------------------------------------------------------------------

    Total securities available for sale                        $4,128,483         $18,577            $56,535         $4,090,525
--------------------------------------------------------------------------------------------------------------------------------

     Contractual maturities of securities available for sale as of December 31 were:

------------------------------------------------------------------------------------------------------------------------------------
                                                                         2001                                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            AMORTIZED                FAIR                AMORTIZED            FAIR
(in thousands of dollars)                                      COST                 VALUE                  COST              VALUE
------------------------------------------------------------------------------------------------------------------------------------
Under 1 year                                               $    12,011           $    12,085           $   42,553       $    42,205
1 - 5 years                                                  1,066,383             1,090,164            1,112,956         1,102,691
6 - 10 years                                                   218,816                22,535              264,412           261,421
Over 10 years                                                1,242,609             1,259,229            2,486,786         2,458,037
Retained interest in securitizations                           159,790               159,790              134,102           134,102
Marketable equity securities                                   104,395               105,776               87,674            92,069
------------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale                   $ 2,804,004           $ 2,649,579           $4,128,483       $ 4,090,525
------------------------------------------------------------------------------------------------------------------------------------


     At December 31, 2001, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $2.4 billion. There were no securities of a single issuer that exceeded ten percent of shareholders' equity at December 31, 2001.

     Gross gains from sales of securities of $9.2 million, $66.5 million, and $37.0 million were realized in 2001, 2000, and 1999, respectively. Gross losses totaled $8.5 million in 2001, $29.4 million in 2000, and $24.0 million in 1999.


     Investment securities at December 31, 2001 and 2000, were comprised of investments in obligations of states and political subdivisions. The amortized cost, unrealized gains and losses, and fair values of investment securities at December 31 were:

------------------------------------------------------------------------------
(in thousands of dollars)                          2001              2000
------------------------------------------------------------------------------
Amortized cost                                     $ 12,322          $ 16,336
Unrealized gross gains                                  215               140
Unrealized gross losses                                  38                62
------------------------------------------------------------------------------
Fair Value                                         $ 12,499          $ 16,414
------------------------------------------------------------------------------

     Contractual maturities of investment securities at December 31 were:


--------------------------------------------------------------------------------------------------------------------------------
                                                               2001                                        2000
--------------------------------------------------------------------------------------------------------------------------------
                                            AMORTIZED          FAIR                      AMORTIZED         FAIR
(in thousands of dollars)                      COST           VALUE         YIELD          COST            VALUE        YIELD
--------------------------------------------------------------------------------------------------------------------------------
Under 1 year                                    $ 3,997         $ 4,016       7.54%          $ 3,139        $ 3,115       7.95%
1 - 5 years                                       6,369           6,508       7.78%           10,536         10,578       7.66%
6 - 10 years                                      1,713           1,726       8.48%            2,193          2,234       8.34%
Over 10 years                                       243             249       8.18%              468            487       8.28%
------------------------------------------------------------------------               -----------------------------
     Total investment securities                $12,322         $12,499                      $16,336        $16,414
------------------------------------------------------------------------               -----------------------------

4.   LOANS

     At December 31, loans were comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                2001                 2000
-----------------------------------------------------------------------------------------------------------------------
Commercial (unearned income of $2,859 and $1,538)                                    $ 6,439,372           $ 6,633,985
Real Estate
   Commercial                                                                          2,496,690             2,253,477
   Construction                                                                        1,478,872             1,318,899
-----------------------------------------------------------------------------------------------------------------------
         Total commercial and commercial real estate                                  10,414,934            10,206,361
-----------------------------------------------------------------------------------------------------------------------
Consumer
   Auto Leases (unearned income $500,430 and $519,519)                                 3,207,514             3,105,689
   Auto Loans - Indirect (unearned income $19 and $35)                                 2,883,279             2,507,454
   Home Equity Lines                                                                   2,535,885             2,167,865
   Residential Mortgage                                                                  970,704               946,584
   Other Loans (unearned income $24 and $41)                                           1,589,557             1,676,238
-----------------------------------------------------------------------------------------------------------------------
         Total Consumer                                                               11,186,939            10,403,830
-----------------------------------------------------------------------------------------------------------------------
Total loans                                                                         $ 21,601,873          $ 20,610,191
-----------------------------------------------------------------------------------------------------------------------


RELATED PARTY TRANSACTIONS
     Huntington has made loans to its officers, directors, and their associates. These loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and to not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       2001                  2000
---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                   $ 145,761           $ 130,090
     Loans made                                                                                236,260             418,088
     Repayments                                                                               (234,011)           (412,809)
     Changes due to status of executive officers and directors                                 (14,166)             10,392
---------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                         $ 133,844           $ 145,761
---------------------------------------------------------------------------------------------------------------------------

5.   LOAN SECURITIZATIONS

     During 2001 and 2000, Huntington sold automobile loans in securitization transactions totaling $439.1 million and $1.7 billion, respectively. Huntington retained the interest rate risk and the rights to future cash flows arising after the investors in the securitization trusts have received their contractual return. These cash flows arise from cash reserve accounts, loan collateral in excess of the note amounts issued by the securitization trusts, and excess interest collections. Huntington's interests are subordinate to investors' interests. The investors and the securitization trusts have no recourse to Huntington's other assets for failure of debtors to pay when due. At December 31, 2001 and 2000, the fair value of Huntington's retained interest in automobile loan securitizations was $159.8 million and $134.1 million, respectively. Management periodically reviews the assumptions underlying these values. If these assumptions change, the related asset and income would be affected.

     Huntington has retained servicing responsibilities and receives annual servicing fees of 1.0% of the outstanding loan balances, which amounted to $3.6 million in 2001 and $2.0 million in 2000. The related servicing asset had a value of $17.6 million at the end of 2001 and $22.7 million at the end of 2000.

     Huntington recorded net pre-tax gains of $6.6 million and $4.9 million in 2001 and 2000, respectively, from automobile loan securitizations. Gains or losses from securitizations depend in part on the previous carrying amount of the financial assets involved, which are allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interest in automobile loan securitizations.

     The key economic assumptions used to measure the fair value of the retained interest at the time of securitization during 2001 included: a monthly prepayment rate of 1.54%, a weighted-average loan life of 24 months, and expected annual credit losses of 1.30%. Additionally, in both 2001 and 2000, the interest rate paid to transferees on variable rate securities was estimated based on the forward one-month London Interbank Offered Rate (LIBOR) yield plus the average contractual spread over LIBOR of 34 basis points.

     At December 31, 2001, the assumptions and the sensitivity of the current fair value of the retained interest to immediate 10% and 20% adverse changes in those assumptions were:

--------------------------------------------------------------------------------------------------------------------
                                                                                              Decline in fair value
                                                                                                      due to
                                                                                             -----------------------
                                                                                                  10%          20%
----------------------------------------------------------------------------------------        adverse      adverse
(in millions of dollars)                                                         Actual         change       change
--------------------------------------------------------------------------------------------------------------------
Monthly prepayment rate                                                           1.54%          $ 1.5        $ 2.9
Expected annual credit losses                                                     1.30%            2.5          5.1
Discount rate                                                                    10.00%            2.6          5.1
Interest rate on variable securities -
     Forward one-month LIBOR yield plus 34 basis points                                            4.1          8.2


     Caution should be used when reading these sensitivities as a change in an individual assumption and its impact on fair value is shown independent of changes in other assumptions. Economic factors are dynamic and may counteract or magnify sensitivities. Certain cash flows received from and paid to securitization trusts were:

-------------------------------------------------------------------------------
                                                         TWELVE MONTHS ENDED
                                                             DECEMBER 31,
-------------------------------------------------------------------------------
(in million of dollars)                                  2001            2000
-------------------------------------------------------------------------------

Proceeds from new securitizations                         $ ---        $ 1,056
Collections used by the trusts to purchase new
   balances in revolving securitizations                    439            597
Servicing fees received                                      14              7
Other cash flows received on retained interest               32              4
Servicing advances                                           (3)            (3)
Repayments of servicing advances                              3              3



Managed Automobile Loans

     Quantitative information about delinquencies, net loan losses, and components of managed automobile loans at December 31 follows:

--------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                                                        2001          2000
--------------------------------------------------------------------------------------------------------------------
   Loans held in portfolio                                                                      $2,883       $2,508
   Loans securitized                                                                             1,225        1,371
--------------------------------------------------------------------------------------------------------------------
      Total managed automobile loans                                                            $4,108       $3,879
--------------------------------------------------------------------------------------------------------------------

Net loan losses as a % of average managed loans                                                  1.67%        0.97%
Delinquencies (30 days or more) as a percent of year-end managed loans                           3.64%        3.64%


     During 2000, Huntington securitized $780 million of residential mortgage loans. Huntington initially retained all of the resulting securities and accordingly, reclassified the securitized amount from loans to securities available for sale.

6.   ALLOWANCE FOR LOAN LOSSES

     A summary of the transactions in the allowance for loan losses and details regarding impaired loans follows for the three years ended December 31:

-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                     2001                     2000                    1999
-------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                                     $297,880                $ 299,309              $  290,948
Allowance of assets acquired                                        ---                    7,900                     ---
Loan losses                                                    (227,315)                (110,845)               (112,291)
Recoveries of loans previously charged off                       37,868                   27,756                  32,205
Allowance of securitized loans                                   (6,654)                 (16,719)                    ---
Provision for loan losses                                       308,793                   90,479                  88,447
-------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                           $410,572                $ 297,880              $  299,309
-------------------------------------------------------------------------------------------------------------------------

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR (1):
   With related allowance for loan losses                      $168,753                $  51,693              $    8,897
   With no related allowance for loan losses                      2,557                    5,261                  30,594
-------------------------------------------------------------------------------------------------------------------------
      Total                                                    $171,310                $  56,954              $   39,491
-------------------------------------------------------------------------------------------------------------------------

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR (1)             $111,921                $  33,705                 $30,663
                                                         ----------------------------------------------------------------

ALLOWANCE FOR LOAN LOSS RELATED TO IMPAIRED LOANS (1)          $ 65,125                $  12,944               $   4,523
                                                         ----------------------------------------------------------------

(1) Includes impaired Commercial and Commercial Real Estate loans with outstanding balances of greater than $500,000.

     In conjunction with the automobile loan securitizations in 2001 and 2000, an allowance for loan losses attributable to the associated loans was included as a component of the loan's carrying value upon their sale.

7.   PREMISES AND EQUIPMENT

     At December 31, premises and equipment stated at cost were comprised of the following:

------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                       2001            2000
------------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                                   $  78,272        $  77,710
Buildings                                                                                      271,452          273,974
Leasehold improvements                                                                         132,267          114,416
Equipment                                                                                      496,163          463,227
------------------------------------------------------------------------------------------------------------------------
    Total premises and equipment                                                               978,154          929,327
Less accumulated depreciation and amortization                                                 526,118          474,483
------------------------------------------------------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                                                                   $ 452,036        $ 454,844
------------------------------------------------------------------------------------------------------------------------

     Depreciation and amortization charged to expense and rental income credited to occupancy expense for the year ended December 31 were:

------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                       2001            2000             1999
------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization of premises and equipment                $ 53,805         $ 49,117         $ 42,733
------------------------------------------------------------------------------------------------------------------------

Rental income credited to occupancy expense                                  $ 17,662         $ 16,030         $ 12,896
------------------------------------------------------------------------------------------------------------------------

8.   SHORT-TERM BORROWINGS

     At December 31, short-term borrowings were comprised of the following:

-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                              2001                 2000
-----------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase            $ 1,913,607          $ 1,822,480
Commercial paper                                                                            2,876               98,186
Other                                                                                      39,443               67,093
-----------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS                                                           $ 1,955,926          $ 1,987,759
-----------------------------------------------------------------------------------------------------------------------

Information concerning securities sold under agreements to repurchase at December 31 is summarized as follows:
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                              2001                 2000
-----------------------------------------------------------------------------------------------------------------------

Average balance during the year                                                       $ 1,490,209          $ 1,203,281
Average interest rate during the year                                                       3.58%                5.34%
Maximum month-end balance during the year                                             $ 1,620,479          $ 1,328,677


     Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington. Huntington has the ability to borrow under a line of credit totaling $85 million from a group of unaffiliated financial services companies to support commercial paper borrowings or other short-term working capital needs. Under the terms of the agreement, a quarterly facility fee must be paid and there are no compensating balances required. The line is cancelable by Huntington upon written notice and terminates November 28, 2002. There were no borrowings in 2001.

9.   CAPITAL SECURITIES

     Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company (Capital Securities) were issued by two business trusts, Huntington Capital I and II (the Trusts). Huntington Capital I was formed in January 1997 while Huntington Capital II was formed in June 1998. The proceeds from the issuance of the Capital Securities and common securities were used to purchase debentures of the parent company. The Trusts hold junior subordinated debentures of the parent company, which and are the only assets of the Trusts. Both the debentures and related income statement effects are eliminated in Huntington's consolidated financial statements.

     The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the Trusts' obligations under the capital securities issued. The contractual arrangements guarantee payment of (a) accrued and unpaid distributions required to be paid on the Capital Securities; (b) the redemption price with respect to any capital securities called for redemption by Huntington Capital I or II; and (c) payments due upon voluntary or involuntary liquidation, winding-up, or termination of Huntington Capital I or II. The Capital Securities and common securities, and related debentures are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                               DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Principal    Interest Rate of        Maturity of
                                                    Capital        Common      Amount of     Securities and     Capital Securities
(in thousands of dollars)                         Securities     Securities   Debentures       Debentures         and Debentures
------------------------------------------------------------------------------------------------------------------------------------
Huntington Capital I                                $ 200,000       $ 6,186     $ 206,186    LIBOR + .70%(1)        02/01/2027
Huntington Capital II                                 100,000         3,093       103,093   LIBOR + .625%(2)        06/15/2028
------------------------------------------------------------------------------------------------------------------------------------
Total                                               $ 300,000        $9,279     $ 309,279
------------------------------------------------------------------------------------------------------------------------------------

(1) Variable effective rate at December 31, 2001 and 2000, of 2.97% and 7.46%, respectively.
(2) Variable effective rate at December 31, 2001 and 2000, of 2.50% and 7.21%, respectively.

10. MEDIUM AND LONG-TERM DEBT

     At December 31, Huntington's medium and long-term debt consisted of the following:

----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                        2001                  2000
----------------------------------------------------------------------------------------------------------------------------------
Medium-term
   Subsidiary bank (maturing through 2005)                                                       $1,755,002           $ 2,442,150
   Parent company                                                                                    40,000                25,000
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL MEDIUM-TERM DEBT                                                                     1,795,002             2,467,150
----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM
  Parent company:
     7 7/8% subordinated notes due 2002                                                             149,888               149,760

  Subsidiary bank:
     7 5/8 % subordinated notes due 2003                                                            157,494               149,860

     6 3/4% subordinated notes due 2003                                                             104,942                99,919

     6 3/5% subordinated notes due 2018                                                             198,153               198,455

     Floating rate subordinated notes due 2008                                                      100,000               100,000

     8% subordinated notes due 2010                                                                 166,853               147,982
----------------------------------------------------------------------------------------------------------------------------------
       Total subordinated notes                                                                     877,330               845,976
----------------------------------------------------------------------------------------------------------------------------------

  7 7/8% Class C preferred securities of REIT subsidiary                                             50,000                   ---

  Federal Home Loan Bank notes                                                                       17,000                25,000
----------------------------------------------------------------------------------------------------------------------------------

       TOTAL LONG-TERM DEBT                                                                         944,330               870,976
----------------------------------------------------------------------------------------------------------------------------------

TOTAL MEDIUM AND LONG-TERM DEBT                                                                  $2,739,332           $ 3,338,126
----------------------------------------------------------------------------------------------------------------------------------


     Amounts above are reported net of unamortized discounts and include values related to hedging with derivative financial instruments. Huntington uses these derivative instruments, principally interest rate swaps, to match the funding rates on certain assets by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate and hedging the fair values of certain fixed-rate debt by converting the debt to variable rate. The swap-adjusted weighted average interest rate for medium-term notes at December 31, 2001, and 2000, was 3.94% and 6.68%, respectively. The swap-adjusted weighted average interest rate for subordinated notes was 4.58% at December 31, 2001, and 7.15% at the end of 2000. The subsidiary bank's floating rate subordinated notes were issued in 1998 and are based on three-month LIBOR. At December 31, 2001, these notes carried an interest rate of 2.53%.

     The parent company medium-term notes issued in 2000 matured in 2001. The parent company issued medium-term notes in 2001, which will mature in the first quarter of 2003. The parent company 7 7/8% subordinated notes carry a fixed rate of interest which is payable semi-annually. They mature in 2002 and do not provide for any sinking fund.

     In 2001, Huntington issued $50 million of noncumulative preferred securities of Huntington Preferred Capital, Inc., a real estate investment trust subsidiary, which qualify for regulatory capital. Dividends are payable quarterly at a fixed rate of 7 7/8% and the shares are not redeemable prior to December 31, 2021.

     Long-term advances from the Federal Home Loan Bank are at fixed interest rates ranging from 5.76% to 6.71% and have maturities ranging from 2002 to 2004. The weighted average interest rate of these advances at December 31, 2001, was 6.02%. Advances from the Federal Home Loan Bank are collateralized by qualifying securities.

     The terms of Huntington's medium and long-term debt obligations contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2001, Huntington was in compliance with all such covenants.

     Medium and long-term debt maturities for the next five years are as follows: $936.2 million in 2002; $740.0 million in 2003; $258.0 million in 2004; $285.0 million in 2005; none in 2006; and, $500.0 million in 2007 and thereafter.

11. RESTRUCTURING AND SPECIAL CHARGES

     In July 2001, Huntington announced a strategic refocusing plan (the Plan). The Plan includes the sale of Huntington's Florida operations, the consolidation of numerous non-Florida branch offices, credit related and other actions to strengthen Huntington's balance sheet. In 2001, pre-tax restructuring and special charges associated with the Plan totaled $176.9 million.

     Credit quality charges of $71.7 million included $25.8 million to recognize the estimated increased losses resulting from Huntington's decision to exit certain lending businesses. These businesses consisted of sub-prime automobile lending and truck and equipment leasing. In addition, $19.7 million was recognized to charge-off delinquent consumer and small business loans more than 120 days past due reflecting a more conservative interpretation of regulatory guidelines for charge-offs, and $21.2 million to increase reserves for consumer bankruptcies.

     Asset impairment charges of $37.3 million represented a $5.3 million loss included in securities gains related to the sale of the $15.0 million in Pacific Gas & Electric commercial paper acquired from The Huntington National Bank's Money Market Mutual Fund. These charges also include $20.0 million to increase the reserve for auto lease residual values, due to declines in used car prices and increased average losses per auto, and $12.0 million to write-down the value of assets representing Huntington's retained interest in automobile loans securitized in 2000. Credit losses on these loans have increased beyond the levels anticipated when the retained interest assets were recorded.

     Exit costs of $16.2 million included charges for the exit or curtailment of certain e-commerce activities and facilities charges represented $13.3 million related to owned or leased facilities that Huntington has or intends to vacate along with costs related to the completed branch and ATM consolidation. Other costs represented $17.8 million for legal, consulting, and other professional services, $6.1 million for various employee severance or retention, and $14.5 million related to non-recurring operational costs.

     At December 31, 2001, Huntington had $8.5 million accrued in relation to these charges, of which $6.5 million related to facilities and the remainder related to employee severance.

     During the fourth quarter of 1999 and in the third quarter of 2000, Huntington recorded special charges of $58.2 million and $50.0 million, respectively, to write-down residual values related to its $3.0 billion vehicle lease portfolio. Of these charges, combined with those recorded in 2001, $34.9 million remained available at December 31, 2001, to cover estimated losses inherent in the portfolio.

     In addition to the lease residual charges in 1999, Huntington recorded $38.6 million of additional costs, which included $21.0 million related to the company's "Huntington 2000+" program and other one-time expenses, including amounts paid for management consulting and other professional services as well as $11.0 million for a special cash award to employees for achievement of the program goals for 1999. "Huntington 2000+" was a collaborative effort among all employees to evaluate processes and procedures and the way Huntington conducts its business with a mission of maximizing efficiency throughout all aspects of the organization.

12. BENEFIT PLANS

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

     The following table reconciles the funded status of the pension plan and the post-retirement benefit plan at the applicable September 30 measurement dates with the amounts recognized in the consolidated balance sheet at December 31:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                          PENSION                           POST-RETIREMENT
                                                                          BENEFITS                             BENEFITS
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2001               2000                2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at
     beginning of measurement year                                   $ 209,954        $ 210,894             $46,119       $ 48,414
Changes due to:
     Service cost                                                        8,394           10,241               1,060          1,544
     Interest cost                                                      14,675           15,509               3,435          3,506
     Benefits paid                                                     (16,008)         (15,959)             (3,810)        (2,904)
     Plan amendments                                                     1,785              ---                 ---            ---
     Actuarial assumptions                                              (5,865)         (10,731)              4,626         (4,441)
-----------------------------------------------------------------------------------------------------------------------------------
        Total changes                                                    2,981             (940)              5,311         (2,295)
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of measurement year                212,935          209,954              51,430         46,119
-----------------------------------------------------------------------------------------------------------------------------------

Fair value of plan assets at beginning
     of measurement year                                               206,936          177,694                 ---            ---
Changes due to:
     Actual return on plan assets                                       (5,969)           5,201                 ---            ---
     Employer contribution                                              42,000           40,000                 ---            ---
     Benefits paid                                                     (16,008)         (15,959)                ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
        Total changes                                                   20,023           29,242                 ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of measurement year                   226,959          206,936                 ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation less (greater)
     than plan assets                                                   14,024           (3,018)            (51,430)       (46,119)
Unrecognized net actuarial (gain) loss                                  26,068              879                (399)        (4,955)
Unrecognized prior service cost                                            183              114               6,450          7,143
Unrecognized transition (asset) liability,
     net of amortization                                                  (540)            (831)             13,868         15,129
-----------------------------------------------------------------------------------------------------------------------------------

Prepaid (accrued) liability at end of year                            $ 39,735         $ (2,856)          $ (31,511)      $(28,802)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted-average assumptions at September 30:
   Discount rate                                                          7.50%            7.75%               7.50%          7.75%
   Expected return on plan assets                                         9.75%            9.25%                N/A            N/A
   Rate of compensation increase                                          5.00%            5.00%                N/A            N/A

     The following table shows the components of pension cost recognized in the most recent three years:

---------------------------------------------------------------------------------------------------------------------------------
                                                    PENSION BENEFITS                             POST-RETIREMENT BENEFITS
---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                 2001            2000          1999                 2001           2000          1999
---------------------------------------------------------------------------------------------------------------------------------
Service cost                              $ 8,394        $10,241      $ 11,081               $ 1,060        $1,544       $ 1,494
Interest cost                              14,675         15,509        13,622                 3,435         3,506         3,249
Expected return on plan assets            (22,821)       (18,947)      (16,906)                  ---           ---           ---
Amortization of transition asset             (291)          (325)         (389)                1,261         1,261         1,261
Amortization of prior service cost            (69)          (318)       (1,326)                  693           693           694
Recognized net actuarial gain                (268)           158        (1,336)                  (31)          ---           ---
---------------------------------------------------------------------------------------------------------------------------------

Benefit cost                                $(380)       $ 6,318       $ 4,746               $ 6,418       $ 7,004        $6,698
---------------------------------------------------------------------------------------------------------------------------------


     The 2002 health care cost trend rate was projected to be 6.50% for pre-65 participants and 6.00% for post-65 participants compared with estimates of 7.00% and 6.50% in 2001. These rates are assumed to decrease gradually until they reach 4.75% in the year 2006 and remain at that level thereafter.

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point increase would increase service and interest costs and the post-retirement benefit obligation by $122,000 and $1.1 million, respectively. A one-percentage point decrease would reduce service and interest costs by $111,000 and the post-retirement benefit obligation by $1.1 million.

     Huntington also sponsors an unfunded Supplemental Executive Retirement Plan, a nonqualified plan that provides certain key officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2001 and 2000, the accrued pension liability for this plan totaled $14.2 million and $12.9 million, respectively. Pension expense for the plan was $2.1 million in 2001, $2.5 million in 2000, and $1.1 million in 1999.

     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3% and 50% on the next 2% of participant elective deferrals. The cost of providing this plan was $8.7 million in 2001, $7.9 million in 2000, and $7.5 million in 1999.

13. STOCK-BASED COMPENSATION

     Huntington's stock option activity and related information for each of the recent three years ended December 31 is summarized below:


----------------------------------------------------------------------------------------------------------------------------
                                                        2001                       2000                      1999
----------------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED-                Weighted-                  Weighted-
                                                                AVERAGE                  Average                    Average
                                                 OPTIONS       EXERCISE     Options     Exercise      Options      Exercise
                                               (in 000'S)         PRICE   (in 000's)       Price    (in 000's)        Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                   9,482        $ 19.26        7,719     $ 20.07        6,245       $ 16.36

Granted /Acquired                                  6,820          17.46        2,526       16.10        2,356         27.66
Exercised                                           (606)          9.30         (298)       8.15         (612)         9.56
Forfeited/Expired                                 (1,047)         21.13         (465)      22.69         (270)        24.35
----------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                        14,649        $ 18.70        9,482      $19.26        7,719       $ 20.07
----------------------------------------------------------------------------------------------------------------------------

Exercisable at end of year                         7,346        $ 19.34        5,399     $ 18.18        4,331       $ 15.35
----------------------------------------------------------------------------------------------------------------------------

Weighted-average fair value of
   options granted during the year                              $  4.55                  $  5.58                    $ 10.20
----------------------------------------------------------------------------------------------------------------------------

     Additional information regarding options outstanding as of December 31, 2001, is as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                          Options Outstanding                  Exercisable Options
-----------------------------------------------------------------------------------------------------------------------
                                                                Weighted-
                                                                  Average   Weighted-                    Weighted-
                                                                Remaining     Average                      Average
Range of                                            Shares    Contractual    Exercise        Shares       Exercise
Exercise Prices                                  (in 000's)   Life (Years)      Price     (in 000's)         Price
----------------------------------------------------------------------------------------------------------------------
$6.64 to $10.50                                        430            0.8      $ 9.07           430         $ 9.07
$10.51 to $15.50                                     4,246            6.8       14.43         2,924          14.18
$15.51 to $20.50                                     6,841            9.0       18.26         1,226          18.71
$20.51 to $25.50                                       457            6.2       23.81           457          23.81
$25.51 to $28.35                                     2,675            7.1       27.27         2,309          27.23
----------------------------------------------------------------------------------------------------------------------
Total                                               14,649            7.7     $ 18.70         7,346        $ 19.34
----------------------------------------------------------------------------------------------------------------------


     Huntington sponsors nonqualified and incentive stock option plans. These plans provide for the granting of stock options to officers and other employees. All of the plans were approved by Huntington's Board of Directors and shareholders. Approximately 16.4 million shares have been authorized under the plans, 10.6 million of which were available at December 31, 2001 for future grants. Options that were granted in the most recent four years vest ratably over three years or when other conditions are met while those granted in 1994 through 1997 vest ratably over four years. All grants preceding 1994 became fully exercisable after one year. All options granted have a maximum term of ten years.

     Huntington has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Huntington's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     As permissible under SFAS No. 123, Huntington is presenting the following pro forma disclosures for net income and earnings per diluted common share as if the fair value method of accounting had been applied in measuring compensation costs for stock options. The Black-Scholes option pricing model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The fair value of the options granted, as presented in the table above, was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in the option pricing model for options granted in each of the last three years: a risk-free rate of 5.05%, 6.14%, and 5.60% for 2001, 2000, and 1999, respectively; an expected dividend yield of 4.99% for 2001, 4.37% for 2000, and 2.63% for 1999; an expected volatility factor of Huntington's common stock of 41.0% for 2001, 45.1% for 2000, and 39.7% for 1999; and an expected option life of six years in all three periods. Pro forma net income was $166.4 million, or $0.66 per share, for 2001; $318.1 million, or $1.27 per share, for 2000; and $414.7 million, or $1.62 per share for 1999.

14. DERIVATIVE FINANCIAL INSTRUMENTS

     Huntington uses a variety of derivative financial instruments, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments provide Huntington with flexibility in adjusting its sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin, but with a comparable level of net interest revenue and return on equity. All derivatives are recorded in accordance with SFAS No. 133 on Huntington's 2001 balance sheet at their fair value at December 31, 2001.

     Derivatives manage exposure to market risk, which is the possibility that economic value or net interest income will be adversely affected by changes in interest rates or other economic factors. Derivatives also meet customers' financing needs but, like other financial instruments, contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions.

ASSET AND LIABILITY MANAGEMENT

     Beginning in 2001, derivatives that are used in asset and liability management are classified under SFAS No. 133 as fair value hedges or cash flow hedges and are required to meet specific criteria. To qualify as a hedge, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes identifying the item and risk being hedged, the derivative being used, and how effectiveness of the hedge is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. Correlation is evaluated on a retrospective and prospective basis using quantitative measures. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

     For fair value hedges, Huntington effectively converts specified fixed-rate deposits, short-term borrowings and long-term debt to variable rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract's underlying notional amount. Forward contracts, used primarily by Huntington in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings. Huntington recognized no gain or loss during 2001 in connection with the ineffective portion of its fair value hedging instruments. Furthermore, there were no gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during 2001.

     For cash flow hedges, Huntington also entered into interest rate swap contracts that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract's underlying notional amount, which effectively converted a portion of its floating-rate debt to fixed-rate. This reduced the potentially adverse impact of increases in interest rates on future interest expense. In like fashion, Huntington converted certain prime-based and LIBOR-based commercial loans to fixed-rate by entering into contracts that swap variable-rate interest for fixed-rate interest over the life of the contracts.

     Huntington also used interest rate contracts to swap fixed-rate interest for variable to manage the interest rate risk associated with sales/securitizations of certain automobile loans. These swaps protect against the change in cash flows pertaining to the retained interests resulting from auto loan sales/securitizations. Huntington generally sells or securitizes these loans within one month of their origination and hedges the retained interest that is classified in Huntington's available-for-sale securities portfolio over a period which these loans are serviced.

     To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as a component of Accumulated Other Comprehensive Income in Shareholders' Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings. During 2001, Huntington recognized a net gain in connection with the ineffective portion of its cash flow hedging instruments. The amount was classified in other non-interest income and was insignificant. No amounts have been excluded from the assessment of effectiveness during 2001 for derivatives designated as cash flow hedges.

     Derivatives used to manage Huntington's interest rate risk at December 31, 2001, are shown in the table below.

----------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted-Average
                                                                 Average                                Rate
                                                    Notional    Maturity            Fair      ------------------------
(in thousands of dollars)                            Value       (years)            Value     Receive         Pay
----------------------------------------------------------------------------------------------------------------------
Asset conversion swaps
   Receive fixed - generic                         $ 750,000       1.0            $ 16,984        5.91%         2.66%
   Pay fixed - generic                               300,000       1.6              (3,590)       1.93%         4.22%
----------------------------------------------------------------------------------------------------------------------
      Total asset conversion swaps                 1,050,000       1.2              13,394        4.77%         3.11%
----------------------------------------------------------------------------------------------------------------------

Liability conversion swaps
   Receive fixed - generic                           400,000       6.9              11,838        6.97%         2.81%
   Receive fixed - callable                          115,000      10.0              (2,085)       5.98%         2.01%
   Pay fixed - generic                               895,000       0.9             (19,438)       2.20%         5.74%
----------------------------------------------------------------------------------------------------------------------
      Total liability conversion swaps             1,410,000       3.3              (9,685)       3.57%         4.80%
----------------------------------------------------------------------------------------------------------------------
TOTAL SWAP PORTFOLIO                              $2,460,000       2.4             $ 3,709        4.28%         4.15%
----------------------------------------------------------------------------------------------------------------------


      The fair value of the swap portfolio used for asset and liability management at December 31, 2000, was $8.4 million. These values must be viewed in the context of the overall financial structure of Huntington, including the aggregate net position of all on- and off-balance sheet financial instruments.

      As is the case with cash securities, the market value of interest rate swaps is largely a function of the financial market's expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management made no assumptions regarding future changes in interest rates with respect to the variable rate information presented in the table above.

      The table below represents the gross notional value of derivatives used to manage interest rate risk at December 31, 2001, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of Huntington's overall interest rate risk management activities to assess the impact on the net interest margin.


-----------------------------------------------------------------------------------------------------------------
                                                                                 Fair Value           Cash Flow
(in thousands of dollars)                                                          Hedges               Hedges
-----------------------------------------------------------------------------------------------------------------
Instruments associated with:
   Loans                                                                        $     --               $  750,000
   Securities available for sale                                                      --                  300,000
   Deposits                                                                        115,000                 25,000
   Short-term borrowings                                                              --                  200,000
   Medium-term notes                                                                  --                  670,000
   Subordinated notes and other long-term debt                                     400,000                   --
-----------------------------------------------------------------------------------------------------------------
TOTAL NOTIONAL VALUE                                                            $  515,000             $1,945,000
-----------------------------------------------------------------------------------------------------------------


The estimated net amount of the existing unrealized gains and losses expected to be reclassified into earnings from Accumulated Other Comprehensive Income within the next twelve months is $9.3 million.

      At December 31, 2001 and 2000, Huntington's credit risk from interest rate swaps used for asset and liability management purposes was $42.1 million and $41.7 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

      Huntington entered into these derivative financial instruments to alter the interest rate risk embedded in its assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in interest expense exceeding interest income by $6.2 million in 2001, $12.7 million in 2000, and interest income exceeding interest expense by $20.5 million in 1999.

Derivatives Used in Trading Activities
--------------------------------------

      Huntington offers various derivative financial instruments to enable customers to meet their financing and investing objectives and for risk management purposes. Derivative financial instruments held in Huntington's trading portfolio during 2001 and 2000 consisted predominately of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts which entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.

      Supplying these derivatives to customers provides Huntington with fee income. These instruments are carried at fair value with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $8.4 million in 2001 and $854,000 in 2000.

      The total notional value of derivative financial instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third parties) was $2.0 billion at the end of 2001 and $0.7 billion at the end of the prior year. Huntington's credit risk from interest rate swaps used for trading purposes was $35.0 million and $6.7 million at the same dates. In connection with its securitization activities, Huntington purchased interest rate caps with a national value totaling $1 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income in accordance with SFAS No. 133.

15. EARNINGS PER SHARE

      Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

---------------------------------------------------------------------------------------------------------------
(in thousands, except share amounts)                             2001               2000                1999
---------------------------------------------------------------------------------------------------------------

Net income                                                    $178,521           $ 328,446           $ 422,074
---------------------------------------------------------------------------------------------------------------

Average common shares outstanding                              251,078             248,709             253,560
Dilutive effect of stock options                                   638                 861               2,087
---------------------------------------------------------------------------------------------------------------
Diluted common shares outstanding                              251,716             249,570             255,647
---------------------------------------------------------------------------------------------------------------

Earnings per share
   Basic                                                         $0.71               $1.32               $1.66
   Diluted                                                       $0.71               $1.32               $1.65


      Average common shares outstanding and the dilutive effect of stock options have been adjusted for subsequent stock dividends and stock splits, as applicable. Approximately 9.9 million, 7.6 million, and 3.5 million stock options were outstanding at the end of each respective period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

16. COMPREHENSIVE INCOME

      Currently, Huntington's components of Other Comprehensive Income are the unrealized gains (losses) on securities available for sale and unrealized gains (losses) on derivative instruments used in cash flow hedging relationships. The related before and after tax amounts in each of the three years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting
   method for derivatives used in cash
   flow hedging relationships:
     Unrealized net losses                                                 $ (14,020)           $    --              $    --
     Related tax benefit                                                       4,907                 --                   --
------------------------------------------------------------------------------------------------------------------------------
          Net                                                                 (9,113)                --                   --
------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains on securities available
   for sale arising during the period:
     Unrealized net gains (losses)                                            84,256              145,011             (171,093)
     Related tax (expense) benefit                                           (29,796)             (51,323)              60,738
------------------------------------------------------------------------------------------------------------------------------
          Net                                                                 54,460               93,688             (110,355)
------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains on derivatives used
   in cash flow hedging relationships
   arising during the period:
     Unrealized net gains                                                      7,895                 --                   --
     Related tax expense                                                      (2,763)                --                   --
------------------------------------------------------------------------------------------------------------------------------
          Net                                                                  5,132                 --                   --
------------------------------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net gains
   from sales of securities available for sale
   realized during the period:
     Realized net gains                                                          723               37,101               12,972
     Related tax expense                                                        (252)             (12,986)              (4,541)
------------------------------------------------------------------------------------------------------------------------------
          Net                                                                    471               24,115                8,431
------------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income (Loss)                                    $  50,008            $  69,573            $(118,786)
------------------------------------------------------------------------------------------------------------------------------



     Activity in Accumulated Other Comprehensive Income for the most recent three years is as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                                      UNREALIZED GAINS
                                                                                    (LOSSES) ON DERIVATIVE
                                                  UNREALIZED GAINS (LOSSES)          INSTRUMENTS USED IN
                                                       ON SECURITIES                  CASH FLOW HEDGING
(in thousands of dollars)                            AVAILABLE FOR SALE                 RELATIONSHIPS
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                 $  24,693                     $    --
Period change                                               (118,786)                         --
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                   (94,093)                         --
Period change                                                 69,573                          --
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                   (24,520)                         --
Change in accounting method                                     --                          (9,113)
Current-period change                                         53,989                         5,132
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                 $  29,469                     $  (3,981)
---------------------------------------------------------------------------------------------------------------------

17. COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at December 31 were:

------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                                                      2001          2000
------------------------------------------------------------------------------------------------------------------------
CONTRACT AMOUNT REPRESENTS CREDIT RISK
     Commitments to extend credit
        Commercial                                                                            $ 4,345        $4,279
        Consumer                                                                                4,283         3,069
        Commercial Real Estate                                                                    715           500
     Standby letters of credit                                                                    939           859
     Commercial letters of credit                                                                 175           197


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

     Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 54% of standby letters of credit are collateralized, and nearly 97% are expected to expire without being drawn upon.

     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and have maturities of no longer than ninety days. The merchandise or cargo being traded normally secures these instruments.

COMMITMENTS TO SELL LOANS
     Huntington entered into forward contracts, relating to its mortgage banking business. At December 31, 2001 and 2000, Huntington had commitments to sell residential real estate loans of $677.4 million and $189.9 million, respectively. These contracts mature in less than one year. In addition, Huntington had a commitment to sell automobile loans of $35.0 million and $42.4 million at December 31, 2001 and 2000, respectively, under the terms of its securitization agreement.

LITIGATION
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington's consolidated financial position.

OPERATING LEASES
     At December 31, 2001, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

     The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 were $47.5 million in 2002, $43.5 million in 2003, $40.4 million in 2004, $36.0 million in 2005, $33.2 million in 2006, and $298.0 million thereafter. Total minimum lease payments have not been reduced by minimum sublease rentals of $120.5 million due in the future under noncancelable subleases. The rental expense for all operating leases was $47.5 million for 2001 compared with $49.6 million for 2000 and $39.1 million in 1999.

18. INCOME TAXES

     The following is a summary of the provision for income taxes:

--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  2001               2000               1999
--------------------------------------------------------------------------------------------------------------------------
Currently (receivable) payable
     Federal                                                          $  (123,264)        $  (106,354)        $   106,932
     State                                                                   --                   467               1,017
--------------------------------------------------------------------------------------------------------------------------
        Total current                                                    (123,264)           (105,887)            107,949
--------------------------------------------------------------------------------------------------------------------------

Deferred tax expense
     Federal                                                              118,025             237,336              83,555
     State                                                                   --                  --                 1,193
--------------------------------------------------------------------------------------------------------------------------
        Total deferred                                                    118,025             237,336              84,748
--------------------------------------------------------------------------------------------------------------------------

INCOME TAXES                                                          $    (5,239)        $   131,449         $   192,697
--------------------------------------------------------------------------------------------------------------------------

     Tax expense associated with securities transactions included in the above amounts were $0.3 million in 2001, $15.9 million in 2000, and $5.7 million in 1999.


     The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:

--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                   2001               2000              1999
--------------------------------------------------------------------------------------------------------------------------

Income tax expense computed at the statutory rate                     $    60,649         $   160,962         $   215,170
Increases (decreases):
   Tax-exempt interest income                                             (17,477)            (18,619)            (18,677)
   Asset securitization activities                                        (21,527)            (10,970)               --
   Subsidiary capital activities                                          (32,500)               --                  --
   Amortization of goodwill                                                 5,729               5,223               3,706
   Other, net                                                                (113)             (5,147)             (7,502)
--------------------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                          $    (5,239)        $   131,449         $   192,697
--------------------------------------------------------------------------------------------------------------------------

The significant components of deferred tax assets and liabilities at December 31, are as follows:

-------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  2001              2000
-------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Allowance for loan losses                                         $   127,606         $   101,346
   Pension and other employee benefits                                    13,641               9,787
   Alternative minimum tax                                                28,784                --
   Other                                                                  75,282              41,317
-------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                           245,313             152,450
-------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
   Lease financing                                                       531,062             512,548
   Undistributed income of subsidiary                                    174,528              70,766
   Mortgage servicing rights                                              12,967              10,526
   Unrealized gains (losses) on securities available for sale             15,868             (13,203)
   Other                                                                 118,755              32,584
-------------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                      853,180             613,221
-------------------------------------------------------------------------------------------------------

Net deferred tax liability                                           $   607,867         $   460,771
-------------------------------------------------------------------------------------------------------


     At December 31, 2001, Huntington had an alternative minimum tax credit carryforward for income tax purposes of $28.8 million. During 2001, the net deferred tax liability was increased by $29.1 million for the tax effect of unrealized gains on securities available for sale.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)              FIRST             SECOND              THIRD               FOURTH
-------------------------------------------------------------------------------------------------------------------------------

2001
Interest income                                            $ 517,975          $ 498,959           $ 478,834          $ 443,751
Interest expense                                             274,851            250,926             229,047            188,513
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          243,124            248,033             249,787            255,238
-------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses (1)                                 33,464            117,495              49,559            108,275
Securities gains (losses)                                      2,078             (2,503)              1,059                 89
Non-interest income                                          115,646            130,706             129,397            133,008
Non-interest expense                                         234,090            233,296             228,890            227,354
Special charges (1)                                             --               33,997              50,817             15,143
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                             93,294             (8,552)             50,977             37,563
Income taxes                                                  25,428            (10,929)              8,348            (28,086)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $  67,866          $   2,377           $  42,629          $  65,649
-------------------------------------------------------------------------------------------------------------------------------

Net income per common share (2)
   Basic                                                   $    0.27          $    0.01           $    0.17          $    0.26
   Diluted                                                 $    0.27          $    0.01           $    0.17          $    0.26

-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)             FIRST             SECOND              THIRD               FOURTH
-------------------------------------------------------------------------------------------------------------------------------

2000
Interest income                                            $ 515,557          $ 519,496           $ 535,791          $ 537,661
Interest expense                                             274,866            286,690             299,922            304,595

-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          240,691            232,806             235,869            233,066
-------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     15,701             15,834              26,396             32,548
Securities gains                                              24,763                114              11,379                845
Non-interest income                                          100,931            115,550             110,273            129,704
Non-interest expense                                         200,106            198,076             213,585            223,850
Special charges (1)                                             --                 --                50,000               --
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   150,578            134,560              67,540            107,217
Income taxes                                                  46,405             37,039              17,010             30,995
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 104,173          $  97,521           $  50,530          $  76,222
-------------------------------------------------------------------------------------------------------------------------------

Net income per common share (2)
   Basic                                                   $    0.42          $    0.40           $    0.20          $    0.30
   Diluted                                                 $    0.42          $    0.40           $    0.20          $    0.30

(1) See discussion of restructuring and special charges in note 11.
(2) Adjusted for stock dividends and stock splits, as applicable.

20. PARENT COMPANY FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                      DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                             2001                            2000
-----------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                            $   155,618                     $   227,964
Securities available for sale                                             50,850                          60,952
Due from subsidiaries
     Bank subsidiary                                                     250,759                         232,517
     Non-bank subsidiaries                                                83,084                          53,095
Investment in subsidiaries on the equity method
     Bank subsidiary                                                   2,034,622                       2,080,701
     Non-bank subsidiaries                                               462,805                         449,598
Excess of cost of investment in subsidiaries over net assets acquired      9,877                          10,452
Other assets                                                              56,427                          60,492
-----------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                 $ 3,104,042                     $ 3,175,771
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Short-term borrowings                                                $     9,576                     $    98,669
Medium-term notes                                                         40,000                          25,000
Subordinated notes
     Subsidiary trusts                                                   309,279                         309,279
     Unaffiliated companies                                              149,888                         149,760
Dividends payable                                                         40,191                          50,173
Accrued expenses and other liabilities                                   138,668                         176,843
-----------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                687,602                         809,724
-----------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                                                   2,416,440                       2,366,047
-----------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 3,104,042                     $ 3,175,771
-----------------------------------------------------------------------------------------------------------------


STATEMENTS OF INCOME                                                                  YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                 2001             2000               1999
-----------------------------------------------------------------------------------------------------------------------
Income
  Dividends from
     Bank subsidiary                                                      $159,404         $ 222,330         $ 190,255
     Non-bank subsidiaries                                                  14,498             3,000             4,000
  Interest from
     Bank subsidiary                                                        20,343            20,749            19,748
     Non-bank subsidiaries                                                   4,454             2,741             1,194
  Securities (losses) gains and other                                       (4,852)           66,134            31,918
-----------------------------------------------------------------------------------------------------------------------
          TOTAL INCOME                                                     193,847           314,954           247,115
-----------------------------------------------------------------------------------------------------------------------

EXPENSE
  Interest on debt                                                          29,673            36,687            31,109
  Other                                                                     21,160             6,756               --
-----------------------------------------------------------------------------------------------------------------------
          TOTAL EXPENSE                                                     50,833            43,443            31,109
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed net
   income of subsidiaries                                                  143,014           271,511           216,006
Income taxes                                                               (10,738)           12,592             9,271
-----------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed net income of subsidiaries           153,752           258,919           206,735
Equity in undistributed net income (loss) of
     Bank subsidiary                                                        25,351            66,387           212,613
     Non-bank subsidiaries                                                    (582)            3,140             2,726
-----------------------------------------------------------------------------------------------------------------------
          NET INCOME                                                      $178,521         $ 328,446         $ 422,074
-----------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                                  YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2001             2000             1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net Income                                                             $ 178,521        $ 328,446        $ 422,074
      Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in undistributed net income of subsidiaries                   (24,769)         (69,527)        (215,339)
          Provision for amortization and depreciation                            2,674            2,987            2,987
          Losses (Gains) on sales of securities available for sale
             and other assets                                                    5,251          (62,140)         (30,546)
          (Increase) decrease in other assets and liabilities                  (20,866)          73,227           59,427
          Special charges                                                        5,604              --              --
-------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                       146,415          272,993          238,603
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Decrease (Increase) in investments in subsidiaries                       110,019           (5,397)              (5)
      (Advances to) Repayments from subsidiaries                               (62,419)          67,154           (4,050)
      Purchases of securities available for sale                               (15,027)         (47,000)             --
      Proceeds from sales of securities available for sale                      10,889           68,106           30,990
      Proceeds from sales of other assets                                          --            11,405              --
-------------------------------------------------------------------------------------------------------------------------
               NET CASH PROVIDED BY INVESTING ACTIVITIES                        43,462           94,268           26,935
-------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      (Decrease) increase in short-term borrowings                             (89,093)          87,342          (19,317)
      Proceeds from issuance of medium-term notes                               40,000           25,000              --
      Payment of medium-term notes                                             (25,000)             --           (60,000)
      Dividends paid on common stock                                          (190,792)        (185,103)        (171,858)
      Acquisition of treasury stock                                                --          (168,395)         (97,957)
      Proceeds from issuance of treasury stock                                   2,662            1,055            4,417
-------------------------------------------------------------------------------------------------------------------------
               NET CASH USED FOR FINANCING ACTIVITIES                         (262,223)        (240,101)        (344,715)
-------------------------------------------------------------------------------------------------------------------------
               CHANGE IN CASH AND CASH EQUIVALENTS                             (72,346)         127,160          (79,177)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  227,964          100,804          179,981
-------------------------------------------------------------------------------------------------------------------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 155,618        $ 227,964        $ 100,804
-------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure:
   Interest paid                                                              $ 31,067         $ 36,262         $ 31,662
-------------------------------------------------------------------------------------------------------------------------



21. SEGMENT REPORTING

      Huntington views its operations as five distinct segments. Retail Banking, Corporate Banking, Dealer Sales, and the Private Financial Group (PFG) are Huntington's major business lines. The fifth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results below are not necessarily comparable with similar information published by other financial institutions.

      The chief decision-makers for Huntington rely on results of operations excluding restructuring and special charges (operating earnings) for review of performance and for critical decision making purposes. See note 11 to the consolidated financial statements for further discussions regarding restructuring and special charges. Net interest income is presented on a fully tax equivalent (FTE) basis using a 35% tax rate.

     Listed below is certain reported financial information reconciled to Huntington's 2001, 2000, and 1999 operating results by line of business.

-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                           Retail          Corporate       Dealer                       Treasury/      Huntington
(in thousands of dollars)                   Banking          Banking         Sales            PFG          Other      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

2001
Net interest income (FTE)                  $  497,268     $  271,418     $  232,605      $   38,056     $  (36,813)     $1,002,534
Provision for loan losses                      66,441         81,765        151,019           9,568           --           308,793
Non-Interest income                           307,855         64,140         21,651          89,120         26,714         509,480
Non-Interest expense                          594,450        134,396        103,502          87,512        103,727       1,023,587
Income taxes/FTE adjustment                    50,480         41,788            (93)         10,534       (101,596)          1,113
----------------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                     93,752         77,609           (172)         19,562        (12,230)        178,521
   Restructuring and special
     charges, net of tax                       18,658         15,647         72,994           7,568            134         115,001
----------------------------------------------------------------------------------------------------------------------------------

   Operating earnings                      $  112,410     $   93,256     $   72,822      $   27,130     $  (12,096)     $  293,522
----------------------------------------------------------------------------------------------------------------------------------

2000
Net interest income (FTE)                  $  539,919     $  257,799     $  197,042      $   31,842     $  (75,860)     $  950,742
Provision for loan losses                      21,558         21,432         46,113           1,376           --            90,479
Non-Interest income                           268,763         62,909         31,266          60,619         70,002         493,559
Non-Interest expense                          540,161        122,672        105,751          55,847         61,186         885,617
Income taxes/FTE adjustment                    86,437         61,811         26,755          12,333        (47,577)        139,759
----------------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                    160,526        114,793         49,689          22,905        (19,467)        328,446
   Restructuring and special
     charges, net of tax                         --             --           32,500            --             --            32,500
----------------------------------------------------------------------------------------------------------------------------------

   Operating earnings                      $  160,526     $  114,793     $   82,189      $   22,905     $  (19,467)     $  360,946
----------------------------------------------------------------------------------------------------------------------------------
1999
Net interest income (FTE)                  $  573,888     $  247,621     $  195,013      $   33,452     $    1,211      $1,051,185
Provision for loan losses                      34,607          8,465         42,562           2,813           --            88,447
Non-Interest income                           393,285         59,819          7,251          51,933         61,287         573,575
Non-Interest expense                          601,212        108,066        106,856          47,357         48,628         912,119
Income taxes/FTE adjustment                   115,144         66,615         14,606          12,258         (6,503)        202,120
----------------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                    216,210        124,294         38,240          22,957         20,373         422,074
   Restructuring and special
      charges and gain from
      credit card portfolio sale              (45,460)          --           37,830            --             --            (7,630)
----------------------------------------------------------------------------------------------------------------------------------

   Operating earnings                      $  170,750     $  124,294     $   76,070      $   22,957     $   20,373      $  414,444
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                    AVERAGE ASSETS                               AVERAGE DEPOSITS
                                  --------------------------------------------  --------------------------------------------------
(in millions of dollars)             2001           2000           1999            2001            2000            1999
----------------------------------------------------------------------------------------------------------------------------------

Retail Banking                    $    7,162     $    6,992     $    7,501      $   16,162     $   16,283      $   16,884
Corporate Banking                      7,609          7,063          6,824           2,173          1,692           1,003
Dealer Sales                           7,547          6,811          6,304              82             76              65
PFG                                      771            626            599             661            636             610
Treasury / Other                       5,048          7,229          7,511             283          1,003             645
----------------------------------------------------------------------------------------------------------------------------------
   Total                          $   28,137     $   28,721     $   28,739      $   19,361     $   19,690      $   19,207
----------------------------------------------------------------------------------------------------------------------------------

The following provides a brief description of the five operating segments of
Huntington:


     RETAIL BANKING: provides products and services to retail and business banking customers. This segment's products include home equity loans, first mortgage loans, installment loans, business loans, personal and business deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank, and Web Bank.

     CORPORATE BANKING: customers in this segment represent the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

     DEALER SALES: product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing. The consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

     PRIVATE FINANCIAL GROUP: this segment's array of products and services are designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services.

     TREASURY / OTHER: this segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Furthermore, Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $2.8 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, amortization expense of intangible assets is also a significant component of Treasury/Other.

22. REGULATORY MATTERS

     Huntington and The Huntington National Bank, Huntington's bank subsidiary, are subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on Huntington's and The Huntington National Bank's financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 4.00% for Tier 1 Leverage Capital. To be considered well capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

     As of December 31, 2001 and 2000, Huntington and The Huntington National Bank have met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and its bank subsidiary are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                 TIER 1                    TOTAL CAPITAL                   TIER 1 LEVERAGE
                                       -------------------------     ------------------------         -------------------------
(in millions of dollars)                    2001         2000             2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------------------------------

HUNTINGTON BANCSHARES INCORPORATED

Amount                                   $ 2,021        $ 1,933        $ 2,870         $ 2,811        $ 2,021         $ 1,933
Ratio                                       7.24%          7.19%         10.29%          10.46%          7.41%           6.93%

THE HUNTINGTON NATIONAL BANK

Amount                                   $ 1,776        $ 1,781        $ 2,882         $ 2,858        $ 1,776         $ 1,781
Ratio                                       6.34%          6.60%         10.29%          10.60%          6.58%           6.43%

-------------------------------------------------------------------------------------------------------------------------------

     Tier 1 Risk-Based Capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets. Total Risk-Based Capital is Tier 1 Risk-Based Capital plus qualifying subordinated notes and allowance for loan losses. Tier 1 Leverage Capital is equal to Tier 1 Capital. Both Tier 1 Capital and Tier 1 Leverage Capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by Huntington's and The Huntington National Bank's regulatory agency. Tier 1 Leverage Capital ratio is calculated by dividing the capital amount by average adjusted total assets for the fourth quarter of 2001 and 2000, less non-qualifying intangibles and other adjustments.

     Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Huntington National Bank is required to maintain non-interest bearing cash balances with the Federal Reserve Bank. During 2001 and 2000, the average balance of these deposits were $363.6 million and $412.0 million, respectively.

     Under current Federal Reserve regulations, The Huntington National Bank is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2001, The Huntington National Bank could lend $288.2 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

     Dividends from The Huntington National Bank are one of the major sources of funds for Huntington. These funds aid the parent company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. The Huntington National Bank could declare, without regulatory approval, dividends in 2002 of approximately $91.7 million plus an additional amount equal to its net income through the date of declaration in 2002.

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of Huntington's financial instruments at December 31 are presented in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         2001                                      2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                             CARRYING               FAIR               CARRYING            FAIR
(in thousands of dollars)                                     AMOUNT                VALUE               AMOUNT            VALUE
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
     Cash and short-term assets                             $  1,242,846         $  1,242,846       $ 1,460,853      $  1,460,853
     Trading account securities                                   13,392               13,392              4,723             4,723
     Mortgages held for sale                                     629,386              629,386            155,104           155,104
     Securities                                                2,861,901            2,862,348          4,106,861         4,107,319
     Loans                                                    21,191,301           21,635,280         20,312,311        20,487,837
     Customers' acceptance liability                              13,670               13,670             17,366            17,366

FINANCIAL LIABILITIES:
     Deposits                                                (20,187,304)         (20,317,155)       (19,777,245)      (19,811,808)
     Short-term borrowings                                    (1,955,926)          (1,955,926)        (1,987,759)       (1,987,759)
     Bank acceptances outstanding                                (13,670)             (13,670)           (17,366)          (17,366)
     Medium-term notes                                        (1,795,002)          (1,802,381)        (2,467,150)       (2,489,406)
     Subordinated notes and other long-term debt                (944,330)          (1,002,830)          (870,976)         (877,127)
     Capital Securities                                         (300,000)            (299,048)          (300,000)         (300,359)

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

24. SALE OF FLORIDA OPERATIONS

     On September 26, 2001, Huntington signed a definitive agreement to sell its Florida operations to SunTrust Banks, Inc. The transaction closed on February 15, 2002. Pro forma financial information reflecting the effect of the sale is presented and described below.

     The following unaudited pro forma consolidated balance sheet is presented as of December 31, 2001, giving effect to the sale of the Florida operations as if it had occurred on that date. The unaudited pro forma consolidated income statement is presented for the year ended December 31, 2001, giving effect to the sale as if it had occurred on January 1, 2001, and does not include the gain realized on the sale of Huntington's Florida operations. These pro forma financial statements do not include any assumptions as to future share repurchases pursuant to the previously announced significant share repurchase program anticipated to follow the sale.

     The pro forma consolidated financial statements may not be indicative of the financial position or results of operations that would have actually occurred had the transaction been consummated during the period or as of the date indicated. This pro forma financial information is also not intended to be an indication of the financial position or results of operations that may be attained in the future. These pro forma consolidated financial statements should be read in conjunction with Huntington's historical financial statements.


--------------------------------------------------------------------------------------------------------------------------
                              UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                        Florida            Related          Huntington
(in thousands of dollars)                         Huntington          Operations        Transactions        Pro Forma
--------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                            $  1,138,366          $   (28,091)                         $ 1,110,275
Total investment securities                           2,861,901                  ---                            2,861,901
Net loans                                            21,191,301           (2,794,781)                          18,396,520
Other assets                                          3,308,591              (86,262)       $(506,029)          2,716,300
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                       $ 28,500,159          $(2,909,134)       $(506,029)        $25,084,996
--------------------------------------------------------------------------------------------------------------------------

Total deposits                                     $ 20,187,304          $(4,789,741)                         $15,397,563
Total borrowings                                      4,995,258                  ---                            4,995,258
Additional funding                                          ---            1,881,580        $(718,461)          1,163,119
Accrued expenses and other liabilities                  901,157                 (973)         147,316           1,047,500
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                    26,083,719           (2,909,134)        (571,145)         22,603,440
--------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                            2,416,440                  ---           65,116           2,481,556
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $ 28,500,159          $(2,909,134)       $(506,029)        $25,084,996
--------------------------------------------------------------------------------------------------------------------------

     The balance sheet column entitled Florida Operations represents the specific assets and liabilities sold, primarily $2.8 billion of net loans and $4.8 billion of total deposits, if the sale had occurred on December 31, 2001. Because the Florida operation was a net funds provider to Huntington, that column also includes $1.9 billion of additional funding needed by Huntington, prior to receipt of the deposit premium, to replace funds being provided by Florida. The balance sheet column entitled Related Transactions reflects the $506.0 million write-off of intangible assets, the $718.5 million premium (15%) received on deposits sold, the $147.3 million estimated income taxes and other accrued expenses, and the $65.1 million estimated after-tax gain on the sale.

-------------------------------------------------------------------------------------------------------------------
              UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                                                    Florida           Related         Huntington
(in thousands of dollars)                        Huntington        Operations      Transactions       Pro Forma
-------------------------------------------------------------------------------------------------------------------

Net interest income                                  $ 996,182        $(108,522)        $ 26,152         $ 913,812
Provision for loan losses                              308,793          (15,120)             ---           293,673
-------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                     687,389          (93,402)          26,152           620,139
-------------------------------------------------------------------------------------------------------------------

Non-interest income                                    509,480          (76,149)             ---           433,331
Non-interest expense                                 1,023,587         (130,671)         (29,267)          863,649
-------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                        173,282          (38,880)          55,419           189,821
Income taxes                                            (5,239)         (13,316)          17,165            (1,390)
-------------------------------------------------------------------------------------------------------------------
     NET INCOME                                      $ 178,521         $(25,564)        $ 38,254         $ 191,211
-------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON
     SHARE -- DILUTED                                    $0.71           ($0.10)           $0.15             $0.76
-------------------------------------------------------------------------------------------------------------------

OPERATING NET INCOME (1)                             $ 293,522         $(25,564)        $ 38,254         $ 306,212
-------------------------------------------------------------------------------------------------------------------

OPERATING NET INCOME PER COMMON
     SHARE -- DILUTED (1)                                $1.17           ($0.10)           $0.15             $1.22
-------------------------------------------------------------------------------------------------------------------

(1)  Excludes restructuring and special charges.

     The income statement column entitled Florida Operations includes all direct revenue and expenses for Florida for the year ended December 31, 2001, and any indirect revenue and expenses that management expects will cease with the sale. In addition, net interest income in that column includes a funding credit of $68.5 million related to the $1.9 billion of funding that Florida provided to Huntington. That funding credit is based on the average one-year LIBOR rate for 2001 of 3.64%. The income statement column entitled Related Transactions reflects the $26.2 million interest that would have been earned on the $718.5 million deposit premium over a one-year period at the same LIBOR rate of 3.64%, the $29.3 million of amortization expense on intangibles related to Florida, and the applicable income taxes.

     The sale of the Florida operations occurred subsequent to December 31, 2001. Accordingly, the actual results of the sale, including the deposit premium and after-tax gain on sale appearing in Huntington's first quarter 2002 consolidated financial statements will differ from those presented in the above pro forma financial statements.





Supplemental data required for this item is set forth in Item 7 on page 37 under the caption "Selected Quarterly Income Statement Data."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    Part III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 1 through 3 under the caption "Executive Officers of the Corporation" on page 19, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20, of Huntington's 2002 Proxy Statement, and is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 8 through 18, and under the caption "Compensation of Directors" on page 4, of Huntington's 2002 Proxy Statement, and is incorporated herein by reference.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 6 and 7, of Huntington's 2002 Proxy Statement, and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 5 and 6, and under the caption "Compensation Committee Interlocks and Insider Participation" on page 14 of Huntington's 2002 Proxy Statement, and is incorporated herein by reference.


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

     (3) The exhibits required by this item are listed in the Exhibit Index on pages 77 through 79 of this Form 10- K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(t) in the Exhibit Index.

(b) During the quarter ended December 31, 2001, Huntington filed two Current Report on Form 8-K. The first report, dated October 22, 2001, was filed under Items 5 and 7, concerning Huntington's results of operations for the quarter ended September 30, 2001. The second report, dated December 20, 2001 was filed under Items 5 and 7, and reaffirmed the fourth quarter, 2001 operating earnings guidance.

(c)  The exhibits to this Form 10-K begin on page 77.

(d)  See Item 14(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2002.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)



By:  /s/ Thomas E. Hoaglin                                         By:  /s/ Michael J. McMennamin
     ---------------------------------------                            -------------------------------------------
     Thomas E. Hoaglin                                                  Michael J. McMennamin
     Chairman, President, Chief Executive                               Vice Chairman, Chief Financial Officer,
     Officer, and Director (Principal Executive                         and Treasurer (Principal Financial Officer)
     Officer)


                                                                   By:  /s/  John D. Van Fleet
                                                                        -------------------------------------------
                                                                        John D. Van Fleet
                                                                        Senior Vice President and Controller
                                                                        (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of March, 2002.


Don M. Casto, III  *                                          Robert H. Schottenstein  *
--------------------------------------------                  --------------------------------------------
Don M. Casto, III                                             Robert H. Schottenstein
Director                                                      Director


Don Conrad  *                                                 George A Skestos  *
--------------------------------------------                  --------------------------------------------
Don Conrad                                                    George A. Skestos
Director                                                      Director


John B. Gerlach, Jr.  *
--------------------------------------------                  --------------------------------------------
John B. Gerlach, Jr.                                          Lewis R. Smoot, Sr.
Director                                                      Director


Patricia T. Hayot  *                                          Timothy P. Smucker  *
--------------------------------------------                  --------------------------------------------
Patricia T. Hayot                                             Timothy P. Smucker
Director                                                      Director


Wm. J. Lhota  *
--------------------------------------------
Wm. J. Lhota
Director


*  /s/  Michael J. McMennamin
---------------------------------------------
        Michael J. McMennamin
        Attorney-in fact for each of the persons indicated

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

  (ii). Amended and Restated Bylaws as of August 15, 2001 - previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

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

10.                Material contracts:

   (a).      *     Employment Agreement, dated February 15, 2001, between
                   Huntington Bancshares Incorporated and Frank Wobst - previously filed as Exhibit 10(a) to Annual Report on Form
                   10-K for the year ended December 31, 2000, and incorporated herein by reference.

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

  (p)        *     Employment Agreement, dated February 15, 2001, between
                   Huntington Bancshares Incorporated and Thomas E. Hoaglin - previously filed as Exhibit 10(p) on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

  (q)        *     First Amendment to Huntington Bancshares Incorporated
                   Deferred Compensation Plan and Trust for Huntington
                   Bancshares Incorporated Directors - previously filed as
                   Exhibit 10(q) to Quarterly Report 10-Q for the quarter ended
                   March 31, 2001, and incorporated herein by reference.

  (r)        *     Huntington Bancshares Incorporated 2001 Stock and Long-Term
                   Incentive Plan -- previously filed as Exhibit 10(r) to
                   Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

  (s)        *     Severance Agreement and Release and Waiver of All Claims made by and between Huntington Bancshares Incorporated and Peter
                   E. Geier -- previously filed as Exhibit 10(s) to Quarterly
                   Report 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

  (t)        *     Retirement Agreement between Frank Wobst and Huntington
                   Bancshares Incorporated -- previously filed as Exhibit 10(t) to Quarterly Report 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

 (u) Purchase and Assumption Agreement, dated September 25, 2001, among Huntington Bancshares Incorporated, The Huntington National Bank, and SunTrust Banks, Inc. - previously filed as
                   Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

21.                Subsidiaries of the Registrant.

23.                Consent of Ernst & Young LLP, Independent Auditors.

24.                Power of Attorney

99.                Ratio of Earnings to Fixed Charges
--------------------------
*Denotes management contract or compensatory plan or arrangement.