Form 10-Q
period 2002-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2002-05-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED March 31, 2002

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

Yes |X| No |_|

There were 247,248,217 shares of Registrant's without par value common stock outstanding on April 30, 2002.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets -
           March 31, 2002 and 2001 and December 31, 2001                   3

           Consolidated Statements of Income -
           For the three months ended March 31, 2002 and 2001              4

           Consolidated Statements of Changes in Shareholders' Equity -
           For the three months ended March 31, 2002 and 2001              5

           Consolidated Statements of Cash Flows -
           For the three months ended March 31, 2002 and 2001              6

           Notes to Unaudited Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      25

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                34-35

Signatures                                                                 36

PART I. FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,         DECEMBER 31,        MARCH 31,
(in thousands, except share amounts)                                  2002               2001               2001
                                                                  ------------       ------------       ------------
                                                                  (Unaudited)                           (Unaudited)
ASSETS
Cash and due from banks                                           $    654,312       $  1,138,366       $  1,006,809
Interest bearing deposits in banks                                      29,537             21,205              5,011
Trading account securities                                               4,040             13,392             70,550
Federal funds sold and securities
     purchased under resale agreements                                  60,118             83,275            155,738
Loans held for sale                                                    184,353            629,386            388,545
Securities available for sale - at fair value                        2,869,826          2,849,579          3,632,034
Investment securities - fair value $11,400;  $12,499;
     and $15,586, respectively                                          11,264             12,322             15,358
Total loans (1)                                                     19,338,947         21,601,873         20,870,648
     Less allowance for loan losses                                    386,053            410,572            301,777
                                                                  ------------       ------------       ------------
Net loans                                                           18,952,894         21,191,301         20,568,871
                                                                  ------------       ------------       ------------
Bank owned life insurance                                              852,931            843,183            814,502
Goodwill and other intangible assets                                   209,942            716,054            745,023
Premises and equipment                                                 362,135            452,036            457,504
Customers' acceptance liability                                         15,558             13,670             16,510
Accrued income and other assets                                        539,044            536,390            564,733
                                                                  ------------       ------------       ------------
TOTAL ASSETS                                                      $ 24,745,954       $ 28,500,159       $ 28,441,188
                                                                  ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits (1)                                                $ 16,266,785       $ 20,187,304       $ 19,130,157
Short-term borrowings                                                1,803,250          1,955,926          2,700,351
Bank acceptances outstanding                                            15,558             13,670             16,510
Medium-term notes                                                    1,969,398          1,795,002          2,084,859
Subordinated notes and other long-term debt                            938,407            944,330            894,937
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company                300,000            300,000            300,000
Accrued expenses and other liabilities                               1,018,618            887,487            909,118
                                                                  ------------       ------------       ------------
     Total Liabilities                                              22,312,016         26,083,719         26,035,932
                                                                  ------------       ------------       ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none issued or outstanding                                        --                 --                 --
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255;
          257,866,255; and 257,866,255 shares, respectively;
          outstanding 249,991,932; 251,193,814; and
          251,001,821 shares, respectively                           2,486,832          2,490,724          2,491,848
     Less 7,874,323; 6,672,441; and 6,864,434
          treasury shares, respectively                               (144,199)          (123,849)          (126,532)
     Accumulated other comprehensive income (loss)                       9,484             25,488             (4,221)
     Retained earnings                                                  81,821             24,077             44,161
                                                                  ------------       ------------       ------------
        Total Shareholders' Equity                                   2,433,938          2,416,440          2,405,256
                                                                  ------------       ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 24,745,954       $ 28,500,159       $ 28,441,188
                                                                  ============       ============       ============

(1)  See Page 13 for detail of Loans and Deposits.

CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
(in thousands, except per share amounts)                   2002          2001
                                                         --------      --------
                                                       (Unaudited)    (Unaudited)
Interest and fee income
     Loans                                               $342,102      $446,785
     Securities                                            44,781        63,834
     Other                                                  6,712         7,356
                                                         --------      --------
               TOTAL INTEREST INCOME                      393,595       517,975
                                                         --------      --------
Interest expense
     Deposits                                             109,967       185,081
     Short-term borrowings                                 11,605        33,163
     Medium-term notes                                     16,598        36,663
     Subordinated notes and other long-term debt           12,600        19,944
                                                         --------      --------
               TOTAL INTEREST EXPENSE                     150,770       274,851
                                                         --------      --------

               NET INTEREST INCOME                        242,825       243,124
Provision for loan losses                                  55,781        33,464
                                                         --------      --------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES       187,044       209,660
                                                         --------      --------

Total non-interest income (1)                             301,428       117,724
Total non-interest expense (1)                            263,570       234,090
                                                         --------      --------

               INCOME BEFORE INCOME TAXES                 224,902        93,294
Income taxes                                              127,175        25,428
                                                         --------      --------
               NET INCOME                                $ 97,727      $ 67,866
                                                         ========      ========

  PER COMMON SHARE
     Net income
          Basic                                          $   0.39      $   0.27
          Diluted                                        $   0.39      $   0.27

     Cash dividends declared                             $   0.16      $   0.20

  AVERAGE COMMON SHARES
          Basic                                           250,749       250,998
          Diluted                                         251,953       251,510

(1)  See Page 14 for detail of Non-Interest Income and Non-Interest Expense.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              ACCUMULATED
                                                    COMMON STOCK          TREASURY STOCK         OTHER
                                                --------------------    -------------------   COMPREHENSIVE  RETAINED
(in thousands)                                  SHARES       AMOUNT     SHARES      AMOUNT    INCOME (LOSS)  EARNINGS      TOTAL
                                                ------      --------    ------     --------   -------------  --------  -----------
Three Months Ended March 31, 2001:
 Balance, beginning of period                   257,866   $ 2,493,645   (7,007)   $(129,432)    $ (24,520)   $26,354   $ 2,366,047
    Comprehensive Income:
    Net income                                                                                                67,866        67,866
    Cumulative effect of change in accounting
       principle for derivatives                                                                   (9,113)                  (9,113)
    Unrealized net holding gains on
      securities available for sale arising
      during the period, net of reclassifi-
      cation adjustment for net gains
      included in net income                                                                       26,289                   26,289
    Unrealized gains on derivative
      instruments used in cash flow
      hedging relationships                                                                         3,123                    3,123
                                                                                                                       ------------
      Total comprehensive income                                                                                            88,165
                                                                                                                       ------------
   Cash dividends declared                                                                                   (50,059)      (50,059)
   Stock options exercised                                     (1,797)      99        2,189                                    392
   Treasury shares sold to
     employee benefit plans                                                 44          711                                    711
                                                -------   -----------   ------    ---------      --------    -------   -----------
 Balance, end of period (Unaudited)             257,866   $ 2,491,848   (6,864)   $(126,532)     $ (4,221)   $44,161   $ 2,405,256
                                                =======   ===========   ======    =========      ========    =======   ===========

THREE MONTHS ENDED MARCH 31, 2002:
 BALANCE, BEGINNING OF PERIOD                   257,866   $ 2,490,724   (6,672)   $(123,849)     $ 25,488    $24,077   $ 2,416,440
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                                97,727        97,727
    UNREALIZED NET HOLDING LOSSES ON
      SECURITIES AVAILABLE FOR SALE
      ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT
      FOR NET GAINS INCLUDED IN NET INCOME                                                        (14,800)                 (14,800)
    UNREALIZED GAINS ON DERIVATIVE
       INSTRUMENTS USED IN CASH
      FLOW HEDGING RELATIONSHIPS                                                                   (1,204)                  (1,204)
                                                                                                                       ------------
      TOTAL COMPREHENSIVE INCOME                                                                                            81,723
                                                                                                                       ------------
    CASH DIVIDENDS DECLARED                                                                                  (39,983)      (39,983)
    STOCK OPTIONS EXERCISED                                    (3,892)     258        7,760                                  3,868
    TREASURY SHARES PURCHASED                                           (1,460)     (28,110)                               (28,110)
                                                -------   -----------   ------    ---------      --------    -------   -----------
 BALANCE, END OF PERIOD (UNAUDITED)             257,866   $ 2,486,832   (7,874)   $(144,199)      $ 9,484    $81,821   $ 2,433,938
                                                =======   ===========   ======    =========      ========    =======   ===========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
(in thousands of dollars)                                                            2002              2001
                                                                                 -----------       -----------
                                                                                 (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
     Net Income                                                                  $    97,727       $    67,866
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan losses                                              55,781            33,464
               Provision for depreciation and amortization                            17,613            32,136
               Deferred income tax expense                                            10,990            24,255
               Decrease (increase) in trading account securities                       9,352           (65,827)
               Decrease (increase) in mortgages held for sale                        445,033          (233,441)
               Gains on sales of securities available for sale                          (457)           (2,078)
               Gains on sales/securitizations of loans                                (1,395)           (1,666)
               Gains on sale of Florida operations                                  (175,344)               --
               Decrease in accrued income receivable                                  32,038            18,476
               Net increase in other assets                                          (61,852)          (72,942)
               Increase in accrued expenses                                           30,158            34,048
               Increase in other liabilities                                          14,924            37,077
               Restructuring and special charges                                      56,184                --
                                                                                 -----------       -----------
                       NET CASH PROVIDED (USED FOR) BY OPERATING ACTIVITIES          530,752          (128,632)
                                                                                 -----------       -----------

INVESTING ACTIVITIES
     Increase in interest bearing deposits in banks                                   (8,332)              (41)
     Proceeds from:
         Maturities and calls of investment securities                                 1,056               614
         Maturities and calls of securities available for sale                       238,433           397,078
         Sales of securities available for sale                                      226,295           483,033
     Purchases of securities available for sale                                     (497,921)         (367,003)
     Proceeds from sales/securitizations of loans                                    110,128            92,974
     Net loan originations, excluding sales                                         (623,960)         (394,355)
     Proceeds from sale of premises and equipment                                     13,251               533
     Purchases of premises and equipment                                             (21,123)          (16,612)
     Proceeds from sales of other real estate                                          2,412             1,892
     Net cash paid related to sale of Florida operations                          (1,289,917)               --
                                                                                 -----------       -----------
                       NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES       (1,849,678)          198,113
                                                                                 -----------       -----------

FINANCING ACTIVITIES
     Increase (decrease) in total deposits                                           853,834          (647,339)
     (Decrease) increase in short-term borrowings                                   (152,676)          712,592
     Maturity of long-term debt                                                           --            (4,000)
     Proceeds from issuance of medium-term notes                                     675,000           300,000
     Payment of medium-term notes                                                   (500,000)         (675,000)
     Dividends paid on common stock                                                  (40,201)          (50,173)
     Repurchases of common stock                                                     (28,110)               --
     Net proceeds from issuance of common stock                                        3,868             1,103
                                                                                 -----------       -----------
                       NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          811,715          (362,817)
                                                                                 -----------       -----------
                       CHANGE IN CASH AND CASH EQUIVALENTS                          (507,211)         (293,336)
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,221,641         1,455,883
                                                                                 -----------       -----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   714,430       $ 1,162,547
                                                                                 ===========       ===========

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington Bancshares Incorporated's (Huntington) 2001 Annual Report on Form 10-K (2001 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

      Certain amounts in the prior year's financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on net income.

NOTE 2 - EARNINGS PER SHARE

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

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
(in thousands, except per share amounts)                  2002            2001
                                                        --------        --------
Net Income                                              $ 97,727        $ 67,866
                                                        ========        ========

Average common shares outstanding                        250,749         250,943
Dilutive effect of stock options                           1,204             567
                                                        --------        --------
     Diluted common shares outstanding                   251,953         251,510
                                                        ========        ========

Earnings per share

     Basic                                              $   0.39        $   0.27
     Diluted                                            $   0.39        $   0.27

      Approximately 5.6 million and 6.9 million stock options were outstanding at the end of each respective period but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

NOTE 3 - INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. At March 31, 2002 and 2001, Huntington had $209.9 million and $745.0 million in goodwill and other intangible assets, respectively. The following table reflects the activity in goodwill and other intangible assets for the three months ended March 31:

(in thousands of dollars)                            2002                2001
                                                  ---------           ---------
Balance, beginning of period                      $ 716,054           $ 755,270
Additions                                               168                 329
Sale of Florida operations                         (504,904)                 --
Amortization                                         (1,376)            (10,576)
                                                  ---------           ---------
BALANCE, END OF PERIOD                            $ 209,942           $ 745,023
                                                  =========           =========

      Huntington applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Prior to the sale of Huntington's operations in Florida, a majority of goodwill and other intangible assets related to those operations. The application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income per share of $.03 for the first quarter 2002. Had no amortization of goodwill, net of tax, been recorded in the prior year, net income and diluted earnings per share for the first quarter 2001 would have been $75.7 million and $0.30 per share, respectively. During 2002, Huntington will perform the first of the required impairment tests of the remaining goodwill as of January 1, 2002. Huntington's management does not expect the implementation of the impairment provisions of SFAS No. 142 to have a material impact on its results of operations or financial condition.

NOTE 4 - COMPREHENSIVE INCOME

      Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that are not considered part of net income. Currently, Huntington's only components of Other Comprehensive Income are the unrealized gains (losses) on securities available for sale and unrealized gains and losses on certain derivatives. The related before and after tax amounts are as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                   --------       --------
(in thousands of dollars)                                                            2002           2001
                                                                                   --------       --------
Cumulative effect of change in accounting method for derivatives used in cash flow hedging relationships:
     Unrealized net losses                                                         $     --       $(14,020)
     Related tax benefit                                                                 --          4,907
                                                                                   --------       --------
          Net                                                                            --         (9,113)
                                                                                   --------       --------
Unrealized holding (losses) gains on securities available for sale arising during the period:
     Unrealized net (losses) gains                                                  (22,312)        42,525
     Related tax benefit (expense)                                                    7,809        (14,884)
                                                                                   --------       --------
          Net                                                                       (14,503)        27,641
                                                                                   --------       --------
Unrealized holding (losses) gains on derivatives used in cash flow hedging relationships arising during the period:
     Unrealized net (losses) gains                                                   (1,852)         4,805
     Related tax benefit (expense)                                                      648         (1,682)
                                                                                   --------       --------
          Net                                                                        (1,204)         3,123
                                                                                   --------       --------
Less: Reclassification adjustment for net gains from sales
   of securities available for sale realized during the period:
     Realized net gains                                                                 457          2,078
     Related tax expense                                                               (160)          (726)
                                                                                   --------       --------
          Net                                                                           297          1,352
                                                                                   --------       --------
Total Other Comprehensive (Loss) Income                                            $(16,004)      $ 20,299
                                                                                   ========       ========

      Activity in Accumulated Other Comprehensive Income for the three months ended March 31, 2002 and 2001 was as follows:

                                                                   UNREALIZED GAINS
                                                               (LOSSES) ON DERIVATIVE
                                   UNREALIZED GAINS (LOSSES)     INSTRUMENTS USED IN
                                         ON SECURITIES            CASH FLOW HEDGING
(in thousands of dollars)             AVAILABLE FOR SALE             RELATIONSHIPS
                                   -------------------------   ----------------------
Balance, December 31, 2000                 (24,520)                          --
Change in accounting method                     --                       (9,113)
Current-period change                       26,289                        3,123
                                          --------                      -------
Balance, March 31, 2001                   $  1,769                      $(5,990)
                                          ========                      =======

Balance, December 31, 2001                  29,469                       (3,981)
Current-period change                      (14,800)                      (1,204)
                                          --------                      -------
Balance, March 31, 2002                   $ 14,669                      $(5,185)
                                          ========                      =======

NOTE 5 - RESTRUCTURING AND SPECIAL CHARGES

      During the first quarter of 2002, Huntington recorded pre-tax restructuring and special charges of $56.2 million related to the implementation of strategic initiatives announced July 2001. These charges included expenses of $32.7 million related to the sale of the Florida operations, $8.0 million for asset impairment, $4.3 million for the exit of certain e-commerce activities, $1.8 million related to facilities, and $9.4 million for other non-recurring costs. These charges amounted to $36.5 million, or $0.14 per share, on an after-tax basis and are reflected in non-interest expense in the accompanying unaudited consolidated financial statements.

      Combined with the amounts recorded in 2001, these pre-tax charges totaled $233.1 million ($151.5 million after-tax, or $0.60 per share), and consisted of $71.7 million related to credit quality, $45.3 million for asset impairment, $34.7 million for the costs related to sell the Florida operations, $20.1 million for the exit or curtailment of certain e-commerce activities, $15.6 million related to owned or leased facilities that Huntington has vacated or intends to vacate, and $45.7 million related to reduction of ATMs, employee severance, non-recurring legal, accounting, consulting, and other operational costs.

NOTE 6 - SALE OF FLORIDA OPERATIONS

      On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $175.3 million and is reflected in non-interest income. The after-tax gain was $56.8 million, or $0.22 per share. Income taxes related to this transaction were $118.6 million. Most of the goodwill relating to the Florida operations was non-deductible for tax purposes. Pro forma financial information reflecting the effect of the sale is presented and described below. Since the transaction was completed during the quarter, no pro forma balance sheet is presented.

      The following unaudited pro forma consolidated income statement is presented for the quarter ended March 31, 2002, giving effect to the sale as if it had occurred on January 1, 2002, and does not include the net gain realized on the sale of Huntington's Florida operations or any related special charges. These pro forma financial statements do not include any assumptions as to future share repurchases pursuant to the previously announced share repurchase program that commenced following the sale.

      The pro forma consolidated income statement may not be indicative of the results of operations that would have actually occurred had the transaction been consummated during the period indicated. This pro forma financial information is also not intended to be an indication of the results of operations that may be attained in the future. These pro forma consolidated financial statements should be read in conjunction with Huntington's historical financial statements.

               UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                    Florida          Related         Huntington
(in thousands of dollars)                         Huntington       Operations      Transactions       Pro Forma
-------------------------                         ----------       ----------      ------------      ----------
Net interest income                                 $242,825        $ (9,724)        $      --         $233,101
Provision for loan losses                             55,781          (5,186)               --           50,595
                                                    --------        --------         ---------         --------

     NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                 187,044          (4,538)               --          182,506
                                                    --------        --------         ---------         --------

Non-interest income                                  301,428         (10,633)         (175,344)         115,451
Non-interest expense                                 263,570         (18,335)          (32,728)         212,507
                                                    --------        --------         ---------         --------

     INCOME BEFORE INCOME TAXES                      224,902           3,164          (142,616)          85,450
Income taxes                                         127,175           1,107          (107,098)          21,184
                                                    --------        --------         ---------         --------
     NET INCOME                                     $ 97,727        $  2,057         $ (35,518)        $ 64,266
                                                    ========        ========         =========         ========

NET INCOME PER COMMON SHARE -- DILUTED              $   0.39        $   0.01         ($   0.14)        $   0.26
                                                    ========        ========         =========         ========
OPERATING NET INCOME (1)                            $ 77,456        $  2,057                           $ 79,513
                                                    ========        ========                           ========
OPERATING NET INCOME PER COMMON
     SHARE -- DILUTED (1)                           $   0.31        $   0.01                           $   0.32
                                                    ========        ========                           ========

(1) Excludes after-tax gain on sale of the Florida operations and restructuring and special charges.

      The column entitled Florida Operations includes all direct revenue and expenses for Florida from January 1, 2002 through February 15, 2002, and any indirect revenue and expenses that ceased with the sale, including $1.1 million of amortization expense on intangible assets related to Florida. In addition, net interest income in that column includes a funding credit of $5.3 million related to the $2.0 billion of funding that Florida provided to Huntington and the $1.9 million of interest that would have been earned on the $711.9 million deposit premium. Both the funding credit and the assumed interest earned on the deposit premium are based on the average one-year LIBOR rate for the first quarter of 2002 of 2.15%. The column entitled Related Transactions reflects the $175.3 million net gain on the sale of the Florida operations, $32.7 million of the $56.2 million special charges recorded in the first quarter of 2002 that related to the sale of Florida, and the applicable income taxes. After excluding the remaining restructuring and special charges, net of taxes, the earnings per share were $0.32 for the first quarter of 2002.

NOTE 7 - SEGMENT REPORTING

      Huntington views its operations as four distinct segments. Regional Banking, Dealer Sales, and the Private Financial Group (PFG) are Huntington's major business lines. The fourth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. In the first quarter of 2002, changes were made to the methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's business profitability reporting system. The prior quarters have not been restated for these changes.

      The chief decision-makers for Huntington rely on "operating earnings", which are results of operations excluding the net gain from the sale of the Florida operations and restructuring and special charges, for review of performance and for critical decision making purposes. See note 5 to the unaudited consolidated financial statements for further discussions regarding restructuring and special charges and note 6 for the net gain on sale of Huntington's Florida operations. Net interest income is presented on a fully tax equivalent (FTE) basis using a 35% tax rate.

The following provides a brief description of the four operating segments of
Huntington:

      REGIONAL BANKING: provides products and services to retail, business banking, and corporate customers. This segment's products include home equity loans, first mortgage loans, installment loans, business loans, personal and business deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank, and Web Bank. Regional Banking also represents the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

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

      TREASURY / OTHER: this segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Furthermore, Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $2.9 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, the net gain from the 2002 sale of Huntington's Florida operations, the restructuring and special charges, and amortization expense of intangible assets are also components of Treasury/Other.

      Listed below is certain reported financial information reconciled to Huntington's first quarter 2002 and 2001 operating results by line of business.

INCOME STATEMENTS                                        Regional         Dealer                       Treasury/        Huntington
(in thousands of dollars)                                Banking          Sales           PFG            Other         Consolidated
                                                         --------        -------        -------        ---------       ------------
2002

Net interest income (FTE)                                $159,638        $53,070        $ 7,635        $  23,651         $ 243,994
Provision for loan losses                                  28,969         26,812             --               --            55,781
Non-Interest income                                        89,537          2,640         23,566          185,685           301,428
Non-Interest expense                                      160,281         18,222         17,409           67,658           263,570
Income taxes/FTE adjustment                                20,974          3,737          4,827           98,806           128,344
                                                         --------        -------        -------        ---------         ---------
   Net income, as reported                                 38,951          6,939          8,965           42,872            97,727
   Gain on sale of Florida operations, net of tax              --             --             --           56,790            56,790
   Restructuring and special charges, net of tax               --             --             --          (36,519)          (36,519)
                                                         --------        -------        -------        ---------         ---------
   Operating earnings                                    $ 38,951        $ 6,939        $ 8,965        $  22,601         $  77,456
                                                         ========        =======        =======        =========         =========

INCOME STATEMENTS                                       Regional         Dealer                       Treasury/        Huntington
(in thousands of dollars)                               Banking          Sales           PFG            Other         Consolidated
                                                        --------        -------        -------        ---------       ------------
2001

Net interest income (FTE)                               $201,438        $54,356        $ 9,556        $(20,224)        $245,126
Provision for loan losses                                 17,369         16,095             --              --           33,464
Non-Interest income                                       79,602         11,273         23,520           3,329          117,724
Non-Interest expense                                     174,952         13,660         26,665          18,813          234,090
Income taxes/FTE adjustment                               31,052         12,556          2,244         (18,422)          27,430
                                                        --------        -------        -------        --------         --------
   Net income, as reported                                57,667         23,318          4,167         (17,286)          67,866
   Restructuring and special charges, net of tax              --             --             --              --               --
                                                        --------        -------        -------        --------         --------
   Operating earnings                                   $ 57,667        $23,318        $ 4,167        $(17,286)        $ 67,866
                                                        ========        =======        =======        ========         ========

BALANCE SHEETS                       AVERAGE ASSETS              AVERAGE DEPOSITS
                                ----------------------        ----------------------
(in millions of dollars)         2002           2001           2002           2001
                                -------        -------        -------        -------
Regional Banking                $13,972        $14,263        $16,752        $18,027
Dealer Sales                      7,916          7,037             57             82
PFG                                 903            718            731            637
Treasury / Other                  3,753          6,221            385            321
                                -------        -------        -------        -------
  Total                         $26,544        $28,239        $17,925        $19,067
                                =======        =======        =======        =======

FINANCIAL REVIEW

LOAN PORTFOLIO COMPOSITION

                                                                    MARCH 31, 2002         DECEMBER 31, 2001       MARCH 31, 2001
                                                                  --------------------    -------------------    ------------------
(in thousands of dollars)                                           BALANCE        %        BALANCE       %        BALANCE      %
                                                                  -----------    -----    -----------   -----    -----------  -----
Commercial (unearned income $5,662, $2,859, and $1,343)           $ 5,681,788     29.4    $ 6,439,372    29.8    $ 6,729,992   32.2
Commercial real estate                                              3,645,114     18.8      3,975,562    18.4      3,599,262   17.2
                                                                  -----------    -----    -----------   -----    -----------  -----
        Total Commercial and Commercial Real Estate                 9,326,902     48.2     10,414,934    48.2     10,329,254   49.5
                                                                  -----------    -----    -----------   -----    -----------  -----
Consumer

     Auto leases - Indirect (unearned income $471,421,
         $500,430 and $520,569)                                     3,126,101     16.2      3,207,514    14.8      3,175,981   15.2
     Auto loans - Indirect (unearned income $12, $19, and $28)      2,561,936     13.2      2,883,279    13.3      2,511,652   12.0
     Home equity lines                                              2,189,649     11.3      2,535,885    11.7      2,223,647   10.7
     Residential mortgage                                           1,075,141      5.6        970,704     4.5        959,852    4.6
     Other loans (unearned income $16, $24, and $36)                1,059,218      5.5      1,589,557     7.4      1,670,262    8.0
                                                                  -----------    -----    -----------   -----    -----------  -----
        Total Consumer                                             10,012,045     51.8     11,186,939    51.8     10,541,394   50.5
                                                                  -----------    -----    -----------   -----    -----------  -----

        TOTAL LOANS                                               $19,338,947    100.0    $21,601,873   100.0    $20,870,648  100.0
                                                                  ===========    =====    ===========   =====    ===========  =====

DEPOSIT COMPOSITION

                                                                    MARCH 31, 2002         DECEMBER 31, 2001       MARCH 31, 2001
                                                                  --------------------    -------------------    ------------------
(in thousands of dollars)                                           BALANCE        %        BALANCE       %        BALANCE      %
                                                                  -----------    -----    -----------   -----    -----------  -----
 Demand deposits
      Non-interest bearing                                        $ 2,857,233     17.6    $ 3,635,173    18.0    $ 3,256,604   17.0
      Interest bearing                                              4,747,283     29.2      5,723,160    28.4      4,688,109   24.5
 Savings deposits                                                   2,895,445     17.8      3,466,305    17.2      3,607,404   18.9
 Other domestic time deposits                                       4,179,814     25.7      5,868,451    29.1      5,897,999   30.8
                                                                  -----------    -----    -----------   -----    -----------  -----
        TOTAL CORE DEPOSITS (1)                                    14,679,775     90.3     18,693,089    92.7     17,450,116   91.2
                                                                  -----------    -----    -----------   -----    -----------  -----
 Domestic time deposits of $100,000 or more                           895,427      5.5      1,130,563     5.6      1,350,813    7.1
 Brokered time deposits and negotiable CDs                            451,173      2.8        137,915     0.7        136,147    0.7
 Foreign time deposits                                                240,410      1.4        225,737     1.0        193,081    1.0
                                                                  -----------    -----    -----------   -----    -----------  -----
        TOTAL DEPOSITS                                            $16,266,785    100.0    $20,187,304   100.0    $19,130,157  100.0
                                                                  ===========    =====    ===========   =====    ===========  =====

(1) Core deposits include non-interest bearing and interest bearing demand deposits, savings deposits, CDs under $100,000, and IRA deposits.

FINANCIAL REVIEW

ANALYSIS OF NON-INTEREST INCOME

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             -------------------      PERCENT
 (in thousands of dollars)                                     2002        2001       CHANGE
                                                             --------    --------    --------
 Service charges on deposit accounts                         $ 38,530    $ 38,907        (1.0)%
 Mortgage banking                                              19,565      10,031        95.0
 Brokerage and insurance                                       18,792      18,768         0.1
 Trust services                                                15,501      14,314         8.3
 Bank Owned Life Insurance income                              11,676       9,560        22.1
 Other service charges and fees                                10,632      11,098        (4.2)
 Other                                                         10,931      12,968       (15.7)
                                                             --------    --------    --------
 TOTAL NON-INTEREST INCOME BEFORE GAIN ON SALE OF FLORIDA
 OPERATIONS AND SECURITIES GAINS                              125,627     115,646         8.6
 Gain on sale of Florida operations                           175,344          --        N.M.
 Securities gains                                                 457       2,078       (78.0)
                                                             --------    --------    --------
 TOTAL NON-INTEREST INCOME                                   $301,428    $117,724       156.0%
                                                             ========    ========    ========

ANALYSIS OF NON-INTEREST EXPENSE

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------     PERCENT
 (in thousands of dollars)                                     2002        2001       CHANGE
                                                             --------    --------    --------
 Personnel costs                                             $114,285    $117,662        (2.9)%
 Outside data processing and other services                    18,439      16,654        10.7
 Net occupancy                                                 17,239      19,780       (12.9)
 Equipment                                                     16,949      19,972       (15.1)
 Marketing                                                      7,003       9,939       (29.5)
 Telecommunications                                             6,018       7,125       (15.5)
 Professional services                                          5,401       4,969         8.7
 Printing and supplies                                          3,837       5,059       (24.2)
 Franchise and other taxes                                      2,328       2,120         9.8
 Amortization of intangible assets                              1,376      10,576       (87.0)
 Other                                                         14,511      20,234       (28.3)
                                                             --------    --------    --------
 TOTAL NON-INTEREST EXPENSE BEFORE SPECIAL CHARGES            207,386     234,090       (11.4)
 Special charges                                               56,184          --        N.M.
                                                             --------    --------    --------
 TOTAL NON-INTEREST EXPENSE                                  $263,570    $234,090        12.6%
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

FORWARD-LOOKING STATEMENTS

      This interim report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington. These include descriptions of products or services, plans, or objectives of its management for future operations, and forecasts of its revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

      By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's 2001 Annual Report and other factors described from time to time in Huntington's other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

      The management of Huntington encourages readers of this interim report on Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

      The following discussion and analysis, the purpose of which is to provide investors and others with information that Huntington's management believes to be necessary for an understanding of its financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this document.

SIGNIFICANT ACCOUNTING POLICIES

      Note 1 to Huntington's consolidated financial statements included in the 2001 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington and its results of operations.

SALE OF FLORIDA OPERATIONS

      On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. These operations included 143 banking offices and 456 ATMs with approximately $2.8 billion in loans and other tangible assets, and $4.8 billion in deposits and other liabilities. Huntington received a 15% premium on the deposits sold, resulting in a net pre-tax gain of $175.3 million ($56.8 million after-tax, or $0.22 per share). The transaction slightly improved Huntington's earnings sensitivity to rising interest rates. In addition, the net interest margin, tangible equity to assets, and efficiency ratios were and will be favorably impacted in the future. The dollar value of NPAs was reduced but the NPA ratios increased with the sale. See note 6 to Huntington's unaudited consolidated financial statements regarding the sale of the Florida operations.

ACQUISITION OF HABERER INVESTMENT ADVISOR, INC.

      On April 1, 2002, Huntington closed the acquisition of Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm. Haberer has approximately $500 million in assets under management and will become part of Huntington's Private Financial Group line of business as a wholly-owned subsidiary of Huntington.

STRATEGIC REFOCUSING AND OTHER RESTRUCTURING

      During the first quarter 2002, Huntington implemented its strategic refocusing plan announced last July. This plan included the sale of Huntington's Florida operations, which closed in February 2002 as discussed above, the consolidation of numerous non-Florida branch offices, as well as credit-related and other actions to strengthen Huntington's balance sheet. These initiatives were designed to attain more positive revenue and earnings for shareholders and to improve capital efficiency. Huntington recorded $56.2 million of pre-tax restructuring and special charges during the first quarter of 2002 ($36.5 million after-tax, or $0.14 per share) related to its strategic refocusing plan. Combined with the amounts recorded in 2001, these pre-tax charges totaled $233.1 million ($151.5 million after-tax, or $0.60 per share), and consisted of $71.7 million related to credit quality, $45.3 million for asset impairment, $34.7 million for the costs related to the sale of the Florida operations, $20.1 million for the exit or curtailment of certain e-commerce activities, $15.6 million related to owned or leased facilities that Huntington has vacated or intends to vacate, and $45.7 million related to reduction of ATMs, employee severance, non-recurring legal, accounting, consulting, and other operational costs.

OFF BALANCE SHEET ARRANGEMENTS

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

SPECIAL PURPOSE ENTITIES (SPEs)

      Huntington utilized two securitization trusts, or SPEs, in 2000 as funding sources. In the securitization transactions, loans that Huntington originated were sold to these trusts in exchange for funding collateralized by these loans. Under GAAP, these trusts are not consolidated in Huntington's financial statements. As such, the loans originated by Huntington and the funding it obtained are not included on the balance sheets.

DERIVATIVES

      Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities. This, along with other information regarding derivatives, is discussed under the "Interest Rate Risk Management" section of this report and also in the notes to Huntington's unaudited consolidated financial statements.

RELATED PARTY TRANSACTIONS

      Various directors and executive officers of Huntington are customers of The Huntington National Bank, Huntington's bank subsidiary, and other affiliates and had transactions with these affiliates in the ordinary course of business. Directors and executive officers of Huntington may also be affiliated with entities that are customers of Huntington and its affiliates, which enter into transactions with these affiliates in the ordinary course of business. A summary of the indebtedness of management can be found in note 4 to Huntington's 2001 Annual Report. All other related party transactions, including those reported in Huntington's 2002 Proxy Statement, were considered immaterial to its financial condition and results of operations.

OVERVIEW

      Huntington reported net income of $97.7 million, or $0.39 per common share, for the first quarter of 2002. This compares with $67.9 million, or $0.27 per common share, for the same period a year ago. Return on average common equity (ROE) for the comparable periods was 16.72% and 11.53%, while return on average assets (ROA) was 1.49% and 0.97%.

      "Operating earnings" for the first quarter of 2002 exclude the $175.3 million net pre-tax gain on the sale of the Florida operations and the $56.2 million pre-tax restructuring and special charges related to the strategic refocusing plan discussed above. Operating earnings were $77.5 million, or $0.31 per common share, in the first three months of 2002, versus $67.9 million, or $0.27 per common share in the first quarter of last year. On this same basis, ROE was 13.26% for the recent three months, compared with 11.53% for the same period a year ago. ROA was 1.18% and 0.97% for the same respective periods.

      In addition to the net gain on the sale of the Florida operations and the restructuring and special charges, the first quarter 2002 results included the Florida operations for only one-half of the quarter. Comparison of the first quarter 2002 to other period's results is better understood when these items are excluded. Comments below are on this basis except where indicated. The following table reconciles Huntington's reported results with its operating earnings and results excluding the operations in Florida for the first quarter of 2002 and 2001:

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

---------------------------------------------------------------------------------------------------------------------
                                                   Gain on Sale
                                                    of Florida                                              Operating
                                                    Operations/                                             Earnings
                                                   Restructuring                                            Excluding
(in thousands, except per share    Reported         and Special        Operating         Florida            Florida
  amounts)                         Earnings           Charges          Earnings         Operations         Operations
                                   --------          --------          --------         ----------         ----------
Net interest income                $242,825                            $242,825          $  9,724           $233,101
Provision for loan losses            55,781                              55,781             5,186             50,595
Securities gains                        457                                 457                --                457
Non-interest income                 300,971          $175,344           125,627            10,633            114,994
Non-interest expense                263,570            56,184           207,386            18,335            189,051
                                   --------          --------          --------          --------           --------
Pre-tax income                      224,902           119,160           105,742            (3,164)           108,906
Income taxes                        127,175            98,889            28,286            (1,107)            29,393
                                   --------          --------          --------          --------           --------
   NET INCOME                      $ 97,727          $ 20,271          $ 77,456          $ (2,057)          $ 79,513
                                   --------          --------          --------          --------           --------

NET INCOME PER COMMON
   SHARE -- DILUTED                $   0.39          $   0.08          $   0.31          ($  0.01)          $   0.32
                                   ========          ========          ========          ========           ========



                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

---------------------------------------------------------------------------------------------------------------------
                                                                                                            Operating
                                                                                                            Earnings
                                                   Restructuring                                            Excluding
(in thousands, except per share    Reported         and Special        Operating         Florida            Florida
  amounts)                         Earnings           Charges          Earnings         Operations         Operations
                                   --------        -------------       --------         ----------         ----------
Net interest income                $243,124          $     --          $243,124          $ 24,606           $218,518
Provision for loan losses            33,464                --            33,464             3,755             29,709
Securities gains                      2,078                --             2,078                                2,078
Non-interest income                 115,646                --           115,646            19,073             96,573
Non-interest expense                234,090                --           234,090            40,273            193,817
                                   --------          --------          --------          --------           --------
Pre-tax income                       93,294                --            93,294              (349)            93,643
Income taxes                         25,428                --            25,428               965             24,463
                                   --------          --------          --------          --------           --------
   NET INCOME                      $ 67,866          $     --          $ 67,866          $ (1,314)          $ 69,180
                                   --------          --------          --------          --------           --------

NET INCOME PER COMMON
   SHARE -- DILUTED                $   0.27          $   0.00          $   0.27          ($  0.01)          $   0.28
                                   ========          ========          ========          ========           ========

      Total assets declined to $24.7 billion from $28.5 billion at December 31, 2001, reflecting the impact of the sale of loans and other assets in Florida. Excluding Florida, managed loans grew at an annualized rate of 5% during the quarter, which helped offset the impact from the sale. Home equity lines of credit and residential real estate loans showed robust growth of 13% and 70%, respectively, during the quarter largely the result of the refinancing boom that occurred in the latter portion of 2001 that continued into the first quarter of 2002. Huntington's focus on origination of adjustable-rate mortgages produced $600 million in new loans recorded since September of 2001 and another $175 million that are in the pipeline. The growth in home equity lines of credit has been favorably impacted by the lower interest rate environment and has increased as a result of successful cross-selling to meet the needs of mortgage loan and other customers. Commercial real estate loans increased 16% on an annualized basis during the first quarter of 2002, primarily in construction loans. Commercial loans, auto loans and leases, and installment loans all showed declining growth rates for the quarter as a result of the weakened economic conditions. Commercial loans declined 6%, auto loans and leases were down 1%, and installment loans were lower by 17% on an annualized basis for the quarter. Auto loan and lease origination volume was down for the first quarter of 2002 to $699 million from $759 million in the fourth quarter of 2001.

      Core deposits, which are comprised of non-interest bearing and interest bearing deposits, savings accounts, certificates of deposit under $100,000, and IRAs, were $14.7 billion versus $19.8 billion at the end of 2001. Excluding the impact of the sale of the Florida deposits, core deposits increased at an annual rate of 6% during the quarter. This increase is the result of continued emphasis on attracting more retail deposits through Huntington's sales management process and marks the third consecutive quarter of deposit growth. This broad-based growth helped to fund the sale of the Florida operations, as a lower level of wholesale funding was required to balance the transaction.

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income was $242.8 million for the three months ended March 31, 2002, down from $255.2 million for the fourth quarter of 2001 and nearly flat compared to $243.1 million in the same period a year earlier. Excluding the contribution from the Florida operations, net interest income was $233.1 million, versus $236.6 million and $218.5 million for the same respective periods. The net interest margin increased 21 basis points from a year ago to 4.14% for the first quarter of 2002, and was up 3 basis points from the fourth quarter of 2001. The net interest margin, excluding Florida, increased 23 basis points from 3.98% a year ago to 4.21% for the first quarter of 2002, but was down 6 basis points from the fourth quarter of 2001. This margin compression during the recent quarter was driven primarily by the reduction in benefit derived from the lag in repricing related to Huntington's $2 billion variable rate home equity lines of credit. The margin expansion over the recent five quarters is the result of a richer asset mix, primarily through the sale of lower-margin earning assets. Huntington's net interest margin analysis and average balance sheets for the recent five quarters can be found on pages 29 and 30 of this report.

      Huntington regularly enters into various types of derivative financial instruments, primarily interest rate swaps, to manage its exposure to changes in interest rates. The cash flows generated by derivative instruments used to manage risk associated with earning assets and interest bearing liabilities are recorded along with the interest from the hedged item and consequently impact the yields on those assets and liabilities. The impact of these derivatives increased the net interest margin by 12 basis points for the first quarter of 2002 and lowered it by 4 basis points for the same period in 2001. Huntington's interest rate risk position as well as the implementation of a new accounting standard regarding derivatives is discussed further in the "Interest Rate Risk Management" section of this report.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

      The provision for loan losses is the expense necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision expense increased to $55.8 million for the quarter ended March 31, 2002, from $33.5 million in the year-ago quarter. This increase in expense represents increases in net charge-offs, which were 111 basis points for the current quarter, up from 55 basis points last year. Excluding the losses on the sub-prime automobile and truck and equipment lending businesses that Huntington exited last year for which reserves were established in the second quarter of 2001, net charge offs were 104 basis points for the current quarter compared to 55 basis points last year. Excluding losses related to the exited businesses and Florida, net charge offs were 100 basis points for the recent period compared to 57 basis points for the period last year. On this same basis, commercial net charge offs rose to 131 basis points for the first quarter 2002 compared with 41 basis points for the same period a year ago and consumer net charge offs were 110 basis points and 78 basis points for the same periods.

      The ALL was $386.1 million at March 31, 2002, up from $301.8 million the end of the first quarter 2001. This represents 2.00% of total 2002 first quarter-end loans compared with 1.45% of total loans at the end of the same quarter last year. The ALL was $410.6 million at the end of 2001 and was reduced by $22.3 million related to $2.8 billion of loans sold in conjunction with the sale of Florida during the first quarter of 2002. Non-performing loans were covered by the ALL 1.8 times compared with 1.9 times at the end of 2001 and 2.7 times at the end of the first quarter last year. Additional information regarding the ALL and asset quality appears in the "Credit Risk" section.

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

      Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The diversity in size of commercial and commercial real estate loans can be significant as well. The dollar exposure could significantly vary from estimated amounts due to diversity. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, and the level of non-performing loans. Total unallocated reserves were 12% at March 31, 2002, versus 11% one year ago.

      Huntington's management believes consumer charge-offs may decline both seasonally and fundamentally in the second and third quarters, reflecting the higher quality auto loans and leases that have been booked in the last year and the decline in delinquencies in these portfolios in recent months. Charge-offs in the commercial portfolio are not expected to be significantly different than was experienced in the last two quarters.

NON-INTEREST INCOME

      Non-interest income before gains from the sale of the Florida operations and investment securities, was $125.6 million in the first quarter of 2002, compared with $115.6 million for the same period last year. Excluding Florida, non-interest income was $115.0 million versus $96.6 million for the respective periods. The following table reflects non-interest income detail for the three months ended March 31, 2002 and 2001, excluding the Florida operations and the net gain from its sale:

NON-INTEREST INCOME

(in thousands of dollars)                                                2002             2001
                                                                       --------          -------
Service charges on deposit accounts                                    $ 34,282          $31,143
Mortgage banking                                                         19,644            9,238
Trust services                                                           15,096           13,670
Brokerage and insurance income                                           14,587           12,232
Bank Owned Life Insurance income                                         11,676            9,560
Other service charges and fees                                            9,118            8,415
Other                                                                    10,591           12,315
                                                                       --------          -------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS, EXCLUDING
   FLORIDA                                                              114,994           96,573
Securities gains                                                            457            2,078
                                                                       --------          -------
  TOTAL NON-INTEREST INCOME, EXCLUDING FLORIDA                         $115,451          $98,651
                                                                       ========          =======

      The remainder of the discussion within this "Non-interest Income" section addresses the information provided in the "Non-interest Income" table above. The increase in non-interest income was lead by mortgage banking revenue, which was up 113%. This increase was driven by deliveries of loans in the secondary market. Service charges on deposit accounts were higher by 10% from the same three-month period a year ago, primarily due to increased levels of corporate maintenance fees. Brokerage and insurance revenue was up 19% driven by strong growth in insurance and investment banking fees, particularly through annuity sales. In the first quarter of 2002, annuity sales outside of Florida were $129 million, which were 30% above last year's first quarter sales. Revenue from sales of Huntington's proprietary mutual funds helped drive trust income up 10%. Other service charges and fees increased 8% over the same period last year reflecting increased ATM and debit card fees. Other non-interest income declined over last year's first quarter due to lower revenue from sales of customer derivative products and lower income from securitization activity.

NON-INTEREST EXPENSE

      Non-interest expense, on an operating basis, was $207.4 million in the first quarter of 2002, and $234.1 million in the same period last year. A discussion of Huntington's restructuring and special charges can be found in the beginning of Management's Discussion and Analysis and in the notes to the unaudited consolidated financial statements. Excluding Florida, non-interest expense was $189.1 million for the recent quarter, down 2.5% from $193.8 million in the year-ago quarter. The following table reflects non-interest expense detail for the three months ended March 31, 2002 and 2001, excluding the Florida operations and restructuring and special charges:

NON-INTEREST EXPENSE

(in thousands of dollars)                                  2002              2001
                                                         --------          --------
Personnel costs                                          $104,320          $ 99,296
Outside data processing and other services                 17,097            14,122
Equipment                                                  15,582            17,503
Net occupancy                                              14,771            15,568
Marketing                                                   7,174             8,832
Telecommunications                                          5,282             5,952
Professional services                                       5,242             4,793
Printing and supplies                                       3,519             4,098
Franchise and other taxes                                   2,326             2,116
Amortization of intangible assets                             251             3,031
Other                                                      13,487            18,506
                                                         --------          --------
  TOTAL NON-INTEREST EXPENSE, EXCLUDING FLORIDA          $189,051          $193,817
                                                         ========          ========

      The remainder of the discussion within this "Non-interest Expense" section addresses the information provided in the "Non-interest Expense" table above. Higher personnel costs reflect increases in sales commissions consistent with the increases in fee income. Increases in processing expenses related to Huntington's loan and deposit products drove outside data processing and other services up $3 million. Occupancy and equipment costs decreased 8% for the first quarter of 2002 compared to the first quarter of 2001 due to lower depreciation and building maintenance. The $2.8 million reduction in amortization of intangible assets reflects the implementation of the new accounting standard, SFAS No. 142. Other non-interest expense for 2001 included a $4.2 million impairment loss related to PG&E commercial paper and $1.7 million in expenses incurred in conjunction with the installation of Customer Relationship Management software.

      Huntington's efficiency ratio, which expresses expense as a percentage of revenue on a tax-equivalent basis, improved to 54.1% for the quarter ended March 31, 2002, from 60.2% for the same period in 2001.

INCOME TAXES

      Huntington's provision for income taxes of $127.2 million for the first quarter of 2002 includes expense of $118.6 million related to the net pre-tax gain on the sale of the Florida operations and a benefit of $19.7 million related to the restructuring and special charges. Most of the goodwill relating to the Florida operations was non-deductible for tax purposes. Huntington's effective tax rate on operating earnings was 26.8% for the first three months of 2002 versus 27.3% for the same period in 2001.

INTEREST RATE RISK MANAGEMENT

      Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Board of Directors and Asset and Liability Management Committee (ALCO) oversees financial risk management by establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including interest rate, liquidity, counterparty, settlement, and market risks. Market risk is the risk of loss arising from the adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is Huntington's primary market risk and results from the timing differences in the repricing of assets and liabilities, changes in relationships between rate indices and the potential exercise of explicit or embedded options. ALCO regularly monitors Huntington's interest rate sensitivity position to ensure consistency with approved risk tolerances.

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

      The forward yield curve at March 31, 2002 implied a 150 basis point increase in short-term interest rates by the end of March 2003. The results of Huntington's recent sensitivity analysis indicated that net interest income would be 0.8% lower during the next twelve months if interest rates were 100 basis points higher at the end of that period than implied by forward rates at March 31, 2002, or 250 basis points higher than current market rates. Net interest income was estimated to be 1.7% lower if rates were 200 basis points higher than the yield curve, or 350 basis points overall. Conversely, if rates were 100 and 200 basis points lower than the yield curve, net interest income would be 0.8% and 1.5% higher, respectively. The sale of the assets and liabilities in the Florida franchise increased the interest rate sensitivity of net interest income modestly, but the repositioning of the balance sheet in anticipation of the sale ensured that the resulting level remained below the management limit of 2%.

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

      The sensitivity of the EVE to changes in interest rates is estimated by calculating the EVE under alternative interest rate scenarios. Unlike the analysis of net interest income at risk, which is based on assumed changes in interest rates over time, the EVE analysis is based on assumed immediate shifts in interest rates. In addition, the EVE analysis does not reflect assumed changes to the balance sheet that would arise from new business. These estimates reflect the characteristics of the balance sheet at March 31, 2002. At this date, an immediate increase of 100 basis points was estimated to reduce the EVE by 1.8%. A 200 basis point increase was estimated to reduce the EVE by 4.0%. The EVE was estimated to increase by 1.2% in response to a 100 basis point decrease in rates and decrease by 1.5% in response to a 200 basis point decrease.

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

      Total NPAs were $225.5 million at March 31, 2002, down slightly from $227.5 million at December 31, 2001. NPAs were $124.9 million at the end of March 2001. A majority of the increase over last year occurred in the manufacturing and service sectors. As of the same dates, NPAs as a percent of total loans and other real estate were 1.17%, 1.05%, and 0.60%. This ratio increased during the first quarter of 2002 as expected as a result of the sale of $6.5 million of NPAs included in the sale of the Florida operations. The rate of NPAs to total assets attributable to the Florida operations was lower than Huntington's. Management does not expect any significant changes in NPAs in the next two quarters but does feel that it is at or near the peak for this credit cycle.

      Loans past due ninety days or more but continuing to accrue interest decreased to $61.7 million from $91.6 million at December 31, 2001, and from $102.7 million at March 31, 2001. This represented .32%, .42% and .49% of total loans, respectively.

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

      Shareholders' equity at March 31, 2002 increased $17.5 million during the first quarter of 2002 from December 31, 2001, and $28.7 million from March 31, 2001. These increases were largely the result of earnings and reduced dividends, offset by higher stock held in treasury. Appreciation or depreciation in the unrealized fair value of the available-for-sale securities portfolio also impacted changes in shareholders' equity. Cash dividends declared were $0.16 a share in the first quarter of 2002, down from $0.20 a share for the same period in 2001.

      Average shareholders' equity was relatively flat for the first quarter of 2002 when compared to the first and fourth quarter of 2001. Huntington's ratio of average equity to average assets in the recent quarter was 8.93% versus 8.46% a year ago. Tangible equity to assets, which excludes the unrealized losses on securities available for sale and intangible assets, was 9.03% and 6.01% at the end of March 2002 and 2001, respectively. The increase is the direct result of the sale of the Florida operations. Assuming Huntington continues its share repurchase program as discussed below, this ratio will decline. Huntington has indicated it intends to maintain a minimum tangible common equity ratio of 6.50%.

      Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. At the recent quarter-end, Huntington's Tier 1 risk-based capital ratio was 10.26%, total risk-based capital ratio was 13.40%, and the leverage ratio was 9.72%. Huntington's bank subsidiary also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

      In February 2002, Huntington's Board of Directors authorized a new share repurchase program for up to 22 million shares and cancelled an earlier authorization. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans as well as for acquisitions and other corporate purposes. Through the end of April 2002, Huntington repurchased approximately 4.4 million shares of its common stock through open market and privately negotiated transactions.

LINES OF BUSINESS

      Below is a brief description of each line of business and a discussion of the business segment results. The financial information by line of business for the quarters ended March 31, 2002 and 2001 can be found in the notes to the unaudited consolidated financial statements. Regional Banking, Dealer Sales, and the Private Financial Group are Huntington's major business lines. During the first quarter of 2002, Huntington's management combined the internal reporting of Retail Banking and Corporate Banking into one segment, Regional Banking, reflecting the decentralized management structure in these businesses. The fourth segment includes the impact of Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system which assigns balance sheet and income statement items to each of the business segments. This process is designed around Huntington's organizational and management structure and, accordingly, the results are not necessarily comparable with similar information published by other financial institutions. In the first quarter of 2002, changes were made to the methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's business profitability reporting system. The prior quarters have not been restated for these changes. Huntington's management reviews financial results on an operating basis, which excludes the impact of the net gain on the sale of its Florida operations and restructuring and special charges. Discussion regarding Huntington's lines of business performance also exclude operating results of its Florida operations for all periods presented.

      The following table reconciles operating earnings by line of business to operating earnings, excluding Florida operations for the periods indicated. Refer to note 7 in the notes to the unaudited consolidated financial statements for a reconciliation of reported earnings to operating earnings by line of business.

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

INCOME STATEMENTS                              Regional          Dealer                           Treasury/           Huntington
(in thousands of dollars)                      Banking           Sales            PFG               Other            Consolidated
                                               -------          -------          -------          ---------          ------------
Operating earnings                             $38,951          $ 6,939          $ 8,965           $ 22,601             $ 77,456
Florida operations net income (loss)               762              794              (23)            (3,590)              (2,057)
                                               -------          -------          -------           --------             --------
Operating earnings, excluding Florida
   operations                                  $38,189          $ 6,145          $ 8,988           $ 26,191             $ 79,513
                                               =======          =======          =======           ========             ========

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

INCOME STATEMENTS                              Regional          Dealer                           Treasury/           Huntington
(in thousands of dollars)                      Banking           Sales            PFG               Other            Consolidated
                                               -------          -------          -------          ---------          ------------
Operating earnings                             $57,667          $23,318          $ 4,167           $(17,286)            $ 67,866
Florida operations net income (loss)             5,570            1,384              794             (9,062)              (1,314)
                                               -------          -------          -------           --------             --------
Operating earnings, excluding Florida
   operations                                  $52,097          $21,934          $ 3,373           $ (8,224)            $ 69,180
                                               =======          =======          =======           ========             ========

REGIONAL BANKING

      Regional Banking provides products and services to retail, business banking, and corporate customers. This segment's products include home equity loans, first mortgage loans, installment loans, business loans, personal and business deposit products, as well as investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank, and Web Bank. Regional Banking also represents the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management. Huntington's capital markets division also provides alternative financing solutions for larger business clients, including privately placed debt, syndicated commercial lending, and the sale of interest rate protection products.

      Regional Banking's operating earnings, net of tax, was $38.2 million in the first quarter of 2002, compared with $52.1 million for the same period a year ago. The lower interest rate environment along with a 7% decline in loan fees offset by strong deposit growth in the recent quarter caused net interest income to decline 13%. This interest rate environment, however, helped to push non-interest income up 26% as mortgage banking income nearly doubled over the first quarter of last year. Deposit growth, particularly in demand deposits, helped to keep services charges steady when compared to levels for the same period a year earlier. The 20% growth in residential mortgage loans from the year-ago quarter, primarily from refinancing activity, continued to provide cross-selling opportunities resulting in significant growth in home equity loans and personal lines of credit (13%). Growth in commercial loans declined 4% over last year, while construction and commercial real estate loans showed a 13% increase. This loan growth helped offset the negative impact of lower interest rates. The provision expense, which covered charge-offs, was $24.4 million for the first quarter of 2002, compared with $14.5 million for the first quarter last year excluding losses related to the Florida operations. Net charge-offs for the first quarter of 2002 were 79 basis points versus 34 basis points in the first quarter of 2001. Non-interest expense increased due to higher commissions that were consistent with the increases in fee income. In addition, increases in outside services expense, equipment and occupancy expenses, marketing expense, and professional fees helped drive non-interest expenses up $7.3 million, or 5%.

      This segment contributed 48% of Huntington's operating earnings, excluding results for the Florida operations, for the first quarter of 2002 and comprised 63% of its total loan portfolio and 99% of its core deposits.

DEALER SALES

      Dealer Sales product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing. The consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

      Operating earnings for this segment were $6.1 million for the three months ended March 31, 2002. This compares with $21.9 million in the first quarter of 2001. Net charge-offs in this segment's loan portfolios in the comparable periods were 165 basis points versus 103 basis points, which drove the provision for loan losses higher by $11.0 million. A 4% growth in auto lease and indirect lending portfolios along with slightly wider margins in the recent quarter over last year's first quarter helped to keep the net interest income steady. Non-interest income declined primarily due to lower revenue from securitization related activities. Non-interest expense increased due to the higher level of premium expense relating to policies covering auto lease residual values.

      Dealer Sales contributed 8% of Huntington's operating earnings for the first three months of 2002, excluding results from the Florida operations, and comprised 32% of its outstanding loans.

PRIVATE FINANCIAL GROUP

      PFG provides an array of products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services.

      Operating earnings were $9.0 million for the first quarter of 2002, representing an increase of 228% from $3.4 million for the year-ago quarter. Net interest income was down $1.5 million in the recent quarter despite higher loan balances over the same period last year. The loan growth was particularly strong in personal credit lines and residential mortgage loans. Non-interest income was up $2.5 million largely from increases in fees from Huntington Funds. Non-interest expense declined $7.7 million as the first quarter of 2001 included the PG&E impairment loss related to activities in The Huntington National Bank's Money Market Mutual Fund.

      This segment represented 11% of Huntington's quarterly operating earnings, excluding results of the Florida operations, and 4% of total loans.

TREASURY / OTHER

      The Treasury/Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of Huntington's lines of business. Furthermore, Huntington uses a match-funded transfer pricing system to allocate interest income and interest expense to its business segments. This approach consolidates the interest rate risk management of Huntington into its Treasury Group. As part of its overall interest rate risk and liquidity management strategy, the Treasury Group administers an investment portfolio of approximately $2.9 billion. Revenue and expense associated with these activities remain within the Treasury Group. Additionally, amortization expense of intangible assets is also a significant component of Treasury/Other.

      This segment showed operating income of $26.2 million for the first quarter of 2002, compared with an operating loss of $8.2 million for the quarter ended March 31, 2001. The effects from a balance sheet repositioning and the widening of spreads favorably affected net interest income for the comparable three-month periods. Non-interest income increased $6.3 million, primarily due to the increase in Bank Owned Life Insurance income. Non-interest expense was down $9.0 million due in part to lower amortization of intangibles arising from the implementation of SFAS No. 142. This segment included the reconciling items to the statutory tax rate of 35% in Income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and qualitative disclosures for the current period are found on page 20 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's 2001 Annual Report.

FINANCIAL REVIEW

SECURITIES AVAILABLE FOR SALE - AMORTIZED COST & FAIR VALUES BY MATURITY AT MARCH 31, 2002 AND DECEMBER 31, 2001

(in thousands of dollars)                            MARCH 31, 2002                DECEMBER 31, 2001
                                               --------------------------      --------------------------
                                               AMORTIZED                       Amortized
                                                 COST          FAIR VALUE         Cost         Fair Value
                                               ----------      ----------      ----------      ----------
U.S. Treasury
     Under 1 year                              $    1,194      $    1,299      $      696      $      711
     1-5 years                                     33,386          33,452          31,399          31,563
     6-10 years                                     4,451           4,565           6,420           6,833
     Over 10 years                                    412             416             413             433
                                               ----------      ----------      ----------      ----------
        Total                                      39,443          39,732          38,928          39,540
                                               ----------      ----------      ----------      ----------
Federal agencies
     Mortgage-backed securities
     1-5 years                                     52,313          52,463          77,975          77,734
     6-10 years                                    95,406          97,004          99,049         100,954
     Over 10 years                                705,391         709,638         651,187         662,674
                                               ----------      ----------      ----------      ----------
        Total                                     853,110         859,105         828,211         841,362
                                               ----------      ----------      ----------      ----------
 Other agencies
     1-5 years                                    896,381         907,990         918,023         940,845
     6-10 years                                    81,714          82,938          77,515          78,925
     Over 10 years                                427,868         432,190         414,485         421,407
                                               ----------      ----------      ----------      ----------
        Total                                   1,405,963       1,423,118       1,410,023       1,441,177
                                               ----------      ----------      ----------      ----------
Total U.S. Treasury and Federal
        Agencies                                2,298,516       2,321,955       2,277,162       2,322,079
                                               ----------      ----------      ----------      ----------
Other
     Under 1 year                                  13,137          13,140          11,315          11,374
     1-5 years                                     36,280          37,157         198,776         199,812
     6-10 years                                    36,997          36,916          35,832          35,823
     Over 10 years                                238,320         236,797         176,524         174,715
     Retained interest in securitizations         173,220         173,220
     Marketable equity securities                  52,509          50,641         104,395         105,776
                                               ----------      ----------      ----------      ----------
        Total                                     550,463         547,871         526,842         527,500
                                               ----------      ----------      ----------      ----------
Total Securities Available for Sale            $2,848,979      $2,869,826      $2,804,004      $2,849,579
                                               ==========      ==========      ==========      ==========

CONSOLIDATED FINANCIAL HIGHLIGHTS
(in thousands, except per share amounts)

FOR THE THREE MONTHS ENDED MARCH 31,           2002           2001         % CHANGE
                                            -----------    -----------    -----------
NET INCOME (1)                              $    77,456    $    67,866         14.1 %

PER COMMON SHARE AMOUNTS
     Net income
          Basic                             $      0.31    $      0.27           14.4
          Diluted                           $      0.31    $      0.27           13.9

     Cash dividends declared                $      0.16    $      0.20          (20.0)

AVERAGE COMMON SHARES OUTSTANDING-DILUTED       251,953        251,510            0.2

KEY RATIOS
Return on:
     Average total assets                          1.18%          0.97%          21.6
     Average shareholders' equity                 13.26%         11.53%          15.0

Efficiency ratio                                   55.7%          62.0%         (10.0)

Average equity/average assets                      8.93%          8.46%           5.6
Net interest margin                                4.14%          3.93%           5.3

(1) Income component excludes after-tax impact of the $56.8 million gain on sale of Florida operations and $36.5 million restructuring and special charges in 1Q '02.

FINANCIAL REVIEW

LOAN LOSS EXPERIENCE

                                                          2002                                   2001
                                                       ---------     ------------------------------------------------------------
(in thousands)                                             1Q            4Q               3Q               2Q               1Q
                                                       ---------     ---------        ---------        ---------        ---------
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD         $ 410,572     $ 360,446        $ 352,243        $ 301,777        $ 297,880
Loan losses                                              (67,527)      (66,808)         (49,386)         (75,472)         (35,649)
Recoveries of loans previously charged off                11,746        10,662            9,643           10,007            7,556
                                                       ---------     ---------        ---------        ---------        ---------
   Net loan losses                                       (55,781)      (56,146)         (39,743)         (65,465)         (28,093)
                                                       ---------     ---------        ---------        ---------        ---------
Allowance of assets sold                                 (22,297)           --               --               --               --
Allowance of securitized loans                            (2,222)       (2,003)          (1,613)          (1,564)          (1,474)
Provision for loan losses (1)                             55,781       108,275           49,559          117,495           33,464
                                                       ---------     ---------        ---------        ---------        ---------

ALLOWANCE FOR LOAN LOSSES, END OF PERIOD               $ 386,053     $ 410,572        $ 360,446        $ 352,243        $ 301,777
                                                       =========     =========        =========        =========        =========

AS A % OF AVERAGE TOTAL LOANS
  Net loan losses--annualized                               1.11%         1.04%            0.74%            1.25%            0.55%
  Net loan losses--annualized excluding losses on
    exited portfolios for which reserves were
    previously established                                  1.04%         0.98%            0.61%            0.73%            0.55%
  Provision for loan losses--annualized                     1.11%         1.07%            0.92%            0.87%            0.66%
Allowance for loan losses as a % of total loans             2.00%         1.90%            1.67%            1.67%            1.45%
Net loan loss coverage (2)                                  2.90x         2.87x            3.81x            3.89x            4.51x

(1)   Includes the impact of restructuring and special charges in 4Q '01 and 2Q
      '01.

(2) Income before taxes (excluding gain on sale of Florida operations and restructuring and special charges) and the provision for loan losses to net loan losses.

FINANCIAL REVIEW

NON-PERFORMING ASSETS AND PAST DUE LOANS

                                                  2002                                        2001
                                                ---------          --------------------------------------------------------------
(in thousands)                                     1Q                 4Q               3Q               2Q                 1Q
                                                ---------          ---------        ---------        ---------          ---------
Non-accrual loans:
   Commercial                                   $ 162,959          $ 159,637        $ 148,177        $ 116,044          $  62,716
   Commercial real estate                          43,295             48,360           40,882           26,870             34,893
   Residential mortgage                            11,896             11,836           11,666           11,868             11,949
                                                ---------          ---------        ---------        ---------          ---------
Total Non-accrual Loans                           218,150            219,833          200,725          154,782            109,558
Renegotiated loans                                  1,268              1,276            1,286            1,290              1,297
                                                ---------          ---------        ---------        ---------          ---------

TOTAL NON-PERFORMING LOANS                        219,418            221,109          202,011          156,072            110,855
Other real estate, net                              6,112              6,384            8,050            9,913             14,031
                                                ---------          ---------        ---------        ---------          ---------

TOTAL NON-PERFORMING ASSETS                     $ 225,530          $ 227,493        $ 210,061        $ 165,985          $ 124,886
                                                =========          =========        =========        =========          =========

Non-performing loans as a
   % of total loans                                  1.13%              1.02%            0.94%            0.74%              0.53%
Non-performing assets as a
   % of total loans and other real estate            1.17%              1.05%            0.97%            0.79%              0.60%
Allowance for loan losses as a % of
   non-performing loans                               176%               186%             178%             226%               272%
Allowance for loan losses and other real
   estate as a % of non-performing assets             171%               180%             171%             211%               239%

Accruing loans past due 90 days or more         $  61,746          $  91,635        $  92,791        $  67,077          $ 102,658

NON-PERFORMING ASSETS

                                                  2002                                        2001
                                                ---------          --------------------------------------------------------------
(in thousands)                                     1Q                 4Q               3Q               2Q                 1Q
                                                ---------          ---------        ---------        ---------          ---------
NON-PERFORMING ASSETS, BEGINNING OF PERIOD      $ 227,493          $ 210,061        $ 165,985        $ 124,886          $ 105,397
New non-performing assets                          74,446             85,986           94,990           95,037(2)          53,869
Loan losses                                       (26,072)           (34,580)         (12,480)         (13,188)            (7,243)
Payments                                          (37,663)           (28,315)         (34,219)         (19,332)           (24,973)
Sales                                              (8,925)(1)         (4,131)          (3,331)         (21,306)(2)         (1,892)
Other                                              (3,749)            (1,528)            (884)            (112)              (272)
                                                ---------          ---------        ---------        ---------          ---------
NON-PERFORMING ASSETS, END OF PERIOD            $ 225,530          $ 227,493        $ 210,061        $ 165,985          $ 124,886
                                                =========          =========        =========        =========          =========

(1)   Includes $6.5 million related to the sale of Florida operations.

(2)   Includes $14.9 million related to PG&E.

QUARTERLY NET INTEREST MARGIN ANALYSIS
(in millions of dollars)

                                                                        AVERAGE BALANCES
                                                       -------------------------------------------------------
                                                         2002                        2001
                                                       -------     -------------------------------------------
Fully Tax Equivalent Basis (1)                          FIRST      FOURTH       THIRD      SECOND       FIRST
                                                       -------     -------     -------     -------     -------
ASSETS
Interest bearing deposits in banks                     $    34     $    14     $     5     $     5     $     5
Trading account securities                                   5           8           8          39          48
Federal funds sold and securities purchased
   under resale agreements                                  62          86          86          93         164
Loans held for sale                                        381         433         344         420         240
Securities:
      Taxable                                            2,713       2,720       2,896       3,368       3,606
      Tax exempt                                           101         108         140         201         248
                                                       -------     -------     -------     -------     -------
           Total Securities                              2,814       2,828       3,036       3,569       3,854
                                                       -------     -------     -------     -------     -------
Loans:
     Commercial                                          6,045       6,491       6,681       6,741       6,678
     Real Estate
          Construction                                   1,455       1,492       1,388       1,303       1,263
          Commercial                                     2,364       2,397       2,346       2,294       2,324
     Consumer
           Auto Leases - Indirect                        3,166       3,229       3,243       3,222       3,117
           Auto Loans - Indirect                         2,730       2,903       2,806       2,575       2,499
           Home Equity Lines                             2,365       2,489       2,372       2,271       2,189
           Residential Mortgage                          1,021         892         854         942         960
           Other Loans                                   1,326       1,619       1,658       1,673       1,674
                                                       -------     -------     -------     -------     -------
           Total Consumer                               10,608      11,132      10,933      10,683      10,439
                                                       -------     -------     -------     -------     -------
Total Loans                                             20,472      21,512      21,348      21,021      20,704
                                                       -------     -------     -------     -------     -------
Allowance for loan losses                                  415         393         358         316         307
                                                       -------     -------     -------     -------     -------
Net loans (2)                                           20,057      21,119      20,990      20,705      20,397
                                                       -------     -------     -------     -------     -------
Total earning assets                                    23,768      24,881      24,827      25,147      25,015
                                                       -------     -------     -------     -------     -------
Cash and due from banks                                    819         876         910         910         952
All other assets                                         2,372       2,613       2,609       2,608       2,579
                                                       -------     -------     -------     -------     -------
TOTAL ASSETS                                           $26,544     $27,977     $27,988     $28,349     $28,239
                                                       =======     =======     =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                     $ 3,041     $ 3,406     $ 3,341     $ 3,252     $ 3,213
     Interest bearing demand deposits                    5,148       5,519       5,096       4,799       4,597
     Savings deposits                                    3,097       3,388       3,472       3,547       3,505
     Other domestic time deposits                        5,015       5,923       5,940       5,718       5,950
                                                       -------     -------     -------     -------     -------
          Total core deposits                           16,301      18,236      17,849      17,316      17,265
                                                       -------     -------     -------     -------     -------
Domestic time deposits of $100,000 or more               1,052       1,199       1,262       1,294       1,368
Brokered time deposits and negotiable CDs                  302         109         120         118         167
Foreign time deposits                                      270         230         257         377         267
                                                       -------     -------     -------     -------     -------
     Total deposits                                     17,925      19,774      19,488      19,105      19,067
                                                       -------     -------     -------     -------     -------
Short-term borrowings                                    1,998       1,907       2,140       2,759       2,504
Medium-term notes                                        1,967       1,863       1,990       2,005       2,240
Subordinated notes and other long-term debt,
   including preferred capital securities                1,233       1,183       1,184       1,180       1,171
                                                       -------     -------     -------     -------     -------
     Total interest bearing liabilities                 20,082      21,321      21,461      21,797      21,769
                                                       -------     -------     -------     -------     -------
All other liabilities                                    1,051         889         811         897         869
Shareholders' equity                                     2,370       2,361       2,375       2,403       2,388
                                                       -------     -------     -------     -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $26,544     $27,977     $27,988     $28,349     $28,239
                                                       =======     =======     =======     =======     =======

(1)   Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

QUARTERLY NET INTEREST MARGIN ANALYSIS
    (IN MILLIONS OF DOLLARS)

                                                                           AVERAGE RATES (3)
                                                       -------------------------------------------------------
                                                         2002                         2001
                                                       -------     -------------------------------------------
Fully Tax Equivalent Basis (1)                          FIRST      FOURTH       THIRD      SECOND       FIRST
                                                       -------     -------     -------     -------     -------
    ASSETS
    Interest bearing deposits in banks                    2.02%       2.09%       3.75%       5.09%       5.24%
    Trading account securities                            2.79        3.59        3.83        5.15        5.52
    Federal funds sold and securities purchased
       under resale agreements                            1.43        2.18        3.20        4.21        5.78
    Loans held for sale                                   6.51        6.64        7.18        6.96        7.19
    Securities:
          Taxable                                         6.43        6.62        6.71        6.26        6.72
          Tax exempt                                      7.76        7.81        7.38        7.26        7.55
                                                       -------     -------     -------     -------     -------
               Total Securities                           6.48        6.66        6.75        6.32        6.77
                                                       -------     -------     -------     -------     -------
    Loans:
         Commercial                                       5.39        5.86        6.92        7.44        8.19
         Real Estate
              Construction                                4.91        5.50        6.62        7.43        8.31
              Commercial                                  6.62        6.85        7.54        7.92        8.40
         Consumer
               Auto Leases - Indirect                     6.62        6.58        6.67        6.71        6.90
               Auto Loans - Indirect                      8.03        8.24        8.45        8.70        8.83
               Home Equity Lines                          5.12        6.22        7.00        8.04        8.93
               Residential Mortgage                       6.57        7.17        7.54        7.72        7.91
               Other Loans                                8.88        9.09        9.19        9.13        9.19
                                                       -------     -------     -------     -------     -------
               Total Consumer                             6.92        7.34        7.65        7.94        8.25
                                                       -------     -------     -------     -------     -------
    Total Loans                                           6.29        6.71        7.34        7.75        8.25
                                                       -------     -------     -------     -------     -------
    Allowance for loan losses
                                                       -------     -------     -------     -------     -------
    Net loans (2)                                         6.77        7.22        7.87        8.31        8.74
                                                       -------     -------     -------     -------     -------
    Total earning assets                                  6.71%       7.12%       7.70%       7.98%       8.39%
                                                       -------     -------     -------     -------     -------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Core deposits
         Non-interest bearing deposits
         Interest bearing demand deposits                 1.80%       2.00%       2.74%       2.87%       3.29%
         Savings deposits                                 1.87        2.11        3.00        3.42        3.85
         Other domestic time deposits                     4.99        5.19        5.52        5.83        6.01
                                                       -------     -------     -------     -------     -------
              Total core deposits                         2.46        2.68        3.20        3.42        3.73
                                                       -------     -------     -------     -------     -------
    Domestic time deposits of $100,000 or more            3.05        4.68        4.82        5.33        5.97
    Brokered time deposits and negotiable CDs             2.48        3.55        4.42        5.57        6.37
    Foreign time deposits                                 1.91        1.99        3.39        4.11        5.45
                                                       -------     -------     -------     -------     -------
         Total deposits                                   2.49        2.80        3.32        3.58        3.94
                                                       -------     -------     -------     -------     -------
    Short-term borrowings                                 2.36        2.65        3.69        4.37        5.37
    Medium-term notes                                     3.43        4.58        6.12        6.59        6.64
    Subordinated notes and other long-term debt,
       including preferred capital securities             4.14        4.96        5.19        5.96        6.81
                                                       -------     -------     -------     -------     -------
         Total interest bearing liabilities               3.04%       3.51%       4.23%       4.62%       5.12%
                                                       -------     -------     -------     -------     -------

    Net interest rate spread                              3.67%       3.61%       3.47%       3.36%       3.27%
    Impact of non-interest bearing funds on margin        0.47%       0.50%       0.57%       0.61%       0.66%
                                                       -------     -------     -------     -------     -------
    NET INTEREST MARGIN                                   4.14%       4.11%       4.04%       3.97%       3.93%
                                                       =======     =======     =======     =======     =======

(1)   Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Net loan rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

(3)   Loan and deposit average rates include impact of applicable derivatives.

SELECTED QUARTERLY INCOME STATEMENT DATA

                                                                          2002                       2001
                                                                        --------   -----------------------------------------
(in thousands of dollars, except per share amounts) (1)                  FIRST      FOURTH     THIRD      SECOND    FIRST
                                                                        --------   --------   --------   --------   --------
TOTAL INTEREST INCOME                                                   $393,595   $443,751   $478,834   $498,959   $517,975
TOTAL INTEREST EXPENSE                                                   150,770    188,513    229,047    250,926    274,851
                                                                        --------   --------   --------   --------   --------
NET INTEREST INCOME                                                      242,825    255,238    249,787    248,033    243,124
Provision for loan losses                                                 55,781     58,275     49,559     45,777     33,464
                                                                        --------   --------   --------   --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                              187,044    196,963    200,228    202,256    209,660
                                                                        --------   --------   --------   --------   --------
Service charges on deposit accounts                                       38,530     42,753     41,719     40,673     38,907
Mortgage banking                                                          19,565     15,768     14,616     18,733     10,031
Brokerage and insurance income                                            18,792     20,966     19,912     19,388     18,768
Trust services                                                            15,501     15,321     15,485     15,178     14,314
Bank Owned Life Insurance income                                          11,676      9,560      9,560      9,561      9,560
Other service charges and fees                                            10,632     12,552     12,350     12,217     11,098
Other                                                                     10,931     16,088     15,755     14,956     12,968
                                                                        --------   --------   --------   --------   --------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS                       125,627    133,008    129,397    130,706    115,646
Securities gains                                                             457         89      1,059      2,747      2,078
                                                                        --------   --------   --------   --------   --------
TOTAL NON-INTEREST INCOME                                                126,084    133,097    130,456    133,453    117,724
                                                                        --------   --------   --------   --------   --------
Personnel costs                                                          114,285    118,143    120,767    122,068    117,662
Outside data processing and other services                                18,439     17,992     17,375     17,671     16,654
Net occupancy                                                             17,239     19,950     19,266     18,188     19,780
Equipment                                                                 16,949     20,593     20,151     19,844     19,972
Marketing                                                                  7,003      6,345      6,921      7,852      9,939
Telecommunications                                                         6,018      6,793      6,859      7,207      7,125
Professional services                                                      5,401      6,235      5,912      6,763      4,969
Printing and supplies                                                      3,837      4,293      4,450      4,565      5,059
Franchise and other taxes                                                  2,328      2,893      2,470      2,246      2,120
Amortization of intangible assets                                          1,376     10,100     10,114     10,435     10,576
Other                                                                     14,511     14,017     14,605     16,457     20,234
                                                                        --------   --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE                                               207,386    227,354    228,890    233,296    234,090
                                                                        --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                                               105,742    102,706    101,794    102,413     93,294
Income taxes                                                              28,286     27,214     26,134     27,909     25,428
                                                                        --------   --------   --------   --------   --------

NET INCOME                                                              $ 77,456   $ 75,492   $ 75,660   $ 74,504   $ 67,866
                                                                        ========   ========   ========   ========   ========

PER COMMON SHARE
  Net Income - Diluted                                                  $   0.31   $   0.30   $   0.30   $   0.30   $   0.27
  Cash Dividends Declared                                               $   0.16   $   0.16   $   0.16   $   0.20   $   0.20

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                                                     $242,825   $255,238   $249,787   $248,033   $243,124
Tax Equivalent Adjustment (2)                                              1,169      1,292      1,442      1,616      2,002
                                                                        --------   --------   --------   --------   --------
Tax Equivalent Net Interest Income                                      $243,994   $256,530   $251,229   $249,649   $245,126
                                                                        ========   ========   ========   ========   ========

(1) Income component excludes after-tax impact of the $56.8 million gain on sale of Florida operations in 1Q '02 and restructuring and special charges ($36.5 million in 1Q '02; $9.8 million in 4Q '01; $33.0 million in 3Q '01; $72.1 million in 2Q '01).

(2)   Calculated assuming a 35% tax rate.

SELECTED QUARTERLY INCOME STATEMENT DATA, EXCLUDING FLORIDA OPERATIONS

                                                                          2002                       2001
                                                                        --------   -----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(1)                              FIRST      FOURTH     THIRD      SECOND    FIRST
                                                                        --------   --------   --------   --------   --------
TOTAL INTEREST INCOME                                                   $369,521   $392,978   $427,654   $447,218   $466,098
TOTAL INTEREST EXPENSE                                                   136,420    156,382    197,742    222,410    247,580
                                                                        --------   --------   --------   --------   --------
NET INTEREST INCOME                                                      233,101    236,596    229,912    224,808    218,518
Provision for loan losses                                                 50,595     54,281     46,027     41,937     29,709
                                                                        --------   --------   --------   --------   --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                              182,506    182,315    183,885    182,871    188,809
                                                                        --------   --------   --------   --------   --------
Service charges on deposit accounts                                       34,282     35,220     33,593     32,650     31,143
Mortgage banking                                                          19,644     15,049     13,859     17,672      9,238
Brokerage and insurance income                                            14,587     15,066     13,943     13,185     12,232
Trust services                                                            15,096     14,679     14,816     14,431     13,670
Bank Owned Life Insurance income                                          11,676      9,560      9,560      9,561      9,560
Other service charges and fees                                             9,118      9,582      9,547      9,383      8,415
Other                                                                     10,591     15,135     14,722     13,979     12,315
                                                                        --------   --------   --------   --------   --------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS                       114,994    114,291    110,040    110,861     96,573
Securities gains                                                             457         89      1,059      2,747      2,078
                                                                        --------   --------   --------   --------   --------
TOTAL NON-INTEREST INCOME                                                115,451    114,380    111,099    113,608     98,651
                                                                        --------   --------   --------   --------   --------
Personnel costs                                                          104,320    100,076    101,866    103,707     99,296
Outside data processing and other services                                17,097     15,414     14,650     15,100     14,122
Net occupancy                                                             14,771     15,251     14,481     13,755     15,568
Equipment                                                                 15,582     18,117     17,580     17,363     17,503
Marketing                                                                  7,174      5,305      5,717      6,807      8,832
Telecommunications                                                         5,282      5,647      5,728      5,964      5,952
Professional services                                                      5,242      6,069      5,754      6,481      4,793
Printing and supplies                                                      3,519      3,511      3,693      3,688      4,098
Franchise and other taxes                                                  2,326      2,885      2,439      2,229      2,116
Amortization of intangible assets                                            251      2,555      2,569      2,890      3,031
Other                                                                     13,487     12,599     12,577     14,459     18,506
                                                                        --------   --------   --------   --------   --------
TOTAL NON-INTEREST EXPENSE                                               189,051    187,429    187,054    192,443    193,817
                                                                        --------   --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                                               108,906    109,266    107,930    104,036     93,643
Income taxes                                                              29,393     28,999     27,394     27,463     24,463
                                                                        --------   --------   --------   --------   --------

NET INCOME                                                              $ 79,513   $ 80,267   $ 80,536   $ 76,573   $ 69,180
                                                                        ========   ========   ========   ========   ========

NET INCOME PER COMMON SHARE - DILUTED                                   $   0.32   $   0.32   $   0.32   $   0.30   $   0.28

FULLY TAX EQUIVALENT MARGIN:
Net Interest Income                                                     $233,101   $236,596   $229,912   $224,808   $218,518
Tax Equivalent Adjustment (2)                                              1,169      1,292      1,442      1,616      2,002
                                                                        --------   --------   --------   --------   --------
Tax Equivalent Net Interest Income                                      $234,270   $237,888   $231,354   $226,424   $220,520
                                                                        ========   ========   ========   ========   ========

(1) Income component excludes after-tax impact of the $56.8 million gain on sale of Florida operations in 1Q '02 and restructuring and special charges ($36.5 million in 1Q '02; $9.8 million in 4Q '01; $33.0 million in 3Q '01; $72.1 million in 2Q '01).

(2)   Calculated assuming a 35% tax rate.

                       HUNTINGTON BANCSHARES INCORPORATED
           STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND CAPITAL DATA

QUARTERLY COMMON STOCK SUMMARY

                                                          2002                      2001
                                                         -------   -------------------------------------
                                                           1Q        4Q        3Q         2Q       1Q
                                                         -------   -------   -------   -------   -------
High                                                     $20.310   $17.490   $19.280   $17.000   $18.000
Low                                                       16.660    14.510    15.150    13.875    12.625
Close                                                     19.700    17.190    17.310    16.375    14.250
Cash dividends declared                                  $  0.16   $  0.16   $  0.16   $  0.20   $  0.20

Note: Stock price quotations were obtained from NASDAQ

KEY RATIOS AND STATISTICS

                                              2002                              2001
MARGIN ANALYSIS - AS A %                     -------       -------------------------------------------------
OF AVERAGE EARNING ASSETS (1)                  1Q            4Q            3Q            2Q            1Q
                                             -------       -------       -------       -------       -------
Interest Income                                6.71%         7.12%         7.70%         7.98%         8.39%
Interest Expense                               2.57%         3.01%         3.66%         4.01%         4.46%
                                             -------       -------       -------       -------       -------
     Net Interest Margin                       4.14%         4.11%         4.04%         3.97%         3.93%
                                             ======        =======       =======       =======       =======
RETURN ON (2)
  Average total assets                         1.18%         1.07%         1.07%         1.05%         0.97%
  Average shareholders' equity                13.26%        12.68%        12.64%        12.43%        11.53%

Efficiency Ratio (2)                           55.7%         55.8%         57.5%         58.6%         62.0%
Efficiency Ratio, excluding Florida (2)        54.1%         52.5%         54.0%         56.2%         60.2%

Effective tax rate                            26.75%        26.50%        25.67%        27.25%        27.26%

CAPITAL DATA

                                              2002                              2001
                                             -------       -------------------------------------------------
                                               1Q            4Q            3Q            2Q            1Q
(in millions of dollars)                     -------       -------       -------       -------       -------
Total Risk-Adjusted Assets                   $24,935       $27,896       $27,757       $27,375       $27,230

Tier 1 Risk-Based Capital Ratio                10.26%         7.24%         6.97%         7.01%         7.19%
Total Risk-Based Capital Ratio                 13.40%        10.29%        10.13%        10.20%        10.31%
Tier 1 Leverage Ratio                           9.72%         7.41%         7.10%         6.96%         7.12%

Tangible Equity/Asset Ratio                     9.03%         6.04%         5.96%         5.97%         6.01%

(1)   Presented on a fully tax equivalent basis assuming a 35% tax rate.

(2) Income component excludes the impact of the gain on sale of Florida operations and restructuring and special charges.

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

                  10.   Material contracts:

                        (a) * Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan.

                        (b) * Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan.

                        (c) * First Amendment to the Amended and Restated Huntington Bancshares Incorporated 1994 Stock Option Plan.

                        (d) * Second Amendment to the Amended and Restated Huntington Bancshares Incorporated 1994 Stock Option Plan.

                        (e) * Third Amendment to the Amended and Restated Huntington Bancshares Incorporated 1994 Stock Option Plan.

                        (f) * Severance Agreement and Release and Waiver of All Claims made by and between Huntington Bancshares Incorporated and Ronald J. Seiffert, Vice Chairman.

                        (g) * First Amendment to the Amended and Restated 1999 Incentive Compensation Plan

                        (h) * First Amendment to the 2001 Stock and Long-term Incentive Plan

                        (i) * Second Amendment to the 2001 Stock and Long-term Incentive Plan

                  99.   Earnings to Fixed Charges

            (b)   Reports on Form 8-K

                  1. A report on Form 8-K, dated January 18, 2002, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 2001.

                  2. A report on Form 8-K, dated January 31, 2002, was filed under report item numbers 5 and 7, concerning Huntington's presentation at the Salomon Smith Barney Financial Services Equity Conference.

                  3. A report on Form 8-K, dated February 15, 2002, was filed under report item numbers 2 and 7, regarding the completion of Huntington's sale of its Florida operations to SunTrust Banks, Inc.

                  4. A report on Form 8-K, dated February 19, 2002, was filed under report item numbers 5 and 7, announcing that the board of directors has authorized a new share repurchase program for up to 22 million shares.

                  5. A report on Form 8-K, dated March 27, 2002, was filed under report item numbers 5 and 7, announcing the resignation of Ronald J. Seiffert, Vice Chairman.

* Denotes management contract or compensatory plan or arrangement.

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

                          Huntington Bancshares Incorporated
                          ----------------------------------
                                     (Registrant)


Date: May 15, 2002        /s/ Richard A. Cheap
                          ------------------------------------------
                          Richard A. Cheap
                          General Counsel and Secretary


Date: May 15, 2002        /s/ Michael J. McMennamin
                          ------------------------------------------
                          Michael J. McMennamin
                          Vice Chairman, Chief Financial Officer and
                          Treasurer (Principal Financial Officer)