Form 10-Q
period 2002-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2002-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED June 30, 2002

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

Yes |X| No | |

There were 240,575,448 shares of Registrant's without par value common stock outstanding on July 31, 2002.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets -
        June 30, 2002 and 2001 and December 31, 2001                    3

        Consolidated Statements of Income -
        For the three and six months ended June 30, 2002 and 2001       4

        Consolidated Statements of Changes in Shareholders' Equity -
        For the six months ended June 30, 2002 and 2001                 5

        Consolidated Statements of Cash Flows -
        For the six months ended June 30, 2002 and 2001                 6

        Notes to Unaudited Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                16

Item 3. Quantitative and Qualitative Disclosures about Market Risk     35

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders            36

Item 6. Exhibits and Reports on Form 8-K                               36-37

Signatures                                                             38

PART 1. FINANCIAL INFORMATION
Financial Statements

Consolidated Balance Sheets

                                                             JUNE 30,      December 31,      June 30,
(in thousands)                                                 2002            2001            2001
                                                           ------------    ------------    ------------
                                                           (Unaudited)                      (Unaudited)
ASSETS
Cash and due from banks                                    $    858,561    $  1,138,366    $    908,686
Interest bearing deposits in banks                               28,385          21,205           4,893
Trading account securities                                       10,532          13,392           4,291
Federal funds sold and securities
     purchased under resale agreements                           75,824          83,275          59,725
Loans held for sale                                             190,724         629,386         376,671
Securities available for sale - at fair value                 3,006,273       2,849,579       3,190,686
Investment securities - fair value $10,963; $12,499;
     and $15,159, respectively                                   10,769          12,322          14,978
Total loans                                                  19,652,170      21,601,873      21,127,862
     Less allowance for loan losses                             393,011         410,572         352,243
                                                           ------------    ------------    ------------
Net loans                                                    19,259,159      21,191,301      20,775,619
                                                           ------------    ------------    ------------
Bank owned life insurance                                       863,327         843,183         824,062
Premises and equipment                                          353,931         452,036         457,749
Goodwill and other intangible assets                            210,685         716,054         737,437
Customers' acceptance liability                                  16,778          13,670          15,335
Accrued income and other assets                                 496,468         536,390         578,018
                                                           ------------    ------------    ------------
TOTAL ASSETS                                               $ 25,381,416    $ 28,500,159    $ 27,948,150
                                                           ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                             $ 16,861,100    $ 20,187,304    $ 18,996,922
Short-term borrowings                                         2,064,275       1,955,926       2,585,773
Bank acceptances outstanding                                     16,778          13,670          15,337
Medium-term notes                                             1,782,438       1,795,002       1,983,603
Subordinated notes and other long-term debt                     943,706         944,330         890,371
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company         300,000         300,000         300,000
Accrued expenses and other liabilities                        1,061,259         887,487         822,622
                                                           ------------    ------------    ------------
     Total Liabilities                                       23,029,556      26,083,719      25,594,628
                                                           ------------    ------------    ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                           --              --              --
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255 shares;
          outstanding 242,919,872; 251,193,814; and
          251,056,761 shares, respectively                    2,487,887       2,490,724       2,490,682
     Less 14,946,383; 6,672,441; and 6,809,494
          treasury shares, respectively                        (289,705)       (123,849)       (125,095)
     Accumulated other comprehensive income (loss)               28,655          25,488          (8,388)
     Retained earnings (deficit)                                125,023          24,077          (3,677)
                                                           ------------    ------------    ------------
     Total Shareholders' Equity                               2,351,860       2,416,440       2,353,522
                                                           ------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 25,381,416    $ 28,500,159    $ 27,948,150
                                                           ============    ============    ============

See notes to unaudited consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                           -------------------------    -------------------------
(in thousands, except per share amounts)                       2002          2001           2002          2001
                                                           -----------   -----------    -----------   -----------
Interest and fee income
     Loans                                                 $   325,771   $   434,697    $   667,873   $   881,482
     Securities                                                 44,424        55,434         89,205       119,268
     Other                                                       3,592         8,828         10,304        16,184
                                                           -----------   -----------    -----------   -----------
               TOTAL INTEREST INCOME                           373,787       498,959        767,382     1,016,934
                                                           -----------   -----------    -----------   -----------
Interest expense
     Deposits                                                   94,865       170,288        204,832       355,369
     Short-term borrowings                                       9,283        30,039         20,888        63,202
     Medium-term notes                                          15,266        32,940         31,864        69,603
     Subordinated notes and other long-term debt                12,514        17,659         25,114        37,603
                                                           -----------   -----------    -----------   -----------
               TOTAL INTEREST EXPENSE                          131,928       250,926        282,698       525,777
                                                           -----------   -----------    -----------   -----------

Net Interest Income                                            241,859       248,033        484,684       491,157
Provision for loan losses                                       53,892       117,495        109,673       150,959
                                                           -----------   -----------    -----------   -----------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES            187,967       130,538        375,011       340,198
                                                           -----------   -----------    -----------   -----------

Service charges on deposit accounts                             35,354        40,673         73,884        79,580
Brokerage and insurance income                                  17,677        19,388         36,469        38,156
Trust services                                                  16,247        15,178         31,748        29,492
Bank Owned Life Insurance income                                11,443         9,561         23,119        19,121
Mortgage banking                                                10,725        18,733         30,290        28,764
Other service charges and fees                                  10,529        12,217         21,161        23,315
Other                                                           15,039        14,956         25,970        27,924
                                                           -----------   -----------    -----------   -----------
Total Non-Interest Income Before Securities
   Gains/(Losses) and Gain on Sale of Florida Operations       117,014       130,706        242,641       246,352
Gain on sale of Florida operations                                  --            --        175,344            --
Securities gains (losses)                                          966        (2,503)         1,423          (425)
                                                           -----------   -----------    -----------   -----------
    TOTAL NON-INTEREST INCOME                                  117,980       128,203        419,408       245,927
                                                           -----------   -----------    -----------   -----------

 Personnel costs                                               105,146       122,068        219,431       239,730
 Equipment                                                      16,659        19,844         33,608        39,816
 Outside data processing and other services                     16,592        17,671         35,031        34,325
 Net occupancy                                                  14,756        18,188         31,995        37,968
 Marketing                                                       7,231         7,852         14,234        17,791
 Professional services                                           6,267         6,763         11,668        11,732
 Telecommunications                                              5,320         7,207         11,338        14,332
 Printing and supplies                                           3,683         4,565          7,520         9,624
 Franchise and other taxes                                       2,313         2,246          4,641         4,366
 Amortization of intangible assets                                 235        10,435          1,611        21,011
 Other                                                          13,858        16,457         28,369        36,691
                                                           -----------   -----------    -----------   -----------
 Total Non-Interest Expense Before Special Charges             192,060       233,296        399,446       467,386
 Special charges                                                    --        33,997         56,184        33,997
                                                           -----------   -----------    -----------   -----------
 TOTAL NON-INTEREST EXPENSE                                    192,060       267,293        455,630       501,383
                                                           -----------   -----------    -----------   -----------

               INCOME BEFORE INCOME TAXES                      113,887        (8,552)       338,789        84,742
Income taxes                                                    31,647       (10,929)       158,822        14,499
                                                           -----------   -----------    -----------   -----------
               NET INCOME                                  $    82,240   $     2,377    $   179,967   $    70,243
                                                           ===========   ===========    ===========   ===========

  PER COMMON SHARE
     Net income
          Basic                                            $      0.33   $      0.01    $      0.72   $      0.28
          Diluted                                          $      0.33   $      0.01    $      0.72   $      0.28

     Cash dividends declared                               $      0.16   $      0.20    $      0.32   $      0.40

  AVERAGE COMMON SHARES
          Basic                                                246,106       251,024        248,415       250,984
          Diluted                                              247,867       251,448        249,946       251,479

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                                                            ACCUMULATED
                                                                COMMON STOCK         TREASURY STOCK            OTHER
                                                          ----------------------  ----------------------   COMPREHENSIVE
(in thousands)                                              SHARES      AMOUNT      SHARES       AMOUNT    INCOME (LOSS)
                                                          ---------   ----------  ---------    ---------   -------------
Six Months Ended June 30, 2001:
 Balance, beginning of period                               257,866   $2,493,645     (7,007)   $(129,432)   $ (24,520)
    Comprehensive Income:
    Net income
    Cumulative effect of change in accounting
       principle for derivatives                                                                               (9,113)
    Unrealized net holding gains on securities
      available for sale arising during the period, net
      of reclassification adjustment for net gains
      included in net income                                                                                   19,893
    Unrealized gains on derivative instruments used
       in cash flow hedging relationships                                                                       5,352
      Total comprehensive income
   Cash dividends declared
   Stock options exercised                                               (2,963)        154        3,626
   Treasury shares sold to employee benefit plans                                        44          711
                                                          ---------   ----------  ---------    ---------    ---------
 Balance, end of period                                     257,866   $2,490,682     (6,809)   $(125,095)   $  (8,388)
                                                          =========   ==========  =========    =========    =========

Six Months Ended June 30, 2002:
 Balance, beginning of period                               257,866   $2,490,724     (6,672)   $(123,849)   $  25,488
    Comprehensive Income:
    Net income
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                                                              5,926
    Unrealized losses on derivative instruments
       used in cash flow hedging relationships                                                                 (2,759)

      Total comprehensive income

    Stock issued for acquisition                                             --         203        3,952
    Cash dividends declared
    Stock options exercised                                              (2,837)        312        5,365
    Treasury shares purchased                                                        (8,789)    (175,173)
                                                          ---------   ----------  ---------    ---------    ---------

 Balance, end of period                                     257,866   $2,487,887    (14,946)   $(289,705)   $  28,655
                                                          =========   ==========  =========    =========    =========

                                                           RETAINED
(in thousands)                                             EARNINGS     TOTAL
                                                          ---------   ---------
Six Months Ended June 30, 2001:
 Balance, beginning of period                             $  26,354   $2,366,047
                                                          ---------   ----------
    Comprehensive Income:
    Net income                                               70,243       70,243
    Cumulative effect of change in accounting
       principle for derivatives                                          (9,113)
    Unrealized net holding gains on securities
      available for sale arising during the period, net
      of reclassification adjustment for net gains
      included in net income                                              19,893
    Unrealized gains on derivative instruments used
       in cash flow hedging relationships                                  5,352
                                                                      ----------
      Total comprehensive income                                          86,375
                                                                      ----------
   Cash dividends declared                                 (100,274)    (100,274)
   Stock options exercised                                                   663
   Treasury shares sold to employee benefit plans                            711
                                                          ---------   ----------
 Balance, end of period                                   $  (3,677)  $2,353,522
                                                          =========   ==========

Six Months Ended June 30, 2002:
 Balance, beginning of period                             $  24,077   $2,416,440
    Comprehensive Income:
    Net income                                              179,967      179,967
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                         5,926
    Unrealized losses on derivative instruments
       used in cash flow hedging relationships                            (2,759)
                                                                      ----------
      Total comprehensive income                                         183,134
                                                                      ----------
    Stock issued for acquisition                                          3,952
    Cash dividends declared                                 (79,021)    (79,021)
    Stock options exercised                                               2,528
    Treasury shares purchased                                          (175,173)
                                                          ---------   ----------
 Balance, end of period                                   $ 125,023   $2,351,860
                                                          =========   ==========

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------
(in thousands of dollars)                                                      2002            2001
                                                                           ------------    ------------
OPERATING ACTIVITIES
    Net Income                                                             $    179,967    $     70,243
    Adjustments to reconcile net income to net cash
    provided by operating activities
       Provision for loan losses                                                109,673         150,959
       Provision for depreciation and amortization                               30,382          51,237
       Deferred income tax expense                                              244,825          12,941
       Decrease in trading account securities                                     2,860             432
       Decrease (increase) in mortgages held for sale                           438,662        (221,567)
       (Gains) losses on sales of securities available for sale                  (1,423)            425
       Gains on sales/securitizations of loans                                   (3,138)         (4,869)
       Gain on sale of Florida operations                                      (175,344)             --
       Restructuring and special charges                                         56,184          33,997
       Other, net                                                              (133,873)        (89,575)
                                                                           ------------    ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                        748,775           4,223
                                                                           ------------    ------------

INVESTING ACTIVITIES
    (Increase) decrease in interest bearing deposits in banks                    (7,180)             77
    Proceeds from:
       Maturities and calls of investment securities                              1,548             990
       Maturities and calls of securities available for sale                    381,329         633,121
       Sales of securities available for sale                                   456,411         953,722
    Purchases of securities available for sale                                 (782,961)       (634,687)
    Proceeds from sales/securitizations of loans                                226,707         303,240
    Net loan originations, excluding sales                                   (1,283,679)       (962,780)
    Proceeds from sale of premises and equipment                                 15,180             717
    Purchases of premises and equipment                                         (26,389)        (30,719)
    Proceeds from sales of other real estate                                      4,770           8,271
    Cash paid in purchase acquisition                                            (4,026)             --
    Net cash paid related to sale of Florida operations                      (1,289,917)             --
                                                                           ------------    ------------
               NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES          (2,308,207)        271,952
                                                                           ------------    ------------

FINANCING ACTIVITIES
    Increase (decrease) in total deposits                                     1,435,665        (779,650)
    Increase in short-term borrowings                                           108,349         598,014
    Maturity of long-term debt                                                   (4,000)         (8,000)
    Proceeds from issuance of medium-term notes                                 675,000         400,000
    Payment of medium-term notes                                               (690,000)       (875,000)
    Dividends paid on common stock                                              (80,193)       (100,385)
    Repurchases of common stock                                                (175,173)             --
    Net proceeds from issuance of common stock                                    2,528           1,374
                                                                           ------------    ------------
               NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           1,272,176        (763,647)
                                                                           ------------    ------------
               CHANGE IN CASH AND CASH EQUIVALENTS                             (287,256)       (487,472)
               CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,221,641       1,455,883
                                                                           ------------    ------------
               CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    934,385    $    968,411
                                                                           ============    ============
Supplemental disclosures:
    Income taxes paid                                                      $     20,136   $         25
    Interest paid                                                          $    298,235   $    293,715

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated interim financial statements include the accounts of Huntington and its subsidiaries and were prepared in accordance with generally accepted accounting principles, and accordingly, reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present Huntington's financial position, results of operations, and cash flows for the periods presented. As permitted by the SEC, these unaudited consolidated interim financial statements do not include certain information and footnotes normally included in annual financial statements. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with Huntington's 2001
Annual Report on Form 10-K.

      Certain amounts in the prior period's financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net income.

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

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
(in thousands, except per share amounts)         2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Net Income                                    $   82,240      $    2,377      $  179,967      $   70,243
                                              ==========      ==========      ==========      ==========

Average common shares outstanding                246,106         251,024         248,415         250,984
Dilutive effect of stock options                   1,761             424           1,531             495
                                              ----------      ----------      ----------      ----------
     Diluted common shares outstanding           247,867         251,448         249,946         251,479
                                              ==========      ==========      ==========      ==========

Earnings per share
     Basic                                    $     0.33      $     0.01      $     0.72      $     0.28
     Diluted                                  $     0.33      $     0.01      $     0.72      $     0.28

      Approximately 3.1 million and 7.8 million stock options were outstanding at the end of June 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $26.60 per share and $20.84 at the end of the same respective periods.

NOTE 3 - INTANGIBLE ASSETS

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. At June 30, 2002 and 2001, Huntington had $210.7 million and $737.4 million in goodwill and other intangible assets, respectively. The following table reflects the activity in goodwill and other intangible assets for the three and six months ended June 30:

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
(in thousands of dollars)                        2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Intangible Assets:
Balance, beginning of period                  $  209,942      $  745,023      $  716,054      $  755,270
Additions                                          7,978           2,849           8,146           3,178
Sale of Florida operations                        (7,000)             --        (511,904)             --
Amortization                                        (235)        (10,435)         (1,611)        (21,011)
                                              ----------      ----------      ----------      ----------
BALANCE, END OF PERIOD                        $  210,685      $  737,437      $  210,685      $  737,437
                                              ==========      ==========      ==========      ==========

      The additions totaling $8.0 million for the second quarter of 2002 related to the April 1st acquisition of Haberer Registered Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm. Haberer became part of Huntington's Private Financial Group line of business as a wholly owned subsidiary of Huntington. The sale of J. Rolfe Davis Insurance Agency, Inc. (JRD) resulted in a reduction in goodwill of $7 million during the second quarter of 2002.

      Huntington applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. In connection with the adoption of SFAS No. 142, management assessed the fair values of its lines of business in relation to their carrying value, including goodwill, in each line of business. Based on this assessment, there was no impairment of goodwill or other intangible assets. Huntington will continue to test for impairment on an annual basis as prescribed by SFAS No. 142.

      Before the sale of Huntington's operations in Florida, a majority of goodwill and other intangible assets related to those operations. A substantial portion of the remaining goodwill is attributable to the previously acquired banking operations reported under the Regional Banking line of business. The application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income per share of $0.01 for the second quarter and $0.04 for the first six months of 2002. Had no amortization of goodwill, net of tax, been recorded in the prior year, net income and diluted earnings per share for the second quarter of 2001 would have been greater by $7.7 million, or $0.03 per share, and $15.5 million, or $0.06 per share, for the first half of 2001.

NOTE 4 - RESTRUCTURING AND SPECIAL CHARGES

      In July 2001, Huntington announced a strategic refocusing plan (the "Plan"). The Plan included the sale of Huntington's Florida banking and insurance operations, the consolidation of numerous non-Florida branch offices, as well as certain credit and other actions to strengthen Huntington's balance sheet and financial performance, including the use of excess regulatory capital generated by the sale to initiate a share repurchase program. During 2001, Huntington provided $100.0 million of pre-tax expense to recognize a liability for these actions and provided $71.7 million of additional allowance for loan losses in connection with the Plan. In the first quarter of 2002, Huntington provided an additional $56.2 million of pre-tax expense to recognize additional liabilities related to the completion of the Plan.

Huntington has a remaining liability of $22.8 million at June 30, 2002. Huntington expects that the remaining liability will be adequate to fund the estimated future cash outlays that are expected in the completion of the exit activities contemplated by the Plan.

NOTE 5 - SALE OF FLORIDA OPERATIONS

      On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc.. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $175.3 million and is reflected in non-interest income. The after-tax gain was $56.8 million, or $0.22 per share. Income taxes related to this transaction were $118.6 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes. Pro forma financial information reflecting the effect of the sale is presented and described below. Since the transaction was completed during the first quarter of 2002, no pro forma balance sheet is presented in this report.

      The following unaudited pro forma consolidated income statement is presented for the six months ended June 30, 2002, giving effect to the sale as if it had occurred on January 1, 2002, and does not include the net gain realized on the sale of Huntington's Florida operations or any related special charges. These pro forma financial statements do not include any assumptions as to future share repurchases pursuant to the previously announced share repurchase program that commenced following the sale.

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

  UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT WITHOUT FLORIDA OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                                                                              Huntington
                                                                                               Pro Forma
                                                                                                 Without
                                                                 Florida         Related         Florida
(in thousands of dollars)                     Huntington      Operations      Transactions    Operations
                                              ----------      ----------      ------------    ----------
Net interest income                           $  484,684      $   (9,724)     $       --      $  474,960
Provision for loan losses                        109,673          (5,186)             --         104,487
                                              ----------      ----------      ----------      ----------

     NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                             375,011          (4,538)             --         370,473
                                              ----------      ----------      ----------      ----------

Non-interest income                              419,408         (13,343)       (175,344)        230,721
Non-interest expense                             455,630         (20,210)        (32,728)        402,692
                                              ----------      ----------      ----------      ----------

     INCOME BEFORE INCOME TAXES                  338,789           2,329        (142,616)        198,502
Income taxes                                     158,822             804        (107,098)         52,528
                                              ----------      ----------      ----------      ----------
     NET INCOME                               $  179,967      $    1,525      $  (35,518)     $  145,974
                                              ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE -- DILUTED        $     0.72      $     0.01      $    (0.14)     $     0.59
                                              ==========      ==========      ==========      ==========

OPERATING NET INCOME (1)                      $  159,696      $    1,525                      $  161,221
                                              ==========      ==========      ==========      ==========

OPERATING NET INCOME PER COMMON
     SHARE -- DILUTED (1)                     $     0.64      $     0.01                      $     0.65
                                              ==========      ==========      ==========      ==========

(1) Excludes after-tax gain on sale of the Florida operations and restructuring and special charges.

      The column entitled Florida Operations includes all direct revenue and expenses for Florida from January 1, 2002 through February 15, 2002, the results of operations for JRD for the six months period ended June 30, 2002, and any indirect revenue and expenses that ceased with the sale of the Florida operations, including $1.1 million of amortization expense on intangible assets related to Florida. In addition, net interest income in that column includes:
(1) a funding credit of $5.3 million related to $2.0 billion of funding that Florida provided to Huntington and (2) $1.9 million of interest that would have been earned on the $711.9 million deposit premium from January 1, 2002 through February 15, 2002. Both the funding credit and the assumed interest earned on the deposit premium are based on the average one-year LIBOR rate of 2.15% for the period. The column entitled Related Transactions reflects the $175.3 million net gain on the sale of the Florida operations, $32.7 million of the $56.2 million special charges recorded in the first quarter of 2002 that related to the sale of Florida, and the applicable income taxes. After excluding the remaining restructuring and special charges, net of taxes, operating earnings were $161.2 million and earnings per share was $0.65 for the first half of 2002.

NOTE 6 - AVAILABLE FOR SALE SECURITIES

      Securities available for sale at June 30, 2002 and December 31, 2001 were as follows:

(in thousands of dollars)                            JUNE 30, 2002                 DECEMBER 31, 2001
                                               --------------------------      --------------------------
                                               Amortized                       Amortized
                                                  Cost         Fair Value         Cost         Fair Value
                                               ----------      ----------      ----------      ----------
U.S. Treasury
     Under 1 year                              $      995      $      999      $      696      $      711
     1-5 years                                      1,502           3,820          31,399          31,563
     6-10 years                                     7,252           5,603           6,420           6,833
     Over 10 years                                    412             433             413             433
                                               ----------      ----------      ----------      ----------
        Total                                      10,161          10,855          38,928          39,540
                                               ----------      ----------      ----------      ----------
Federal agencies
     Mortgage-backed securities
     1-5 years                                     49,321          50,198          77,975          77,734
     6-10 years                                   142,133         145,578          99,049         100,954
     Over 10 years                                839,553         858,345         651,187         662,674
                                               ----------      ----------      ----------      ----------
        Total                                   1,031,007       1,054,121         828,211         841,362
                                               ----------      ----------      ----------      ----------
 Other agencies
     Under 1 year                                  25,010          25,117              --              --
     1-5 years                                    888,228         911,112         918,023         940,845
     6-10 years                                    77,917          80,180          77,515          78,925
     Over 10 years                                420,758         429,105         414,485         421,407
                                               ----------      ----------      ----------      ----------
        Total                                   1,411,913       1,445,514       1,410,023       1,441,177
                                               ----------      ----------      ----------      ----------
Total U.S. Treasury and Federal
        Agencies                                2,453,081       2,510,490       2,277,162       2,322,079
                                               ----------      ----------      ----------      ----------
Other
     Under 1 year                                   9,006           9,048          11,315          11,374
     1-5 years                                     35,489          35,993          38,986          40,022
     6-10 years                                    35,358          36,612          35,832          35,823
     Over 10 years                                221,170         220,308         176,524         174,715
     Retained interest in securitizations         148,201         148,201         159,790         159,790
     Marketable equity securities                  42,760          45,621         104,395         105,776
                                               ----------      ----------      ----------      ----------
        Total                                     491,984         495,783         526,842         527,500
                                               ----------      ----------      ----------      ----------
TOTAL SECURITIES AVAILABLE FOR SALE            $2,945,065      $3,006,273      $2,804,004      $2,849,579
                                               ==========      ==========      ==========      ==========

NOTE 7 - COMPREHENSIVE INCOME

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

                                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                           --------------------    --------------------
(in thousands of dollars)                                                    2002        2001        2002        2001
                                                                           --------    --------    --------    --------
Cumulative effect of change in accounting method for derivatives used in cash flow hedging relationships:
     Unrealized net losses                                                 $     --    $     --    $     --    $(14,020)
     Related tax benefit                                                         --          --          --       4,907
                                                                           --------    --------    --------    --------
          Net                                                                    --          --          --      (9,113)
                                                                           --------    --------    --------    --------

Unrealized holding gains (losses) on securities available for sale arising during the period:
     Unrealized net gains (losses)                                           32,852     (12,376)     10,540      30,405
     Related tax (expense) benefit                                          (11,498)      4,353      (3,689)    (10,787)
                                                                           --------    --------    --------    --------
          Net                                                                21,354      (8,023)      6,851      19,618
                                                                           --------    --------    --------    --------

Unrealized holding (losses) gains on derivatives used in cash flow hedging relationships arising during the period:
     Unrealized net (losses) gains                                           (2,393)      3,429      (4,245)      8,234
     Related tax benefit (expense)                                              838      (1,200)      1,486      (2,882)
                                                                           --------    --------    --------    --------
          Net                                                                (1,555)      2,229      (2,759)      5,352
                                                                           --------    --------    --------    --------

Less: Reclassification adjustment for net gains (losses)
   from sales of securities available for sale realized during the period:
     Realized net gains (losses)                                                966      (2,503)      1,423        (425)
     Related tax (expense) benefit                                             (338)        876        (498)        150
                                                                           --------    --------    --------    --------
          Net                                                                   628      (1,627)        925        (275)
                                                                           --------    --------    --------    --------
Total Other Comprehensive (Loss) Income                                    $ 19,171    $ (4,167)   $  3,167    $ 16,132
                                                                           ========    ========    ========    ========

      Activity in Accumulated Other Comprehensive Income for the six months ended June 30, 2002 and 2001 was as follows:

                                                                UNREALIZED GAINS
                                                              (LOSSES) ON DERIVATIVE
                                   UNREALIZED GAINS (LOSSES)   INSTRUMENTS USED IN
                                          ON SECURITIES         CASH FLOW HEDGING
(in thousands of dollars)              AVAILABLE FOR SALE          RELATIONSHIPS
                                   -------------------------  ----------------------
Balance, December 31, 2000                $  (24,520)               $       --
Change in accounting method                       --                    (9,113)
Current-period change                         19,893                     5,352
                                          ----------                ----------
Balance, June 30, 2001                    $   (4,627)               $   (3,761)
                                          ==========                ==========

Balance, December 31, 2001                    29,469                    (3,981)
Current-period change                          5,926                    (2,759)
                                          ----------                ----------
Balance, June 30, 2002                    $   35,395                $   (6,740)
                                          ==========                ==========

NOTE 8 - SEGMENT REPORTING

      Huntington views its operations as four distinct segments. Regional Banking, Dealer Sales, and the Private Financial Group (PFG) are Huntington's major business lines. The fourth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. During the first quarter of 2002, the previously reported Retail Banking and Corporate Banking segments were combined and renamed Regional Banking. Since this segment is managed through six geographically defined regions where each region's management has responsibility for both retail and corporate banking business development, combining these two previous segments better reflects the management accountability and decision making structure. In addition, changes were made to the methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's business profitability reporting system. The prior quarters have not been restated for these changes.

      The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision making purposes. Operating earnings exclude the the gain from the sale of the Florida operations, the historical Florida results, and restructuring and special charges. See Note 4 to the unaudited consolidated financial statements for further discussions regarding restructuring and special charges and Note 5 for the net gain on sale of Huntington's Florida operations. Net interest income is presented on a fully tax equivalent (FTE) basis using a 35% tax rate.

The following provides a brief description of the four operating segments of
Huntington:

      REGIONAL BANKING: provides products and services to retail, business banking, and corporate customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered through Huntington's traditional banking network; Direct Bank--Huntington's customer service center; and Web Bank at www.huntington.com. Regional Banking also represents the middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management.

      DEALER SALES: product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing. The consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

      PRIVATE FINANCIAL GROUP: this segment's array of products and services are designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.

      TREASURY / OTHER: this segment includes assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

      Listed below is certain reported financial information reconciled to Huntington's second quarter and six-month 2002 and 2001 operating results by line of business.

                                                   THREE MONTHS ENDED JUNE 30,
 ------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                    Regional         Dealer            XX          Treasury/       Huntington
(in thousands of dollars)                            Banking          Sales            PFG            Other        Consolidated
                                                   ------------    ------------    ------------    ------------    ------------
2002
Net interest income (FTE)                          $    146,960    $     55,502    $      8,825    $     31,643    $    242,930
Provision for loan losses                                41,278          12,313             301              --          53,892
Non-Interest income                                      78,871           5,886          23,602           9,621         117,980
Non-Interest expense                                    150,294          18,328          19,228           4,210         192,060
Income taxes/FTE adjustment                              11,991          10,761           4,514           5,452          32,718
                                                   ------------    ------------    ------------    ------------    ------------
   Net income, as reported                               22,268          19,986           8,384          31,602          82,240
   Florida operations, net of tax                            --              --            (532)             --            (532)
                                                   ------------    ------------    ------------    ------------    ------------
   Operating earnings                              $     22,268    $     19,986    $      7,852    $     31,602    $     81,708
                                                   ============    ============    ============    ============    ============

2001
Net interest income (FTE)                          $    198,877    $     58,383    $      9,373    $    (16,984)   $    249,649
Provision for loan losses                                33,763          83,603             129              --         117,495
Non-Interest income                                      96,099          (1,386)         18,148          15,342         128,203
Non-Interest expense                                    182,095          50,728          20,329          14,141         267,293
Income taxes/FTE adjustment                              27,692         (27,067)          2,472         (12,410)         (9,313)
                                                   ------------    ------------    ------------    ------------    ------------
   Net income, as reported                               51,426         (50,267)          4,591          (3,373)          2,377
   Florida operations, net of tax                       (13,558)         (1,141)         (1,550)         17,347           1,098
   Restructuring and special charges, net of tax          7,303          63,920              --             904          72,127
                                                   ------------    ------------    ------------    ------------    ------------
   Operating earnings                              $     45,171    $     12,512    $      3,041    $     14,878    $     75,602
                                                   ============    ============    ============    ============    ============

                                                  2Q AVERAGE ASSETS               2Q AVERAGE DEPOSITS
BALANCE SHEETS                                --------------------------      --------------------------
(in millions of dollars)                         2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Regional Banking                              $   12,717      $   14,737      $   14,949      $   18,003
Dealer Sales                                       7,954           7,396              51              91
PFG                                                  975             745             776             640
Treasury / Other                                   3,311           5,471             706             371
                                              ----------      ----------      ----------      ----------
   Subtotal                                       24,957          28,349          16,482          19,105
Florida operations                                    --          (3,156)             --          (4,496)
                                              ----------      ----------      ----------      ----------
   Total                                      $   24,957      $   25,193      $   16,482      $   14,609
                                              ==========      ==========      ==========      ==========

                                                    SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------------------
Income Statements                                    Regional         Dealer                        Treasury/       Huntington
(in thousands of dollars)                            Banking          Sales            PFG            Other        Consolidated
                                                   ------------    ------------    ------------    ------------    ------------
2002
Net interest income (FTE)                          $    306,598    $    108,572    $     16,460    $     55,294    $    486,924
Provision for loan losses                                70,247          39,125             301              --         109,673
Non-Interest income                                     168,408           8,526          47,168         195,306         419,408
Non-Interest expense                                    310,575          36,550          36,637          71,868         455,630
Income taxes/FTE adjustment                              32,965          14,498           9,341         104,258         161,062
                                                   ------------    ------------    ------------    ------------    ------------
   Net income, as reported                               61,219          26,925          17,349          74,474         179,967
   Florida operations, net of tax                        (2,639)           (794)           (927)          5,885           1,525
   Gain on sale of Florida operations, net of tax            --              --              --         (56,790)        (56,790)
   Restructuring and special charges, net of tax             --              --              --          36,519          36,519
                                                   ------------    ------------    ------------    ------------    ------------
   Operating earnings                              $     58,580    $     26,131    $     16,422    $     60,088    $    161,221
                                                   ============    ============    ============    ============    ============

2001
Net interest income (FTE)                          $    400,315    $    112,739    $     18,929    $    (37,208)   $    494,775
Provision for loan losses                                51,132          99,698             129              --         150,959
Non-Interest income                                     175,701           9,887          41,668          18,671         245,927
Non-Interest expense                                    357,047          64,388          46,994          32,954         501,383
Income taxes/FTE adjustment                              58,744         (14,511)          4,716         (30,832)         18,117
                                                   ------------    ------------    ------------    ------------    ------------
   Net income (loss), as reported                       109,093         (26,949)          8,758         (20,659)         70,243
   Florida operations, net of tax                       (26,910)         (2,525)         (3,354)         37,476           4,687
   Restructuring and special charges, net of tax          7,303          63,920              --             904          72,127
                                                   ------------    ------------    ------------    ------------    ------------

   Operating earnings                              $     89,486    $     34,446    $      5,404    $     17,721    $    147,057
                                                   ============    ============    ============    ============    ============

                                                  YTD AVERAGE ASSETS             YTD AVERAGE DEPOSITS
BALANCE SHEETS                                --------------------------      --------------------------
(in millions of dollars)                         2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Regional Banking                              $   13,341      $   14,501      $   15,846      $   18,015
Dealer Sales                                       7,935           7,217              54              87
PFG                                                  939             732             754             639
Treasury / Other                                   3,531           5,844             546             345
                                              ----------      ----------      ----------      ----------
   Subtotal                                       25,746          28,294          17,200          19,086
Florida operations                                  (877)         (3,115)         (1,178)         (4,506)
                                              ----------      ----------      ----------      ----------
   Total                                      $   24,869      $   25,179      $   16,022      $   14,580
                                              ==========      ==========      ==========      ==========

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Bulletin (APB) Opinion 30. Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. In addition, this Statement requires lease modifications to be accounted for in the same manner as sale-leaseback transactions.

      In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized using fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

      The adoption of Statements No. 145 and No. 146 are not expected to have a material impact on Huntington's results of operations or financial condition.

NOTE 10 - SUBSEQUENT EVENTS

      On July 18, 2002, Huntington announced the restructuring of its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation, a subsidiary of First Data Corp. This transaction resulted in an approximate $25 million pre-tax, non-operating gain ($16 million after tax). Under the agreement, First Data obtained all of Huntington's Florida-related merchant business and increased its equity interest in HMS. In addition, as part of the transaction, Huntington extended its long-term merchant services relationship with First Data. Huntington remains a nominal equity owner.

      On July 2, 2002, Huntington closed the sale of the Orlando, Florida-based JRD to members of its management team. Huntington acquired JRD in August of 2000 and operated it as a stand-alone property and casualty insurance agency within Huntington's insurance operations. Huntington's decision to sell JRD is consistent with its strategic refocusing plan.

      These transactions are not expected to have a material impact on Huntington's future financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Huntington Bancshares Incorporated (Huntington) is a multi-state financial holding company headquartered in Columbus, Ohio. Its subsidiaries are engaged in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Its subsidiaries operate domestically in offices located predominately in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Huntington has a foreign office in the Cayman Islands and in Hong Kong.

FORWARD-LOOKING STATEMENTS

      This interim report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington. These include descriptions of products or services, plans, or objectives of management for future operations, and forecasts of revenues, earnings, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

      By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors, including but not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's 2001 Annual Report and other factors described from time to time in other filings with the Securities and Exchange Commission, could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements.

      Management encourages readers of this interim report on Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

      The following discussion and analysis, the purpose of which is to provide investors and others with information that management believes to be necessary for an understanding of Huntington's financial condition, changes in financial condition, and results of operations, and should be read in conjunction with the financial statements, notes, and other information contained in this document.

SIGNIFICANT ACCOUNTING POLICIES

      Note 1 to the consolidated financial statements included in Huntington's 2001 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, and results of operations.

SPECIAL PURPOSE ENTITIES (SPES)

      Huntington utilized two securitization trusts, or SPEs, in 2000 as funding sources. In the securitization transactions, indirect auto loans that Huntington originated were sold to these trusts in exchange for funding collateralized by these loans. Under GAAP, these trusts are not consolidated in Huntington's financial statements. As such, the loans and the funding obtained are not included on Huntington's balance sheets.


      The Financial Accounting Standards Board (FASB) has approved for issuance an Exposure Draft of a proposed Interpretation to ARB No. 51 that establishes accounting guidance for consolidation of SPEs. The proposed Interpretation, Consolidation of Certain Special-Purpose Entities, will apply to any business enterprise--both public and private companies--that has an ownership interest, contractual relationship, or other business relationship with an SPE. The comment period on this Exposure Draft concludes August 30, 2002.

      The objective of this proposed Interpretation is to improve financial reporting by enterprises involved with SPEs--not to restrict the use of SPEs. Current accounting standards require an enterprise to include subsidiaries in which it has a controlling financial interest in its consolidated financial statements. The FASB expects to issue a final Interpretation in the fourth quarter of this year. The accounting guidance would be effective immediately upon issuance of the

Interpretation for new SPEs. Companies such as Huntington with SPEs that existed before the issuance of the Interpretation would be required to apply the guidance to the existing SPEs at the beginning of the first fiscal period after March 15, 2003. Calendar year-end companies would need to apply the guidance on April 1, 2003.

      Huntington is in the initial stages of assessing the implications of this Interpretation as it applies to the consolidation of the securitization trusts and its impact to results of operations and financial condition.

OTHER OFF BALANCE SHEET ARRANGEMENTS

      Like other financial organizations, Huntington uses various commitments in the ordinary course of business that, under generally accepted accounting principles in the United States (GAAP), are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers and to sell loans, and have obligations under operating-type noncancelable leases for its facilities.

DERIVATIVES

      Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities. This, along with other information regarding derivatives, is discussed under the "Interest Rate Risk Management" section of this report and in the notes to the unaudited consolidated financial statements.

RELATED PARTY TRANSACTIONS

      Various directors and executive officers of Huntington are customers of its bank subsidiary, The Huntington National Bank (the Bank), and other affiliates and conducted transactions with these affiliates in the ordinary course of business. Directors and executive officers may also be affiliated with entities that are the Bank's customers and Huntington's other affiliates, which enter into transactions with these affiliates in the ordinary course of business. A summary of the indebtedness of management can be found in Note 4 to Huntington's 2001 Annual Report. All other related party transactions, including those reported in Huntington's 2002 Proxy Statement, were considered immaterial to its financial condition and results of operations.

STRATEGIC REFOCUSING AND OTHER RESTRUCTURING

      In July 2001, Huntington announced a strategic refocusing plan (the Plan). Key components of the Plan included the intent to sell the Florida banking and insurance operations, the consolidation of numerous non-Florida branch offices, as well as credit-related and other actions to strengthen its balance sheet and financial performance including the use of some of the excess capital to repurchase outstanding common shares. These initiatives were designed to attain more positive revenue and earnings for shareholders and to improve capital efficiency.

      The sale of the Florida banking operations to SunTrust Banks, Inc., closed February 15, 2002, and included 143 banking offices and 456 ATMs with approximately $2.8 billion in loans and other tangible assets, and $4.8 billion in deposits and other liabilities. The transaction slightly increased Huntington's sensitivity to rising interest rates. In addition, the net interest margin, tangible equity to assets, and efficiency ratios were favorably impacted.

      The sale of the Florida insurance operations involved the sale of Orlando-based J. Rolfe Davis Insurance Agency, Inc. (JRD), which closed on July 2, 2002, to members of its management team. Huntington remains committed to growing the insurance business in markets served by its retail and commercial banking operations. The JRD sale will not materially affect future financial results.

      On February 19, 2002, Huntington announced a new share repurchase program authorizing the repurchase of up to 22 million shares. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans, as well as for acquisitions and other corporate purposes. Through the end of June 2002, approximately 8.8 million shares of common stock were repurchased, including 6.9 million shares in the second quarter through open market and privately negotiated transactions.

      During the first quarter of 2002, $56.2 million of pre-tax restructuring and special charges ($36.5 million after-tax, or $0.14 per share) were recorded related to the Plan. Combined with amounts recorded in 2001, these pre-tax charges totaled $233.1 million ($151.5 million after-tax, or $0.60 per share). In the first quarter of 2002, a pre-tax gain of $175.3 million ($56.7 million after-tax, or $0.23 per share) on the sale of the Florida operations was recorded. Further information regarding the financial impact of the Plan can be found in Notes 4 and 5 to the unaudited consolidated financial statements.

SUMMARY DISCUSSION OF RESULTS

      Huntington reported second quarter 2002 earnings of $82.2 million, or $0.33 per common share. This compares with earnings of $2.4 million, or $0.01 per common share, in the year-ago second quarter, and $97.7 million, or $0.39 per common share, in the first quarter of 2002. Year-to-date earnings in 2002 were $180.0 million, or $0.72 per common share, compared with $70.2 million, or $0.28 per common share, in the comparable year-ago six-month period.

      On an operating basis (see Basis of Discussion - Operating Earnings below), second quarter 2002 earnings were $81.7 million, or $0.33 per common share, up 8% and 10%, respectively, compared with the year-ago second quarter's operating earnings of $75.6 million, or $0.30 per share. Second quarter operating net income and earnings per common share were both up 3% from first quarter operating earnings of $79.5 million, or $0.32 per common share. Operating earnings for the first six months of 2002 were $161.2 million, or $0.65 per common share, up 10% and 12%, respectively, from the comparable prior-year period operating earnings of $147.1 million, or $0.58 per common share.

      The primary contributing factors to the $6.1 million, or 8%, increase in operating net income from the year-ago quarter was higher net interest income, the benefit of which was partially offset by higher provision for loan losses. Net interest income increased $16.0 million, or 7%, reflecting the benefit of a higher net interest margin as well as loan and deposit growth. The provision for loan losses increased $12.0 million, or 29%. The increase in the provision for loan losses over the prior year quarter reflected higher net charge-offs and a higher level of loans. Second quarter results compared with the year-ago quarter also benefited, but to a lesser degree, from a $1.7 million, or 1%, increase in non-interest income, and a $2.3 million, or 1%, decline in non-interest expense. Income tax expense increased $1.8 million from the year-ago quarter, reflecting the current quarter's higher level of net income.

      Second quarter 2002 performance measures on an operating basis all improved from the same quarter of last year. This included the return on average equity (ROE) that increased from 12.6% to 14.0%, the return on average total assets (ROA) that increased from 1.20% to 1.31%, an increase in the net interest margin from 4.03% to 4.30%, and an improvement in the efficiency ratio from 56.0% to 53.2%. (See the Results of Operations discussion below for a complete discussion).

BASIS OF DISCUSSION - OPERATING EARNINGS

      Reported results for the past five quarters have been significantly impacted by a number of items, primarily related to the strategic refocusing announced in July 2001 and the subsequent sale of the Florida banking and insurance operations in 2002. Reported 2002 first quarter results also included Florida operations for only half the quarter versus a full quarter for each prior quarter. Therefore, to better understand comparable underlying trends, the following discussion is on an operating basis. Specifically, operating earnings exclude the impact of restructuring and other charges, the gain on the sale of the Florida operations, and excludes the run-rate impact of the sold Florida banking and insurance operations.

      The table on page 19 reconciles reported with operating results for the second quarter and first six months of 2002 and 2001. The table on page 20 entitled Selected Quarterly Income Statement Data, excluding Florida Operations, shows operating results beginning with the first quarter of 2001 through the current quarter. The following tables differ from the table presented in Note 5 to the unaudited consolidated income statements for the six months ended June 30, 2002. The tables below reconcile reported earnings to operating earnings and therefore exclude the impact of Florida banking and insurance operations and both Florida-related and non-Florida related restructuring charges. The table in Note 5 presents Huntington on a pro forma basis without the Florida banking and insurance operations and the Florida-related restructuring charges and therefore includes $23.5 million of non-Florida related restructuring charges.

RESULTS OF OPERATIONS

      For decision-making purposes, management reviews and analyzes financial results on an operating basis, which leads to a better understanding of underlying trends absent the impact of revenue and costs involved in the strategic refocusing plan announced in July 2001 and the run-rate impact of the Florida operations. Current and prior year results contained a number of such items. The Results of Operations discussion that follows is on an operating basis, except as otherwise stated. (See Basis of Discussion - Operating Earnings above for an expanded discussion of operating results and reconciliation to reported results.)

                                                            Gain on Sale
                                                             of Florida
                                                             Operations/
                                                            Restructuring
                                               Reported       and Other         Florida       Operating
(in thousands, except per share amounts)       Earnings         Charges       Operations       Earnings
                                              ----------      ----------      ----------      ----------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:

Net interest income                           $  241,859                                      $  241,859
Provision for loan losses                         53,892                                          53,892
Securities gains                                     966                                             966
Non-interest income                              117,014      $       --      $    2,710         114,304
Non-interest expense                             192,060              --           1,875         190,185
                                              ----------      ----------      ----------      ----------
Pre-tax income                                   113,887              --             835         113,052
Income taxes                                      31,647              --             303          31,344
                                              ----------      ----------      ----------      ----------
   NET INCOME                                 $   82,240      $       --      $      532      $   81,708
                                              ==========      ==========      ==========      ==========
Net income per common share -- diluted        $     0.33      $       --      $     0.00      $     0.33
                                              ==========      ==========      ==========      ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2002:

Net interest income                           $  484,684                      $    9,724      $  474,960
Provision for loan losses                        109,673                           5,186         104,487
Securities gains                                   1,423                              --           1,423
Non-interest income                              417,985      $  175,344          13,343         229,298
Non-interest expense                             455,630          56,184          20,210         379,236
                                              ----------      ----------      ----------      ----------
Pre-tax income                                   338,789         119,160          (2,329)        221,958
Income taxes                                     158,822          98,889            (804)         60,737
                                              ----------      ----------      ----------      ----------
   NET INCOME                                 $  179,967      $   20,271      $   (1,525)     $  161,221
                                              ==========      ==========      ==========      ==========
Net income per common share -- diluted        $     0.72      $     0.08      ($    0.01)     $     0.65
                                              ==========      ==========      ==========      ==========

FOR THE THREE MONTHS ENDED JUNE 30, 2001:

Net interest income                           $  248,033                      $   22,150      $  225,883
Provision for loan losses                        117,495      $   71,718           3,840          41,937
Securities (losses) gains                         (2,503)         (5,250)             --           2,747
Non-interest income                              130,706              --          19,845         110,861
Non-interest expense                             267,293          33,997          40,853         192,443
                                              ----------      ----------      ----------      ----------
Pre-tax (loss) income                             (8,552)       (110,965)         (2,698)        105,111
Income taxes                                     (10,929)        (38,838)         (1,600)         29,509
                                              ----------      ----------      ----------      ----------
   NET INCOME (LOSS)                          $    2,377      $  (72,127)     $   (1,098)     $   75,602
                                              ----------      ----------      ----------      ----------

Net income per common share -- diluted        $     0.01      ($    0.29)     $     0.00      $     0.30
                                              ==========      ==========      ==========      ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2001:

Net interest income                           $  491,157                      $   43,256      $  447,901
Provision for loan losses                        150,959      $   71,718           7,595          71,646
Securities (losses) gains                           (425)         (5,250)             --           4,825
Non-interest income                              246,352              --          38,918         207,434
Non-interest expense                             501,383          33,997          81,126         386,260
                                              ----------      ----------      ----------      ----------
Pre-tax (loss) income                             84,742        (110,965)         (6,547)        202,254
Income taxes                                      14,499         (38,838)         (1,860)         55,197
                                              ----------      ----------      ----------      ----------
   NET INCOME (LOSS)                          $   70,243      $  (72,127)     $   (4,687)     $  147,057
                                              ==========      ==========      ==========      ==========

Net income per common share -- diluted        $     0.28      ($    0.29)     ($    0.01)     $     0.58
                                              ==========      ==========      ==========      ==========

SELECTED QUARTERLY INCOME STATEMENT DATA, EXCLUDING FLORIDA OPERATIONS

                                                              2002                                   2001
                                                      ---------------------     -----------------------------------------------
(in thousands, except per share amounts) (1)           SECOND       First        Fourth       Third        Second       First
                                                      --------     --------     --------     --------     --------     --------
TOTAL INTEREST INCOME                                 $373,787     $369,521     $393,078     $427,754     $447,243     $466,298
TOTAL INTEREST EXPENSE                                 131,928      136,420      157,532      197,292      221,360      244,280
                                                      --------     --------     --------     --------     --------     --------
NET INTEREST INCOME                                    241,859      233,101      235,546      230,462      225,883      222,018
Provision for loan losses                               53,892       50,595       54,281       46,027       41,937       29,709
                                                      --------     --------     --------     --------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            187,967      182,506      181,265      184,435      183,946      192,309
                                                      --------     --------     --------     --------     --------     --------
Service charges on deposit accounts                     35,354       34,282       35,220       33,593       32,650       31,143
Brokerage and insurance income                          14,967       14,587       15,066       13,943       13,185       12,232
Trust services                                          16,247       15,096       14,679       14,816       14,431       13,670
Mortgage banking                                        10,725       19,644       15,049       13,859       17,672        9,238
Bank Owned Life Insurance income                        11,443       11,676        9,560        9,560        9,561        9,560
Other service charges and fees                          10,529        9,118        9,582        9,547        9,383        8,415
Other                                                   15,039       10,591       15,135       14,722       13,979       12,315
                                                      --------     --------     --------     --------     --------     --------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS     114,304      114,994      114,291      110,040      110,861       96,573
Securities gains                                           966          457           89        1,059        2,747        2,078
                                                      --------     --------     --------     --------     --------     --------
TOTAL NON-INTEREST INCOME                              115,270      115,451      114,380      111,099      113,608       98,651
                                                      --------     --------     --------     --------     --------     --------
Personnel costs                                        103,589      104,320      100,076      101,866      103,707       99,296
Outside data processing and other services              16,592       17,097       15,414       14,650       15,100       14,122
Equipment                                               16,608       15,582       18,117       17,580       17,363       17,503
Net occupancy                                           14,642       14,771       15,251       14,481       13,755       15,568
Marketing                                                7,219        7,174        5,305        5,717        6,807        8,832
Professional services                                    6,265        5,242        6,069        5,754        6,481        4,793
Telecommunications                                       5,302        5,282        5,647        5,728        5,964        5,952
Printing and supplies                                    3,671        3,519        3,511        3,693        3,688        4,098
Franchise and other taxes                                2,313        2,326        2,885        2,439        2,229        2,116
Amortization of intangible assets                          203          251        2,555        2,569        2,890        3,031
Other                                                   13,781       13,487       12,599       12,577       14,459       18,506
                                                      --------     --------     --------     --------     --------     --------
TOTAL NON-INTEREST EXPENSE                             190,185      189,051      187,429      187,054      192,443      193,817
                                                      --------     --------     --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                             113,052      108,906      108,216      108,480      105,111       97,143
Income taxes                                            31,344       29,393       28,631       27,587       29,509       25,688
                                                      --------     --------     --------     --------     --------     --------

NET INCOME                                            $ 81,708     $ 79,513     $ 79,585     $ 80,893     $ 75,602     $ 71,455
                                                      ========     ========     ========     ========     ========     ========

NET INCOME PER COMMON SHARE - DILUTED                 $   0.33     $   0.32     $   0.32     $   0.32     $   0.30     $   0.28

RETURN ON
   Average total assets                                   1.31%        1.30%        1.28%        1.30%        1.20%        1.15%
   Average total shareholders' equity                     14.0%        13.6%        13.4%        13.5%        12.6%        12.1%
Net interest margin (2)                                   4.30%        4.21%        4.26%        4.17%        4.03%        3.99%
Efficiency ratio                                          53.2%        54.1%        52.7%        54.0%        56.0%        59.5%
Effective tax rate                                        27.7%        27.0%        26.5%        25.4%        28.1%        26.4%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                   $241,859     $233,101     $235,546     $230,462     $225,883     $222,018
Tax Equivalent Adjustment (2)                            1,071        1,169        1,292        1,442        1,616        2,002
                                                      --------     --------     --------     --------     --------     --------
Net Interest Income                                    242,930      234,270      236,838      231,904      227,499      224,020
Non-Interest Income                                    115,270      115,451      114,380      111,099      113,608       98,651
                                                      --------     --------     --------     --------     --------     --------
TOTAL REVENUE                                         $358,200     $349,721     $351,218     $343,003     $341,107     $322,671
                                                      ========     ========     ========     ========     ========     ========

TOTAL REVENUE EXCLUDING SECURITIES GAINS              $357,234     $349,264     $351,129     $341,944     $338,360     $320,593
                                                      ========     ========     ========     ========     ========     ========

(1) Income component excludes after-tax impact of the $56.8 million gain on sale of Florida operations in 1Q '02 and restructuring and special charges ($36.5 million in 1Q '02; $9.8 million in 4Q '01; $33.0 million in 3Q '01; $72.1 million in 2Q '01).

(2)   Calculated assuming a 35% tax rate.

NET INTEREST INCOME

      Net interest income was $241.9 million in the second quarter of 2002, up 7% from the year-ago quarter reflecting a 27 basis point increase in the net interest margin to 4.30% from 4.03%. The margin increase was due to a substantial reduction in short-term interest rates and the related steepening of the yield curve, as well as the maturity in late 2001 of certain interest rate swaps that had negative spreads. Earning assets were essentially unchanged. (See net interest margin detail and average balance sheets for the recent five quarters on the following page.) Average managed loans, which include $1.2 billion of securitized auto loans, increased 5% after normalizing for residential real estate loan securitizations and the impact of Florida banking operations sold in the first quarter of 2002. However, this positive was largely offset by a planned decline in other earning assets, most notably low-yielding investment securities. A key strategy implemented last year was to improve the earning asset yield by reducing the level of low-margin investment securities. Investment securities averaged $2.8 billion in the second quarter of 2002, down 21% from the year-ago quarter. As a result of this decrease, securities represented 13% of average earning assets in the second quarter of 2002, down from 16% in the year-ago quarter. Average core deposits were up 13% from the year-ago quarter, reflecting a 42% increase in money market and other interest bearing deposits and a 7% increase in other domestic time deposits. Deposit inflow has been influenced, in part, by turbulence in the financial markets, but also by the success of sales and deposit growth programs.

      Compared with the 2002 first quarter, net interest income increased $8.8 million, or 4%, reflecting a 9 basis point increase in the net interest margin to 4.30% and a $237 million, or 1%, increase in average earning assets. The increase in the net interest margin was driven by seasonally higher loan fees and the positive impact of the interest rate environment, including a continuation of an upsloping yield curve, partially offset by a reduced benefit from the lagged repricing of the variable rate home equity loan portfolio. Average managed loans, normalized for residential real estate loan securitizations and the impact of Florida banking operations sold in the 2002 first quarter, grew at a 7% annualized rate during the quarter, but this benefit was partially offset by a decline in other earning assets, primarily mortgages held for sale. Average core deposits increased $657.4 million, or at a 19% annualized rate from the first quarter, reflecting continued strong inflows in interest bearing and other domestic time deposits.

      The average managed loans increase continued to be positively impacted by strong growth in residential mortgages and home equity loans and lines of credit. Average residential mortgages grew $325.1 million, reflecting a decision to retain more of these loans on the balance sheet, with home equity loans and lines of credit up $122.5 million, or at a 17% annualized rate. This reflected continued strong demand for residential mortgages, refinancing activity, and the promotion of adjustable mortgage products. Commercial real estate loans increased $51.8 million, or at a 6% annualized rate, slower than the 15% and 18% annualized rates in the 2002 first quarter and 2001 fourth quarter, respectively. These increases were partially offset by declines in other loan categories reflecting the continued weakness in the economy and certain sectors. This was especially noticeable in the $47.5 million, or 3% annualized decline in commercial loans and $50.6 million, or 3% annualized, decline in managed auto loans and leases.

      For the first six months of 2002, net interest income was $475.0 million, up $27.1 million, or 6%, from the comparable year-ago period. This reflected a 25 basis point increase in the net interest margin to 4.26% from 4.01% as average earning assets for the first six months of 2002 were essentially unchanged from the first six months of last year. Comparisons of average earning assets, loans, investment securities, and deposits for the first six months of 2002 versus the comparable year-ago period reflect the same factors that affected second quarter comparisons.

PROVISION FOR LOAN LOSSES

      The provision for loan losses is the expense necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the loan portfolio. The provision expense in the second quarter of 2002 was $53.9 million, up $12.0 million, or 29%, from the year-ago quarter. This increase reflected loan growth and higher levels of net charge-offs, and continued economic weakness. At June 30, 2002, the allowance for loan losses as a percent of period-end loans was 2.00%, up from 1.76% at the end of the year-ago quarter. (See Credit Risk section for discussion of the ALL, NPAs and Net charge-offs.)

      Compared with the first quarter of this year, the provision for loan losses increased $3.3 million, and exceeded net charge-offs by $9.0 million, providing for loan growth as the allowance for loan losses as a percent of period-end loans was unchanged at 2.00%.

      For the first six months of 2002, the provision for loan losses was $104.5 million, up from $71.6 million from the first six months of 2001, reflecting the same factors that affected second quarter comparisons.

CONSOLIDATED QUARTERLY NET INTEREST MARGIN DETAIL AND AVERAGE BALANCES

(in millions)

                                                    AVERAGE BALANCES                               AVERAGE RATES (3)
                                       -------------------------------------------  ----------------------------------------------
                                             2002               2001                          2002                2001
                                       ----------------  -------------------------  -----------------   --------------------------
Fully Tax Equivalent Basis (1)         SECOND    First   Fourth    Third   Second   SECOND     First    Fourth    Third    Second
                                       -------  -------  -------  -------  -------  -------   -------   ------   -------   -------
ASSETS
Interest bearing deposits in banks     $    29  $    34  $    14  $     5  $     5    2.44%     2.02%     2.09%     3.75%     5.09%
Trading account securities                   6        5        8        8       39    5.37      2.79      3.59      3.83      5.15
Federal funds sold and securities
   purchased under resale agreements        68       62       86       86       93    1.51      1.43      2.18      3.20      4.21
Mortgages held for sale                    174      381      433      344      420    7.07      6.51      6.64      7.18      6.96
Securities:
      Taxable                            2,735    2,713    2,720    2,896    3,368    6.33      6.43      6.62      6.71      6.26
      Tax exempt                            96      102      108      140      201    7.69      7.76      7.81      7.38      7.26
                                       -------  -------  -------  -------  -------  -------   ------    ------    ------   -------
           Total Securities              2,831    2,815    2,828    3,036    3,569    6.37      6.48      6.66      6.75      6.32
                                       -------  -------  -------  -------  -------  -------   ------    ------    ------   -------
LOANS:
     Commercial                          5,614    5,661    5,751    5,946    5,986    5.50      5.37      5.81      6.93      7.41
     Real Estate
          Construction                   1,420    1,405    1,386    1,281    1,190    4.81      4.91      5.49      6.60      7.44
          Commercial                     2,233    2,196    2,081    2,034    1,994    6.36      6.66      6.88      7.58      7.95
     Consumer
           Auto leases - Indirect        3,113    3,166    3,229    3,243    3,222    6.42      6.62      6.58      6.67      6.71
           Auto loans - Indirect         2,597    2,560    2,489    2,445    2,289    7.98      7.98      8.29      8.61      8.86
           Home equity loans & lines
              of credit                  2,911    2,788    2,753    2,709    2,664    5.72      6.09      7.05      7.73      8.47
           Residential mortgage          1,229      904      672      619      696    6.23      6.60      7.10      7.55      7.70
           Other loans                     413      424      446      459      485    7.47      7.64      8.26      8.04      8.14
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
           Total Consumer               10,263    9,842    9,589    9,475    9,356    6.64      6.86      7.27      7.59      7.88
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Total Loans                             19,530   19,104   18,807   18,736   18,526    6.15      6.25      6.65      7.32      7.71
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Allowance for loan losses / fees (2)       400      403      371      315      279    0.55      0.49      0.53      0.56      0.60
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Net loans                               19,130   18,701   18,436   18,421   18,247    6.70      6.74      7.18      7.88      8.31
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Total earning assets                    22,638   22,401   22,176   22,215   22,652    6.64%     6.68%     7.08%     7.69%     7.94%
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Cash and due from banks                    722      774      798      831      830
All other assets                         1,997    2,008    2,010    2,002    1,990
                                       -------  -------  -------  -------  -------
TOTAL ASSETS                           $24,957  $24,780  $24,613  $24,733  $25,193
                                       =======  =======  =======  =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits     $ 2,739  $ 2,738  $ 2,824  $ 2,761  $ 2,667
     Interest bearing demand deposits    4,920    4,362    4,014    3,687    3,456    1.84%     1.79%     1.93%     2.73%     2.87%
     Savings deposits                    2,808    2,830    2,863    2,923    2,977    1.83      1.85      2.08      3.04      3.46
     Other domestic time deposits        4,218    4,097    4,123    4,127    3,942    4.61      4.99      5.18      5.52      5.83
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
          Total core deposits           14,685   14,027   13,824   13,498   13,042    2.29      2.39      2.54      3.09      3.31
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Domestic time deposits of $100,000
  or more                                  852      959    1,008    1,053    1,078    2.82      2.91      4.66      4.70      5.23
Brokered time deposits and
  negotiable CDs                           649      302      109      120      118    2.48      2.48      3.55      4.42      5.57
Foreign time deposits                      296      268      224      250      371    1.38      1.92      1.99      3.40      4.11
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
     Total deposits                     16,482   15,556   15,165   14,921   14,609    2.31      2.41      2.68      3.22      3.49
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
Short-term borrowings                    1,886    1,925    1,745    1,998    2,628    1.97      2.39      2.73      3.75      4.40
Medium-term notes                        1,910    2,645    3,272    3,443    3,476    3.21      3.00      3.45      4.82      5.51
Subordinated notes and other
    long-term debt, including
    preferred capital securities         1,229    1,232    1,183    1,184    1,180    4.05      4.14      4.96      5.19      5.96
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
     Total interest bearing
       liabilities                      18,768   18,620   18,541   18,785   19,226    2.82%     2.96%     3.37%     4.17%     4.62%
                                       -------  -------  -------  -------  -------  ------    ------    ------    ------   -------
All other liabilities                    1,107    1,052      887      812      897
Shareholders' equity                     2,343    2,370    2,361    2,375    2,403
                                       -------  -------  -------  -------  -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $24,957  $24,780  $24,613  $24,733  $25,193
                                       =======  =======  =======  =======  =======
Net interest rate spread                                                              3.82%     3.72%     3.71%     3.52%     3.32%
Impact of non-interest bearing
  funds on margin                                                                     0.48      0.49      0.55      0.65      0.71
                                                                                    ------    ------    ------    ------   -------
NET INTEREST MARGIN                                                                   4.30%     4.21%     4.26%     4.17%     4.03%
                                                                                    ======    ======    ======    ======   =======

(1)   Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Total loans with fees rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

(3)   Loan and deposit average rates include impact of applicable derivatives.

NON-INTEREST INCOME BEFORE SECURITIES GAINS

      Non-interest income before securities gains in the second quarter of 2002 was up $3.4 million, or 3%, from the year-ago quarter despite a $6.9 million, or 39%, decline in mortgage banking income. This reduction in mortgage banking income reflected a 61% decline in deliveries to the secondary market, primarily to retain more residential mortgage loans on the books. Excluding mortgage banking income, second quarter non-interest income before securities gains was up $10.4 million, or 11%, from the second quarter of last year. The following table reflects non-interest income detail for the three and six months ended June 30, 2002 and 2001:

NON-INTEREST INCOME

(in thousands of dollars)                                THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                       2002         2001       % CHANGE
                                                    ----------   ----------   ----------
Service charges on deposit accounts                 $   35,354   $   32,650          8.3%
Trust services                                          16,247       14,431         12.6
Brokerage and insurance income                          14,967       13,185         13.5
Bank Owned Life Insurance income                        11,443        9,561         19.7
Mortgage banking                                        10,725       17,672        (39.3)
Other service charges and fees                          10,529        9,383         12.2
Other                                                   15,039       13,979          7.6
                                                    ----------   ----------   ----------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS     114,304      110,861          3.1
Securities gains                                           966        2,747        (64.8)
                                                    ----------   ----------   ----------
  TOTAL NON-INTEREST INCOME                         $  115,270   $  113,608          1.5%
                                                    ==========   ==========   ==========

                                                          SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                       2002         2001       % CHANGE
                                                    ----------   ----------   ----------
Service charges on deposit accounts                 $   69,636   $   63,793          9.2%
Trust services                                          31,343       28,101         11.5
Brokerage and insurance income                          29,554       25,417         16.3
Bank Owned Life Insurance income                        23,119       19,121         20.9
Mortgage banking                                        30,369       26,910         12.9
Other service charges and fees                          19,647       17,798         10.4
Other                                                   25,630       26,294         (2.5)
                                                    ----------   ----------   ----------
 TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS     229,298      207,434         10.5
Securities gains                                         1,423        4,825        (70.5)
                                                    ----------   ----------   ----------
  TOTAL NON-INTEREST INCOME                         $  230,721   $  212,259          8.7%
                                                    ==========   ==========   ==========

      All remaining non-interest income categories experienced significant growth from the year-ago quarter. This included a $2.7 million or 8% increase in deposit service charges, primarily driven by higher corporate maintenance fees. Brokerage and insurance income was up $1.8 million, or 14%, from the year-ago quarter primarily due to strong retail investment sales, the benefit of which was partially offset by lower investment banking and insurance fees. Trust income was up $1.8 million, or 13%, reflecting the impact of the acquisition of Haberer Registered Investment Advisors, Inc. (Haberer) in the 2002 first quarter. The increase in brokerage and insurance income was due to increased sales of mutual funds and annuities. Income from bank owned life insurance was up $1.9 million, or 20%. Other service charges increased $1.1 million, or 12%, reflecting increased debit card and ATM fees. Other income increased $1.1 million, or 8%, reflecting a combination of higher securitization income and a gain on the sale of a real estate property, which was partially offset by lower sales of customer derivative products.

      Compared with the first quarter of 2002, non-interest income before securities gains was down $0.7 million, reflecting an $8.9 million decline in mortgage banking income. Similar to comparisons to the year-ago quarter, this decline reflected a 64% decrease in deliveries to the secondary market from the first quarter's very strong performance, and to a lesser degree, a decision to retain a higher percentage of loans on the balance sheet. Excluding mortgage banking, non-interest income before securities gains was up $8.2 million, or 9%, from the first quarter reflecting broad-based increases in other fee income categories.

      Trust income in the second quarter of 2002 was up $1.2 million, or 8%, from the first quarter, mostly reflecting the impact from the Haberer acquisition. Corporate trust income increased 26%, largely due to the seasonality of annual renewal fees and institutional sales activities. Partially offsetting these increases was the impact of declining asset values. Deposit service charges were up $1.1 million, or 3%, with the primary driver being higher personal service charges, especially NSF and overdraft fees. Other service charges were up $1.4 million, or 15%, from the first quarter, reflecting increased ATM and debit card fees. Other income was up $4.4 million reflecting higher securitization income and a gain on the sale of a real estate property, partially offset by lower sales of customer derivative products.

      For the first six months of 2002, non-interest income before securities gains was $229.3 million, up 11% from the comparable year-ago period, reflecting the same factors that affected second quarter comparisons.

SECURITIES GAINS

      Securities gains in the second quarter of 2002 were $1.0 million, down from $2.7 million in the year-ago quarter and up $0.5 million from the first quarter of 2002. The gains in the year-ago quarter resulted from investment securities sold reflecting a strategy to reduce low-margin investment securities. For the first half of 2002, securities gains were $1.4 million, down from $4.8 million in the first six months of last year.

NON-INTEREST EXPENSE

      Non-interest expense was $190.2 million in the second quarter of 2002, down $2.3 million, or 1%, from the year-ago quarter. This reflected a $2.7 million decline in intangible amortization expense primarily related to the reduction of non-Florida operations related intangible amortization due to implementing SFAS No. 142, described more fully in Note 3 to the unaudited consolidated financial statements. The following table reflects non-interest expense detail for the three and six months ended June 30, 2002 and 2001:

NON-INTEREST EXPENSE

(in thousands of dollars)                                THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                        2002         2001      % CHANGE
                                                    ----------   ----------   ----------

Personnel costs                                     $  103,589   $  103,707         (0.1)%
Outside data processing and other services              16,592       15,100          9.9
Equipment                                               16,608       17,363         (4.3)
Net occupancy                                           14,642       13,755          6.4
Marketing                                                7,219        6,807          6.1
Telecommunications                                       5,302        5,964        (11.1)
Professional services                                    6,265        6,481         (3.3)
Printing and supplies                                    3,671        3,688         (0.5)
Franchise and other taxes                                2,313        2,229          3.8
Amortization of intangible assets                          203        2,890        (93.0)
Other                                                   13,781       14,459         (4.7)
                                                    ----------   ----------   ----------
  TOTAL NON-INTEREST EXPENSE                        $  190,185   $  192,443         (1.2)%
                                                    ==========   ==========   ==========

                                                          SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                        2002         2001      % CHANGE
                                                    ----------   ----------   ----------
Personnel costs                                     $  207,909   $  203,003          2.4%
Outside data processing and other services              33,689       29,222         15.3
Equipment                                               32,190       34,866         (7.7)
Net occupancy                                           29,413       29,323          0.3
Marketing                                               14,393       15,639         (8.0)
Telecommunications                                      10,584       11,916        (11.2)
Professional services                                   11,507       11,274          2.1
Printing and supplies                                    7,190        7,786         (7.7)
Franchise and other taxes                                4,639        4,345          6.8
Amortization of intangible assets                          454        5,921        (92.3)
Other                                                   27,268       32,965        (17.3)
                                                    ----------   ----------   ----------
  TOTAL NON-INTEREST EXPENSE                        $  379,236   $  386,260         (1.8)%
                                                    ==========   ==========   ==========

      Personnel costs were essentially flat for the recent quarter when compared with the year-ago quarter, reflecting the benefit of a 5% decline in period-end full-time equivalent staff due to planned staff reductions. These were partially offset by higher sales commission expense. The following table reflects the number of full-time equivalent staff at the end of each period shown. Approximately 1,200 full-time equivalent staff were associated with the Florida banking operations sold in the 2002 first quarter. The 168 full-time equivalent decrease in staff from March 31, 2002 to June 20,

2002, reflected planned staff reductions, primarily Florida-related operations support staff located outside the state of Florida and not part of the sold banking operations.

                                                        2002                        2001
                                                 -------------------   ------------------------------
                                                  Second     First      Fourth     Third      Second
                                                 --------   --------   --------   --------   --------
Number of employees (full-time equivalent)
   Huntington, excluding Florida operations         8,174      8,342      8,521      8,487      8,566
   Florida operations                                  --         --      1,222      1,232      1,215
                                                 --------   --------   --------   --------   --------
      Total Huntington                              8,174      8,342      9,743      9,719      9,781
                                                 ========   ========   ========   ========   ========

      Outside data processing and other services expense increased $1.5 million, or 10% from the prior year quarter, reflecting higher processing expenses related to Huntington's loan and deposit products. On a combined basis, occupancy and equipment costs were up slightly from the year-ago quarter reflecting higher depreciation associated with technology investments including a new Internet-banking platform launched in the first quarter of this year, costs associated with the implementation of a new Customer Service System to assist personal bankers in branches in providing quicker and more comprehensive customer service, as well as enhanced product sales capabilities, and mainframe infrastructure upgrades, which was partially offset by lower depreciation and building maintenance costs primarily related to planned branch consolidations.

      Compared with the first quarter of 2002, non-interest expense was up $1.1 million, or 1%, driven by a $0.9 million increase in occupancy and equipment costs and a $1.0 million increase in professional services. These increases were partially offset by a $0.7 million decrease in personnel costs, reflecting, in part, a 2% decline in full-time equivalent staff from March 31 to June 30 due to planned staff reductions, and a $0.5 million decline in outside services.

      For the first half of 2002, non-interest expense was $379.2 million, down from $386.3 million, or 2%, reflecting these same factors.

      The combination of lower expenses as well as higher revenues positively affected the efficiency ratio, which expresses expenses (excluding amortization of intangible assets) as a percentage of revenues (before gains on securities transactions) on a tax-equivalent basis. The efficiency ratio improved to 53.2% in the second quarter of 2002 from 56.0% in the year-ago quarter and 54.1% in the first quarter of 2002.

INCOME TAXES

      The provision for income taxes in the second quarter of 2002 was $31.3 million and represented an effective tax rate on income before taxes of 27.7%. This compares to a provision for income taxes in the year-ago quarter of $29.5 million, or 28.1% of income before taxes, and $29.4 million, or 27.0% in the 2002 first quarter.

CREDIT RISK

      Credit risk exposure is managed through the use of consistent underwriting standards, policies that limit exposure to higher risk credits (e.g. highly leveraged transactions or nationally syndicated credits), and a strategy of diversification of exposure by industry sector, geographic region, or other concentrations. Management has focused its commercial lending to customers with multiple relationships with the Bank. As a result, outstanding shared national credits declined to $1.0 billion at June 30, 2002 from $1.5 billion one year ago. The credit administration function employs extensive credit risk management techniques, including forecasting, to ensure loans adhere to corporate policy and problem loans are promptly identified. The loss forecasting process is performed on a monthly basis to ensure that all changes in the portfolio's composition and performance are incorporated. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis.

LOAN COMPOSITION

      The following table shows the period-end reported loan portfolio by loan type and business segment, with the latter including a separate line indicating loans sold with the Florida banking operations in the first quarter of 2002:

(in millions of dollars)                 June 30, 2002          December 31, 2001            June 30, 2001
                                    ----------------------    ----------------------    ----------------------
BY TYPE                              Balance         %         Balance         %         Balance         %
                                    ---------    ---------    ---------    ---------    ---------    ---------
Commercial                          $   5,591         28.5    $   6,439         29.8    $   6,754         32.0
Commercial real estate                  3,699         18.8        3,976         18.4        3,640         17.2
                                    ---------    ---------    ---------    ---------    ---------    ---------
     Total Commercial and
        Commercial Real Estate          9,290         47.3       10,415         48.2       10,394         49.2
                                    ---------    ---------    ---------    ---------    ---------    ---------
Consumer
     Auto leases - Indirect             3,120         15.9        3,208         14.8        3,195         15.1
     Auto loans - Indirect              2,631         13.4        2,883         13.3        2,675         12.7
     Home equity                        2,991         15.2        3,582         16.6        3,406         16.1
     Residential mortgage               1,211          6.2          971          4.5          844          4.0
     Other loans                          409          2.0          543          2.6          614          2.9
                                    ---------    ---------    ---------    ---------    ---------    ---------
     Total Consumer                    10,362         52.7       11,187         51.8       10,734         50.8
                                    ---------    ---------    ---------    ---------    ---------    ---------
 TOTAL LOANS                        $  19,652        100.0    $  21,602        100.0    $  21,128        100.0
                                    =========    =========    =========    =========    =========    =========

BY BUSINESS SEGMENT

 Regional Banking
    Central Ohio / West Virginia    $   4,588         23.3    $   4,264         19.7    $   4,241         20.1
    Northern Ohio                       2,723         13.9        2,694         12.5        2,761         13.1
    Southern Ohio / Kentucky            1,433          7.3        1,327          6.1        1,286          6.1
    West Michigan                       1,835          9.3        1,837          8.5        1,845          8.7
    East Michigan                       1,051          5.3          937          4.3          820          3.9
    Indiana                               683          3.5          696          3.2          664          3.1
                                    ---------    ---------    ---------    ---------    ---------    ---------
       Total Regional Banking          12,313         62.6       11,755         54.3       11,617         55.0
                                    ---------    ---------    ---------    ---------    ---------    ---------
 Dealer Sales                           6,377         32.5        6,239         29.0        6,207         29.4
 Private Financial Group                  862          4.4          763          3.5          639          3.0
 Treasury / Other                         100          0.5          122          0.6           86          0.4
                                    ---------    ---------    ---------    ---------    ---------    ---------
 TOTAL LOANS EXCLUDING FLORIDA         19,652        100.0       18,879         87.4       18,549         87.8
                                    ---------    ---------    ---------    ---------    ---------    ---------
 Florida                                   --           --        2,723         12.6        2,579         12.2
                                    ---------    ---------    ---------    ---------    ---------    ---------
 TOTAL LOANS                        $  19,652        100.0    $  21,602        100.0    $  21,128        100.0
                                    =========    =========    =========    =========    =========    =========

NON-PERFORMING ASSETS

      Non-performing assets (NPAs) consist of loans that are no longer accruing interest, loans that have been renegotiated based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and real estate loans stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days.

      The following table summarizes NPAs at the end of each of the recent five quarters in addition to past due information:

                                                          2002                                 2001
                                                ------------------------      ---------------------------------------
(in thousands)                                   Second          First         Fourth          Third         Second
                                                ---------      ---------      ---------      ---------      ---------
Non-accrual loans:
   Commercial                                   $ 156,252      $ 162,959      $ 155,720      $ 143,132      $ 111,363
   Commercial real estate                          45,795         43,295         45,180         37,772         23,418
   Residential mortgage                             8,776         11,896         11,086         10,923         10,916
                                                ---------      ---------      ---------      ---------      ---------
Total Nonaccrual Loans                            210,823        218,150        211,986        191,827        145,697
Renegotiated loans                                  1,268          1,268          1,276          1,286          1,290
                                                ---------      ---------      ---------      ---------      ---------
TOTAL NON-PERFORMING LOANS                        212,091        219,418        213,262        193,113        146,987
Other real estate, net                             11,146          6,112          6,384          8,050          9,913
                                                ---------      ---------      ---------      ---------      ---------
TOTAL NON-PERFORMING ASSETS                     $ 223,237      $ 225,530      $ 219,646      $ 201,163      $ 156,900
                                                =========      =========      =========      =========      =========
Non-performing loans as a% of
   total loans                                       1.08%          1.13%          1.13%          1.02%          0.79%
Non-performing assets as a% of
   total loans and other real estate                 1.14%          1.17%          1.16%          1.06%          0.85%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE         $  58,449      $  61,746      $  76,295      $  79,339      $  54,228
                                                =========      =========      =========      =========      =========

      Total NPAs were $223.2 million at June 30, 2002, up from $156.9 million at the end of the year-ago quarter, but down slightly from $225.5 million at the end of the first quarter of 2002. The adverse impact was primarily from the uncertain economic environment in the Midwest, particularly in the manufacturing and service sectors, primarily resulted in the NPA increase from the year-ago period. NPAs as a percent of total loans and other real estate were 1.14% at June 30, 2002, up from 0.85% a year go, but down slightly from 1.17% at March 31, 2002.

      Loans past due ninety days at the end of the second quarter of 2002 were $58.4 million and represented 0.30% of total loans. This was up slightly from $54.2 million, or 0.29% at June 30, 2001, but down slightly from $61.7 million, or 0.32% of total loans at March 31, 2002.

NET CHARGE-OFFS

      In the second quarter of 2001, as part of the strategic restructuring plan, a decision was make to exit the sub-prime automobile lending, as well as truck and equipment lending businesses. At that time, special credit loss reserves were established to cover the inherent losses in those portfolios and to which related loan losses have been charged.

      Excluding charge-offs related to these exited businesses, net charge-offs in the second quarter of 2002 were $42.5 million and represented an annualized 0.88% of average loans. This was up from $34.3 million, or 0.74%, in the year-ago quarter, but down from $45.5 million, or 1.07%, in the first quarter of 2002.

      The $8.2 million increase in net charge-offs from the year-ago quarter reflected a $12.3 million increase in commercial and commercial real estate net charge-offs, partially offset by a $4.1 million decline in consumer net charge-offs. The increase in commercial net charge-offs primarily reflected the impact of the weakened economy while the decline in consumer net charge-offs primarily reflected lower auto lease and loan losses as a result of a management decision over the last two years to strengthen the underwriting criteria and credit score mix of new auto loan and lease originations.

      The following table reflects net charge-offs and annualized charge-offs as a percent of average loans by type of loan:

                                                          2002                                 2001
                                                ------------------------      ---------------------------------------
(in thousands)                                   Second          First         Fourth          Third         Second
                                                ---------      ---------      ---------      ---------      ---------
NET CHARGE-OFFS BY LOAN TYPE

Commercial                                      $  21,468      $  16,092      $  19,475      $   8,755      $   9,507
Commercial real estate                              2,037          3,723            867              3          1,704
                                                ---------      ---------      ---------      ---------      ---------
   Total commercial and
      commercial real estate                       23,505         19,815         20,342          8,758         11,211
                                                ---------      ---------      ---------      ---------      ---------

Consumer
   Auto leases                                      8,401         12,809         12,634         10,395         11,016
   Auto loans                                       5,733          8,888          8,474          5,351          8,515
   Home equity loans & lines of credit              3,096          2,814          3,313          3,772          2,311
   Residential mortgage                               555            104            370             93            241
   Other loans                                      1,225          1,098          1,388            527          1,036
                                                ---------      ---------      ---------      ---------      ---------
      Total consumer                               19,010         25,713         26,179         20,138         23,119
                                                ---------      ---------      ---------      ---------      ---------
Total net charge-offs, excluding exited
   businesses                                      42,515         45,528         46,521         28,896         34,330
Net charge-offs related to exited businesses        2,385          3,748          3,628          7,186         27,382
                                                ---------      ---------      ---------      ---------      ---------
TOTAL NET CHARGE-OFFS                           $  44,900      $  49,276      $  50,149      $  36,082      $  61,712
                                                =========      =========      =========      =========      =========

NET CHARGE-OFFS AS A% OF AVERAGE LOANS

Commercial                                           1.53%          1.15%          1.34%          0.58%          0.64%
Commercial real estate                               0.22%          0.42%          0.10%          0.00%          0.21%
                                                ---------      ---------      ---------      ---------      ---------
   Total commercial and
      commercial real estate                         1.02%          0.87%          0.88%          0.38%          0.49%
                                                ---------      ---------      ---------      ---------      ---------

Consumer
   Auto leases                                       1.08%          1.64%          1.55%          1.27%          1.37%
   Auto loans                                        0.92%          1.47%          1.43%          0.87%          1.49%
   Home equity loans & lines of credit               0.43%          0.41%          0.48%          0.55%          0.35%
   Residential mortgage                              0.18%          0.05%          0.22%          0.06%          0.14%
   Other loans                                       1.22%          1.09%          1.29%          0.46%          0.86%
                                                ---------      ---------      ---------      ---------      ---------
      Total consumer                                 0.75%          1.07%          1.10%          0.84%          0.99%
                                                ---------      ---------      ---------      ---------      ---------
TOTAL NET CHARGE-OFFS                                0.88%          0.97%          0.99%          0.61%          0.74%
                                                =========      =========      =========      =========      =========

Total Net Charge-offs - Including Exited
   Businesses                                        0.92%          1.05%          1.06%          0.76%          1.33%
                                                =========      =========      =========      =========      =========

      Management believes consumer net charge-offs could generally improve slightly from second quarter performance through the end of 2002 reflecting the decline in consumer delinquencies in recent months and the continued positive impact from higher quality auto loan and lease originations over the last several quarters. However, given the recent decline in charge-offs and the normal seasonal patterns, we expect that charge-offs may increase in the short run. The outlook for commercial net charge-offs is for gradual improvement. This expected improvement could be mitigated in the short run should opportunities exist to accelerate the resolution and/or exiting of certain troubled credits.

ALLOWANCE FOR LOAN LOSSES

      The ALL was $393.0 million at June 30, 2002, up from $326.5 million at the end of the second quarter of 2001, and $386.1 million at March 31, 2002. The ALL represented 2.00% of total loans at June 30, 2002, up from 1.76% at the end of the second quarter last year, but unchanged from March 31, 2002. The period-end ALL was 185% of NPAs at June 30, 2002, down from 222% a year ago, but up from 176% at March 31, 2002.

      The following table reflects the activity in the ALL for the recent five quarters, excluding the Florida operations, and the ALL of $22.3 million related to $2.8 billion of loans sold in conjunction with the sale of Florida during the first quarter of 2002.

                                                          2002                                 2001
                                                ------------------------      ---------------------------------------
(in thousands)                                   Second          First         Fourth          Third         Second
                                                ---------      ---------      ---------      ---------      ---------
ALLOWANCE FOR LOAN LOSSES,
   BEGINNING OF PERIOD                          $ 386,053      $ 386,956      $ 334,827      $ 326,495      $ 276,116
Loan losses                                       (57,482)       (60,191)       (60,110)       (45,063)       (71,104)
Recoveries                                         12,582         10,915          9,961          8,981          9,392
                                                ---------      ---------      ---------      ---------      ---------
   Net loan losses                                (44,900)       (49,276)       (50,149)       (36,082)       (61,712)
                                                ---------      ---------      ---------      ---------      ---------

Provision for loan losses                          53,892         50,595        104,281         46,027        113,655
Allowance of securitized loans                     (2,034)        (2,222)        (2,003)        (1,613)        (1,564)
                                                ---------      ---------      ---------      ---------      ---------
ALLOWANCE FOR LOAN LOSSES,
   END OF PERIOD                                $ 393,011      $ 386,053      $ 386,956      $ 334,827      $ 326,495
                                                =========      =========      =========      =========      =========

Allowance for loan losses as a% of
   total loans                                       2.00%          2.00%          2.05%          1.77%          1.76%
Allowance for loan losses as a% of
   non-performing loans                               185%           176%           181%           173%           222%
Allowance for loan losses and OREO
   as a% of non-performing assets                     176%           171%           176%           166%           207%

      The provision for loan losses for the second quarter of 2001 included additional charges of $71.7 million to recognize the estimated embedded losses resulting from Huntington's decision to exit sub-prime automobile lending and truck and equipment lending, to charge-off delinquent consumer and small business loans more than 120 days past due, to increase reserves for consumer bankruptcies, and to increase commercial loan reserves. The provision for loan losses for the fourth quarter of 2001 included $50.0 million of charges to increase the loan loss reserve in light of the higher charge-offs and non-performing assets experienced in the second half of 2001.

      The ALL is allocated to each loan category based on expected losses. Expected losses are a function of the likelihood of default and the loss in the event of default. A continuous assessment of credit quality is based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and industrial and commercial real estate credits, expected loss factors are assigned by credit grade at the individual loan level and are updated monthly. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

      Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The dollar exposure could significantly vary from estimated amounts due to losses from large dollar single client exposures, industry, product, or geographic concentrations, or changes in general economic conditions. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, the level of non-performing loans, and general economic conditions and volatility. Total unallocated reserves were 13% at June 30, 2002, versus 11% one year ago.

INTEREST RATE RISK MANAGEMENT

      Huntington seeks to achieve consistent growth in net interest income and net income while managing volatility arising from shifts in interest rates. The Board of Directors and Asset and Liability Management Committee (ALCO) oversee financial risk management by establishing broad policies and specific operating limits that govern a variety of financial risks inherent in Huntington's operations, including liquidity, counterparty, settlement, and market risks. Market risk is the potential for declines in the fair value of financial instruments due to changes in interest rates and equity prices. Interest rate risk is Huntington's primary market risk and results from the timing differences in the repricing of assets and liabilities, changes in relationships in asset and liability repricing and the potential exercise of explicit or embedded options.

      Interest rate risk management is a dynamic process, encompassing new business flows onto the balance sheet, prepayments/maturities of existing assets and liabilities, wholesale investments and funding, and the changing market and business environment. To accomplish its overall balance sheet objectives, Huntington regularly accesses a variety of global markets--money, bond, swaps, futures, and options. ALCO regularly monitors position concentrations and the interest rate sensitivity to ensure compliance with approved risk tolerances.

      Measurement and monitoring of interest rate risk is an ongoing process. Two key elements used in this process are an income simulation model and a net present value model. The income simulation model is designed to capture interest rate risk over the short term i.e., changes in net interest income over the next 12 months resulting in changes in interest rates. The net present value model, or Economic Value of Equity (EVE), is designed to capture the impact of changes in interest rates over the entire life of the assets and liabilities thus, the EVE model captures the impact of changing weights on assets and liabilities beyond the one-year timeframe of the income simulation model. EVE risk is measured using a static balance sheet under interest rate shock scenarios. Assumptions used in these models are inherently uncertain, but management believes that these models provide a reasonably accurate estimate of Huntington's interest rate risk exposure.

      The income simulation model captures all major assets, liabilities, and off-balance sheet financial instruments, accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on mortgages and consumer installment loans, cash flows of loans and deposits, principal amortization on revolving credit instruments, and balance sheet growth assumptions. The model also captures options embedded in balance sheet assets and liabilities, e.g. interest rate caps/floors or call options, and changes in rate relationships, as various rate indices lead or lag changes in market rates.

      The income simulation model calculates the change in net interest income for the next twelve months resulting from a gradual (+50 basis points per quarter), parallel shift in interest rates. The change is measured from the net interest income level that results from using the current yield curve. It is estimated that net interest income would decline by 1.3% if rates were to increase +200 basis points over the next year in a parallel shift from the current yield curve.

      EVE is defined as the discounted present value of asset cash flows and derivative cash flows, minus the discounted value of liability cash flows. It captures risk over the duration of the assets and liabilities. The timing and variability of balance sheet cash flows are critical assumptions, along with assumptions regarding the speed of loan and investment security prepayments and the assumed behavior of non-maturity deposits. As of June 30, 2002, an immediate increase of 100 and 200 basis points was estimated to reduce the EVE by 1.2% and 3.0%, respectively.

LIQUIDITY

      Effectively managing liquidity involves meeting the cash flow requirements of depositors and borrowers, as well as satisfying the operating cash needs of the organization to fund corporate expansion and other activities. A large portion of liquidity planning and management involves the level of core deposits, which are comprised of non-interest bearing and interest bearing demand deposits, savings accounts, and other domestic time deposits including certificates of deposit under $100,000 and IRAs. Core deposits comprise 77% of Huntington's funding needs. ALCO regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. Management believes sufficient liquidity was available at the end of the recent quarter to meet estimated funding needs.

      Funding sources other than core deposits include the sale or borrowings against the investment securities portfolio, the securitization and sale of loans, the ability to acquire national market non-core deposits, and the issuance of notes and common and preferred securities in the capital markets.

      The following table shows the composition of deposits by type of deposit and by business segment, with the latter including a separate line indicating deposits sold with the Florida banking operations in the first quarter of 2002:

(in millions of dollars)                 June 30, 2002          December 31, 2001           June 30, 2001
                                    ----------------------    ----------------------    ----------------------
BY TYPE                              Balance         %         Balance         %         Balance         %
                                    ---------    ---------    ---------    ---------    ---------    ---------
Demand deposits
     Non-interest bearing           $   2,770         16.4    $   3,635         18.0    $   3,258         17.2
     Interest bearing                   5,105         30.3        5,723         28.4        4,878         25.7
Savings deposits                        2,839         16.8        3,466         17.2        3,641         19.2
Other domestic time deposits            4,239         25.1        5,868         29.1        5,543         29.2
                                    ---------    ---------    ---------    ---------    ---------    ---------
     Total Core Deposits               14,953         88.6       18,692         92.7       17,320         91.3
                                    ---------    ---------    ---------    ---------    ---------    ---------
Domestic time deposits of
   $100,000 or more                       765          4.5        1,131          5.6        1,167          6.1
Brokered time deposits and
   negotiable CDs                         849          5.1          138          0.7          100          0.5
Foreign time deposits                     294          1.8          226          1.0          410          2.1
                                    ---------    ---------    ---------    ---------    ---------    ---------
     TOTAL DEPOSITS                 $  16,861        100.0    $  20,187        100.0    $  18,997        100.0
                                    =========    =========    =========    =========    =========    =========

BY BUSINESS SEGMENT

Regional Banking
   Central Ohio / West Virginia     $   5,302         31.4    $   5,217         25.8    $   4,703         24.8
   Northern Ohio                        3,378         20.0        3,256         16.1        3,034         16.0
   Southern Ohio / Kentucky             1,345          8.0        1,291          6.4        1,206          6.3
   West Michigan                        2,546         15.1        2,227         11.0        2,208         11.6
   East Michigan                        1,945         11.5        1,895          9.4        1,741          9.2
   Indiana                                610          3.6          578          2.9          543          2.9
                                    ---------    ---------    ---------    ---------    ---------    ---------
      Total Regional Banking           15,126         89.6       14,464         71.6       13,435         70.8
                                    ---------    ---------    ---------    ---------    ---------    ---------
Dealer Sales                               50          0.3           82          0.4           88          0.4
Private Financial Group                   811          4.8          717          3.6          595          3.1
Treasury / Other                          874          5.3          256          1.3          420          2.2
                                    ---------    ---------    ---------    ---------    ---------    ---------
TOTAL DEPOSITS EXCLUDING FLORIDA       16,861        100.0       15,519         76.9       14,538         76.5
                                    ---------    ---------    ---------    ---------    ---------    ---------
Florida                                    --           --        4,668         23.1        4,459         23.5
                                    ---------    ---------    ---------    ---------    ---------    ---------
TOTAL DEPOSITS                      $  16,861        100.0    $  20,187        100.0    $  18,997        100.0
                                    =========    =========    =========    =========    =========    =========

      The sale of the Florida operations required additional wholesale borrowings of $1.2 billion, after receipt of the premium on deposits sold. To help mitigate this funding, management activity grew core deposits over the last twelve months to reduce its dependence on non-core funding. To further enhance liquidity, Huntington initiated a $6 billion domestic bank note program in April of 2002 to replace an older facility of the same size and expects to draw on this note program in 2002.

CAPITAL

      Capital is managed at each legal subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders.

      Shareholders' equity declined $82.1 million during the second quarter of 2002 from the end of the previous quarter and $64.6 million from December 31, 2001, but remained relatively flat compared to shareholders' equity at June 30, 2001. Comprehensive income for 2002 was more than offset by dividends of $79.0 million and repurchases of common shares of $175.2 million. Activity related to shareholders' equity can be found on page 5 of this report. Average shareholders' equity in the second quarter of 2002 declined a modest 1% from the first quarter of 2002 and 2% from the second quarter of 2001.

      Cash dividends that were declared in the second and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes) were as follows:

                                           2002                                 2001
                                 ------------------------      ---------------------------------------
                                  Second          First         Fourth          Third         Second
                                 ---------      ---------      ---------      ---------      ---------
High                             $  21.770      $  20.310      $  17.490      $  19.280      $  17.000
Low                                 18.590         16.660         14.510         15.150         13.875
Close                               19.420         19.700         17.190         17.310         16.375
Average Closing Price               20.089         18.332         16.269         17.696         14.936
Cash dividends declared          $    0.16      $    0.16      $    0.16      $    0.16      $    0.20

      The ratio of average equity to average assets in the second quarter of 2002 was 9.39% versus 9.54% a year ago. On a year to date basis, the ratio of average equity to average assets was 9.47% and 9.52% for the first half of 2002 and 2001, respectively.

      Tangible period-end equity to period-end assets, which excludes the unrealized losses on securities available for sale and intangible assets, was 8.41% at the end of June 2002, up significantly from 5.97% a year earlier, but down from 9.03% at the end of March 2002. The change in the tangible equity to asset ratio from the year-ago periods reflected the capital generated from the sale of the Florida operations and the subsequent share repurchase program in the first and second quarters of 2002. Continuation of the share repurchase program in the second half of 2002 at current repurchase levels will reduce the ratio to 7.50% to 7.75% by year-end 2002. Management has previously indicated its intent to maintain a minimum tangible equity to asset ratio of 6.50%

      Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, the leverage ratio, and the risk-adjusted assets for the recent five quarters were as follows:

                                           2002                                 2001
                                 ------------------------      ---------------------------------------
(in millions)                     Second          First         Fourth          Third         Second
                                 ---------      ---------      ---------      ---------      ---------
Total Risk-Adjusted Assets       $  25,309      $  24,954      $  27,896      $  27,757      $  27,375

Tier 1 Risk-Based Capital Ratio       9.72%         10.26%          7.24%          6.97%          7.01%
Total Risk-Based Capital Ratio       12.75%         13.40%         10.29%         10.13%         10.20%
Tier 1 Leverage Ratio                 9.94%          9.72%          7.41%          7.10%          6.96%

      As Huntington is supervised and regulated by the Federal Reserve, The Huntington National Bank, Huntington's bank subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

      In February 2002, the Board of Directors authorized a new share repurchase program for up to 22 million shares and cancelled an earlier authorization. Repurchased shares will be reserved for reissue in connection with dividend reinvestment and employee benefit plans as well as for acquisitions and other corporate purposes. Through the end of June 2002, approximately 8.8 million shares of common stock had been repurchased through open market and privately negotiated transactions.

LINES OF BUSINESS

      Below is a brief description of each line of business and a discussion of the business segment results. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense. Financial information and a full description of each line of business can also be found in Note 8 to the unaudited consolidated financial statements along with a reconciliation of reported earnings to operating earnings.

      Management reviews financial results on an operating basis, which excludes the after-tax gain from the sale of the Florida operations, historical results for Florida, and restructuring and special charges. The following tables within each segment show performance on this basis for the three and six month periods ending June 30, 2002 and 2001.

REGIONAL BANKING

      Regional Banking provides products and services to retail, business banking, and corporate customers.

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              --------------------------      --------------------------
(in thousands of dollars)                        2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Net Interest Income (FTE)                     $  146,960      $  163,752      $  292,178      $  329,770
Provision for Loan Losses                         41,278          20,799          65,710          35,307
Non-Interest Income                               78,871          84,356         162,457         152,947
Non-Interest Expense                             150,294         157,815         298,801         309,739
                                              ----------      ----------      ----------      ----------
     Income before Taxes                          34,259          69,494          90,124         137,671
Income Taxes                                      11,991          24,323          31,544          48,185
                                              ----------      ----------      ----------      ----------
Operating income                              $   22,268      $   45,171      $   58,580      $   89,486
                                              ==========      ==========      ==========      ==========

      Regional Banking operating income in the second quarter of 2002 was $22.3 million, down $22.9 million, or 51%, from the year-ago quarter. This decline reflected higher provisions for loan losses as well as lower revenue (lower net interest income and non-interest income), which was offset partially by reduced expenses.

      Net interest income was down $16.8 million, or 10%, reflecting a decline in the internal funds credit for its deposits. Regional Banking is a net funds provider to other business segments since its deposits exceed loans. As a result, Regional Banking net interest income receives an internal funds transfer pricing credit for these excess deposits. Conversely, those business segments using these excess funds receive an internal funds transfer pricing charge. When interest rates fall, as they have over the past year, net interest income in Regional Banking is typically lower due to reduced credits attributed to deposits.

      Residential mortgage loans and home equity loans and lines each increased 17% from the year-ago quarter with commercial real estate and construction loans up 9% and 20%, respectively. Commercial loans, reflecting the weakened economy as well as a specific effort to decrease exposure to large shared national credits, declined 6% from the second quarter of 2001.

      The provision for loan losses increased $20.5 million, almost double the provision in the year-ago second quarter. This reflected the impact of higher net charge-offs, as well as an increased provision for loan growth. Net charge-offs in the second quarter of 2002 were $27.2 million, or an annualized 0.89% of average loans. This compared to $18.4 million, or 0.64% of loans in the year-ago quarter. The increase in net charge-offs primarily reflected higher commercial net charge-offs. (See page 27 for discussion of net charge-offs).

      Non-interest income was down $5.5 million, or 7% from the second quarter of last year, due to a decline in mortgage banking income. Mortgage banking income declined 41% from the year-ago period due to a significant decline in deliveries of loans to the secondary market and, to a lesser degree, a decision to retain in the portfolio a higher percentage of originated residential mortgage loans. Excluding the decline in mortgage banking income, non-interest income in the second quarter of 2002 was up 2%.

      Non-interest expense declined $7.5 million, or 5%. This reflected a 27% decrease in equipment expense and a 4% decrease in occupancy expense, due to lower depreciation and maintenance costs, as well as a 43% decline in telecommunications expense. Partially offsetting these declines, were higher professional expenses due to an increase in collection costs and higher outside processing costs. Personnel costs were up only 1%.

      Regional Banking contributed 63% of total revenues in the second quarter of 2002 and represented 63% of total loans and 90% of total deposits at June 30, 2002.

DEALER SALES

      Dealer Sales product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing.

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
(in thousands of dollars)                        2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Net Interest Income (FTE)                     $   55,502      $   55,122      $  106,702      $  106,455
Provision for Loan Losses                         12,313          21,009          38,476          36,210
Non-Interest Income                                5,886           3,864           8,526          15,137
Non-Interest Expense                              18,328          18,728          36,550          32,388
                                              ----------      ----------      ----------      ----------
     Income before Taxes                          30,747          19,249          40,202          52,994
Income Taxes                                      10,761           6,737          14,071          18,548
                                              ----------      ----------      ----------      ----------
Operating income                              $   19,986      $   12,512      $   26,131      $   34,446
                                              ==========      ==========      ==========      ==========

      Dealer Sales operating earnings were $20.0 million in the second quarter of 2002, up $7.5 million, or 60%, from the year-ago quarter. This increase was primarily driven by improved credit quality (which resulted in a decline in the provision for loan losses) and to a lesser degree by higher revenue and lower non-interest expense.

      Net interest income in the second quarter of 2002 was $55.5 million, up slightly from the year-ago quarter. Both the net interest margin and average loans were up modestly when compared with the same period last year. The provision for loan losses was $12.3 million in the second quarter of 2002, down $8.7 million, or 41%, from the prior-year quarter reflecting the significant reduction in auto-related net charge-offs. Auto loan and lease net charge-offs in the second quarter of 2002 totaled $14.2 million, or 0.92% of average loans, down from $15.8 million, or 1.03% of average loans, in the year-ago quarter. This improvement reflected stronger underwriting practices for auto loan and lease originations commencing in late 2000. Non-interest income was $5.9 million, up $2.0 million, or 52%, from the second quarter of 2001, which was driven by higher securitization income. Non-interest expense remained relatively flat for the comparable periods.

      Dealer sales contributed 17% of total revenues in the second quarter of 2002 and represented 33% of total loans at the end of the recent quarter.

PRIVATE FINANCIAL GROUP

      PFG provides an array of products and services designed to meet the needs of Huntington's higher wealth customers.

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
(in thousands of dollars)                        2002            2001            2002            2001
                                              ----------      ----------      ----------      ----------
Net Interest Income (FTE)                     $    8,825      $    9,008      $   16,757      $   18,129
Provision for Loan Losses                            301             129             301             129
Non-Interest Income                               20,892          11,245          39,836          27,507
Non-Interest Expense                              17,353          15,445          31,045          37,193
                                              ----------      ----------      ----------      ----------
     Income before Taxes                          12,063           4,679          25,247           8,314
Income Taxes                                       4,211           1,638           8,825           2,910
                                              ----------      ----------      ----------      ----------
Operating income                              $    7,852      $    3,041      $   16,422      $    5,404
                                              ==========      ==========      ==========      ==========

      Private Financial Group (PFG) operating earnings in the second quarter of 2002 were $7.9 million, up 158% from the year-ago quarter, primarily due to substantially higher non-interest income. Non-interest income was $20.9 million, up 86% from the year-ago quarter. This increase of $9.6 million resulted from higher deposit account service charges, increased trust income due to the acquisition of Haberer early in the second quarter 2002, and higher revenue from sales of Huntington's proprietary mutual funds and annuities. Non-interest expense increased $1.9 million, or 12%, from the year-ago quarter reflecting increased sales commissions and other employee expenses associated with the rise in non-interest income.

      PFG contributed 8% of total revenues in the second quarter of 2002 and represented 4% of total loans and 5% of total deposits at June 30, 2002.

TREASURY / OTHER

      The Treasury / Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that cannot be directly assigned or allocated to one of the lines of business.

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                       --------------------------      --------------------------
(in thousands of dollars)                 2002            2001            2002            2001
                                       ----------      ----------      ----------      ----------
Net Interest Income (FTE)              $   31,643      $     (383)     $   61,563      $   (2,835)
Provision for Loan Losses                      --              --              --              --
Non-Interest Income                         9,621          14,143          19,902          16,668
Non-Interest Expense                        4,210             455          12,840           6,940
                                       ----------      ----------      ----------      ----------
     Income before Taxes                   37,054          13,305          68,625           6,893
Income Taxes                                5,452          (1,573)          8,537         (10,828)
                                       ----------      ----------      ----------      ----------
Operating income                       $   31,602      $   14,878      $   60,088      $   17,721
                                       ==========      ==========      ==========      ==========

      Treasury / Other reported operating income of $31.6 million in the second quarter of 2002, up from $14.9 million in the year-earlier quarter. This primarily reflected the reduction in transfer pricing credits allocated to Regional Banking for its deposits, the maturity in late 2001 of $2.0 billion of interest rate risk management positions (swaps) that had significant negative spreads, and the benefit of lower short-term interest rates, particularly with the steepened yield curve.

      Non-interest income declined $4.5 million from the year-ago quarter reflecting the year-ago quarter's higher gains from securities transactions, due to the sale of lower margin investment securities. Non-interest expense in the second quarter of 2002 increased $3.8 million. This reflected higher unallocated outside services and processing, occupancy, and telecommunication expenses, partially offset by lower unallocated personnel costs and a $2.7 million decline in the amortization of intangibles arising from the implementation of SFAS No. 142.

      Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate is lower. As a result, Treasury / Other reflects any reconciling items to the statutory tax rate in its Income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative and qualitative disclosures for the current period are found beginning on page 29 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's 2001 Annual Report.

PART II. OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 4. Submission of Matters to a Vote of Security Holders

      Huntington Bancshares Incorporated held its annual meeting of shareholders on April 29, 2002. At that meeting, shareholders approved the following management proposals:

                                                                         ABSTAIN/      BROKER
                                          FOR            AGAINST         WITHHELD     NONVOTES
                                          ---            -------         --------     --------
1. Election of directors
   to serve as Class III
   Directors until the year 2005
   Annual Meeting of
   Shareholders as follows:

   Don M. Casto III                    216,433,426                       4,428,373
   Patricia T. Hayot                   215,083,879                       5,777,920
   William J. Lhota                    215,087,359                       5,774,440
   Timothy P. Smucker                  215,817,092                       5,044,707

2. Ratification of Ernst &
   Young LLP to serve as
   independent auditors for
   the Corporation for the
   year 2002                           213,748,858      5,551,282        1,561,657

Item 5.  Other Information

         On August 14, 2002, Huntington Preferred Capital, Inc. (HPCI), a fully consolidated subsidiary of Huntington with a publicly traded class of preferred securities, requested a five day extension for filing its Form 10-Q for the quarter ending June 30, 2002, as permitted under the Securities Exchange Act of 1934. HPCI's Form 10-Q was otherwise due on August 14, 2002. The extension was requested to allow for a complete analysis and correction of the systems and methodology used to allocate financial information among Huntington's subsidiaries prior to finalizing HPCI's second quarter Form 10-Q.

         This allocation of income, expense and other financial information among subsidiaries takes place after Huntington's consolidated financial statements are prepared and reviewed. A preliminary review of the second quarter 2002 allocations indicated that interest income and certain charge-offs and related provision expense were not fully allocated between The Huntington National Bank (HNB) and HPCI. Further analysis has determined this discrepancy has existed since October 1999. Indications are that when corrected, HPCI's previously reported net income and equity will increase on a cumulative basis over this period. Earnings coverage of the dividends on the public preferred stock also will increase, thereby having no impact on HPCI's continued ability to pay dividends.

         Since HPCI and HNB are fully consolidated subsidiaries of Huntington, any reallocation of financial information between these two subsidiaries has no impact on Huntington's consolidated results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

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

            10.   Material contracts:

                  (a)* Executive Deferred Compensation Plan for Huntington Bancshares Incorporated.

            99.1. Earnings to Fixed Charges

            99.2  Chief Executive Officer Certification

            99.3  Chief Financial Officer Certification

      (b)   Reports on Form 8-K

            1. A report on Form 8-K, dated April 18, 2002, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the first quarter ended March 31, 2002.



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

                       Huntington Bancshares Incorporated
                                  (Registrant)


Date: August 14, 2002               /s/ Thomas E. Hoaglin
                                    --------------------------------------------
                                    Thomas E. Hoaglin
                                    Chairman, Chief Executive Officer and
                                    President


Date: August 14, 2002               /s/ Michael J. McMennamin
                                    --------------------------------------------
                                    Michael J. McMennamin
                                    Vice Chairman, Chief Financial Officer and
                                    Treasurer (Principal Financial Officer)