Form 10-Q
period 2002-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2002-11-15
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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


 Yes   X                No
     ======                =======


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes   X                No
     ======                =======


There were 235,544,525 shares of Registrant's without par value common stock outstanding on October 31, 2002.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            September 30, 2002 and 2001 and December 31, 2001                            3

            Consolidated Statements of Income -
            For the three and nine months ended September 30, 2002 and 2001              4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the nine months ended September 30, 2002 and 2001                        5

            Consolidated Statements of Cash Flows -
            For the nine months ended September 30, 2002 and 2001                        6

            Notes to Unaudited Consolidated Financial Statements                         7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                           16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  36

Item 4.     Controls and Procedures                                                     36


PART II.  OTHER INFORMATION

Item 2.     Changes in securities and use of proceeds                                   37

Item 6.     Exhibits and Reports on Form 8-K                                            37-38

Signatures                                                                              39

Certifications                                                                          40-41



PART 1. FINANCIAL INFORMATION
Financial Statements
---------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,              December 31,               September 30,
(in thousands)                                                 2002                       2001                       2001
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                       $  1,014,713               $  1,138,366               $  1,110,287
Interest bearing deposits in banks                                  33,700                     21,205                      4,958
Trading account securities                                           3,225                     13,392                      2,292
Federal funds sold and securities
     purchased under resale agreements                              64,574                     83,275                     63,311
Loans held for sale                                                369,724                    629,386                    294,077
Securities available for sale - at fair value                    3,235,546                  2,849,579                  2,991,167
Investment securities - fair value $9,925; $12,499;
     and $14,868, respectively                                       9,733                     12,322                     14,629
Total loans                                                     20,455,506                 21,601,873                 21,583,611
     Less allowance for loan losses                                408,378                    410,572                    360,446
---------------------------------------------------------------------------------------------------------------------------------
Net loans                                                       20,047,128                 21,191,301                 21,223,165
---------------------------------------------------------------------------------------------------------------------------------
Bank owned life insurance                                          874,771                    843,183                    833,623
Premises and equipment                                             339,984                    452,036                    447,774
Goodwill and other intangible assets                               218,424                    716,054                    726,094
Customers' acceptance liability                                     18,340                     13,670                     16,382
Accrued income and other assets                                    509,150                    536,390                    588,416
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $ 26,739,012               $ 28,500,159               $ 28,316,175
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                $ 17,117,811               $ 20,187,304               $ 20,071,388
Short-term borrowings                                            2,620,022                  1,955,926                  1,789,043
Bank acceptances outstanding                                        18,340                     13,670                     16,382
Medium-term notes                                                1,737,750                  1,795,002                  1,995,603
Federal Home Loan Bank Advances                                    613,000                     17,000                     17,000
Subordinated notes and other long-term debt                        943,168                    927,330                    882,605
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
  junior subordinated debentures of the Parent Company             300,000                    300,000                    300,000
Accrued expenses and other liabilities                           1,049,135                    887,487                    839,748
---------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                          24,399,226                 26,083,719                 25,911,769
---------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                             ---                        ---                        ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255 shares;
          outstanding 237,544,288; 251,193,814; and
          251,193,211 shares, respectively                       2,486,345                  2,490,724                  2,489,564
     Less 20,321,967; 6,672,441; and 6,673,044
          treasury shares, respectively                           (391,550)                  (123,849)                  (122,485)
     Accumulated other comprehensive income                         60,556                     25,488                     38,708
     Retained earnings (deficit)                                   184,435                     24,077                     (1,381)
---------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                  2,339,786                  2,416,440                  2,404,406
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 26,739,012               $ 28,500,159               $ 28,316,175
---------------------------------------------------------------------------------------------------------------------------------




See notes to unaudited consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                    2002                  2001                 2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------

Interest and fee income
     Loans                                           $    332,595          $    421,337          $  1,000,468          $  1,302,819
     Securities                                            45,800                50,495               135,005               169,763
     Other                                                  4,915                 7,002                15,219                23,186
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST INCOME                      383,310               478,834             1,150,692             1,495,768
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                              95,629               162,982               300,461               518,351
     Short-term borrowings                                 10,014                19,932                30,902                83,134
     Medium-term notes                                     14,855                30,647                46,719               100,250
     Federal Home Loan Bank advances                        1,176                   262                 1,644                   912
     Subordinated notes and other long-term debt           12,220                15,224                36,866                52,177
-----------------------------------------------------------------------------------------------------------------------------------
               TOTAL INTEREST EXPENSE                     133,894               229,047               416,592               754,824
-----------------------------------------------------------------------------------------------------------------------------------

Net Interest Income                                       249,416               249,787               734,100               740,944
Provision for loan losses                                  60,249                49,559               169,922               200,518
-----------------------------------------------------------------------------------------------------------------------------------
               NET INTEREST INCOME
                    AFTER PROVISION FOR LOAN LOSSES       189,167               200,228               564,178               540,426
-----------------------------------------------------------------------------------------------------------------------------------

Service charges on deposit accounts                        37,460                41,719               111,344               121,299
Trust services                                             14,997                15,485                46,745                44,977
Brokerage and insurance income                             13,943                19,912                50,412                58,068
Bank Owned Life Insurance income                           11,443                 9,560                34,562                28,681
Other service charges and fees                             10,837                12,350                31,998                35,665
Mortgage banking                                            6,289                14,616                36,579                43,380
Other                                                      18,723                15,755                44,693                43,679
-----------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income Before Gain on Sale of
   Florida Operations, Merchant Services Gain and
   Securities Gains                                       113,692               129,397               356,333               375,749
Gain on sale of Florida operations                           --                    --                 175,344                  --
Merchant Services restructuring gain                       24,550                  --                  24,550                  --
Securities gains                                            1,140                 1,059                 2,563                   634
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                             139,382               130,456               558,790               376,383
-----------------------------------------------------------------------------------------------------------------------------------

 Personnel costs                                          107,477               120,767               326,908               360,497
 Equipment                                                 17,378                20,151                50,986                59,967
 Outside data processing and other services                15,128                17,375                50,159                51,700
 Net occupancy                                             14,815                19,266                46,810                57,234
 Marketing                                                  7,491                 6,921                21,725                24,712
 Professional services                                      6,083                 5,912                17,751                17,644
 Telecommunications                                         5,609                 6,859                16,947                21,191
 Printing and supplies                                      3,679                 4,450                11,199                14,074
 Franchise and other taxes                                  2,283                 2,470                 6,924                 6,836
 Amortization of intangible assets                            204                10,114                 1,815                31,125
 Other                                                     13,576                14,605                41,945                51,296
-----------------------------------------------------------------------------------------------------------------------------------
 Total Non-Interest Expense Before Special Charges        193,723               228,890               593,169               696,276
 Special charges                                             --                  50,817                56,184                84,814
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST EXPENSE                               193,723               279,707               649,353               781,090
-----------------------------------------------------------------------------------------------------------------------------------

               INCOME BEFORE INCOME TAXES                 134,826                50,977               473,615               135,719
Income taxes                                               36,703                 8,348               195,525                22,847
-----------------------------------------------------------------------------------------------------------------------------------
               NET INCOME                            $     98,123          $     42,629          $    278,090          $    112,872
-----------------------------------------------------------------------------------------------------------------------------------

  PER COMMON SHARE
     Net income
          Basic                                      $       0.41          $       0.17          $       1.13          $       0.45
          Diluted                                    $       0.41          $       0.17          $       1.13          $       0.45

     Cash dividends declared                         $       0.16          $       0.16          $       0.48          $       0.56

  AVERAGE COMMON SHARES
          Basic                                           239,925               251,148               245,554               251,039
          Diluted                                         241,357               252,203               247,021               251,537

See notes to unaudited consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      ACCUMULATED
                                                                COMMON STOCK                TREASURY STOCK               OTHER
                                                          ----------------------        ----------------------      COMPREHENSIVE
(in thousands)                                              SHARES      AMOUNT           SHARES        AMOUNT        INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
  Balance, beginning of period                             257,866    $ 2,493,645         (7,007)   $  (129,432)   $   (24,520)
     Comprehensive Income:
     Net income
     Change in accounting method for derivatives                                                                        (9,113)
     Unrealized net holding gains on securities
         available for sale arising during the period,
         net of reclassification adjustment for net
         gains included in net income                                                                                   67,936
     Unrealized gains on derivative instruments
         used in cash flow hedging relationships                                                                         4,405

               Total comprehensive income

      Cash dividends declared
      Stock options exercised                                              (4,081)           263          5,742
      Treasury shares sold to employee benefit plans                                          71          1,205
----------------------------------------------------------------------------------------------------------------------------------
  Balance, end of period                                   257,866    $ 2,489,564         (6,673)   $  (122,485)   $    38,708
----------------------------------------------------------------------------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30, 2002:
 BALANCE, BEGINNING OF PERIOD                              257,866    $ 2,490,724         (6,672)   $  (123,849)   $    25,488
    Comprehensive Income:
    Net income
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                                                                      34,166
    Unrealized gains on derivative instruments
       used in cash flow hedging relationships                                                                             902

      Total comprehensive income

    Stock issued for acquisitions                                            (838)         1,038         19,989
    Cash dividends declared
    Stock options exercised                                                (3,541)           363          6,585
    Treasury shares purchased                                                            (15,051)      (294,275)
----------------------------------------------------------------------------------------------------------------------------------
 Balance, end of period                                    257,866    $ 2,486,345        (20,322)   $  (391,550)   $    60,556
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

                                                                RETAINED
                                                                EARNINGS
(in thousands)                                                  (DEFICIT)        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2001:
  Balance, beginning of period                               $    26,354    $ 2,366,047
     Comprehensive Income:
     Net income                                                  112,872        112,872
     Change in accounting method for derivatives                                 (9,113)
     Unrealized net holding gains on securities
         available for sale arising during the period,
         net of reclassification adjustment for net
         gains included in net income                                            67,936
     Unrealized gains on derivative instruments
         used in cash flow hedging relationships                                  4,405
                                                                            -----------
               Total comprehensive income                                       176,100
                                                                            -----------
      Cash dividends declared                                   (140,607)      (140,607)
      Stock options exercised                                                     1,661
      Treasury shares sold to employee benefit plans                              1,205
---------------------------------------------------------------------------------------
  Balance, end of period                                     $    (1,381)   $ 2,404,406
---------------------------------------------------------------------------------------



NINE MONTHS ENDED SEPTEMBER 30, 2002:
 BALANCE, BEGINNING OF PERIOD                                $    24,077    $ 2,416,440
    Comprehensive Income:
    Net income                                                   278,090        278,090
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                               34,166
    Unrealized gains on derivative instruments
       used in cash flow hedging relationships                                      902
                                                                            -----------
      Total comprehensive income                                                313,158
                                                                            -----------
    Stock issued for acquisitions                                                19,151
    Cash dividends declared                                     (117,732)      (117,732)
    Stock options exercised                                                       3,044
    Treasury shares purchased                                                  (294,275)
---------------------------------------------------------------------------------------
 Balance, end of period                                      $   184,435    $ 2,339,786
---------------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)                                                                                        NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                    ----------------------------------------
(in thousands of dollars)                                                                   2002                     2001
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
      Net Income                                                                    $       278,090          $       112,872
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Provision for loan losses                                                   169,922                  200,518
                Provision for depreciation and amortization                                  41,727                   77,335
                Deferred income tax expense                                                 269,090                  156,668
                Decrease in trading account securities                                       10,167                    2,431
                Decrease (increase) in loans held for sale                                  259,662                 (138,973)
                Gains on sales of securities available for sale                              (2,563)                    (634)
                Gains on sales/securitizations of loans                                      (6,372)                  (7,604)
                Gain on sale of Florida operations                                         (175,344)                    --
                Restructuring and special charges                                            56,184                   84,814
                Other, net                                                                 (208,887)                (264,758)
----------------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                           691,676                  222,669
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      (Increase) decrease in interest bearing deposits in banks                             (12,495)                      12
      Proceeds from:
          Maturities and calls of investment securities                                       2,585                    1,695
          Maturities and calls of securities available for sale                             631,982                  800,608
          Sales of securities available for sale                                            659,801                1,280,652
      Purchases of securities available for sale                                         (1,324,334)                (851,581)
      Proceeds from sales/securitizations of loans                                          342,559                  401,546
      Net loan originations, excluding sales                                             (2,291,869)              (1,588,734)
      Proceeds from sale of premises and equipment                                           18,214                    2,110
      Purchases of premises and equipment                                                   (42,553)                 (43,706)
      Proceeds from sales of other real estate                                                8,924                   11,602
      Proceeds from restructuring of Huntington Merchant Services, L.L.C.                    24,550                     --
      Cash paid in purchase acquisitions                                                     (8,305)                    --
      Net cash paid related to sale of Florida operations                                (1,289,917)                    --
----------------------------------------------------------------------------------------------------------------------------
                        NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES             (3,280,858)                  14,204
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Increase in total deposits                                                          1,704,526                  300,293
      Increase (decrease) in short-term borrowings                                          616,776                 (198,716)
      Proceeds from issuance of medium-term notes                                           675,000                  440,000
      Payment of medium-term notes                                                         (735,000)                (905,000)
      Proceeds from Federal Home Loan Bank advances                                         600,000                     --
      Maturity of Federal Home Loan Bank advances                                            (4,000)                  (8,000)
      Dividends paid on common stock                                                       (119,243)                (150,601)
      Repurchases of common stock                                                          (294,275)                    --
      Net proceeds from issuance of common stock                                              3,044                    2,866
----------------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              2,446,828                 (519,158)
----------------------------------------------------------------------------------------------------------------------------
                        CHANGE IN CASH AND CASH EQUIVALENTS                                (142,354)                (282,285)
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,221,641                1,455,883
----------------------------------------------------------------------------------------------------------------------------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     1,079,287          $     1,173,598
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
      Income taxes paid                                                             $        44,041          $            25
      Interest paid                                                                         426,332                  797,595
      Residential mortgage loans securitized and retained in securities
         available for sale                                                                 259,042                     --


See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated interim financial statements include the accounts of Huntington Bancshares Incorporated (Huntington) and its subsidiaries and were prepared in accordance with accounting principles generally accepted in the United States, and accordingly, reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present Huntington's financial position, results of operations, and cash flows for the periods presented. As permitted by the SEC, these unaudited consolidated interim financial statements do not include certain information and footnotes normally included in annual financial statements. Accordingly, these unaudited consolidated interim financial statements should be read in conjunction with Huntington's 2001 Annual Report on Form 10-K.

         Certain amounts in the prior period's financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net income.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, Statement No. 145 requires lease modifications to be accounted for in the same manner as sale-leaseback transactions.

         In September 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized using fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

         In October 2002, the FASB issued Statement No. 147, Acquisition of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. The provisions of Statement No. 147 are effective October 1, 2002. This Statement requires the excess of the fair value of liabilities assumed over the fair value of the tangible and identifiable assets in a business combination to be recognized as an unidentifiable intangible asset in accordance with Statement No. 141 and No. 142. In addition, any long-term customer-relationship intangible assets, such as depositor-relationship, borrower-relationship, and credit cardholder intangible assets, will be required to be tested for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended.

         The adoption of Statements No. 145, No. 146, and No. 147 will not have a material impact on Huntington's results of operations or financial condition.

NOTE 3 - EARNINGS PER SHARE

         Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculation of basic and diluted earnings per share for each of the periods ended September 30, is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)             2002              2001               2002              2001
-------------------------------------------------------------------------------------------------------------------

Net Income                                        $ 98,123           $ 42,629           $278,090           $112,872
-------------------------------------------------------------------------------------------------------------------

Average common shares outstanding                  239,925            251,148            245,554            251,039
Dilutive effect of stock options                     1,432              1,055              1,467                498
-------------------------------------------------------------------------------------------------------------------
     Diluted common shares outstanding             241,357            252,203            247,021            251,537
-------------------------------------------------------------------------------------------------------------------

Earnings per share
     Basic                                        $   0.41           $   0.17           $   1.13           $   0.45
     Diluted                                      $   0.41           $   0.17           $   1.13           $   0.45



           Approximately 6.2 million and 5.8 million stock options were outstanding at the end of September 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $23.02 per share and $23.31 at the end of the same respective periods.

NOTE 4 - INTANGIBLE ASSETS

         In September 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. At September 30, 2002 and 2001, Huntington had $218.4 million and $726.1 million in goodwill and other intangible assets, respectively. The following table reflects the activity in goodwill and other intangible assets for the three and nine months ended September 30:

-------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             2002             2001             2002            2001
-------------------------------------------------------------------------------------------------------------------
Intangible Assets:
Balance, beginning of period                      $ 210,685        $ 737,437        $ 716,054        $ 755,270
Additions                                            20,144              665           28,290            3,843
Sale of Florida banking and insurance operations    (12,201)            --           (517,105)            --
Impairment                                             --             (1,894)          (7,000)          (1,894)
Amortization                                           (204)         (10,114)          (1,815)         (31,125)
-------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                            $ 218,424        $ 726,094        $ 218,424        $ 726,094
-------------------------------------------------------------------------------------------------------------------



         The additions totaling $20.1 million for the third quarter of 2002 primarily related to the September acquisition of LeaseNet Group, Inc., a $90 million leasing company. In the third quarter 2002, Huntington completed the sale of its Florida insurance operations, the J. Rolfe Davis Insurance Agency, Inc. (JRD), resulting in a $12.2 million write-off of the remaining associated goodwill. Impairment related to JRD of $7.0 million was recognized in the second quarter 2002. In the third quarter of 2001, the impairment related to the exit of an e-commerce business activity.

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

         Before the sale of Huntington's operations in Florida, a majority of goodwill and other intangible assets related to those operations. A substantial portion of the remaining goodwill is attributable to the previously acquired banking operations reported under the Regional Banking line of business. The application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income per share of $0.01 for the third quarter and $0.04 for the first nine months of 2002. Had no amortization of goodwill, net of tax, been recorded in the prior year, net income and diluted earnings per share for the third quarter of 2001 would have been greater by $7.8 million, or $0.03 per share, and $23.3 million, or $0.09 per share, for the first nine-months of 2001.

NOTE 5 - RESTRUCTURING OF MERCHANT SERVICES BUSINESS

         In August 2002, Huntington restructured its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation, a subsidiary of First Data Corp. Under the agreement, Huntington extended its long-term merchant services relationship with First Data. In addition, as part of the transaction, First Data obtained all of Huntington's Florida-related merchant business and increased its equity interest in HMS. This transaction resulted in a $24.5 million pre-tax, non-operating gain ($16.0 million after tax) in the third quarter of 2002. Huntington remains a nominal equity owner and, going forward, this transaction is not expected to have a material impact on Huntington's financial results.

NOTE 6 - RESTRUCTURING AND SPECIAL CHARGES

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

         During 2001, Huntington provided $100.0 million of pre-tax expense to recognize a liability for these actions and provided $71.7 million of additional allowance for loan losses in connection with the Plan. In addition, special charges in 2001 included a $5.2 million pre-tax loss associated with the sale of Pacific Gas & Electric commercial paper that was reflected in non-interest income in the consolidated statements of income.

         In the first quarter of 2002, Huntington provided an additional $56.2 million of pre-tax expense to recognize additional liabilities related to the completion of the Plan. Huntington has a remaining reserve of $18.8 million at September 30, 2002. Huntington expects that the remaining reserve will be adequate to fund the estimated future cash outlays that are expected in the completion of the exit activities contemplated by the Plan.

NOTE 7 - SALE OF FLORIDA OPERATIONS

         On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $175.3 million and was reflected in non-interest income. The after-tax gain was $56.7 million, or $0.23 per common share. Income taxes related to this transaction were $118.6 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes. Pro forma financial information reflecting the effect of the sale is presented and described below. Since the transaction was completed during the first quarter of 2002, no pro forma balance sheet is presented in this report.

         The following unaudited pro forma consolidated income statement is presented for the nine months ended September 30, 2002, giving effect to the sale as if it had occurred on January 1, 2002, and does not include the net gain realized on the sale of Huntington's Florida operations or any related special charges. These pro forma financial statements do not include any assumptions as to future share repurchases pursuant to the previously announced share repurchase program that commenced following the sale.

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

-----------------------------------------------------------------------------------------------------------------------------------
                          UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT WITHOUT FLORIDA OPERATIONS
                                          For the Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       HUNTINGTON
                                                                                                                        PRO FORMA
                                                                                                                         WITHOUT
                                                                                     FLORIDA           RELATED           FLORIDA
(in thousands of dollars)                                         HUNTINGTON        OPERATIONS       TRANSACTIONS      OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                $ 734,100        $  (9,724)       $    --          $ 724,376
Provision for loan losses                                            169,922           (5,186)            --            164,736
-------------------------------------------------------------------------------------------------------------------------------

     NET INTEREST INCOME AFTER PROVISION FOR
         LOAN LOSSES                                                 564,178           (4,538)            --            559,640
-------------------------------------------------------------------------------------------------------------------------------

Non-interest income                                                  558,790          (13,343)        (175,344)         370,103
Non-interest expense                                                 649,353          (20,210)         (32,728)         596,415
-------------------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE INCOME TAXES                                      473,615            2,329         (142,616)         333,328
Income taxes                                                         195,525              804         (107,098)          89,231
-------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                    $ 278,090        $   1,525        $ (35,518)       $ 244,097
-------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE -- DILUTED                             $    1.13        $    0.01        $   (0.14)       $    1.00
-------------------------------------------------------------------------------------------------------------------------------

OPERATING NET INCOME (1)                                           $ 241,862        $   1,525                         $ 243,387
-------------------------------------------------------------------------------------------------------------------------------

OPERATING NET INCOME PER COMMON
     SHARE -- DILUTED (1)                                          $    0.98        $    0.01                         $    0.99
-------------------------------------------------------------------------------------------------------------------------------

(1) Excludes after-tax Merchant Services restructuring gain, the after-tax gain on sale of the Florida operations, and restructuring and special charges.



         The column entitled Florida Operations includes all direct revenue and expenses for Florida from January 1, 2002 through February 15, 2002, the results of operations for JRD through June 20, 2002, and any indirect revenue and expenses that ceased with the sale of the Florida operations, including $1.1 million of amortization expense on intangible assets related to Florida. In addition, net interest income in that column includes: (1) a funding credit of $5.3 million related to $2.0 billion of funding that Florida provided to Huntington and (2) $1.9 million of interest that would have been earned on the $711.9 million deposit premium from January 1, 2002 through February 15, 2002. Both the funding credit and the assumed interest earned on the deposit premium are based on the average one-year LIBOR rate of 2.15% for the period. The column entitled Related Transactions reflects the $175.3 million net gain on the sale of the Florida operations, $32.7 million of the $56.2 million special charges recorded in the first quarter of 2002 that related to the sale of the Florida operations, and the applicable income taxes. After excluding the remaining restructuring and special charges, net of taxes, and the Merchant Services restructuring gain, as discussed in Note 5, operating earnings were $243.4 million and earnings per share was $0.99 for the first nine-months of 2002.

NOTE 8 - COMPREHENSIVE INCOME

         Comprehensive Income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity that are not considered part of net income. Currently, Huntington's components of Other Comprehensive Income are the unrealized gains (losses) on securities available for sale and unrealized gains (losses) on certain derivatives. The related before and after tax amounts are as follows:

--------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                              2002             2001             2002            2001
--------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in accounting method for
   derivatives used in cash flow hedging relationships:
     Unrealized net losses                                         $    --          $    --          $    --          $ (14,020)
     Related tax benefit                                                --               --               --              4,907
-------------------------------------------------------------------------------------------------------------------------------
          Net                                                           --               --               --             (9,113)
-------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains on securities available
   for sale arising during the period:
     Unrealized net gains                                             39,502           74,971           55,126          105,151
     Related tax expense                                             (13,826)         (26,240)         (19,294)         (36,803)
-------------------------------------------------------------------------------------------------------------------------------
          Net                                                         25,676           48,731           35,832           68,348
-------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) on derivatives used in cash flow hedging relationships arising during the period:
     Unrealized net gains (losses)                                    10,717           (1,457)           1,388            6,777
     Related tax (expense) benefit                                    (3,751)             510             (486)          (2,372)
-------------------------------------------------------------------------------------------------------------------------------
          Net                                                          6,966             (947)             902            4,405
-------------------------------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net gains
   from sales of securities available for sale realized
   during the period:
     Realized net gains                                                1,140            1,059            2,563              634
     Related tax expense                                                (399)            (371)            (897)            (222)
-------------------------------------------------------------------------------------------------------------------------------
          Net                                                            741              688            1,666              412
-------------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                   $  31,901        $  47,096        $  35,068        $  63,228
===============================================================================================================================



         Activity in Accumulated Other Comprehensive Income for the nine months ended September 30, 2002 and 2001 was as follows:



---------------------------------------------------------------------------------------------------------------------------
                                                                                                 UNREALIZED GAINS
                                                              UNREALIZED GAINS                (LOSSES) ON DERIVATIVE
                                                                 (LOSSES)                       INSTRUMENTS USED IN
                                                               ON SECURITIES                     CASH FLOW HEDGING
(in thousands of dollars)                                   AVAILABLE FOR SALE                     RELATIONSHIPS
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                  $       (24,520)                    $          --
Change in accounting method                                            --                                (9,113)
Current-period change                                                67,936                               4,405
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                                 $        43,416                     $        (4,708)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                           29,469                              (3,981)
Current-period change                                                34,166                                 902
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                                 $        63,635                     $        (3,079)
=============================================================================================================================

NOTE 9 - SECURITIES AVAILABLE FOR SALE

         Securities available for sale at September 30, 2002 and December 31, 2001 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30, 2002                       DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                    Amortized                                Amortized
(in thousands of dollars)                             Cost              Fair Value              Cost             Fair Value
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                                  $     --             $     --             $      696           $      711
     1-5 years                                         15,011               15,824               31,399               31,563
     6-10 years                                         4,703                5,407                6,420                6,833
     Over 10 years                                        412                  488                  413                  433
-----------------------------------------------------------------------------------------------------------------------------
        Total                                          20,126               21,719               38,928               39,540
-----------------------------------------------------------------------------------------------------------------------------
Federal agencies
     Mortgage-backed securities
     1-5 years                                         43,092               44,031               77,975               77,734
     6-10 years                                       164,494              169,647               99,049              100,954
     Over 10 years                                    894,479              924,217              651,187              662,674
-----------------------------------------------------------------------------------------------------------------------------
        Total                                       1,102,065            1,137,895              828,211              841,362
-----------------------------------------------------------------------------------------------------------------------------
 Other agencies
     Under 1 year                                      25,007               24,930                 --                   --
     1-5 years                                        814,848              842,966              918,023              940,845
     6-10 years                                        60,564               62,258               77,515               78,925
     Over 10 years                                    543,638              550,882              414,485              421,407
-----------------------------------------------------------------------------------------------------------------------------
        Total                                       1,444,057            1,481,036            1,410,023            1,441,177
-----------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal
        Agencies                                    2,566,248            2,640,650            2,277,162            2,322,079
-----------------------------------------------------------------------------------------------------------------------------
Other
     Under 1 year                                       9,712                9,733               11,315               11,374
     1-5 years                                         33,756               35,318               38,986               40,022
     6-10 years                                        50,871               52,739               35,832               35,823
     Over 10 years                                    289,224              289,354              176,524              174,715
     Retained interest in securitizations             144,837              164,269              159,790              159,790
     Marketable equity securities                      42,741               43,483              104,395              105,776
-----------------------------------------------------------------------------------------------------------------------------
        Total                                         571,141              594,896              526,842              527,500
-----------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE                $3,137,389           $3,235,546           $2,804,004           $2,849,579
=============================================================================================================================


NOTE 10 - SEGMENT REPORTING

         Huntington has four distinct segments: Regional Banking, Dealer Sales, and the Private Financial Group (PFG) are Huntington's major business lines. The fourth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's business profitability reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. During the first quarter of 2002, the previously reported Retail Banking and Corporate Banking segments were combined and renamed Regional Banking. Since this segment is managed through six geographically defined regions where each region's management has responsibility for both retail and corporate banking business development, combining these two previous segments better reflects the management accountability and decision making structure. In addition, changes were made to the methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's business profitability reporting system. The prior quarters have not been restated for these changes.

         The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision making purposes. Operating earnings exclude the Merchant Services restructuring gain, the gain from the sale of the Florida operations, the historical Florida operating results, and restructuring and special charges. See Note 5 to the unaudited consolidated financial statements for further discussions regarding the restructuring of Huntington's Merchant Services business, Note 6 related to restructuring and special charges, and Note 7 for the gain on sale of Huntington's Florida operations. Net interest income is presented on a fully tax equivalent (FTE) basis using a 35% tax rate.

The following provides a brief description of the four operating segments of
Huntington:

         REGIONAL BANKING: this segment provides products and services to retail, business banking, and corporate customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered through Huntington's traditional banking network; Direct Bank--Huntington's customer service center; and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large corporate banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management.

         DEALER SALES: this segment's product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing. The consumer loans and leases comprise the vast majority of the business and involve the financing of vehicles purchased or leased by individuals through dealerships.

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

         TREASURY / OTHER: this segment includes assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

         Listed below is certain reported financial information reconciled to Huntington's third quarter and nine-month 2002 and 2001 operating results by line of business.


                                                 THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                          REGIONAL        DEALER                    TREASURY/    HUNTINGTON
(in thousands of dollars)                                  BANKING         SALES         PFG          OTHER      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------

2002
Net interest income (FTE)                                  $146,580      $ 60,918      $  8,784      $ 34,230      $250,512
Provision for loan losses                                    31,534        25,860         2,855          --          60,249
Non-Interest income                                          76,616         6,822        18,475        12,919       114,832
Non-Interest expense                                        148,635        19,678        18,849         6,561       193,723
Income taxes/FTE adjustment                                  15,059         7,771         1,944         4,432        29,206
----------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                        27,968        14,431         3,611        36,156        82,166
   Merchant Servicies restructuring gain, net of tax           --            --            --          15,957        15,957
   Florida operations sold, net of tax                         --            --            --            --            --
----------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                                 $ 27,968      $ 14,431      $  3,611      $ 52,113      $ 98,123
============================================================================================================================



                                               THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                      REGIONAL         DEALER                     TREASURY/     HUNTINGTON
(in thousands of dollars)                               BANKING         SALES          PFG          OTHER       CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------

2001
Net interest income (FTE)                             $ 155,901      $  56,245     $   9,115      $  10,643      $ 231,904
Provision for loan losses                                18,749         26,154         1,124           --           46,027
Non-Interest income                                      81,899          6,332        14,600          8,268        111,099
Non-Interest expense                                    152,837         18,378        13,645          2,194        187,054
Income taxes/FTE adjustment                              23,175          6,315         3,132         (3,593)        29,029
--------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                    43,039         11,730         5,814         20,310         80,893
   Florida operations sold, net of tax                   10,587          1,592         1,533        (18,945)        (5,233)
   Restructuring and special charges, net of tax         (5,555)          --          (2,990)       (24,486)       (33,031)
--------------------------------------------------------------------------------------------------------------------------

   Net income (loss), as reported                     $  48,071      $  13,322     $   4,357      $ (23,121)     $  42,629
==========================================================================================================================




----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                             3Q AVERAGE ASSETS                              3Q AVERAGE DEPOSITS
                                                      ----------------------------                 -------------------------------
(in millions of dollars)                                  2002           2001                         2002                2001
----------------------------------------------------------------------------------------------------------------------------------

Regional Banking                                      $  13,055     $  12,450                     $  15,257            $  13,974
Dealer Sales                                              8,423         7,415                            52                   84
PFG                                                       1,056           768                           821                  623
Treasury / Other                                          3,244         4,100                           994                  240
--------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                              25,778        24,733                        17,124               14,921
Florida operations sold                                    --           3,255                          --                  4,567
--------------------------------------------------------------------------------------------------------------------------------
   Total                                              $  25,778     $  27,988                     $  17,124            $  19,488
================================================================================================================================



                                                    NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                                REGIONAL       DEALER                     TREASURY/    HUNTINGTON
(in thousands of dollars)                                        BANKING         SALES         PFG           OTHER     CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

2002
Net interest income (FTE)                                      $ 438,762      $ 167,508     $  25,634      $  95,808      $ 727,712
Provision for loan losses                                         90,349         69,330         5,057           --          164,736
Non-Interest income                                              239,073         15,348        58,311         32,821        345,553
Non-Interest expense                                             447,251         56,315        56,919         12,474        572,959
Income taxes/FTE adjustment                                       49,082         20,024         7,678         15,399         92,183
-----------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                             91,153         37,187        14,291        100,756        243,387
   Florida operations sold, net of tax                             2,639            794           927         (5,885)        (1,525)
   Gain on sale of Florida operations, net of tax                   --             --            --           56,790         56,790
   Merchant Services restructuring gain, net of tax                 --             --            --           15,957         15,957
   Restructuring and special charges, net of tax                    --             --            --          (36,519)       (36,519)
-----------------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                                     $  93,792      $  37,981     $  15,218      $ 131,099      $ 278,090
===================================================================================================================================



                                               NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                        REGIONAL         DEALER                    TREASURY/      HUNTINGTON
(in thousands of dollars)                                 BANKING         SALES          PFG          OTHER      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------

2001
Net interest income (FTE)                                $ 485,654      $ 162,700     $  25,918      $   9,151      $ 683,423
Provision for loan losses                                   36,678         80,995          --             --          117,673
Non-Interest income                                        234,847         21,469        48,218         18,824        323,358
Non-Interest expense                                       460,712         50,767        54,954          6,881        573,314
Income taxes/FTE adjustment                                 78,089         18,342         6,714        (15,301)        87,844
-----------------------------------------------------------------------------------------------------------------------------
   Operating income                                        145,022         34,065        12,468         36,395        227,950
   Florida operations sold, net of tax                      36,676          4,781         4,467        (55,844)        (9,920)
   Restructuring and special charges, net of tax           (12,858)       (63,920)       (2,990)       (25,390)      (105,158)
-----------------------------------------------------------------------------------------------------------------------------

   Net income (loss), as reported                        $ 168,840      $ (25,074)    $  13,945      $ (44,839)     $ 112,872
=============================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                     YTD AVERAGE ASSETS                   YTD AVERAGE DEPOSITS
                                                          -------------------------------          --------------------------
(in millions of dollars)                                      2002                2001                 2002            2001
-----------------------------------------------------------------------------------------------------------------------------

Regional Banking                                           $  12,831           $  12,289             $  14,875      $  13,699
Dealer Sales                                                   8,040               7,113                    53             86
PFG                                                              976                 733                   767            601
Treasury / Other                                               3,331               4,878                   699            294
-----------------------------------------------------------------------------------------------------------------------------
   Subtotal                                                   25,178              25,013                16,394         14,680
Florida operations sold                                          581               3,163                   781          4,526
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                   $  25,759           $  28,176             $  17,175      $  19,206
=============================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



INTRODUCTION

         Huntington Bancshares Incorporated (Huntington) is a multi-state financial holding company headquartered in Columbus, Ohio. Its subsidiaries engage in full-service commercial and consumer banking, mortgage banking, lease financing, trust services, discount brokerage services, underwriting credit life and disability insurance, issuing commercial paper guaranteed by Huntington, and selling other insurance and financial products and services. Its subsidiaries operate domestically from offices located predominately in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Huntington has a foreign office in the Cayman Islands and in Hong Kong.

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

         Management encourages readers of this interim report on Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

         The following discussion and analysis, the purpose of which is to provide investors and others with information that management believes to be necessary for an understanding of Huntington's financial condition, changes in financial condition, and results of operations should be read in conjunction with the financial statements, notes, and other information contained in this document.

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

SPECIAL PURPOSE ENTITIES (SPES)
         Huntington utilized two securitization trusts, or SPEs, in 2000 as funding sources. These two trusts had total assets of $1.1 billion at September 30, 2002. In the securitization transactions, indirect auto loans that Huntington originated were sold to these trusts in exchange for funding collateralized by these loans. Under accounting principles generally accepted in the United States (GAAP), these trusts are not consolidated in Huntington's financial statements. As such, the loans and the funding obtained are not included on Huntington's balance sheets.

         The Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation to ARB No. 51 that establishes accounting guidance for consolidation of SPEs. The proposed Interpretation, Consolidation of Certain Special-Purpose Entities, will apply to any business enterprise--both public and private companies--that has an ownership interest, contractual relationship, or other business relationship with an SPE. The comment period on this Exposure Draft concluded August 30, 2002. The objective of this proposed Interpretation is to improve financial reporting by enterprises involved with SPEs--not to restrict the use of SPEs. Current accounting standards require an enterprise to include subsidiaries in which it has a controlling financial interest in its consolidated financial statements. The FASB expects to issue a final Interpretation in the fourth quarter of this year. The accounting guidance would be effective immediately upon issuance of the Interpretation for new SPEs. Companies such as Huntington with SPEs that existed before the issuance of the Interpretation would be required to apply the guidance to the existing SPEs at the beginning of the first fiscal period after March 15, 2003. Because Huntington is a calendar year-end company, it would need to apply the guidance beginning on April 1, 2003. The Exposure Draft, as written, could result in the consolidation of the securitization trust assets and liabilities, results of operations, and cash flows in Huntington's financial statements.

DERIVATIVES AND OTHER OFF BALANCE SHEET ARRANGEMENTS
         Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities.

         Like other financial organizations, Huntington uses various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers and to sell loans, and have obligations under operating-type noncancelable leases for its facilities. This, along with other information regarding derivatives, is discussed under the "Interest Rate Risk Management" section of this report and in the notes to the unaudited consolidated financial statements.

RELATED PARTY TRANSACTIONS
         Various directors and executive officers of Huntington are customers of its bank subsidiary, The Huntington National Bank (the Bank), and other subsidiaries, which have conducted transactions with Huntington's directors and executive officers in the ordinary course of business. Huntington's directors and executive officers may also be affiliated with entities that are customers of the Bank and Huntington's other subsidiaries. All transactions with the affiliates of Huntington's directors and executive officers are conducted in the ordinary course of business. A summary of the indebtedness of management can be found in Note 4 to Huntington's 2001 Annual Report. All other related party transactions, including those reported in Huntington's 2002 Proxy Statement and transactions subsequent to December 31, 2001, were considered immaterial to its financial condition, results of operations, and cash flows.

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

         Huntington's Florida insurance operation, the Orlando-based J. Rolfe Davis Insurance Agency, Inc. (JRD), was sold to members of its management team on July 2, 2002. Huntington remains committed to growing the insurance business in markets served by its retail and commercial banking operations. The JRD sale will not materially affect Huntington's future financial results.

         During the first quarter of 2002, $56.2 million of pre-tax restructuring and special charges ($36.5 million after-tax, or $0.14 per share) were recorded related to the Plan. Combined with amounts recorded in 2001, these pre-tax charges totaled $233.1 million ($151.5 million after-tax, or $0.60 per share). In the first quarter of 2002, a pre-tax gain of $175.3 million ($56.7 million after-tax, or $0.23 per share) on the sale of the Florida operations was recorded. Further information regarding the financial impact of the Plan can be found in Notes 6 and 7 to the unaudited consolidated financial statements.

         On February 19, 2002, Huntington announced a new share repurchase program authorizing the repurchase of up to 22 million shares. Repurchased shares will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans, as well as for acquisitions and other corporate purposes. Through the end of September 2002, 15 million shares of common stock had been repurchased under this program, including 6.3 million shares in the third quarter, through open market and privately negotiated transactions.

         In August 2002, Huntington restructured its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation (First Data), a subsidiary of First Data Corporation. Under the agreement, Huntington extended its long-term merchant services relationship with First Data. In addition, as part of the transaction, First Data obtained all of Huntington's Florida-related merchant business and increased its equity interest in HMS. This transaction resulted in a $24.5 million pre-tax, non-operating gain ($16.0 million after tax) in the third quarter of 2002. Huntington remains a nominal equity owner and, going forward, this transaction is not expected to have a material impact on Huntington's financial results.

SUMMARY DISCUSSION OF RESULTS

         Huntington reported third quarter 2002 net income of $98.1 million, or $0.41 per common share. This compares with net income of $42.6 million, or $0.17 per common share, in the year-ago third quarter, and $82.2 million, or $0.33 per common share, in the second quarter of 2002. Year-to-date net income in 2002 was $278.1 million, or $1.13 per common share, compared with $112.9 million, or $0.45 per common share, in the nine-month period a year ago.

         Third quarter 2002 operating earnings (see Basis of Discussion - Operating Earnings below) were $82.2 million, or $0.34 per common share, which excludes the $24.5 million pre-tax ($16.0 million after tax) gain on the restructuring of Huntington's ownership interest in HMS as mentioned above. These results were up 1% and 3%, respectively, from second quarter 2002 operating earnings of $81.7 million, or $0.33 per common share, and up 2% and 6%, respectively, compared with operating earnings of $80.9 million, or $0.32 per common share, in the third quarter a year ago. Prior period operating earnings exclude restructuring and special charges and the impact of the sale of the Florida banking operations and other non-operating items. Operating earnings for the first nine months of 2002 were $243.4 million, or $0.99 per common share, up 7% and 9%, respectively, from the comparable prior-year period operating earnings of $228.0 million, or $0.91 per common share.

         The primary contributing factors to the $1.3 million, or 2%, increase in operating net income from the year-ago third quarter were higher net interest income and non-interest income, the benefit of which was partially offset by higher provision for loan losses and non-interest expense. Net interest income increased $19.0 million, or 8%, resulting from a 6% increase in average earnings assets and a 2%, or 9 basis point, increase in the net interest margin to 4.26% from 4.17%. Non-interest income, excluding securities gains, increased $3.7 million, or 3%, reflecting increases in service charges on deposit accounts, other service charges and fees, and other income, offset by impairment on mortgage servicing rights of $6.6 million. The provision for loan losses increased $14.2 million, or 31% from the year-ago quarter. This increase was due to $7.6 million in higher net charge-offs supplemented by additional provision expense related primarily to the growth in loans. Non-interest expense increased $6.7 million, or 4%, primarily due to higher personnel costs. Income tax expense increased 2% reflecting the current quarter's higher level of net income.

         Return on average equity (ROE) for the third quarter of 2002 was 14.3%, up from 13.5% in the year-ago quarter. Reflecting the growth in assets, the return on average total assets (ROA) declined slightly to 1.26% from 1.30%. Huntington's efficiency ratio (which measures the dollars spent for dollars of revenue generated) improved to 53.1% from 54.0%.

BASIS OF DISCUSSION - OPERATING EARNINGS
         Reported results since the second quarter of 2001 have been significantly impacted by a number of non-operating items, primarily related to the strategic restructuring announced in July 2001 and the subsequent sale of the Florida banking operations in the first quarter of 2002. Therefore, to better understand comparable underlying trends and for decision-making purposes, management reviews and analyzes financial results on an operating basis, which leads to a better understanding of underlying trends absent the impact of revenue and costs of such non-operating items. As such, the Results of Operations discussion that follows is presented on an operating basis unless otherwise indicated. In addition to excluding the third quarter 2002 gain from the restructuring of Huntington's ownership interest in HMS, operating earnings in prior periods exclude the impact of restructuring and special charges, the gain from the sale of Florida banking operations and its related run-rate impact from prior periods, the related run-rate impact from the sale of Florida insurance operations, and other non-operating items.

         The table on the following page entitled Reconciliation of Reported Earnings to Operating Earnings reconciles reported results with operating results for the third quarter and first nine months of 2002 and 2001. The table on page 20 entitled Selected Quarterly Income Statement Data, excluding Florida Operations shows operating results beginning with the first quarter of 2001 through the current quarter. The Reconciliation of Reported Earnings to Operating Earnings table reflects total pre-tax restructuring and special charges for 2002 of $56.2 million. This presentation differs from the table presented in Note 7 to the unaudited consolidated financial statements because the table in Note 7 reflects only the pre-tax restructuring and special charges for 2002 related to the Florida operations of $32.7 million. Because the table in Note 7 was intended only to show the pro forma impact without the Florida operations, non-Florida related restructuring and special charges of $23.5 million remain included in the "Huntington Pro Forma Without Florida Operations" column of that table.

RESULTS OF OPERATIONS

         The Results of Operations discussion that follows is on an operating basis, except as otherwise stated. This is the same basis which management reviews and analyzes results to better understand underlying trends absent non-recurring revenue and cost items. (See Basis of Discussion - Operating Earnings above for an expanded discussion of operating results and reconciliation to reported results.)

-----------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF REPORTED EARNINGS TO OPERATING EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       GAIN ON SALE OF
                                                                                     FLORIDA OPERATIONS/
                                                                                        RESTRUCTURING
                                                                        REPORTED         AND OTHER         FLORIDA        OPERATING
(in thousands, except per share amounts)                                EARNINGS           ITEMS         OPERATIONS        EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
Net interest income                                                     $249,416                                          $249,416
Provision for loan losses                                                 60,249                                            60,249
Securities gains                                                           1,140                                             1,140
Non-interest income                                                      138,242        $  24,550       $     ---          113,692
Non-interest expense                                                     193,723              ---             ---          193,723
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                           134,826           24,550             ---          110,276
Income taxes                                                              36,703            8,593             ---           28,110
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                           $ 98,123        $  15,957       $     ---         $ 82,166
===================================================================================================================================
Net income per common share -- diluted                                  $   0.41        $    0.07       $     ---         $   0.34
===================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
Net interest income                                                     $734,100                        $   9,724         $724,376
Provision for loan losses                                                169,922                            5,186          164,736
Securities gains                                                           2,563                              ---            2,563
Non-interest income                                                      556,227        $ 199,894          13,343          342,990
Non-interest expense                                                     649,353           56,184          20,210          572,959
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                           473,615          143,710          (2,329)         332,234
Income taxes                                                             195,525          107,482            (804)          88,847
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                           $278,090        $  36,228       $  (1,525)        $243,387
===================================================================================================================================
Net income per common share -- diluted                                  $   1.13        $    0.15       $   (0.01)        $   0.99
===================================================================================================================================



FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Net interest income                                                     $249,787                        $  19,325         $230,462
Provision for loan losses                                                 49,559        $     ---           3,532           46,027
Securities gains                                                           1,059              ---             ---            1,059
Non-interest income                                                      129,397              ---          19,357          110,040
Non-interest expense                                                     279,707           50,817          41,836          187,054
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                            50,977          (50,817)         (6,686)         108,480
Income taxes                                                               8,348          (17,786)         (1,453)          27,587
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                           $ 42,629        $ (33,031)      $  (5,233)        $ 80,893
===================================================================================================================================
Net income per common share -- diluted                                  $   0.17        $   (0.13)      $   (0.02)        $   0.32
===================================================================================================================================
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Net interest income                                                     $740,944                        $  62,581         $678,363
Provision for loan losses                                                200,518        $  71,718          11,127          117,673
Securities gains                                                             634           (5,250)            ---            5,884
Non-interest income                                                      375,749              ---          58,275          317,474
Non-interest expense                                                     781,090           84,814         122,962          573,314
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                           135,719         (161,782)        (13,233)         310,734
Income taxes                                                              22,847          (56,624)         (3,313)          82,784
-----------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                           $112,872        $(105,158)      $  (9,920)        $227,950
===================================================================================================================================
Net income per common share -- diluted                                  $   0.45        $   (0.42)      $   (0.04)        $   0.91
===================================================================================================================================

                                       19

-----------------------------------------------------------------------------------------------------------------------------------
SELECTED QUARTERLY INCOME STATEMENT DATA, EXCLUDING FLORIDA OPERATIONS (1)

                                                             2002                                        2001
-------------------------------------------------------------------------------     -----------------------------------------------
(in thousands, except per share amounts)        THIRD       SECOND      FIRST         FOURTH       THIRD        SECOND      FIRST
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                           $249,416     $241,859     $233,101     $235,546     $230,462     $225,883    $222,018
Provision for loan losses                       60,249       53,892       50,595       54,281       46,027       41,937      29,709
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    189,167      187,967      182,506      181,265      184,435      183,946     192,309
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts             37,460       35,354       34,282       35,220       33,593       32,650      31,143
Trust services                                  14,997       16,247       15,096       14,679       14,816       14,431      13,670
Brokerage and insurance income                  13,943       14,967       14,587       15,066       13,943       13,185      12,232
Bank Owned Life Insurance income                11,443       11,443       11,676        9,560        9,560        9,561       9,560
Other service charges and fees                  10,837       10,529        9,118        9,582        9,547        9,383       8,415
Mortgage banking                                 6,289       10,725       19,644       15,049       13,859       17,672       9,238
Other                                           18,723       15,039       10,591       15,135       14,722       13,979      12,315
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL NON-INTEREST INCOME BEFORE
  SECURITIES GAINS                             113,692      114,304      114,994      114,291      110,040      110,861      96,573
Securities gains                                 1,140          966          457           89        1,059        2,747       2,078
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                      114,832      115,270      115,451      114,380      111,099      113,608      98,651
-----------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                107,477      103,589      104,320      100,076      101,866      103,707      99,296
Equipment                                       17,378       16,608       15,582       18,117       17,580       17,363      17,503
Outside data processing and other services      15,128       16,592       17,097       15,414       14,650       15,100      14,122
Net occupancy                                   14,815       14,642       14,771       15,251       14,481       13,755      15,568
Marketing                                        7,491        7,219        7,174        5,305        5,717        6,807       8,832
Professional services                            6,083        6,265        5,242        6,069        5,754        6,481       4,793
Telecommunications                               5,609        5,302        5,282        5,647        5,728        5,964       5,952
Printing and supplies                            3,679        3,671        3,519        3,511        3,693        3,688       4,098
Franchise and other taxes                        2,283        2,313        2,326        2,885        2,439        2,229       2,116
Amortization of intangible assets                  204          203          251        2,555        2,569        2,890       3,031
Other                                           13,576       13,781       13,487       12,599       12,577       14,459      18,506
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                     193,723      190,185      189,051      187,429      187,054      192,443     193,817
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                     110,276      113,052      108,906      108,216      108,480      105,111      97,143
Income taxes                                    28,110       31,344       29,393       28,631       27,587       29,509      25,688
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                    $ 82,166     $ 81,708     $ 79,513     $ 79,585     $ 80,893     $ 75,602    $ 71,455
===================================================================================================================================

NET INCOME PER COMMON SHARE - DILUTED         $   0.34     $   0.33     $   0.32     $   0.32     $   0.32     $   0.30    $   0.28

RETURN ON
   Average total assets                           1.26%        1.31%        1.30%        1.28%        1.30%        1.07%       1.15%
   Average total shareholders' equity             14.3%        14.0%        13.6%        13.4%        13.5%        12.6%       12.1%
Net interest margin (2)                           4.26%        4.30%        4.21%        4.26%        4.17%        4.03%       3.99%
Efficiency ratio                                  53.1%        53.2%        54.1%        52.7%        54.0%        56.0%       59.5%
Effective tax rate                                25.5%        27.7%        27.0%        26.5%        25.4%        28.1%       26.4%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                           $249,416     $241,859     $233,101     $235,546     $230,462     $225,883    $222,018
Tax Equivalent Adjustment (2)                    1,096        1,071        1,169        1,292        1,442        1,616       2,002
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                            250,512      242,930      234,270      236,838      231,904      227,499     224,020
Non-Interest Income                            114,832      115,270      115,451      114,380      111,099      113,608      98,651
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                 $365,344     $358,200     $349,721     $351,218     $343,003     $341,107    $322,671
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE EXCLUDING SECURITIES GAINS      $364,204     $357,234     $349,264     $351,129     $341,944     $338,360    $320,593
===================================================================================================================================

(1) Income component excludes after-tax Merchant Services gain of $16.0 million, the impact of the $56.7 million gain on sale of Florida operations in 1Q '02 and restructuring and special charges ($36.5 million in 1Q '02; $9.8 million in 4Q '01; $33.0 million in 3Q '01; $72.1 million in 2Q '01).

(2)  Calculated assuming a 35% tax rate.

NET INTEREST INCOME
         Net interest income was $249.4 million in the third quarter of 2002, up $19.0 million, or 8%, from the year-ago quarter reflecting growth in average earning assets, primarily loans, and the benefit of a higher net interest margin. Earning assets were $1.2 billion, or 6%, higher than in the same quarter a year ago. Average loans increased 7% after normalizing for residential real estate loan securitizations and the impact of Florida banking operations sold in the first quarter of 2002. Also contributing to the growth in net interest income was a 2%, or a 9 basis point, increase in the net interest margin to 4.26% from 4.17%. The increase in the net interest margin resulted from a substantial reduction in short-term interest rates that lowered Huntington's cost of funds in addition to the maturity in late 2001 of certain interest rate swaps that had negative spreads. Average core deposits were up 12% from the year-ago quarter, reflecting a 43% increase in money market and other interest-bearing deposits and a 4% increase in demand deposits. Growth in core deposits has been influenced, in part, by turbulence in the financial markets, but also by the success of deposit growth programs. (See page 22 for the net interest margin detail and average balance sheets.)

         Net interest income for the 2002 third quarter increased $7.6 million, or 3%, from the immediately preceding quarter. This resulted from a $797 million, or 4%, increase in average earning assets from growth in both loans and securities, offset by a 4 basis point decrease in the net interest margin to 4.26% from 4.30%. This decrease was driven by a flattening of the yield curve, lower yields on higher quality auto loan and leases originations, a growing residential mortgage portfolio with inherently lower spreads, prepayments of higher yielding mortgage loans, and the increasingly limited ability to lower deposit rates from already low historical absolute levels.

         Average loans for the recent three months increased 12% on an annualized basis from the second quarter of 2002. This growth rate is normalized for acquisitions, loan sales, and loan securitizations. During the third quarter of 2002, Huntington securitized $91 million of residential mortgage loans and retained these securities in its securities available for sale portfolio. Strong consumer loan generation continued to positively affect overall loan growth. Average residential mortgages grew $81 million, or 81% annualized, with average home equity loans and lines of credit up $151 million, or 18% annualized. This reflected continued strong demand for residential mortgages, refinancing activity, and the promotion of adjustable mortgage products by Huntington. In addition, average auto loans and leases increased 18% annualized, reflecting a new record level of quarterly production for the Dealer Sales line of business. Commercial real estate loans increased $93 million, or 10% annualized. These increases were partially offset by a decline in commercial loans of $112 million, or 8% annualized. Compared with the quarter a year ago, average loans were up 8%. Average core deposits for the third quarter of 2002 increased $381 million, or 10% annualized, from the second quarter, reflecting strong inflows in both interest bearing and non-interest bearing demand deposits. Within interest bearing deposits, money market accounts showed the strongest growth due to deposit growth programs and a liquidity preference for deposits by customers in response to a volatile equity market. Compared with the year-ago quarter, average core deposits were up 12%. Average rates paid on interest-bearing deposits declined 100 basis points to 2.22% from 3.22% in the third quarter of 2001 and declined 9 basis points from the 2002 second quarter.

         For the first nine months of 2002, net interest income was $724.4 million, up $46.0 million, or 7%, from the comparable period last year. This reflected a 20 basis point increase in the net interest margin to 4.26% from 4.06%, as average earning assets for the first nine months of 2002 were essentially unchanged from the first nine months a year ago. Comparisons of average earning assets, loans, investment securities, and deposits for the first nine months of 2002 versus the comparable year-ago period reflect the same factors that affected third quarter comparisons.

PROVISION FOR LOAN LOSSES
         The provision for loan losses is the expense necessary to maintain the allowance for loan losses (ALL) at a level adequate to absorb management's estimate of inherent losses in the total loan portfolio. Taken into consideration by management are such factors as current period net charge-offs, which are charged against the ALL, current period loan growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook and any anticipated impact on credit quality of existing loans, and other factors. The provision expense in the third quarter of 2002 was $60.2 million, up $14.2 million, or 31%, from the year-ago quarter. This increase was the result of higher levels of net charge-offs and loan growth. The September 30, 2002, ALL as a percent of period-end loans was 2.00%, significantly higher than 1.77% at the end of the third quarter last year. The allowance for loan losses as a percent of non-performing assets (NPAs) increased in the third quarter 2002 to 191% from 176% in the second quarter 2002 and 166% from the third quarter 2001. (See Credit Risk section for discussion of the ALL, Net charge-offs, and NPAs.)

         Provision expense in the third quarter was up $6.4 million, or 12%, from the second quarter of 2002 and exceeded net charge-offs by $16.5 million. Net charge-offs were $43.7 million in the recent three months compared with $44.9 million for the immediately preceding quarter. For the first nine months, the provision for loan losses was $164.7 million for 2002, up $47.1 million, or 40%, from $117.7 million in 2001, reflecting the same factors that affected third quarter comparisons.


----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED QUARTERLY NET INTEREST MARGIN DETAIL AND AVERAGE BALANCES

(in millions)
                                                              AVERAGE BALANCES                        AVERAGE RATES (3)
                                                ------------------------------------------  --------------------------------------
                                                            2002                2001                2002               2001
----------------------------------------------  ------------------------  ----------------  -------------------  -----------------
Fully Tax Equivalent Basis (1)                    THIRD  SECOND    FIRST   FOURTH    THIRD   THIRD SECOND FIRST  FOURTH    THIRD
------------------------------------------------------------------------------------------  --------------------------------------
ASSETS
Interest bearing deposits in banks              $    35  $    29  $    34  $    14  $    5   2.06%  2.44%  2.02%  2.09%     3.75%
Trading account securities                            7        6        5        8       8   4.95   5.37   2.79   3.59      3.83
Federal funds sold and securities purchased
   under resale agreements                           76       68       62       86      86   1.40   1.51   1.43   2.18      3.20
Mortgages held for sale                             267      174      381      433     344   6.57   7.07   6.51   6.64      7.18
Securities:
      Taxable                                     2,953    2,735    2,713    2,720   2,896   6.01   6.33   6.43   6.62      6.71
      Tax exempt                                    108       96      102      108     140   7.52   7.69   7.76   7.81      7.38
------------------------------------------------------------------------------------------  --------------------------------------
           Total Securities                       3,061    2,831    2,815    2,828   3,036   6.07   6.37   6.48   6.66      6.75
------------------------------------------------------------------------------------------  --------------------------------------
Loans:
     Commercial                                   5,502    5,614    5,661    5,751   5,946   5.46   5.50   5.37   5.81      6.93
     Real Estate
          Construction                            1,430    1,420    1,405    1,386   1,281   4.62   4.81   4.91   5.49      6.60
          Commercial                              2,316    2,233    2,196    2,081   2,034   6.16   6.36   6.66   6.88      7.58
     Consumer
           Auto leases - Indirect                 3,172    3,113    3,166    3,229   3,243   6.23   6.42   6.62   6.58      6.67
           Auto loans - Indirect                  2,793    2,597    2,560    2,489   2,445   7.75   7.98   7.98   8.29      8.61
           Home equity                            3,062    2,911    2,788    2,753   2,709   5.62   5.72   6.09   7.05      7.73
           Residential mortgage                   1,310    1,229      904      672     619   5.98   6.23   6.60   7.10      7.55
           Other loans                              404      413      424      446     459   7.41   7.47   7.64   8.26      8.04
------------------------------------------------------------------------------------------  --------------------------------------
           Total Consumer                        10,741   10,263    9,842    9,589   9,475   6.47   6.64   6.86   7.27      7.59
------------------------------------------------------------------------------------------  --------------------------------------
Total Loans                                      19,989   19,530   19,104   18,807  18,736   6.02   6.15   6.25   6.65      7.32
------------------------------------------------------------------------------------------  --------------------------------------
Allowance for loan losses / fees (2)                406      400      403      371     315   0.61   0.55   0.49   0.53      0.56
------------------------------------------------------------------------------------------  --------------------------------------
Net loans                                        19,583   19,130   18,701   18,436  18,421   6.63   6.70   6.74   7.18      7.88
------------------------------------------------------------------------------------------  --------------------------------------
Total earning assets                             23,435   22,638   22,401   22,176  22,215   6.52%  6.64%  6.68%  7.08%     7.69%
------------------------------------------------------------------------------------------  --------------------------------------
Cash and due from banks                             763      722      774      798     831
Intangible assets                                   202      213      210      211     215
All other assets                                  1,784    1,784    1,798    1,799   1,787
------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $25,778  $24,957  $24,780  $24,613 $24,733
==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits              $ 2,868  $ 2,739  $ 2,738  $ 2,824 $ 2,761
     Interest bearing demand deposits             5,269    4,920    4,362    4,014   3,687   1.77%  1.84%  1.79%  1.93%     2.73%
     Savings deposits                             2,766    2,808    2,830    2,863   2,923   1.81   1.83   1.85   2.08      3.04
     Other domestic time deposits                 4,167    4,218    4,097    4,123   4,127   4.40   4.61   4.99   5.18      5.52
------------------------------------------------------------------------------------------  --------------------------------------
          Total core deposits                    15,070   14,685   14,027   13,824  13,498   2.17   2.29   2.39   2.54      3.09
------------------------------------------------------------------------------------------  --------------------------------------
Domestic time deposits of $100,000 or more          777      852      959    1,008   1,053   3.29   2.82   2.91   4.66      4.70
Brokered time deposits and negotiable CDs           907      649      302      109     120   2.37   2.48   2.48   3.55      4.42
Foreign time deposits                               370      296      268      224     250   1.43   1.38   1.92   1.99      3.40
------------------------------------------------------------------------------------------  --------------------------------------
     Total deposits                              17,124   16,482   15,556   15,165  14,921   2.22   2.31   2.41   2.68      3.22
------------------------------------------------------------------------------------------  --------------------------------------
Short-term borrowings                             2,108    1,886    1,925    1,745   1,998   1.88   1.97   2.39   2.73      3.75
Medium-term notes                                 1,752    1,910    2,645    3,272   3,443   3.37   3.21   3.00   3.45      4.82
Federal Home Loan Bank advances                     228       14       17       17      17   2.04   5.97   6.10   6.10      6.10
Subordinated notes and other long-term debt,
   including preferred capital securities         1,215    1,215    1,215    1,166   1,167   3.99   4.03   4.12   4.94      5.17
------------------------------------------------------------------------------------------  --------------------------------------
     Total interest bearing liabilities          19,559   18,768   18,620   18,541  18,785   2.73%  2.82%  2.96%  3.37%     4.17%
------------------------------------------------------------------------------------------  --------------------------------------
All other liabilities                             1,073    1,107    1,052      887     812
Shareholders' equity                              2,278    2,343    2,370    2,361   2,375
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $25,778  $24,957  $24,780  $24,613 $24,733
==========================================================================================
Net interest rate spread                                                                     3.79%  3.82%  3.72%  3.71%     3.52%
Impact of non-interest bearing funds on margin                                               0.47   0.48   0.49   0.55      0.65
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                                          4.26%  4.30%  4.21%  4.26%     4.17%
==================================================================================================================================


(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Total loans with fees rate includes loan fees, whereas individual loan components above are shown exclusive of fees.

(3) Loan and deposit average rates include impact of applicable derivatives.

NON-INTEREST INCOME BEFORE SECURITIES GAINS
         Non-interest income, before securities gains, for the third quarter of 2002 was $113.7 million, up $3.7 million, or 3%, from the year-ago quarter despite a $7.6 million, or 55%, decline in mortgage banking income. This reduction in mortgage banking income reflected a $6.6 million impairment of mortgage servicing rights in the third quarter of 2002 and, to a lesser extent, a decision by management to retain a higher percentage of originated residential mortgage loans in the portfolio rather then sell the loans in the secondary market. Excluding mortgage banking income, third quarter 2002 non-interest income was up $11.2 million, or 12%, from the same period last year. The following table reflects non-interest income detail for the three and nine months ended September 30, 2002 and 2001:

-------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
-------------------------------------------------------------------------------------------------

(in thousands of dollars)                                  THREE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------
                                                       2002            2001             % CHANGE
-------------------------------------------------------------------------------------------------
Service charges on deposit accounts                  $  37,460     $   33,593             11.5%
Trust services                                          14,997         14,816              1.2
Brokerage and insurance income                          13,943         13,943              ---
Bank Owned Life Insurance income                        11,443          9,560             19.7
Other service charges and fees                          10,837          9,547             13.5
Mortgage banking                                         6,289         13,859            (54.6)
Other                                                   18,723         14,722             27.2
-------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS      113,692        110,040              3.3
Securities gains                                         1,140          1,059              7.7
-------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                          $ 114,832     $  111,099              3.4%
==================================================================================================


                                                            NINE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------
                                                       2002            2001             % CHANGE
-------------------------------------------------------------------------------------------------
Service charges on deposit accounts                  $ 107,096     $   97,386             10.0%
Trust services                                          46,340         42,917              8.0
Brokerage and insurance income                          43,497         39,360             10.5
Bank Owned Life Insurance income                        34,562         28,681             20.5
Other service charges and fees                          30,484         27,345             11.5
Mortgage banking                                        36,658         40,769            (10.1)
Other                                                   44,353         41,016              8.1
-------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME BEFORE SECURITIES GAINS      342,990        317,474              8.0
Securities gains                                         2,563          5,884            (56.4)
-------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                          $ 345,553     $  323,358              6.9%
=================================================================================================



         Most of the remaining non-interest income categories experienced growth from the year-ago quarter. This included a $3.9 million, or 12%, increase in deposit service charges driven primarily by growth in deposits, improvements in pricing structure, and higher corporate maintenance fees due to lower credit given for compensating balances. Trust services income was up slightly reflecting the positive impact of the acquisition of Haberer Registered Investment Advisors, Inc. (Haberer) in the second quarter of this year, offset partially by a decline in investment banking fees. Brokerage and insurance income was unchanged from the same quarter a year ago. Though retail investment sales in the third quarter of 2002 were up 36% from the same period last year, this $2.7 million benefit was offset by a $2.4 million decline in investment banking fees due to the weaker equity markets, as well as lower insurance fees. Other service charges and fees increased $1.3 million, or 14%, reflecting increased debit card transaction and ATM usage fees. Other non-interest income increased $4.0 million, or 27%, resulting from a combination of higher auto lease early termination fees, securitization income, trading profits, and letter-of-credit, collection and exchange fees.

         Non-interest income, excluding securities gains, was down $0.6 million, or 1%, from the second quarter of 2002. This reflected a $4.4 million decline in mortgage banking income as a result of the aforementioned impairment related to mortgage servicing rights. Excluding mortgage banking, non-interest income was up $3.8 million, or 4%, from the second quarter of 2002 driven primarily by a $2.1 million, or 6%, increase in deposit service charges due primarily to improvements in rate structures. Trust services income was down $1.3 million, or 8%, while brokerage and insurance income was down $1.0 million, or 7%. Both declines were driven by weak equity market conditions. Other non-interest income was up $3.7 million from the second quarter of 2002 reflecting an increase in income from trading activities and customer derivative sales.

         For the first nine months of 2002, non-interest income before securities gains was up $25.5 million, or 8% from the comparable year-ago period, reflecting the same factors that affected third quarter comparisons. Excluding mortgage banking income, non-interest income increased $29.6 million, or 11%.

SECURITIES GAINS
         Securities gains in the third quarter of 2002 were $1.1 million, comparable with the year-ago quarter and up slightly from the second quarter of 2002. For the first nine months of 2002, securities gains were $2.6 million, down from $5.9 million in the same period last year.

NON-INTEREST EXPENSE
         Non-interest expense in the third quarter of 2002 was up $6.7 million, or 4%, from the year-ago quarter. This included a $2.4 million decline in amortization of intangible assets from implementing SFAS No. 142, described more fully in Note 4 to the unaudited consolidated financial statements. The following table reflects non-interest expense detail for the three and nine months ended September 30, 2002 and 2001:

-----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
-----------------------------------------------------------------------------------------------------

(in thousands of dollars)                                    THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                        2002             2001             % CHANGE
----------------------------------------------------------------------------------------------------
Personnel costs                                      $ 107,477        $ 101,866               5.5%
Equipment                                               17,378           17,580              (1.1)
Outside data processing and other services              15,128           14,650               3.3
Net occupancy                                           14,815           14,481               2.3
Marketing                                                7,491            5,717              31.0
Professional services                                    6,083            5,754               5.7
Telecommunications                                       5,609            5,728              (2.1)
Printing and supplies                                    3,679            3,693              (0.4)
Franchise and other taxes                                2,283            2,439              (6.4)
Amortization of intangible assets                          204            2,569             (92.1)
Other                                                   13,576           12,577               7.9
----------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                         $ 193,723        $ 187,054               3.6%
====================================================================================================

----------------------------------------------------------------------------------------------------
                                                             NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
                                                        2002             2001             % CHANGE
----------------------------------------------------------------------------------------------------
Personnel costs                                      $ 315,386        $ 304,869               3.4 %
Equipment                                               49,568           52,446              (5.5)
Outside data processing and other services              48,817           43,872              11.3
Net occupancy                                           44,228           43,804               1.0
Marketing                                               21,884           21,356               2.5
Professional services                                   17,590           17,028               3.3
Telecommunications                                      16,193           17,644              (8.2)
Printing and supplies                                   10,869           11,479              (5.3)
Franchise and other taxes                                6,922            6,784               2.0
Amortization of intangible assets                          658            8,490             (92.2)
Other                                                   40,844           45,542             (10.3)
----------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                         $ 572,959        $ 573,314              (0.1)%
====================================================================================================



         Personnel costs for the third quarter of 2002 were up $5.6 million, or 6%, over the same three months last year. This reflected higher staffing in the Regional Banking line of business, particularly in the mortgage origination and credit workout areas. The increase was also due to higher production-related compensation supporting the levels of auto loan and lease production in the third quarter of 2002.

         The following table reflects the number of full-time equivalent staff at the end of each period shown. Approximately 1,200 full-time equivalent staff were associated with the Florida banking operations sold in the first quarter of 2002. The 225 full-time equivalent decrease in staff from March 31, 2002, to September 30, 2002, reflected planned staff reductions, primarily Florida-related operations support staff located outside the state of Florida that were not part of the banking operations sold.

---------------------------------------------------------------------------------------------------------------------
                                                                          2002                           2001
----------------------------------------------------------------------------------------------   --------------------
                                                              THIRD      SECOND        FIRST       FOURTH      THIRD
---------------------------------------------------------------------------------------------------------------------
Number of employees (full-time equivalent)
   Total Huntington                                           8,117       8,174         8,342       9,743       9,719
   Florida operations sold                                      ---         ---           ---       1,222       1,232
---------------------------------------------------------------------------------------------------------------------
   Huntington, excluding Florida operations sold              8,117       8,174         8,342       8,521       8,487
=====================================================================================================================

         Outside data processing and other services expense increased 3% from the prior year quarter, reflecting higher processing expenses related to Huntington's loan and deposit products. On a combined basis, occupancy and equipment costs were up slightly from the quarter a year ago. This reflected higher depreciation associated with new customer-delivery investments including a new on-line banking platform launched in the first quarter of this year, costs associated with the implementation of a new Customer Service System to assist personal bankers in branches in providing quicker and more comprehensive customer service, as well as enhanced product sales capabilities, and mainframe infrastructure upgrades. This higher depreciation for technology investments was partially offset by lower depreciation and building maintenance costs primarily related to planned branch consolidations. Marketing expense was up $1.8 million, or 31%, reflecting implementation of new company-wide marketing campaigns.

         Non-interest expense for the third quarter of 2002 was up a $3.5 million, or 2%, from the second quarter of this year driven by a $3.9 million increase in personnel costs, primarily related to building the Regional Banking line of business and increases related to higher production levels in Dealer Sales. Equipment and occupancy costs were up a combined $0.9 million. These increases were partially offset by a $1.5 million decrease in outside data processing and other services.

         For the first nine months of 2002, non-interest expense was down slightly over the same period last year. Increases in personnel costs and outside data processing and other services were more than offset by declines in the amortization of intangible assets and other non-interest expense. The prior year's other non-interest expense for nine months included a $4.2 million loss on $15 million of Pacific Gas & Electric commercial paper investment.

         The efficiency ratio, which expresses non-interest expenses (excluding amortization of intangible assets) as a percentage of revenues on a tax-equivalent basis (before gains on securities transactions), improved to 53.1% in the third quarter of 2002 from 54.0% in the year-ago quarter. The combination of the 7% increase in tax-equivalent revenues compared with the lesser 4% increase in non-interest expenses positively affected the efficiency ratio. The efficiency ratio was 53.2% in the second quarter of 2002.

INCOME TAXES
         The provision for income taxes in the third quarter of 2002 was $36.7 million on reported income before taxes and represented an effective tax rate of 27.2%. This compares to income taxes in the year-ago quarter of $8.3 million, or 16.4% of reported income before taxes.

         Huntington's income taxes on pre-tax operating earnings in the third quarter 2002 was $28.1 million, or 25.5%, essentially unchanged from $27.6 million, or 25.4%, in the same quarter last year, but down from $31.3 million, or 27.7%, in the second quarter of 2002. Each quarter, estimates of taxes for the full year are updated and adjustments to the year-to-date tax accruals are made. Such adjustments can result in fluctuations of quarterly effective tax rates. For the first nine months of 2002, the effective tax rate was 26.7%, essentially unchanged from 26.6% for the comparable 2001 period.


CREDIT RISK

         Credit risk exposure is managed through the use of consistent underwriting standards, policies that limit exposure to higher risk credits (e.g. highly leveraged transactions), and a strategy of diversification of exposure by industry sector or other concentrations. The credit administration function employs extensive credit risk management techniques, including forecasting, to ensure loans adhere to corporate policy and problem loans are promptly identified. The loss forecasting process is performed on a monthly basis to ensure that all changes in the portfolio's composition and performance are incorporated. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and take corrective actions on a proactive basis. Management has focused its commercial lending to customers with existing or expandable relationships with the Bank. As a result, outstanding shared national credits declined to $1.0 billion at September 30, 2002, from $1.4 billion at the same period-end last year.

LOAN COMPOSITION
         The following table shows the period-end reported loan portfolio by loan type and business segment, with the latter including a separate line indicating loans sold with the Florida banking operations in the first quarter of 2002:

-----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                             SEPTEMBER 30, 2002          DECEMBER 31, 2001            SEPTEMBER 30, 2001
-------------------------------------------------------------------------  ----------------------------  --------------------------
BY TYPE                                            BALANCE          %           BALANCE           %           BALANCE           %
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                                         $ 5,684         27.8         $ 6,439          29.8         $ 6,656          30.8
Commercial real estate                               3,769         18.4           3,976          18.4           3,858          17.9
-----------------------------------------------------------------------------------------------------------------------------------
     Total Commercial and
        Commercial Real Estate                       9,453         46.2          10,415          48.2          10,514          48.7
-----------------------------------------------------------------------------------------------------------------------------------
Consumer
     Auto leases - Indirect                          3,206         15.7           3,208          14.9           3,221          14.9
     Auto loans - Indirect                           2,907         14.2           2,883          13.3           2,885          13.4
     Home equity                                     3,135         15.3           3,582          16.6           3,521          16.3
     Residential mortgage                            1,355          6.6             971           4.5             859           4.0
     Other loans                                       400          2.0             543           2.5             584           2.7
-----------------------------------------------------------------------------------------------------------------------------------
     Total Consumer                                 11,003         53.8          11,187          51.8          11,070          51.3
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS                                       $20,456        100.0         $21,602         100.0         $21,584         100.0
===================================================================================================================================

BY BUSINESS SEGMENT
---------------------------------------------
 Regional Banking
    Central Ohio / West Virginia                   $ 4,778         23.4         $ 4,264          19.7         $ 4,348          20.1
    Northern Ohio                                    2,771         13.5           2,694          12.5           2,792          12.9
    Southern Ohio / Kentucky                         1,456          7.1           1,327           6.1           1,323           6.1
    West Michigan                                    1,826          8.9           1,837           8.5           1,851           8.6
    East Michigan                                    1,136          5.6             937           4.3             886           4.1
    Indiana                                            683          3.3             696           3.2             683           3.2
-----------------------------------------------------------------------------------------------------------------------------------
       Total Regional Banking                       12,650         61.8          11,755          54.3          11,883          55.0
-----------------------------------------------------------------------------------------------------------------------------------
 Dealer Sales                                        6,715         32.8           6,239          29.0           6,327          29.4
 Private Financial Group                               972          4.8             763           3.5             676           3.1
 Treasury / Other                                      119          0.6             122           0.6              60           0.3
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS EXCLUDING FLORIDA                      20,456        100.0          18,879          87.4          18,946          87.8
-----------------------------------------------------------------------------------------------------------------------------------
 Florida                                               ---          ---           2,723          12.6           2,638          12.2
-----------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS                                       $20,456        100.0         $21,602         100.0         $21,584         100.0
===================================================================================================================================

NET CHARGE-OFFS
         In the second quarter of 2001, as part of the strategic restructuring plan, a decision was make to exit the sub-prime automobile lending business, as well as truck and equipment lending business. At that time, special credit loss reserves were established to cover the inherent losses in those portfolios and against which related loan losses have been charged.

         Excluding charge-offs related to these exited businesses, net charge-offs in the third quarter of 2002 were $41.8 million and represented an annualized 0.83% of average loans. This was up from $28.9 million, or an annualized 0.62% of average loans, in the same quarter a year ago, but down slightly from $42.5 million, or an annualized 0.88% of average loans, in the second quarter of 2002.

         The $12.9 million increase in net charge-offs from the year-ago quarter was comprised of a $12.1 million increase in commercial and commercial real estate net charge-offs and a $0.8 million increase in consumer net charge-offs. The increase in commercial and consumer net charge-offs reflected the impact of the weakened economy. Auto lease and loan losses were $17.0 million for the recent three months compared with $15.7 million for the third quarter last year and $14.1 million for the immediately preceding quarter. Losses on home equity loans and lines of credit were $2.9 million, $3.8 million, and $3.1 million for the same respective periods.

         The following table reflects net charge-offs and annualized charge-offs as a percent of average loans by type of loan:

---------------------------------------------------------------------------------------------------------------------------
                                                                        2002                               2001
---------------------------------------------------------------------------------------------     -------------------------
(in thousands)                                           THIRD         SECOND         FIRST         FOURTH         THIRD
---------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS BY LOAN TYPE
Commercial                                             $ 16,808      $ 21,468       $ 16,092       $ 19,475        $ 8,755
Commercial real estate                                    4,085         2,037          3,723            867              3
---------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                             20,893        23,505         19,815         20,342          8,758
---------------------------------------------------------------------------------------------------------------------------

Consumer
   Auto leases                                           10,117         8,401         12,809         12,634         10,395
   Auto loans                                             6,869         5,733          8,888          8,474          5,351
---------------------------------------------------------------------------------------------------------------------------
      Total auto leases and loans                        16,986        14,134         21,697         21,108         15,746
---------------------------------------------------------------------------------------------------------------------------
   Home equity loans & lines of credit                    2,934         3,096          2,814          3,313          3,772
   Residential mortgage                                     123           555            104            370             93
   Other loans                                              907         1,225          1,098          1,388            527
---------------------------------------------------------------------------------------------------------------------------
      Total consumer                                     20,950        19,010         25,713         26,179         20,138
---------------------------------------------------------------------------------------------------------------------------
Total net charge-offs, excluding exited
   businesses                                            41,843        42,515         45,528         46,521         28,896
Net charge-offs related to exited businesses              1,857         2,385          3,748          3,628          7,186
---------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                  $ 43,700      $ 44,900       $ 49,276       $ 50,149       $ 36,082
===========================================================================================================================


NET CHARGE-OFFS AS A % OF AVERAGE LOANS
Commercial                                                 1.21%         1.53%          1.15%          1.34%          0.58%
Commercial real estate                                     0.43%         0.22%          0.42%          0.10%          0.00%
---------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                               0.90%         1.02%          0.87%          0.88%          0.38%
---------------------------------------------------------------------------------------------------------------------------

Consumer
   Auto leases                                             1.27%         1.08%          1.64%          1.55%          1.27%
   Auto loans                                              1.01%         0.92%          1.47%          1.43%          0.93%
---------------------------------------------------------------------------------------------------------------------------
      Total auto leases and loans                          1.15%         1.01%          1.57%          1.50%          1.13%
---------------------------------------------------------------------------------------------------------------------------
   Home equity loans & lines of credit                     0.38%         0.43%          0.41%          0.48%          0.55%
   Residential mortgage                                    0.04%         0.18%          0.05%          0.22%          0.06%
   Other loans                                             0.91%         1.22%          1.09%          1.29%          0.46%
---------------------------------------------------------------------------------------------------------------------------
      Total consumer                                       0.78%         0.75%          1.07%          1.10%          0.86%
---------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                      0.83%         0.88%          0.97%          0.99%          0.62%
===========================================================================================================================

Total Net Charge-offs - Including Exited
   Businesses                                              0.87%         0.92%          1.05%          1.06%          0.76%
===========================================================================================================================


         Despite a decline in consumer delinquencies in recent months and the continued positive impact from higher quality auto loan and lease originations over the last several quarters, management believes consumer net charge-offs could increase slightly in the next one or two quarters given the most recent increase in net charge-offs and normal seasonal patterns. Management made a decision approximately two years ago to strengthen the underwriting criteria and credit score mix of new auto loan and lease originations. Management's outlook for commercial net charge-offs is for gradual improvement into 2003. This expected improvement could be mitigated, however, if in the short run opportunities exist to accelerate the resolution of certain troubled credits.

NON-PERFORMING ASSETS
         Non-performing assets (NPAs) consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and commercial real estate loans stop accruing interest when collection of principal or interest is in doubt or generally when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due, unless the loan is secured by real estate.

         The following table summarizes NPAs at the end of each of the recent five quarters in addition to 90 day past due information, excluding NPAs and past due information related to the Florida operations:


--------------------------------------------------------------------------------------------------------------------------------
                                                                     2002                                       2001
--------------------------------------------------------------------------------------------------  ----------------------------
(in thousands)                                     THIRD            SECOND             FIRST            FOURTH           THIRD
--------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                   $ 147,392          $ 156,252         $ 162,959         $ 155,720       $ 143,132
   Commercial real estate                          47,537             45,795            43,295            45,180          37,772
   Residential mortgage                             8,488              8,776            11,896            11,086          10,923
--------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans                            203,417            210,823           218,150           211,986         191,827
Renegotiated loans                                     37              1,268             1,268             1,276           1,286
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                        203,454            212,091           219,418           213,262         193,113
Other real estate, net                             10,675             11,146             6,112             6,384           8,050
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                     $ 214,129          $ 223,237         $ 225,530         $ 219,646       $ 201,163
================================================================================================================================
Non-performing loans as a % of
   total loans                                       0.99%              1.08%             1.13%             1.13%           1.02%
Non-performing assets as a % of
   total loans and other real estate                 1.05%              1.14%             1.17%             1.16%           1.06%

ACCRUING LOANS PAST DUE 90 DAYS OR MORE         $  68,262          $  58,449         $  61,746         $  76,295       $  79,339
================================================================================================================================


         Total NPAs were $214.1 million at September 30, 2002, up from $201.2 million at the end of the same quarter last year, but down from $223.2 million at the end of the second quarter of this year. The overall increase in NPAs from a year ago was primarily due to the weakened Midwest economic environment, particularly in the manufacturing and service sectors. NPAs as a percent of total loans and other real estate were 1.05% at September 30, 2002, compared with 1.06% a year ago and 1.14% at June 30, 2002.

         Loans past due ninety days and still accruing interest at the end of the third quarter of 2002 were $68.3 million and represented 0.33% of total loans. This was down from $79.3 million, or 0.42% of total loans, at September 30, 2001, but up slightly from $58.4 million, or 0.30% of total loans, at the end of the second quarter this year. The following table reflects the change in NPAs for the recent five quarters, but in contrast to the data in the table above includes NPAs in the Florida operations to the date of their sale in the 2002 first quarter:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       2002                                      2001
----------------------------------------------------------------------------------------------------  ---------------------------
(in thousands)                                        THIRD           SECOND           FIRST             FOURTH           THIRD
---------------------------------------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD                                 $ 223,237        $225,530        $ 227,493         $ 210,061        $165,985
New non-performing assets                              47,219          73,002           74,446            85,986          94,990
Acquired                                                   56             ---              ---               ---             ---
Loan losses                                           (25,480)        (28,297)         (26,072)          (34,580)        (12,480)
Payments                                              (26,308)        (44,303)         (37,663)          (28,315)        (34,219)
Sales                                                  (4,154)         (2,358)          (8,925)(1)        (4,131)         (3,331)
Other                                                    (441)           (337)          (3,749)           (1,528)           (884)
---------------------------------------------------------------------------------------------------------------------------------
END OF PERIOD                                       $ 214,129        $223,237        $ 225,530         $ 227,493        $210,061
=================================================================================================================================

(1)  Includes $6.5 million related to the sale of the Florida operations.



         A major contributing factor to the decline in NPAs in the third quarter of 2002 was the significant decrease in new non-performing assets. New non-performing assets in the third quarter of 2002 totaled $47.2 million, down 35% from the 2002 second quarter level. Subsequent to the end of the 2002 third quarter, a company in the medical payments business, to whom Huntington has $30 million credit exposure, disclosed irregularities in one of their public securitizations. It is not yet clear what impact, if any, this will have on the credit risk or NPA status of this credit.

ALLOWANCE FOR LOAN LOSSES
         The ALL was $408.4 million at September 30, 2002, up from $334.8 million at the end of the third quarter of 2001, and $393.0 million at June 30, 2002. The ALL represented 2.00% of total loans at September 30, 2002, up from 1.77% at the end of the third quarter last year, but unchanged from June 30, 2002. The period-end ALL was 191% of NPAs at September 30, 2002, compared with 166% a year ago and 176% at June 30, 2002.

         The following table reflects the activity in the ALL for the recent five quarters, excluding the activity in the Florida operations and the ALL of $22.3 million related to $2.8 billion of loans sold in conjunction with the sale of Florida during the first quarter of 2002.

-----------------------------------------------------------------------------------------------------------------------------
                                                        2002                                                2001
-----------------------------------------------------------------------------------------  ----------------------------------
(in thousands)                                 THIRD           SECOND              FIRST           FOURTH             THIRD
-----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES,
   BEGINNING OF PERIOD                     $ 393,011         $ 386,053          $386,956         $ 334,827         $326,495
Loan losses                                  (56,591)          (57,482)          (60,191)          (60,110)         (45,063)
Recoveries                                    12,891            12,582            10,915             9,961            8,981
-----------------------------------------------------------------------------------------------------------------------------
   Net loan losses                           (43,700)          (44,900)          (49,276)          (50,149)         (36,082)
-----------------------------------------------------------------------------------------------------------------------------

Provision for loan losses                     60,249            53,892            50,595           104,281           46,027
Allowance of purchased loans                   1,264               ---               ---               ---              ---
Allowance of securitized loans                (2,446)           (2,034)           (2,222)           (2,003)          (1,613)
-----------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES,
   END OF PERIOD                           $ 408,378         $ 393,011          $386,053         $ 386,956         $334,827
=============================================================================================================================
Allowance for loan losses as a % of
   total loans                                  2.00%             2.00%             2.00%             2.05%            1.77%
Allowance for loan losses as a % of
   non-performing loans                          201%              185%              176%              181%             173%
Allowance for loan losses as a % of
   non-performing assets                         191%              176%              171%              176%             166%


         The provision for loan losses for the fourth quarter of 2001 included $50.0 million of charges to increase the loan loss reserve in light of the higher net charge-offs and non-performing assets experienced in the second six months of 2001 and the general deterioration evident in the economy.

         The ALL is allocated to each loan category based on expected losses. Expected losses are a function of the likelihood of default and the loss in the event of default. A continuous assessment of credit quality is based on portfolio risk characteristics and other relevant factors such as historical performance, internal controls, and impacts from mergers and acquisitions. For the commercial and commercial real estate credits, expected loss factors are assigned by credit grade at the individual loan level and are continuously reviewed for accuracy. The aggregation of these factors represents management's estimate of the inherent loss. The portion of the allowance allocated to the more homogeneous consumer loan segments is determined by developing expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends.

         Projected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan loss experience, current economic conditions, risk characteristics, and concentrations of various loan categories. Actual loss ratios experienced in the future, however, could vary from those projected as a loan's performance is a function of not only economic factors but also other factors unique to each customer. The dollar exposure could significantly vary from estimated amounts due to losses from large dollar single client exposures, industry, product, or geographic concentrations, or changes in general economic conditions. To ensure adequacy to a higher degree of confidence, a portion of the ALL is considered unallocated. While amounts are allocated to various portfolio segments, the total ALL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio. Unallocated reserves are based on levels of criticized/classified assets, delinquencies in the accruing loan portfolios, the level of non-performing loans, and general economic conditions and volatility. Total unallocated reserves were 14% and 11% at September 30, 2002 and 2001, respectively.

INTEREST RATE RISK MANAGEMENT

         Huntington seeks consistent income growth by managing the sensitivity of net interest income and the market value of the bank to changes in market interest rates. The Board of Directors and Asset and Liability Management Committee (ALCO) oversee financial risk management by establishing broad policies and specific operating limits that govern a variety of financial risks inherent in our operations, including liquidity, counterparty, settlement, and market risks.

         Market risk is the potential for declines in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is Huntington's primary market risk. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the rates on the bank's assets and liabilities, including the impact of embedded options.

         Interest rate risk management is a dynamic process that encompasses new business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish overall balance sheet objectives, Huntington regularly accesses money, bond, futures, and options markets, as well as trading exchanges. In addition, Huntington contracts with dealers in over-the-counter financial instruments for interest rate swaps. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with approved risk tolerances.

         Interest rate risk modeling is performed monthly. An income simulation model is used to measure the sensitivity of forecasted net interest income to changes in market rates. Market value risk (referred to as Economic Value of Equity, or EVE) is measured using a static balance sheet. The model used for these measurements takes into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. Moreover, the model incorporates the effects of embedded options, such as interest rate caps, floors, and call options, and accounts for changes in relationships among interest rates.

         The baseline scenario for the income simulation, with which all others are compared, is based on market interest rates implied by the shape of the prevailing yield curve. Alternative market rate scenarios are then employed to determine their impact on the baseline scenario. These include spot rates remaining unchanged for the entire measurement period; parallel rate shifts on both a gradual and immediate basis; as well as movements in rates that alter the shape of the yield curve. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the Prime rate.

         When evaluating short-term interest rate risk exposure, Huntington uses for its primary measurement a scenario that calls for a parallel shift of the yield curve with all rates increasing gradually by 200 basis points during the next year. At the end of the third quarter of 2002, that scenario would generate net interest income 0.5% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. That compares with a 1.3% decline in net interest income generated by the same 200 basis point scenario at the end of the second quarter. Management believes further declines in market rates would also put modest downward pressure on net interest income, resulting from the implicit floors in the bank's non-maturity deposits.

         Net interest income and the net interest margin have been adversely impacted in recent months by: (1) the flattening of the yield curve; (2) the lower net interest margin on the higher quality auto loan and lease originations; (3) the rapid growth of lower margin residential adjustable-rate mortgage loans retained on the balance sheet; (4) heavy repayments of residential mortgage loans and mortgage-backed securities; and (5) fixed-rate consumer loan repayments being reinvested at lower market rates. Net interest income will continue to be adversely affected by these factors, should they continue in the future.

         The bank's primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At September 30, 2002, the model indicated that such an increase in rates would be expected to reduce the EVE by 3.8% and compares with an estimated negative impact of 3.0% at June 30, 2002.

         The model is a useful but simplified representation of the bank's underlying risk profile. Simulations reflect choices of statistical techniques, functional forms, model parameters, and numerous uncertain assumptions. Nonetheless, experience has demonstrated and management believes that the model provides reliable guidance for measuring and managing interest rate sensitivity.

LIQUIDITY

         Effectively managing liquidity involves meeting the cash flow requirements of depositors and borrowers, as well as satisfying the operating cash needs of the organization to fund corporate expansion and other activities. ALCO establishes guidelines and regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. Furthermore, ALCO policies and/or guidelines ensure that wholesale funding sources are diversified in order to avoid concentration in any one market source. Management believes sufficient liquidity was available at the end of the recent quarter to meet estimated funding needs.

         Core deposits, which include non-interest bearing and interest bearing demand deposits, savings accounts, and other domestic time deposits including certificates of deposit under $100,000 and IRAs, satisfy a majority of Huntington's funding needs. Funding sources other than core deposits include the sale or borrowings against the investment securities portfolio, the securitization and sale of loans, the ability to acquire national market non-core deposits, collateralized borrowings such as Federal Home Loan Bank advances, and the issuance of notes and common and preferred securities in the capital markets.

         The following table shows the composition of deposits by type of deposit and by business segment, with the latter including a separate line indicating deposits sold with the Florida banking operations in the first quarter of 2002:

-----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                          SEPTEMBER 30, 2002            DECEMBER 31, 2001           SEPTEMBER 30, 2001
------------------------------------------------------------------------   ---------------------------   --------------------------
BY TYPE                                             BALANCE          %            BALANCE          %           BALANCE          %
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits
     Non-interest bearing                          $ 2,949         17.2          $ 3,635         18.0        $ 3,464         17.3
     Interest bearing                                5,204         30.4            5,723         28.4          5,302         26.4
Savings deposits                                     2,849         16.6            3,466         17.2          3,459         17.2
Other domestic time deposits                         4,071         23.8            5,868         29.1          6,035         30.1
-----------------------------------------------------------------------------------------------------------------------------------
     Total Core Deposits                            15,073         88.0           18,692         92.7         18,260         91.0
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of
   $100,000 or more                                    754          4.4            1,131          5.6          1,315          6.6
Brokered time deposits and
   negotiable CDs                                      979          5.7              138          0.7            129          0.6
Foreign time deposits                                  312          1.9              226          1.0            367          1.8
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                $17,118        100.0          $20,187        100.0        $20,071        100.0
===================================================================================================================================
BY BUSINESS SEGMENT
--------------------
Regional Banking
   Central Ohio / West Virginia                    $ 5,620         32.8          $ 5,217         25.8        $ 4,923         24.5
   Northern Ohio                                     3,552         20.7            3,256         16.1          3,190         15.9
   Southern Ohio / Kentucky                          1,346          7.9            1,291          6.4          1,336          6.7
   West Michigan                                     2,420         14.1            2,227         11.0          2,331         11.6
   East Michigan                                     1,938         11.3            1,895          9.4          1,968          9.8
   Indiana                                             658          3.8              578          2.9            558          2.8
-----------------------------------------------------------------------------------------------------------------------------------
      Total Regional Banking                        15,534         90.6           14,464         71.6         14,306         71.3
-----------------------------------------------------------------------------------------------------------------------------------
Dealer Sales                                            48          0.3               82          0.4             90          0.4
Private Financial Group                                773          4.5              717          3.6            757          3.8
Treasury / Other                                       763          4.6              256          1.3            325          1.6
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS EXCLUDING FLORIDA                    17,118        100.0           15,519         76.9         15,478         77.1
-----------------------------------------------------------------------------------------------------------------------------------
Florida                                                ---          ---            4,668         23.1          4,593         22.9
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                     $17,118        100.0          $20,187        100.0        $20,071        100.0
===================================================================================================================================


         The sale of the Florida operations required additional wholesale borrowings of $1.2 billion, after receipt of the premium on deposits sold. To help mitigate this funding, management actively grew core deposits over the last twelve months to reduce its dependence on non-core funding. To further enhance liquidity, Huntington initiated a $6 billion domestic bank note program in April of 2002 and has subsequently utilized this program that replaced an older facility of the same size. In addition to the domestic bank note program, Huntington has a $2 billion Euronote program and a medium-term note program issued from Huntington's parent company.

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

         Shareholders' equity declined $12 million during the third quarter of 2002 from the end of the previous quarter and $77 million from December 31, 2001, and $65 million from September 30, 2001. Increases to shareholders' equity reflecting higher net earnings, equity issued for acquisitions, and the positive mark to market of securities available for sale for 2002 was more than offset by dividends of $117.7 million, and repurchases of common shares of $294.3 million. Activity related to shareholders' equity can be found on page 5 of this report. Average shareholders' equity in the third quarter of 2002 declined a modest 3% and 4% from the second quarter of 2002 and the third quarter of 2001, respectively.

         In February 2002, the Board of Directors authorized a new share repurchase program for up to 22 million shares and cancelled an earlier authorization. Repurchased shares will be reserved for reissue in connection with dividend reinvestment and employee benefit plans as well as for acquisitions and other corporate purposes. Through the end of September 2002, 15 million shares of common stock had been repurchased through open market and privately negotiated transactions.

         During the third quarter of 2002, Huntington acquired LeaseNet Group, Inc. (LeaseNet), a $90 million leasing company located in Dublin, Ohio. Huntington paid cash to LeaseNet shareholders and reissued 835,035 shares of its common stock, all of which were purchased in the open market prior to the acquisition. During the second quarter of 2002, Huntington acquired Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm with approximately $500 million in assets under management. Huntington paid cash to Haberer shareholders and reissued 202,695 shares of its common stock, all of which were purchased in the open market prior to the acquisition.

         Cash dividends that were declared in the third and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes) were as follows:

--------------------------------------------------------------------------------------
                                         2002                         2001
-----------------------------------------------------------   ------------------------
                            THIRD       SECOND       FIRST      FOURTH      THIRD
--------------------------------------------------------------------------------------
High                        $20.430     $21.770     $20.310     $17.490     $19.280
Low                          16.000      18.590      16.660      14.510      15.150
Close                        18.190      19.420      19.700      17.190      17.310
Average Closing Price        19.142      20.089      18.332      16.269      17.696
Cash dividends declared     $  0.16     $  0.16     $  0.16     $  0.16     $  0.16



         The ratio of average equity to average assets in the third quarter of 2002 was 8.84% versus 9.60% a year ago. On a year to date basis, the ratio of average equity to average assets was 9.26% and 9.55% for the first nine months of 2002 and 2001, respectively.

         On a reported basis, tangible period-end equity to period-end assets, which excludes intangible assets, was 8.00% at the end of September 2002, up significantly from 6.08% a year earlier, but down from 8.51% at the end of June 2002. The change in the tangible equity to asset ratio from the year-ago period reflected the capital generated from the sale of the Florida operations offset by the subsequent share repurchase program in the first nine months of 2002. Management estimates the continuation of the share repurchase program in the last quarter of 2002 at current repurchase levels would reduce the ratio to a range of 7.50% to 7.75% by year-end 2002. Management has previously indicated its intent to maintain a minimum tangible equity to asset ratio of 6.50%

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's

Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, and risk-adjusted assets for the recent five quarters were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                 2002                                          2001
------------------------------------------------------------------------------------------------  ----------------------------
(in millions)                                           THIRD           SECOND          FIRST         FOURTH          THIRD
-----------------------------------------------------------------------------------------------------------------------------
Total Risk-Adjusted Assets                             $26,343        $ 25,309       $ 24,954       $ 27,896       $ 27,757

Tier 1 Risk-Based Capital Ratio                           9.14%           9.72%         10.26%          7.24%          6.97%
Total Risk-Based Capital Ratio                           12.10%          12.75%         13.40%         10.29%         10.13%
Tier 1 Leverage Ratio                                     9.42%           9.94%          9.72%          7.41%          7.10%


         As Huntington is supervised and regulated by the Federal Reserve, The Huntington National Bank, Huntington's bank subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.


LINES OF BUSINESS

         Below is a brief description of each line of business and a discussion of the business segment results. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense. Financial information and a full description of each line of business can also be found in Note 10 to the unaudited consolidated financial statements along with a reconciliation of reported earnings to operating earnings. (See Basis of Discussion - Operating Earnings above for an expanded discussion of operating results and reconciliation to reported results.)

         The following tables within each segment show performance on this basis for the three and nine month periods ending September 30, 2002 and 2001.

REGIONAL BANKING
         Regional Banking provides products and services to retail, business banking, and corporate customers.

----------------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2002              2001                2002              2001
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                                     $ 146,580          $ 155,901           $ 438,762         $485,654
Provision for Loan Losses                                        31,534             18,749              90,349           36,678
Non-Interest Income                                              76,616             81,899             239,073          234,847
Non-Interest Expense                                            148,635            152,837             447,251          460,712
----------------------------------------------------------------------------------------------------------------------------------
     Income before Taxes                                         43,027             66,214             140,235          223,111
Income Taxes                                                     15,059             23,175              49,082           78,089
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                              $  27,968          $  43,039           $  91,153         $145,022
===================================================================================================================================


         Regional Banking operating income in the third quarter of 2002 was $28.0 million, compared with $43.0 million for the same quarter a year ago. This decline reflected higher provision for loan losses as well as lower revenue (lower net interest income and non-interest income), which was offset partially by reduced expenses.

         Net interest income was down $9.3 million, or 6%, reflecting a decline in the internal funding credit paid for this segment's deposits. Regional Banking is a net funds provider to the Bank's other business segments since its deposits exceed its loans. As such, in a declining interest rate environment, net interest income in Regional Banking is typically lower due to reduced credits attributed to deposits. Average balances of residential mortgage loans and home equity loans and lines of credit increased 65% and 21%, respectively, from the year-ago quarter. In addition, commercial real estate loans (including construction loans) were up 6% while commercial loans declined 3% from the year-ago quarter. Average total deposits were up approximately $974 million in the current quarter, or 7%, from the same period a year ago, and up $307 million, or 2%, versus the second quarter of 2002.

         The provision for loan losses for the third quarter of 2002 increased $12.8 million, or 68%, over the same quarter last year. Net charge-offs in the third quarter of 2002 were $24.7 million. This compared to $12.6 million for the prior year's third quarter. The provision expense also increased due to higher loan growth in the recent quarter compared to the same period a year ago.

         Non-interest income was down $5.3 million, or 6%, from the third quarter of last year, due primarily to a decline in Mortgage Banking income. Mortgage Banking income declined 56% from the year-ago quarter due to a $6.6 million impairment related to mortgage servicing rights and, to a lesser extent, a decision by management to retain a higher percentage of originated residential mortgage loans in the portfolio rather then sell the loans in the secondary market. Excluding the decline in Mortgage Banking income, non-interest income in the third quarter of 2002 was up 11%. This increase was primarily due to increases in deposit account service charges (personal 32% and corporate 21%) and a 16% increase in debit card transaction and ATM fees.

         Non-interest expense declined $4.2 million, or 3%, from the third quarter of 2001. This decline was driven primarily by decreases in equipment and depreciation expense of $1.3 million, and outside processing and appraisal services of $1.1 million. Partially offsetting these declines were increases in personnel costs and travel expenses for generation of new business.

         Regional Banking contributed 57% of total revenues in the third quarter of 2002 and represented 62% of total loans and 91% of total deposits at September 30, 2002.

DEALER SALES
         Dealer Sales product offerings pertain to the automobile lending sector and include indirect consumer loans and leases, as well as floor plan financing.

--------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                        2002            2001             2002              2001
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                                      $60,918        $56,245          $167,508         $ 162,700
Provision for Loan Losses                                       25,860         26,154            69,330            80,995
Non-Interest Income                                              6,822          6,332            15,348            21,469
Non-Interest Expense                                            19,678         18,378            56,315            50,767
--------------------------------------------------------------------------------------------------------------------------
     Income before Taxes                                        22,202         18,045            57,211            52,407
Income Taxes                                                     7,771          6,315            20,024            18,342
--------------------------------------------------------------------------------------------------------------------------
Operating income                                               $14,431        $11,730          $ 37,187         $  34,065
==========================================================================================================================



         Dealer Sales operating earnings were $14.4 million in the third quarter of 2002, an increase of $2.7 million, or 23%, from the same period last year. This increase was attributed to higher revenues, particularly net interest income, and to improved credit quality, offset in part by increased levels of non-interest expense.

         Net interest income was $60.9 million in the third quarter of 2002, up $4.7 million, or 8%, from the year-ago quarter. This increase was attributed to a 4% increase in average loan and lease balances as well as an improved net interest margin. Originations of indirect auto loans and leases exceeded $1.1 billion in the recent three months versus $985 million in the third quarter of 2001. The provision for loan losses decreased $0.3 million from $26.2 million for the third quarter of 2001 to $25.9 million for 2002. Auto related net charge-offs totaled $18.9 million during the third quarter of 2002, down from $23.2 million during the year-ago quarter. Despite some seasonally higher net charge-offs, this improvement reflected stronger underwriting practices for auto loan and lease originations that commenced in late 2000. The benefit from improved charge-off levels was mostly offset by a $4.0 million increase in the provision expense attributed to loan growth. Excluding the impact of loan losses and balances related to businesses that Huntington exited last year, net charge-offs were $17.0 million and $16.0 million for the third quarter of 2002 and 2001. Total average loans and leases increased $280 million in the third quarter of 2002 compared to $5 million in the year-ago third quarter. Non-interest income increased $0.5 million, or 8%, from the third quarter of 2001, reflecting higher levels of income from securitized loans and fees and other income from terminated lease contracts. Non-interest expense increased $1.3 million, or 7%, reflecting increased personnel and other costs primarily associated with higher production and servicing levels, increased lease residual value insurance costs, and increased costs associated with enhance technological capabilities.

         Dealer Sales contributed 18% of the operating earnings and 17% of operating revenues for the third quarter of 2002 and represented 33% of total loans outstanding at September 30, 2002.

PRIVATE FINANCIAL GROUP (PFG)
            PFG provides an array of products and services designed to meet the needs of Huntington's higher wealth customers.

-----------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
-----------------------------------------------------------------------------------------------
(in thousands of dollars)               2002           2001             2002           2001
-----------------------------------------------------------------------------------------------
Net Interest Income (FTE)             $ 8,784        $ 9,115          $25,634        $25,918
Provision for Loan Losses               2,855          1,124            5,057            ---
Non-Interest Income                    18,475         14,600           58,311         48,218
Non-Interest Expense                   18,849         13,645           56,919         54,954
-----------------------------------------------------------------------------------------------
     Income before Taxes                5,555          8,946           21,969         19,182
Income Taxes                            1,944          3,132            7,678          6,714
-----------------------------------------------------------------------------------------------
Operating income                      $ 3,611        $ 5,814          $14,291        $12,468
===============================================================================================



         PFG's earnings for the third quarter of 2002 were $3.6 million, down from $5.8 million for the quarter ended September 30, 2001. Most of this decline was due to an increase in provision for loan losses based primarily on higher loan growth during the recent quarterly period.

         While average loans grew 38% to $920 million and average deposits grew 32% to $821 million from the third quarter of 2001, net interest income was down 4% driven by a shift in product mix combined with increased margin compression, particularly on consumer loans, reflective of lower consumer mortgage loan rates. Rate and product mix changes caused the net interest margin to decline from 4.89% for the third quarter last year to 3.60% for the recent three-month period.

         Non-interest income for the 2002 third quarter was $18.5 million, up from $14.6 million a year ago. This increase resulted primarily from higher revenue from the sale of annuity products. Insurance revenue was up $0.2 million for this year's third quarter, or 10% from the same period last year, largely due to increased revenue from the title insurance business reflective of increased mortgage loan refinancing activity. Trust services income increased $0.2 million, or 1%, from the year-ago period as the increased revenue resulting from the second quarter 2002 Haberer acquisition offset the decline in revenue from adverse equity market conditions.

         Non-interest expense was $18.8 million for the third quarter 2002 compared with $13.6 million for the quarter last year. This increase was primarily due to increased sales commissions and other personnel costs. The increased sales commissions was attributable to the generation of additional revenue, while the other personnel costs reflected the Haberer acquisition, new private banking hires in selected markets that assisted in driving the loan and deposit growth, and additional investment sales associates that helped produce the increased annuity sales volume.

            In order to analyze line of business results that are more customer-focused, a portion of PFG's brokerage and insurance revenue and non-interest expense are allocated to the line of business assisting in the sale or providing the business referral. Therefore, while PFG is still responsible for the management of these products, the line of business results reflected in the table above exclude $10.1 million and $10.7 million of allocated revenue and $6.9 million and $8.0 million of allocated expenses for the third quarter of 2002 and 2001, respectively.

         PFG contributed 7% of total revenues in the recent quarter and represented 5% of both total loans and total deposits at September 30, 2002.

TREASURY / OTHER
         The Treasury / Other segment absorbs unassigned assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

-------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                       2002            2001              2002             2001
-------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                                      $34,230        $10,643            $ 95,808        $  9,151
Provision for Loan Losses                                          ---            ---                 ---             ---
Non-Interest Income                                             12,919          8,268              32,821          18,824
Non-Interest Expense                                             6,561          2,194              12,474           6,881
-------------------------------------------------------------------------------------------------------------------------
     Income before Taxes                                        40,588         16,717             116,155          21,094
Income Taxes                                                     4,432         (3,593)             15,399         (15,301)
-------------------------------------------------------------------------------------------------------------------------
Operating income                                               $36,156        $20,310            $100,756        $ 36,395
=========================================================================================================================


         Treasury / Other reported operating income of $36.2 million in the third quarter of 2002, up $15.8 million from the year-earlier quarter. This primarily reflected the reduction in transfer pricing credits allocated to Regional Banking for its deposits, the maturity in late 2001 of $2 billion of interest rate swaps that had significant negative spreads, and the benefit of lower short-term interest rates, particularly with the steeper yield curve.

         Non-interest income was $12.9 million compared with $8.3 million in the quarter a year ago reflecting the slightly higher gains from securities transactions in the current quarter, increased Bank Owned Life Insurance income, and revenue from trading activities. Non-interest expense in the third quarter of 2002 increased $4.4 million. This reflected higher unallocated outside services and processing, equipment and occupancy, and telecommunication expenses, partially offset by lower unallocated personnel costs and a $2.4 million decline in the amortization of intangibles arising from the implementation of SFAS No. 142.

         Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate is lower and, as a result, Treasury / Other reflects the reconciling items to the statutory tax rate in its Income taxes.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and qualitative disclosures for the current period are found beginning on page 30 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's 2001 Annual Report.


ITEM 4.   CONTROLS AND PROCEDURES

         On November 4, 2002, Huntington carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (CEO) along with the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the CEO along with the CFO concluded that Huntington's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to Huntington (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

         There have been no significant changes in Huntington's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

PART II.  OTHER INFORMATION

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 2. Changes in securities and use of proceeds

          (c)     Unregistered shares

                  In conjunction with the Agreement and Plan of Merger associated with the April 1, 2002, acquisition by Huntington of Haberer Registered Investment Advisors, Inc., a Cincinnati-based registered investment advisory firm with approximately $500 million in assets under management ("Haberer"), Huntington issued 202,695 unregistered shares of Huntington common stock, without par value, to shareholders of Haberer on April 1, 2002. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

                  In conjunction with Agreement and Plan of Merger associated with the September 19, 2002, acquisition by Huntington of LeaseNet Group, Inc., a $90 million leasing company located in Dublin, Ohio ("LeaseNet"). Huntington issued 835,085 unregistered shares of Huntington common stock, without par value, to three shareholders of LeaseNet on September 19, 2002. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.  (i)(a).     Articles of Restatement of Charter,
                                  Articles of Amendment to Articles of
                                  Restatement of Charter, and Articles
                                  Supplementary - previously filed as
                                  Exhibit 3(i) to Annual Report on Form
                                  10-K for the year ended December 31,
                                  1993, and incorporated herein by
                                  reference.

                      (i)(b). Articles of Amendment to Articles of Restatement of Charter - previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

                                  This amendment increased the number of
                                  authorized shares of Huntington
                                  Bancshares Incorporated.

                      (ii). Amended and Restated Bylaws as of July 16, 2002 - previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

                                  The July 2002 amendment to the Bylaws
                                  amended the age restrictions of
                                  nominating directors.

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


                  10.      Material contracts:

                           (a)*     Second Amendment to the Amended and
                                    Restated 1999 Long-Term Incentive
                                    Compensation Plan for Huntington Bancshares
                                    Incorporated, effective for performance
                                    cycles beginning after January 1, 1999.

                           (b)* Schedule identifying material details of Executive Agreements, substantially similar to Exhibits 10 (b) and 10 (c) to Form 10-K for the year ended December 31, 2001.

                  99.1.    Earnings to Fixed Charges

                  99.2     Chief Executive Officer Certification

                  99.3     Chief Financial Officer Certfication

         (b)      Reports on Form 8-K

                  1. A report on Form 8-K, dated July 18, 2002, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the second quarter ended June 30, 2002.

                  2. A report on Form 8-K, dated August 14, 2002, was filed under report item numbers 7 and 9, concerning the submission on August 14, 2002, to the SEC of sworn statements of each of the Principal Executive Officer, Thomas E. Hoaglin, and the Principal Financial Officer, Michael J. McMennamin, of Huntington Bancshares Incorporated pursuant to Securities and Exchange Commission Order No. 4-460.



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



                       Huntington Bancshares Incorporated
                       ----------------------------------
                                  (Registrant)




Date:    November 14, 2002        /s/ Thomas E. Hoaglin
                                  ------------------------------------------
                                      Thomas E. Hoaglin
                                      Chairman, Chief Executive Officer and
                                      President




Date:    November 14, 2002        /s/ Michael J. McMennamin
                                  -------------------------------------------
                                      Michael J. McMennamin
                                      Vice Chairman, Chief Financial Officer and
                                      Treasurer (Principal Financial Officer)

                                  CERTIFICATION


I, Thomas E. Hoaglin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huntington Bancshares Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
      ------------------

                                               /s/ Thomas E. Hoaglin
                                               ---------------------------
                                                   Thomas E. Hoaglin
                                                   Chief Executive Officer

                                  CERTIFICATION


I, Michael J. McMennamin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huntington Bancshares Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
      ------------------

                                           /s/ Michael J. McMennamin
                                           -----------------------------------
                                               Michael J. McMennamin
                                               Chief Financial Officer