Form 10-K
period 2002-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2003-03-20
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
       [X] Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                          Commission File Number 0-2525

                       HUNTINGTON BANCSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)



        MARYLAND                                     31-0724920
-------------------------------                      ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH                 43287
--------------------------------------------------------         ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002, determined by using a per share closing price of $19.42, as quoted by NASDAQ on that date, was $5,007,762,672. As of February 28, 2003, 230,832,180 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

     Parts I and II of this Form 10-K incorporates by reference certain information from the registrant's 2002 Annual Report to Shareholders. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2003 Annual Shareholders' Meeting.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

Part I.

     Item 1.      Business                                                                   3

     Item 2.      Properties                                                                 15

     Item 3.      Legal Proceedings                                                          15

     Item 4.      Submission of Matters to a Vote of Security Holders                        15

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters      15

     Item 6.      Selected Financial Data                                                    16

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  16

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                 16

     Item 8.      Financial Statements and Supplementary Data                                16

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                       16

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                         16

     Item 11.     Executive Compensation                                                     16

     Item 12.     Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                            16

     Item 13.     Certain Relationships and Related Transactions                             16

     Item 14.     Controls and Procedures                                                    17

Part IV.

     Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K           17

Signatures                                                                                   18

Certifications                                                                               19-20

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------
                                     Part I
                                     ------

ITEM 1: BUSINESS

         Huntington Bancshares Incorporated (Huntington), incorporated in Maryland in 1966, is a diversified, multi-state financial holding company. Huntington is headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. At December 31, 2002, Huntington's bank subsidiary had 161 banking offices in Ohio, 115 banking offices in Michigan, 30 banking offices in West Virginia, 22 banking offices in Indiana, 12 banking offices in Kentucky, 3 private banking offices in Florida (the bank subsidiary's other banking offices in Florida were sold in February
2002), and one foreign office in the Cayman Islands and Hong Kong, respectively. The Huntington Mortgage Company (a wholly owned subsidiary) had loan origination offices during 2002 in the Midwest and on the East Coast. Beginning in 2003, these offices will function as offices of a division of the bank subsidiary as a result of the merger of the mortgage company into the bank subsidiary at the end of 2002. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2002, Huntington and its subsidiaries had 8,177 full-time equivalent employees.

         A discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis of Financial Condition and Results of Operations on page 63 of the 2002 Annual Report to Shareholders, and is incorporated herein by reference. The financial statement results can be found in Note 25 of the Notes to Consolidated Financial Statements on page 107 of the 2002 Annual Report to Shareholders, and is incorporated herein by reference.

         Huntington competes on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms. Competition is intense in most of the markets served by Huntington and its subsidiaries. Mergers between and the expansion of financial institutions both within and outside Ohio have provided significant competitive pressure in major markets. Since 1995, when federal interstate banking legislation became effective that made it permissible for bank holding companies in any state to acquire banks in any other state, and for banks to establish interstate branches (subject to certain limitations by individual states), actual or potential competition in each of Huntington's markets has intensified. Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, also competes with Huntington's business. Finally, financial services reform legislation enacted in November 1999 (see Gramm-Leach-Bliley Act of 1999 (GLB Act) below) eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation permits bank holding companies that elect to become financial holding companies to engage in a broad range of financial activities, including securities and insurance activities as defined by the GLB Act, and to affiliate with both securities and insurance firms. Correspondingly, it permits both securities and insurance firms to engage in banking activities under specified conditions. The same legislation allows banks to have financial subsidiaries that may engage in certain activities not otherwise permissible for banks.

         As part of a comprehensive strategic and financial restructuring plan (the Plan) adopted in July 2001 to refocus its operations on core activities in the Midwest, Huntington consummated the sale of its Florida banking operations in February 2002, and its Florida insurance operation, J. Rolfe Davis Insurance Agency, Inc., in July 2002. The Plan also included the consolidation of numerous non-Florida branch offices as well as credit-related and other actions to strengthen its financial performance including the use of some of the excess capital to repurchase outstanding common shares.

REGULATORY MATTERS

         To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to such statutory or regulatory provisions.

GENERAL

          As a financial holding company, Huntington is subject to examination and supervision by the Board of Governors of the Federal Reserve System (FRB). Huntington is required to file with the FRB reports and other information regarding its business operations and the business operations of its subsidiaries. It is also required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank.

         Pursuant to the GLB Act, however, Huntington may engage in, or own or control companies that engage in, any activities determined by the FRB to be financial in nature or incidental to activities financial in nature, or complementary to financial activities, provided that such complementary activities do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act designated various lending, advisory, insurance underwriting, securities underwriting, dealing and market-making, and merchant banking activities (as well as those activities previously approved for bank holding companies by the
FRB) as financial in nature, and authorized by the FRB, in coordination with the Office of the Comptroller of the Currency (OCC), to determine that additional activities are financial in nature or incidental to activities that are financial in nature. Except for the acquisition of a savings association, Huntington may commence any new financial activity with notice to the FRB within 30 days subsequent to the commencement of the new financial activity.

         Huntington's national bank subsidiary is subject to examination and supervision by the OCC. Its deposits are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC). Huntington's nonbank subsidiaries are also subject to examination and supervision by the FRB (or, in the case of nonbank subsidiaries of the national bank subsidiary, by the OCC), and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

         In addition to the impact of federal and state regulation, the bank and nonbank subsidiaries of Huntington are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

HOLDING COMPANY STRUCTURE

         Huntington has one national bank subsidiary and numerous nonbank subsidiaries. See Exhibit 21 for a list of Huntington's subsidiaries. The national bank subsidiary is subject to affiliate transaction restrictions under federal law, which limit the transfer of funds by the subsidiary bank to the parent and any nonbank subsidiary of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual nonbank subsidiary of the parent are limited in amount to 10% of the subsidiary bank's capital and surplus and, with respect to such parent together with all such nonbank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.

         In December 2002, the FRB issued Regulation W, a comprehensive regulation to govern affiliate transactions. The new regulation replaces an extensive collection of prior FRB interpretations and informal FRB staff guidance.

         The FRB has a policy to the effect that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength policy, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. This capital injection may be required at times when Huntington may not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

DIVIDEND RESTRICTIONS

         Dividends from Huntington's subsidiary bank are the primary source of funds for payment of dividends to Huntington's shareholders. In the year ended December 31, 2002, Huntington declared cash dividends to its shareholders of $154.8 million. There are, however, statutory limits on the amount of dividends that Huntington's subsidiary bank can pay to Huntington without regulatory approval.

         Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2003 of approximately $161.5 million plus an additional amount equal to its net profits during 2003.

         If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FRB and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

FDIC INSURANCE

         Huntington's bank subsidiary is classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory and is therefore not obliged under current FDIC assessment practices to pay deposit insurance premiums, either on its deposits insured by the BIF or on that portion of its deposits acquired from savings and loan associations and insured by the Savings and Loan Association Insurance Fund (SAIF). Although not currently subject to FDIC assessments for insurance premiums,the bank subsidiary is required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

         The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF or the SAIF. Since 2001, the FDIC has been conducting a comprehensive review of the deposit insurance system to study alternatives for pricing, funding, and coverage.

CAPITAL REQUIREMENTS

         The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company's capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. Huntington's subsidiary bank is subject to substantially similar capital requirements.

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

         The FRB and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the FRB's rules the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company's capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.

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

         In late 2001, bank regulatory agencies amended capital requirements effective for December 31, 2002, for recourse and direct credit substitutes, other than financial standby letters of credit subject to the low-level exposure rule and residual interests involved in securitization transactions subject to a dollar-for-dollar capital requirement. The amendment requires maintenance of institution-specific amounts representing its "maximum contractual dollar amount of exposure" for residual interests in securitization transactions in risk-weighted assets when calculating risk-based capital ratios. For Huntington, the amendment reduced its Tier 1 risk-based and total risk-based capital ratios by approximately 25 basis points.

         In early 2002, bank regulatory agencies established special minimum capital requirements for equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution's over-all exposure to equity investments increases as a percentage of its Tier 1 capital.

         Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as the measures described below under "Prompt Corrective Action" as applicable to under-capitalized institutions.

         As of December 31, 2002, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were 8.69%, 11.60%, and 8.89%, respectively. As of December 31, 2002, Huntington's bank subsidiary also had capital in excess of the minimum requirements.

         The risk-based capital standards of the FRB, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank's capital adequacy will include an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal banking regulatory authorities to take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well-capitalized, adequately-capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized.

         An institution is deemed to be "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately-capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a "well-capitalized" institution. An institution that does not meet one or more of the "adequately-capitalized" tests is deemed to be "under-capitalized". If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be "significantly under-capitalized". Finally, an institution is deemed to be "critically under-capitalized" if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

         FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company if the depository institution would thereafter be under-capitalized. Under-capitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an under-capitalized institution fails to submit an acceptable plan, it is treated as if it is significantly under-capitalized. Significantly under-capitalized institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately-capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically under-capitalized institutions may not, beginning 60 days after becoming critically under-capitalized, make any payment of principal or interest on their subordinated debt. In addition, critically under-capitalized institutions are subject to appointment of a receiver or conservator within 90 days of becoming critically under-capitalized.

         Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiary to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's bank subsidiary had $1,092.8 million of brokered deposits at December 31, 2002.

GRAMM-LEACH-BLILEY ACT OF 1999

         The United States Congress in 1999 enacted major financial services modernization legislation, known as the "Gramm-Leach-Bliley Act of 1999" (GLB
Act), which was signed into law on November 12, 1999. Under the GLB Act, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a "financial holding company", a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company's depository subsidiaries must all be both well-capitalized and well managed, and must be meeting their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the FRB and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000, and Huntington became a financial holding company on March 13, 2000.

         Financial holding company powers relate to "financial activities" that are determined by the FRB, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the FRB to be closely related to banking.

         National and state banks are permitted under GLB Act (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions.

Federal bank regulatory agencies continued to issue a variety of proposed, interim, and final rules during the year 2002 for the implementation of the GLB Act.

RECENT REGULATORY DEVELOPMENTS

         During 2002, banking regulators adopted new regulations expanding the scope of measures to combat money laundering in the wake of the terrorist events of September 11, 2001, and imposed more stringent affiliate transaction restrictions that would treat financial subsidiaries or other bank subsidiaries engaging in bank impermissible activities as affiliates for purposes of the restrictions. Possible authority for financial holding companies to engage in real estate brokerage and property management services remained under consideration by banking regulators. It is not possible at present to assess the likelihood of adoption of final regulations granting such authority.

         The federal budget for 2004, published in early 2003, proposed changes in the federal deposit insurance program. If enacted, the changes would (a) remove the current prohibition on the charging of FDIC deposit insurance premiums to well-capitalized institutions when the insurance fund's reserve ratio is 1.25% or greater of insurable deposits, so that such institutions, if they rapidly expand deposits, could be made to compensate the insurance fund appropriately; (b) give the FDIC greater flexibility in restoring the insurance fund's reserve ratio if it falls below 1.25%, instead of the current requirement for restoration within one year or a minimum 23 basis points premium for all institutions if the ratio is below 1.25% for more than one year; and (c) merge the currently separate BIF and the SAIF, with the objective of creating a stronger and more diversified fund. It is not possible at present to predict if any or all of these proposals will be enacted, or, if enacted, what their effect will be on Huntington.

BUSINESS RISKS

         Huntington, like all other financial companies, is subject to a number of risks, many of which are outside of Huntington's control. Huntington's management strives to limit those risks while maximizing profitability. Among the risks that Huntington assumes are: (1) credit risk, which is the risk that loan and lease customers or other counterparties to Huntington will be unable to perform their contractual obligations to Huntington, (2) market risk, or the risk that the cost of Huntington's interest sensitive liabilities increase more rapidly (or decrease less rapidly) than the yield on Huntington's interest sensitive assets, (3) liquidity risk, which is the risk that Huntington and its bank subsidiary will have insufficient cash or access to cash in order to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from the inadequate or failed internal processes, people and systems, or from external events.

         In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact Huntington's business, future results of operations, and future cash flows.

HUNTINGTON EXTENDS CREDIT TO A VARIETY OF CUSTOMERS BASED ON INTERNALLY SET STANDARDS AND THE JUDGMENT OF MANAGEMENT. HUNTINGTON MANAGES THE CREDIT RISK IT TAKES THROUGH A PROGRAM OF UNDERWRITING STANDARDS THAT IT FOLLOWS, THE REVIEW OF CERTAIN CREDIT DECISIONS, AND AN ON-GOING PROCESS OF ASSESSMENT OF QUALITY OF THE CREDIT IT HAS ALREADY EXTENDED. THERE CAN BE NO ASSURANCE THAT HUNTINGTON'S CREDIT STANDARDS AND ITS ON-GOING PROCESS OF CREDIT ASSESSMENT WILL PROTECT HUNTINGTON FROM SIGNIFICANT CREDIT LOSSES.

         Huntington takes credit risk by virtue of funding loans and leases, purchasing non-governmental securities, extending loan and lease commitments and letters of credit, and being counterparties to off-balance sheet financial instruments such as interest rate and foreign exchange derivatives.

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans adhere to corporate policy and problem loans are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. Beginning in 2002, management focused its commercial lending to customers with existing or potential relationships within Huntington's primary markets. Also in 2002, Huntington initiated a company-wide project to revise its internal risk grading system for commercial and commercial real estate credits. The company migrated from a single grading to a dual risk grading system that measures the probability of default and loss in event of default separately. The new dual risk grading system allows Huntington to be significantly more specific in the risk assessment process. This dual grading process is an industry standard and management believes that this change positions Huntington to continue the focus on improving credit quality.

         Concentration of credit risk generally arises with respect to loans when a number of loans have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. Huntington's borrowers, however, do not represent a particular concentration of similar business activity.

         There can be no assurance that Huntington's credit standards and its on-going process of credit assessment will protect Huntington from significant credit losses.

HUNTINGTON'S LOANS AND DEPOSITS ARE FOCUSED IN FIVE STATES AND ADVERSE ECONOMIC CONDITIONS IN THOSE STATES, IN PARTICULAR, COULD NEGATIVELY IMPACT RESULTS FROM OPERATIONS, CASH FLOWS, AND FINANCIAL CONDITION.

         Huntington's customers with loan and/or deposit balances at December 31, 2002, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans and deposits in these states, in the event of adverse economic conditions in these states, Huntington could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans than if the loans were more geographically diversified. Adverse economic conditions and other factors may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

         Additionally, loans in these five states may be subject to a greater risk of default than other comparable loans. In the event of adverse economic, political, or business developments or natural hazards that may affect these states, the continued financial stability of a borrower and the borrower's ability to make loan principal and interest payments may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy.

CHANGES IN INTEREST RATES COULD NEGATIVELY IMPACT HUNTINGTON'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Huntington's results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments, loans, and leases) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond management's control may also affect interest rates. If Huntington's interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

         At December 31, 2002, 54.6% of Huntington's earning assets, as measured by the aggregate outstanding principal amount of loans, amortized cost of securities available for sale, and the carrying value of other earning assets, bore interest at adjustable rates or are expected to mature or reprice within one year. The remainder bore interest at fixed rates. Fixed-rate loans increase Huntington's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease these risks associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Huntington's results of operations could be negatively impacted.

         The forward yield curve at December 31, 2002, implied a 150 basis point increase in short-term interest rates by the end of 2003. The results of Huntington's recent sensitivity analysis indicated that net interest income would be 0.7% lower during the next twelve months if interest rates were 200 basis points higher at the end of that period than implied by the forward yield curve at December 31, 2002. Only the 200 basis point increasing rate scenario was modeled because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At the end of the prior year, net interest income was estimated to be 1.3% lower during the subsequent twelve months if interest rates were 200 basis points higher than the level implied by forward rates in twelve months. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

         Net interest income and the net interest margin have been adversely impacted in recent months by: (1) the flattening of the yield curve; (2) the lower yield on the higher quality automobile loan and lease originations; (3) the rapid growth of lower margin residential adjustable-rate mortgage loans retained on the balance sheet; (4) high repayments of residential mortgage loans and mortgage-backed securities; and (5) fixed-rate consumer loan repayments being reinvested at lower market rates. Future net interest income will also be adversely affected by these factors, should they continue.

         Changes in interest rates also can affect the value of loans and other interest-earning assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington's ability to realize gains on the sale of assets. A portion of Huntington's earnings results from transactional income. Examples of this type of earnings result from gains on sales of loans and leases and gains on sales of real estate. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington's results of operations and cash flows.

         Although fluctuations in market interest rates are neither completely predictable nor controllable, Huntington's Asset and Liability Management Committee periodically monitors Huntington's interest rate sensitivity position and oversees its financial risk management by establishing policies and operating limits.

IF HUNTINGTON IS UNABLE TO BORROW FUNDS THROUGH ACCESS TO CAPITAL MARKETS, IT MAY NOT BE ABLE TO MEET THE CASH FLOW REQUIREMENTS OF ITS DEPOSITORS AND BORROWERS, OR MEET THE OPERATING CASH NEEDS OF HUNTINGTON TO FUND CORPORATE EXPANSION AND OTHER ACTIVITIES.

         Huntington's Asset and Liability Committee (ALCO) establishes guidelines and regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. The Bank's ALCO establishes policies and monitors guidelines to diversify the Bank's wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (FHLB), which provides funding through advances to its members that are collateralized with mortgage-related assets.

         Huntington maintains a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity should they be needed. These sources include the sale and securitization of loans, the ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow through the Federal Reserve's discount window.

         If Huntington were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact Huntington's financial condition, its results of operations, cash flows, and its level of regulatory-qualifying capital.

HUNTINGTON HAS SIGNIFICANT COMPETITION IN BOTH ATTRACTING AND RETAINING DEPOSITS AND IN ORIGINATING LOANS.

         Competition is intense in most of the markets Huntington serves. Huntington competes on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, and brokerage firms. In addition, Internet banking, offered both by established traditional institutions and by start-up Internet-only banks, constitutes another significant form of competitive pressure. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. For example, financial services reform legislation enacted in 1999 eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation, among other things, permits securities and insurance firms to engage in banking activities under specified conditions.

MANAGEMENT MAINTAINS INTERNAL OPERATIONAL CONTROLS AND HUNTINGTON HAS INVESTED IN TECHNOLOGY TO HELP IT PROCESS LARGE VOLUMES OF TRANSACTIONS. HOWEVER, THERE CAN BE NO ASSURANCE THAT HUNTINGTON WILL BE ABLE TO CONTINUE PROCESSING AT THE SAME OR HIGHER LEVELS OF TRANSACTIONS. IF HUNTINGTON'S SYSTEM OF INTERNAL CONTROLS SHOULD FAIL TO WORK AS EXPECTED, IF ITS SYSTEMS WERE TO BE USED IN AN UNAUTHORIZED MANNER, OR IF EMPLOYEES WERE TO SUBVERT THE SYSTEM OF INTERNAL CONTROLS, SIGNIFICANT LOSSES TO HUNTINGTON COULD OCCUR.

         Huntington processes numerous transactions on a daily basis and is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from Huntington's operations, including, but not limited to, the risk of fraud by employees or persons outside Huntington, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

         Huntington establishes and maintains systems of internal operational controls that provide management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. Huntington has also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, Huntington experiences losses from operational risk, including the effects of operational errors, which are recorded as non-interest expense.

         Management believes that its current system of internal controls is effective. While management continually monitors and improves its system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that Huntington will not suffer such losses in the future.

THE EXTENDED DISRUPTION OF VITAL INFRASTRUCTURE COULD NEGATIVELY IMPACT HUNTINGTON'S BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION.

         Huntington's operations depend upon, among other things, its infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington's control could have a material adverse impact on the financial services industry as a whole and on Huntington's business, results of operations, cash flows, and financial condition in particular.

HUNTINGTON COULD EXPERIENCE LOSSES ON ITS RESIDUAL VALUES RELATED TO ITS AUTOMOBILE LEASE PORTFOLIO.

         Huntington has a $3.2 billion automobile lease portfolio, which includes $1.7 billion in residual value at December 31, 2002. This portfolio inherently has residual value risk. Residual value risk arises when the market price of the leased vehicle at the end of the lease is below Huntington's recorded residual value. This may occur as a result of a decline in used car prices, subsequent changes in residual values published by Automotive Lease Guide (ALG), the industry source Huntington utilizes to track used car values, or a combination of both.

         In late 2000, Huntington purchased residual value insurance on its leased automobiles. The insurance policies insure any difference that may exist between the recorded residual value and the fair value of the automobile at the end of the lease term as evidenced by Auto Lease Guide Black Book valuations. These policies provide first dollar loss coverage on the entire automobile lease portfolio at October 1, 2000, and have a cap on insured losses of $120 million. Insured losses on new automobile lease originations from October 2000 to April 2002 were capped at $50 million and there is no cap on losses for new automobile lease originations from May 2002 through April 2005, when the current policies expire.

         Insurance does not cover residual losses below ALG Black Book value. That situation usually occurs when the automobile has excess wear and tear and/or excess mileage not reimbursed by the lessor. At December 31, 2002, there is a reserve of $20.2 million available to cover this risk.

         Management believes these policies and the recorded reserve are sufficient to cover all expected losses, however, there is no guarantee that the combined purchased insurance and this reserve will be sufficient to cover all potential residual losses associated with Huntington's automobile lease portfolio.

NEW, OR CHANGES IN EXISTING, TAX, ACCOUNTING, AND REGULATORY LAWS, REGULATIONS, RULES, STANDARDS, POLICIES, AND INTERPRETATIONS COULD SIGNIFICANTLY IMPACT STRATEGIC INITIATIVES, RESULTS OF OPERATIONS, CASH FLOWS, AND FINANCIAL CONDITION.

         The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant Federal and state banking regulations that affect Huntington are described in this report under the heading "Regulatory Matters." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax planning, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Huntington, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board, to respond by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on Huntington's business and results of operations; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact Huntington.

THE OCC MAY IMPOSE DIVIDEND PAYMENT AND OTHER RESTRICTIONS ON THE HUNTINGTON NATIONAL BANK (THE BANK), HUNTINGTON'S BANK SUBSIDIARY, WHICH WOULD IMPACT HUNTINGTON'S ABILITY TO PAY DIVIDENDS TO ITS SHAREHOLDERS OR REPURCHASE ITS STOCK.

         The OCC is the primarily regulatory agency that examines the Bank and its activities. Under certain circumstances, including any determination that the Bank's activities constitute an unsafe and unsound banking practice, the OCC has the authority by statute to restrict the Bank's ability to transfer assets, to make distributions to its shareholder, and to redeem preferred securities.

         Under applicable statutes and regulations, dividends by a national bank may be paid out of current or retained net profits, but a national bank is prohibited from declaring a cash dividend on shares of its common stock out of net profits until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until certain amounts from net profits are transferred to the surplus fund. Moreover, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred securities.

         Payment of dividends could also be subject to regulatory limitations if the Bank became under-capitalized for purposes of the OCC prompt corrective action regulations. Under-capitalized is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. The Bank's inability to pay dividends to Huntington would negatively impact Huntington's ability to pay dividends to its shareholders or to repurchase its stock.

         At December 31, 2002, the Bank was in compliance with all regulatory capital requirements. As of that date, total risk-based capital was 10.24%, Tier 1 risk-based capital was 6.40%, and Tier 1 leverage capital was 6.62%. Management intends to maintain the Bank's capital ratios in excess of the well-capitalized levels under the OCC's regulations. Management cannot guarantee, however, that it will be able to keep the capital ratios for the Bank in excess of well-capitalized levels.

THE FEDERAL RESERVE BOARD MAY REQUIRE HUNTINGTON TO COMMIT CAPITAL RESOURCES TO SUPPORT ITS BANK SUBSIDIARY.


         The FRB, which examines Huntington, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company's bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's results of operations and cash flows.

         Management does not foresee the need to make capital injections to its subsidiary bank under the source of strength doctrine in the foreseeable future.

HUNTINGTON'S ACQUISITIONS MAY NOT MEET INCOME EXPECTATIONS AND/OR COST SAVINGS LEVELS OR MAY NOT BE INTEGRATED WITHIN TIMEFRAMES ORIGINALLY ANTICIPATED. HUNTINGTON MAY ENCOUNTER UNFORESEEN DIFFICULTIES, INCLUDING UNANTICIPATED INTEGRATION PROBLEMS AND BUSINESS DISRUPTION IN CONNECTION WITH ITS ACQUISITIONS. ACQUISITIONS COULD ALSO DILUTE STOCKHOLDER VALUE AND ADVERSELY AFFECT OPERATING RESULTS.

         Huntington may acquire or make investments in other businesses, technologies, services or products. The process of integrating any acquired business, technology, service or product into its operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, Huntington may be unable to identify, negotiate, or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses.

IF EITHER OF HUNTINGTON'S REAL ESTATE INVESTMENT TRUST (REIT) AFFILIATES FAIL TO QUALIFY AS A REIT, HUNTINGTON WILL BE SUBJECT TO A HIGHER CONSOLIDATED EFFECTIVE TAX RATE.

         Huntington Preferred Capital, Inc. (HPCI) and Huntington Preferred Capital II, Inc. (HPC-II) operate as REITs for federal income tax purposes. HPCI and HPC-II are consolidated subsidiaries of Huntington that were established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to their shareholders. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code. Two specific provisions are an income test and an asset test. At least 75% of a REIT's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property. Additionally, at least 75% of a REIT's total assets must be represented by qualifying real estate assets. At December 31, 2002, HPCI had qualifying assets of 89% and qualifying income of 79% for 2002. At the same date, HPC-II had qualifying assets of 79% and qualifying income of 89% for 2002.

         If these REIT affiliates fail to meet any of the required provisions for REITs, HCPI or HPC-II will no longer qualify as a REIT and the resulting tax consequences would increase Huntington's effective tax rate.

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

HUNTINGTON'S FINANCIAL STATEMENTS CONFORM WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (GAAP), WHICH REQUIRE MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT AMOUNTS REPORTED IN THE FINANCIAL STATEMENTS. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         The preparation of Huntington's financial statements requires management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or changes in those estimates that are likely to occur period to period. Huntington's financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to Huntington's results of operations or financial condition.

IF HUNTINGTON'S CREDIT RATING WERE DOWNGRADED, ITS ABILITY TO ACCESS FUNDING SOURCES MAY BE NEGATIVELY IMPACTED OR ELIMINATED AND HUNTINGTON'S LIQUIDITY AND THE MARKET PRICE OF ITS COMMON STOCK COULD BE ADVERSELY IMPACTED.

         At December 31, 2002, Huntington's and the Bank's credit ratings are as follows:

                                              Senior
                                             Unsecured           Subordinated           Short
                                               Notes                 Notes              Term
         Moody's Investors Service
                  Huntington                     A2                   A3                  P1
                  The Bank                       A1                   A2                  P1

         Standard & Poor's Corporation
                  Huntington                     A-                  BBB+                 A2
                  The Bank                       A                    A-                  A1

         Fitch Ratings
                  Huntington                     A                    A-                  F1
                  The Bank                       A                    A-                  F1

         Huntington relies on certain funding sources such as large corporate deposits, public fund deposits, federal funds, Euro deposits, FHLB advances, and bank notes. Although not contractually tied to credit ratings, Huntington's ability to access these funding sources may be impacted by negative changes in Huntington's credit ratings. In the case of public funds or FHLB advances, a credit downgrade also may trigger a requirement that Huntington pledge additional collateral against outstanding borrowings.

         A downgraded credit rating by any of the three credit rating agencies could negatively affect Huntington's common stock price and the timing of the pass through of cash flows from obligors to its securitization trusts would be accelerated. In addition, if the unsecured senior debt of the Bank falls below BBB+ or Baa1, a Servicer Downgrade Event automatically occurs, which will trigger an early amortization event in Huntington largest securitization. At that point, Huntington would no longer be permitted to sell additional loans to the trust.

         Huntington currently provides letters of credit for approximately $600 million of taxable and tax-exempt notes and bonds. Huntington Capital Corporation (HCC), a consolidated subsidiary of Huntington, acts as the remarketing agent for approximately $500 million of the outstanding issues. These obligations are currently owned by a variety of money market funds that have the right to put these bonds back to HCC for remarketing every seven days. A lower credit rating could impact HCC's ability to remarket these instruments. A short-term rating downgrade may cause these obligations to be put back to HCC for subsequent remarketing or inclusion into HCC holdings. Letter of credit issuance for the purpose of credit enhancement of bond issues may be impacted.

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this Form 10-K.

AVAILABLE INFORMATION

         Huntington makes available free of charge on its Internet website, www.huntington.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, in portable document format (PDF) typically within three business days after Huntington electronically files such reports with, or furnishes them to, the SEC. Huntington does not provide the reports on its website on the same day it electronically files such reports with, or furnishes them to, the SEC because Huntington desires to provide the reports on its website in portable document format (PDF) and its current provider typically needs three business days to convert the reports into PDF and post them on Huntington's website. During the period between the date on which Huntington electronically files a report with, or furnishes it to, the Securities and Exchange Commission and the date on which Huntington posts the PDF of the report on its website, Huntington will provide an electronic or paper copy of such report free of charge upon request.

ITEM 2: PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building's total office space available, Huntington leases approximately 39 percent. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a 470,000 square foot Business Service Center in Columbus, Ohio, which serves as Huntington's primary operations and data center; The Huntington Mortgage Group's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by Huntington's Regional and Private Financial Group lines of business. The Dealer Sales line of business is primarily located in a three-story office building located in Columbus Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases.

         In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 52 of our current locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

ITEM 3: LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 20 of Notes to Consolidated Financial Statements on page 101 of the 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     Part II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol "HBAN". The stock is listed as "HuntgBcshr" or "HuntBanc" in most newspapers. As of February 28, 2003, Huntington had 29,894 shareholders of record.

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in Table 30 entitled "Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data" on page 70 of the 2002 Annual Report to Shareholders, and is incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" above and in Notes 15 and 23 of Notes to Consolidated Financial Statements on pages 93 and 105, respectively, of the 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 6:  SELECTED FINANCIAL DATA

         Information required by this item is set forth in Table 1 on page 34 of Huntington's 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is set forth on pages 35 through 70 of Huntington's 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is set forth on pages 58 through 62 of Huntington's 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth on page 72 (independent auditor's report) and pages 73 through 111 (consolidated financial statements and notes) and on page 69 (selected quarterly income statements) of Huntington's 2002 Annual Report to Shareholders, and is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    Part III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 2 through 4 under the caption "Executive Officers of the Corporation" on page 19, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of Huntington's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

         Information required by this item is set forth under the caption "Executive Compensation" on pages 10 through 18 and under the caption "Compensation of Directors" on pages 6 through 9 of Huntington's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is set forth under the caption "Ownership of Voting Stock" on pages 8 and 9 and in a table entitled "Plan Benefits" on page 21 of Huntington's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is set forth under the caption "Transactions With Directors and Executive Officers" on pages 6 and 7 and under the caption "Compensation Committee Interlocks and Insider Participation" on page 15 of Huntington's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 14:  CONTROLS AND PROCEDURES

         On January 15, 2003, Huntington carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, each of the CEO and CFO concluded that Huntington's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to Huntington (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

         There have been no significant changes in Huntington's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

                                     Part IV
                                     -------

ITEM 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The report of independent auditors and consolidated financial statements appearing in Huntington's 2002 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8.

                                                                                                Annual
                                                                                             Report Page
                                                                                             -----------

           Independent Auditor's Report                                                          72

           Consolidated Balance Sheets as of December 31, 2002 and 2001                          73

           Consolidated Statements of Income for the years ended
              December 31, 2002, 2001 and 2000                                                   74

           Consolidated Statements of Changes in Shareholders Equity
              For the years ended December 31, 2002, 2001 and 2000                               75

           Consolidated Statements of Cash Flows for the years ended
              December 31, 2002, 2001 and 2000                                                   76

           Notes to Consolidated Financial Statements                                         77 - 111

     (2) Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

     (3) The exhibits required by this item are listed in the Exhibit Index on pages 21 through 24 of this Form 10- K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(t) in the
          Exhibit Index.

(b) During the quarter ended December 31, 2002, Huntington filed three Current Reports on Form 8-K and one Current Report on Form 8-K/A. The first 8-K report, dated October 16, 2002, was filed under Items 5 and 7, concerning the retirement of Mr. Don Conrad from the Huntington Bancshares Incorporated Board of Directors. The second 8-K report, dated October 17, 2002, filed under Items 5 and 7, and the 8-K/A report, dated October 17, 2002, filed under Items 5 and 7, reported Huntington's results of operations for the quarter and nine months ended September 30, 2002. The third 8-K report, dated November 13, 2002, was filed under Item 5, provided guidance on the non-performing asset levels expected for the fourth quarter 2002.

(c)  The exhibits to this Form 10-K begin on page 21.

(d)  See Item 15(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2003.

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


                                                       By:  /s/ John D. Van Fleet
                                                            -----------------------------------------------
                                                            John D. Van Fleet
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March, 2003.



/s/ Raymond J. Biggs  *
--------------------------------------------         --------------------------------------------
Raymond J. Biggs                                     Robert H. Schottenstein
Director                                             Director


/s/ Don M. Casto, III  *                             /s/ George A Skestos  *
--------------------------------------------         --------------------------------------------
Don M. Casto, III                                    George A. Skestos
Director                                             Director


/s/ John B. Gerlach, Jr.  *
--------------------------------------------         --------------------------------------------
John B. Gerlach, Jr.                                 Lewis R. Smoot, Sr.
Director                                             Director


/s/ Patricia T. Hayot  *
--------------------------------------------         --------------------------------------------
Patricia T. Hayot                                    Timothy P. Smucker
Director                                             Director


/s/ Wm. J. Lhota  *
--------------------------------------------
Wm. J. Lhota
Director



*  /s/  Michael J. McMennamin
------------------------------------------------------
        Attorney-in fact for each of the persons indicated

                                  CERTIFICATION


I, Thomas E. Hoaglin, certify that:

     1. I have reviewed this annual report on Form 10-K of Huntington Bancshares Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003
      ---------------------------

                                               /s/ Thomas E. Hoaglin
                                                   -------------------------
                                                   Thomas E. Hoaglin
                                                   Chief Executive Officer

                                  CERTIFICATION


I, Michael J. McMennamin, certify that:

     1. I have reviewed this annual report on Form 10-K of Huntington Bancshares Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003
      -------------------------

                                        /s/ Michael J. McMennamin
                                            --------------------------------
                                            Michael J. McMennamin
                                            Chief Financial Officer

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

   (ii)(a). Amended and Restated Bylaws as of July 16, 2002 - previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4.(a). Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

   (b). Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) -- previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

   (c). Amendment No. 1 to the Rights Agreement, dated August 16, 1995--previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10.               Material contracts:

   (a).    *      Tier I Executive Agreement for certain executive officers.

   (b).    *      Tier II Executive Agreement for certain executive officers.

   (c).    *      Schedule identifying material details of Executive
                  Agreements, substantially similar to Exhibits 10(a) and 10(b).

   (d)(1). *      Huntington Bancshares Incorporated Amended and Restated
                  Incentive Compensation Plan, effective for performance cycles beginning on or after January 1, 1999 -- previously filed as
                  Exhibit 10(e) to Annual Report on Form 10-K for the year ended
                  December 31, 1998, and incorporated herein by reference.

   (d)(2). *      First Amendment to the Huntington Bancshares Incorporated
                  Amended and Restated 1999 Incentive Compensation Plan -- previously filed as Exhibit 10(g) to Quarterly Report on Form
                  10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

   (d)(3). *      Second Amendment to the Huntington Bancshares Incorporated
                  Amended and Restated 1999 Incentive Compensation Plan -- previously filed as Exhibit 10(a) to Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

   (e).    *      Amended and Restated Long-Term Incentive Compensation Plan,
                  effective for performance cycles beginning on or after January
                  1, 1999 - reference is made to Form S-8, Registration No.
                  33-52394, filed with the Securities and Exchange Commission on December 21, 2000, and incorporated herein by reference.

   (f).    *      Huntington Bancshares Incorporated Retirement Plan For
                  Outside Directors -- previously filed as Exhibit 10(t) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1992, and incorporated herein by reference.

   (g)(1). *      Restated Huntington Supplemental Executive Retirement Plan
                  -- previously filed as Exhibit 10(n) to Annual Report on Form
                  10-K for the year ended December 31, 1999, and incorporated herein by reference.

   (g)(2). *      Supplemental Executive Retirement Plan with First and Second
                  Amendments -- previously filed as Exhibit 10(g) to Annual
                  Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (g)(3). *      Third Amendment to Supplemental Executive Retirement Plan --
                  previously filed as Exhibit 10(k)(2) to Annual Report on Form
                  10-K for the year ended December 31, 1997, and incorporated herein by reference.

   (g)(4). *      Fourth Amendment to Supplemental Executive Retirement Plan
                  -- previously filed as Exhibit 10(g)(3) to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

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

   (i)(2). *      First Amendment to Huntington Bancshares Incorporated
                  Deferred Compensation Plan and Trust for Huntington Bancshares
                  Incorporated Directors - previously filed as Exhibit 10(q) to
                  Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

   (j).    *      Executive Deferred Compensation Plan for Huntington
                  Bancshares Incorporated - previously filed as Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2002, and incorporated herein by reference.

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

   (l)(1). *      1983 Stock Option Plan -- reference is made to Exhibit 4A of
                  Registration Statement on Form S-8, Registration No. 2-89672, filed with the Securities and Exchange Commission on February
                  27, 1984, and incorporated herein by reference.

   (l)(2). *      1983 Stock Option Plan -- Second Amendment -- previously
                  filed as Exhibit 10(j)(2) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (l)(3). *      1983 Stock Option Plan -- Third Amendment -- previously
                  filed as Exhibit 10(j)(3) to Annual Report on Form 10-K for the year ended December 31, 1987, and incorporated herein by reference.

   (l)(4). *      1983 Stock Option Plan -- Fourth Amendment -- previously
                  filed as Exhibit (m)(4) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

   (l)(5). *      1983 Stock Option Plan -- Fifth Amendment -- previously
                  filed as Exhibit (m)(5) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (l)(6). *      1983 Stock Option Plan -- Sixth Amendment -- previously
                  filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

   (m)(1). *      1990 Stock Option Plan -- reference is made to Exhibit 4(a)
                  of Registration Statement on Form S-8, Registration No.
                  33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

   (m)(2). *      First Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(q)(2) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1991, and incorporated herein by reference.

   (m)(3). *      Second Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(n)(3) to
                  Annual Report on Form 10-K for the year ended December 31,
                  1996, and incorporated herein by reference.

   (m)(4). *      Third Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(b) to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000, and incorporated herein by reference.

   (m)(5). *      Fourth Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002, and incorporated herein by reference.

   (m)(6). *      Fifth Amendment to Huntington Bancshares Incorporated 1990
                  Stock Option Plan -- previously filed as Exhibit 10(b) to
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002, and incorporated herein by reference.

   (n)(1). *      Amended and Restated 1994 Stock Option Plan -- previously
                  filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

   (n)(2). *      First Amendment to Huntington Bancshares Incorporated 1994
                  Stock Option Plan -- previously filed as Exhibit 10(a) to
                  Quarterly Report on Form 10-Q for the quarter ended June 30,
                  2000, and incorporated herein by reference.

   (n)(3). *      First Amendment to Huntington Bancshares Incorporated
                  Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

   (n)(4). *      Second Amendment to Huntington Bancshares Incorporated
                  Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

   (n)(5). *      Third Amendment to Huntington Bancshares Incorporated
                  Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

   (o)(1). *      Huntington Bancshares Incorporated 2001 Stock and Long-Term
                  Incentive Plan -- previously filed as Exhibit 10(r) to
                  Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

   (o)(2). *      First Amendment to the Huntington Bancshares Incorporated
                  2001 Stock and Long-Term Incentive Plan -- previously filed as
                  Exhibit 10(h) to Quarterly Report 10-Q for the quarter ended
                  March 31, 2002, and incorporated herein by reference.

   (o)(3). *      Second Amendment to the Huntington Bancshares Incorporated
                  2001 Stock and Long-Term Incentive Plan -- previously filed as
                  Exhibit 10(i) to Quarterly Report 10-Q for the quarter ended
                  March 31, 2002, and incorporated herein by reference.

   (p).    *      Employment Agreement, dated February 15, 2001, between
                  Huntington Bancshares Incorporated and Thomas E. Hoaglin - previously filed as Exhibit 10(p) on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

   (q).    *      Huntington Investment and Tax Savings Plan -- reference
                  is made to Exhibit 4(a) of Post-effective Amendment No. 1 to
                  Registration Statement on Form S-8, Registration 33-46327, previously filed with the Securities and Exchange Commission on April 1, 1998.

   (r).    *      Huntington Bancshares Incorporated Employee Stock Incentive
                  Plan (incorporating changes made by first amendment to Plan) -- reference is made to Exhibit 4(a) of Registration
                  Statement on Form S-8, Registration 333-75032, previously filed with the Securities and Exchange Commission on December
                  13, 2001.

   (s).    *      Second Amendment to Huntington Bancshares Incorporated
                  Employee Stock Incentive Plan.

   (t). Purchase and Assumption Agreement, dated September 25, 2001, among Huntington Bancshares Incorporated, The Huntington National Bank, and SunTrust Banks, Inc. - previously filed as
                  Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

13.               Portions of Huntington's 2002 Annual Report to Shareholders.

21.               Subsidiaries of the Registrant.

23.               Consent of Ernst & Young LLP, Independent Auditors.

24.               Power of Attorney.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by Thomas E. Hoaglin, Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by Michael J. McMennamin, Chief Financial Officer.

99.3              Ratio of Earnings to Fixed Charges.


--------------------------
*Denotes management contract or compensatory plan or arrangement.