Form 10-K/A
period 2002-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2003-05-20
CIK 49196

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

                          Commission File Number 0-2525

                       HUNTINGTON BANCSHARES INCORPORATED
             (Exact name of registrant as specified in its charter)


            MARYLAND                                    31-0724920
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


HUNTINGTON CENTER, 41 S. HIGH STREET, COLUMBUS, OH                   43287
--------------------------------------------------                ----------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). [X] Yes   [   ] No

    The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002, determined by using a per share closing price of $19.42, as quoted by NASDAQ on that date, was $5,007,762,672. As of February 28, 2003, 230,832,180 shares of common stock without par value were outstanding.

Documents Incorporated By Reference
-----------------------------------

    Parts I and II of this Form 10-K/A incorporates by reference certain information from the registrant's 2002 amended Annual Report to Shareholders.
Part III of this Form 10-K/A incorporates by reference certain information from the registrant's definitive Proxy Statement for the 2003 Annual Shareholders' Meeting.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

Restatement of Results of Operations and Financial Condition                                              3

Part I.

     Item 1.      Business                                                                                4

     Item 2.      Properties                                                                             16

     Item 3.      Legal Proceedings                                                                      16

     Item 4.      Submission of Matters to a Vote of Security Holders                                    16

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters                  16

     Item 6.      Selected Financial Data                                                                17

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                             18

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                             61

     Item 8.      Financial Statements and Supplementary Data                                            61

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                  108

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                                    108

     Item 11.     Executive Compensation                                                                108

     Item 12.     Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                       108

     Item 13.     Certain Relationships and Related Transactions                                        108

     Item 14.     Controls and Procedures                                                               108

Part IV.

     Item 15.     Principal Accountant Fees and Services                                                108-109

     Item 16.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                      109

Signatures                                                                                              110

Certifications                                                                                          111-112

                       HUNTINGTON BANCSHARES INCORPORATED
                       ----------------------------------

RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         Huntington restated its financial results to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting. The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards (Statement) No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect it from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect Huntington from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

         For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of December 31, 2002, $893 million of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

         The impact of this restatement also affected the Consolidated Income Statements. Under the direct financing lease accounting method, interest income is recognized on leases on a "level-yield" or interest method that ascribes a portion of each lease payment to interest income, resulting in a constant rate of interest over the life of the lease. The remaining portion of each payment amortizes the net investment in the lease such that at the end of the lease term, the net investment equals the residual value as determined at the inception of the lease. Under operating lease accounting, lease payments are recorded as rental income, a component of Operating lease income in the Non-interest income section of the Consolidated Income Statements. Depreciation expense is recorded on a straight-line basis over the term of the lease from the cost of the automobile at the inception of the lease to the estimated residual value at the end of the lease term. Depreciation expense is included in Operating lease expense in the Non-interest expense section of the Consolidated Income Statement. Depreciation expense is adjusted prospectively at any time during the lease term when the estimated market value of the automobile at the end of the lease term changes. Upon disposition, a gain, reflected in Non-interest income, or a loss, reflected in Non-interest expense, is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the automobile.

         Over the term of the lease, the cash flows, the timing of the cash flows, and total income recognized are identical under either accounting method. One significant difference between the two methodologies is the timing of income recognition. Under operating lease accounting, less income is recognized in the first half of the lease and more income is recognized in the second half than under direct financing lease accounting.

         Another significant difference between the direct financing lease method and the operating lease method of accounting is the recognition of credit loss expense. Credit losses occur when a lease is terminated early because the lessee fails to make the required lease payments. These credit-generated terminations result in Huntington taking possession of the automobile earlier than expected. When this occurs, the market value of the automobile may be less than Huntington's book value, resulting in a loss upon sale or write down to market value while the vehicle is pending sale. Under the direct financing lease accounting method, such losses are charged against an allowance for loan and lease losses that is established at the inception of the lease and is adjusted periodically as necessary through provision expense. Under operating lease accounting, the lease is not treated like a loan, but as a depreciable non-interest earning asset. Therefore, no allowance for loan and lease losses is established. As such, early termination losses are recognized as a component of Operating lease expense in the Non-interest expense section of the Consolidated Income Statements.

         The fact that part of the auto lease portfolio is accounted for as operating leases, with the remainder, including all future production, being accounted for as direct financing leases, will impact the comparability of Huntington's financial statements between reporting periods. As leases originated before May 2002 accounted for as operating leases run off, and as new originations are accounted for as direct financing leases, the level of operating lease income and operating lease expense will decline over future reporting periods while the level of interest income associated with direct financing leases will increase. Additionally, management will increase the provision for loan and lease losses, as appropriate, to provide the necessary level of reserves for new direct financing lease originations. Balance sheet classifications will also be impacted as the run off of the operating leases originated before the New Policy, as amended, reduces non-interest earning assets while the new direct financing lease originations covered under the New Policy, as amended, increase loans and leases.

         Further information regarding the impact of this restatement to Huntington's results of operations and financial condition can be found in Management's Discussion and Analysis and in Note 3 to the consolidated financial statements.

                                     Part I
                                     ------

ITEM 1: BUSINESS

         Huntington was incorporated in Maryland in 1966 and is a diversified, multi-state financial holding company. Huntington is headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. At December 31, 2002, Huntington's bank subsidiary had 161 banking offices in Ohio, 115 banking offices in Michigan, 30 banking offices in West Virginia, 22 banking offices in Indiana, 12 banking offices in Kentucky, 3 private banking offices in Florida (the bank subsidiary's other banking offices in Florida were sold in February 2002), and one foreign office in the Cayman Islands and Hong Kong, respectively. The Huntington Mortgage Company (a wholly owned subsidiary) had loan origination offices during 2002 in the Midwest and on the East Coast. Beginning in 2003, these offices will function as offices of a division of the bank subsidiary as a result of the merger of the mortgage company into the bank subsidiary at the end of 2002. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2002, Huntington and its subsidiaries had 8,177 full-time equivalent employees.

         A discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 43 of this report. The financial statement results can be found in Note 27 of the Notes to Consolidated Financial Statements beginning on page 101 of this report.

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

         Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2003 of approximately $98.1 million plus an additional amount equal to its net profits during 2003.

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

         As of December 31, 2002, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were 8.65%, 11.54%, and 8.85%, respectively. As of December 31, 2002, Huntington's bank subsidiary also had capital in excess of the minimum requirements.

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

         National and state banks are permitted under the GLB Act (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have "financial subsidiaries" that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies continued to issue a variety of proposed, interim, and final rules during the year 2002 for the implementation of the GLB Act.

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

BUSINESS RISKS

         Huntington, like all other financial companies, is subject to a number of risks, many of which are outside of Huntington's control. Management strives to limit those risks while maximizing profitability. Among the risks that Huntington assumes are: (1) credit risk, which is the risk that loan and lease customers or other counterparties to Huntington will be unable to perform their contractual obligations to Huntington, (2) market risk, or the risk that the cost of Huntington's interest sensitive liabilities increase more rapidly (or decrease less rapidly) than the yield on Huntington's interest sensitive assets,
(3) liquidity risk, which is the risk that Huntington and its bank subsidiary will have insufficient cash or access to cash in order to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

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

         Huntington takes credit risk by virtue of funding loans and leases, purchasing non-governmental securities, extending loan commitments and letters of credit, and being counterparties to off-balance sheet financial instruments such as interest rate and foreign exchange derivatives.

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. In 2002, management reemphasized its focus on commercial lending to customers with existing or potential relationships within Huntington's primary markets.

         Concentration of credit risk generally arises with respect to loans and leases when a number of loans and leases have borrowers engaged in similar business activities or activities in the same geographical region. Concentration of credit risk indicates the relative sensitivity of performance to both positive and negative developments affecting a particular industry. Huntington's borrowers, however, do not represent a particular concentration of similar business activity.

         There can be no assurance that Huntington's credit standards and its on-going process of credit assessment will protect Huntington from significant credit losses.

HUNTINGTON'S LOANS, LEASES, AND DEPOSITS ARE FOCUSED IN FIVE STATES AND ADVERSE ECONOMIC CONDITIONS IN THOSE STATES, IN PARTICULAR, COULD NEGATIVELY IMPACT RESULTS FROM OPERATIONS, CASH FLOWS, AND FINANCIAL CONDITION.

         Huntington's customers with loan and/or deposit balances at December 31, 2002, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans, leases, and deposits in these states, in the event of adverse economic conditions in these states, Huntington could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans and leases than if the loans and leases were more geographically diversified. Adverse economic conditions and other factors may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

         Additionally, loans and leases in these five states may be subject to a greater risk of default than other comparable loans and leases. In the event of adverse economic, political, or business developments or natural hazards that may affect these states, the continued financial stability of a borrower and the borrower's ability to make loan principal and interest payments or lease rental payments may be adversely affected by job loss, recession, divorce, illness, or personal bankruptcy.

CHANGES IN INTEREST RATES COULD NEGATIVELY IMPACT HUNTINGTON'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Huntington's results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments, loans, and direct financing leases) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond management's control may also affect interest rates. If Huntington's interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

         At December 31, 2002, 66.3% of Huntington's earning assets, as measured by the aggregate outstanding principal amount of loans and leases, amortized cost of securities available for sale, and the carrying value of other earning assets, bore interest at adjustable rates or are expected to mature or reprice within one year. The remainder bore interest at fixed rates. Fixed-rate loans and leases increase Huntington's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans and leases decrease these risks associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Huntington's results of operations could be negatively impacted.

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

         The net interest margin has been adversely impacted in recent months by: (1) fixed-rate consumer loan repayments being reinvested at lower market rates; (2) high repayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations, and; (6) the flattening of the yield curve. Future net interest income could also be adversely affected by these factors.

         Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington's ability to realize gains on the sale of assets. A portion of Huntington's earnings results from transactional income. Examples of this type of earnings result from gains on sales of loans and securities. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington's results of operations and cash flows.

         Although fluctuations in market interest rates are neither completely predictable nor controllable, Huntington's Asset and Liability Management Committee (ALCO) meets periodically to monitor Huntington's interest rate sensitivity position and oversee its financial risk management by establishing policies and operating limits.

IF HUNTINGTON IS UNABLE TO BORROW FUNDS THROUGH ACCESS TO CAPITAL MARKETS, IT MAY NOT BE ABLE TO MEET THE CASH FLOW REQUIREMENTS OF ITS DEPOSITORS AND BORROWERS, OR MEET THE OPERATING CASH NEEDS OF HUNTINGTON TO FUND CORPORATE EXPANSION AND OTHER ACTIVITIES.

         Huntington's ALCO establishes guidelines and regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. The Bank's ALCO establishes policies and monitors guidelines to diversify the Bank's wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati
(FHLB), which provides funding through advances to its members that are collateralized with mortgage-related assets.

         Huntington maintains a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow through the Federal Reserve's discount window.

         If Huntington were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact Huntington's financial condition, its results of operations, cash flows, and its level of regulatory-qualifying capital.

HUNTINGTON HAS SIGNIFICANT COMPETITION IN BOTH ATTRACTING AND RETAINING DEPOSITS AND IN ORIGINATING LOANS AND LEASES.

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

         Huntington processes large volumes of transactions on a daily basis and is exposed to numerous types of operational risk. Operational risk generally refers to the risk of loss resulting from Huntington's operations, including, but not limited to, the risk of fraud by employees or persons outside Huntington, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

HUNTINGTON COULD EXPERIENCE LOSSES ON ITS RESIDUAL VALUES RELATED TO ITS AUTOMOBILE LEASE PORTFOLIO.

         At December 31, 2002, Huntington had a $3.1 billion automobile lease portfolio. Inherently, automobile lease portfolios are subject to residual risk, which arises when the market price of the leased vehicle at the end of the lease term is below the estimated residual value at the time the lease is originated. This situation arises due to a decline in used car market values.

         Since October 2000 Huntington has had in place residual value insurance policies on virtually all of its leased automobiles. The first policy covers all leases originated before October 1, 2000 and has a cap on insured losses of $120 million. A second policy covers leases originated between October 2000 and April 2002, and has a cap of $50 million. A third policy covers originations over a three year term through April 2005 and has no cap. These policies insure against any difference that may exist between the residual value recorded at the inception of the lease and the fair value of the automobile at the end of the lease, as evidenced by Black Book valuation. However, should the market value of the automobile at the end of the lease be lower than the Black Book fair value due to certain conditions such as excess mileage or wear-and-tear on the vehicle not reimbursed by the lessee, Huntington would bear the risk.

         Management believes that these residual value insurance policies effectively mitigate exposure to significant residual value declines.

NEW, OR CHANGES IN EXISTING, TAX, ACCOUNTING, AND REGULATORY LAWS, REGULATIONS, RULES, STANDARDS, POLICIES, AND INTERPRETATIONS COULD SIGNIFICANTLY IMPACT STRATEGIC INITIATIVES, RESULTS OF OPERATIONS, CASH FLOWS, AND FINANCIAL CONDITION.

         The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's shareholders. These regulations may sometimes impose significant limitations on operations. The significant Federal and state banking regulations that affect Huntington are described in this report under the heading "Regulatory Matters." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax planning, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Huntington, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and the Public Company Accounting Oversight Board, responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on Huntington's business and results of operations; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact Huntington.

THE OCC MAY IMPOSE DIVIDEND PAYMENT AND OTHER RESTRICTIONS ON THE HUNTINGTON NATIONAL BANK (THE BANK), HUNTINGTON'S BANK SUBSIDIARY, WHICH WOULD IMPACT HUNTINGTON'S ABILITY TO PAY DIVIDENDS TO ITS SHAREHOLDERS OR REPURCHASE ITS STOCK.

         The OCC is the primary regulatory agency that examines the Bank and its activities. Under certain circumstances, including any determination that the Bank's activities constitute an unsafe and unsound banking practice, the OCC has the authority by statute to restrict the Bank's ability to transfer assets, to make distributions to its shareholder, and to redeem preferred securities.

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

         At December 31, 2002, the Bank was in compliance with all regulatory capital requirements. As of that date, total risk-based capital was 11.54%, Tier 1 risk-based capital was 8.65%, and Tier 1 leverage capital was 8.85%. Management intends to maintain the Bank's capital ratios in excess of the well-capitalized levels under the OCC's regulations. Management cannot guarantee, however, that it will be able to keep the capital ratios for the Bank in excess of well-capitalized levels.

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

         Huntington Preferred Capital, Inc. (HPCI) and Huntington Preferred Capital II, Inc. (HPC-II) operate as REITs for federal income tax purposes. HPCI and HPC-II are consolidated subsidiaries of Huntington that were established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to their shareholders. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to income and asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT's total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT's total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more that 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. At December 31, 2002, HPCI and HPC-II met all REIT qualifying tests.

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

HUNTINGTON'S FINANCIAL STATEMENTS MUST CONFORM WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES (GAAP), WHICH REQUIRE MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT AMOUNTS REPORTED IN THE FINANCIAL STATEMENTS. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

         The preparation of Huntington's financial statements requires management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if results differ in amount or timing from the estimates used. Huntington's financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to Huntington's results of operations or financial condition.

IF HUNTINGTON'S CREDIT RATING WERE DOWNGRADED, ITS ABILITY TO ACCESS FUNDING SOURCES MAY BE NEGATIVELY IMPACTED OR ELIMINATED AND HUNTINGTON'S LIQUIDITY AND THE MARKET PRICE OF ITS COMMON STOCK COULD BE ADVERSELY IMPACTED.

         At December 31, 2002, Huntington's and the Bank's credit ratings are as follows:

                                                        Senior           Subordinated            Short
                                                     Unsecured Notes         Notes                Term
         Moody's Investors Service (1)
                  Huntington                              A2                   A3                  P1
                  The Bank                                A1                   A2                  P1

         Standard & Poor's Corporation (2)
                  Huntington                              A-                   BBB+                A2
                  The Bank                                A                    A-                  A1

         Fitch Ratings
                  Huntington                              A                    A-                  F1
                  The Bank                                A                    A-                  F1

         (1) In September 2000, the outlook was changed from "stable" to "negative".

         (2)  In July 2001, the outlook was changed from "stable" to "negative".

         Huntington relies on certain funding sources such as large corporate deposits, public fund deposits, federal funds, Euro deposits, FHLB advances, and bank notes. Although not contractually tied to credit ratings, Huntington's ability to access these funding sources may be impacted by negative changes in credit ratings. In the case of public funds or FHLB advances, a credit downgrade also may trigger a requirement that Huntington pledge additional collateral against outstanding borrowings.

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

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this amended Form 10-K.

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

ITEM 2: PROPERTIES

         The headquarters of Huntington and its lead subsidiary, The Huntington National Bank, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building's total office space available, Huntington leases approximately 39%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Huntington National Bank has an equity interest in the entity that owns the building. Huntington's other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a 470,000 square foot Business Service Center in Columbus, Ohio, which serves as Huntington's primary operations and data center; The Huntington Mortgage Group's building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by Huntington's Regional and Private Financial Group lines of business. The Dealer Sales line of business is primarily located in a three-story office building located in Columbus Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases. In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 52 of its locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

ITEM 3: LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 22 of Notes to Consolidated Financial Statements beginning on page 95 of this report.

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

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in Table 24 entitled "Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data" on page 50 of this report. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" on page 6 and in Notes 17 and 25 of Notes to Consolidated Financial Statements beginning on pages 87 and 99, respectively, of this report.

ITEM 6. SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 1 - SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------------------------

                                                                           YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)     2002            2001            2000            1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Total interest income                          $ 1,338,934     $ 1,690,203     $ 1,872,122     $ 1,834,145     $ 1,862,768
     Total interest expense                             547,783         943,337       1,166,073         984,240         978,271
-----------------------------------------------------------------------------------------------------------------------------------
     Net interest income                                791,151         746,866         706,049         849,905         884,497
-----------------------------------------------------------------------------------------------------------------------------------
     Provision for loan and lease losses                194,426         257,326          61,464          70,335          81,926
     Securities gains                                     4,902             723          37,101          12,972          29,793
     Gain on sale of Florida operations                 175,344             ---             ---             ---             ---
     Merchant Services gain                              24,550             ---             ---             ---             ---
     Gains on sale of credit card portfolios                ---             ---             ---         108,530           9,530
     Non-interest income                              1,129,986       1,208,614       1,091,701         958,502         779,149
     Non-interest expense                             1,332,504       1,496,639       1,306,954       1,161,355       1,097,216
     Restructuring charges                               56,184          79,957             ---          46,791          90,000
-----------------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                         542,819         122,281         466,433         651,428         433,827
     Income taxes                                       209,755         (23,088)(1)     133,736         205,527         136,151
-----------------------------------------------------------------------------------------------------------------------------------
     NET INCOME                                     $   333,064     $   145,369     $   332,697     $   445,901     $   297,676
===================================================================================================================================

PER COMMON SHARE (2)
     Net income
         Basic                                            $1.37           $0.58           $1.34           $1.76           $1.16
         Diluted                                           1.36            0.58            1.33            1.74            1.15
     Cash dividends declared                               0.64            0.72            0.76            0.68            0.62
     Book value at year-end                                9.84            9.69            9.63            8.85            8.51

BALANCE SHEET HIGHLIGHTS
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets at year-end                       $27,557,251     $28,531,346     $28,535,995     $29,036,735     $28,291,464
     Total long-term debt at year-end (3)               788,678         927,330         845,976         697,677         697,359
     Average long-term debt (3)                         898,128         860,637         810,543         697,523         567,938
     Average shareholders' equity                     2,309,220       2,415,222       2,327,083       2,180,549       2,090,546
     Average assets                                  26,040,395      28,184,457      28,753,046      28,741,544      26,899,722

KEY RATIOS AND STATISTICS
-----------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS--AS A %
   OF AVERAGE EARNING ASSETS (4)
     Interest Income                                       6.43 %          7.74 %          8.29 %          7.91 %          8.38 %
     Interest Expense                                      2.62            4.31            5.14            4.22            4.38
-----------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST MARGIN                                   3.81 %          3.43 %          3.15 %          3.69 %          4.00 %
===================================================================================================================================

Return on average assets                                   1.28 %          0.52 %          1.16 %          1.55 %          1.11 %
Return on average shareholders' equity                     14.4             6.0            14.3            20.4            14.2
Efficiency ratio                                           69.1            74.2            70.2            61.8            64.0
Dividend payout ratio (5)                                  46.9           124.7            57.0            39.0            53.8
Average shareholders' equity to
     average assets                                        8.87            8.57            8.09            7.59            7.77
Tangible equity to assets (period-end)                     7.58            6.17            5.98            5.51            5.33

Tier I risk-based capital ratio                            8.65            7.30            7.37            7.72            7.19
Total risk-based capital ratio                            11.54           10.34           10.51           10.82           10.75
Tier I leverage ratio                                      8.85 %          7.46 %          7.10 %          6.89 %          6.45 %

OTHER DATA
-----------------------------------------------------------------------------------------------------------------------------------

Full-time equivalent employees                            8,177           9,743           9,693           9,516          10,159
Domestic banking offices                                    343             481             508             515             529


(1) Reflects a $32.5 million reduction related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public.

(2)  Adjusted for stock splits and stock dividends, as applicable.

(3)  Excludes capital securities and Federal Home Loan Bank advances.

(4)  Presented on a fully taxable equivalent basis assuming a 35% tax rate.

(5)  Based on diluted earnings per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Huntington Bancshares Incorporated (Huntington) is a multi-state diversified financial services company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. Huntington's banking offices are located in Ohio, Michigan, Indiana, Kentucky, and West Virginia. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Huntington also has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank) is Huntington's only bank subsidiary.

The following discussion and analysis provides investors and others with information that management believes to be necessary for an understanding of Huntington's financial condition, changes in financial condition, results of operations, and cash flows, and should be read in conjunction with the financial statements, notes, and other information contained in this document.

FORWARD-LOOKING STATEMENTS
This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington. These include descriptions of products or services, plans, or objectives of management for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of this report and other factors described from time to time in other filings with the Securities and Exchange Commission.

Management encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Huntington restated its financial results to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting. The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards (Statement) No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect it from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect Huntington from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of December 31, 2002, $893 million of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

The impact of this restatement also affected the Consolidated Income Statements. Under the direct financing lease accounting method, interest income is recognized on leases on a "level-yield" or interest method that ascribes a portion of each lease payment to interest income, resulting in a constant rate of interest over the life of the lease. The remaining portion of each payment amortizes the net investment in the lease such that at the end of the lease term, the net investment equals the residual value as determined at the inception of the lease. Under operating lease accounting, lease payments are recorded as rental income, a component of Operating lease income in the Non-interest income section of the Consolidated Income Statements. Depreciation expense is recorded on a straight-line basis over the term of the lease from the cost of the automobile at the inception of the lease to the estimated residual value at the end of the lease term. Depreciation expense is included in Operating lease expense in the Non-interest expense section of the Consolidated Income Statement. Depreciation expense is adjusted prospectively at any time during the lease term when the estimated market value of the automobile at the end of the lease term changes. Upon disposition, a gain, reflected in Non-interest income, or a loss, reflected in Non-interest expense, is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the automobile.

Over the term of the lease, the cash flows, the timing of the cash flows, and total income recognized are identical under either accounting method. One significant difference between the two methodologies is the timing of income recognition. Under operating lease accounting, less income is recognized in the first half of the lease and more income is recognized in the second half than under direct financing lease accounting.

Another significant difference between the direct financing lease method and the operating lease method of accounting is the recognition of credit loss expense. Credit losses occur when a lease is terminated early because the lessee fails to make the required lease payments. These credit-generated terminations result in Huntington taking possession of the automobile earlier than expected. When this occurs, the market value of the automobile may be less than Huntington's book value, resulting in a loss upon sale or write down to market value while the vehicle is pending sale. Under the direct financing lease accounting method, such losses are charged against an allowance for loan and lease losses that is established at the inception of the lease and is adjusted periodically as necessary through provision expense. Under operating lease accounting, the lease is not treated like a loan, but as a depreciable non-interest earning asset. Therefore, no allowance for loan and lease losses is established. As such, early termination losses are recognized as a component of Operating lease expense in the Non-interest expense section of the Consolidated Income Statements.

The fact that part of the auto lease portfolio is accounted for as operating leases, with the remainder, including all future production, being accounted for as direct financing leases, will impact the comparability of Huntington's financial statements between reporting periods. As leases originated before May 2002 accounted for as operating leases run off, and as new originations are accounted for as direct financing leases, the level of operating lease income and operating lease expense will decline over future reporting periods while the level of interest income associated with direct financing leases will increase. Additionally, management will increase the provision for loan and lease losses, as appropriate, to provide the necessary level of reserves for new direct financing lease originations. Balance sheet classifications will also be impacted as the run off of the operating leases originated before the New Policy, as amended, reduces non-interest earning assets while the new direct financing lease originations covered under the New Policy, as amended, increase loans and leases.

Further information regarding the impact of this restatement to Huntington's results of operations and financial condition can be found in Note 3 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES
Note 1 to the consolidated financial statements included in this amended Annual Report lists significant accounting policies used in the development and presentation of Huntington's financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the following as the most significant accounting estimates and their related application:
 - Estimated credit losses inherent in the loan portfolio for the establishment of the allowance for loan losses, including estimated future contractual cash flows of certain commercial and commercial real estate loans for evaluation of impairment of loans,
 - Estimated fair values of loan servicing rights and retained interests in securitizations, including estimates of amounts and timing of future cash flows of loans, cash flows for costs of servicing these loans, amounts and timing of credit losses and prepayments of principal, and appropriate discount rate, for the initial recognition of these assets, amount of amortization that is recognized, and the assessment of these assets periodically for impairment,
 - Estimated discount rate, the expected return on retirement plan assets, the rate of compensation expense increase, and the health care cost trend rates used in determining Huntington's projected benefit obligations, the fair value of retirement and other plan assets, and the related benefit cost,
 - Estimated fair values of Huntington's businesses that were used by management periodically to assess goodwill and other intangibles for impairment, and
 - Estimated fair value for all derivative financial instruments used to hedge fair values or cash flows.

SPECIAL PURPOSE ENTITIES (SPEs)
Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.2 billion and $1.3 billion at December 31, 2002 and 2001, respectively. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. Under current GAAP, these trusts are not required to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts are not included on Huntington's balance sheets at December 31, 2002 and 2001. See Note 10 to the consolidated financial statements for more information regarding securitized loans.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This Interpretation may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Huntington is reviewing the implications of Interpretation No. 46 and is considering the adoption methods permitted. Management believes the only material impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at December 31, 2002, included $1,020 million of indirect automobile loans, $100 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. In addition to other adjustments and considerations, adoption will also eliminate the retained interest in that securitization trust and its servicing asset related to the loans in the trust, with carrying values at the end of 2002 of $152 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

DERIVATIVES AND OTHER OFF BALANCE SHEET ARRANGEMENTS
Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to mitigate the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities.

Like other financial organizations, Huntington uses various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers, to sell loans, and to maintain obligations under operating-type noncancelable leases for its facilities.

Derivatives are discussed under the "Interest Rate Risk Management" section of this report and in Note 19 to the consolidated financial statements. Information regarding commitments can be found in Note 22 to the consolidated financial statements.

RELATED PARTY TRANSACTIONS
Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. At December 31, 2002 and 2001, the total amount of their indebtedness to Huntington was $95.6 million and $133.8 million, respectively. A summary of the aggregate activity of this indebtedness can be found in Note 9 to the consolidated financial statements. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

COMMON SHARE REPURCHASE PROGRAMS
In February 2002, the Board of Directors authorized a share repurchase program for up to 22 million shares and canceled the previously existing authorization. Under this authorization, a total of 19.2 million shares were repurchased at a cost of $370.0 million through the end of December 2002. An additional 0.2 million shares were repurchased in early January 2003, bringing total shares repurchased under this authorization to 19.4 million shares. In mid-January 2003, the Board of Directors approved a new share repurchase authorization for up to 8 million shares, canceling the 2.6 million shares remaining under the February 2002 authorization. Huntington expects to use this new authorization to complete the purchase of the 2.6 million shares remaining for repurchase under the prior authorization. Repurchases of shares will be made from time to time as deemed appropriate and will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans, as well as for acquisitions and other corporate purposes.


SIGNIFICANT CREDIT ACTIONS
In the fourth quarter of 2002, Huntington initiated two credit actions associated with commercial and commercial real estate loans. The first was the sale of $47.2 million in non-performing assets with $21.4 million of related charge-offs. The second action was the full charge-off of a $29.9 million credit exposure to a single health care finance company. This credit was identified as a non-performing loan and subsequently charged-off, all within the fourth quarter of 2002. These credit actions had no earnings impact, as existing loss reserve levels were sufficient to absorb the combined $51.3 million in charge-offs. As a result, the allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2002, declined to 1.81% from 2.07% at September 30, 2002, and the non-performing asset (NPA) coverage ratio (loan and lease loss reserve as a percent of NPAs) improved to 246% from 173% at the end of the third quarter.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - SELECTED ANNUAL INCOME STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share amounts)         2002            2001             2000            1999          1998
-----------------------------------------------------------------------------------------------------------------------------------

Total interest income                                    $1,338,934     $ 1,690,203      $ 1,872,122     $ 1,834,145    $ 1,862,768
Total interest expense                                      547,783         943,337        1,166,073         984,240        978,271
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         791,151         746,866          706,049         849,905        884,497
Provision for loan and lease losses                         194,426         257,326           61,464          70,335         81,926
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                       596,725         489,540          644,585         779,570        802,571
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                      641,785         699,857          635,243         506,429        380,272
Service charges on deposit accounts                         152,521         164,052          160,727         156,315        126,403
Brokerage and insurance                                      66,843          79,034           61,871          52,076         36,710
Trust services                                               62,051          60,298           53,613          52,030         50,754
Mortgage banking                                             47,989          59,148           38,025          56,890         60,006
Bank owned life insurance                                    46,005          38,241           39,544          37,560         28,712
Other service charges and fees                               42,888          48,217           43,883          37,301         29,202
Gain on sale of Florida operations                          175,344             ---              ---             ---            ---
Merchant Services gain                                       24,550             ---              ---             ---            ---
Gains on sale of credit card portfolio                          ---             ---              ---         108,530          9,530
Securities gains                                              4,902             723           37,101          12,972         29,793
Other                                                        69,904          59,767           58,795          59,901         67,090
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                 1,334,782       1,209,337        1,128,802       1,080,004        818,472
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease expense                                     518,970         558,626          494,800         346,027        273,287
Personnel costs                                             440,760         478,640          421,750         419,901        428,539
Equipment                                                    68,323          80,560           78,069          66,666         62,040
Outside data processing and other services                   67,368          69,692           62,011          62,886         74,795
Net occupancy                                                60,264          77,184           75,882          62,169         54,123
Marketing                                                    27,911          31,057           34,884          32,506         32,260
Professional services                                        25,777          23,879           20,819          21,169         25,160
Telecommunications                                           22,661          27,984           26,225          28,519         29,429
Printing and supplies                                        15,198          18,367           19,634          20,227         23,673
Franchise and other taxes                                     9,456           9,729           11,077          14,674         22,103
Amortization of intangible assets                             2,019          41,225           39,207          37,297         25,689
Restructuring charges                                        56,184          79,957              ---          46,791         90,000
Other                                                        73,797          79,696           22,596          49,314         46,118
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                1,388,688       1,576,596        1,306,954       1,208,146      1,187,216
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  542,819         122,281          466,433         651,428        433,827
Income taxes                                                209,755         (23,088)(1)      133,736         205,527        136,151
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $  333,064     $   145,369      $   332,697     $   445,901    $  297,676
===================================================================================================================================

PER COMMON SHARE
   Net Income
      Basic                                              $     1.37     $      0.58      $      1.34     $      1.76    $     1.16
      Diluted                                                  1.36            0.58             1.33            1.74          1.15
   Cash dividends declared                                     0.64            0.72             0.76            0.68          0.62

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                      $  791,151     $   746,866      $   706,049     $   849,905    $  884,497
Tax Equivalent Adjustment  (2)                                5,205           6,352            8,310           9,423        10,307
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME - FTE                                $  796,356     $   753,218      $   714,359     $   859,328    $  894,804
===================================================================================================================================


(1) Reflects a $32.5 million reduction related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public.

(2) Calculated assuming a 35% tax rate.

SUMMARY DISCUSSION OF RESULTS

Huntington reported net income of $333.1 million, or $1.36 per common share (diluted), in 2002, compared with $145.4 million, or $0.58 per common share, in 2001, and $332.7 million, or $1.33 per common share, in 2000. Return on average common equity (ROE) and average assets (ROA) for 2002 were 14.4% and 1.28%, respectively, compared with 6.0% and 0.52%, respectively, in 2001, and 14.3% and 1.16%, respectively, in 2000. See Table 1 entitled Selected Financial Data and Table 2 for Huntington's annual income statements for the recent five years.

2002 VERSUS 2001 PERFORMANCE
The $187.7 million increase in earnings ($420.5 million pre-tax) related to a combination of items that benefited 2002 performance versus 2001. These items primarily related to the strategic restructuring announced in 2001 and included pre-tax gains in 2002 of $175.3 million and $24.6 million associated with the sale of the Florida banking operations and restructuring of Merchant Services, respectively, $115.2 million pre-tax in additional provision for loan losses in 2001, a $23.8 million pre-tax reduction in restructuring charges, and a $16.4 million pre-tax reduction in the net loss on results of operations from the sold Florida banking and insurance operations. Results for 2001 reflected a $32.5 million tax benefit related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public. Excluding the impact of these items, as well as the net earnings impact from the sold Florida banking and insurance operations from both 2002 and 2001, net income in 2002 would have been $298.4 million, up $41.2 million, or 16%, from the prior year. (See Table 25 on page 53.)

Net interest income on a fully taxable equivalent basis increased $43.2 million, or 6%, reflecting a $1.0 billion, or 5%, decline in average earning assets more than offset by a 38 basis point, or an effective 11%, increase in the net interest margin to 3.81% from 3.43%. The decline in average earning assets reflected a $0.7 billion, or 4%, decline in average loans and leases primarily due to the sale of the Florida banking operations, as well as the planned run-off of lower-margin investment securities and other earning assets. Excluding the impact of the sold Florida banking operations from 2002 and 2001, net interest income on a fully taxable equivalent basis increased $115.7 million, or 17%, reflecting a $1.2 billion, or 6%, increase in average earning assets and a 37 basis point, or an effective 11%, increase in the net interest margin to 3.83% from 3.46%.

The provision for loan and lease losses declined $62.9 million from 2001. Excluding the $115.2 million of additional provision expense in 2001, as well as the $9.9 million decline related to the sale of the Florida banking operations, the provision for loan and lease losses increased $62.2 million, reflecting loan and lease growth, as well as higher total commercial and commercial real estate net charge-offs, as consumer net charge-offs declined. The higher total commercial and commercial real estate net charge-offs reflected the impact of the continued weak economy on some of Huntington's commercial customers, as well as fourth quarter credit actions that accelerated the sale and disposition of non-performing commercial loans.

Non-interest income was up $125.4 million, or 10%, reflecting a $175.3 million gain from the sale of the Florida banking operations and $24.6 million gain from the restructuring of Merchant Services. Excluding the impact of these gains and the reduction of non-interest income due to the sold Florida banking and insurance operations, non-interest income declined $16.1 million, or 1%. This decrease was driven by a $58.1 million, or 8%, decrease in operating lease income and a $7.8 million, or 14%, decline in mortgage banking income, which was partially offset by a $15.7 million, or 12%, increase in service charges on deposit accounts and smaller increases spread among the remaining fee income categories.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 3 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            AVERAGE BALANCE
-----------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                         2002           2001         2000         1999         1998
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in banks                                   $    33     $      7      $     6      $     9      $    10
Trading account securities                                                 7           25           15           13           11
Federal funds sold and securities purchased
   under resale agreements                                                72          107           87           22          229
Mortgages held for sale                                                  322          360          109          232          289
Securities:
      Taxable                                                          2,859        3,144        4,316        4,885        4,896
      Tax exempt                                                         135          174          273          297          247
-----------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                            2,994        3,318        4,589        5,182        5,143
-----------------------------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial                                                        5,676        6,647        6,446        6,128        5,629
     Real Estate (2)
          Construction                                                 1,217        1,221        1,184        1,000          764
          Commercial                                                   2,379        2,340        2,187        2,235        2,304
     Consumer
           Automobile loans and leases                                 3,233        2,867        3,153        3,564        3,254
           Home equity                                                 3,087        3,399        2,991        2,345        1,935
           Residential mortgage                                        1,444        1,052        1,382        1,489        1,365
           Other loans                                                   425          589          528        1,099        1,419
-----------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                              8,189        7,907        8,054        8,497        7,973
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                                17,461       18,115       17,871       17,860       16,670
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                                      374          307          274          280          264
-----------------------------------------------------------------------------------------------------------------------------------
Net Loans and Leases                                                  17,087       17,808       17,597       17,580       16,406
-----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                                  20,889       21,932       22,677       23,318       22,352
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                                 2,662        3,031        2,799        2,209        1,755
Cash and due from banks                                                  757          912        1,008        1,039          975
Intangible assets                                                        293          736          709          682          487
All other assets                                                       1,813        1,880        1,834        1,774        1,595
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $26,040     $ 28,184      $28,753      $28,742      $26,900
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                                   $ 2,902     $  3,304      $ 3,421      $ 3,497      $ 3,287
     Interest bearing demand deposits                                  5,161        5,005        4,291        4,097        3,585
     Savings deposits                                                  2,853        3,478        3,563        3,740        3,277
     Other domestic time deposits                                      4,349        5,883        5,872        5,823        6,291
-----------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                         15,265       17,670       17,147       17,157       16,440
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                               851        1,280        1,502        1,449        1,688
Brokered time deposits and negotiable CDs                                731          128          502          238          182
Foreign time deposits                                                    337          283          539          363          103
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                   17,184       19,361       19,690       19,207       18,413
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                  2,128        2,325        1,966        2,549        2,084
Medium-term notes                                                      1,865        2,024        2,894        3,122        2,903
Federal Home Loan Bank advances                                          279           19           13            5           53
Subordinated notes and other long-term debt,
   including preferred capital securities                              1,198        1,161        1,111          998          823
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                               19,752       21,586       22,253       22,384       20,989
-----------------------------------------------------------------------------------------------------------------------------------
All other liabilities                                                  1,077          879          752          680          533
Shareholders' equity                                                   2,309        2,415        2,327        2,181        2,091
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $26,040     $ 28,184      $28,753      $28,742      $26,900
===================================================================================================================================
NET INTEREST INCOME
===================================================================================================================================
Net interest rate spread
Impact of non-interest bearing funds on margin
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
===================================================================================================================================

(1) Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(2) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(3) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(4) Loan and lease and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and lease components include fees and cash basis interest received on non-accrual loans.

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        INTEREST INCOME / EXPENSE
-----------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                               2002          2001          2000          1999             1998
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in banks                        $    0.8      $    0.2     $    0.3       $    0.4         $    1.0
Trading account securities                                     0.3           1.3          1.1            0.8              0.6
Federal funds sold and securities purchased
   under resale agreements                                     1.1           4.4          5.5            1.2             12.9
Mortgages held for sale                                       20.5          25.0          8.7           16.3             20.2
Securities:
      Taxable                                                173.0         206.9        269.5          297.0            308.8
      Tax exempt                                              10.1          13.0         20.8           23.5             21.9
-----------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                  183.1         219.9        290.3          320.5            330.7
-----------------------------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial                                              328.8         493.2        572.8          501.0            488.5
     Real Estate (2)
          Construction                                        58.3          88.6        108.2           85.8             71.2
          Commercial                                         150.5         180.4        186.7          184.6            201.5
     Consumer
           Automobile loans and leases                       289.1         261.4        278.5          299.1            297.3
           Home equity                                       188.3         286.8        261.1          202.3            180.5
           Residential mortgage                               87.3          79.5        106.1          111.5            109.5
           Other loans                                        36.1          55.8         61.1          120.0            159.2
-----------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                    600.8         683.5        706.8          732.9            746.5
-----------------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                     1,138.4       1,445.7      1,574.5        1,504.3          1,507.7
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses
-----------------------------------------------------------------------------------------------------------------------------------
Net Loans and Leases
-----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                       1,344.2       1,696.5      1,880.4        1,843.5          1,873.1
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease assets
Cash and due from banks
Intangible assets
All other assets
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                         90.1         134.6        144.0          106.5             96.4
     Savings deposits                                         51.7         107.7        146.4          126.0            114.0
     Other domestic time deposits                            197.1         331.4        335.4          299.1            349.2
-----------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                338.9         573.7        625.8          531.6            559.6
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                    28.8          66.8         90.4           76.6             96.4
Brokered time deposits and negotiable CDs                     17.3           6.6         31.9           12.8             10.5
Foreign time deposits                                          4.9          10.8         34.0           18.6              5.9
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                          389.9         657.9        782.1          639.6            672.4
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                         42.7          95.8        113.1          114.3             97.7
Medium-term notes                                             61.7         121.7        189.3          170.0            164.6
Federal Home Loan Bank advances                                5.6           1.2          0.8            0.3              2.9
Subordinated notes and other long-term debt,
   including preferred capital securities                     47.9          66.7         80.7           60.0             40.7
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                      547.8         943.3      1,166.0          984.2            978.3
-----------------------------------------------------------------------------------------------------------------------------------
All other liabilities
Shareholders' equity
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
===================================================================================================================================
NET INTEREST INCOME                                       $  796.4      $  753.2     $  714.4       $  859.3         $  894.8
===================================================================================================================================
Net interest rate spread
Impact of non-interest bearing funds on margin
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                               Average Rate (3)
----------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                              2002             2001           2000           1999          1998
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                          2.38 %           3.43 %         5.03 %         4.04 %        5.22 %
Trading account securities                                  4.11             5.13           7.11           5.89          5.71
Federal funds sold and securities purchased
   under resale agreements                                  1.56             4.19           6.33           5.58          5.64
Mortgages held for sale                                     6.35             6.95           7.96           7.03          6.99
Securities:
      Taxable                                               6.06             6.58           6.24           6.08          6.31
      Tax exempt                                            7.42             7.49           7.61           7.90          8.83
----------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                 6.12             6.63           6.33           6.18          6.43
----------------------------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial                                             5.79             7.42           8.89           8.18          8.68
     Real Estate (2)
          Construction                                      4.79             7.25           9.14           8.58          9.31
          Commercial                                        6.33             7.71           8.53           8.26          8.75
     Consumer
           Automobile loans and leases                      8.94             9.12           8.83           8.39          9.14
           Home equity                                      6.10             8.44           8.73           8.62          9.32
           Residential mortgage                             6.05             7.55           7.68           7.48          8.03
           Other loans                                      8.49             9.47          11.57          10.86         11.12
----------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                   7.34             8.64           8.78           8.63          9.36
----------------------------------------------------------------------------------------------------------------------------------
Total Loans and Leases                                      6.52             7.98           8.81           8.42          9.04
----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses
----------------------------------------------------------------------------------------------------------------------------------
Net Loans and Leases
----------------------------------------------------------------------------------------------------------------------------------
Total Earning Assets                                        6.43 %           7.74 %         8.29 %         7.91 %        8.38 %
----------------------------------------------------------------------------------------------------------------------------------
Operating lease assets
Cash and due from banks
Intangible assets
All other assets
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS
----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                       1.75 %           2.69 %         3.36 %         2.60 %        2.69 %
     Savings deposits                                       1.81             3.10           4.11           3.37          3.48
     Other domestic time deposits                           4.53             5.63           5.71           5.14          5.55
----------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                               2.74             3.99           4.56           3.89          4.25
----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                  3.39             5.22           6.01           5.28          5.71
Brokered time deposits and negotiable CDs                   2.36             5.12           6.35           5.40          5.82
Foreign time deposits                                       1.47             3.82           6.31           5.14          5.66
----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                         2.73             4.10           4.81           4.07          4.44
----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                       2.01             4.12           5.75           4.48          4.69
Medium-term notes                                           3.31             6.01           6.54           5.45          5.67
Federal Home Loan Bank advances                             2.00             6.17           6.32           5.19          5.57
Subordinated notes and other long-term debt,
   including preferred capital securities                   4.00             5.75           7.27           5.93          4.87
----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                     2.77 %           4.37 %         5.24 %         4.40 %        4.66 %
----------------------------------------------------------------------------------------------------------------------------------
All other liabilities
Shareholders' equity
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
==================================================================================================================================
NET INTEREST INCOME
==================================================================================================================================
Net interest rate spread                                    3.66 %           3.37 %         3.05 %         3.51 %        3.72 %
Impact of non-interest bearing funds on margin              0.15 %           0.06 %         0.10 %         0.18 %        0.28 %
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                         3.81 %           3.43 %         3.25 %         3.69 %        4.00 %
==================================================================================================================================

Non-interest expense was down $187.9 million, or 12%. Excluding the impact from the $142.7 million decline in non-interest expense attributed to the sold Florida banking and insurance operations, as well as the $23.8 million reduction in restructuring charges, non-interest expense was down $21.5 million, or 2%. This decrease largely reflected a $39.7 million, or 7%, decrease in operating lease expense and a $10.2 million decline in amortization of intangible assets expense as a result of the implementation of the new goodwill accounting rule, FASB Statement No. 142, at the beginning of the year. These decreases were partially offset by a $24.3 million, or 6%, increase in personnel costs, due to expansion of management and employee talent at all levels, increased incentive-based pay, and higher pension and benefits costs.

The efficiency ratio, which represents expenses as a percentage of fully taxable equivalent revenue, was 69.1% in 2002 versus 74.2% in 2001.

Diluted earnings per common share were $1.36 in 2002, up from $0.58 per common share in 2001. After excluding the impact of Huntington's strategic restructuring plan, as well as the results associated with the sold Florida banking and insurance operations from both years, diluted earnings per share were $1.22 in 2002, up $0.20, or 20%, from 2001. This reflected a 16% increase in net income on this same basis, as well as the benefit of 3% fewer fully diluted shares outstanding. In February 2002, the Board of Directors authorized a 22 million-share repurchase program. During the year, 19.2 million shares were repurchased under this program, which reduced average shares outstanding by 8.8 million for the year and contributed $0.04 to earnings per share.

2001 VERSUS 2000 PERFORMANCE
The $187.3 million decrease in earnings ($344.2 million pre-tax) related to a combination of items that negatively impacted 2001 performance. These items primarily related to the strategic restructuring announced in 2001 and included a $115.2 million pre-tax increase in the provision for loan and lease losses, $80.0 million in restructuring charges, and a negative $22.1 million pre-tax impact from the sold Florida banking and insurance operations, which went from a $3.4 million positive pre-tax income impact in 2000 to a net loss of $18.7 million pre-tax in 2001. Results for 2001 also reflected a $32.5 million tax benefit related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public. Excluding the impact of these items from both 2001 and 2000, net income in 2001 was $257.1 million, down $73.1 million, or 22%. (See Table 25 on page 53.)

Net interest income on a fully taxable equivalent basis increased $38.8 million, or 5%, reflecting a $0.7 billion, or 3%, decline in average earning assets which was more than offset by a 28 basis point, or an effective 9%, increase in the net interest margin to 3.43% from 3.15%. Average loans and leases increased slightly between years, led by growth in home equity, commercial, and commercial real estate loans and leases. However, this benefit was more than offset by a 28% decline in average investment securities.

The provision for loan and lease losses increased $195.9 million reflecting $115.2 million of provision expense including $65.2 million associated with the strategic restructuring plan and a $50.0 million addition made in light of the higher charge-offs and non-performing assets experience in the second half of 2001 especially in the commercial and automobile loan portfolios. The increase in non-performing assets, as well as higher commercial net charge-offs reflected a weakening economy. The higher automobile loan charge-offs, primarily reflected charge-offs associated with loan production from the fourth quarter of 1999 through the fourth quarter of 2000, a period of time when Huntington targeted a broader credit quality spectrum of borrowers.

Non-interest income increased $80.5 million, or 7%, driven by a $64.6 million increase in operating lease income, a $21.1 million increase in mortgage banking income, a $17.2 million increase in brokerage and insurance income and $6.7 million increase in trust services income. Also contributing to the growth in non-interest income, but to a lesser degree, were increases in service charges on deposits, and other service charges and fees, up $3.3 million and $4.3 million, respectively. The benefit of these increases was partially offset by a $36.4 million decrease in securities gains as 2000 results included significant gains related to the sales of marketable equity securities.

Non-interest expense increased $269.6 million, or 21%. This increase reflected $80.0 million of restructuring charges, as well as a $63.8 million, or 13%, increase in operating lease expense and a $56.9 million, or 13%, increase in personnel costs driven by higher incentive-based pay. Other expense increased $57.1 million, with $28.4 million of the change reflecting premium expense associated with the purchase of automobile lease residual value insurance. The efficiency ratio was 74.2% in 2001 versus 70.2% in 2000.

Diluted earnings per common share were $0.58 per common share in 2001, down from $1.33 per share in 2000. After excluding the impact of Huntington's strategic restructuring plan, as well as the results associated with the sold Florida banking and insurance operations from both years, diluted earnings per share were $1.02 in 2001, down $0.30, or 23%, from 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Huntington's primary source of revenue is net interest income, which is the difference between interest income on earning assets, primarily loans, direct financing leases, and securities, and interest expense on funding sources, including interest-bearing deposits and borrowings. Net interest income is impacted by changes in the levels of interest rates, earning assets, and interest-bearing liabilities. Changes in net interest income are measured through interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest-bearing liabilities represents the interest spread. The net interest margin is the calculated percentage of net interest income to average earning assets. Both the interest spread and net interest margin are presented on a fully taxable equivalent basis, which means that tax-free interest income and dividend income, generated primarily from Huntington's investment securities portfolio, are adjusted and expressed on the same basis as other taxable income. Because non-interest bearing sources of funds, such as demand deposits and stockholders' equity, also support earning assets, the net interest margin exceeds the interest spread.

Table 3 shows the average annual balance sheets and the net interest margin analysis for the recent five years (see Table 27 for this corresponding data on an operating basis; i.e. excluding the impact of Huntington's strategic restructuring plan, as well as the impact of the Florida banking operations sold in the first quarter of 2002). Table 3 shows the average annual balances for total assets and liabilities, as well as shareholders' equity, and their various components, most notably loans and leases, deposits, and borrowings. It also shows the corresponding interest income or interest expense associated with each earning asset and interest-bearing liability category along with the average rate associated with each asset or liability category, the difference resulting in the net interest spread. The net interest spread plus the positive impact from non-interest bearing funds represents the net interest margin.

Table 4 shows changes in fully taxable equivalent interest income, interest expense, and net interest income due to volume and rate variances for major categories of earning assets and interest-bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in volume and rate.


-----------------------------------------------------------------------------------------------------------------------------------
TABLE 4 - CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES

-----------------------------------------------------------------------------------------------------------------------------------
                                                            2002                                         2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                  INCREASE (DECREASE) FROM                     Increase (Decrease) From
                                                    PREVIOUS YEAR DUE TO:                        Previous Year Due To:
-----------------------------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis  (1)                        YIELD/                                        Yield/
(in millions of dollars)                    VOLUME          RATE            TOTAL             Volume      Rate        Total
-----------------------------------------------------------------------------------------------------------------------------------

Loans and leases                           $ (50.6)       $ (256.7)       $ (307.3)           $ 21.2     $(150.0)    $(128.8)
Securities                                   (20.9)          (15.9)          (36.8)            (83.9)       13.5       (70.4)
Other earning assets                          (3.8)           (4.4)           (8.2)             19.3        (4.0)       15.3
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                         (75.3)         (277.0)         (352.3)            (43.4)     (140.5)     (183.9)
-----------------------------------------------------------------------------------------------------------------------------------

Deposits                                     (90.3)         (177.7)         (268.0)            (26.3)      (97.9)     (124.2)
Short- and medium-term borrowings            (16.4)          (96.7)         (113.1)            (34.9)      (50.0)      (84.9)
Long-term debt                                 7.9           (22.3)          (14.4)              3.9       (17.5)      (13.6)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES           (98.8)         (296.7)         (395.5)            (57.3)     (165.4)     (222.7)
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                        $  23.5        $   19.7        $   43.2            $ 13.9     $  24.9     $  38.8
-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculated assuming a 35% tax rate.

2002 VERSUS 2001 PERFORMANCE
Fully taxable equivalent net interest income was $796.4 million in 2002, up $43.2 million, from 2001. This reflected a 5% decrease in average earning assets, more than offset by a 38 basis point, or an effective 11%, increase in the net interest margin to 3.81% from 3.43%.

The decrease in average earning assets reflected a $0.7 billion, or 4%, decline in average loans and leases primarily due to the sale of the Florida banking operations, as well as the planned run-off of lower-margin investment securities and other earning assets. Changes in the balance sheet are discussed in more detail below.

The 38 basis point increase in the net interest margin was influenced by two factors. The first was the timing and magnitude of declining interest rates in 2001 and 2002, and the fact that rates reached such historically low levels during the second half of 2002. As interest rates declined in the second half of 2001, deposit and wholesale funding costs declined more rapidly than yields on earning assets, most notably loans and leases. As a result, the net interest margin widened in the second half of 2001. However, as rates continued to decline in 2002, especially in the second half, and given the absolute low levels attained, it became increasingly difficult to lower deposit funding costs commensurate with the decline in earning asset yields. As a result, yields on earning assets fell more rapidly than deposit costs, thus narrowing the net interest margin in the second half of 2002, particularly in the fourth quarter.

The second factor was a decision early in 2001 to reduce the level of low-return investment securities. This helped drive the increase in the net interest margin during the first three quarters of 2001.

A change in the loan and lease mix to lower yield, but higher credit quality, loans and leases had the effect of mitigating the increase in the net interest margin. Since the 2001 fourth quarter, consumer loan and lease production shifted to higher credit quality automobile loan and lease production. Also mitigating the net interest margin increase was the significant growth in lower-yield residential mortgages. While this contributed to a reduced net interest spread on these assets, it improved the total risk adjusted return as lower net charge-offs should be experienced in future periods.

Reflecting these factors, during 2001 the net interest margin in the first quarter was 3.31% and increased steadily throughout the year, peaking at 3.62% in the fourth quarter. During 2002, the margin peaked at 3.98% in the third quarter and declined to 3.83% in the fourth quarter.

2001 VERSUS 2000 PERFORMANCE
Fully taxable equivalent net interest income was $753.2 million in 2001, up $38.8 million, or 5%, from $714.4 million in 2000. This increase was driven by a 28 basis point, or an effective 9%, increase in the net interest margin to 3.43% from 3.15%, as average earning assets declined $0.7 billion, or 3%.

The decline in average earning assets between the two years was driven by a $1.3 billion, or 28%, decrease in average investment securities as part of the planned reduction in lower-margin earning assets. Average loans and leases increased $0.2 billion, or 1%, reflecting a 3% increase in commercial loans, with average commercial real estate loans up 6%. In contrast, average total consumer loans and leases decreased 2%, despite a 14% increase in home equity loans, as residential mortgages and automobile loans and leases declined 24% and 9%, respectively. The higher net interest margin reflected a decision to reduce the level of lower-margin residential mortgages and investment securities. In addition, the balance sheet was slightly liability sensitive during the period and benefited from the decline in short-term rates from 2000 to 2001.

IMPACT FROM DERIVATIVE FINANCIAL INSTRUMENTS
Huntington uses various types of derivative financial instruments, primarily interest rate swaps, to manage its exposure to changes in interest rates. The cash flows generated by derivative instruments are recorded along with the interest income or expense from the hedged asset or liability and consequently are included in the yields on those assets and liabilities. The impact of these derivatives increased the net interest margin by 23 basis points in 2002 but lowered it by 2 and 6 basis points in 2001 and 2000, respectively. Huntington's interest rate risk position is discussed further in the "Interest Rate Risk Management" section of this report.

BALANCE SHEET
Table 5 shows total loans and leases were $18.6 billion at December 31, 2002, with 50% representing consumer loans and leases and 50% commercial and commercial real estate loans. Subsequent to the end of 2002, $0.3 billion of loans at December 31, 2002 were reclassified from commercial loans to commercial real estate loans. This reclassification, which is reflected in the table below, did not affect total interest income or net income for any period.

---------------------------------------------------------------------------------------------------------------------------------
TABLE 5 - END OF PERIOD LOAN AND LEASE PORTFOLIO COMPOSITION
---------------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,                   2002                 2001                   2000                   1999                 1998
---------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)   AMOUNT       %        Amount      %        Amount       %         Amount      %        Amount      %
---------------------------------------------------------------------------------------------------------------------------------

Commercial loans (1)      $  5,606     30.1      $6,439     34.8      $6,634      37.6       $6,300     35.0      $6,027     34.2
Real estate
   Construction              1,012      5.4       1,322      7.1       1,206       6.8        1,159      6.4         868      4.9
   Commercial                2,719     14.5       2,496     13.5       2,253      12.8        2,151     11.9       2,232     12.7
---------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL AND
  COMMERCIAL REAL ESTATE
  LOANS                      9,337     50.0      10,257     55.4      10,093      57.2        9,610     53.3       9,127     51.8
---------------------------------------------------------------------------------------------------------------------------------
Consumer
   Auto loans and leases     3,964     21.3       2,990     16.2       2,648      15.0        3,685     20.4       3,588     20.3
   Home equity               3,200     17.2       3,582     19.4       3,205      18.2        2,562     14.2       2,173     12.3
   Residential mortgage      1,749      9.4       1,128      6.1       1,060       6.0        1,523      8.5       1,459      8.3
   Other loans                 395      2.1         544      2.9         639       3.6          655      3.6       1,282      7.3
---------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER LOANS         9,308     50.0       8,244     44.6       7,552      42.8        8,425     46.7       8,502     48.2
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES    $ 18,645    100.0    $18,501    100.0    $ 17,645      100.0     $ 18,035    100.0    $ 17,629    100.0
=================================================================================================================================

(1) There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

For 2002, average total loans and leases were $17.5 billion, down $0.7 billion, or 4%, from 2001, as shown on Table 3. Excluding the impact of the Florida related loans sold from both 2002 and 2001, as shown on Table 27, average total loans and leases were $17.1 billion, up $1.6 billion, or 10%, from the prior year, driven by a $1.5 billion, or 23%, increase in consumer loans and leases. Since late 2001, a key focus in loan growth has been the generation of residential mortgages and home equity loans and lines of credit. This coincided with heavy demand for refinancing mortgage assets due to the declining interest rate environment. As a result, average residential mortgages increased $0.6 billion, or 74%, with home equity loans and lines up $0.3 billion, or 11%. Average automobile loans and leases increased $0.6 billion, or 26%. Also contributing to growth in average loans and leases, on this same basis, was a $0.4 billion, or 13%, increase in commercial real estate loans. In contrast, average commercial loans declined $0.3 billion, or 5%, reflecting a combination of low demand due to the weak economic environment and reduced shared national credit exposure.


Average total loans and leases in 2001 were $18.1 billion, up $0.2 billion, or 1%, from the prior year. Average commercial loans increased 3% with commercial real estate loans up 6% from the prior year. Average total consumer loans were little changed between years. While home equity loans and lines increased 14%, this growth was offset by declines in automobile loans and leases and residential mortgages of 9% and 24%, respectively.


Average operating lease assets were $2.7 billion in 2002, down 12% from the prior year, in contrast to the 8% growth experienced in 2001. This reflected the run-off of operating leases, as all new automobile lease originations since April 2002 are direct financing leases and reflected in automobile loans and leases.


The $0.3 billion, or 10%, decline in average investment securities in 2002 reflected the continued run off of lower-margin earning assets, mostly in the first half of 2001. The $1.3 billion, or 28%, decline to 2001 from 2000 in investment securities reflected a decision to sell a significant portion of lower-margin securities.


As shown in Table 13, deposits were $17.5 billion at December 31, 2002, with 87% representing core deposits, down from 93% at the end of the prior year, which included the Florida deposits subsequently sold.


Average core deposits were $15.3 billion in 2002 as shown in Table 3. Excluding the impact from average Florida deposits sold, as shown on Table 27, of $0.6 billion in 2002 and $4.3 billion in 2001, average core deposits in 2002 were $14.7 billion, up $1.4 billion, or 10%, from the prior year and represented 89% of average total deposits. This growth was driven by a $1.3 billion, or 37%, increase in interest bearing demand deposits reflecting the combined benefits of enhanced sales efforts and consumers moving funds out of the equity markets. Average brokered time deposits and negotiable certificates of deposits increased $0.6 billion reflecting management's strategy to further diversify its funding sources.

Average core deposits in 2001 were $17.7 billion, up 3% from the prior year. This increase was driven by a 17% increase in average interest bearing demand deposits reflecting successful campaigns to generate deposit growth as well as fund inflows due to uncertainties in the equity markets.

Average borrowings in 2002, comprised of short- and medium-term notes, advances from the Federal Home Loan Bank, and long-term debt including capital securities, totaled $5.5 billion, little changed from the prior year. Average borrowings in 2001 totaled $5.5 billion, down 8% from the year-earlier period. This reflected a combination of factors including increased funding made available from the planned balance sheet repositioning program which resulted in a decline in low-margin earnings assets, particularly in the first half of the year, as well as deposit growth in the second half of the year.

PROVISION FOR LOAN AND LEASE LOSSES
The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) at a level adequate to absorb management's estimate of inherent losses in the loan and lease portfolio. The provision expense was $194.4 million for 2002, down $62.9 million from $257.3 million in 2001. Excluding the $115.2 million of additional provisions in 2001, as well as the $9.9 million decline related to the sale of the Florida banking operations, the provision for loan and lease losses increased $62.2 million, reflecting loan and lease growth, as well as higher total commercial and commercial real estate net charge-offs, as consumer net charge-offs declined. Higher total commercial and commercial real estate net charge-offs reflected the impact of the continued weak economy on some of Huntington's commercial customers, as well as fourth quarter credit actions that accelerated the sale and disposition of non-performing commercial loans. Specific credit actions in the fourth quarter 2002 included $21.4 million in charge-offs associated with the sale of non-performing assets and the charge-off of a $29.9 million credit exposure to a single health care finance company. Existing loan and lease loss reserves were sufficient to absorb these charges and, accordingly, there was no impact on 2002 provision expense.

For 2001, the provision for loan and lease losses was $257.3 million, up $195.9 million from $61.5 million in 2000. Of this increase, $65.2 million reflected a charge associated with Huntington's strategic refocusing plan discussed earlier. These charges included estimated losses related to the exit of sub-prime automobile and truck and equipment lending, losses related to delinquent consumer and small business loans and leases more than 120 days past due, and increased reserves for consumer bankruptcies. In addition, there was a $50.0 million increase to the allowance for loan and lease losses made in light of the higher charge-offs and non-performing assets experience in the second half of 2001 especially in the commercial and automobile loan and lease portfolios. The increase in non-performing assets, as well as higher commercial net charge-offs, reflected a weakening economy. The higher automobile loan and lease charge-offs primarily reflected charge-offs associated with loan and lease production from the fourth quarter of 1999 through the fourth quarter of 2000, a period of time when Huntington targeted a broader credit quality spectrum of borrowers. See the "Credit Risk" section for discussion of the ALLL, net charge-offs, and non-performing assets.

NON-INTEREST INCOME
Non-interest income for the recent three years ended December 31 was as follows:


--------------------------------------------------------------------------------------------------------------------------
TABLE 6 - NON-INTEREST INCOME
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                2002               2001               2000
--------------------------------------------------------------------------------------------------------------------------

Operating lease income                                                   $ 641,785          $ 699,857           $ 635,243
Service charges on deposit accounts                                        152,521            164,052             160,727
Brokerage and insurance                                                     66,843             79,034              61,871
Trust services                                                              62,051             60,298              53,613
Mortgage banking                                                            47,989             59,148              38,025
Bank owned life insurance                                                   46,005             38,241              39,544
Other services charges and fees                                             42,888             48,217              43,883
Gain on sale of Florida operations                                         175,344                ---                 ---
Merchant Services gain                                                      24,550                ---                 ---
Securities gains                                                             4,902                723              37,101
Other                                                                       69,904             59,767              58,795
--------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                              $ 1,334,782         $1,209,337         $ 1,128,802
--------------------------------------------------------------------------------------------------------------------------


Non-interest income was $1,334.8 million, up $125.4 million, or 10%, reflecting a $175.3 million gain from the sale of the Florida banking operations and a $24.6 million gain from the restructuring of Merchant Services. Adjusted to exclude the impact of these gains and the benefit of a $5.3 million reduction in securities losses, partially offset by the $63.6 million reduction in non-interest income attributed to the sold Florida banking and insurance operations, non-interest income was down $16.1 million, or 1%. (See Tables 25 and 26 for further details).

The primary cause of this $16.1 million decrease was a $58.1 million, or 8%, decrease in operating lease income due to run-off as new production since April 2002 is recorded as direct financing leases. Offsetting this decrease, deposit service charges increased $15.7 million, or 12%, reflecting higher personal and commercial service charges; brokerage and insurance income increased $5.5 million, or 10%, reflecting a 19% increase in combined mutual fund and annuity sales; trust services increased $4.1 million, or 7%, due to a 12% increase in mutual fund fees, as well as a 4% increase in personal trust income; and bank owned life insurance was up $7.8 million. Huntington owns and is the beneficiary on three Bank owned life insurance policies that were purchased in 1997 and 1998, insuring the lives of selected Huntington officers. Written consents were obtained from the officers prior to the purchase of the policies. The policies represented approximately 3% of total assets at December 31, 2002 and 2001. The insurance providers are rated A+ or higher. Additionally, the cash values of these policies are backed by assets that are maintained in a separate account to protect Huntington from possible insolvency of the insurance providers.

Mortgage banking income excluding the impact of the sold Florida banking operations declined $7.8 million, or 14%, due to $14.1 million of mortgage servicing impairment in 2002 compared with $6.3 million of such impairment in 2001. These impairments reflected a significant increase in prepayments due to heavy mortgage refinancing activity, particularly in the second half of 2002. Total mortgage loans originated in 2002 were a record $4.1 billion, up from $3.5 billion in 2001 due to heavy refinancing activity as borrowers took advantage of very low interest rates. At December 31, 2002, the value of capitalized mortgage servicing rights was 0.78% of loans serviced for others, down from 0.97% at the end of the prior year.

Other service charges excluding the impact of the sold Florida banking and insurance operations was up $4.4 million, or 12%, primarily driven by higher check card and on-line bill payment fees. Other income on this same comparative basis was up $13.4 million, or 24%, reflecting increases spread over a number of miscellaneous fee and service income categories.

Non-interest income was $1,209.3 million in 2001, up $80.5 million, or 7%. Contributing to this growth was a $64.6 million, or 10%, increase in operating lease income, reflecting growth in the automobile leases outstanding, and a $21.1 million, or 56%, increase in mortgage banking income due to higher mortgage origination activity. Total mortgage loan originations in 2001 were $3.5 billion, significantly higher than $1.5 billion in 2000. This reflected an increase in refinancing activity due to lower interest rates. Brokerage and insurance income increased $17.2 million, or 28%, driven by strong growth in insurance and investment banking fees. Also increasing were trust services, up 12%, other service charges and fees, up 10%, and service charges on deposits, up 2%.

Securities gains in 2002 totaled $4.9 million, up $4.2 million from the prior year, which included a $5.3 million loss realized from the sale of $15 million of Pacific Gas & Electric commercial paper acquired from the Huntington Money Market Fund. Securities gains in 2001 were $0.7 million, down $36.4 million from 2000. Gains in 2000 included gross gains of $66.5 million from the sale of certain equity investments substantially offset by losses from the sale of lower yielding, fixed-income investment securities.

NON-INTEREST EXPENSE
Non-interest expense for the recent three years ended December 31 was as follows:


----------------------------------------------------------------------------------------------------------------------------------
TABLE 7 - NON-INTEREST EXPENSE
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                       2002               2001                2000
----------------------------------------------------------------------------------------------------------------------------------

Operating lease expense                                                         $ 518,970           $558,626            $ 494,800
Personnel costs                                                                   440,760            478,640              421,750
Equipment                                                                          68,323             80,560               78,069
Outside data processing and other services                                         67,368             69,692               62,011
Net Occupancy                                                                      60,264             77,184               75,882
Marketing                                                                          27,911             31,057               34,884
Professional services                                                              25,777             23,879               20,819
Telecommunications                                                                 22,661             27,984               26,225
Printing and supplies                                                              15,198             18,367               19,634
Franchise and other taxes                                                           9,456              9,729               11,077
Amortization of intangible assets                                                   2,019             41,225               39,207
Restructuring charges                                                              56,184             79,957                  ---
Other                                                                              73,797             79,696               22,596
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                     $1,388,688         $1,576,596          $ 1,306,954
----------------------------------------------------------------------------------------------------------------------------------

     Non-interest expense in 2002 was $1,388.7 million, down $187.9 million, or 12%. Excluding the impact from the $142.7 million decline in non-interest expense attributed to the sold Florida banking and insurance operations, as well as the $23.8 million reduction in restructuring charges, non-interest expense was down $21.5 million, or 2%, reflecting a decline in operating lease expense, as well as lower amortization of intangibles and other expenses. These were partially offset by higher personnel costs and outside data processing expenses. (See Tables 25 and 26 for further details).

Operating lease expense declined $39.7 million, or 7%, reflecting the run-off of operating leases as all automobile lease originations since April 2002 are direct financing leases in the automobile loans and leases category.

Personnel costs excluding the impact of the sold Florida banking and insurance operations increased $24.3 million, or 6%, in 2002 reflecting higher salaries, incentive-based compensation, and pension and benefit costs. Higher salaries reflected the expansion of management and employee talent at all levels, including the credit workout group. In addition, and given a renewed focus on sales, incentive-based compensation increased throughout Huntington, most notably in mortgage banking which had a record production year. Higher medical and pension costs were partially offset by gains related to stock received from the demutualization of certain insurance companies where Huntington owned related insurance policies. Outside services increased $6.7 million, or 11%, reflecting volume-driven costs, mostly mortgage banking related. Professional services expense increased $2.5 million, or 11%, due primarily to legal and other costs associated with the resolution of problem credits. Marketing expense was up $1.4 million, or 5%, reflecting expanded advertising activities.

Expense categories that declined from 2001, excluding the impact of the sold Florida banking and insurance operations, included a $10.2 million decline in the amortization of intangible assets, mostly goodwill due to the implementation of FASB Statement No. 142, Goodwill and Other Intangible Assets at the beginning of 2002. Equipment costs declined $3.7 million, or 5%, reflecting lower maintenance costs. Net occupancy expense was down $1.4 million, or 2%, on this same comparative basis due to a real estate tax credit in 2002.

Restructuring charges totaled $56.2 million in 2002 compared with $80.0 million in 2001. The charges for 2002 and 2001 were related to the strategic restructuring announced in July 2001 with the last of such charges recorded in the 2002 third quarter.

Non-interest expense in 2001 was $1,576.6 million, up $269.6 million, or 21%. Contributing to this increase was a $63.8 million, or 13%, increase in operating lease expense, a $56.9 million, or 13%, increase in personnel costs, a $57.1 million increase in the other expense category, and $80.0 million in restructuring charges. The increase in operating lease expense reflected a $63.3 million increase in depreciation expense. Depreciation on leased automobiles increased in 2001 when compared with 2000 due to higher levels of leases, as well as the acceleration of depreciation on vehicles where the expected proceeds at the end of the lease will be less than the expected residual value. The higher personnel costs reflected increased sales commissions related to mortgage banking, capital markets, and annuity and mutual fund sales, offset by lower benefit expense. The $57.1 million increase in other expense reflected the $28.4 million premium expense related to the purchase of automobile lease residual value insurance, of which there was none in 2000. See the "Credit Risk" section for more information regarding automobile lease residual insurance.

INCOME TAXES
Income tax expense was $209.8 million in 2002 compared with an income tax benefit of $23.1 million in 2001 and income tax expense of $133.7 million in 2000. Tax expense in each of these years was significantly impacted by the effect of the strategic restructuring and related sale of the Florida banking and insurance operations, the nature of the restructuring charges, and other items. Huntington's effective tax rate was 38.6%, -18.9%, and 28.7% in 2002, 2001, and 2000, respectively. Excluding the effect of the strategic restructuring and related sale of the Florida banking and insurance operations, the nature of the restructuring charges and other items, Huntington's effective tax rate was 25.7%, 24.7%, and 28.7% in 2002, 2001, and 2000, respectively.
Based on information currently available, Huntington expects its 2003 effective tax rate to range from 26% to 28%. Subsequent to year-end 2002, the Internal Revenue Service completed the audit of Huntington's consolidated federal income tax returns through the tax year 2001. The tax audit resulted in no material impact to Huntington's financial statements. See Note 23 to the consolidated financial statements for more information regarding reported basis income taxes.

CREDIT RISK

Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. Beginning in 2002, management increased its emphasis on its commercial lending to customers with existing or potential relationships within Huntington's primary markets. As a result, outstanding shared national credits declined to $979 million at December 31, 2002, from $1.1 billion at the same period-end last year and a peak of $1.5 billion at June 30, 2001.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
The ALLL was $336.6 million at December 31, 2002, down from $369.3 million at the end of 2001. This represented 1.81% of total loans and leases at year-end 2002 compared with 2.00% for 2001. At the end of 2002, the ALLL represented 246% of non-performing assets up significantly from 162% at the end of last year. Given all of the characteristics in Huntington's loan and lease portfolio, management believes the ALLL is sufficient to absorb the credit losses inherent in the portfolio.

The following table shows the activity in Huntington's ALLL, along with selected credit quality indicators.

------------------------------------------------------------------------------------------------------------------------------
TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS
------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                         2002            2001             2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------
BALANCE, BEGINNING OF YEAR                      $  369,332        $264,929        $ 273,931        $ 273,125        $ 251,540
LOAN AND LEASE LOSSES
     Commercial loans                             (128,868)        (65,743)         (18,013)         (16,203)         (24,512)
     Real estate
       Construction                                 (4,863)           (845)            (238)            (638)             (80)
       Commercial                                  (15,012)         (3,676)          (1,522)          (2,399)          (2,115)
     Consumer
       Automobile loans and leases                 (59,010)        (71,638)         (47,687)         (42,783)         (39,107)
       Home equity                                 (15,312)        (16,384)          (7,979)          (7,233)          (6,215)
       Residential mortgage                           (888)           (879)          (1,140)          (1,404)          (1,243)
       Other consumer loans                        (10,399)        (15,375)          (9,246)         (28,422)         (39,328)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LOAN AND LEASE LOSSES                       (234,352)       (174,540)         (85,825)         (99,082)        (112,600)
------------------------------------------------------------------------------------------------------------------------------
RECOVERIES OF PREVIOUSLY CHARGED OFF LOANS
   AND LEASES
     Commercial loans                               11,106           6,175            4,201            5,303            4,546
     Real estate
       Construction                                    403             179              165              192              441
       Commercial                                    1,831             613              268            1,260            1,800
     Consumer
       Automobile loans and leases                  18,464          16,567           15,407           14,201           14,979
       Home equity                                   1,806           1,796            1,070            1,137              685
       Residential mortgage                             16              94              133              268              367
       Other consumer loans                          3,814           2,847            2,934            7,192            7,399
------------------------------------------------------------------------------------------------------------------------------
TOTAL RECOVERIES                                    37,440          28,271           24,178           29,553           30,217
------------------------------------------------------------------------------------------------------------------------------
NET LOAN AND LEASE LOSSES                         (196,912)       (146,269)         (61,647)         (69,529)         (82,383)
------------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                194,426         257,326           61,464           70,335           81,926
Allowance for loans sold                           (22,297)            ---              ---              ---              ---
Allowance of securitized loans                      (9,165)         (6,654)         (16,719)             ---              ---
Allowance of loans acquired                          1,264             ---            7,900              ---           22,042
------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                            $  336,648        $369,332        $ 264,929        $ 273,931        $ 273,125
==============================================================================================================================

NET LOAN AND LEASE LOSSES AS A % OF AVERAGE
   TOTAL LOANS AND LEASES                             1.13%           0.81%            0.34%            0.39%            0.49%
ALLOWANCE FOR LOAN AND LEASE LOSSES AS A %
   OF TOTAL END OF PERIOD LOANS AND LEASES            1.81%           2.00%            1.50%            1.52%            1.55%

Huntington allocates the ALLL to each loan and lease category based on an expected loss ratio determined by continuous assessment of credit quality based on portfolio risk characteristics and other relevant factors such as historical performance, significant acquisitions and dispositions of loans, and internal controls. For the commercial and commercial real estate credits, expected loss factors are assigned by credit grade at the individual loan and lease level at the time the loan or lease is originated. On a periodic basis, management reevaluates these credit grades. The aggregation of these factors represents management's estimate of the inherent loss in the portfolio.

The portion of the allowance allocated to the more homogeneous consumer loan and lease segments is determined by expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends. Expected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan and lease loss experience, current economic conditions, and risk characteristics of various loan and lease categories. Actual loss ratios experienced in the future, could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions.

To ensure adequacy to a higher degree of confidence, a portion of the ALLL is considered unallocated. For analytical purposes, the allocation of the ALLL is provided in Table 9. While amounts are allocated to various portfolio segments, the total ALLL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.


----------------------------------------------------------------------------------------------------------------------------------
TABLE 9 - ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             2002             2001             2000             1999              1998
----------------------------------------------------------------------------------------------------------------------------------

Commercial loans                                    $155,577         $174,713         $104,968         $ 94,978          $ 82,129
Real estate
     Construction                                     12,542           17,685           12,596           14,863            10,729
     Commercial                                       35,853           38,177           33,909           32,073            35,206
Consumer
     Automobile loans and leases                      51,621           38,799           28,877           40,043            40,792
     Home equity                                      18,621           24,054           19,246           17,089            15,691
     Residential mortgage                              8,566            6,013            4,421            5,393             5,247
     Other consumer loans                              8,085           19,757           22,516           21,523            47,715
----------------------------------------------------------------------------------------------------------------------------------
Total allocated                                      290,865          319,198          226,533          225,962           237,509
Total unallocated                                     45,783           50,134           38,396           47,969            35,616
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ALLOWANCE FOR LOAN AND LEASE LOSSES           $336,648         $369,332         $264,929         $273,931          $273,125
==================================================================================================================================


NET CHARGE-OFFS
Total net charge-offs as a percent of average total loans and leases were 1.13% in 2002 compared to 0.81% in 2001. The increase was due largely to $51.3 million in commercial loan charge-offs related to the special credit actions in the fourth quarter of 2002. In 2001, Huntington made the decision to exit the sub-prime automobile and truck and equipment lending business, which had a combined balance of $69.7 million at December 31, 2002, down from $144.3 million at the end of 2001. Excluding net charge-offs related to these exited businesses, total net charge-offs in 2002 and 2001 were 1.08% and 0.73%, respectively. Commercial and commercial real estate net charge-offs, spread over a number of companies in the retail trade, manufacturing, services, and communications sectors, were 1.46% in the current year versus 0.55% in 2001. Excluding the net charge-offs related to the fourth quarter 2002 special credit actions, total net charge-offs and total commercial and commercial real estate net charge-offs for 2002 were 0.75% and 0.89%, respectively. Consumer charge-offs were 0.64% in 2002 compared with 0.98% in 2001. Automobile loan and lease net charge-offs were 1.05% in 2002 compared with 1.94% in 2001. Table 10 shows the amount of net charge-offs by loan and lease type as a percentage of average loans and leases.



----------------------------------------------------------------------------------------------------------------------------------
TABLE 10 - NET LOAN AND LEASE CHARGE-OFFS
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                   2002             2001           2000          1999           1998
----------------------------------------------------------------------------------------------------------------------------------

NET CHARGE-OFFS BY TYPE

Commercial loans                                             $ 117,528       $ 52,000       $ 13,812      $ 10,900       $ 19,966
Commercial real estate                                          17,641          3,729          1,327         1,585            (46)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL AND COMMERCIAL REAL ESTATE                    135,169         55,729         15,139        12,485         19,920
----------------------------------------------------------------------------------------------------------------------------------

Consumer
   Automobile loans and leases                                  33,027         52,479         32,280        28,582         24,128
   Home equity                                                  13,506         14,588          6,909         6,096          5,530
   Residential mortgage                                            872            785          1,007         1,136            876
   Other consumer loans                                          4,524          7,778          6,312        21,230         31,929
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER                                                  51,929         75,630         46,508        57,044         62,463
----------------------------------------------------------------------------------------------------------------------------------
Total net charge-offs, excluding exited businesses             187,098        131,359         61,647        69,529         82,383
Net charge-offs related to exited businesses                     9,814         14,910            ---           ---            ---
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                        $ 196,912      $ 146,269       $ 61,647      $ 69,529        $82,383
==================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------
TABLE 10 - NET LOAN AND LEASE CHARGE-OFFS (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                              2002           2001          2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------

NET CHARGE-OFFS AS A % OF AVERAGE
  LOANS AND LEASES

Commercial loans                                       2.07%          0.78%         0.21%          0.18%         0.35%
Commercial real estate                                 0.49%          0.10%         0.04%          0.05%           ---
-----------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL AND
COMMERCIAL REAL ESTATE                                 1.46%          0.55%         0.15%          0.13%         0.23%
-----------------------------------------------------------------------------------------------------------------------

Consumer
   Automobile loans and leases                         1.05%          1.94%         1.02%          0.80%         0.74%
   Home equity                                         0.44%          0.43%         0.23%          0.26%         0.29%
   Residential mortgage                                0.06%          0.07%         0.07%          0.08%         0.06%
   Other consumer loans                                1.09%          1.37%         1.20%          1.93%         2.25%
-----------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER                                         0.64%          0.98%         0.58%          0.67%         0.78%
-----------------------------------------------------------------------------------------------------------------------
Total net charge-offs, excluding exited
   businesses                                          1.08%          0.73%         0.34%          0.39%         0.49%
=======================================================================================================================

TOTAL NET CHARGE-OFFS                                  1.13%          0.81%         0.34%          0.39%         0.49%
=======================================================================================================================

Economic activity has remained sluggish and the uncertainty about the future level of activity has increased recently. Management expects 2003 full year net charge-offs to be in the 0.65% - 0.75% range.

Huntington's management expects favorable trends in credit quality and net charge-offs entering 2003 assuming no further deterioration in the economy.

NON-PERFORMING ASSETS
Non-performing assets consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Commercial and commercial real estate loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Consumer loans and leases, excluding residential mortgages, are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages, while highly secured, are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest, regardless of security. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral is then recorded as real estate owned. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

Total NPAs were $136.7 million at December 31, 2002, compared with $227.5 million at the end of 2001 and represented 0.73% and 1.23% of total loans and leases and other real estate. The decline in the level of NPAs from the prior year-end reflected the sale of NPAs in the fourth quarter of 2002 (see page 30 for discussion). While the economy has continued to be weak and the uncertainty about the future level of economic activity has increased, management continues to expect NPAs in 2003 to remain around current levels.

--------------------------------------------------------------------------------------------------------------------------
TABLE 11 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES
--------------------------------------------------------------------------------------------------------------------------
                                                                                       DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                              2002       2001      2000        1999        1998
--------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases
   Commercial loans                                                  $ 91,861   $159,637  $ 55,804    $ 42,958    $34,586
   Real estate
      Construction                                                      5,554     13,885     8,687      10,785     10,181
      Commercial                                                       21,211     34,475    18,015      16,131     13,243
      Residential                                                       9,443     11,836    10,174      11,866     14,419
--------------------------------------------------------------------------------------------------------------------------
Total non-accrual loans and leases                                    128,069    219,833    92,680      81,740     72,429
Renegotiated loans                                                        ---      1,276     1,304       1,330      4,706
--------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS AND LEASES                                 128,069    221,109    93,984      83,070     77,135
--------------------------------------------------------------------------------------------------------------------------
Other real estate, net                                                  8,654      6,384    11,413      15,171     18,964
--------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                                          $136,723   $227,493  $105,397    $ 98,241    $96,099
==========================================================================================================================

ACCRUING LOANS AND LEASES PAST DUE 90 DAYS OR MORE                   $ 61,526   $ 76,013  $ 66,665    $ 54,567    $47,789
==========================================================================================================================

NON-PERFORMING LOANS AND LEASES AS A % OF TOTAL LOANS
   AND LEASES                                                            0.69%      1.20%     0.53%       0.46%      0.44%
NON-PERFORMING ASSETS AS A % OF TOTAL LOANS AND LEASES
   AND OTHER REAL ESTATE                                                 0.73%      1.23%     0.60%       0.54%      0.54%
ALLOWANCE FOR LOAN LOSSES AS A % OF NON-PERFORMING LOANS
   AND LEASES                                                             263%       167%      282%        330%       354%
ALLOWANCE FOR LOAN AND LEASE LOSSES AS A % OF NON-PERFORMING ASSETS       246%       162%      251%        279%       284%
ACCRUING LOANS AND LEASES PAST DUE 90 DAYS OR MORE
   TO TOTAL LOANS AND LEASES                                             0.33%      0.41%     0.38%       0.30%      0.27%

Note: For 2002, the amount of interest income which would have been recorded under the original terms for total loans and leases classified as non-accrual or renegotiated was $12.6 million. Amounts actually collected and recorded as interest income for these loans and leases was $5.1 million.


Loans and leases past due ninety days or more but continuing to accrue interest decreased to $61.5 million at December 31, 2002, down from $76.0 million a year earlier. This represented 0.33% and 0.41% of total loans and leases, respectively.

Table 12 reflects the change in NPAs for the recent four years and includes NPAs in the Florida operations to the date of their sale in the 2002 first quarter:


-----------------------------------------------------------------------------------------------------------------------------
TABLE 12 - NON-PERFORMING ASSET ACTIVITY
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                     2002             2001            2000           1999
-----------------------------------------------------------------------------------------------------------------------------

BEGINNING OF PERIOD                                               $227,493        $105,397         $98,241        $96,099
New non-performing assets                                          260,229         329,882         113,870        106,014
Returns to accruing status                                         (17,124)         (2,767)         (5,914)        (5,744)
Loan and lease losses                                             (152,616)        (67,541)        (18,052)       (19,547)
Payments                                                          (136,774)       (106,839)        (68,982)       (67,682)
Sales                                                              (44,485)(1)     (30,639)        (13,766)       (10,899)
-----------------------------------------------------------------------------------------------------------------------------
END OF PERIOD                                                     $136,723        $227,493        $105,397        $98,241
=============================================================================================================================

(1) Includes $6.5 million related to the sale of the Florida operations and $21.4 million related to the 4th quarter special credit actions.



INTEREST RATE RISK MANAGEMENT

Huntington seeks to minimize earnings volatility by managing the sensitivity of net interest income and the fair value of its net assets to changes in market interest rates. The Board of Directors and the Asset and Liability Management Committee (ALCO) oversee various risks by establishing broad policies and specific operating limits that govern a variety of risks inherent in operations, including liquidity, counterparty credit risk, settlement, and market risks.

Market risk is the potential for declines in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. Interest rate risk is Huntington's primary market risk. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.

Interest rate risk management is a dynamic process that encompasses new business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish overall balance sheet objectives, management regularly accesses money, bond, futures, and options markets, as well as trading exchanges. In addition, Huntington contracts with dealers in over-the-counter financial instruments for interest rate swaps. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with approved risk tolerances.

Interest rate risk modeling is performed monthly. An income simulation model is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. Although Bank Owned Life Insurance and automobile operating lease assets are classified as non-interest earning assets, Huntington includes these portfolios in its interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. Market value risk (referred to as Economic Value of Equity, or EVE) is measured using a static balance sheet. The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. Moreover, the models incorporate the effects of embedded options, such as interest rate caps, floors, and call options, and account for changes in relationships among interest rates

The baseline scenario for the income simulation, with which all others are compared, is based on market interest rates implied by the prevailing yield curve. Alternative market rate scenarios are then employed to determine their impact on the baseline scenario. These alternative market rate scenarios include spot rates remaining unchanged for the entire measurement period, parallel rate shifts on both a gradual and immediate basis, as well as movements in rates that alter the shape of the yield curve. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the prime rate.

When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model 200 basis point increasing and decreasing parallel shifts in the yield curve during the next twelve-month period. At December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was modeled because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At the end of 2002, that scenario modeled net interest income 0.7% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. This compares with the Board of Directors policy limit of a 4.0% change in net interest income given a 200 basis point scenario. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

The net interest margin has been adversely impacted in recent months by:
(1) fixed-rate consumer loan repayments being reinvested at lower market rates;
(2) high repayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations, and; (6) the flattening of the yield curve. Future net interest income could also be adversely affected by these factors.

The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At December 31, 2002, the model indicated that such an increase in rates would be expected to reduce the EVE by 3.8% and compares with an estimated negative impact of 2.9% at December 31, 2001.

The model is a useful but simplified representation of Huntington's underlying interest rate risk profile. Simulations reflect choices of statistical techniques, functional forms, model parameters, and numerous uncertain assumptions. Nonetheless, experience has demonstrated and management believes that these models provide reliable guidance for measuring and managing interest rate sensitivity.

LIQUIDITY

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Huntington's ALCO establishes guidelines and regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management believes that sufficient liquidity exists at both the parent company and the Bank to meet their estimated needs.

BANK LIQUIDITY
The Bank manages both its external and internal liquidity. External liquidity includes maintaining funding sources for the Bank's activities. These activities primarily consist of making loans and leases to customers, repaying the Bank's obligations as they become due, and supporting the cost of operating the Bank. Selected information regarding the Bank's short-term borrowings is found in Table 14 and the maturity of obligations, including payments due under operating lease obligations, is reflected in Table 15.

Deposits are the Bank's primary source of funding, of which 87% were provided by the Regional Banking segment. Table 13 details the types and sources of deposits by business segment at December 31, 2002, and compares these balances by type and source to balances at December 31, 2001.

------------------------------------------------------------------------------------------------------------------------------
TABLE 13 - DEPOSIT LIABILITIES
------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                            DECEMBER 31, 2002                    December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
BY TYPE                                                              BALANCE        %                    Balance         %
------------------------------------------------------------------------------------------------------------------------------

Demand deposits
     Non-interest bearing                                            $ 3,074        17.6                 $ 3,635         18.0
     Interest bearing                                                  5,374        30.7                   5,723         28.3
Savings deposits                                                       2,851        16.3                   3,466         17.2
Other domestic time deposits                                           3,956        22.6                   5,868         29.1
------------------------------------------------------------------------------------------------------------------------------
TOTAL CORE DEPOSITS                                                   15,255        87.2                  18,692         92.6
------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                               732         4.2                   1,131          5.6
Brokered time deposits and negotiable CDs                              1,093         6.2                     138          0.7
Foreign time deposits                                                    419         2.4                     226          1.1
------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                      $ 17,499       100.0                $ 20,187        100.0
==============================================================================================================================

BY BUSINESS SEGMENT
------------------------------------------------------------------------------------------------------------------------------
Regional Banking
   Central Ohio / West Virginia                                      $ 5,361        30.6                 $ 5,217         25.8
   Northern Ohio                                                       3,602        20.6                   3,256         16.1
   Southern Ohio / Kentucky                                            1,365         7.8                   1,291          6.4
   West Michigan                                                       2,402        13.7                   2,227         11.0
   East Michigan                                                       1,962        11.2                   1,895          9.4
   Indiana                                                               613         3.5                     578          2.9
------------------------------------------------------------------------------------------------------------------------------
      Total Regional Banking                                          15,305        87.4                  14,464         71.6
------------------------------------------------------------------------------------------------------------------------------
Dealer Sales                                                              59         0.3                      82          0.4
Private Financial Group                                                  924         5.3                     717          3.6
Treasury / Other                                                       1,211         7.0                     256          1.3
------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS EXCLUDING FLORIDA                                      17,499       100.0                  15,519         76.9
------------------------------------------------------------------------------------------------------------------------------
Florida                                                                  ---         ---                   4,668         23.1
------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                      $ 17,499       100.0                $ 20,187        100.0
==============================================================================================================================


Domestic time deposits of $100,000 or more, adjusted to include brokered time deposits and negotiable certificates of deposit and IRAs included in Other domestic time deposits, totaled $1.9 billion at December 31, 2002. These time deposits mature as follows: $343 million within three months, $182 million within six but more than three months, $212 million within one year but more than six months, and $1,166 million maturing beyond one year. At December 31, 2002,

Huntington's loans and leases were 99.8% of total deposits. This compares with 89.7% of total deposits at December 31, 2001, or 106% excluding the loans and deposits sold with the Florida operations.

The Bank's ALCO establishes policies and monitors guidelines to diversify the Bank's wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt. To enhance the availability of liquidity, the Bank has available a $6.0 billion domestic bank note program. This program was renewed in 2002. At December 31, 2002, a total of $5.7 billion in domestic bank notes remained available for future issuance under this program. In addition, the Bank shares a $2.0 billion Euronote program with the parent company. This program was renewed on February 6, 2003, and is subject to annual renewal. Approximately $1.3 billion was available under this program at December 31, 2002. Both programs enable the Bank to issue notes with maturities from one month to thirty years. During 2002, management added significantly to its wholesale borrowings, primarily due to the loss of deposit funding with the sale of Huntington's Florida banking operations. In adding wholesale borrowings, management also lengthened the average maturity of these borrowings. At the end of 2002, the Bank had wholesale borrowings of $5.9 billion, which had a weighted-average maturity of 1.7 years.

-------------------------------------------------------------------------------------------------------------------------
TABLE 14 - SHORT-TERM BORROWINGS
                                                                                   YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                  2002              2001              2000
-------------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                                      $ 2,458,523       $ 1,913,607       $ 1,822,480
Weighted average interest rate at year-end                                     1.49%             2.24%             5.91%
Maximum amount outstanding at month-end during the year                  $ 2,503,962       $ 3,094,647       $ 2,093,546
Average amount outstanding during the year                               $ 2,072,075       $ 2,258,860       $ 1,831,228
Weighted average interest rate during the year                                 1.98%             4.11%             5.68%

-------------------------------------------------------------------------------------------------------------------------



The Bank is also a member of the Federal Home Loan Bank of Cincinnati (FHLB), which provides funding through advances to its members that are collateralized with mortgage-related assets. These advances carry maturities from one month to twenty years. At December 31, 2002, the Bank had $1.0 billion of advances from the FHLB, compared with only $17 million of advances at December 31, 2001. During 2002, the Bank significantly increased its borrowing capability with the FHLB as these advances provided a flexible source of funding. At December 31, 2002, a total of $2.7 billion of residential mortgage loans, commercial real estate loans, and home equity loans were pledged to secure borrowing under these advances.

---------------------------------------------------------------------------------------------------------------------------------
TABLE 15 - MATURITY OF BANK OBLIGATIONS
---------------------------------------------------------------------------------------------------------------------------------
                                                                             PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------------------------------------
                                                                                                          2008 &
(in millions of dollars)                         2003        2004        2005       2006       2007        AFTER       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Medium-term notes                                  $540.1     $ 855.0      $510.0     $ ---       $ ---       $ ---    $ 1,905.1
Subordinated notes                                  253.0         ---         ---       ---         ---       485.7        738.7
Preferred securities                                  ---         ---         ---       ---         ---        50.0         50.0
Federal Home Loan Bank advances                      10.0         3.0       100.0       ---       900.0         ---      1,013.0
Operating lease obligations                          35.1        33.1        29.7      27.6        26.2       218.6        370.3
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                              $838.2     $ 891.1      $639.7     $27.6      $926.2     $ 754.3    $ 4,077.1
=================================================================================================================================

Huntington maintains a portfolio of securities that can be used as a secondary source of liquidity (to the extent that securities are not pledged), substantially all of which is held by the Bank. At December 31, 2002, the portfolio of securities available for sale totaled $3.4 billion, of which $2.6 billion was pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes, and securities sold under repurchase agreements. The composition and maturity of these securities are presented in Table 16. Weighted average yields were calculated using amortized cost and on a fully taxable equivalent basis assuming a 35% tax rate, excluding marketable equity securities.

--------------------------------------------------------------------------------------------------------------------------------
TABLE 16 - SECURITIES AVAILABLE FOR SALE
                                                                                              DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2002               2001               2000
--------------------------------------------------------------------------------------------------------------------------------

U.S. Treasury and Federal Agencies                                             $2,627,684        $ 2,322,079        $ 3,284,031
Other                                                                             775,685            527,500            806,494
--------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE                                            $3,403,369        $ 2,849,579        $ 4,090,525
================================================================================================================================

                                                        AMORTIZED              FAIR
                                                           COST               VALUE              Yield
-------------------------------------------------------------------------------------------------------------
U.S. Treasury
     1-5 years                                              $ 13,434             $ 14,066        3.51%
     6-10 years                                                4,704                5,367        5.51%
     Over 10 years                                               412                  479        6.07%
-------------------------------------------------------------------------------------------------------------
        Total U.S. Treasury                                   18,550               19,912        4.07%
------------------------------------------------------------------------------------------------------------
Federal Agencies
     Mortgage-backed
        1-5 years                                             34,196               35,166        5.29%
        6-10 years                                           264,219              270,779        5.33%
        Over 10 years                                        873,552              901,417        5.78%
------------------------------------------------------------------------------------------------------------
           Total Mortgage-backed                           1,171,967            1,207,362        5.66%
------------------------------------------------------------------------------------------------------------
     Other agencies
       Under 1 year                                           34,923               35,966        4.91%
        1-5 years                                            758,032              783,533        5.21%
        6-10 years                                            95,617               97,095        4.79%
        Over 10 years                                        477,185              483,816        5.50%
------------------------------------------------------------------------------------------------------------
           Total Other                                     1,365,757            1,400,410        5.27%
------------------------------------------------------------------------------------------------------------
TOTAL U.S. TREASURY AND FEDERAL AGENCIES                   2,556,274            2,627,684        5.44%
------------------------------------------------------------------------------------------------------------
Other
     Under 1 year                                              7,133                7,183        8.43%
     1-5 years                                                62,939               63,886        6.53%
     6-10 years                                               49,581               51,046        6.61%
     Over 10 years                                           451,108              449,958        5.71%
     Retained interest in securitizations                    146,160              159,978        15.56%
     Marketable equity securities                             42,846               43,634
------------------------------------------------------------------------------------------------------------
TOTAL OTHER                                                  759,767              775,685        7.88%
------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE                      $ 3,316,041           $3,403,369        5.98%
============================================================================================================

(1) Weighted average yields were calculated using amortized cost and on a fully tax equivalent basis assuming a 35% tax rate. Marketable equity securities are excluded.


Other significant factors impacting the Bank's liquidity are the repayment of principal and the receipt of interest on the Bank's loans and direct financing leases, rental income payments from operating lease assets, and proceeds from the sales of vehicles at the end of the applicable operating lease. The Bank's consumer loan and lease portfolio contains a significant amount of loans and leases with relatively shorter weighted-average lives to maturity. In addition, commercial loans and real estate construction portfolios have relatively short maturities with 44% of the combined principal maturing in one year or less, as reflected in Table 17.

---------------------------------------------------------------------------------------------------------------------------------
TABLE 17 - MATURITY SCHEDULE OF SELECTED LOANS
---------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                                                AT DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                    One Year           One to           After
                                                                     or Less         Five Years       Five Years         Total
---------------------------------------------------------------------------------------------------------------------------------

Commercial loans                                                       $ 2,490          $ 2,481            $635           $5,606
Real estate - construction                                                 450              544              18            1,012
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $ 2,940          $ 3,025            $653           $6,618
=================================================================================================================================

Variable interest rates                                                $ 2,813          $ 2,582            $509           $5,904
Fixed interest rates                                                       127              443             144              714
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  $ 2,940          $ 3,025            $653           $6,618
=================================================================================================================================


There are other sources of liquidity should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow through the Federal Reserve's discount window. At December 31, 2002, a total of $1.5 billion of commercial loans had been pledged to secure potential future borrowings that could be obtained through this facility.

PARENT COMPANY LIQUIDITY
Parent company liquidity consists primarily of a program of regular dividends from its subsidiaries, predominantly the Bank, its medium-term note program, and a commercial paper program issued through Huntington Bancshares Financial Corporation, a non-bank subsidiary. The Bank could declare dividends to be paid to the parent company, without regulatory approval, of $98.1 million at December 31, 2002.

The parent company uses this liquidity to pay dividends to its stockholders, repurchase shares of its common stock, meet its financial obligations, fund certain non-bank activities, finance acquisitions, and for other general corporate purposes. At December 31, 2002, the parent company had $455 million issued under a $750 million medium-term note program, leaving $295 million available for future funding needs. At December 31, 2002, the parent company had $140 million in medium-term notes outstanding: $40 million will mature in 2003 and $100 million in 2004. As mentioned earlier, the parent company shares a $2.0 billion Euronote program with the Bank. Availability of funding through these two programs amounted to $1.6 billion at December 31, 2002.

In 2002, the liquidity of the parent company was favorably affected by the sale of the Florida banking operations through a subsequent recapitalization of the Bank. This recapitalization returned $670 million of capital to the parent company. During 2002, subsequent to the recapitalization, the parent company repurchased 19.2 million shares of its common stock for $370 million. Details of this program are discussed further under the Capital section that follows.

At December 31, 2002, the parent company had $546.9 million of cash and cash equivalents on hand. Management believes that the parent company has sufficient liquidity to meet its cash flow obligations in 2003, including payment of its current dividend, without relying upon the capital markets for financing.

CAPITAL

Capital is managed at each legal subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Management places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders.

Shareholders' equity declined $143 million during 2002 compared with an increase of $17 million in the previous year. Increases to shareholders' equity reflecting higher net earnings, equity issued for acquisitions, and the positive mark-to-market of securities available for sale and derivatives used to hedge cash flows for 2002, were more than offset by dividends and repurchases of common shares. Cash dividends declared were $0.64 per share in 2002, down from $0.72 per share in 2001, and $0.76 per share in 2000.

Average shareholders' equity in 2002 was $2.3 billion, down modestly from $2.4 billion in 2001. The ratio of average equity to average assets in 2002 was 8.87% versus 8.57% a year ago. Tangible period-end equity to tangible period-end assets was 7.58% at the end of 2002, up significantly from 6.17% a year earlier, reflecting the tangible capital generated from the sale of the Florida operations offset by the subsequent share repurchase program in 2002. Given the current asset mix and risk profile, management has a longer term targeted tangible equity to asset ratio of 7.00%.

In February 2002, the Board of Directors authorized a share repurchase program for up to 22 million shares and canceled the previously existing authorization. Under this authorization, a total of 19.2 million shares were repurchased at a cost of $370.0 million through the end of December 2002. An additional 0.2 million shares were repurchased in early January 2003, bringing total shares repurchased under this authorization to 19.4 million shares. In mid-January 2003, the Board of Directors approved a new share repurchase authorization for up to 8 million shares, canceling the 2.6 million shares remaining under the February 2002 authorization. Huntington expects to use this new authorization to complete the purchase of the 2.6 million shares remaining for repurchase under the prior authorization. Repurchases of shares will be made from time to time as deemed appropriate and will be reserved for reissue in connection with Huntington's dividend reinvestment and employee benefit plans, as well as for acquisitions and other corporate purposes.

Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, and risk-adjusted assets for the recent five years are shown in Table 18:


------------------------------------------------------------------------------------------------------------------------------
TABLE 18 - CAPITAL ADEQUACY
------------------------------------------------------------------------------------------------------------------------------

                                      "Well-                                    AT DECEMBER 31,
                                   Capitalized"    ---------------------------------------------------------------------------
(in millions of dollars)             MINIMUMS          2002           2001            2000           1999            1998
------------------------------------------------------------------------------------------------------------------------------

Total Risk-Adjusted Assets                   N/A       $ 27,215        $ 27,926        $ 26,911      $ 25,272         $24,226
Ratios:
Tier 1 Risk-Based Capital                  6.00%          8.65%           7.30%           7.37%         7.72%           7.19%
Total Risk-Based Capital                  10.00%         11.54%          10.34%          10.51%        10.82%          10.75%
Tier 1 Leverage                            5.00%          8.85%           7.46%           7.10%         6.89%           6.45%

Huntington is supervised and regulated by the Federal Reserve whereas the Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

During 2002, Huntington acquired Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm with approximately $500 million in assets under management. Huntington paid cash to Haberer shareholders and issued 202,695 shares of common stock from treasury. Also during 2002, Huntington acquired LeaseNet Group, Inc. (LeaseNet), a $90 million leasing company located in Dublin, Ohio. Huntington paid cash to LeaseNet shareholders and issued 835,035 shares of common stock from treasury. See Huntington's Statement of Changes in Shareholders' Equity for a detail of activity.

LINES OF BUSINESS DISCUSSION

Below is a brief description of each line of business and a discussion of business segment results. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense. Financial information for each line of business, including a reconciliation to reported earnings, can also be found in Note 27 to the consolidated financial statements. The chief decision-makers for Huntington rely on operating basis earnings for review of performance and for critical decision-making purposes and, therefore, the information below is presented on an operating basis. During 2002, the previously reported segments, Retail Banking and Corporate Banking, were combined and renamed Regional Banking. In addition, changes were made in 2002 to the methodologies utilized for certain balance sheet and income statement allocations from Huntington's management reporting system. The prior periods have not been restated for these methodology changes. The following tables within each segment show performance on this basis for the most recent three years.

REGIONAL BANKING
Regional Banking provides products and services to retail, business banking, and commercial customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management.


--------------------------------------------------------------------------------------------------------------------------
TABLE 19 - REGIONAL BANKING RESULTS
                                                                                        Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        2002            2001            2000
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                              $ 592,977       $ 626,647      $ 656,856
Provision for loan and lease losses                                                141,190          96,943         36,180
Non-interest income                                                                279,780         262,432        276,350
Non-interest expense                                                               559,302         523,994        570,788
--------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                                           172,265         268,142        326,238
Income taxes                                                                        60,293          93,850        112,549
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                 $ 111,972       $ 174,292      $ 213,689
--------------------------------------------------------------------------------------------------------------------------


Regional Banking's operating income was $112.0 million in 2002 compared to $174.3 million for 2001 and $213.7 million for 2000. Net interest income decreased $33.7 million, or 5%, in 2002. Regional Banking provides net funds to Huntington's other business segments since its deposits exceed its loans and leases and, therefore, receives an earnings credit for those excess deposits. The declining interest rate environment resulted in lower credit for this deposit excess and margin compression in 2002.

The provision for loan and lease losses increased $44.2 million in 2002 over 2001 versus an increase of $60.8 million in 2001 over 2000. The increases in 2002 and 2001 were indicative of the deteriorating credit quality that began late in 2000. Provision expense reflects net charge-offs (excluding the restructuring charges for 2001) and charges for loan and lease growth for the period. In 2002, net charge-offs were 0.76% compared with 0.54% for 2001.

Non-interest income rose $17.3 million, or 7%, in 2002, following a $13.9 million, or 5%, decline in 2001. Service charges on deposit accounts increased 12% (personal 9% and corporate 14%) to $144.7 million. The growth in personal service charges was primarily attributable to a new pricing structure and deposit volume initiatives. The corporate increase was the result of customers choosing to pay fees in lieu of maintaining balances due to lower earnings credit paid to commercial checking customers. In addition, electronic banking fees increased 10%. These revenue increases were partially offset by a 12% decline in total mortgage banking income. Gross mortgage banking revenue increased commensurate with a 22% increase in closed loans, but significant impairment of mortgage servicing rights pushed total mortgage banking income down in 2002. The declining rate environment during the recent twelve months caused accelerated mortgage prepayment expectations and, therefore, recognition of asset impairment of capitalized mortgage servicing rights and increased amortization. Excluding mortgage banking income, non-interest income increased 11% in 2002.

Non-interest expense was $559.3 million in 2002, up $35.3 million, or 7%, when compared to $524.0 million in 2001. Non-interest expense for 2001 was down $46.8 million, or 8%, from 2000. Personnel costs were $240.9 million, up 8%, compared with $223.8 million in 2001. The increase reflected investment in strengthening Regional Banking's management, business banking sales, and credit administration teams. In addition, this segment experienced increases in performance-based incentive compensation commensurate with production and revenue growth.

Total Regional Banking average loans and leases for 2002 increased to $12.3 billion, or 6%, over 2001. Mortgage and home equity lending represented the majority of the growth in average earning assets. Average mortgage loans increased 46% from $817 million in 2001 to nearly $1.2 billion in 2002. Home equity loans and lines of credit increased 19% from $1.8 billion in 2001 to $2.1 billion in 2002. Commercial real estate loans for 2002 grew $213.6 million, or 7%, while average commercial loans were down $373.1 million, or 8%, from 2001.

Total average deposits for 2002 increased $1.1 billion, or 8%, from 2001. An enhanced focus on relationship selling and the economic environment propelled growth in checking and money market deposits. While demand for retail CD's remained strong, Regional Banking protected interest margins by refraining from paying aggressive competitive rates resulting in a 2% decline in CD balances year-over-year. Average deposit growth excluding CD's was 15% in 2002. As noted in the PFG line of business review that follows, Regional Banking also experienced growth in its packaged investment product sales through the retail channel.

Regional Banking contributed 38% of operating earnings in 2002 and comprised 68% of Huntington's total loan and lease portfolio and 87% of total deposits at December 31, 2002.


DEALER SALES
Dealer Sales serves automotive dealerships within Huntington's primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. This segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobile under long-term operating and direct financing leases, finances the dealership's inventory of automobiles, and provides other banking services to the automotive dealerships and their owners.


--------------------------------------------------------------------------------------------------------------------------
TABLE 20 - DEALER SALES RESULTS
                                                                                       YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        2002            2001            2000
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                               $ 34,713      $ (24,339)      $ (44,243)
Provision for loan and lease losses                                                 44,573         29,655          17,098
Non-interest income                                                                669,898        721,500         666,509
Non-interest expense                                                               611,706        640,135         527,088
--------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                                            48,332         27,371          78,080
Income taxes                                                                        16,913          9,580          27,207
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                  $ 31,419       $ 17,791        $ 50,873
==========================================================================================================================


Dealer Sales operating earnings were $31.4 million in 2002, compared to $17.8 million in 2001 and $50.9 million in 2000. Higher provision for loan and lease losses and losses on terminated operating leases, reflecting weakened economic conditions, higher bankruptcies, and a softer used car market, had an adverse impact on operating performance of this segment in 2002 and 2001. Since April 2002, Huntington began booking leases for automobiles as direct financing leases instead of operating leases.

Net interest income was $34.7 million for 2002, compared with a negative $24.3 million for 2001. Net interest income was a negative $44.2 million for 2000. Net interest income was negative for 2001 and 2000 because the funding cost related to Dealer Sales' operating lease assets, which are non-interest earning assets, is included in interest expense, whereas the revenue is reported as a component of non-interest income. The change in net interest income is primarily from recording automobile leases as direct financing leases rather than operating leases as had been Huntington's practice prior to May 2002. Automobile loan balances increased $188.7 million to $3.1 billion during 2002 from $2.9 billion in 2001. Direct financing lease balances increased $786 million to $893 million in 2002, while operating lease inventory balances decreased $820 million to $2.3 billion. Total automobile loan and lease (direct financing and operating) originations were $3.5 billion in 2002 compared with $3.4 billion in 2001.

The provision for loan and lease losses for 2002 increased $14.9 million from 2001 compared with an increase in 2001 of $12.6 million. The increase in provision expense is from the creation of additional allowance for losses on loans and leases as required by direct financing lease accounting.

Non-interest income decreased $51.6 million, or 7%, from 2001, reflecting lower operating lease rental income. Non-interest expense decreased $28.4 million, reflecting lower depreciation expense on lower operating lease inventory balances.

Dealer Sales contributed 11% and 37% of 2002 operating earnings and operating revenues, respectively.

PRIVATE FINANCIAL GROUP (PFG)
PFG provides products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.

--------------------------------------------------------------------------------------------------------------------------
TABLE 21 - PRIVATE FINANCIAL GROUP RESULTS
                                                                                        YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                         2002           2001            2000
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                               $ 35,403        $ 36,323       $ 30,502
Provision for loan and lease losses                                                  3,477             408          1,279
Non-interest income                                                                108,817          91,986         57,442
Non-interest expense                                                               100,961          94,025         53,866
--------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                                            39,782          33,876         32,799
Income taxes                                                                        13,924          11,857         11,343
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                  $ 25,858        $ 22,019       $ 21,456
==========================================================================================================================


PFG's operating earnings for 2002 were $25.9 million, up 17% from 2001, due primarily to growth in non-interest income. For 2002, growth in non-interest income was partially offset by reduced net interest income, increased provision for loan and lease losses, and increased non-interest expense. Operating earnings were $21.5 million for 2000.

Average loans and leases grew 36% to $895 million and average deposits grew 30% to $807 million from 2001 to 2002. Net interest income was down 3% driven by a shift in product mix and margin compression, particularly on consumer loans and leases reflective of lower consumer mortgage loan rates.

Provision for loan and lease losses for 2002 increased by $3.1 million from 2001 largely reflecting higher net charge-offs. Net charge-offs were 0.20% of average loans and leases for 2002 versus 0.09% for 2001.

Non-interest income for 2002 was $108.8 million, up 18% from 2001, resulting primarily from increased brokerage revenue, increased trust revenue, and increased other income. Brokerage revenue increased by $7.3 million, or 23%, from 2001 due to increased sales of annuity products. Insurance revenue for 2002 decreased by $0.4 million, or 3%, from 2001 mostly due to decreased sales volume from the life agency business.

In 2002, PFG restructured its sales/distribution force to eliminate the use of separate insurance sales personnel to sell insurance products through the retail branch offices and to utilize the more established brokerage sales force for retail insurance sales. Although sales volume decreased during this transition year as the new model was being implemented, significant expense savings resulted as well. Trust revenue for 2002 increased by $4.0 million, or 7%, from 2001 largely due to the acquisition of Haberer in April 2002. Increased revenue from investment advisory and other services provided to the Huntington Funds was also a major source of the increase in trust revenue. During 2001, PFG introduced five new equity funds. These funds grew to over $200 million in assets by the end of 2002. Other income for 2002 increased by $5.6 million from 2001 primarily because of the $4.2 million charge in 2001 for the impairment loss related to the Pacific Gas & Electric commercial paper held by the Huntington Money Market Fund.

Non-interest expense for 2002 increased $6.9 million, or 7%, from 2001 driven by the Haberer operating expenses combined with increased sales commissions and salary expense. Sales commissions increased $1.7 million as a result of the increase in non-interest income.

PFG contributed 9% of operating earnings in 2002 and 7% of total revenues in 2002.

TREASURY / OTHER
The Treasury / Other segment includes assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

---------------------------------------------------------------------------------------------------------------------------
TABLE 22 - TREASURY / OTHER RESULTS
                                                                                        YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        2002             2001           2000
---------------------------------------------------------------------------------------------------------------------------

Net interest income                                                              $ 118,334        $ 25,962       $ (29,712)
Provision for loan and lease losses                                                    ---             ---             ---
Non-interest income                                                                 63,050          61,677          81,759
Non-interest expense                                                                40,325          75,598          26,132
---------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                                           141,059          12,041          25,915
Income taxes                                                                        11,947         (31,003)        (18,357)
---------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                 $ 129,112        $ 43,044        $ 44,272
===========================================================================================================================


Treasury / Other reported operating income of $129.1 million in 2002, up significantly from the two preceding years. This primarily reflected the reduction in transfer pricing credits allocated to Regional Banking for its deposits, the maturity in late 2001 of $2 billion of interest rate swaps that had significant negative spreads, and the benefit of lower short-term interest rates, particularly with the steeper yield curve.

Non-interest income for 2002 was $63.1 million compared with $61.7 million for 2001 reflecting the higher gains from securities transactions in the current year, increased Bank owned life insurance income, and revenue from trading activities. Non-interest expense for 2002 declined $35.3 million from 2001. This reflected a decline in the amortization of intangibles arising from the implementation of FASB Statement No. 142 and lower unallocated personnel costs offset by higher unallocated outside services and processing, equipment and occupancy, and telecommunication expenses.

Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate is lower and, as a result, Treasury / Other reflects the reconciling items to the statutory tax rate in its Income taxes.

RESULTS FOR THE FOURTH QUARTER

Table 23 presents Huntington's results of operations for the recent eight quarters and Table 24 presents selected stock, performance ratios, and capital data for the same periods.

Fourth quarter 2002 earnings were $74.4 million, or $0.32 per common share. This compared with earnings of $56.9 million, or $0.23 per common share, in the year-ago fourth quarter, or earnings of $70.8 million, or $0.28 per common share excluding the impact associated with Huntington's strategic restructuring plan and the sold Florida banking and insurance operations. On this same comparative basis, 2002 fourth quarter earnings and earnings per common share were up 5% and 14%, respectively.

Fully taxable equivalent net interest income for 2002 fourth quarter was up $14.5 million from the year-ago quarter, or up $34.2 million, or 19%, excluding the impact of the sold Florida banking operations. This reflected a combination of a 16% increase in average earning assets, and a 10 basis point, or an effective 3%, increase in the net interest margin to 3.83% from 3.73%.

The 16% increase in average earning assets from a year ago reflected a 16% increase in average loans and leases and a 15% increase in average securities. The growth in loans and leases was driven by a 36% increase in average consumer loans, including a 15% increase in home equity loans and lines, a more than doubling of residential mortgages, and a 44% increase in automobile loans and leases. Automobile leases started to be recorded in the 2002 second quarter as direct financing leases, which averaged $776 million in the 2002 fourth quarter. Automobile loans were up 2% from the year-ago fourth quarter. Total average commercial loans were down 3%, though average commercial real estate loans were up 11% from the year-ago quarter.

Non-interest income was $271.6 million, down $41.9 million, or 13%, from the year-ago quarter. Excluding from the year-ago quarter the impact of Huntington's strategic restructuring plan, as well as the impact of the sold Florida banking and insurance operations, non-interest income was down $23.2 million, or 8%, from a year earlier. Primarily contributing to this $23.2 million year-over-year decrease were a $36.9 million, or 21%, decrease in operating lease income and a $3.6 million, or 24%, decrease in mortgage banking income (primarily due to a mortgage servicing rights impairment recorded in the fourth quarter of 2002). This was partially offset by a 17% increase in deposit service charges, a 9% increase in brokerage and insurance income, a 20% increase in bank owned life insurance income, a 14% increase in other service charges, primarily electronic banking fees, and a 26% increase in other income.

Non-interest expense was $331.5 million in the 2002 fourth quarter, down $53.1 million from the year-ago quarter, but up $2.0 million, or 1%, after excluding from that quarter $15.1 million in restructuring charges, as well as the expenses related to the sold Florida banking and insurance operations. This $2.0 million increase was primarily due to a $19.8 million, or 14%, decrease in operating lease expense, partially offset by a $13.8 million, or 14%, increase in personnel cost. Contributing equally to the increase in personnel costs were salary expense, incentive compensation, and benefit costs. The increased salary expense reflected higher staffing levels associated with the expansion of management and employee talent at all levels, including the credit workout area. Higher sales commissions were reflected across all lines of business. Higher fourth quarter medical and pension costs were somewhat offset by gains related to stock received from the demutualization of certain insurance companies where Huntington owned related insurance policies. Outside data processing and other services was up $1.8 million, or 12%, and professional services increased $2.0 million, or 32%. Net occupancy expense decreased $1.8 million, or 12%, while the amortization of intangible expense declined $2.4 million due the implementation of FASB Statement No. 142 at the beginning of 2002. The fourth quarter 2002 efficiency ratio decreased to 68.8%, from 69.2% in the year-ago quarter on an adjusted basis.

Net charge-offs for the 2002 fourth quarter were $83.2 million, or an annualized 1.82%, including $51.3 million in charge-offs associated with the fourth quarter special credit actions. Excluding these charge-offs, net charge-offs were $31.9 million, or 0.70%, of average loans and leases (annualized). Loan and lease loss provision expense in the fourth quarter was $51.2 million, up $4.2 million from the year-ago quarter after excluding from that quarter an additional $50.0 million charge to the provision, as well as $4.0 million related to the sold Florida banking operations.

ROE and ROA were 13.2% and 1.10%, respectively, for the 2002 fourth quarter, compared to 11.8% and 1.14%, respectively, for the year-ago quarter, excluding the impact resulting from the strategic restructuring and sale of the Florida banking and insurance operations.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 23 - SELECTED QUARTERLY INCOME STATEMENTS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         2002
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                        FOURTH            THIRD            SECOND           FIRST
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                             $210,255         $205,484        $ 190,981        $ 184,431
Provision for loan and lease losses                               51,236           54,304           49,876           39,010
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                            159,019          151,180          141,105          145,421
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                           143,465          154,367          168,047          175,906
Service charges on deposit accounts                               41,177           37,460           35,354           38,530
Brokerage and insurance income                                    16,431           13,943           17,677           18,792
Trust services                                                    15,306           14,997           16,247           15,501
Bank Owned Life Insurance income                                  11,443           11,443           11,443           11,676
Mortgage banking                                                  11,410            6,289           10,725           19,565
Other service charges and fees                                    10,890           10,837           10,529           10,632
Gain on sale of Florida operations                                   ---              ---              ---          175,344
Merchant Services gain                                               ---           24,550              ---              ---
Securities gains (losses)                                          2,339            1,140              966              457
Other                                                             19,130           21,044           17,033           12,697
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                        271,591          296,070          288,021          479,100
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease expense                                          120,747          125,743          131,695          140,785
Personnel costs                                                  113,852          107,477          105,146          114,285
Equipment                                                         17,337           17,378           16,659           16,949
Outside data processing and other services                        17,209           15,128           16,592           18,439
Net occupancy                                                     13,454           14,815           14,756           17,239
Professional services                                              8,026            6,083            6,267            5,401
Marketing                                                          6,186            7,491            7,231            7,003
Telecommunications                                                 5,714            5,609            5,320            6,018
Printing and supplies                                              3,999            3,679            3,683            3,837
Franchise and other taxes                                          2,532            2,283            2,313            2,328
Amortization of intangible assets                                    204              204              235            1,376
Restructuring charges                                                ---              ---              ---           56,184
Other                                                             22,269           16,563           18,135           16,830
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                       331,529          322,453          328,032          406,674
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                        99,081          124,797          101,094          217,847
Income taxes                                                      24,687           33,193           27,169          124,706
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 74,394         $ 91,604         $ 73,925         $ 93,141
===================================================================================================================================

NET INCOME PER COMMON SHARE -- DILUTED                             $0.32            $0.38            $0.30            $0.37
CASH DIVIDENDS DECLARED PER COMMON SHARE                           $0.16            $0.16            $0.16            $0.16

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                             $210,255         $205,484        $ 190,981        $ 184,431
Tax Equivalent Adjustment (2)                                      1,869            1,096            1,071            1,169
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME - FTE                                       $212,124         $206,580        $ 192,052        $ 185,600
===================================================================================================================================




------------------------------------------------------------------------------------------------------------------------------
TABLE 23 - SELECTED QUARTERLY INCOME STATEMENTS
------------------------------------------------------------------------------------------------------------------------------

                                                                                           2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                           Fourth            Third            Second          First
------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                               $ 196,294        $ 186,866        $ 185,080       $ 178,626
Provision for loan and lease losses                                 101,075           34,053           99,444          22,754
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                95,219          152,813           85,636         155,872
------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                              180,382          183,642          176,418         159,415
Service charges on deposit accounts                                  42,753           41,719           40,673          38,907
Brokerage and insurance income                                       20,966           19,912           19,388          18,768
Trust services                                                       15,321           15,485           15,178          14,314
Bank Owned Life Insurance income                                      9,560            9,560            9,561           9,560
Mortgage banking                                                     15,768           14,616           18,733          10,031
Other service charges and fees                                       12,552           12,350           12,217          11,098
Gain on sale of Florida operations                                      ---              ---              ---             ---
Merchant Services gain                                                  ---              ---              ---             ---
Securities gains (losses)                                                89            1,059           (2,503)          2,078
Other                                                                16,088           15,755           14,956          12,968
------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                           313,479          314,098          304,621         277,139
------------------------------------------------------------------------------------------------------------------------------
Operating lease expense                                             140,575          138,538          158,437         121,076
Personnel costs                                                     118,143          120,767          122,068         117,662
Equipment                                                            20,593           20,151           19,844          19,972
Outside data processing and other services                           17,992           17,375           17,671          16,654
Net occupancy                                                        19,950           19,266           18,188          19,780
Professional services                                                 6,235            5,912            6,763           4,969
Marketing                                                             6,345            6,921            7,852           9,939
Telecommunications                                                    6,793            6,859            7,207           7,125
Printing and supplies                                                 4,293            4,450            4,565           5,059
Franchise and other taxes                                             2,893            2,470            2,246           2,120
Amortization of intangible assets                                    10,100           10,114           10,435          10,576
Restructuring charges                                                15,143           50,817           13,997             ---
Other                                                                15,580           25,145            6,384          32,587
------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                          384,635          428,785          395,657         367,519
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           24,063           38,126           (5,400)         65,492
Income taxes                                                        (32,810)(1)        3,850           (9,825)         15,697
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $ 56,873         $ 34,276          $ 4,425        $ 49,795
==============================================================================================================================

NET INCOME PER COMMON SHARE -- DILUTED                                $0.23            $0.14            $0.02           $0.20
CASH DIVIDENDS DECLARED PER COMMON SHARE                              $0.16            $0.16            $0.20           $0.20

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                               $ 196,294        $ 186,866        $ 185,080       $ 178,626
Tax Equivalent Adjustment (2)                                         1,292            1,442            1,616           2,002
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME - FTE                                         $ 197,586        $ 188,308        $ 186,696       $ 180,628
==============================================================================================================================

(1) Reflects a $32.5 million reduction related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public.

(2)   Calculated assuming a 35% tax rate.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 24 - QUARTERLY STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND CAPITAL DATA
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            2002
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                           FOURTH            THIRD            SECOND            FIRST
-----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK PRICE
   High                                                         $    19.980       $    20.430      $    21.770       $    20.310
   Low                                                               16.160            16.000           18.590            16.660
   Close                                                             18.710            18.190           19.420            19.700
   Average daily closing price                                       18.769            19.142           20.089            18.332

DIVIDENDS
Cash dividends declared on common stock                         $      0.16       $      0.16      $      0.16       $      0.16

COMMON SHARES OUTSTANDING

Average -- Basic                                                    233,581           239,925          246,106           250,749
Average -- Diluted                                                  235,083           241,357          247,867           251,953
Ending                                                              232,879           237,544          242,920           249,992

COMMON SHARE REPURCHASE PROGRAM

Authorized under repurchase program                                                                                       22,000
Number of shares repurchased                                          4,110             6,262            7,329             1,458
-----------------------------------------------------------------------------------------------------------------------------------
Remaining shares authorized to repurchase (1)                         2,841             6,951           13,213            20,542
===================================================================================================================================


Note: Intra-day and closing stock price quotations were obtained from NASDAQ.





----------------------------------------------------------------------------------------------------------------------------------
TABLE 24 - QUARTERLY STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND CAPITAL DATA
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY COMMON STOCK SUMMARY
----------------------------------------------------------------------------------------------------------------------------------

                                                                                               2001
----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                          Fourth            Third             Second            First
----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK PRICE
   High                                                        $    17.490       $    19.280       $    17.000       $    18.000
   Low                                                              14.510            15.150            13.875            12.625
   Close                                                            17.190            17.310            16.375            14.250
   Average daily closing price                                      16.269            17.696            14.936            15.258

DIVIDENDS
Cash dividends declared on common stock                        $      0.16       $      0.16       $      0.20     $        0.20

COMMON SHARES OUTSTANDING

Average -- Basic                                                   251,193           251,148           251,024           250,998
Average -- Diluted                                                 251,858           252,203           251,448           251,510
Ending                                                             251,194           251,193           251,057           251,002



Note: Intra-day and closing stock price quotations were obtained from NASDAQ.




-----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY KEY RATIOS AND STATISTICS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   FOURTH            THIRD            SECOND            FIRST
-----------------------------------------------------------------------------------------------------------------------------------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (2)
Interest income                                                         6.19%             6.54%            6.60%             6.58%
Interest expense                                                        2.36%             2.56%            2.69%             2.95%
-----------------------------------------------------------------------------------------------------------------------------------
     NET INTEREST MARGIN                                                3.83%             3.98%            3.91%             3.63%
-----------------------------------------------------------------------------------------------------------------------------------

Return on average assets                                                1.10%             1.41%            1.19%             1.42%
Return on average shareholders' equity                                  13.2%             15.9%            12.6%             15.8%


-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA - END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              2002
-----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                           FOURTH            THIRD            SECOND            FIRST
-----------------------------------------------------------------------------------------------------------------------------------

Total Risk-Adjusted Assets                                           $ 27,215          $ 26,341         $ 25,317          $ 24,974

Tier 1 Risk-Based Capital Ratio                                         8.65%             9.13%            9.74%            10.30%
Total Risk-Based Capital Ratio                                         11.54%            12.09%           12.76%            13.43%
Tier 1 Leverage Ratio                                                   8.85%             9.41%            9.95%             9.76%

Tangible Equity / Asset Ratio                                           7.58%             7.99%            8.52%             9.11%

-----------------------------------------------------------------------------------------------------------------------------------


(1) A new repurchase program for 8 million shares was authorized in January 2003, canceling the remaining shares under this authorization.

(2)   Presented on a fully taxable equivalent basis assuming a 35% tax rate.


----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY KEY RATIOS AND STATISTICS
----------------------------------------------------------------------------------------------------------------------------------

                                                                                             2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  FOURTH            THIRD             SECOND            FIRST
-----------------------------------------------------------------------------------------------------------------------------------
Margin Analysis - As a %
of Average Earning Assets (2)
Interest income                                                        7.06%             7.65%             7.95%            8.37%
Interest expense                                                       3.44%             4.18%             4.56%            5.06%
-----------------------------------------------------------------------------------------------------------------------------------
     Net Interest Margin                                               3.62%             3.47%             3.39%            3.31%
-----------------------------------------------------------------------------------------------------------------------------------

Return on average assets                                               0.81%             0.49%             0.06%            0.71%
Return on average shareholders' equity                                  9.5%              5.7%              0.7%             8.3%


-----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA - END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             2001
----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                                          FOURTH            THIRD             SECOND            FIRST
----------------------------------------------------------------------------------------------------------------------------------

Total Risk-Adjusted Assets                                          $ 27,926          $ 27,781          $ 27,393         $ 27,238

Tier 1 Risk-Based Capital Ratio                                        7.30%             7.06%             7.13%            7.30%
Total Risk-Based Capital Ratio                                        10.34%            10.11%            10.22%           10.29%
Tier 1 Leverage Ratio                                                  7.46%             7.18%             7.07%            7.22%

Tangible Equity / Asset Ratio                                          6.17%             6.08%             5.94%            5.99%

----------------------------------------------------------------------------------------------------------------------------------


(1) A new repurchase program for 8 million shares was authorized in January 2003, canceling the remaining shares under this authorization.

(2)   Presented on a fully taxable equivalent basis assuming a 35% tax rate.

OPERATING BASIS - PRESENTATION AND RECONCILIATION TO REPORTED GAAP RESULTS

Results from the 2001 second quarter through the third quarter of 2002 were significantly impacted by the strategic restructuring announced in July 2001, the subsequent sale of the Florida banking and insurance operations in 2002, as well as other items. These items are explained in the section entitled Restructuring and Other Items that follows.

For analytical purposes in understanding performance trends and for decision making, management reviews and analyzes certain data, including Line of Business performance, on an "operating basis", which excludes the impact of these items and the operating results of the Florida operations sold as summarized and presented in Tables 25 through 28. The specific tables included in this section that reconcile reported, or GAAP, financial results to operating results include:
     - Table 25 - Reconciliation of Reported Earnings to Operating Earnings (2002, 2001 and 2000),
     - Table 26 - Annual Income Statements, Selected Balance Sheet and Financial Data (2002, 2001 and 2000),
     -    Table 27 - Consolidated Average Balance Sheets and Net Interest
          Margin Analysis (2002, 2001 and 2000), and
     - Table 28 - Selected Quarterly Income Statements - Reconciliation of Reported to Operating Basis (2002 and 2001).

OPERATING BASIS SUMMARY REVIEW OF PERFORMANCE
Earnings on an operating basis for 2002 were $298.4 million, or $1.22 per common share, compared with $257.1 million, or $1.02 per common share in 2001, and $330.3 million, or $1.32 per common share in 2000. On this same basis, ROE and ROA for 2002 were 12.9% and 1.17%, respectively, compared with 10.6% and 1.03%, respectively, for 2001, and 14.2% and 1.29%, respectively, in 2000.

RESTRUCTURING AND OTHER ITEMS
In July 2001, Huntington announced a strategic refocusing plan (the Plan). Key components of the Plan included the sale of banking and insurance operations in Florida, the consolidation of numerous non-Florida branch offices, as well as credit-related and other actions to strengthen its financial performance including the use of some of the excess capital to repurchase outstanding common shares.

2002
The sale of the Florida banking operations to SunTrust Banks, Inc., which closed February 15, 2002, included 143 banking offices and 456 ATMs, with approximately $2.8 billion in loans and other tangible assets, and $4.8 billion in deposits and other liabilities. Huntington's Florida insurance operation, the Orlando-based J. Rolfe Davis Insurance Agency, Inc. (JRD), was sold on July 2, 2002 to members of its management team. The JRD sale did not materially affect Huntington's 2002 financial results and is not expected to materially affect Huntington's future financial results. Huntington remains committed to growing its other insurance business in markets served by its retail and commercial banking operations. A pre-tax gain of $175.3 million ($56.7 million after-tax, or $0.23 per share) on the sale of the Florida banking operations was recorded in 2002 and was included in non-interest income in Tables 25 and 26. Huntington recorded $56.2 million of pre-tax restructuring charges ($36.5 million after-tax, or $0.14 per share) related to the Plan in 2002, which was reflected in non-interest expense. Combined with amounts recorded in 2001, pre-tax restructuring charges related to the Plan totaled $206.6 million ($134.3 million after-tax, or $0.54 per share).

In August 2002, Huntington restructured its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation (First Data), a subsidiary of First Data Corporation. Under the agreement, Huntington extended its long-term merchant services relationship with First Data. In addition, as part of the transaction, First Data obtained all of Huntington's Florida-related merchant services business and increased its equity interest in HMS. This transaction resulted in a $24.5 million pre-tax gain ($16.0 million after tax, or $0.07 per share) in non-interest income. Huntington remains a nominal equity owner in HMS.

2001
In 2001, the provision for loan and lease losses included credit quality charges related to the Plan of $65.2 million in addition to $50.0 million to increase Huntington's allowance for loan and lease losses in light of the higher charge-offs and non-performing assets experienced in the second half of 2001. Included in the 2001 securities gains in Tables 25 and 26 was a $5.3 million loss realized from the sale of $15 million of Pacific Gas & Electric commercial paper acquired from the Huntington Money Market Fund. Restructuring charges related to the Plan totaled $80.0 million ($52.0 million after-tax, or $0.21 per share) and consisted of $12.1 million for asset impairment, $16.2 million for the exit or curtailment of certain e-commerce activities, $13.3 million related to owned or leased facilities that Huntington had vacated, and $38.4 million related to employee severance or retention, legal, accounting, consulting, reduction of ATMs, and other operational costs. In addition, in the fourth quarter there was a reduction in income taxes resulting form the issuance of REIT subsidiary preferred securities, of which $50 million was sold to the public.

Tables 25, 26, and 27 reconcile Huntington's reported results with its operating earnings for each of the most recent three years. Table 28 reconciles reported quarterly results with its operating earnings for the two most recent years.

The presentation of the Florida operations in Table 25 differs from the disclosure presented in Note 4 to the consolidated financial statements because
Note 4 reflects only the after-tax restructuring charges for 2002 related to the Florida operations, which totaled $21.3 million ($32.7 million pre-tax). Because the disclosure in Note 5 was intended only to show the pro forma impact without the Florida operations, non-Florida related after-tax restructuring charges of $15.2 million ($23.5 million pre-tax) as well as the Merchant Services restructuring gain are included in the 2002 pro forma results (unaudited) presented in Note 5 but are excluded from operating earnings as presented in Table 26.

---------------------------------------------------------------------------------------------------------------------------
TABLE 25 - RECONCILIATION OF REPORTED EARNINGS TO OPERATING EARNINGS
---------------------------------------------------------------------------------------------------------------------------

                                                                         GAIN ON SALE OF
                                                                       FLORIDA OPERATIONS/
                                                                          RESTRUCTURING
                                                           REPORTED         AND OTHER           FLORIDA        OPERATING
(in thousands of dollars, except per share amounts)        EARNINGS           ITEMS           OPERATIONS        EARNINGS
---------------------------------------------------------------------------------------------------------------------------
2002
NET INTEREST INCOME                                          $791,151               $ ---           $ 9,724      $ 781,427
PROVISION FOR LOAN AND LEASE LOSSES                           194,426                 ---             5,186        189,240
SECURITIES GAINS                                                4,902                 ---               ---          4,902
NON-INTEREST INCOME                                         1,129,986                 ---            13,343      1,116,643
GAIN ON SALE OF FLORIDA OPERATIONS                            175,344             175,344               ---            ---
MERCHANT SERVICES GAIN                                         24,550              24,550               ---            ---
NON-INTEREST EXPENSE                                        1,332,504                 ---            20,210      1,312,294
RESTRUCTURING CHARGES                                          56,184              56,184               ---            ---
---------------------------------------------------------------------------------------------------------------------------
PRE-TAX INCOME                                                542,819             143,710            (2,329)       401,438
INCOME TAXES                                                  209,755             107,482              (804)       103,077
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $333,064            $ 36,228          $ (1,525)     $ 298,361
===========================================================================================================================
NET INCOME PER COMMON SHARE -- DILUTED                         $ 1.36              $ 0.15           $ (0.01)        $ 1.22
===========================================================================================================================

2001
Net interest income                                         $ 746,866               $ ---          $ 82,273      $ 664,593
Provision for loan and lease losses                           257,326             115,199            15,121        127,006
Securities gains (losses)                                         723              (5,250)              ---          5,973
Non-interest income                                         1,208,614                 ---            76,992      1,131,622
Non-interest expense                                        1,496,639                 ---           162,887      1,333,752
Restructuring charges                                          79,957              79,957               ---            ---
---------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                122,281            (200,406)          (18,743)       341,430
Income taxes                                                  (23,088)           (102,642)           (4,730)        84,284
---------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 145,369           $ (97,764)        $ (14,013)     $ 257,146
===========================================================================================================================
Net income per common share -- diluted                         $ 0.58             $ (0.39)          $ (0.05)        $ 1.02
===========================================================================================================================

2000
Net interest income                                         $ 706,049               $ ---          $ 92,646      $ 613,403
Provision for loan and lease losses                            61,464                 ---             6,907         54,557
Securities gains                                               37,101                 ---               ---         37,101
Non-interest income                                         1,091,701                 ---            46,742      1,044,959
Non-interest expense                                        1,306,954                 ---           129,080      1,177,874
Restructuring charges                                             ---                 ---               ---            ---
---------------------------------------------------------------------------------------------------------------------------
Pre-tax income                                                466,433                 ---             3,401        463,032
Income taxes                                                  133,736                 ---               994        132,742
---------------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 332,697               $ ---           $ 2,407      $ 330,290
===========================================================================================================================
Net income per common share -- diluted                         $ 1.33                 ---            $ 0.01         $ 1.32
===========================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 26 - ANNUAL INCOME STATEMENTS, SELECTED BALANCE SHEET AND FINANCIAL DATA
              - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                                2002                                       2001
                                             -------------------------------------------  -----------------------------------------

----------------------------------------------------------------------------------------  -----------------------------------------
(in thousands, except per share amounts)       Reported      Adjust. (1)    Operating     Reported       Adjust. (1)      Operating
---------------------------------------------------------------------------------------  -----------------------------------------
NET INTEREST INCOME                             $ 791,151      $ (9,724)     $ 781,427    $ 746,866     $ (82,273)      $ 664,593
Provision for loan and lease losses               194,426        (5,186)       189,240      257,326      (130,320)        127,006
---------------------------------------------------------------------------------------  -----------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES             596,725        (4,538)       592,187      489,540        48,047         537,587
---------------------------------------------------------------------------------------  -----------------------------------------
Operating lease income                            641,785           ---        641,785      699,857           ---         699,857
Service charges on deposit accounts               152,521        (4,248)       148,273      164,052       (31,446)        132,606
Brokerage and insurance income                     66,843        (6,915)        59,928       79,034       (24,608)         54,426
Trust services                                     62,051          (405)        61,646       60,298        (2,702)         57,596
Mortgage banking                                   47,989            79         48,068       59,148        (3,330)         55,818
Bank owned life insurance                          46,005           ---         46,005       38,241           ---          38,241
Other service charges and fees                     42,888        (1,514)        41,374       48,217       (11,290)         36,927
Gain on sale of Florida operations                175,344      (175,344)           ---          ---           ---             ---
Merchant Services gain                             24,550       (24,550)           ---          ---           ---             ---
Securities gains                                    4,902           ---          4,902          723         5,250           5,973
Other                                              69,904          (340)        69,564       59,767        (3,616)         56,151
---------------------------------------------------------------------------------------  -----------------------------------------
TOTAL NON-INTEREST INCOME                       1,334,782      (213,237)     1,121,545    1,209,337       (71,742)      1,137,595
---------------------------------------------------------------------------------------  -----------------------------------------
Operating lease expense                           518,970           ---        518,970      558,626           ---         558,626
Personnel costs                                   440,760       (11,522)       429,238      478,640       (73,695)        404,945
Equipment                                          68,323        (1,418)        66,905       80,560        (9,997)         70,563
Outside data processing and other services         67,368        (1,342)        66,026       69,692       (10,406)         59,286
Net occupancy                                      60,264        (2,582)        57,682       77,184       (18,129)         59,055
Marketing                                          27,911           159         28,070       31,057        (4,396)         26,661
Professional services                              25,777          (161)        25,616       23,879          (782)         23,097
Telecommunications                                 22,661          (754)        21,907       27,984        (4,693)         23,291
Printing and supplies                              15,198          (330)        14,868       18,367        (3,377)         14,990
Franchise and other taxes                           9,456            (2)         9,454        9,729           (60)          9,669
Amortization of intangible assets                   2,019        (1,157)           862       41,225       (30,180)         11,045
Restructuring charges                              56,184       (56,184)           ---       79,957       (79,957)            ---
Other                                              73,797        (1,101)        72,696       79,696        (7,172)         72,524
---------------------------------------------------------------------------------------  -----------------------------------------
TOTAL NON-INTEREST EXPENSE                      1,388,688       (76,394)     1,312,294    1,576,596      (242,844)      1,333,752
---------------------------------------------------------------------------------------  -----------------------------------------
INCOME BEFORE INCOME TAXES                        542,819      (141,381)       401,438      122,281       219,149         341,430
Income taxes                                      209,755      (106,678)       103,077      (23,088)      107,372          84,284
---------------------------------------------------------------------------------------  -----------------------------------------
NET INCOME                                      $ 333,064     $ (34,703)     $ 298,361    $ 145,369     $ 111,777       $ 257,146
=======================================================================================  =========================================

PER COMMON SHARE (2)
    Net income - basic                              $1.37        ($0.15)          1.22        $0.58         $0.44           $1.02
    Net income - diluted                             1.36         (0.14)          1.22         0.58          0.44            1.02
  Cash dividends declared                            0.64          0.00           0.64         0.72          0.00            0.72

NET INTEREST INCOME  (FTE)
   Net Interest Income                          $ 791,151      $ (9,724)       781,427    $ 746,866     $ (82,273)      $ 664,593
   Tax Equivalent Adjustment (3)                    5,205           ---          5,205        6,352           ---           6,352
---------------------------------------------------------------------------------------  -----------------------------------------
Net Interest Income (FTE)                         796,356        (9,724)       786,632      753,218       (82,273)        670,945
Non-Interest Income                             1,334,782      (213,237)     1,121,545    1,209,337       (71,742)      1,137,595
---------------------------------------------------------------------------------------  -----------------------------------------
TOTAL REVENUE (FTE)                            $2,131,138     $(222,961)     1,908,177   $1,962,555     $(154,015)     $1,808,540
=======================================================================================  =========================================

KEY RATIOS AND STATISTICS
Return on average assets                             1.28%        (0.11)%         1.17%        0.52%           0.51%         1.03%
Return on average shareholders' equity               14.4          (1.5)          12.9          6.0             4.6          10.6
Net interest margin (FTE)                            3.81          0.02           3.83         3.43            0.03          3.46
Efficiency ratio (4)                                 69.1          (0.2)          68.9         74.2            (0.8)         73.4
Effective tax rate                                   38.6         (12.9)          25.7        (18.9)           43.6          24.7


(1)   See page 51 for definition of adjustments.

(2)   2000 adjusted for the stock dividend paid July 2000.

(3)   Calculated assuming a 35% tax rate.

(4) Calculated on revenue, excluding gains, and expenses excluding amortization of intangible assets and restructuring charges.

--------------------------------------------------------------------------------------------------------------------------
TABLE 26 - ANNUAL INCOME STATEMENTS, SELECTED BALANCE SHEET AND FINANCIAL DATA
              - RECONCILIATION OF REPORTED TO OPERATING BASIS
--------------------------------------------------------------------------------------------------------------------------
                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                                               2000
                                                                          ------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                     Reported       Adjust. (1)       Operating
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                           $ 706,049       $ (92,646)        $ 613,403
Provision for loan and lease losses                                              61,464          (6,907)           54,557
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                           644,585         (85,739)          558,846
--------------------------------------------------------------------------------------------------------------------------
Operating lease income                                                          635,243             ---           635,243
Service charges on deposit accounts                                             160,727         (30,976)          129,751
Brokerage and insurance income                                                   61,871            (115)           61,756
Trust services                                                                   53,613          (2,719)           50,894
Mortgage banking                                                                 38,025             ---            38,025
Bank owned life insurance                                                        39,544             ---            39,544
Other service charges and fees                                                   43,883         (10,900)           32,983
Gain on sale of Florida operations                                                  ---             ---               ---
Merchant Services gain                                                              ---             ---               ---
Securities gains                                                                 37,101             ---            37,101
Other                                                                            58,795          (2,032)           56,763
--------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                     1,128,802         (46,742)        1,082,060
--------------------------------------------------------------------------------------------------------------------------
Operating lease expense                                                         494,800             ---           494,800
Personnel costs                                                                 421,750         (51,825)          369,925
Equipment                                                                        78,069          (7,345)           70,724
Outside data processing and other services                                       62,011          (4,788)           57,223
Net occupancy                                                                    75,882         (17,333)           58,549
Marketing                                                                        34,884          (1,683)           33,201
Professional services                                                            20,819            (530)           20,289
Telecommunications                                                               26,225          (3,091)           23,134
Printing and supplies                                                            19,634          (3,387)           16,247
Franchise and other taxes                                                        11,077             (61)           11,016
Amortization of intangible assets                                                39,207         (29,256)            9,951
Restructuring charges                                                               ---             ---               ---
Other                                                                            22,596          (9,781)           12,815
--------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                    1,306,954        (129,080)        1,177,874
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                      466,433          (3,401)          463,032
Income taxes                                                                    133,736            (994)          132,742
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 332,697        $ (2,407)        $ 330,290
==========================================================================================================================

PER COMMON SHARE (2)
    Net income - basic                                                            $1.34          ($0.01)            $1.33
    Net income - diluted                                                           1.33           (0.01)             1.32
  Cash dividends declared                                                          0.76            0.00              0.76

NET INTEREST INCOME  (FTE)
   Net Interest Income                                                        $ 706,049       $ (92,646)        $ 613,403
   Tax Equivalent Adjustment (3)                                                  8,310             ---             8,310
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income (FTE)                                                       714,359         (92,646)          621,713
Non-Interest Income                                                           1,128,802         (46,742)        1,082,060
--------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE (FTE)                                                          $1,843,161       $(139,388)       $1,703,773
==========================================================================================================================

KEY RATIOS AND STATISTICS
Return on average assets                                                           1.16 %          0.13 %            1.29 %
Return on average shareholders' equity                                             14.3            (0.1)             14.2
Net interest margin (FTE)                                                          3.15           (0.08)             3.07
Efficiency ratio (4)                                                               69.8            (0.2)             69.6
Effective tax rate                                                                 28.7             0.0              28.7

(1)   See page 51 for definition of adjustments.

(2)   2000 adjusted for the stock dividend paid July 2000.

(3)   Calculated assuming a 35% tax rate.

(4) Calculated on revenue, excluding gains, and expenses excluding amortization of intangible assets and restructuring charges.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  AVERAGE BALANCE
                                                                      --------------------------------------
                                                                                        2002
                                                                      ------------------------------------
(in millions of dollars)
------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                     Reported     Adjust. (1)  Operating
------------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in banks                                         $ 33        $ ---         $ 33
Trading account securities                                                    7          ---            7
Federal funds sold and securities purchased
   under resale agreements                                                   72          ---           72
Mortgages held for sale                                                     322          ---          322
Securities: (3)                                                                          ---
      Taxable                                                             2,859          ---        2,859
      Tax exempt                                                            135          ---          135
------------------------------------------------------------------------------------------------------------
           Total Securities                                               2,994          ---        2,994
------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                     5,676           94        5,582
     Real estate
          Construction (4)                                                1,217           13        1,204
          Commercial                                                      2,379           41        2,338
     Consumer
           Automobile loans and leases                                    3,233           42        3,191
           Home equity                                                    3,087          104        2,983
           Residential mortgage (4)                                       1,444           29        1,415
           Other loans                                                      425           15          410
------------------------------------------------------------------------------------------------------------
           Total consumer                                                 8,189          190        7,999
------------------------------------------------------------------------------------------------------------
Total loans and leases                                                   17,461          338       17,123
------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                                         374            2          372
------------------------------------------------------------------------------------------------------------
Net loans and leases                                                     17,087          336       16,751
------------------------------------------------------------------------------------------------------------
Total earning assets/interest income/average rates                       20,889          338       20,551
------------------------------------------------------------------------------------------------------------
Operating lease assets                                                    2,662          ---        2,662
Cash and due from banks                                                     757           12          745
Intangible assets                                                           293           86          207
All other assets                                                          1,813            3        1,810
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $26,040        $ 437      $25,603
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                                      $ 2,902         $ 75      $ 2,827
     Interest bearing demand deposits                                     5,161          193        4,968
     Savings deposits                                                     2,853           66        2,787
     Other domestic time deposits                                         4,349          228        4,121
------------------------------------------------------------------------------------------------------------
          Total core deposits                                            15,265          562       14,703
------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                  851           21          830
Brokered time deposits and negotiable CDs                                   731          ---          731
Foreign time deposits                                                       337          ---          337
------------------------------------------------------------------------------------------------------------
     Total deposits                                                      17,184          583       16,601
------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                     2,128           18        2,110
Medium-term notes                                                         1,865         (167)       2,032
Federal Home Loan Bank advances                                             279          ---          279
Subordinated notes and other long-term debt,
   including preferred capital securities                                 1,198          ---        1,198
------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rate    19,752          359       19,393
------------------------------------------------------------------------------------------------------------
All other liabilities                                                     1,077            3        1,074
Shareholders' equity                                                      2,309          ---        2,309
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $26,040        $ 437      $25,603
============================================================================================================



(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.




-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Average Balance
                                                                         -------------------------------------
                                                                                           2001
                                                                         -------------------------------------
(in millions of dollars)
--------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                        Reported     Adjust. (1)   Operating
--------------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in banks                                             $ 7         $ ---          $ 7
Trading account securities                                                      25           ---           25
Federal funds sold and securities purchased
   under resale agreements                                                     107           ---          107
Mortgages held for sale                                                        360           ---          360
Securities: (3)                                                                              ---
      Taxable                                                                3,144           ---        3,144
      Tax exempt                                                               174           ---          174
--------------------------------------------------------------------------------------------------------------
           Total Securities                                                  3,318           ---        3,318
--------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                        6,647           747        5,900
     Real estate
          Construction (4)                                                   1,221           109        1,112
          Commercial                                                         2,340           306        2,034
     Consumer
           Automobile loans and leases                                       2,867           325        2,542
           Home equity                                                       3,399           713        2,686
           Residential mortgage (4)                                          1,052           239          813
           Other loans                                                         589           114          475
--------------------------------------------------------------------------------------------------------------
           Total consumer                                                    7,907         1,391        6,516
--------------------------------------------------------------------------------------------------------------
Total loans and leases                                                      18,115         2,553       15,562
--------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                                            306            34          272
--------------------------------------------------------------------------------------------------------------
Net loans and leases                                                        17,809         2,519       15,290
--------------------------------------------------------------------------------------------------------------
Total earning assets/interest income/average rates                          21,932         2,553       19,379
--------------------------------------------------------------------------------------------------------------
Operating lease assets                                                       3,031           ---        3,031
Cash and due from banks                                                        912            81          831
Intangible assets                                                              736           540          196
All other assets                                                             1,879            73        1,806
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $28,184       $ 3,213      $24,971
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                                         $ 3,304         $ 581      $ 2,723
     Interest bearing demand deposits                                        5,005         1,386        3,619
     Savings deposits                                                        3,478           552        2,926
     Other domestic time deposits                                            5,883         1,813        4,070
--------------------------------------------------------------------------------------------------------------
          Total core deposits                                               17,670         4,332       13,338
--------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                   1,280           209        1,071
Brokered time deposits and negotiable CDs                                      128           ---          128
Foreign time deposits                                                          283             6          277
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                         19,361         4,547       14,814
--------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                        2,325           137        2,188
Medium-term notes                                                            2,024        (1,471)       3,495
Federal Home Loan Bank advances                                                 19           ---           19
Subordinated notes and other long-term debt,
   including preferred capital securities                                    1,161           ---        1,161
--------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rate       21,586         2,632       18,954
--------------------------------------------------------------------------------------------------------------
All other liabilities                                                          879           ---          879
Shareholders' equity                                                         2,415           ---        2,415
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $28,184       $ 3,213      $24,971
==============================================================================================================

(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.



-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Average Balance
                                                                      ------------------------------------
                                                                                      2000
                                                                      ------------------------------------
(in millions of dollars)
----------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                    Reported      Adjust. (1)  Operating
----------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits in banks                                          $ 6        $ ---          $ 6
Trading account securities                                                   15          ---           15
Federal funds sold and securities purchased
   under resale agreements                                                   87          ---           87
Mortgages held for sale                                                     109          ---          109
Securities: (3)                                                                          ---
      Taxable                                                             4,316          ---        4,316
      Tax exempt                                                            273          ---          273
----------------------------------------------------------------------------------------------------------
           Total Securities                                               4,589          ---        4,589
----------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                     6,446          647        5,799
     Real estate
          Construction (4)                                                1,184          227          957
          Commercial                                                      2,187          286        1,901
     Consumer
           Automobile loans and leases                                    3,153          210        2,943
           Home equity                                                    2,991          552        2,439
           Residential mortgage (4)                                       1,382          377        1,005
           Other loans                                                      528           69          459
----------------------------------------------------------------------------------------------------------
           Total consumer                                                 8,054        1,208        6,846
----------------------------------------------------------------------------------------------------------
Total loans and leases                                                   17,871        2,368       15,503
----------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                                         274          (20)         294
----------------------------------------------------------------------------------------------------------
Net loans and leases                                                     17,597        2,388       15,209
----------------------------------------------------------------------------------------------------------
Total earning assets/interest income/average rates                       22,677        2,368       20,309
----------------------------------------------------------------------------------------------------------
Operating lease assets                                                    2,799          ---        2,799
Cash and due from banks                                                   1,008          182          826
Intangible assets                                                           709          557          152
All other assets                                                          1,834           26        1,808
----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 28,753      $ 3,153      $25,600
==========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                                      $ 3,421        $ 600      $ 2,821
     Interest bearing demand deposits                                     4,291        1,194        3,097
     Savings deposits                                                     3,563          576        2,987
     Other domestic time deposits                                         5,872        1,734        4,138
----------------------------------------------------------------------------------------------------------
          Total core deposits                                            17,147        4,104       13,043
----------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                1,502          209        1,293
Brokered time deposits and negotiable CDs                                   502          ---          502
Foreign time deposits                                                       539            3          536
----------------------------------------------------------------------------------------------------------
     Total deposits                                                      19,690        4,316       15,374
----------------------------------------------------------------------------------------------------------
Short-term borrowings                                                     1,966          102        1,864
Medium-term notes                                                         2,894       (1,269)       4,163
Federal Home Loan Bank advances                                              13          ---           13
Subordinated notes and other long-term debt,
   including preferred capital securities                                 1,111          ---        1,111
----------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rate    22,253        2,549       19,704
----------------------------------------------------------------------------------------------------------
All other liabilities                                                       752            4          748
Shareholders' equity                                                      2,327          ---        2,327
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 28,753      $ 3,153      $25,600
==========================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            INTEREST INCOME/EXPENSE
                                                                       ----------------------------------
                                                                                        2002
                                                                       ----------------------------------
(in millions of dollars)
-----------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                      Reported     Adjust.(1)  Operating
-----------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                         $ 0.8       $ ---       $ 0.8
Trading account securities                                                   0.3         ---         0.3
Federal funds sold and securities purchased
   under resale agreements                                                   1.1         ---         1.1
Mortgages held for sale                                                     20.5         ---        20.5
Securities: (3)                                                                          ---
      Taxable                                                              173.0         ---       173.0
      Tax exempt                                                            10.1         ---        10.1
-----------------------------------------------------------------------------------------------------------
           Total Securities                                                183.1         ---       183.1
-----------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                      328.8         5.8       323.0
     Real estate
          Construction (4)                                                  58.3         0.7        57.6
          Commercial                                                       150.5         2.6       147.9
     Consumer
           Automobile loans and leases                                     289.1         3.8       285.3
           Home equity                                                     188.3         8.2       180.1
           Residential mortgage (4)                                         87.3         2.0        85.3
           Other loans                                                      36.1         1.3        34.8
-----------------------------------------------------------------------------------------------------------
           Total consumer                                                  600.8        15.3       585.5
-----------------------------------------------------------------------------------------------------------
Total loans and leases                                                   1,138.4        24.4     1,114.0
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                   1,344.2        24.4     1,319.8
-----------------------------------------------------------------------------------------------------------



INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits                                           ---         ---         ---
     Interest bearing demand deposits                                       90.1         3.6        86.5
     Savings deposits                                                       51.7         1.4        50.3
     Other domestic time deposits                                          197.1        11.4       185.7
-----------------------------------------------------------------------------------------------------------
          Total core deposits                                              338.9        16.4       322.5
-----------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                  28.8         1.0        27.8
Brokered time deposits and negotiable CDs                                   17.3         ---        17.3
Foreign time deposits                                                        4.9         ---         4.9
-----------------------------------------------------------------------------------------------------------
     Total deposits                                                        389.9        17.4       372.5
-----------------------------------------------------------------------------------------------------------
Short-term borrowings                                                       42.7         0.2        42.5
Medium-term notes                                                           61.7        (3.0)       64.7
Federal Home Loan Bank advances                                              5.6         ---         5.6
Subordinated notes and other long-term debt,
   including preferred capital securities                                   47.9         0.1        47.8
-----------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates     547.8        14.7       533.1
-----------------------------------------------------------------------------------------------------------



NET INTEREST INCOME                                                       $796.4       $ 9.7      $786.7
==========================================================================================================

(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.




-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                INTEREST INCOME/EXPENSE
                                                                          -----------------------------------
                                                                                           2001
                                                                          -----------------------------------
(in millions of dollars)
---------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                     g   Reported    Adjust.(1)   Operating
---------------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                           $ 0.2       $ ---        $ 0.2
Trading account securities                                                     1.3         ---          1.3
Federal funds sold and securities purchased
   under resale agreements                                                     4.4         ---          4.4
Mortgages held for sale                                                       25.0         ---         25.0
Securities: (3)                                                                            ---
      Taxable                                                                206.9         ---        206.9
      Tax exempt                                                              13.0         ---         13.0
---------------------------------------------------------------------------------------------------------------
           Total Securities                                                  219.9         ---        219.9
---------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                        493.2        57.7        435.5
     Real estate
          Construction (4)                                                    88.6         8.3         80.3
          Commercial                                                         180.4        22.4        158.0
     Consumer
           Automobile loans and leases                                       261.4        25.0        236.4
           Home equity                                                       286.8        62.4        224.4
           Residential mortgage (4)                                           79.5        18.3         61.2
           Other loans                                                        55.8        11.0         44.8
---------------------------------------------------------------------------------------------------------------
           Total consumer                                                    683.5       116.7        566.8
---------------------------------------------------------------------------------------------------------------
Total loans and leases                                                     1,445.7       205.1      1,240.6
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                     1,696.5       205.1      1,491.4
---------------------------------------------------------------------------------------------------------------


INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits                                             ---         ---          ---
     Interest bearing demand deposits                                        134.6        38.4         96.2
     Savings deposits                                                        107.7        16.5         91.2
     Other domestic time deposits                                            331.4       102.2        229.2
---------------------------------------------------------------------------------------------------------------
          Total core deposits                                                573.7       157.1        416.6
---------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                    66.8        11.7         55.1
Brokered time deposits and negotiable CDs                                      6.6         ---          6.6
Foreign time deposits                                                         10.8         0.2         10.6
---------------------------------------------------------------------------------------------------------------
     Total deposits                                                          657.9       169.0        488.9
---------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                         95.8         4.4         91.4
Medium-term notes                                                            121.7       (50.5)       172.2
Federal Home Loan Bank advances                                                1.2         ---          1.2
Subordinated notes and other long-term debt,
   including preferred capital securities                                     66.7         ---         66.7
---------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates       943.3       122.9        820.4
---------------------------------------------------------------------------------------------------------------



NET INTEREST INCOME                                                         $753.2      $ 82.2       $671.0
===============================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.





-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              INTEREST INCOME/EXPENSE
                                                                         ----------------------------------
                                                                                          2000
                                                                          ---------------------------------
(in millions of dollars)
-----------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                        Reported    Adjust.(1)  Operating
-----------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                          $ 0.3       $ ---       $ 0.3
Trading account securities                                                    1.1         ---         1.1
Federal funds sold and securities purchased
   under resale agreements                                                    5.5         ---         5.5
Mortgages held for sale                                                       8.7         ---         8.7
Securities: (3)                                                                           ---
      Taxable                                                               269.5         ---       269.5
      Tax exempt                                                             20.8         ---        20.8
----------------------------------------------------------------------------------------------------------
           Total Securities                                                 290.3         ---       290.3
----------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                       572.8        61.0       511.8
     Real estate
          Construction (4)                                                  108.2        18.4        89.8
          Commercial                                                        186.7        23.3       163.4
     Consumer
           Automobile loans and leases                                      278.5        14.3       264.2
           Home equity                                                      261.1        44.5       216.6
           Residential mortgage (4)                                         106.1        24.3        81.8
           Other loans                                                       61.1         0.3        60.8
----------------------------------------------------------------------------------------------------------
           Total consumer                                                   706.8        83.4       623.4
----------------------------------------------------------------------------------------------------------
Total loans and leases                                                    1,574.5       186.1     1,388.4
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                    1,880.4       186.1     1,694.3
----------------------------------------------------------------------------------------------------------


INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits                                            ---         ---         ---
     Interest bearing demand deposits                                       144.0        42.3       101.7
     Savings deposits                                                       146.4        22.7       123.7
     Other domestic time deposits                                           335.4        98.3       237.1
----------------------------------------------------------------------------------------------------------
          Total core deposits                                               625.8       163.3       462.5
----------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                   90.4        12.4        78.0
Brokered time deposits and negotiable CDs                                    31.9         ---        31.9
Foreign time deposits                                                        34.0         0.2        33.8
----------------------------------------------------------------------------------------------------------
     Total deposits                                                         782.1       175.9       606.2
----------------------------------------------------------------------------------------------------------
Short-term borrowings                                                       113.1         5.4       107.7
Medium-term notes                                                           189.3       (87.8)      277.1
Federal Home Loan Bank advances                                               0.8         ---         0.8
Subordinated notes and other long-term debt,
   including preferred capital securities                                    80.7         ---        80.7
----------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates    1,166.0        93.5     1,072.5
----------------------------------------------------------------------------------------------------------



NET INTEREST INCOME                                                        $714.4      $ 92.6      $621.8
==========================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE RATE (5)
                                                                      ----------------------------------------
                                                                                       2002
                                                                       ---------------------------------------
(in millions of dollars)
--------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                      Reported    Adjust. (1)    Operating
--------------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                         2.38 %       --- %          2.38 %
Trading account securities                                                 4.11         ---            4.11
Federal funds sold and securities purchased
   under resale agreements                                                 1.56         ---            1.56
Mortgages held for sale                                                    6.35         ---            6.35
Securities: (3)
      Taxable                                                              6.06         ---            6.06
      Tax exempt                                                           7.42         ---            7.42
--------------------------------------------------------------------------------------------------------------
           Total Securities                                                6.12         ---            6.12
--------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                      5.79         ---            5.79
     Real estate
          Construction (4)                                                 4.79        0.01            4.78
          Commercial                                                       6.33         ---            6.33
     Consumer
           Automobile loans and leases                                     8.94         ---            8.94
           Home equity                                                     6.10        0.06            6.04
           Residential mortgage (4)                                        6.05        0.02            6.03
           Other loans                                                     8.49        0.03            8.46
--------------------------------------------------------------------------------------------------------------
           Total consumer                                                  7.34        0.02            7.32
--------------------------------------------------------------------------------------------------------------
Total loans and leases                                                     6.52        0.01            6.51
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                     6.43 %      0.01 %          6.42 %
--------------------------------------------------------------------------------------------------------------




INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                                      1.75 %      0.01 %          1.74 %
     Savings deposits                                                      1.81         ---            1.81
     Other domestic time deposits                                          4.53        0.02            4.51
--------------------------------------------------------------------------------------------------------------
          Total core deposits                                              2.74        0.02            2.72
--------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                 3.39        0.04            3.35
Brokered time deposits and negotiable CDs                                  2.36         ---            2.36
Foreign time deposits                                                      1.47         ---            1.47
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                        2.73        0.02            2.71
--------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                      2.01         ---            2.01
Medium-term notes                                                          3.31        0.13            3.18
Federal Home Loan Bank advances                                            2.00         ---            2.00
Subordinated notes and other long-term debt,
   including preferred capital securities                                  4.00         ---            4.00
--------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates     2.77 %      0.02 %          2.75 %
--------------------------------------------------------------------------------------------------------------




Net interest rate spread                                                   3.66 %     (0.01)%          3.67 %
Impact of non-interest bearing funds on margin                             0.15       (0.01)           0.16
--------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                        3.81 %     (0.02)%          3.83 %
==============================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.





-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE RATE (5)
                                                                       ---------------------------------------
                                                                                       2001
                                                                       ---------------------------------------
(in millions of dollars)
--------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                      Reported    Adjust. (1)   Operating
--------------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                          3.43 %        --- %      3.43 %
Trading account securities                                                  5.13          ---        5.13
Federal funds sold and securities purchased
   under resale agreements                                                  4.19          ---        4.19
Mortgages held for sale                                                     6.95          ---        6.95
Securities: (3)
      Taxable                                                               6.58          ---        6.58
      Tax exempt                                                            7.49          ---        7.49
--------------------------------------------------------------------------------------------------------------
           Total Securities                                                 6.63          ---        6.63
--------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                       7.42         0.04        7.38
     Real estate
          Construction (4)                                                  7.25         0.03        7.22
          Commercial                                                        7.71        (0.06)       7.77
     Consumer
           Automobile loans and leases                                      9.12        (0.18)       9.30
           Home equity                                                      8.44         0.09        8.35
           Residential mortgage (4)                                         7.55         0.02        7.53
           Other loans                                                      9.47         0.05        9.42
--------------------------------------------------------------------------------------------------------------
           Total consumer                                                   8.64        (0.06)       8.70
--------------------------------------------------------------------------------------------------------------
Total loans and leases                                                      7.98         0.01        7.97
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                      7.74 %       0.04 %      7.70 %
--------------------------------------------------------------------------------------------------------------



INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                                       2.69 %       0.03 %      2.66 %
     Savings deposits                                                       3.10        (0.02)       3.12
     Other domestic time deposits                                           5.63          ---        5.63
--------------------------------------------------------------------------------------------------------------
          Total core deposits                                               3.99         0.07        3.92
--------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                  5.22         0.07        5.15
Brokered time deposits and negotiable CDs                                   5.12          ---        5.12
Foreign time deposits                                                       3.82        (0.01)       3.83
--------------------------------------------------------------------------------------------------------------
     Total deposits                                                         4.10         0.06        4.04
--------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                       4.12        (0.06)       4.18
Medium-term notes                                                           6.01         1.08        4.93
Federal Home Loan Bank advances                                             6.17          ---        6.17
Subordinated notes and other long-term debt,
   including preferred capital securities                                   5.75          ---        5.75
--------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates      4.37 %       0.04 %      4.33 %
--------------------------------------------------------------------------------------------------------------




Net interest rate spread                                                    3.37 %        --- %      3.37 %
Impact of non-interest bearing funds on margin                              0.06        (0.03)       0.09
--------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                         3.43 %      (0.03)%      3.46 %
==============================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.





-----------------------------------------------------------------------------------------------------------------------------------
TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    AVERAGE RATE (5)
                                                                       -----------------------------------------
                                                                                        2000
                                                                       -----------------------------------------
(in millions of dollars)
----------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent Basis (2)                                       Reported     Adjust. (1)  Operating
----------------------------------------------------------------------------------------------------------------

EARNING ASSETS
Interest bearing deposits in banks                                           5.03 %        --- %        5.03 %
Trading account securities                                                   7.11          ---          7.11
Federal funds sold and securities purchased
   under resale agreements                                                   6.33          ---          6.33
Mortgages held for sale                                                      7.96          ---          7.96
Securities: (3)
      Taxable                                                                6.24          ---          6.24
      Tax exempt                                                             7.61          ---          7.61
----------------------------------------------------------------------------------------------------------------
           Total Securities                                                  6.33          ---          6.33
----------------------------------------------------------------------------------------------------------------
Loans and leases:
     Commercial loans                                                        8.89         0.06          8.83
     Real estate
          Construction (4)                                                   9.14        (0.25)         9.39
          Commercial                                                         8.53        (0.07)         8.60
     Consumer
           Automobile loans and leases                                       8.83        (0.15)         8.98
           Home equity                                                       8.73        (0.15)         8.88
           Residential mortgage (4)                                          7.68        (0.46)         8.14
           Other loans                                                      11.57        (1.56)        13.13
----------------------------------------------------------------------------------------------------------------
           Total consumer                                                    8.78        (0.33)         9.11
----------------------------------------------------------------------------------------------------------------
Total loans and leases                                                       8.81        (0.15)         8.96
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
Total earning assets / interest income / average rates                       8.29 %      (0.05)%        8.34 %
----------------------------------------------------------------------------------------------------------------


INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                                        3.36 %       0.08 %        3.28 %
     Savings deposits                                                        4.11        (0.03)         4.14
     Other domestic time deposits                                            5.71        (0.02)         5.73
----------------------------------------------------------------------------------------------------------------
          Total core deposits                                                4.56         0.03          4.53
----------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                   6.01        (0.02)         6.03
Brokered time deposits and negotiable CDs                                    6.35          ---          6.35
Foreign time deposits                                                        6.31          ---          6.31
----------------------------------------------------------------------------------------------------------------
     Total deposits                                                          4.81        (0.02)         4.83
----------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                        5.75        (0.03)         5.78
Medium-term notes                                                            6.54        (0.12)         6.66
Federal Home Loan Bank advances                                              6.32          ---          6.32
Subordinated notes and other long-term debt,
   including preferred capital securities                                    7.27          ---          7.27
----------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities/interest expense/average rates       5.24 %      (0.20)%        5.44 %
----------------------------------------------------------------------------------------------------------------




Net interest rate spread                                                     3.05 %       0.15 %        2.90 %
Impact of non-interest bearing funds on margin                               0.10        (0.07)         0.17
----------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                          3.15 %       0.08 %        3.07 %
================================================================================================================


(1)   See page 51 for definition of adjustments.

(2)   Fully taxable equivalent yields are calculated assuming a 35% tax rate.

(3) Average rates computed using historical cost average balances and do not give effect to changes in fair value of securities available for sale.

(4) Residential construction loans have been reclassified from Real estate - Construction to Residential mortgage loans.

(5) Loan, lease, and deposit average rates include the impact of applicable derivatives.

Note: Individual loan and leases components include fees and cash basis interest received on non-accrual loans.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 28 - SELECTED QUARTERLY INCOME STATEMENTS

         - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------


                                                       -------------------------------------   ------------------------------------
                                                               2002 FOURTH QUARTER                     2002 THIRD QUARTER
--------------------------------------------------------------------------------------------   ------------------------------------
(in thousands, except per share amounts)                Reported     Adjust.(1)  Operating      Reported    Adjust.(1)  Operating
--------------------------------------------------------------------------------------------   ------------------------------------

NET INTEREST INCOME                                     $ 210,255        $ ---    $ 210,255     $ 205,484        $ ---   $ 205,484
Provision for loan and lease losses                        51,236          ---       51,236        54,304          ---      54,304
--------------------------------------------------------------------------------------------   ------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                     159,019          ---      159,019       151,180          ---     151,180
--------------------------------------------------------------------------------------------   ------------------------------------
Operating lease income                                    143,465          ---      143,465       154,367                  154,367
Service charges on deposit accounts                        41,177          ---       41,177        37,460          ---      37,460
Brokerage and insurance                                    16,431          ---       16,431        13,943          ---      13,943
Trust services                                             15,306          ---       15,306        14,997          ---      14,997
Bank owned life insurance                                  11,443          ---       11,443        11,443          ---      11,443
Mortgage banking                                           11,410          ---       11,410         6,289          ---       6,289
Other service charges and fees                             10,890          ---       10,890        10,837          ---      10,837
Gain on sale of Florida operations                            ---          ---          ---           ---          ---         ---
Merchant Services gain                                        ---          ---          ---        24,550       24,550         ---
Securities gains (losses)                                   2,339          ---        2,339         1,140          ---       1,140
Other                                                      19,130          ---       19,130        21,044          ---      21,044
--------------------------------------------------------------------------------------------   ------------------------------------
TOTAL NON-INTEREST INCOME                                 271,591          ---      271,591       296,070       24,550     271,520
--------------------------------------------------------------------------------------------   ------------------------------------
Operating lease expense                                   120,747          ---      120,747       125,743          ---     125,743
Personnel costs                                           113,852          ---      113,852       107,477          ---     107,477
Equipment                                                  17,337          ---       17,337        17,378          ---      17,378
Outside data processing and other services                 17,209          ---       17,209        15,128          ---      15,128
Net occupancy                                              13,454          ---       13,454        14,815          ---      14,815
Professional services                                       8,026          ---        8,026         6,083          ---       6,083
Marketing                                                   6,186          ---        6,186         7,491          ---       7,491
Telecommunications                                          5,714          ---        5,714         5,609          ---       5,609
Printing and supplies                                       3,999          ---        3,999         3,679          ---       3,679
Franchise and other taxes                                   2,532          ---        2,532         2,283          ---       2,283
Amortization of intangible assets                             204          ---          204           204          ---         204
Restructuring Charges                                         ---          ---          ---           ---          ---         ---
Other                                                      22,269          ---       22,269        16,563          ---      16,563
--------------------------------------------------------------------------------------------   ------------------------------------
TOTAL NON-INTEREST EXPENSE                                331,529          ---      331,529       322,453          ---     322,453
--------------------------------------------------------------------------------------------   ------------------------------------
INCOME BEFORE INCOME TAXES                                 99,081          ---       99,081       124,797       24,550     100,247
Income taxes                                               24,687          ---       24,687        33,193        8,593      24,600
--------------------------------------------------------------------------------------------   ------------------------------------
NET INCOME                                               $ 74,394        $ ---     $ 74,394      $ 91,604     $ 15,957    $ 75,647
============================================================================================   ====================================

NET INCOME PER COMMON SHARE -- DILUTED                     $ 0.32        $ ---       $ 0.32        $ 0.38       $ 0.07      $ 0.31
DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.16        $ ---       $ 0.16        $ 0.16        $ ---      $ 0.16

Return on average assets                                    1.10%        0.00%        1.10%         1.41%        0.25%       1.16%
Return on average shareholders' equity                      13.2%        0.00%        13.2%         15.9%        2.70%       13.2%
Net interest margin                                         3.83%        0.00%        3.83%         3.98%        0.00%       3.98%
Efficiency ratio                                            68.8%        0.00%        68.8%         67.6%        0.00%       67.6%
Effective tax rate                                          24.9%        0.00%        24.9%         26.6%        2.06%       24.5%

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                     $ 210,255        $ ---    $ 210,255     $ 205,484        $ ---   $ 205,484
Tax Equivalent Adjustment (2)                               1,869          ---        1,869         1,096          ---       1,096
--------------------------------------------------------------------------------------------   ------------------------------------
NET INTEREST INCOME - FTE                               $ 212,124        $ ---    $ 212,124     $ 206,580        $ ---   $ 206,580
============================================================================================   ====================================


(1)   See page 51 for definition of adjustments.

(2)   Calculated assuming a 35% tax rate.




-----------------------------------------------------------------------------------------------------------------------------------
TABLE 28 - SELECTED QUARTERLY INCOME STATEMENTS

         - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------


                                                       -------------------------------------  -------------------------------------
                                                                 2002 SECOND QUARTER                    2002 FIRST QUARTER
-----------------------------------------------------  -------------------------------------  -------------------------------------
(in thousands, except per share amounts)                Reported     Adjust. (1) Operating     Reported     Adjust. (1) Operating
-----------------------------------------------------  -------------------------------------  -------------------------------------

NET INTEREST INCOME                                     $ 190,981        $ ---    $ 190,981    $ 184,431       $ 9,724   $ 174,707
Provision for loan and lease losses                        49,876          ---       49,876       39,010         5,186      33,824
-----------------------------------------------------  -------------------------------------  -------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                     141,105          ---      141,105      145,421         4,538     140,883
-----------------------------------------------------  -------------------------------------  -------------------------------------
Operating lease income                                    168,047          ---      168,047      175,906           ---     175,906
Service charges on deposit accounts                        35,354          ---       35,354       38,530         4,248      34,282
Brokerage and insurance                                    17,677        2,710       14,967       18,792         4,205      14,587
Trust services                                             16,247          ---       16,247       15,501           405      15,096
Bank owned life insurance                                  11,443          ---       11,443       11,676           ---      11,676
Mortgage banking                                           10,725          ---       10,725       19,565           (79)     19,644
Other service charges and fees                             10,529          ---       10,529       10,632         1,514       9,118
Gain on sale of Florida operations                            ---          ---          ---      175,344       175,344         ---
Merchant Services gain                                        ---          ---          ---          ---           ---         ---
Securities gains (losses)                                     966          ---          966          457           ---         457
Other                                                      17,033          ---       17,033       12,697           340      12,357
-----------------------------------------------------  -------------------------------------  -------------------------------------
TOTAL NON-INTEREST INCOME                                 288,021        2,710      285,311      479,100       185,977     293,123
-----------------------------------------------------  -------------------------------------  -------------------------------------
Operating lease expense                                   131,695          ---      131,695      140,785           ---     140,785
Personnel costs                                           105,146        1,557      103,589      114,285         9,965     104,320
Equipment                                                  16,659           51       16,608       16,949         1,367      15,582
Outside data processing and other services                 16,592          ---       16,592       18,439         1,342      17,097
Net occupancy                                              14,756          114       14,642       17,239         2,468      14,771
Professional services                                       6,267            2        6,265        5,401           159       5,242
Marketing                                                   7,231           12        7,219        7,003          (171)      7,174
Telecommunications                                          5,320           18        5,302        6,018           736       5,282
Printing and supplies                                       3,683           12        3,671        3,837           318       3,519
Franchise and other taxes                                   2,313          ---        2,313        2,328             2       2,326
Amortization of intangible assets                             235           32          203        1,376         1,125         251
Restructuring Charges                                         ---          ---          ---       56,184        56,184         ---
Other                                                      18,135           77       18,058       16,830         1,024      15,806
-----------------------------------------------------  -------------------------------------  -------------------------------------
TOTAL NON-INTEREST EXPENSE                                328,032        1,875      326,157      406,674        74,519     332,155
-----------------------------------------------------  -------------------------------------  -------------------------------------
INCOME BEFORE INCOME TAXES                                101,094          835      100,259      217,847       115,996     101,851
Income taxes                                               27,169          303       26,866      124,706        97,782      26,924
-----------------------------------------------------  -------------------------------------  -------------------------------------
NET INCOME                                               $ 73,925        $ 532     $ 73,393     $ 93,141      $ 18,214    $ 74,927
=====================================================  =====================================  =====================================

NET INCOME PER COMMON SHARE -- DILUTED                     $ 0.30        $ ---       $ 0.30       $ 0.37        $ 0.07      $ 0.30
DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.16        $ ---       $ 0.16       $ 0.16         $ ---      $ 0.16

Return on average assets                                    1.19%        0.01%        1.18%        1.42%         0.20%       1.22%
Return on average shareholders' equity                      12.6%        0.10%        12.5%        15.8%         3.10%       12.7%
Net interest margin                                         3.91%        0.00%        3.91%        3.63%        -0.05%       3.68%
Efficiency ratio                                            68.4%        0.00%        68.4%        71.4%         0.60%       70.8%
Effective tax rate                                          26.9%        0.08%        26.8%        57.2%        30.81%       26.4%

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                     $ 190,981        $ ---    $ 190,981    $ 184,431       $ 9,724   $ 174,707
Tax Equivalent Adjustment (2)                               1,071          ---        1,071        1,169           ---       1,169
-----------------------------------------------------  -------------------------------------  -------------------------------------
NET INTEREST INCOME - FTE                               $ 192,052        $ ---    $ 192,052    $ 185,600       $ 9,724   $ 175,876
=====================================================  =====================================  =====================================


(1)   See page 51 for definition of adjustments.

(2)   Calculated assuming a 35% tax rate.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 28 - SELECTED QUARTERLY INCOME STATEMENTS

         - RECONCILIATION OF REPORTED TO OPERATING BASIS
-----------------------------------------------------------------------------------------------------------------------------------


                                                       -------------------------------------   ------------------------------------
                                                                  2001 FOURTH QUARTER                   2001 THIRD QUARTER
----------------------------------------------------   -------------------------------------   ------------------------------------
(in thousands, except per share amounts)                Reported    Adjust. (1)  Operating      Reported    Adjust. (1) Operating
----------------------------------------------------   -------------------------------------   ------------------------------------

NET INTEREST INCOME                                     $ 196,294     $ 19,692    $ 176,602     $ 186,866     $ 19,325   $ 167,541
Provision for loan and lease losses                       101,075       53,994       47,081        34,053        3,532      30,521
----------------------------------------------------   -------------------------------------   ------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                      95,219      (34,302)     129,521       152,813       15,793     137,020
----------------------------------------------------   -------------------------------------   ------------------------------------
Operating lease income                                    180,382          ---      180,382       183,642          ---     183,642
Service charges on deposit accounts                        42,753        7,533       35,220        41,719        8,126      33,593
Brokerage and insurance                                    20,966        5,900       15,066        19,912        5,969      13,943
Trust services                                             15,321          642       14,679        15,485          669      14,816
Bank owned life insurance                                   9,560          ---        9,560         9,560          ---       9,560
Mortgage banking                                           15,768          719       15,049        14,616          757      13,859
Other service charges and fees                             12,552        2,970        9,582        12,350        2,803       9,547
Gain on sale of Florida operations                            ---          ---          ---           ---          ---         ---
Merchant Services gain                                        ---          ---          ---           ---          ---         ---
Securities gains (losses)                                      89          ---           89         1,059          ---       1,059
Other                                                      16,088          953       15,135        15,755        1,033      14,722
----------------------------------------------------   -------------------------------------   ------------------------------------
TOTAL NON-INTEREST INCOME                                 313,479       18,717      294,762       314,098       19,357     294,741
----------------------------------------------------   -------------------------------------   ------------------------------------
Operating lease expense                                   140,575          ---      140,575       138,538          ---     138,538
Personnel costs                                           118,143       18,067      100,076       120,767       18,901     101,866
Equipment                                                  20,593        2,476       18,117        20,151        2,571      17,580
Outside data processing and other services                 17,992        2,578       15,414        17,375        2,725      14,650
Net occupancy                                              19,950        4,699       15,251        19,266        4,785      14,481
Professional services                                       6,235          166        6,069         5,912          158       5,754
Marketing                                                   6,345        1,040        5,305         6,921        1,204       5,717
Telecommunications                                          6,793        1,146        5,647         6,859        1,131       5,728
Printing and supplies                                       4,293          782        3,511         4,450          757       3,693
Franchise and other taxes                                   2,893            8        2,885         2,470           31       2,439
Amortization of intangible assets                          10,100        7,545        2,555        10,114        7,545       2,569
Restructuring Charges                                      15,143       15,143          ---        50,817       50,817         ---
Other                                                      15,580        1,418       14,162        25,145        2,028      23,117
----------------------------------------------------   -------------------------------------   ------------------------------------
TOTAL NON-INTEREST EXPENSE                                384,635       55,068      329,567       428,785       92,653     336,132
----------------------------------------------------   -------------------------------------   ------------------------------------
INCOME BEFORE INCOME TAXES                                 24,063      (70,653)      94,716        38,126      (57,503)     95,629
Income taxes                                              (32,810)     (56,717)      23,907         3,850      (19,239)     23,089
----------------------------------------------------   -------------------------------------   ------------------------------------
NET INCOME                                               $ 56,873    $ (13,936)    $ 70,809      $ 34,276    $ (38,264)   $ 72,540
====================================================   =====================================   ====================================

NET INCOME PER COMMON SHARE -- DILUTED                     $ 0.23      $ (0.05)      $ 0.28        $ 0.14      $ (0.15)     $ 0.29
DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.16        $ ---       $ 0.16        $ 0.16        $ ---      $ 0.16

Return on average assets                                    0.81%       -0.33%        1.14%         0.49%       -0.67%       1.16%
Return on average shareholders' equity                       9.5%       -2.30%        11.8%          5.7%       -6.30%       12.0%
Net interest margin                                         3.62%       -0.11%        3.73%         3.47%       -0.06%       3.53%
Efficiency ratio                                            70.3%        1.10%        69.2%         73.4%        1.30%       72.1%
Effective tax rate                                        -136.4%     -161.59%        25.2%         10.1%      -14.05%       24.1%

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                     $ 196,294     $ 19,692    $ 176,602     $ 186,866     $ 19,325   $ 167,541
Tax Equivalent Adjustment (2)                               1,292          ---        1,292         1,442          ---       1,442
----------------------------------------------------   -------------------------------------   ------------------------------------
NET INTEREST INCOME - FTE                               $ 197,586     $ 19,692    $ 177,894     $ 188,308     $ 19,325   $ 168,983
====================================================   =====================================   ====================================


(1)   See page 51 for definition of adjustments.

(2)   Calculated assuming a 35% tax rate.





-----------------------------------------------------------------------------------------------------------------------------------
TABLE 28 - SELECTED QUARTERLY INCOME STATEMENTS

         - RECONCILIATION OF REPORTED TO OPERATING BASIS
------------------------------------------------------------------------------------------------------------------------------------


                                                       ------------------------------------   -------------------------------------
                                                                 2001 SECOND QUARTER                    2001 FIRST QUARTER
----------------------------------------------------   ------------------------------------   -------------------------------------
(in thousands, except per share amounts)                Reported    Adjust. (1) Operating      Reported     Adjust. (1) Operating
----------------------------------------------------   ------------------------------------   -------------------------------------

NET INTEREST INCOME                                     $ 185,080     $ 22,150   $ 162,930     $ 178,626     $ 21,106    $ 157,520
Provision for loan and lease losses                        99,444       69,039      30,405        22,754        3,755       18,999
----------------------------------------------------   ------------------------------------   -------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                      85,636      (46,889)    132,525       155,872       17,351      138,521
----------------------------------------------------   -----------------------------------    -------------------------------------
Operating lease income                                    176,418          ---     176,418       159,415          ---      159,415
Service charges on deposit accounts                        40,673        8,023      32,650        38,907        7,764       31,143
Brokerage and insurance                                    19,388        6,203      13,185        18,768        6,536       12,232
Trust services                                             15,178          747      14,431        14,314          644       13,670
Bank owned life insurance                                   9,561          ---       9,561         9,560          ---        9,560
Mortgage banking                                           18,733        1,061      17,672        10,031          793        9,238
Other service charges and fees                             12,217        2,834       9,383        11,098        2,683        8,415
Gain on sale of Florida operations                            ---          ---         ---           ---          ---          ---
Merchant Services gain                                        ---          ---         ---           ---          ---          ---
Securities gains (losses)                                  (2,503)      (5,250)      2,747         2,078          ---        2,078
Other                                                      14,956          977      13,979        12,968          653       12,315
----------------------------------------------------   ------------------------------------   -------------------------------------
TOTAL NON-INTEREST INCOME                                 304,621       14,595     290,026       277,139       19,073      258,066
----------------------------------------------------   ------------------------------------   -------------------------------------
Operating lease expense                                   158,437          ---     158,437       121,076          ---      121,076
Personnel costs                                           122,068       18,361     103,707       117,662       18,366       99,296
Equipment                                                  19,844        2,481      17,363        19,972        2,469       17,503
Outside data processing and other services                 17,671        2,571      15,100        16,654        2,532       14,122
Net occupancy                                              18,188        4,433      13,755        19,780        4,212       15,568
Professional services                                       6,763          282       6,481         4,969          176        4,793
Marketing                                                   7,852        1,045       6,807         9,939        1,107        8,832
Telecommunications                                          7,207        1,243       5,964         7,125        1,173        5,952
Printing and supplies                                       4,565          877       3,688         5,059          961        4,098
Franchise and other taxes                                   2,246           17       2,229         2,120            4        2,116
Amortization of intangible assets                          10,435        7,545       2,890        10,576        7,545        3,031
Restructuring Charges                                      13,997       13,997         ---           ---          ---          ---
Other                                                       6,384        1,998       4,386        32,587        1,728       30,859
----------------------------------------------------   ------------------------------------   -------------------------------------
TOTAL NON-INTEREST EXPENSE                                395,657       54,850     340,807       367,519       40,273      327,246
----------------------------------------------------   ------------------------------------   -------------------------------------
INCOME BEFORE INCOME TAXES                                 (5,400)     (87,144)     81,744        65,492       (3,849)      69,341
Income taxes                                               (9,825)     (31,156)     21,331        15,697         (260)      15,957
----------------------------------------------------   ------------------------------------   -------------------------------------
NET INCOME                                                $ 4,425    $ (55,988)   $ 60,413      $ 49,795     $ (3,589)    $ 53,384
====================================================   ====================================   =====================================

NET INCOME PER COMMON SHARE -- DILUTED                     $ 0.02      $ (0.22)     $ 0.24        $ 0.20      $ (0.01)      $ 0.21
DIVIDENDS DECLARED PER COMMON SHARE                        $ 0.20        $ ---      $ 0.20        $ 0.20        $ ---       $ 0.20

Return on average assets                                    0.06%       -0.90%       0.96%         0.71%       -0.15%        0.86%
Return on average shareholders' equity                       0.7%       -9.20%        9.9%          8.3%       -0.60%         8.9%
Net interest margin                                         3.39%        0.02%       3.37%         3.31%        0.03%        3.28%
Efficiency ratio                                            75.2%        0.40%       74.8%         78.3%        0.30%        78.0%
Effective tax rate                                         181.9%      155.85%       26.1%         24.0%        0.96%        23.0%

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                     $ 185,080     $ 22,150   $ 162,930     $ 178,626     $ 21,106    $ 157,520
Tax Equivalent Adjustment (2)                               1,616          ---       1,616         2,002          ---        2,002
----------------------------------------------------   ------------------------------------   -------------------------------------
NET INTEREST INCOME - FTE                               $ 186,696     $ 22,150   $ 164,546     $ 180,628     $ 21,106    $ 159,522
====================================================   ====================================   =====================================


(1)   See page 51 for definition of adjustments.

(2)   Calculated assuming a 35% tax rate.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 on pages 37 through 42 under the caption "Interest Rate Risk Management" and "Liquidity."

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF MANAGEMENT

The management of Huntington is responsible for the financial information and representations contained in the consolidated financial statements and other sections of this amended Annual Report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In all material respects, they reflect the substance of transactions that should be included based on informed judgments, estimates, and currently available information.

Huntington maintains accounting and other control systems that, in the opinion of management, provide reasonable assurance that (1) transactions are properly authorized, (2) that the assets are properly safeguarded, and (3) transactions are properly recorded and reported to permit the preparation of the financial statements in conformity with accounting principles generally accepted in the United States. The systems of internal accounting controls include the careful selection and training of qualified personnel, appropriate segregation of responsibilities, communication of written policies and procedures, and a broad program of internal audits. The costs of the controls are balanced against the expected benefits. During 2002, the Audit/Risk Committee of the Board of Directors met regularly with management, Huntington's internal auditors, and the independent auditors, Ernst & Young LLP, to review the scope of the audits and to discuss the evaluation of internal accounting controls and financial reporting matters. The independent and internal auditors have free access to and meet confidentially with the Audit Committee to discuss appropriate matters. Also during 2002, Huntington formed a Disclosure Review Committee. This committee's purpose is to design and maintain disclosure controls and procedures to ensure that material information relating to the financial and operating condition of Huntington is properly reported to its chief executive officer, chief financial officer, internal auditors, and the Audit/Risk Committee of the Board of Directors in connection with the preparation and filing of periodic reports and the certification of those reports by the chief executive officer and the chief financial officer.

The independent auditors are responsible for expressing an informed judgment as to whether the consolidated financial statements present fairly, in accordance with accounting principles generally accepted in the United States, the financial position, results of operations, and cash flows of Huntington. They obtained an understanding of Huntington's internal accounting controls and conducted such tests and related procedures as they deemed necessary to provide reasonable assurance, giving due consideration to materiality, that the consolidated financial statements contain neither misleading nor erroneous data.


/s/ Thomas E. Hoaglin
Chairman, President and Chief Executive Officer

/s/ Michael J. McMennamin
Vice Chairman, Chief Financial Officer, and
Treasurer

INDEPENDENT AUDITOR'S REPORT

_____________________


Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders, Huntington Bancshares Incorporated

We have audited the accompanying consolidated balance sheets of Huntington Bancshares Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntington Bancshares Incorporated and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, Huntington Bancshares Incorporated and Subsidiaries has restated previously issued 2000, 2001, and 2002 consolidated financial statements.

As discussed in Note 14 to the consolidated financial statements, Huntington Bancshares Incorporated and Subsidiaries changed its method of accounting for amortization of goodwill in 2002 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

                                        /s/ ERNST & YOUNG LLP

Columbus, Ohio
January 16, 2003, except for Note 3
   as to which the date is May 19, 2003

CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except share amounts)                                                       2002                 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (RESTATED)           (RESTATED)
ASSETS
Cash and due from banks                                                                           $    969,483         $  1,138,366
Federal funds sold and securities purchased under resale agreements                                     49,280               83,275
Interest bearing deposits in banks                                                                      37,300               21,205
Trading account securities                                                                                 241               13,392
Mortgage loans held for sale                                                                           528,379              629,386
Securities available for sale - at fair value                                                        3,403,369            2,849,579
Investment securities - fair value $7,725 and $12,499, respectively                                      7,546               12,322
Loans and leases:
   Commercial loans                                                                                  5,606,363            6,439,372
   Commercial real estate                                                                            3,730,080            3,818,441
   Consumer
      Automobile loans and leases                                                                    3,964,702            2,989,720
      Home equity                                                                                    3,200,169            3,582,028
      Residential mortgage                                                                           1,748,985            1,127,825
      Other consumer loans                                                                             394,890              543,414
-----------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                                                              18,645,189           18,500,800
     Less allowance for loan and lease losses                                                          336,648              369,332
-----------------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                                18,308,541           18,131,468
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                                                               2,252,445            3,072,432
Bank owned life insurance                                                                              886,214              843,183
Premises and equipment                                                                                 341,366              452,036
Goodwill and other intangible assets                                                                   218,567              716,054
Customers' acceptance liability                                                                         16,745               13,670
Accrued income and other assets                                                                        537,775              554,978
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $ 27,557,251         $ 28,531,346
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Demand deposits
      Non-interest bearing                                                                        $  3,073,869         $  3,635,173
      Interest bearing                                                                               5,374,095            5,723,160
   Savings deposits                                                                                  2,851,158            3,466,305
   Other domestic time deposits                                                                      3,956,306            5,868,451
   Domestic time deposits of $100,000 or more                                                          731,959            1,130,563
   Brokered time deposits and negotiable CDs                                                         1,092,754              137,915
   Foreign time deposits                                                                               419,185              225,737
-----------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                                   17,499,326           20,187,304
-----------------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                             2,541,016            1,955,926
   Bank acceptances outstanding                                                                         16,745               13,670
   Medium-term notes                                                                                 2,045,123            1,795,002
   Federal Home Loan Bank advances                                                                   1,013,000               17,000
   Subordinated notes and other long-term debt                                                         788,678              927,330
   Company obligated mandatorily redeemable preferred capital securities of subsidiary
      trusts holding solely junior subordinated debentures of the parent company                       300,000              300,000
   Accrued expenses and other liabilities                                                            1,062,868              901,848
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                   25,266,756           26,098,080
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares; none outstanding                                      --                   --
     Common stock - without par value; authorized 500,000,000 shares; issued
          257,866,255 shares; outstanding 232,878,851 and 251,193,814 shares, respectively           2,484,421            2,490,724
     Less 24,987,404 and 6,672,441 treasury shares, respectively                                      (475,399)            (123,849)
     Accumulated other comprehensive income                                                             62,300               25,488
     Retained earnings                                                                                 219,173               40,903
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                           2,290,495            2,433,266
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 27,557,251         $ 28,531,346
===================================================================================================================================


See notes to consolidated financial statements.

CONSOLIDATED INCOME STATEMENTS

                                                                               TWELVE MONTHS ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                  2002               2001               2000
------------------------------------------------------------------------------------------------------------------------
                                                                       (RESTATED)        (RESTATED)           (RESTATED)
Interest and fee income
   Loans and leases                                                   $ 1,136,646        $ 1,442,995         $ 1,571,871
   Securities                                                             179,623            216,215             284,719
   Other                                                                   22,665             30,993              15,532
------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                   1,338,934          1,690,203           1,872,122
------------------------------------------------------------------------------------------------------------------------
Interest expense
   Deposits                                                               389,895            657,892             782,076
   Short-term borrowings                                                   42,720             95,859             113,134
   Medium-term notes                                                       61,727            121,701             189,311
   Federal Home Loan Bank advances                                          5,574              1,174                 824
   Subordinated notes, capital notes, and other long-term debt             47,867             66,711              80,728
------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                    547,783            943,337           1,166,073
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                       791,151            746,866             706,049
Provision for loan and lease losses                                       194,426            257,326              61,464
------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES             596,725            489,540             644,585
------------------------------------------------------------------------------------------------------------------------
Non-Interest income
   Operating lease income                                                 641,785            699,857             635,243
   Service charges on deposit accounts                                    152,521            164,052             160,727
   Brokerage and insurance                                                 66,843             79,034              61,871
   Trust services                                                          62,051             60,298              53,613
   Mortgage banking                                                        47,989             59,148              38,025
   Bank owned life insurance                                               46,005             38,241              39,544
   Other service charges and fees                                          42,888             48,217              43,883
   Gain on sale of Florida operations                                     175,344               --                  --
   Merchant Services gain                                                  24,550               --                  --
   Securities gains                                                         4,902                723              37,101
   Other                                                                   69,904             59,767              58,795
------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                               1,334,782          1,209,337           1,128,802
------------------------------------------------------------------------------------------------------------------------
Non-Interest expense
   Operating lease expense                                                518,970            558,626             494,800
   Personnel costs                                                        440,760            478,640             421,750
   Equipment                                                               68,323             80,560              78,069
   Outside data processing and other services                              67,368             69,692              62,011
   Net occupancy                                                           60,264             77,184              75,882
   Marketing                                                               27,911             31,057              34,884
   Professional services                                                   25,777             23,879              20,819
   Telecommunications                                                      22,661             27,984              26,225
   Printing and supplies                                                   15,198             18,367              19,634
   Franchise and other taxes                                                9,456              9,729              11,077
   Amortization of intangible assets                                        2,019             41,225              39,207
   Restructuring charges                                                   56,184             79,957                --
   Other                                                                   73,797             79,696              22,596
------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                              1,388,688          1,576,596           1,306,954
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                542,819            122,281             466,433
Income taxes                                                              209,755            (23,088)            133,736
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $   333,064        $   145,369         $   332,697
========================================================================================================================

PER COMMON SHARE
   Net Income
      Basic                                                           $      1.37        $      0.58         $      1.34
      Diluted                                                                1.36               0.58                1.33

   Cash dividends declared                                                   0.64               0.72                0.76

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                                  242,279            251,078             248,709
   Diluted                                                                244,012            251,716             249,570


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       PREFERRED                   COMMON
                                                              ------------------------    ------------------------
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)              SHARES       STOCK          SHARES      STOCK
------------------------------------------------------------------------------------------------------------------


BALANCE -- JANUARY 1, 2000                                         --       $     --         233,845    $2,284,956
    Cumulative effect of restatement (See Note 3)

------------------------------------------------------------------------------------------------------------------
BALANCE -- JANUARY 1, 2000, RESTATED                               --       $     --         233,845    $2,284,956
------------------------------------------------------------------------------------------------------------------

    Comprehensive Income:
       Net income
       Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income


       Total comprehensive income


    Stock issued for acquisitions                                                                          (29,399)
    Cash dividends declared ($0.76 per share)
    Stock options exercised                                                                                 (3,395)
    10% stock dividend                                                                        24,021       241,483
    Treasury shares purchased
    Treasury shares sold to employee benefit plans
------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2000                                       --             --         491,711     4,778,601
------------------------------------------------------------------------------------------------------------------

    Comprehensive Income:
       Net income
       Cumulative effect of change in accounting
             principle for derivatives
       Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income
       Unrealized gains on derivative instruments used in cash flow hedging relationships


            Total comprehensive income


    Cash dividends declared ($0.72 per share)
    Stock options exercised                                                                                 (2,921)
    Treasury shares sold to employee benefit plans
------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2001                                       --             --         491,711     4,775,680
------------------------------------------------------------------------------------------------------------------

    COMPREHENSIVE INCOME:
    NET INCOME
    UNREALIZED NET HOLDING GAINS ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME
    UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS
    MINIMUM PENSION LIABILITY


      TOTAL COMPREHENSIVE INCOME


    STOCK ISSUED FOR ACQUISITIONS                                                                             (838)
    CASH DIVIDENDS DECLARED ($0.64 PER SHARE)
    STOCK OPTIONS EXERCISED                                                                                 (3,545)
    TREASURY SHARES PURCHASED
    OTHER                                                                                                   (1,920)
------------------------------------------------------------------------------------------------------------------
 BALANCE -- DECEMBER 31, 2002                                      --       $     --         491,711    $4,769,377
==================================================================================================================






                                                                                           ACCUMULATED
                                                                        TREASURY              OTHER
                                                              -------------------------   COMPREHENSIVE    RETAINED
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)              SHARES        STOCK          INCOME       EARNINGS       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (RESTATED)    (RESTATED)

BALANCE -- JANUARY 1, 2000                                       (4,957)    $ (137,268)    $  (94,093)    $  128,761    $2,182,356
    Cumulative effect of restatement (See Note 3)                                                             45,727        45,727

----------------------------------------------------------------------------------------------------------------------------------
BALANCE -- JANUARY 1, 2000, RESTATED                             (4,957)    $ (137,268)    $  (94,093)    $  174,488    $2,228,083
----------------------------------------------------------------------------------------------------------------------------------

    Comprehensive Income:
       Net income                                                                                            332,697       332,697
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                                                       69,573                       69,573
                                                                                                                        ----------
       Total comprehensive income                                                                                          402,270
                                                                                                                        ----------
    Stock issued for acquisitions                                 7,175        171,781                                     142,382
    Cash dividends declared ($0.76 per share)                                                               (189,191)     (189,191)
    Stock options exercised                                         115          3,751                                         356
    10% stock dividend                                           (1,182)                                    (241,662)         (179)
    Treasury shares purchased                                    (8,188)      (168,395)                                   (168,395)
    Treasury shares sold to employee benefit plans                   30            699                                         699
----------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2000                                    (11,964)      (266,700)      (118,613)       250,820     2,416,025
----------------------------------------------------------------------------------------------------------------------------------

    Comprehensive Income:
       Net income                                                                                            145,369       145,369
       Cumulative effect of change in accounting
             principle for derivatives                                                         (9,113)                      (9,113)
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                                                       53,989                       53,989
       Unrealized gains on derivative instruments
            used in cash flow hedging relationships                                             5,132                        5,132
                                                                                                                        ----------
            Total comprehensive income                                                                                     195,377
                                                                                                                        ----------
    Cash dividends declared ($0.72 per share)                                                               (180,798)     (180,798)
    Stock options exercised                                         264          4,378                                       1,457
    Treasury shares sold to employee benefit plans                   71          1,205                                       1,205
----------------------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2001                                    (11,629)      (261,117)       (68,605)       215,391     2,433,266
----------------------------------------------------------------------------------------------------------------------------------

    COMPREHENSIVE INCOME:
    NET INCOME                                                                                               333,064       333,064
    UNREALIZED NET HOLDING GAINS ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME                                                             27,387                       27,387
    UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS                                                  9,620                        9,620
    MINIMUM PENSION LIABILITY                                                                    (195)                        (195)
                                                                                                                        ----------
      TOTAL COMPREHENSIVE INCOME                                                                                           369,876
                                                                                                                        ----------
    STOCK ISSUED FOR ACQUISITIONS                                 1,038         19,989                                      19,151
    CASH DIVIDENDS DECLARED ($0.64 PER SHARE)                                                               (154,794)     (154,794)
    STOCK OPTIONS EXERCISED                                         373          6,757                                       3,212
    TREASURY SHARES PURCHASED                                   (19,161)      (370,012)                                   (370,012)
    OTHER                                                          (565)        (8,284)                                    (10,204)
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE -- DECEMBER 31, 2002                                   (29,944)    $ (612,667)    $  (31,793)    $  393,661    $2,290,495
==================================================================================================================================




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           TWELVE MONTHS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                          2002                2001               2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (RESTATED)          (RESTATED)         (RESTATED)
OPERATING ACTIVITIES
      Net Income                                                               $   333,064         $   145,369         $   332,697
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Provision for loan and lease losses                                194,426             257,326              61,464
                Depreciation on operating lease assets                             435,822             468,739             417,707
                Other depreciation and amortization                                 58,132             101,233             110,908
                Deferred income tax expense                                        101,524             100,176             239,624
                Decrease (increase) in trading account securities                   13,151              (8,669)              3,252
                Decrease (increase) in mortgages held for sale                     101,007            (474,282)            (13,381)
                Gains on sales of securities available for sale                     (4,902)               (723)            (37,101)
                Gains on sales/securitizations of loans                            (11,031)             (9,464)             (4,853)
                Gain on sale of Florida banking and insurance operations          (175,344)               --                  --
                Merchant Services gain                                             (24,550)               --                  --
                Restructuring and special charges                                   56,184              79,957                --
                Other, net                                                         (37,520)           (148,211)            (87,793)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,039,963             511,451           1,022,524
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      (Increase) decrease in interest bearing deposits in banks                    (16,095)            (16,235)              1,588
      Proceeds from:
          Maturities and calls of investment securities                              4,771               4,009               2,408
          Maturities and calls of securities available for sale                  1,031,935           1,021,766             415,571
          Sales of securities available for sale                                   855,309           1,410,304           1,758,473
      Purchases of securities available for sale                                (1,959,137)         (1,056,840)           (239,084)
      Proceeds from sales/securitizations of loans                                 465,699             514,897           1,556,093
      Net loan and lease originations, excluding sales                          (3,891,866)         (1,609,343)         (1,877,154)
      Net decrease (increase) in operating lease assets                            384,165            (550,715)           (799,937)
      Proceeds from sale of premises and equipment                                  19,390               3,714               3,504
      Purchases of premises and equipment                                          (57,761)            (63,177)            (65,160)
      Proceeds from sales of other real estate                                      13,112              15,733              13,766
      Net cash (paid) received in purchase acquisitions                             (8,305)               --                12,004
      Proceeds from restructuring of Merchant Services                              27,000                --                  --
      Net cash paid related to sale of Florida banking
         and insurance operations                                               (1,277,767)               --                  --
----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                            (4,409,550)           (325,887)            782,072
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Increase (decrease) in total deposits                                      2,073,891             423,157            (443,921)
      Increase (decrease) in short-term borrowings                                 537,770             (31,833)           (144,230)
      Proceeds from issuance of medium-term notes                                1,025,000             665,000             580,000
      Payment of medium-term notes                                                (782,150)         (1,330,000)         (1,367,000)
      Proceeds from Federal Home Loan Bank advances                              1,000,000                --                  --
      Maturity of Federal Home Loan Bank advances                                   (4,000)             (8,000)               --
      Proceeds from issuance of long-term debt                                        --                50,000             150,000
      Maturity of long-term debt                                                  (150,000)               --                  --
      Dividends paid on common stock                                              (167,002)           (190,792)           (185,103)
      Repurchases of common stock                                                 (370,012)               --              (168,395)
      Net proceeds from issuance of common stock                                     3,212               2,662               1,055
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                             3,166,709            (419,806)         (1,577,594)
----------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                               (202,878)           (234,242)            227,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,221,641           1,455,883           1,228,881
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 1,018,763         $ 1,221,641         $ 1,455,883
==================================================================================================================================

SUPPLEMENTAL DISCLOSURES
      Income taxes paid                                                        $    70,463         $       175         $     1,210
      Interest paid                                                                560,731             986,108           1,175,613
      Non-cash activities:
         Mortgage loans securitized                                                386,385                --               780,998
         Stock issued for purchase acquisitions                                     19,151                --               142,382


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Restated)

-----------

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Huntington Bancshares Incorporated (Huntington) is a multi-state diversified financial services company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. Huntington's banking offices are located in Ohio, Michigan, Indiana, Kentucky, and West Virginia. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Huntington also has a foreign office in the Cayman Islands and a foreign office in Hong Kong. Huntington (the parent company) is a financial holding company and a bank holding company.

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the parent company, and its majority-owned subsidiaries and are presented in conformity with accounting principles generally accepted in the United States (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation. Other subsidiaries and affiliates are accounted for by the equity method where there is control and Huntington owns 50% or greater ownership interest. The cost method is generally used where there is no control and Huntington owns less than a 50% ownership interest. These assets that are accounted for by either the equity or cost method are included in other assets in Huntington's statement of financial condition.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current year's presentation.

SECURITIES: Securities purchased with the intention of recognizing short-term profits are classified as trading account securities and reported at fair value. The unrealized gains or losses on trading securities are recorded in other non-interest income. Debt securities that Huntington has both the positive intent and ability to hold to maturity are classified as investment securities and are reported at amortized cost. Securities not classified as trading or investments are designated available for sale and reported at fair value. Unrealized gains or losses on securities available for sale are reported as a separate component of accumulated other comprehensive income in shareholders' equity. Declines in the value of debt and marketable equity securities that are considered other than temporary are recorded in non-interest income as a loss on securities available for sale.

Nonmarketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock. These securities are generally accounted for at cost and are included in securities available for sale.

The amortized cost of specific securities sold is used to compute realized gains and losses. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income.

LOANS AND LEASES: Loans and direct financing leases are reported net of unearned income at the principal amounts outstanding. Interest income is accrued as earned based on unpaid principal balances. Huntington defers and amortizes referral payments that it makes to automotive dealers on a straight-line basis over the life of the loan or lease as a yield adjustment. Huntington records the fees it receives from loan and lease origination activities, as well as the costs of those activities, in the period in which the fees are received and the costs are incurred. The fees received from loan and lease origination activities are recognized as interest income and the costs are included in various categories of non-interest expense. Annually, Huntington compares the net loan and lease origination fees and costs recognized using this method to the net loan and lease origination fees and costs that would have been recognized had such fees and costs been deferred and amortized over the lives of the respective loans and leases on the interest method. For the three years ended December 31, 2002, the difference in the fees received and costs incurred versus those that would have been recognized under a deferral method was immaterial.

Automobile loans and leases include loans secured by automobiles and leases of automobiles that qualify for the direct financing method of accounting. Leases qualify for the direct financing accounting method if the present values of the lease payments and the guaranteed residual value are at least 90% of the cost of the vehicle. Huntington records the residual values of its leases based on estimated future market values of the automobiles as published in the Black Book. Beginning in October 2000, Huntington purchased residual value insurance for its entire lease portfolio to mitigate the risk of declines in residual values. The insurance provides first dollar loss coverage on the portfolio of existing automobile leases at October 1, 2000 and has a cap on insured losses of $120 million. Insured losses on new lease originations from October 2000 through April 2002 have a cap of $50 million. There is no cap for insured losses with the policy covering new automobile lease originations from May 2002 through April 2005 (the "New Policy"). The New Policy is subject to renewal in April 2005. Leases covered by the New Policy, as amended, are qualified for the direct financing method of accounting. Leases covered by the earlier policies are accounted for using the operating method of accounting and are recorded as operating lease assets in Huntington's balance sheet.

Residual value losses arise if the market value at the end of the lease term is less than the residual value embedded in the original lease contract. Huntington's insurance covers the difference between the recorded residual value and the fair value of the automobile at the end of the lease term as evidenced by Black Book valuations. This insurance, however, does not cover residual losses below Black Book value, which may arise when the automobile has excess wear and tear and/or excess mileage, not reimbursed by the lessee.

Commercial loans and commercial loans secured by real estate are generally placed on non-accrual status and stop accruing interest when principal or interest payments are 90 days or more past due or the borrower's creditworthiness is in doubt. A loan may remain in accruing status when it is sufficiently collateralized, which means the collateral covers the full repayment of principal and interest, and is in the process of active collection.

Commercial and commercial real estate loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards (Statement) No. 114, Accounting by Creditors for Impairment of a Loan. This Statement requires an allowance to be established as a component of the allowance for loan and lease losses when it is probable that all amounts due pursuant to the contractual terms of the loan or lease will not be collected and the recorded investment in the loan or lease exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan's or lease's effective interest rate, the observable market price of the loan or lease, or the fair value of the collateral if the loan or lease is collateral dependent. All loans and leases considered impaired are included in non-performing assets.

Consumer loans and leases, excluding residential mortgage loans, are subject to mandatory charge-off at a specified delinquency date and are not classified as non-performing prior to being charged off. These loans and leases are generally charged off in full no later than when the loan or lease becomes 120 days past due. Residential mortgage loans are placed on non-accrual status when principal payments are 180 days past due or interest payments are 210 days past due. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the collateral. The fair value of the collateral is then recorded as real estate owned and is reflected in other assets in the consolidated statement of financial condition.

Huntington uses the cost recovery method in accounting for cash received on non-performing loans and leases. Under this method, cash receipts are applied entirely against principal until the loan or lease has been collected in full, after which time any additional cash receipts are recognized as interest income. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan or lease is returned to accrual status. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.

SECURITIZED LOANS: Securitized loans are accounted for in accordance with Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was fully adopted by Huntington in 2001. Asset securitization involves the sale of a pool of loan receivables, generally to a trust, in exchange for funding collaterized by these loans. The trust then sells undivided interests in the trust to investors, while Huntington retains the remaining undivided interests, referred to as retained interest. While the loans are removed from the balance sheet at the time of sale, this retained interest is recorded as an asset based on its estimated fair value. An asset is also established for the servicing of the loans sold, which is retained at the time of sale, based on the fair value of the servicing rights. Gains and losses on the loans sold, retained interest, and servicing rights associated with loan securitizations are determined when the related loans are sold to the trust. Fair values of the retained interests and servicing rights are based on the present value of expected future cash flows from the underlying loans, net of interest payments to security holders. The present value of expected future cash flows is determined using assumptions for market interest rates, loan losses, servicing costs, and prepayment rates. Management also uses these assumptions to periodically assess the retained interests and servicing rights for impairment. The retained interest is included in securities available for sale and the servicing rights are recorded in other assets in the consolidated balance sheets.

ALLOWANCE FOR LOAN AND LEASE LOSSES: The allowance for loan and lease losses reflects management's judgment as to the level considered appropriate to absorb inherent credit losses in the loan and lease portfolio. This judgment is based on the size and current risk characteristics of the portfolio, a review of individual loans and leases, historical and anticipated loss experience, and a review of individual relationships where applicable. External influences such as general economic conditions, economic conditions in the relevant geographic areas and specific industries, regulatory guidelines, and other factors are also assessed in determining the level of the allowance.

The allowance is determined subjectively, requiring significant estimates, including the timing and amounts of expected future cash flows on impaired loans and leases, consideration of current economic conditions and historical loss experience pertaining to pools of homogeneous loans and leases, all of which may be susceptible to change. The allowance is increased through a provision that is charged to earnings, based on management's periodic evaluation of the factors previously mentioned and is reduced by charge-offs, net of recoveries, and the allowance associated with securitized or sold loans.

The allowance consists of an allocated portion and a small, unallocated portion. The components of the allowance represent estimates developed pursuant to Statement No. 5, Accounting for Contingencies, and Statement No. 114. The allocated portion of the allowance reflects expected losses resulting from quantitative analyses developed through historical loss experience and specific credit allocations at the individual loan and lease level for commercial loans and commercial real estate loans. The specific credit allocations are based on a continuous analysis of all loans and leases by internal credit rating. The historical loss element is determined using a loss migration analysis that examines both the probability of default and the loss in the event of default by loan and lease category and internal credit rating. The loss migration analysis is performed periodically and loss factors are updated regularly based on actual experience. The portion of the allowance allocated to homogeneous consumer loans and leases is also determined by applying specific probability of default and loss in the event of default factors to various segments of the loan and lease portfolio. Management's determination of the amounts necessary for concentrations and changes in portfolio mix are also included in the allocated component of the allowance. The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic conditions in the individual markets in which Huntington operates. This determination inherently involves a higher degree of subjectivity and considers current risk factors that may not have yet manifested themselves in Huntington's historical loss factors used to determine the allocated portion of the allowance.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: Under the purchase method of accounting, the net assets of entities acquired by Huntington were recorded at their estimated fair value at the date of acquisition. The excess of cost over the fair value of net assets acquired is recorded as goodwill. Prior to 2002, goodwill was amortized over periods generally up to 25 years. Effective January 1, 2002, in accordance with Statement No. 142, goodwill is no longer amortized but is reviewed by management, along with other intangible assets arising from business combinations, for impairment quarterly or whenever a significant event occurs that adversely affects operations or when changes in circumstances indicate that the carrying value may not be recoverable. Other intangible assets are amortized over their estimated useful lives.

MORTGAGE BANKING ACTIVITIES: Loans held for sale are primarily composed of performing 1-to-4-family residential mortgage loans originated for resale and are carried at the lower of cost (net of purchase discounts or premiums and effects of hedge accounting) or fair value as determined on an aggregate basis. Fair value is determined using available secondary market prices for loans with similar coupons, maturities, and credit quality.

Huntington recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheets, only when purchased or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. The carrying value of loans sold or securitized is allocated between loans and servicing rights based on the relative fair values of each. Purchased mortgage servicing rights are initially recorded at cost. All servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Servicing rights are evaluated for impairment quarterly based on the fair value of those rights, using a disaggregated approach. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the period of and in proportion to the estimated future net servicing revenue. Amortization is recorded as a reduction of servicing income, which is reflected in non-interest income in Huntington's income statement. As of December 31, 2002 and 2001, mortgage servicing assets, net of valuation reserves, were $29.3 million and $35.3 million, respectively. At December 31, 2002 and 2001, valuation reserves representing the adjustment to fair value were $21.1 million and $7.0 million, respectively. Impairment charges, which are reflected in mortgage banking income, were $14.1 million in 2002, $6.3 million in 2001, and $0.7 million in 2000.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Buildings and building improvements are depreciated over an average of 30 to 40 years and 10 to 20 years, respectively. Land improvements and furniture and fixtures are depreciated over 10 years while equipment is depreciated over a range of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset life or term of the related leases. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life.

OPERATING LEASE ASSETS: Operating lease assets consist of automobiles leased to customers, which are reported at cost, including net deferred origination costs, less accumulated depreciation. Net deferred origination costs include the referral payments Huntington makes to automobile dealers, which are deferred and amortized on a straight-line basis over the life of the lease.

Lease payments are recorded as rental income, a component of Operating lease income in the Non-interest income section of the Consolidated Income Statements. Huntington records the fees it receives from the origination of operating leases, and the costs of its origination efforts, in the period in which the fees are received and the costs are incurred. Origination fees are recorded as Operating lease income. Depreciation expense is recorded on a straight-line basis over the term of the lease from the cost of the automobile at the inception of the lease to the estimated residual value at the end of the lease term. Depreciation expense is included in Operating lease expense in the Non-interest expense section of the Consolidated Income Statement. Depreciation expense is adjusted prospectively at any time during the lease term when the estimated market value of the automobile at the end of the lease term changes. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the automobile.

Credit losses occur when a lease is terminated early because the lessee cannot make the required lease payments. These credit-generated terminations result in Huntington taking possession of the automobile earlier than expected. When this occurs, the market value of the automobile may be less than Huntington's book value, resulting in a loss upon sale or write down to market value while the vehicle is in inventory pending sale. Rental income payments accrued, but not received, are written off when they reach 120 days past due and at that time the asset is evaluated for impairment.

DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments, primarily interest rate swaps, are accounted for in accordance with Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires every derivative instrument to be recorded in the consolidated statement of condition as either an asset or liability measured at its fair value and Huntington to formally document, designate, and assess the effectiveness of transactions for which hedge accounting is applied. Depending on the nature of the hedge and the extent to which it is effective, the changes in fair value of the derivative recorded through earnings will either be offset against the change in the fair value of the hedged item in earnings or recorded in comprehensive income and subsequently recognized in earnings in the period the hedged item affects earnings. The portion of a hedge that is ineffective and all changes in the fair value of derivatives not designated as hedges, referred to as trading instruments, are recognized immediately in earnings. Trading instruments are carried at fair value with changes in fair value included in other Non-interest income. Trading instruments are executed primarily with Huntington's customers to fulfill their needs. Derivative instruments used for trading purposes include interest rate swaps, including callable swaps, interest rate caps and floors, and interest rate and foreign exchange futures, forwards and options.

Upon adoption in 2001 of Statement No. 133, as amended, Huntington designated its portfolio of derivative financial instruments used for risk management purposes into fair value or cash flow hedges. Derivatives used to hedge changes in fair value of assets and liabilities due to changes in interest rates or other factors were designated as fair value hedges and those used to hedge changes in forecasted cash flows, due generally to interest rate risk, were designated as cash flow hedges. The after-tax transition adjustment of adopting Statement No. 133, as amended, was immaterial to net income and reduced other comprehensive income (OCI) $9.1 million in 2001.

INCOME TAXES: Income taxes are accounted for under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates.

TREASURY STOCK: Acquisitions of treasury stock are recorded at cost. Reissuance of shares in treasury for acquisitions, stock option exercises, or for other corporate purposes, is recorded at their weighted-average cost.

STOCK-BASED COMPENSATION: Huntington's stock-based compensation plans are accounted for based on the intrinsic value method promulgated by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. See Note 20 regarding pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123, Accounting for Stock-Based Compensation, in measuring compensation costs for stock options.

Huntington expects to adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Huntington is currently evaluating which of the three methods under transitional guidance it will adopt in 2003. See Note 2 for more information regarding this new standard.

SEGMENT RESULTS: Accounting policies for the lines of business are the same as those used in the preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Changes are made in these methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's management reporting system, as appropriate. Prior periods are not restated for these changes.

STATEMENT OF CASH FLOWS: Cash and cash equivalents are defined as "Cash and due from banks" and "Federal funds sold and securities purchased under resale agreements."

2. NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds Statement No. 44, Accounting for Intangible Assets of Motor Carriers. Statement No. 145 amends Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In addition, Statement No. 145 requires lease modifications to be accounted for in the same manner as sale-leaseback transactions. The provisions of this Statement were effective for financial statements issued on or after May 15, 2002.

In September 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized using fair value when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued Statement No. 147, Acquisition of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions. Statement No. 147 requires the excess of the fair value of liabilities assumed over the fair value of the tangible and identifiable assets acquired in a business combination to be recognized as an unidentifiable intangible asset in accordance with Statement No. 141 and No. 142. In addition, any long-term customer-relationship intangible assets, such as depositor-relationship, borrower-relationship, and credit cardholder intangible assets, will be required to be tested for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended. The provisions of Statement No. 147 became effective October 1, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will change current practice in the accounting for, and disclosure of, guarantees, which for Huntington apply generally to its standby letters of credit. The Interpretation requires certain guarantees to be recorded at fair value, which differs from the current practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from current practice. The recognition requirements of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.

The adoption of Statements No. 145, No. 146, and No. 147 and Interpretation No. 45 are not expected to have a material impact on Huntington's results of operations or financial condition.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25, which is the method currently used by Huntington.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This Interpretation may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Huntington is reviewing the implications of Interpretation No. 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at December 31, 2002, included $1,020 million of indirect automobile loans, $100 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in the securitization trust and its servicing asset related to the loans in the trust, with carrying values at the end of 2002 of $152 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

3. RESTATEMENT OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Huntington restated its financial results to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting. The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards (Statement) No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect it from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect Huntington from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of December 31, 2002, $893 million of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

The results of the restatement are reflected in the consolidated financial statements, these notes to the consolidated financial statements, and management's discussion and analysis for all current and prior periods reported in this Form 10-K/A. The following tables reflect the previously reported amounts and the restated results by financial statement line in Huntington's balance sheets at December 31, 2002 and December 31, 2001, and income statements for the years and all quarters in 2002 and 2001, and for the year 2000:

-----------------------------------------------------------------------------------------------------------------------
                                                   DECEMBER 31, 2002                      DECEMBER 31, 2001
                                           ------------------------------        ------------------------------
                                            PREVIOUSLY                            PREVIOUSLY
(in thousands of dollars)                    REPORTED           RESTATED           REPORTED           RESTATED
-----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Total loans and leases                     $20,955,925        $18,645,189        $21,601,873        $18,500,800
Allowance for loan and lease losses            368,395            336,648            410,572            369,332
Net loans and leases                        20,587,530         18,308,541         21,191,301         18,131,468
Operating lease assets                            --            2,252,445               --            3,072,432
Accrued income and other assets                532,690            537,775            536,390            554,978
Total Assets                                27,578,710         27,557,251         28,500,159         28,531,346
Accrued expenses and other
   liabilities                               1,070,991          1,062,868            887,487            901,848
Total liabilities                           25,274,879         25,266,756         26,083,719         26,098,080
Retained earnings                              232,509            219,173             24,077             40,903
Total shareholders' equity                   2,303,831          2,290,495          2,416,440          2,433,266
Total Liabilities and
   Shareholders' Equity                    $27,578,710        $27,557,251        $28,500,159        $28,531,346

-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------------------------------------
                                              2002                            2001                             2000
                                  -----------------------------   ------------------------------    -------------------------------
INCOME STATEMENT:                  PREVIOUSLY                      PREVIOUSLY                         PREVIOUSLY
(in thousands of dollars)           REPORTED       RESTATED         REPORTED         RESTATED          REPORTED         RESTATED
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income             $   983,802      $   791,151      $   996,182       $   746,866       $   942,432      $   706,049
Provision for loan and
   lease losses                     227,340          194,426          308,793           257,326            90,479           61,464
Net interest income after
   provision for loan and
   lease losses                     756,462          596,725          687,389           489,540           851,953          644,585
Operating lease income                 --            641,785             --             699,857              --            635,243
Other non-interest income            61,718           69,904           59,767            59,767            58,795           58,795
Total non-interest income           684,811        1,334,782          509,480         1,209,337           493,559        1,128,802
Operating lease expense                --            518,970             --             558,626              --            494,800
Restructuring charges                56,184           56,184           99,957            79,957            50,000             --
Other non-interest expense           56,127           73,797           65,313            79,696            46,059           22,596
Total non-interest expense          852,048        1,388,688        1,023,587         1,576,596           885,617        1,306,954
Income before income taxes          589,225          542,819          173,282           122,281           459,895          466,433
Income taxes                        226,000          209,755           (5,239)          (23,088)          131,449          133,736
Net income                      $   363,225      $   333,064      $   178,521       $   145,369       $   328,446      $   332,697

Earnings per share:
   Basic                        $      1.50      $      1.37      $      0.71       $      0.58       $      1.32      $      1.34
   Diluted                      $      1.49      $      1.36      $      0.71       $      0.58       $      1.32      $      1.33

OTHER INFORMATION:
Net charge-offs                 $   239,319      $   196,912      $   189,447       $   146,269       $    83,089      $    61,647

-----------------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED (UNAUDITED)
                                        -------------------------------------------------------------------------------------------
                                                 DECEMBER 31, 2002              SEPTEMBER 30, 2002               JUNE 30, 2002
                                        ------------------------------   ----------------------------  ----------------------------
INCOME STATEMENT:                         PREVIOUSLY                       PREVIOUSLY                     PREVIOUSLY
(in thousands of dollars)                  REPORTED         RESTATED        REPORTED        RESTATED       REPORTED        RESTATED
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                        $249,702        $210,255        $249,416        $205,484        $241,859        $190,981
Provision for loan and lease
   losses                                    57,418          51,236          60,249          54,304          53,892          49,876
Net interest income after provision
   for loan and lease losses                192,284         159,019         189,167         151,180         187,967         141,105
Operating lease income                         --           143,465            --           154,367            --           168,047
Other non-interest income                    17,025          19,130          18,723          21,044          15,039          17,033
Total non-interest income                   126,021         271,591         139,382         296,070         117,980         288,021
Operating lease expense                        --           120,747            --           125,743            --           131,695
Other non-interest expense                   14,182          22,269          13,576          16,563          13,858          18,135
Total non-interest expense                  202,695         331,529         193,723         322,453         192,060         328,032
Income before income taxes                  115,610          99,081         134,826         124,797         113,887         101,094
Income taxes                                 30,475          24,687          36,703          33,193          31,647          27,169
Net income                                 $ 85,135        $ 74,394        $ 98,123        $ 91,604        $ 82,240        $ 73,925

Earnings per share:
   Basic                                   $   0.36        $   0.32        $   0.41        $   0.38        $   0.33        $   0.30
   Diluted                                 $   0.36        $   0.32        $   0.41        $   0.38        $   0.33        $   0.30

OTHER INFORMATION:
Net charge-offs                            $ 94,938        $ 83,158        $ 43,700        $ 33,785        $ 44,900        $ 36,997

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED (UNAUDITED)
                                     ----------------------------------------------------------------------------------------------
                                              MARCH 31, 2002                     DECEMBER 31, 2001             SEPTEMBER 30, 2001
                                     --------------------------------   -------------------------------    ------------------------
INCOME STATEMENT:                      PREVIOUSLY                       PREVIOUSLY                      PREVIOUSLY
(in thousands of dollars)               REPORTED         RESTATED        REPORTED       RESTATED         REPORTED       RESTATED
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                      $ 242,825      $ 184,431      $ 255,238       $ 196,294       $ 249,787      $ 186,866
Provision for loan and lease
   losses                                   55,781         39,010        108,275         101,075          49,559         34,053
Net interest income after provision
   for loan and lease losses               187,044        145,421        146,963          95,219         200,228        152,813
Operating lease income                        --          175,906           --           180,382            --          183,642
Other non-interest income                   10,931         12,697         16,088          16,088          15,755         15,755
Total non-interest income                  301,428        479,100        133,097         313,479         130,456        314,098
Operating lease expense                       --          140,785           --           140,575            --          138,538
Other non-interest expense                  14,511         16,830         14,017          15,580          14,605         25,145
Total non-interest expense                 263,570        406,674        242,497         384,635         279,707        428,785
Income before income taxes                 224,902        217,847         37,563          24,063          50,977         38,126
Income taxes                               127,175        124,706        (28,086)        (32,810)          8,348          3,850
Net income                               $  97,727      $  93,141      $  65,649       $  56,873       $  42,629      $  34,276

Earnings per share:
   Basic                                 $    0.39      $    0.37      $    0.26       $    0.23       $    0.17      $    0.14
   Diluted                               $    0.39      $    0.37      $    0.26       $    0.23       $    0.17      $    0.14

OTHER INFORMATION:
Net charge-offs                          $  55,781      $  42,972      $  56,146       $  47,711       $  39,743      $  29,348

-----------------------------------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS ENDED (UNAUDITED)
                                                                     --------------------------------------------------------------
                                                                               JUNE 30, 2001                      MARCH 31, 2001
                                                                     --------------------------------   ---------------------------
INCOME STATEMENT:                                                      PREVIOUSLY                         PREVIOUSLY
(in thousands of dollars)                                               REPORTED         RESTATED          REPORTED        RESTATED
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                   $ 248,033         $ 185,080         $ 243,124       $ 178,626
Provision for loan and lease losses                                     117,495            99,444            33,464          22,754
Net interest income after
   provision for loan and lease losses                                  130,538            85,636           209,660         155,872
Operating lease income                                                     --             176,418              --           159,415
Other non-interest income                                                14,956            14,956            12,968          12,968
Total non-interest income                                               128,203           304,621           117,724         277,139
Operating lease expense                                                    --             158,437              --           121,076
Other non-interest expense                                               16,457             6,384            20,234          32,587
Total non-interest expense                                              267,293           395,657           234,090         367,519
Income before income taxes                                               (8,552)           (5,400)           93,294          65,492
Income taxes                                                            (10,929)           (9,825)           25,428          15,697
Net income                                                            $   2,377         $   4,425         $  67,866       $  49,795

Earnings per share:
   Basic                                                              $    0.01         $    0.02         $    0.27       $    0.20
   Diluted                                                            $    0.01         $    0.02         $    0.27       $    0.20

OTHER INFORMATION:
Net charge-offs                                                       $  65,465         $  47,930         $  28,093       $  21,280


4. RESTRUCTURING

In July 2001, Huntington announced a strategic refocusing plan (the Plan). The Plan included the sale of Huntington's Florida banking and insurance operations, the consolidation of numerous non-Florida branch offices, and credit-related and other actions to strengthen Huntington's balance sheet and financial performance, including the use of excess regulatory capital generated by the sale to initiate a share repurchase program. In 2002, pre-tax restructuring charges associated with the Plan totaled $56.2 million ($36.5 million after-tax, or $0.15 per share) and are reflected in non-interest expense in the accompanying audited consolidated financial statements.

These charges included expenses of $32.7 million related to the sale of the Florida operations, $8.0 million for asset impairment, $4.3 million for the exit of certain e-commerce activities, $1.8 million related to vacating facilities, and $9.4 million for other costs. Combined with the amounts recorded in 2001, these pre-tax charges totaled $206.6 million ($134.3 million after-tax, or $0.54 per share) and consisted of $65.2 million related to credit quality, $25.3 million for asset impairment, $34.7 million for the costs related to sell the Florida operations, $20.1 million for the exit or curtailment of certain e-commerce activities, $15.6 million related to owned or leased facilities that Huntington vacated, and $45.7 million related to reduction of ATMs, employee severance, legal, accounting, and consulting fees, and other operational costs.

Huntington has a remaining reserve for restructuring of $14.4 million at December 31, 2002. Huntington expects that this remaining reserve will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities contemplated by the Plan.

In August 2002, Huntington restructured its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation, a subsidiary of First Data Corp. Under the agreement, Huntington extended its long-term merchant services relationship with First Data. In addition, as part of the transaction, First Data obtained all of Huntington's Florida-related merchant business and increased its equity interest in HMS. This transaction resulted in a $24.5 million pre-tax gain ($16.0 million after tax, or $.07 per share) in 2002 while Huntington retained a nominal equity ownership in the business.

5. SALE OF FLORIDA OPERATIONS

On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other tangible assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $175.3 million and was reflected in non-interest income. The after-tax gain was $56.7 million, or $0.23 per common share. Income taxes related to this transaction were $118.6 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

On July 2, 2002, Huntington also completed the sale of its Florida insurance operations, the J. Rolfe Davis Insurance Agency, Inc. (JRD). Pro forma financial information reflecting the effect of the sales is presented and described below.

The unaudited pro forma consolidated income statement is presented for the year ended December 31, 2001, giving effect to the sale as if it had occurred on January 1, 2001, and does not include the gain realized on the sale of Huntington's Florida banking and insurance operations. This pro forma consolidated financial statement is not indicative of the results of operations that would have actually occurred had the transaction been consummated during 2001 or as the date indicated. This pro forma financial information is also not intended to be an indication of the results of operations that may be attained in the future. This pro forma consolidated financial statement should be read in conjunction with Huntington's historical financial statements.

The income statement column entitled Florida Operations includes all identifiable direct revenue and expenses for the Florida operations for the year ended December 31, 2001, and any indirect revenue and expenses that management expected to cease with the sale. In addition, net interest income in that column includes a funding credit of $68.5 million related to $1.9 billion of funding that Florida provided to Huntington. That funding credit was based on the average one-year LIBOR rate for 2001 of 3.64%. The income statement column entitled Related Transactions reflects $26.4 million interest that was expected to be earned on both the $711.9 million deposit premium and the $12.2 million proceeds for the sale of JRD over a one-year period at the same LIBOR rate of 3.64%, the $30.2 million of amortization expense on intangibles related to the Florida operations, and the applicable income taxes.

------------------------------------------------------------------------------------------------------------------
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------------------------------------------------------------------------------------
                                                                  Florida            Related           Huntington
(in thousands of dollars)                   Huntington          Operations         Transactions         Pro Forma
------------------------------------------------------------------------------------------------------------------

Net interest income                        $   746,866         $  (108,629)        $    26,356         $   664,593
Provision for loan and lease losses            257,326             (15,121)               --               242,205
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES            489,540             (93,508)             26,356             422,388
------------------------------------------------------------------------------------------------------------------

Non-interest income                          1,209,337             (76,992)               --             1,132,345
Non-interest expense                         1,576,596            (132,707)            (30,180)          1,413,709
------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                     122,281             (37,793)             56,536             141,024
Income taxes                                   (23,088)            (12,507)             17,237             (18,358)
------------------------------------------------------------------------------------------------------------------
NET INCOME                                 $   145,369         $   (25,286)        $    39,299         $   159,382
==================================================================================================================

NET INCOME PER COMMON
SHARE -- DILUTED                           $      0.58         ($     0.10)        $      0.15         $      0.63
==================================================================================================================

OPERATING NET INCOME (1)                   $   243,133         $   (25,286)        $    39,299         $   257,146
==================================================================================================================

OPERATING NET INCOME PER COMMON
SHARE -- DILUTED (1)                       $      0.97         ($     0.10)        $      0.15         $      1.02
==================================================================================================================

(1)  Excludes restructuring charges.

Pro forma net income for 2002 (unaudited), which excluded the after-tax combined loss of the Florida banking operations through February 15, 2002 and the Florida insurance operations through June 30, 2002 of $1.5 million, and any after-tax gains and restructuring charges not related to the sale, was $299.1 million, or $1.23 per share. Excluding the after-tax Merchant Services restructuring gain and the non-Florida related restructuring charges, pro forma net income for 2002 (unaudited), was $298.4 million, or $1.22 per share.

6. EARNINGS PER SHARE

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for stock options. The calculation of basic and diluted earnings per share for each of the three years ended December 31 is as follows:

-------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)               2002               2001             2000
-------------------------------------------------------------------------------------------------
NET INCOME                                           $333,064          $145,369          $332,697
=================================================================================================

Average common shares outstanding                     242,279           251,078           248,709
Dilutive effect of common stock equivalents             1,733               638               861
-------------------------------------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES OUTSTANDING             244,012           251,716           249,570
=================================================================================================

EARNINGS PER SHARE
   Basic                                             $   1.37          $   0.58          $   1.34
   Diluted                                           $   1.36          $   0.58          $   1.33


Average common shares outstanding and the dilutive effect of stock options have been adjusted for the 10% stock dividend paid in 2000. The average market price of Huntington's common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington's common stock for the period.

Approximately 7.7 million, 9.9 million, and 7.6 million stock options were outstanding at the end of 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $22.19 per share, $20.96 per share, and $21.49 per share at the end of the same respective periods.

At December 31, 2002, a total of 521,919 common shares associated with a recent acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met.

7. COMPREHENSIVE INCOME

The components of Huntington's Other Comprehensive Income are the unrealized gains (losses) on securities available for sale, unrealized gains (losses) on derivative instruments used in cash flow hedging relationships, and adjustment for minimum pension liability. The related before and after tax amounts in each of the three years ended December 31 were as follows:

---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                              2002              2001             2000
---------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of change in accounting method for derivatives used in cash flow hedging relationships:
     Unrealized net losses                                                            $    --          $ (14,020)       $    --
     Related tax benefit                                                                   --              4,907             --
---------------------------------------------------------------------------------------------------------------------------------
          Net                                                                              --             (9,113)            --
---------------------------------------------------------------------------------------------------------------------------------

Minimum pension liability:
     Unrealized net loss                                                                   (300)            --               --
     Related tax benefit                                                                    105             --               --
---------------------------------------------------------------------------------------------------------------------------------
          Net                                                                              (195)            --               --
---------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains on securities available for sale arising during the period:
     Unrealized net gains                                                                46,655           84,256          145,011
     Related tax expense                                                                (16,082)         (29,796)         (51,323)
---------------------------------------------------------------------------------------------------------------------------------
          Net                                                                            30,573           54,460           93,688
---------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains on derivatives used in cash flow hedging relationships arising during the period:
     Unrealized net gains                                                                14,799            7,895             --
     Related tax expense                                                                 (5,179)          (2,763)            --
---------------------------------------------------------------------------------------------------------------------------------
          Net                                                                             9,620            5,132             --
---------------------------------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net gains from sales
   of securities available for sale realized during the period:
     Realized net gains                                                                   4,902              723           37,101
     Related tax expense                                                                 (1,716)            (252)         (12,986)
---------------------------------------------------------------------------------------------------------------------------------
          Net                                                                             3,186              471           24,115
---------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME                                                      $  36,812        $  50,008        $  69,573
=================================================================================================================================

Activity in Accumulated Other Comprehensive Income for the most recent three years is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                    UNREALIZED GAINS
                                                             UNREALIZED GAINS    (LOSSES) ON DERIVATIVE
                                              MINIMUM          (LOSSES) ON         INSTRUMENTS USED IN
                                              PENSION           SECURITIES          CASH FLOW HEDGING
(in thousands of dollars)                    LIABILITY       AVAILABLE FOR SALE       RELATIONSHIPS                 TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    $   --             $(94,093)                $   --                   $(94,093)
Period change                                     --               69,573                     --                     69,573
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                        --              (24,520)                    --                    (24,520)
Change in accounting method                       --                 --                     (9,113)                  (9,113)
Current-period change                             --               53,989                    5,132                   59,121
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                        --               29,469                   (3,981)                  25,488
Current-period change                             (195)            27,387                    9,620                   36,812
---------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002                    $   (195)          $ 56,856                 $  5,639                 $ 62,300
===========================================================================================================================


8. SECURITIES

Securities available for sale at December 31 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    UNREALIZED
                                                                          -------------------------------
                                                       AMORTIZED             GROSS              GROSS                  FAIR
(in thousands of dollars)                                COST                GAINS              LOSSES                 VALUE
-----------------------------------------------------------------------------------------------------------------------------
2002
U.S. Treasury                                          $   18,550          $    1,362          $     --            $   19,912
Federal agencies
    Mortgage-backed securities                          1,171,967              35,649                 254           1,207,362
    Other agencies                                      1,365,757              35,197                 544           1,400,410
-----------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal agencies                2,556,274              72,208                 798           2,627,684
Retained interests in securitizations                     146,160              13,818                --               159,978
Other securities                                          613,607               5,600               3,500             615,707
-----------------------------------------------------------------------------------------------------------------------------

TOTAL SECURITIES AVAILABLE FOR SALE                    $3,316,041          $   91,626          $    4,298          $3,403,369
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
2001
U.S. Treasury                                          $   38,928          $      612          $     --            $   39,540
Federal agencies
    Mortgage-backed securities                            828,211              14,351               1,200             841,362
    Other agencies                                      1,410,023              32,521               1,367           1,441,177
-----------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal agencies                2,277,162              47,484               2,567           2,322,079
Retained interests in securitizations                     159,790                --                  --               159,790
Other securities                                          367,052               5,873               5,215             367,710
-----------------------------------------------------------------------------------------------------------------------------

Total Securities Available For Sale                    $2,804,004          $   53,357          $    7,782          $2,849,579
=============================================================================================================================

Other securities available for sale include privately placed collateralized mortgage obligations, Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt and municipal securities, and marketable equity securities.

Contractual maturities of securities available for sale as of December 31 were:

---------------------------------------------------------------------------------------------------------------------
                                                              2002                                   2001
---------------------------------------------------------------------------------------------------------------------
                                                AMORTIZED              FAIR            Amortized              Fair
(in thousands of dollars)                         COST                VALUE               Cost                Value
---------------------------------------------------------------------------------------------------------------------

Under 1 year                                   $   42,056          $   43,149          $   12,011          $   12,085
1 - 5 years                                       868,601             896,651           1,066,383           1,090,164
6 - 10 years                                      414,121             424,287             218,816             222,535
Over 10 years                                   1,802,257           1,835,670           1,242,609           1,259,229
Retained interests in securitizations             146,160             159,978             159,790             159,790
Marketable equity securities                       42,846              43,634             104,395             105,776
---------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE            $3,316,041          $3,403,369          $2,804,004          $2,849,579
=====================================================================================================================


At December 31, 2002, the carrying value of securities pledged to secure public and trust deposits, trading account liabilities, U.S. Treasury demand notes and security repurchase agreements totaled $2.6 billion. There were no securities of a single issuer, which are non-governmental or government-sponsored, that exceeded ten percent of shareholders' equity at December 31, 2002.

Gross gains from sales of securities of $5.4 million, $9.2 million, and $66.5 million, were realized in 2002, 2001, and 2000, respectively. Gross losses totaled $0.5 million in 2002, $8.5 million in 2001, and $29.4 million in 2000.

Investment securities held to maturity at December 31, 2002 and 2001, were comprised of investments in obligations of states and political subdivisions. The amortized cost, unrealized gains and losses, and fair values of investment securities held to maturity at December 31 were:

-------------------------------------------------------------------------------
(in thousands of dollars)                                 2002             2001
-------------------------------------------------------------------------------

Amortized cost                                         $ 7,546          $12,322
Unrealized gross gains                                     192              215
Unrealized gross losses                                     13               38
-------------------------------------------------------------------------------
FAIR VALUE                                             $ 7,725          $12,499
===============================================================================


Contractual maturities of investment securities held to maturity with yields adjusted to reflect fully taxable equivalent basis at December 31 were:


-----------------------------------------------------------------------------------------------------------------------------------
                                                       2002                                             2001
-----------------------------------------------------------------------------------------------------------------------------------
                                     AMORTIZED         FAIR                          Amortized          Fair
(in thousands of dollars)              COST            VALUE              YIELD         Cost            Value              Yield
-----------------------------------------------------------------------------------------------------------------------------------

Under 1 year                         $ 2,775          $ 2,793             7.37%       $ 3,997          $ 4,016             7.54%
1 - 5 years                            3,096            3,209             8.03%         6,369            6,508             7.78%
6 - 10 years                           1,432            1,471             8.49%         1,713            1,726             8.48%
Over 10 years                            243              252             8.18%           243              249             8.18%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES          $ 7,546          $ 7,725             7.88%       $12,322          $12,499             7.81%
===================================================================================================================================

9. LOANS AND LEASES

At December 31, loans and leases were comprised of the following:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                   2002                   2001
------------------------------------------------------------------------------------------------------------------------------

Commercial loans                                                                           $ 5,606,363            $ 6,439,372
Real estate
   Commercial loans                                                                          2,719,146              2,496,690
   Construction loans                                                                        1,010,934              1,321,751
------------------------------------------------------------------------------------------------------------------------------
TOTAL COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS                                            9,336,443             10,257,813
------------------------------------------------------------------------------------------------------------------------------
Consumer
   Automobile loans and leases                                                               3,964,702              2,989,720
   Home equity loans and lines of credit                                                     3,200,169              3,582,028
   Residential mortgage loans                                                                1,748,985              1,127,825
   Other loans                                                                                 394,890                543,414
------------------------------------------------------------------------------------------------------------------------------
TOTAL CONSUMER LOANS                                                                         9,308,746              8,242,987
------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES                                                                     $18,645,189            $18,500,800
==============================================================================================================================


At December 31, 2002, the carrying value of real estate qualifying loans pledged to secure advances from the Federal Home Loan Bank was $2.7 billion. Real estate qualifying loans are comprised of home equity loans and lines of credit and residential mortgage loans secured by first and second liens. At this same date, $1.5 billion of commercial loans have been pledged to secure potential discount window borrowings from the Federal Reserve.

Huntington's loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in commercial loans, and on automobiles, which are included in automobile loans and leases. Net investment in lease financing receivables by category at December 31 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                   2002                   2001
-----------------------------------------------------------------------------------------------------------------------------

Commercial
   Lease payments receivable                                                                 $ 191,034              $ 28,791
   Estimated residual value of leased assets                                                    28,388                 4,480
-----------------------------------------------------------------------------------------------------------------------------
     Gross investment in commercial lease financing receivables                                219,422                33,271
   Unearned income                                                                             (24,678)               (2,859)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCING RECEIVABLES                                 194,744                30,412
=============================================================================================================================

Consumer
   Lease payments receivable                                                                   645,544                86,662
   Estimated residual value of leased assets                                                   362,474                28,091
-----------------------------------------------------------------------------------------------------------------------------
     Gross investment in consumer lease financing receivables                                1,008,018               114,753
   Deferred fees and costs                                                                      18,126                 1,119
   Unearned income                                                                            (133,459)               (9,431)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCING RECEIVABLES                                 $ 892,685             $ 106,441
=============================================================================================================================

RELATED PARTY TRANSACTIONS
Huntington has made loans to its officers, directors, and their associates. These loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                      2002                  2001
------------------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                                   $ 133,844              $ 145,761
     Loans made                                                                                114,694                236,260
     Repayments                                                                               (145,185)              (234,011)
     Changes due to status of executive officers and directors                                  (7,792)               (14,166)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                                          $ 95,561              $ 133,844
==============================================================================================================================

NON-PERFORMING ASSETS AND PAST DUE LOANS
At December 31, 2002 and 2001, the loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                     2002                 2001
----------------------------------------------------------------------------------------------------------------------------

Commercial                                                                                   $ 91,861             $ 159,637
Real Estate
   Construction                                                                                 5,554                13,885
   Commercial                                                                                  21,211                34,475
   Residential                                                                                  9,443                11,836
----------------------------------------------------------------------------------------------------------------------------
TOTAL NON-ACCRUAL LOANS                                                                     $ 128,069             $ 219,833
============================================================================================================================
ACCRUING LOANS PAST DUE 90 DAYS OR MORE                                                      $ 61,526              $ 76,013
============================================================================================================================

The amount of interest that would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $12.6 million for 2002, $10.3 million for 2001, and $6.5 million for 2000. Amounts actually collected and recorded as interest income for these loans totaled $5.1 million, $4.9 million, and $3.9 million for 2002, 2001, and 2000, respectively.

10. LOAN SECURITIZATIONS

During 2002 and 2001, Huntington sold automobile loans in securitization transactions totaling $480.0 million and $439.1 million, respectively. Huntington retained the interest rate risk and the rights to future cash flows arising after the investors in the securitization trusts have received their contractual return. These cash flows arise from cash reserve accounts, loan collateral in excess of the note amounts issued by the securitization trusts, and excess interest collections. Huntington's interests are subordinate to investors' interests. The investors and the securitization trusts have no recourse to Huntington's other assets for failure of debtors to pay when due. At December 31, 2002 and 2001, the fair value of Huntington's retained interest in automobile loan securitizations was $160.0 million and $159.8 million, respectively. Management periodically reviews the assumptions underlying these values. If these assumptions change, the related asset and income would be affected.

Huntington has retained servicing responsibilities and receives annual servicing fees of 1.0% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $1.0 million in 2002, $3.6 million in 2001, and $2.0 million in 2000. The related servicing asset had a value of $12.7 million at the end of 2002 and $17.6 million at the end of 2001. Impairment charges of retained interests were $4.0 million in 2002 and $12.2 million in 2001. Impairment on capitalized servicing was $1.5 million in 2002 and $1.3 million in 2001. No impairment of retained interests or capitalized servicing was recorded in 2000.

Huntington recorded net pre-tax gains of $11.0 million, $6.6 million, and $4.9 million in 2002, 2001, and 2000, respectively, from automobile loan securitizations. Gains or losses from securitizations depend in part on the previous carrying amount of the financial assets involved, which are allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Quoted market prices are generally not available for retained interest in automobile loan securitizations. The key economic assumptions used to measure the fair value of the retained interest at the time of securitization during 2002 are included in the table below. In 2002 and 2001, the interest rate paid to transferees on variable rate securities was estimated based on the forward one-month London Interbank Offered Rate (LIBOR) yield plus the average contractual spread over LIBOR of 34 basis points.

At December 31, 2002, the assumptions and the sensitivity of the current fair value of the retained interest to immediate 10% and 20% adverse changes in those assumptions were:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Decline in fair value
                                                                                                            due to
                                                                                                    ----------------------
                                                                                                       10%         20%
-----------------------------------------------------------------------------------------------      adverse     adverse
(in millions of dollars)                                                              Actual         change      change
--------------------------------------------------------------------------------------------------------------------------

Monthly prepayment rate (ABS curve)                                                      1.45           $ 0.7       $ 1.4
Expected annual credit losses                                                            1.55%            2.3         4.6
Discount rate                                                                           10.00%            1.8         3.6
Interest rate on variable securities - Forward one-month LIBOR
                                          yield plus 34 basis points                                      2.7         5.4

Caution should be used when reading these sensitivities as a change in an individual assumption and its impact on fair value is shown independent of changes in other assumptions. Economic factors are dynamic and may counteract or magnify sensitivities.

Certain cash flows received from and paid to securitization trusts were:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                    TWELVE MONTHS ENDED
                                                                                                         DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------------
(in million of dollars)                                                                             2002            2001
--------------------------------------------------------------------------------------------------------------------------

Collections used by the trusts to purchase new
   balances in revolving securitizations                                                             $ 480          $ 439
Servicing fees received                                                                                 12             14
Other cash flows received on retained interest                                                          81             32
Servicing advances                                                                                     ---             (3)
Repayments of servicing advances                                                                       ---              3


RESIDENTIAL MORTGAGE LOANS
During 2002, Huntington securitized $386.4 million of residential mortgage loans and retained all of the resulting securities and, accordingly, reclassified the securitized amount from loans to securities available for sale.

11. ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the transactions in the allowance for loan and lease losses and details regarding impaired loans and leases follows for the three years ended December 31:

------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                           2002               2001                  2000
------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF YEAR                                       $ 369,332           $ 264,929           $ 273,931
Loan and lease losses                                             (234,352)           (174,540)            (85,825)
Recoveries of previously charged off loans and leases               37,440              28,271              24,178
------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   (196,912)           (146,269)            (61,647)
------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                                194,426             257,326              61,464
Allowance of securitized or sold loans (1)                         (31,462)             (6,654)            (16,719)
Allowance of assets acquired                                         1,264                --                 7,900
------------------------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                             $ 336,648           $ 369,332           $ 264,929
==================================================================================================================

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR (2):
   With related allowance for loan and lease losses              $  91,578           $ 168,753           $  51,693
   With no related allowance for loan and lease losses               2,972               2,557               5,261
------------------------------------------------------------------------------------------------------------------
TOTAL                                                            $  94,550           $ 171,310           $  56,954
==================================================================================================================

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR (2)               $  87,286           $ 111,921           $  33,705
                                                       ===========================================================

ALLOWANCE FOR LOAN AND LEASE LOSS RELATED
   TO IMPAIRED LOANS (2)                                         $  37,984           $  65,125           $  12,944
                                                       ===========================================================

(1) In conjunction with the automobile loan securitizations in 2002, 2001, and 2000, an allowance for loan and lease losses attributable to the associated loans sold was included as a component of the loan's carrying value upon their sale. The allowance associated with the sale of the Florida banking and insurance operations was $22,297.
(2) Includes impaired commercial and commercial real estate loans with outstanding balances greater then $500,000. A loan is impaired when it is probable that Huntington will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are included in non-performing assets. There was no interest recognized in 2002, 2001, and 2000 on impaired loans while they were considered impaired.

12. OPERATING LEASE ASSETS

Huntington purchases vehicles, primarily automobiles, for lease to consumers under operating lease arrangements. These operating lease assets typically require the lessee to make a fixed monthly rental payment over a specified lease term, typically from 24 to 66 months. These vehicles, net of accumulated depreciation are recorded as operating lease assets on the balance sheet. Rental income is earned by Huntington on the operating lease assets and reported as non-interest income. These vehicles are depreciated over the term of the lease to the estimated fair value of the vehicle at the end of the lease. The depreciation of these vehicles is reported as a component of non-interest expense. At the end of the lease, the vehicle is either purchased by the lessee or returned to Huntington. The following is a summary of operating lease assets at December 31:

-------------------------------------------------------------------------------
(in thousands)                                    2002                  2001
-------------------------------------------------------------------------------
Cost of Operating Lease Assets                $ 3,260,897           $ 3,984,836
Accumulated depreciation                       (1,008,452)             (912,404)
-------------------------------------------------------------------------------
Operating Lease Assets, Net                   $ 2,252,445           $ 3,072,432
===============================================================================

The future lease rental payments due from customers on operating lease assets at December 31, 2002, totaled $1,254.9 million and are due as follows: $499.9 million in 2003; $379.1 million in 2004; $241.9 million in 2005; $116.9 million in 2006; and $17.1 million in 2007. Depreciation expense for each of the years ended December 31, 2002, 2001, and 2000 was $435.8 million, $468.7 million, and $417.7 million, respectively.

13. PREMISES AND EQUIPMENT

At December 31, premises and equipment stated at cost were comprised of the following:

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                          2002             2001
-----------------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                                         $ 56,782         $ 78,272
Buildings                                                                                           211,700          271,452
Leasehold improvements                                                                              123,944          132,267
Equipment                                                                                           447,374          496,163
-----------------------------------------------------------------------------------------------------------------------------
Total premises and equipment                                                                        839,800          978,154
Less accumulated depreciation and amortization                                                      498,434          526,118
-----------------------------------------------------------------------------------------------------------------------------
NET PREMISES AND EQUIPMENT                                                                         $341,366        $ 452,036
=============================================================================================================================

Depreciation and amortization charged to expense and rental income credited to occupancy expense for the year ended December 31 were:


----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                         2002             2001            2000
----------------------------------------------------------------------------------------------------------------------------

Total depreciation and amortization of premises and equipment                     $ 46,319         $ 53,805         $49,117
============================================================================================================================

Rental income credited to occupancy expense                                       $ 15,868         $ 17,662         $16,030
============================================================================================================================


14. INTANGIBLE ASSETS

Goodwill and other intangible assets, net of accumulated amortization, and related activity for the years ended December 31, 2002 and 2001, was as follows:

-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                2002                  2001
-------------------------------------------------------------------------------------------------------------------------

BALANCE, BEGINNING OF PERIOD                                                             $ 716,054             $ 755,270
Sale of Florida banking and insurance operations                                          (524,105)                  ---
Additions                                                                                   28,637                 3,903
Impairment                                                                                     ---                (1,894)
Amortization                                                                                (2,019)              (41,225)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                   $ 218,567             $ 716,054
========================================================================================================================


At December 31, goodwill and other intangible assets, net of accumulated amortization, were comprised of:

-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                2002                  2001
-------------------------------------------------------------------------------------------------------------------------

Goodwill                                                                                 $ 211,282             $ 649,179
Core deposit                                                                                   ---                58,776
Leasehold                                                                                    7,285                 8,099
-------------------------------------------------------------------------------------------------------------------------
BALANCE, END OF PERIOD                                                                   $ 218,567             $ 716,054
========================================================================================================================

The additions totaling $28.6 million for 2002 related to the acquisitions of LeaseNet Group, Inc., a $90 million leasing company, and Haberer Registered Investment Advisor, Inc., a Cincinnati-based registered investment advisory firm. During 2002, Huntington completed the sale of its Florida insurance operations, the J. Rolfe Davis Insurance Agency, Inc. (JRD), resulting in a $12.2 million write-off of the remaining associated goodwill. Impairment of $1.9 million in 2001 was related to the exit of an e-commerce business activity and represented its remaining goodwill balance.

Before the sale of Huntington's operations in Florida, a majority of goodwill and other intangible assets related to those operations. A substantial portion of the remaining goodwill is attributable to the previously acquired banking operations reported under the Regional Banking line of business. The application of the non-amortization provisions of Statement No. 142 resulted in an increase in net income per share of $0.05 for 2002. Had no amortization of goodwill, net of tax, been recorded in the prior year, net income and diluted earnings per share for 2001 would have been greater by $33.2 million, or $0.13 per share.

15. DEPOSIT LIABILITIES

Core deposits were comprised of interest bearing and non-interest bearing demand deposits, savings deposits, and other domestic time deposits. Other domestic time deposits are comprised of certificates of deposit under $100,000 and all IRA deposits. Brokered time deposits represent funds that Huntington has obtained by or through a deposit broker. The entire beneficial interest in the deposit may be held by a single depositor or Huntington may participate in a given deposit or instrument which the broker has sold to Huntington and other investors. At December 31, 2002, $787.8 million of brokered deposits were issued in denominations of $100,000 or more and participated by the broker in shares of $100,000 or less. Foreign time deposits were comprised of time certificates of deposit issued by Huntington's foreign offices in denomination of $100,000 or more. Foreign deposits are interest bearing and all mature in one year or less.

At December 31, deposits were comprised of the following:

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                     2002                     2001
-----------------------------------------------------------------------------------------------------------------------------------

Demand deposits
     Non-interest bearing                                                                     $ 3,073,869              $ 3,635,173
     Interest bearing                                                                           5,374,095                5,723,160
Savings deposits                                                                                2,851,158                3,466,305
Other domestic time deposits                                                                    3,956,306                5,868,451
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CORE DEPOSITS                                                                            15,255,428               18,693,089
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                                                        731,959                1,130,563
Brokered time deposits and negotiable CDs                                                       1,092,754                  137,915
Foreign time deposits                                                                             419,185                  225,737
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                                                               $ 17,499,326             $ 20,187,304
===================================================================================================================================

The aggregate amount of certificates of deposit and other time deposits issued by domestic offices was $5.8 billion and $7.1 billion at December 31, 2002 and 2001, respectively. The contractual maturity of these deposits at the end of 2002 was as follows: $2.56 billion in 2003; $1.38 billion in 2004; $463 million in 2005; $386 million in 2006; $402 million in 2007; and $596 million thereafter.

Domestic certificates of deposit and other time deposits of $100,000 or more totaled $1.9 billion at the end of 2002 and $1.1 billion at the end of 2001. The contractual maturity of these deposits at December 31, 2002, was as follows:
$343 million in three months or less; $182 million after three months through six months; $212 million after six months through twelve months; and $1,166 million after twelve months.

Demand deposit overdrafts that have been reclassified as loan balances were $18.2 million and $25.6 million at December 31, 2002 and 2001, respectively.

16. SHORT-TERM BORROWINGS

At December 31, short-term borrowings were comprised of the following:

------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------------------

Federal funds purchased                                                                     $ 1,244,637             $ 423,783
Securities sold under agreements to repurchase                                                1,213,886             1,489,824
Commercial paper                                                                                  5,031                 2,876
Other                                                                                            77,462                39,443
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHORT-TERM BORROWINGS                                                                 $ 2,541,016            $1,955,926
==============================================================================================================================

Information concerning securities sold under agreements to repurchase at December 31 is summarized as follows:

--------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                    2002                   2001
--------------------------------------------------------------------------------------------------------------------------------

Average balance during the year                                                             $ 1,284,406             $ 1,490,209
Average interest rate during the year                                                             1.97%                   3.58%
Maximum month-end balance during the year                                                   $ 1,488,069             $ 1,620,479

Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington.

17. MEDIUM- AND LONG-TERM DEBT

At December 31, Huntington's medium- and long-term debt consisted of the following:

----------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                      2002               2001
----------------------------------------------------------------------------------------------------------
MEDIUM-TERM
   The Huntington National Bank (maturing through 2005)                     $1,905,123          $1,755,002
   Parent company                                                              140,000              40,000
----------------------------------------------------------------------------------------------------------
TOTAL MEDIUM-TERM DEBT                                                      $2,045,123          $1,795,002
==========================================================================================================

LONG-TERM
  Parent company:
     7 7/8% subordinated notes due 2002                                     $     ---           $  149,888

  The Huntington National Bank:
     7 5/8 % subordinated notes due 2003                                       150,572             157,494

     6 3/4% subordinated notes due 2003                                        102,470             104,942

     6 3/5% subordinated notes due 2018                                        220,824             198,153

     Floating rate subordinated notes due 2008                                 100,000             100,000

     8% subordinated notes due 2010                                            164,812             166,853
----------------------------------------------------------------------------------------------------------
       Total subordinated notes                                                738,678             877,330
----------------------------------------------------------------------------------------------------------
  7 7/8% Class C preferred securities of REIT subsidiary                        50,000              50,000
----------------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                        $  788,678          $  927,330
==========================================================================================================
FEDERAL HOME LOAN BANK ADVANCES DUE THROUGH 2007                            $1,013,000          $   17,000
==========================================================================================================


Amounts above are reported net of unamortized discounts and include values related to hedging with derivative financial instruments. Huntington uses these derivative instruments, principally interest rate swaps, to match the funding rates on certain assets by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate and hedging the fair values of certain fixed-rate debt by converting the debt to variable rate. See Note 19 for more information regarding such financial instruments.

The weighted-average interest rate for medium-term notes at December 31, 2002 and 2001, was 1.56% and 2.57%, respectively. The parent company issued $100 million of medium-term notes in 2002 that mature in 2004. The parent company medium-term notes issued in 2001 will mature in the first quarter of 2003.

The weighted-average interest rate for subordinated notes was 6.47% at December 31, 2002 and 6.79% at the end of 2001. The Huntington National Bank's floating rate subordinated notes were issued in 1998 and are based on three-month LIBOR. At December 31, 2002, these notes carried an interest rate of 1.88%. The parent company 7 7/8% subordinated notes matured in 2002.

In 2001, Huntington issued $50 million of noncumulative preferred securities of Huntington Preferred Capital, Inc., a real estate investment trust subsidiary
(REIT), which qualify for regulatory capital. Dividends are payable quarterly at a fixed rate of 7 7/8% and the shares are not redeemable prior to December 31, 2021.

Long-term advances from the Federal Home Loan Bank had weighted average interest rates of 1.62% at December 31, 2002, and 6.02% at December 31, 2001. These advances, which had a combination of fixed and variable interest rates in 2002 and fixed in 2001, were collateralized by qualifying real estate loans and securities.

The terms of Huntington's medium- and long-term debt obligations and its advances from the Federal Home Loan Bank contain various restrictive covenants including limitations on the acquisition of additional debt in excess of specified levels, dividend payments, and the disposition of subsidiaries. As of December 31, 2002, Huntington was in compliance with all such covenants.

Medium and long-term debt maturities for the next five years are as follows:
$843.2 million in 2003; $958.0 million in 2004; $610.0 million in 2005; none in 2006; $900.0 million in 2007; and $535.6 million in 2008 and thereafter.

18. CAPITAL SECURITIES

Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely the junior subordinated debentures of the parent company (Capital Securities) were issued by two business trusts, Huntington Capital I and II (the Trusts). Huntington Capital I was formed in January 1997 while Huntington Capital II was formed in June 1998. The proceeds from the issuance of the Capital Securities and common securities were used to purchase debentures of the parent company. The Trusts hold junior subordinated debentures of the parent company, which are the only assets of the Trusts. Both the debentures and related income statement effects are eliminated in Huntington's consolidated financial statements.

The parent company has entered into contractual arrangements that, taken collectively and in the aggregate, constitute a full and unconditional guarantee by the parent company of the Trusts' obligations under the capital securities issued. The contractual arrangements guarantee payment of (a) accrued and unpaid distributions required to be paid on the Capital Securities; (b) the redemption price with respect to any capital securities called for redemption by Huntington Capital I or II; and (c) payments due upon voluntary or involuntary liquidation, winding-up, or termination of Huntington Capital I or II. The Capital Securities and common securities, and related debentures are summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                   DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                     Interest Rate of        Maturity of
                                                                         Capital      Securities and     Capital Securities
(in thousands of dollars)                                              Securities       Debentures         and Debentures
---------------------------------------------------------------------------------------------------------------------------

Huntington Capital I                                                    $200,000     LIBOR +  .70%(1)        02/01/2027
Huntington Capital II                                                    100,000     LIBOR + .625%(2)        06/15/2028
---------------------------------------------------------------------------------------------------------------------------
TOTAL CAPITAL SECURITIES                                                $300,000
===========================================================================================================================

(1) Variable effective rate at December 31, 2002 and 2001, of 2.46% and 2.97%, respectively.
(2) Variable effective rate at December 31, 2002 and 2001, of 2.04% and 2.50%, respectively.

The debentures held by Huntington Capital I and II qualify as Tier 1 capital under Federal Reserve Bank guidelines.

19. DERIVATIVE FINANCIAL INSTRUMENTS

Huntington uses a variety of derivative financial instruments, principally interest rate swaps, in its asset and liability management activities to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments provide Huntington with flexibility in adjusting its sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin, but with a comparable level of net interest revenue and return on equity. All derivatives are reflected at fair value in Huntington's statements of financial condition.

Market risk, which is the possibility that economic value of net assets or net interest income will be adversely affected by changes in interest rates or other economic factors, is managed through the use of derivatives. Derivatives also meet customers' financing needs but, like other financial instruments, contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions.

ASSET AND LIABILITY MANAGEMENT
Derivatives that are used in asset and liability management are classified as fair value hedges or cash flow hedges and are required to meet specific criteria. To qualify as a hedge, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes identifying the item and risk being hedged, the derivative being used, and how the effectiveness of the hedge is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. Correlation is evaluated on a retrospective and prospective basis using quantitative measures. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge and any excess gains or losses attributable to ineffectiveness, as well as subsequent changes in fair value, are recognized in other income.

For fair value hedges, Huntington effectively converts specified fixed-rate deposits, short-term borrowings, and long-term debt to variable rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract's underlying notional amount. Forward contracts, used primarily by Huntington in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings. Huntington recognized an insignificant loss in 2002 and no gain or loss in 2001 in connection with the ineffective portion of its fair value hedging instruments. Furthermore, there were no gains or losses on derivatives designated as fair value hedges that were excluded from the assessment of effectiveness during 2002 and 2001.

For cash flow hedges, Huntington also entered into interest rate swap contracts that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract's underlying notional amount, which effectively converted a portion of its floating-rate debt to fixed-rate. This reduced the potentially adverse impact of increases in interest rates on future interest expense. In like fashion, Huntington effectively converted certain prime-based and LIBOR-based commercial loans to fixed-rate by entering into contracts that swap variable-rate interest for fixed-rate interest over the life of the contracts.

Huntington also used interest rate swaps to manage the interest rate risk associated with its retained interest in a securitization trust. This retained interest provides Huntington with the right to receive any future cash flows arising after the investors in the securitization trust have received their contractual return. As the trust holds fixed rate indirect automobile loans and is funded with floating rate notes, the future cash flows associated with the retained interest will vary with interest rates. The interest rate swaps used convert the variable portion of these future cash flows to a fixed cash flow.

To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value will not be included in current earnings but are reported as a component of Accumulated Other Comprehensive Income in Shareholders' Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings. During 2002, Huntington recognized a net loss in connection with the ineffective portion of its cash flow hedging instruments and a net gain in 2001. The amounts were classified in other non-interest income and were insignificant in both years. No amounts were excluded from the assessment of effectiveness during 2002 and 2001 for derivatives designated as cash flow hedges.

Derivatives used to manage Huntington's interest rate risk at December 31, 2002, are shown in the table below:

--------------------------------------------------------------------------------------------------------------------------
                                                                                                     Weighted-Average
                                                                        Average                            Rate
                                                        Notional        Maturity       Fair      -------------------------
(in thousands of dollars)                               Value           (years)        Value       Receive         Pay
--------------------------------------------------------------------------------------------------------------------------
Asset conversion swaps
   Receive fixed - generic                               $ 750,000       3.6          $ 48,376        5.12%         1.47%
   Pay fixed - generic                                     750,000       0.9           (12,882)       1.42%         3.65%
--------------------------------------------------------------------------------------------------------------------------
Total asset conversion swaps                             1,500,000       2.3            35,494        3.27%         2.56%
--------------------------------------------------------------------------------------------------------------------------

Liability conversion swaps
   Receive fixed - generic                                 400,000       5.9            24,946        6.97%         1.81%
   Receive fixed - callable                                628,500      11.0            (6,020)       5.59%         1.51%
   Pay fixed - generic                                   1,791,000       1.7           (20,653)       1.49%         3.48%
   Receive fixed - forwards                                 10,000       N/A               ---          N/A           N/A
   Pay fixed - forwards                                    650,000       N/A           (20,717)         N/A           N/A
--------------------------------------------------------------------------------------------------------------------------
Total liability conversion swaps                         3,479,500       4.4           (22,444)       3.18%         2.80%
--------------------------------------------------------------------------------------------------------------------------
TOTAL SWAP PORTFOLIO                                   $ 4,979,500       3.6          $ 13,050        3.21%         2.72%
==========================================================================================================================

The fair value of the swap portfolio used for asset and liability management was $3.7 million at December 31, 2001. These values must be viewed in the context of the overall financial structure of Huntington, including the aggregate net position of all on- and off-balance sheet financial instruments.

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

The next table represents the gross notional value of derivatives used to manage interest rate risk at December 31, 2002, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of Huntington's overall interest rate risk management activities to assess the impact on the net interest margin. The hedges associated with medium-term notes, Federal Home Loan Bank (FHLB) advances, and deposits below include $600.0 million, $50.0 million, and $10.0 million in notional value of forward-starting swaps, respectively.

------------------------------------------------------------------------------------------------------------------
                                                                  Fair Value           Cash Flow
(in thousands of dollars)                                           Hedges              Hedges             Total
------------------------------------------------------------------------------------------------------------------
Instruments associated with:
   Loans                                                        $     --            $  750,000          $  750,000
   Securities available for sale                                      --               750,000             750,000
   Deposits                                                        638,500                --               638,500
   FHLB Advances                                                      --               400,000             400,000
   Medium-term notes                                                  --             1,890,000           1,890,000
   Subordinated notes and other long-term debt                     400,000             151,000             551,000
------------------------------------------------------------------------------------------------------------------
TOTAL NOTIONAL VALUE AT DECEMBER 31, 2002                       $1,038,500          $3,941,000          $4,979,500
------------------------------------------------------------------------------------------------------------------

The estimated amount of the existing unrealized gains and losses to be reclassified to pre-tax earnings from Accumulated Other Comprehensive Income within the next twelve months is expected to be a net loss of $11.4 million.

Huntington regularly enters into collateral agreements as part of the underlying derivative agreements with its counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At December 31, 2002 and 2001, Huntington's aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $15.9 million and $45.0 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

Huntington entered into these derivative financial instruments to alter the interest rate risk embedded in its assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in interest income exceeding interest expense by $48.4 million in 2002, and interest expense exceeding interest income by $6.2 million and $12.7 million in 2001 and 2000, respectively.

DERIVATIVES USED IN TRADING ACTIVITIES
Huntington offers various derivative financial instruments to enable customers to meet their financing and investing objectives and for risk management purposes. Derivative financial instruments held in Huntington's trading portfolio during 2002 and 2001 consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.

Supplying these derivatives to customers provides Huntington with fee income. These instruments are carried at fair value with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $6.4 million in 2002, $8.4 million in 2001, and $854,000 in 2000. The total notional value of derivative financial instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third parties) was $3.2 billion at the end of 2002 and $2.0 billion at the end of the prior year. Huntington's credit risk from interest rate swaps used for trading purposes was $92.1 million and $36.2 million at the same dates.

In connection with its securitization activities, Huntington purchased interest rate caps with a notional value totaling $1 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income in accordance with accounting principles generally accepted in the United States.

20. STOCK-BASED COMPENSATION

Huntington sponsors nonqualified and incentive stock option plans. These plans provide for the granting of stock options to officers and other employees. Huntington's Board of Directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Approximately 18.1 million shares have been authorized under the plans, of which 7.7 million were available at December 31, 2002 for future grants. Options that were granted in the most recent five years vest ratably over three years or when other conditions are met while those granted in 1994 through 1997 vested ratably over four years. All grants preceding 1994 became fully exercisable after one year. All options granted have a maximum term of ten years.

The fair value of the options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Huntington's stock option activity and related information for each of the recent three years ended December 31 is summarized below:

-------------------------------------------------------------------------------------------------------------------------------
                                                             2002                      2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                  WEIGHTED-                Weighted-                  Weighted-
                                                                   AVERAGE                  Average                    Average
                                                                  EXERCISE                 Exercise                   Exercise
(in thousands, except per share amounts)             OPTIONS         PRICE      Options      Price       Options        Price
-------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT BEGINNING OF YEAR                       14,649      $ 18.70        9,482     $ 19.26        7,719       $ 20.07

Granted                                                 5,511        18.78        6,820       17.46        2,526         16.10
Exercised                                                (887)       12.79         (606)       9.30         (298)         8.15
Forfeited/expired                                      (1,249)       19.89       (1,047)      21.13         (465)        22.69
-------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING AT END OF YEAR                             18,024      $ 18.97       14,649     $ 18.70        9,482       $ 19.26
===============================================================================================================================
EXERCISABLE AT END OF YEAR                              8,352      $ 19.62        7,346     $ 19.34        5,399       $ 18.18
===============================================================================================================================
WEIGHTED-AVERAGE FAIR VALUE OF OPTIONS
   GRANTED DURING THE YEAR                                         $  5.18                  $  4.55                    $  5.58
===============================================================================================================================


Additional information regarding options outstanding as of December 31, 2002, is as follows:

(in thousands, except per share amounts)                 Options Outstanding                      Exercisable Options
-------------------------------------------------------------------------------------------------------------------------
                                                                     Weighted-
                                                                      Average      Weighted-                    Weighted-
                                                                     Remaining      Average                      Average
Range of                                                            Contractual     Exercise                     Exercise
Exercise Prices                                           Shares    Life (Years)     Price         Shares         Price
-------------------------------------------------------------------------------------------------------------------------
$6.64 to $10.50                                              196            0.1     $ 10.16            196       $ 10.16
$10.51 to $15.50                                           3,629            6.1       14.54          3,049         14.47
$15.51 to $20.50                                          11,358            8.7       18.60          2,266         18.46
$20.51 to $25.50                                             435            5.2       23.81            435         23.81
$25.51 to $28.35                                           2,406            6.1       27.26          2,406         27.26
-------------------------------------------------------------------------------------------------------------------------

TOTAL                                                     18,024            7.7     $ 18.97          8,352       $ 19.62
=========================================================================================================================


The following pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123, Accounting for Stock-Based Compensation, in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in each of the last three years:

--------------------------------------------------------------------------------------------------------------------------
(in millions of dollars, except per share amounts)                                   2002           2001         2000
--------------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS
     Risk-free interest rate                                                            4.12%         5.05%         6.14%
     Expected dividend yield                                                            3.34%         4.99%         4.37%
     Expected volatility of Huntington's common stock                                   33.8%         41.0%         45.1%

PRO FORMA RESULTS
     Net income, as reported                                                          $ 333.1        $145.4        $332.7
     Less pro forma expense related to options granted                                   12.7          12.1          10.3
--------------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                                             $ 320.4        $133.3        $322.4
==========================================================================================================================

     NET INCOME PER COMMON SHARE:
        Basic, as reported                                                              $1.37         $0.58         $1.34
        Basic, pro forma                                                                 1.32          0.53          1.30
        Diluted, as reported                                                             1.36          0.58          1.33
        Diluted, pro forma                                                               1.31          0.53          1.29

21. BENEFIT PLANS

Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan), a non-contributory defined benefit pension plan covering substantially all employees. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code.

At December 31, 2002 and 2001, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

                                                   FAIR VALUE
-------------------------------------------------------------------
(in thousands of dollars)                  2002             2001
-------------------------------------------------------------------
   Huntington mutual funds               $238,333          $214,357
   Huntington common stock                 12,019            19,637

The number of shares of Huntington common stock held by the Plan was 642,364 at December 31, 2002 and 1,142,364 at the end of the prior year. Dividends received by the Plan during 2002 and 2001 were $6.1 million and $7.7 million, respectively. Huntington common stock comprised approximately 4% of the Plan's assets at the end of 2002 and approximately 8% at the end of 2001. The Plan has acquired and held Huntington common stock in compliance at all times with
Section 407 of the Employee Retirement Income Security Act of 1978.

In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain health care and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee's number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee's base salary at the time of retirement, with a maximum of $50,000 of coverage.

The following table reconciles the funded status of the Plan and the post-retirement benefit plan at the September 30 measurement dates with the amounts recognized in the consolidated balance sheets at December 31:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               PENSION                       POST-RETIREMENT
                                                                              BENEFITS                           BENEFITS
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2002            2001               2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION AT
     BEGINNING OF MEASUREMENT YEAR                                      $ 212,935       $ 209,954            $51,430        $46,119
Changes due to:
     Service cost                                                           8,263           8,394              1,126          1,060
     Interest cost                                                         15,458          14,675              3,603          3,435
     Benefits paid                                                        (18,920)        (16,008)            (3,456)        (3,810)
     Curtailment                                                              ---          (2,475)            (1,472)           ---
     Plan amendments                                                        1,423           1,785                ---            ---
     Actuarial assumptions                                                 34,297          (3,390)             2,321          4,626
-----------------------------------------------------------------------------------------------------------------------------------
        Total changes                                                      40,521           2,981              2,122          5,311
-----------------------------------------------------------------------------------------------------------------------------------
PROJECTED BENEFIT OBLIGATION AT END OF MEASUREMENT YEAR                   253,456         212,935             53,552         51,430
-----------------------------------------------------------------------------------------------------------------------------------

FAIR VALUE OF PLAN ASSETS AT BEGINNING
     OF MEASUREMENT YEAR                                                  226,959         206,936                ---            ---
Changes due to:
     Actual return on plan assets                                         (16,396)         (5,969)               ---            ---
     Employer contributions                                                55,000          42,000                ---            ---
     Benefits paid                                                        (18,920)        (16,008)               ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
        Total changes                                                      19,684          20,023                ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF MEASUREMENT YEAR                      246,643         226,959                ---            ---
-----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation (greater) less
     than plan assets                                                      (6,813)         14,024            (53,552)       (51,430)
Unrecognized net actuarial loss (gain)                                    101,155          26,068              1,924           (399)
Unrecognized prior service cost                                             1,791             183              5,043          6,450
Unrecognized transition (asset) liability,
     net of amortization                                                     (274)           (540)            11,040         13,868
-----------------------------------------------------------------------------------------------------------------------------------

PREPAID (ACCRUED) BENEFIT COSTS                                          $ 95,859        $ 39,735          $ (35,545)      $(31,511)
===================================================================================================================================

WEIGHTED-AVERAGE ASSUMPTIONS AT SEPTEMBER 30:
   Discount rate                                                            6.75%           7.50%              6.75%          7.50%
   Expected return on plan assets                                           8.50%           9.75%                N/A            N/A
   Rate of compensation increase                                            5.00%           5.00%                N/A            N/A


The following table shows the components of pension cost recognized in the most recent three years:

----------------------------------------------------------------------------------------------------------------------------------
                                             PENSION BENEFITS                              POST-RETIREMENT BENEFITS
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                       2002          2001          2000              2002           2001         2000
----------------------------------------------------------------------------------------------------------------------------------
Service cost                                     $ 8,263       $ 8,394      $ 10,241            $ 1,126      $ 1,060      $ 1,544
Interest cost                                     15,458        14,675        15,509              3,603        3,435        3,506
Expected return on plan assets                   (26,417)      (22,821)      (18,947)               ---          ---          ---
Amortization of transition asset                    (265)         (291)         (325)             1,104        1,261        1,261
Amortization of prior service cost                  (185)          (69)         (318)               605          693          693
Curtailment                                        2,022           ---           ---              2,526          ---          ---
Recognized net actuarial (gain) loss                 ---          (268)          158                ---          (31)         ---
----------------------------------------------------------------------------------------------------------------------------------

BENEFIT COST                                    $ (1,124)       $ (380)      $ 6,318             $8,964      $ 6,418      $ 7,004
==================================================================================================================================

The curtailment reflected above related to the sale of the Florida banking and insurance operations. This expense was recognized in Huntington's results of operations in 2002. Management expects pension benefit cost to approximate $3.5 million and post-retirement benefits cost to approximate $6.3 million for 2003.

The 2003 health care cost trend rate was projected to be 13.35% for pre-65 participants and 13.53% for post-65 participants compared with an estimate of 9.00% for both in 2001. These rates are assumed to decrease gradually until they reach 5.09% for pre-65 participants and 5.17% for post-65 participants in the year 2017 and remain at that level thereafter. The increase in the health care cost trend rate, a decline in the discount rate from 7.50% to 6.75%, and a decrease in the Medicare HMO participation rate from 12% to 0% all increased the benefit cost and benefit liability. This increase was offset by a decrease in the number of plan participants. Huntington updated the immediate health care cost trend rate assumption based on current market data and Huntington's claims experience. This trend rate is expected to decline over time to a trend level consistent with medical inflation and long-term economic assumptions.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point increase would increase service and interest costs and the post-retirement benefit obligation by $83,000 and $1.0 million, respectively. A one-percentage point decrease would reduce service and interest costs by $81,000 and the post-retirement benefit obligation by $929,000.

Huntington also sponsors other retirement plans. One of those plans is an unfunded Supplemental Executive Retirement Plan. This plan is a nonqualified plan that provides certain former officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2002 and 2001, the accrued pension liability for this plan totaled $14.3 million and $14.2 million, respectively. Pension expense for the plan was $1.3 million in 2002, $2.1 million in 2001, and $2.5 million in 2000. Other plans, including plans assumed in various past acquisitions, are unfunded, nonqualified plans that provide certain active and former officers of Huntington and its subsidiaries nominated by Huntington's compensation committee with deferred compensation, post-employment, and/or defined pension benefits in excess of limits imposed by federal tax law. These plans had a collective accrued liability of $15.2 million and $14.5 million at December 31, 2002 and 2001, respectively. Expense for these plans was $2.1 million in 2002, $1.8 million in 2001, and $1.2 million for 2000. At December 31, 2002, a minimum pension asset of $1.4 million and a reduction in Accumulated Other Comprehensive Income of $0.3 million ($0.2 million after-tax) was recorded collectively for these plans.

Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3% and 50% on the next 2% of participant elective deferrals. The cost of providing this plan was $8.4 million in 2002, $8.7 million in 2001, and $7.9 million in 2000. The number of shares of Huntington common stock held by this plan was 8,812,405 at December 31, 2002 and 10,303,595 at the end of the prior year. The market value of these shares was $164.9 million and $177.1 million at the same respective dates. Dividends received by the plan during 2002 were $11.3 million and $8.8 million during 2001.

22. COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at December 31 were:

-------------------------------------------------------------------------------
(in millions of dollars)                                  2002          2001
-------------------------------------------------------------------------------
CONTRACT AMOUNT REPRESENTS CREDIT RISK
     Commitments to extend credit
        Commercial                                        $ 4,435        $4,345
        Consumer                                            3,607         4,283
        Commercial real estate                                577           715
     Standby letters of credit                                880           939
     Commercial letters of credit                              71           175


COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit generally have short-term, fixed expiration dates, are variable rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer's credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable rate nature.

Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 53% of standby letters of credit are collateralized, and nearly 95% are expected to expire without being drawn upon. In 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation). The Interpretation will change current practice in the accounting for, and disclosure of, guarantees. For Huntington, these changes apply to its standby letters of credit. The Interpretation requires certain guarantees to be recorded at fair value, which differs from the current practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in Statement No. 5, Accounting for Contingencies. The Interpretation's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Huntington estimates that the implementation of this new Interpretation will be immaterial to Huntington's results of operations in 2003.

Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and have maturities of no longer than ninety days. The merchandise or cargo being traded normally secures these instruments.

COMMITMENTS TO SELL LOANS
Huntington entered into forward contracts, relating to its mortgage banking business. At December 31, 2002 and 2001, Huntington had commitments to sell residential real estate loans of $782.0 million and $677.4 million, respectively. These contracts mature in less than one year. In addition, Huntington had a commitment to sell automobile loans of $38.8 million and $38.2 million at December 31, 2002 and 2001, respectively, under the terms of its securitization agreement.

LITIGATION
In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington's consolidated financial position.

COMMITMENTS UNDER CAPITAL AND OPERATING LEASE OBLIGATIONS
At December 31, 2002, Huntington and its subsidiaries were obligated under noncancelable leases for land, buildings, and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specified prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 were $35.1 million in 2003, $33.1 million in 2004, $29.7 million in 2005, $27.6 million in 2006, $26.2 million in 2007, and $218.6 million thereafter. Total minimum lease payments have not been reduced by minimum sublease rentals of $116.7 million due in the future under noncancelable subleases. The rental expense for all operating leases was $38.7 million for 2002 compared with $47.5 million for 2001 and $49.6 million in 2000. Huntington had no material obligations under capital leases.

23. INCOME TAXES

The following is a summary of the provision for income taxes:

----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                     2002              2001              2000
----------------------------------------------------------------------------------------------------------------------------

Currently (receivable) payable
     Federal                                                                 $ 108,231         $ (123,264)        $(106,355)
     State                                                                         ---                ---               467
----------------------------------------------------------------------------------------------------------------------------
        Total current                                                          108,231           (123,264)         (105,888)
----------------------------------------------------------------------------------------------------------------------------

Deferred tax expense
     Federal                                                                   101,524            100,176           239,624
     State                                                                         ---                ---               ---
----------------------------------------------------------------------------------------------------------------------------
        Total deferred                                                         101,524            100,176           239,624
----------------------------------------------------------------------------------------------------------------------------

INCOME TAXES                                                                 $ 209,755          $ (23,088)         $133,736
============================================================================================================================

Tax expense associated with securities transactions included in the above amounts was $1.7 million in 2002, $0.3 million in 2001, and $15.9 million in 2000.

The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:

-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                          2002            2001             2000
-----------------------------------------------------------------------------------------------------------------------------

Income tax expense computed at the statutory rate                                 $ 189,987        $ 42,798        $ 163,252
Increases (decreases):
   Tax-exempt income                                                                (19,629)        (17,477)         (18,619)
   Asset securitization activities                                                   (8,244)        (21,527)         (10,970)
   Subsidiary capital activities                                                        ---         (32,500)             ---
   Nondeductible goodwill                                                            52,500           5,729            5,223
   Other, net                                                                        (4,859)           (111)          (5,150)
-----------------------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                                      $ 209,755       $ (23,088)       $ 133,736
=============================================================================================================================


Income taxes include a benefit from Bank owned life insurance, included in tax-exempt income in the previous table, of $16.1 million, $13.4 million and $13.8 million for 2002, 2001, and 2000, respectively. The significant components of deferred assets and liabilities at December 31, are as follows:

---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                 2002                    2001
---------------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
   Allowance for loan losses                                                              $ 76,980                $ 82,617
   Pension and other employee benefits                                                         ---                  13,641
   Alternative minimum tax                                                                  18,308                  28,784
   Other                                                                                    98,879                  75,282
---------------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                                                  194,167                 200,324
---------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
   Lease financing                                                                         717,643                 495,133
   Undistributed income of subsidiary                                                       28,123                 174,528
   Pension and other employee benefits                                                      17,661                     ---
   Mortgage servicing rights                                                                12,308                  12,967
   Unrealized gains on securities available for sale                                        30,129                  15,868
   Other                                                                                   125,515                 118,755
---------------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                                             931,379                 817,251
---------------------------------------------------------------------------------------------------------------------------

NET DEFERRED TAX LIABILITY                                                               $ 737,212               $ 616,927
===========================================================================================================================


At December 31, 2002, Huntington had an alternative minimum tax credit carryforward for income tax purposes of $18.3 million. During 2002, the net deferred tax liability was increased by $14.2 million for the tax effect of unrealized gains on securities available for sale and $4.5 million from the acquisition of LeaseNet.

24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations, as restated, for the years ended December 31, 2002 and 2001:

---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)         FIRST               SECOND                THIRD                FOURTH
---------------------------------------------------------------------------------------------------------------------------------
2002
INTEREST INCOME                                          $ 335,201           $ 322,909            $ 339,378            $ 341,446
INTEREST EXPENSE                                           150,770             131,928              133,894              131,191
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        184,431             190,981              205,484              210,255
---------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN AND LEASE LOSSES                         39,010              49,876               54,304               51,236
GAIN ON SALE OF FLORIDA OPERATIONS                         175,344                 ---                  ---                  ---
MERCHANT SERVICES GAIN                                         ---                 ---               24,550                  ---
SECURITIES GAINS                                               457                 966                1,140                2,339
NON-INTEREST INCOME                                        303,299             287,055              270,380              269,252
NON-INTEREST EXPENSE                                       350,490             328,032              322,453              331,529
RESTRUCTURE CHARGES                                         56,184                 ---                  ---                  ---
---------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 217,847             101,094              124,797               99,081
INCOME TAXES                                               124,706              27,169               33,193               24,687
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $ 93,141            $ 73,925             $ 91,604             $ 74,394
=================================================================================================================================
NET INCOME PER COMMON SHARE -- BASIC                      $   0.37            $   0.30             $   0.38             $   0.32
NET INCOME PER COMMON SHARE -- DILUTED                    $   0.37            $   0.30             $   0.38             $   0.32

---------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars, except per share data)         First               Second               Third                Fourth
---------------------------------------------------------------------------------------------------------------------------------
2001
Interest income                                          $ 453,477           $ 436,006            $ 415,913            $ 384,807
Interest expense                                           274,851             250,926              229,047              188,513
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                        178,626             185,080              186,866              196,294
---------------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses                         22,754              99,444               34,053              101,075
Securities gains (losses)                                    2,078              (2,503)               1,059                   89
Non-interest income                                        275,061             307,124              313,039              313,390
Non-interest expense                                       367,519             381,660              377,968              369,492
Restructure charges                                            ---              13,997               50,817               15,143
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           65,492              (5,400)              38,126               24,063
Income taxes                                                15,697              (9,825)               3,850              (32,810)
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                $ 49,795             $ 4,425             $ 34,276             $ 56,873
=================================================================================================================================

Net Income Per Common Share -- Basic                      $   0.20             $  0.02             $  0.14              $   0.23
Net Income Per Common Share -- Diluted                    $   0.20             $  0.02             $  0.14              $   0.23

25. REGULATORY MATTERS

Huntington and its bank subsidiary, The Huntington National Bank, are subject to various regulatory capital requirements administered by federal and state banking agencies. These requirements involve qualitative judgments and quantitative measures of assets, liabilities, capital amounts, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material adverse effect on Huntington's and The Huntington National Bank's financial statements. Applicable capital adequacy guidelines require minimum ratios of 4.00% for Tier 1 Risk-based Capital, 8.00% for Total Risk-based Capital, and 4.00% for Tier 1 Leverage Capital. To be considered well capitalized under the regulatory framework for prompt corrective action, the ratios must be at least 6.00%, 10.00%, and 5.00%, respectively.

As of December 31, 2002 and 2001, Huntington and The Huntington National Bank have met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The period-end capital amounts and capital ratios of Huntington and its bank subsidiary are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                    TIER 1                   TOTAL CAPITAL             TIER 1 LEVERAGE
                                            ------------------------   ------------------------   ------------------------
(in millions of dollars)                       2002         2001          2002         2001          2002         2001
--------------------------------------------------------------------------------------------------------------------------

Huntington Bancshares Incorporated

Amount                                         $ 2,355      $ 2,037       $ 3,141      $ 2,887       $ 2,355       $2,037
Ratio                                             8.65%        7.30%        11.54%       10.34%         8.85%        7.46%

THE HUNTINGTON NATIONAL BANK

Amount                                         $ 1,720      $ 1,797       $ 2,761      $ 2,898       $ 1,720       $1,797
Ratio                                             6.34%        6.41%        10.18%       10.34%         6.56%        6.64%

--------------------------------------------------------------------------------------------------------------------------


Tier 1 Risk-Based Capital consists of total equity plus qualifying capital securities and minority interest, less unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets. Total Risk-Based Capital is Tier 1 Risk-Based Capital plus qualifying subordinated notes and allowable allowance for loan and lease losses (limited to 1.25% of total risk-weighted assets). Tier 1 Leverage Capital is equal to Tier 1 Capital. Both Tier 1 Capital and Total Capital ratios are derived by dividing the respective capital amounts by net risk-weighted assets, which are calculated as prescribed by regulatory agencies. Tier 1 Leverage Capital ratio is calculated by dividing the Tier 1 capital amount by average adjusted total assets for the fourth quarter of 2002 and 2001, less non-qualifying intangibles and other adjustments.

Huntington and its subsidiaries are also subject to various regulatory requirements that impose restrictions on cash, debt, and dividends. The Huntington National Bank is required to maintain cash reserves based on the level of certain of its deposits. This reserve requirement may be met by holding cash in branches or on deposit at the Federal Reserve Bank. During 2002 and 2001, the average balance of these deposits were $70.0 million and $72.1 million, respectively.

Under current Federal Reserve regulations, The Huntington National Bank is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2002, The Huntington National Bank could lend $276.1 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

Dividends from The Huntington National Bank are one of the major sources of funds for Huntington. These funds aid the parent company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. The Huntington National Bank could declare, without regulatory approval, dividends in 2003 of approximately $98.1 million plus an additional amount equal to its net income through the date of declaration in 2003.

26. PARENT COMPANY FINANCIAL STATEMENTS

The parent company condensed financial statements, which include transactions with subsidiaries, are as follows. Huntington's statement of changes in shareholders' equity can be found on page 65.

-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                                      DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                              2002                           2001
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                           $   546,897                    $   155,618
Securities available for sale                                                            40,041                         50,850
Due from The Huntington National Bank                                                   250,759                        250,759
Due from non-bank subsidiaries                                                          117,987                         83,084
Investment in The Huntington National Bank                                            1,537,860                      2,051,448
Investment in non-bank subsidiaries                                                     453,674                        462,805
Goodwill, net of accumulated amortization                                                 9,877                          9,877
Accrued interest receivable and other assets                                            136,804                         98,435
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $ 3,093,899                    $ 3,162,876
===============================================================================================================================

LIABILITIES
Short- and medium-term borrowings                                                   $   145,556                    $    49,576
Long-term borrowed funds from subsidiary trusts                                         309,279                        309,279
Long-term borrowed funds from unaffiliated companies                                        ---                        149,888
Dividends payable, accrued expenses, and other liabilities                              348,569                        220,867
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                       803,404                        729,610
-------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                                                                  2,290,495                      2,433,266
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 3,093,899                    $ 3,162,876
===============================================================================================================================



STATEMENTS OF INCOME                                                              YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2002                     2001                     2000
-----------------------------------------------------------------------------------------------------------------------------
INCOME
  Dividends from
     The Huntington National Bank                                $ 221,000                $ 159,404                $ 222,330
     Non-bank subsidiaries                                           8,142                   14,498                    3,000
  Interest from
     The Huntington National Bank                                   29,611                   20,343                   20,749
     Non-bank subsidiaries                                           5,854                    4,454                    2,741
  Securities gains (losses) and other                                  877                   (4,852)                  66,134
-----------------------------------------------------------------------------------------------------------------------------
TOTAL INCOME                                                       265,484                  193,847                  314,954
-----------------------------------------------------------------------------------------------------------------------------

EXPENSE
  Interest on debt                                                  20,213                   29,673                   36,687
  Other                                                             17,811                   21,160                    6,756
-----------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSE                                                       38,024                   50,833                   43,443
-----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED NET INCOME OF SUBSIDIARIES                         227,460                  143,014                  271,511
Income taxes                                                        (4,481)                 (10,738)                  12,592
-----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN UNDISTRIBUTED  NET
   INCOME OF SUBSIDIARIES                                          231,941                  153,752                  258,919
-----------------------------------------------------------------------------------------------------------------------------
Equity in undistributed net income (loss) of
     The Huntington National Bank                                  105,843                   (7,985)                  70,638
     Non-bank subsidiaries                                          (4,720)                    (398)                   3,140
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 333,064                $ 145,369                $ 332,697
=============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                                 YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                        2002             2001             2000
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net Income                                                                $ 333,064        $ 145,369        $ 332,697
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in undistributed net income of subsidiaries                     (101,123)           8,383          (73,778)
          Depreciation and amortization                                             1,254            2,674            2,987
          (Gain) loss on sales of securities available for sale                      (709)           5,251          (62,140)
          Change in other assets and other liabilities                             53,382          (20,866)          73,227
          Restructuring charges                                                     6,859            5,604              ---
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         292,727          146,415          272,993
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Decrease (increase) in investments in subsidiaries                          670,000          110,019           (5,397)
      Repayments from (advances to) subsidiaries                                    7,397          (62,419)          67,154
      Purchase of securities available for sale                                       ---          (15,027)         (47,000)
      Proceeds from sale of securities available for sale                           8,977           10,889           68,106
      Proceeds from sale of other assets                                              ---              ---           11,405
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               686,374           43,462           94,268
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      (Decrease) increase in short-term borrowings                                 (4,020)         (89,093)          87,342
      Proceeds from issuance of medium-term borrowings                            100,000           40,000           25,000
      Payment of medium-term borrowings                                               ---          (25,000)             ---
      Payment of long-term debt                                                  (150,000)             ---              ---
      Dividends paid on common stock                                             (167,002)        (190,792)        (185,103)
      Acquisition of treasury stock                                              (370,012)             ---         (168,395)
      Proceeds from issuance of treasury stock                                      3,212            2,662            1,055
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                                           (587,822)        (262,223)        (240,101)
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                               391,279          (72,346)         127,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    155,618          227,964          100,804
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 546,897        $ 155,618        $ 227,964
============================================================================================================================

Supplemental disclosure:
   Interest paid                                                                $  20,779        $  31,067        $  36,262
   Income taxes paid                                                                  ---              ---              ---
   Common stock issued in purchase acquisitions                                    19,151              ---          142,382


27. SEGMENT REPORTING
Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. During 2002, the previously reported segments, Retail Banking and Corporate Banking, were combined and renamed Regional Banking. Since this segment is managed through six geographically defined regions where each region's management has responsibility for both retail and corporate banking business development, combining these two previously separate segments better reflects the management accountability and decision making structure. In addition, changes were made to the methodologies utilized for certain balance sheet and income statement allocations from Huntington's management reporting system. The prior periods have not been restated for these methodology changes.

The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision making purposes. Operating earnings exclude the Merchant Services restructuring gain, the gain from the sale of the Florida operations, the historical Florida operating results, and restructuring charges. See Note 4 to the consolidated financial statements for further discussions regarding Restructuring and Note 5 regarding the sale of Huntington's Florida banking and insurance operations. The financial information that follows is inclusive of the above adjustments on an after-tax basis to reflect the reconciliation to reported net income.

The following provides a brief description of the four operating segments of
Huntington:

REGIONAL BANKING: This segment provides products and services to retail, business banking, and commercial customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, international trade, and cash management.


DEALER SALES: This segment serves automotive dealerships within Huntington's primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. This segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobile under long-term operating and direct financing leases, finances the dealership's inventory of automobiles, and provides other banking services to the automotive dealerships and their owners.


PRIVATE FINANCIAL GROUP: This segment provides products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.


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

Listed below is certain operating basis financial information reconciled to Huntington's 2002, 2001, and 2000 reported results by line of business:

------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                             Regional           Dealer                              Treasury/         Huntington
(in thousands of dollars)                     Banking             Sales             PFG                Other          Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2002
Net interest income                        $   592,977        $    34,713        $    35,403        $   118,334        $   781,427
Provision for loan losses                      141,190             44,573              3,477               --              189,240
Non-Interest income                            279,780            669,898            108,817             63,050          1,121,545
Non-Interest expense                           559,302            611,706            100,961             40,325          1,312,294
Income taxes                                    60,293             16,913             13,924             11,947            103,077
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings                             111,972             31,419             25,858            129,112            298,361
Gain on sale of Florida operations                --                 --                 --               56,790             56,790
Merchant Services restructuring gain              --                 --                 --               15,957             15,957
Restructuring and special charges                 --                 --               (3,429)           (33,090)           (36,519)
Florida operations sold                          1,270                790              1,428             (5,013)            (1,525)
----------------------------------------------------------------------------------------------------------------------------------
Reported earnings                          $   113,242        $    32,209        $    23,857        $   163,756        $   333,064
==================================================================================================================================

2001
Net interest income                        $   626,647        $   (24,339)       $    36,323        $    25,962        $   664,593
Provision for loan losses                       96,943             29,655                408               --              127,006
Non-Interest income                            262,432            721,500             91,986             61,677          1,137,595
Non-Interest expense                           523,994            640,135             94,025             75,598          1,333,752
Income taxes                                    93,850              9,580             11,857            (31,003)            84,284
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings                             174,292             17,791             22,019             43,044            257,146
Restructuring charges                          (43,751)           (45,870)            (6,402)            (1,741)           (97,764)
Florida operations sold                         19,761              2,902              5,663            (42,339)           (14,013)
----------------------------------------------------------------------------------------------------------------------------------
Reported earnings (loss)                   $   150,302        $   (25,177)       $    21,280        $    (1,036)       $   145,369
==================================================================================================================================

2000
Net interest income                        $   656,856        $   (44,243)       $    30,502        $   (29,712)       $   613,403
Provision for loan losses                       36,180             17,098              1,279               --               54,557
Non-Interest income                            276,350            666,509             57,442             81,759          1,082,060
Non-Interest expense                           570,788            527,088             53,866             26,132          1,177,874
Income taxes                                   112,549             27,207             11,343            (18,357)           132,742
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings                             213,689             50,873             21,456             44,272            330,290
Florida operations sold                         61,630              3,067              1,449            (63,739)             2,407
----------------------------------------------------------------------------------------------------------------------------------
Reported earnings (loss)                   $   275,319        $    53,940        $    22,905        $   (19,467)       $   332,697
==================================================================================================================================


----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                     AVERAGE ASSETS                                   AVERAGE DEPOSITS
                                     -------------------------------------------       -------------------------------------------
(in millions of dollars)                 2002           2001           2000               2002            2001           2000
----------------------------------------------------------------------------------------------------------------------------------

Regional Banking                      $13,338          $12,707          $11,835          $14,940          $13,850          $13,797
Dealer Sales                            6,720            6,550            6,622               46               34               76
PFG                                     1,022              782              586              807              661              600
Treasury / Other                        4,523            4,932            6,557              808              269              901
----------------------------------------------------------------------------------------------------------------------------------
Subtotal                               25,603           24,971           25,600           16,601           14,814           15,374
Florida                                   437            3,213            3,153              583            4,547            4,316
----------------------------------------------------------------------------------------------------------------------------------
   Total                              $26,040          $28,184          $28,753          $17,184          $19,361          $19,690
==================================================================================================================================

28. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of Huntington's financial instruments, including the fair values of derivatives used to hedge related fair values or cash flows, at December 31 are presented in the following table:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     2002                                     2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                        CARRYING               FAIR              CARRYING               FAIR
(in thousands of dollars)                                AMOUNT                VALUE              AMOUNT               VALUE
-----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL ASSETS:
     Cash and short-term assets                      $  1,056,063         $  1,056,063         $  1,242,846         $  1,242,846
     Trading account securities                               241                  241               13,392               13,392
     Mortgages held for sale                              528,379              528,379              629,386              629,386
     Securities                                         3,410,915            3,411,201            2,861,901            2,862,348
     Loans and leases                                  18,308,541           18,995,327           18,131,468           18,575,447
     Customers' acceptance liability                       16,745               16,745               13,670               13,670

FINANCIAL LIABILITIES:
     Deposits                                         (17,499,326)         (17,653,972)         (20,187,304)         (20,317,155)
     Short-term borrowings                             (2,541,016)          (2,541,016)          (1,955,926)          (1,955,926)
     Bank acceptances outstanding                         (16,745)             (16,745)             (13,670)             (13,670)
     Medium-term notes                                 (2,045,123)          (2,051,704)          (1,795,002)          (1,802,381)
     Subordinated notes and other long-term debt       (1,801,678)          (1,872,101)            (944,330)          (1,002,830)
     Capital securities                                  (300,000)            (310,392)            (300,000)            (299,048)

The terms and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include trading account securities, customers' acceptance liabilities, short-term borrowings, bank acceptances outstanding, and cash and short-term assets, which include cash and due from banks, interest-bearing deposits in banks, and federal funds sold and securities purchased under resale agreements. Loan commitments and letters of credit generally have short-term, variable rate features and contain clauses that limit Huntington's exposure to changes in customer credit quality. Accordingly, their carrying values, which are immaterial at the respective balance sheet dates, are reasonable estimates of fair value.

Certain assets, the most significant being operating lease assets, Bank owned life insurance and premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, mortgage and non-mortgage servicing rights, deposit base, and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent Huntington's underlying value. Many of the assets and liabilities subject to the disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimations necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

The following methods and assumptions were used by Huntington to estimate the fair value of the remaining classes of financial instruments:

Mortgages held for sale--valued using outstanding commitments from investors.

Securities available for sale and investment securities--based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Retained interests in securitized assets are valued using a discounted cash flow analysis. The carrying amount and fair value of securities exclude the fair value of asset/liability management interest rate contracts designated as hedges of securities available for sale.

Loans and leases--variable rate loans that reprice frequently are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans and leases are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans and leases with similar terms. The rates take into account the position of the yield curve, as well as an adjustment for prepayment risk, operating costs, and profit. This value is also reduced by an estimate of probable losses in the loan and lease portfolio.

Deposits--demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

Debt--fixed rate long-term debt, as well as medium-term notes and Capital Securities, are based upon quoted market prices or, in the absence of quoted market prices, discounted cash flows using rates for similar debt with the same maturities. The carrying amount of variable rate obligations approximates fair value.

GLOSSARY OF SELECTED FINANCIAL TERMS


ALLOWANCE FOR LOAN AND LEASE LOSSES - The reserve established by management to cover unrecognized credit losses inherent in the loan and lease portfolio.

BOOK VALUE PER COMMON SHARE -Total common shareholders' equity divided by the total number of common shares outstanding.

COMMON SHARES OUTSTANDING - Total number of shares of common stock issued less common shares held in treasury.

CORE DEPOSITS - Total deposits, excluding foreign deposits, brokered time deposits, negotiable certificates of deposit and domestic time deposits greater than $100,000.

DERIVATIVE - A contractual agreement between two parties to exchange cash or other assets in response to changes in an external factor, such as an interest rate or a foreign exchange rate.

DIVIDEND PAYOUT RATIO - Dividends per common share divided by net income per diluted common share.

EFFECTIVE TAX RATE - Income tax expense divided by income before taxes.

EFFICIENCY RATIO - Non-interest expense (excluding restructuring charges and amortization of intangible assets) divided by the sum of fully taxable equivalent net interest income and non-interest income (excluding net securities transactions, gain on sale of Florida operations, Merchant Services gain, and gain on the sale of credit card portfolio).

GOODWILL - The excess of the purchase price of net assets over the fair value of net assets acquired in a business combination.

NET CHARGE-OFFS - Loan and lease losses less related recoveries of loans and leases previously charged off.

NET INCOME PER COMMON SHARE -
BASIC - Net income divided by the number of weighted-average common shares outstanding.

DILUTED - Net income divided by the sum of weighted-average common shares outstanding plus the effect of common stock equivalents that have the potential to be converted into common shares outstanding.

NET INTEREST INCOME - The difference between interest income and interest expense.

NET INTEREST MARGIN - Net interest income on a fully taxable equivalent basis divided by total average earning assets.

NON-PERFORMING ASSETS - Loans and leases on which interest income is not being accrued for financial reporting purposes; loans for which the interest rates or terms of repayment have been renegotiated; and real estate which has been acquired through foreclosure.

PROVISION FOR LOAN AND LEASE LOSSES - The periodic expense needed to maintain the level of the allowance for loan and lease losses.

REPORTED BASIS - Amounts presented in accordance with accounting principles generally accepted in the United States (GAAP).

RESIDUAL VALUE - The expected value of a leased asset at the end of the lease term.

RETURN ON AVERAGE ASSETS - Net income as a percent of average total assets.

RETURN ON AVERAGE EQUITY - Net income as a percent of average shareholders' equity.

SERVICING RIGHT - A contractual agreement to provide certain billing, bookkeeping and collection services with respect to a pool of loans.

TANGIBLE EQUITY RATIO - Total equity less intangible assets, primarily goodwill, divided by total assets less intangible assets.

TIER 1 LEVERAGE RATIO - Tier 1 Risk-Based Capital divided by average adjusted quarterly total assets. Average adjusted quarterly assets are adjusted to exclude non-qualifying intangible assets.

TIER 1 RISK-BASED CAPITAL - Total shareholders' equity (excluding unrealized gains and losses on securities available for sale) less non-qualifying goodwill and other intangibles.

TOTAL RISK-ADJUSTED ASSETS - The sum of assets and credit equivalent off-balance sheet amounts that have been adjusted according to assigned regulatory risk weights, excluding the non-qualifying portion of allowance for loan and lease losses, goodwill and other intangible assets.

TOTAL RISK-BASED CAPITAL - Tier 1 Risk-Based Capital plus qualifying long-term debt and the allowance for loan and lease losses.

TREASURY STOCK - Common stock repurchased and held by the issuing corporation for possible future issuance.

GLOSSARY OF SELECTED FINANCIAL TERMS


OTHER FINANCIAL TERMS
For analytical purposes, including understanding performance trends, decision-making, and peer comparison, management makes certain adjustments to some data. The following terms define some of those adjustments.

ANNUALIZED - A return, yield, performance ratio, or growth rate for a time period less than one year that is adjusted to represent an annual time period. Returns, yields, performance ratios, and growth rates are typically quoted on an annual basis for analytical purposes and for performance comparisons to competitors.

FULLY TAXABLE EQUIVALENT INTEREST INCOME - Income from tax-exempt earning assets that has been increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. This adjustment puts all earning assets, most notably tax-exempt municipal securities, on a common basis that facilitates comparison of net interest margin to competitors.

OPERATING BASIS - Reported (GAAP) basis amount excluding impact of certain gains and restructuring charges. See details beginning on page 51. By excluding certain items, management views operating basis to be a useful indicator of underlying, or run-rate, business trends.

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

ITEM 14:  CONTROLS AND PROCEDURES

         On May 19, 2003, Huntington carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, each of the CEO and CFO concluded that Huntington's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to Huntington (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

         There have been no significant changes in Huntington's internal controls or in other factors that could significantly affect its internal controls subsequent to the date it carried out this evaluation.

                                     Part IV

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP was selected by Huntington's Board of Directors to serve as auditors for Huntington for the year 2002, which selection was ratified by Huntington's shareholders at the 2002 Annual Meeting of Shareholders. Commencing for the year 2003, Huntington's Audit/Risk Committee is responsible for the appointment (subject, if applicable, to shareholder ratification) of Huntington's independent auditors and pre-approves all audit and non-audit services provided by the independent auditors. The Audit/Risk Committee, the members of which are all independent directors, may delegate pre-approval authority to a member of the Audit/Risk Committee, who must present such member's decisions to the full Audit/Risk Committee at its next scheduled meeting. The Audit/Risk Committee appointed Ernst & Young LLP to serve as auditors for Huntington for the year 2003.

Fees billed by Ernst & Young LLP to Huntington.

Audit Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of Huntington's annual financial statements for the fiscal years ended December 31, 2002, and the review of the financial statements included in Huntington's Forms 10-Q for the fiscal year 2002, were $776,000. The aggregate fees billed for these services in 2001 were also $776,000. The aggregate fees billed for services provided in connection with statutory and regulatory filings, including comfort letters, attestation services, and consents, as well as the audit of Huntington Preferred Capital, Inc. (HPCI), Huntington's subsidiary with a class of publicly-held shares, were $276,000 in 2002 and also in 2001. Total audit fees billed by Ernst & Young LLP were $1,052,000 in 2002 and also in 2001.

Audit-Related Fees. The aggregate fees billed by Ernst & Young LLP for audit-related services rendered for Huntington and its subsidiaries, including HPCI, for the fiscal years ended December 31, 2002 and 2001, were $317,000 in each year. Audit related fees generally include fees for assurance services such as audits of pension plans, compliance related to servicing of assets, SAS 70 reports, as well as the restatement of HPCI's 2002 financial statements, and services related to HPCI's public offering of preferred securities.

Tax Fees. The aggregate fees billed by Ernst & Young LLP for tax-related services rendered for Huntington and its subsidiaries for the fiscal years ended December 31, 2002 and 2001, were $126,000 and $129,000, respectively. The tax-related services were all in the nature of tax compliance.

All Other Fees. There were no other fees billed by Ernst & Young LLP for the fiscal year ended December 31, 2002. In addition to the audit, audit-related, and tax fees reported above, Ernst & Young LLP billed Huntington an aggregate of $610,000 for the fiscal year ended December 31, 2001, for the review of Huntington's cash management services.

The Audit/Risk Committee was not required to, and generally did not, approve the audit-related fees, tax fees, and other fees billed by Ernst & Young LLP in 2002 and 2001.

ITEM 16:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    (3) The exhibits required by this item are listed in the Exhibit Index on pages 113 through 116 of this amended Form 10- K/A. The management contracts and compensation plans or arrangements required to be filed as exhibits to this amended Form 10-K/A are listed as Exhibits 10(a) through 10(t) in the Exhibit Index.

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

  (c) The exhibits to this amended Form 10-K/A begin on page 113.

  (d) See Item 16(a)(2) above.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of May, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)



By:  /s/ Thomas E. Hoaglin                                  By:  /s/ Michael J. McMennamin
     ---------------------------------------                     ---------------------------------------------
     Thomas E. Hoaglin                                           Michael J. McMennamin
     Chairman, President, Chief Executive                        Vice Chairman, Chief Financial Officer,
     Officer, and Director (Principal Executive                  and Treasurer (Principal Financial Officer)
     Officer)


                                                            By:  /s/  John D. Van Fleet
                                                                 --------------------------------------------------
                                                                 John D. Van Fleet
                                                                 Senior Vice President and Controller
                                                                 (Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of May, 2003.




Raymond J. Biggs  *                                           Wm. J. Lhota  *
--------------------------------------------                  --------------------------------------------
Raymond J. Biggs                                              Wm. J. Lhota
Director                                                      Director


Don M. Casto, III  *
--------------------------------------------                  --------------------------------------------
Don M. Casto, III                                             Kathleen H. Ransier
Director                                                      Director



--------------------------------------------                  --------------------------------------------
Michael J. Endres                                             Robert H. Schottenstein
Director                                                      Director


John B. Gerlach, Jr.  *                                       George A. Skestos  *
--------------------------------------------                  --------------------------------------------
John B. Gerlach, Jr.                                          George A. Skestos
Director                                                      Director


Patricia T. Hayot  *
--------------------------------------------                  --------------------------------------------
Patricia T. Hayot                                             Lewis R. Smoot, Sr.
Director                                                      Director


--------------------------------------------
David P. Lauer
Director




* /s/ Michael J. McMennamin
------------------------------------------------------
      Michael J. McMennamin
      Attorney-in fact for each of the persons indicated

                                  CERTIFICATION


I, Thomas E. Hoaglin, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Huntington Bancshares Incorporated;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 20, 2003
       ----------------------

                                             /s/ Thomas E. Hoaglin
                                             -----------------------------
                                                 Thomas E. Hoaglin
                                                 Chief Executive Officer

                                  CERTIFICATION


I, Michael J. McMennamin, certify that:

         1. I have reviewed this annual report on Form 10-K/A of Huntington Bancshares Incorporated;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003
      ----------------------

                                   /s/ Michael J. McMennamin
                                   --------------------------------------------
                                       Michael J. McMennamin
                                       Chief Financial Officer

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

10.               Material contracts:

   (a).    *      Tier I Executive Agreement for certain executive officers --
                  previously filed as Exhibit 10(a) to Annual Report on Form
                  10-K for the year ended December 31, 2002, and incorporated herein by reference.

   (b).    *      Tier II Executive Agreement for certain executive officers
                  -- previously filed as Exhibit 10(b) to Annual Report on Form
                  10-K for the year ended December 31, 2002, and incorporated herein by reference.

   (c).    *      Schedule identifying material details of Executive
                  Agreements, substantially similar to Exhibits 10(a) and 10(b)
                  -- previously filed as Exhibit 10(c) to Annual Report on Form
                  10-K for the year ended December 31, 2002, and incorporated herein by reference.

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

   (h).    *      Deferred Compensation Plan and Trust for Directors --
                  reference is made to Exhibit 4(a) of August 16, 1995, and incorporated herein by reference. Post-Effective Amendment No.
                  2 to Registration Statement on Form S-8, Registration No.
                  33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

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

   (q)     *      Huntington Investment and Tax Savings Plan -- reference is made to Exhibit 4(a) of Post-effective Amendment No. 1 to
                  Registration Statement on Form S-8, Registration 33-46327, previously filed with the Securities and Exchange Commission on April 1, 1998.

   (r)     *      Huntington Bancshares Incorporated Employee Stock Incentive
                  Plan (incorporating changes made by first amendment to Plan) - reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration 333-75032, previously filed with the Securities and Exchange Commission on December 13, 2001.

   (s)     *      Second Amendment to Huntington Bancshares Incorporated
                  Employee Stock Incentive Plan -- previously filed as Exhibit
                  10(s) to Annual Report on Form 10-K for the year ended
                  December 31, 2002, and incorporated herein by reference.

   (t). Purchase and Assumption Agreement, dated September 25, 2001, among Huntington Bancshares Incorporated, The Huntington National Bank, and SunTrust Banks, Inc. - previously filed as
                  Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

21. Subsidiaries of the Registrant -- previously filed as Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

23.               Consent of Ernst & Young LLP, Independent Auditors.

24. Power of Attorney -- previously filed as Exhibit 24 to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the of Registration Statement on Form Sarbanes-Oxley Act of 2002 - signed by Thomas E. Hoaglin, Chief Executive Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - signed by Michael J. McMennamin, Chief Financial Officer.

99.3              Ratio of Earnings to Fixed Charges.


--------------------------
*Denotes management contract or compensatory plan or arrangement.