Form 10-Q
period 2003-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2003-05-20
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED MARCH 31, 2003


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

Yes   X                No
    =====                 ======

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X                No
    =====                 ======

There were 228,628,958 shares of Registrant's without par value common stock outstanding on April 30, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            March 31, 2003 and 2002 and December 31, 2002                           3

            Consolidated Statements of Income -
            For the three months ended March 31, 2003 and 2002                      4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the three months ended March 31, 2003 and 2002                      5

            Consolidated Statements of Cash Flows -
            For the three months ended March 31, 2003 and 2002                      6

            Notes to Unaudited Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                        17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             44

Item 4.     Controls and Procedures                                                44


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                       44-45

Signatures                                                                         46

Certifications                                                                     47-48

PART 1. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,            December 31,           March 31,
(in thousands)                                                              2003                   2002                 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)                                 (UNAUDITED)
ASSETS
Cash and due from banks                                                 $   865,724            $   969,483           $   654,312
Interest bearing deposits in banks                                           36,117                 37,300                29,537
Trading account securities                                                   22,715                    241                 4,040
Federal funds sold and securities
 purchased under resale agreements                                           46,456                 49,280                60,118
Loans held for sale                                                         513,638                528,379               184,353
Securities available for sale - at fair value                             3,680,260              3,403,369             2,869,826
Investment securities - fair value $7,075, $7,725,
 and $11,400, respectively                                                    6,908                  7,546                11,264
Total loans and leases                                                   18,956,724             18,645,189            16,291,064
     Less allowance for loan and lease losses                               337,017                336,648               340,851
------------------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                     18,619,707             18,308,541            15,950,213
------------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                                    1,999,524              2,252,445             3,010,194
Bank owned life insurance                                                   895,780                886,214               852,931
Premises and equipment                                                      333,142                341,366               362,135
Goodwill and other intangible assets                                        218,363                218,567               209,942
Customers' acceptance liability                                              10,004                 16,745                15,558
Accrued income and other assets                                             650,250                537,775               551,910
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $27,898,588            $27,557,251           $24,766,333
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                          $17,688,984            $17,499,326           $16,266,785
Short-term borrowings                                                     2,149,128              2,541,016             1,803,250
Bank acceptances outstanding                                                 10,004                 16,745                15,558
Medium-term notes                                                         2,473,006              2,045,123             1,969,398
Federal Home Loan Bank advances                                           1,253,000              1,013,000                17,000
Subordinated notes and other long-term debt                                 633,896                788,678               921,407
Company obligated mandatorily redeemable preferred
 capital securities of subsidiary trusts holding solely
 junior subordinated debentures of the Parent Company                       300,000                300,000               300,000
Accrued expenses and other liabilities                                    1,134,778              1,062,868             1,026,756
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                   25,642,796             25,266,756            22,320,154
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock - authorized 6,617,808 shares;
   none outstanding                                                             ---                    ---                   ---
  Common stock - without par value; authorized
   500,000,000 shares; issued 257,866,255
   shares; outstanding 228,641,557; 232,878,851,
   and 249,991,932 shares, respectively                                   2,483,258              2,484,421             2,486,832
  Less 29,224,698; 24,987,404 and 7,874,323
   treasury shares, respectively                                           (553,100)              (475,399)             (144,199)
  Accumulated other comprehensive income                                     54,630                 62,300                 9,484
  Retained earnings                                                         271,004                219,173                94,062
------------------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                           2,255,792              2,290,495             2,446,179
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $27,898,588            $27,557,251           $24,766,333
====================================================================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
--------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                              2003              2002
--------------------------------------------------------------------------------------------------------------

Interest and fee income
     Loans and leases                                                               $282,956          $283,708
     Securities                                                                       42,078            44,781
     Other                                                                             6,957             6,712
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                                331,991           335,201
--------------------------------------------------------------------------------------------------------------
Interest expense
     Deposits                                                                         80,817           109,967
     Short-term borrowings                                                            10,633            11,603
     Medium-term notes                                                                14,899            16,598
     Federal Home Loan Bank advances                                                   4,408               258
     Subordinated notes and other long-term debt                                       8,605            12,344
--------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                               119,362           150,770
--------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                                  212,629           184,431
Provision for loan and lease losses                                                   36,844            39,010
--------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES                        175,785           145,421
--------------------------------------------------------------------------------------------------------------
Operating lease income                                                               133,755           175,906
Service charges on deposit accounts                                                   39,592            38,530
Brokerage and insurance income                                                        15,497            17,605
Trust services                                                                        14,911            15,501
Mortgage banking                                                                      14,890            19,565
Bank Owned Life Insurance income                                                      11,137            11,676
Other service charges and fees                                                        10,338            10,632
Securities gains                                                                       1,198               457
Gain on sale of Florida operations                                                        --           175,344
Other                                                                                 26,237            13,884
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                                            267,555           479,100
--------------------------------------------------------------------------------------------------------------
Operating lease expense                                                              111,588           140,785
Personnel costs                                                                      121,743           114,285
Net occupancy                                                                         16,815            17,239
Outside data processing and other services                                            16,579            18,439
Equipment                                                                             16,412            16,949
Marketing                                                                              6,626             7,003
Professional services                                                                  6,331             5,401
Telecommunications                                                                     5,701             6,018
Printing and supplies                                                                  3,681             3,837
Restructuring charges                                                                     --            56,184
Other                                                                                 17,009            20,534
--------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                                           322,485           406,674
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                           120,855           217,847
Income taxes                                                                          32,023           124,706
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $ 88,832          $ 93,141
==============================================================================================================

  PER COMMON SHARE
     Net income
          Basic                                                                        $0.38             $0.37
          Diluted                                                                      $0.38             $0.37

     Cash dividends declared                                                           $0.16             $0.16

  AVERAGE COMMON SHARES
          Basic                                                                      231,355           250,749
          Diluted                                                                    232,805           251,953

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------

                                                          COMMON STOCK               TREASURY STOCK
                                                       ----------------------      ---------------------
(in thousands)                                         SHARES        AMOUNT         SHARES      AMOUNT
--------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
  Balance, beginning of period                         257,866     $2,490,724       (6,672)    $(123,849)
    Comprehensive Income:
    Net income
    Unrealized net holding losses on securities
     available for sale arising during the period,
     net of reclassification adjustment for net
     gains included in net income
    Unrealized losses on derivative instruments
     used in cash flow hedging relationships

      Total comprehensive income

    Cash dividends declared
    Stock options exercised                                            (3,892)         258         7,760
    Treasury shares purchased                                                       (1,460)      (28,110)
--------------------------------------------------------------------------------------------------------
  Balance, end of period (Unaudited)                   257,866     $2,486,832       (7,874)    $(144,199)
========================================================================================================
THREE MONTHS ENDED MARCH 31, 2003:
  BALANCE, BEGINNING OF PERIOD                         257,866     $2,484,421      (24,987)    $(475,399)
    COMPREHENSIVE INCOME:
    NET INCOME
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
     AVAILABLE FOR SALE ARISING DURING THE PERIOD,
     NET OF RECLASSIFICATION ADJUSTMENT FOR NET
     GAINS INCLUDED IN NET INCOME
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
     USED IN CASH FLOW HEDGING RELATIONSHIPS

      TOTAL COMPREHENSIVE INCOME

    CASH DIVIDENDS DECLARED
    STOCK OPTIONS EXERCISED                                            (1,163)          71         1,308
    TREASURY SHARES PURCHASED                                                       (4,300)      (79,119)
    OTHER                                                                               (9)          110
--------------------------------------------------------------------------------------------------------
  BALANCE, END OF PERIOD (UNAUDITED)                   257,866     $2,483,258      (29,225)    $(553,100)
========================================================================================================
-----------------------------------------------------------------------------------------------
                                                         ACCUMULATED
                                                           OTHER
                                                        COMPREHENSIVE    RETAINED
(in thousands)                                          INCOME (LOSS)    EARNINGS      TOTAL
-----------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
  Balance, beginning of period                             $25,488       $ 40,904    $2,433,267
    Comprehensive Income:
    Net income                                                             93,141        93,141
    Unrealized net holding losses on securities
     available for sale arising during the period,
     net of reclassification adjustment for net
     gains included in net income                          (14,800)                     (14,800)
    Unrealized losses on derivative instruments
     used in cash flow hedging relationships                (1,204)                      (1,204)
                                                                                     ----------
      Total comprehensive income                                                         77,137
                                                                                     ----------
    Cash dividends declared                                               (39,983)      (39,983)
    Stock options exercised                                                               3,868
    Treasury shares purchased                                                           (28,110)
-----------------------------------------------------------------------------------------------
  Balance, end of period (Unaudited)                       $ 9,484       $ 94,062    $2,446,179
===============================================================================================
THREE MONTHS ENDED MARCH 31, 2003:
  BALANCE, BEGINNING OF PERIOD                             $62,300       $219,173    $2,290,495
    COMPREHENSIVE INCOME:
    NET INCOME                                                             88,832        88,832
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
     AVAILABLE FOR SALE ARISING DURING THE PERIOD,
     NET OF RECLASSIFICATION ADJUSTMENT FOR NET
     GAINS INCLUDED IN NET INCOME                           (5,798)                      (5,798)
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
     USED IN CASH FLOW HEDGING RELATIONSHIPS                (1,872)                      (1,872)
                                                                                     ----------
      TOTAL COMPREHENSIVE INCOME                                                         81,162
                                                                                     ----------
    CASH DIVIDENDS DECLARED                                               (37,001)      (37,001)
    STOCK OPTIONS EXERCISED                                                                 145
    TREASURY SHARES PURCHASED                                                           (79,119)
    OTHER                                                                                   110
-----------------------------------------------------------------------------------------------
  BALANCE, END OF PERIOD (UNAUDITED)                       $54,630       $271,004    $2,255,792
===============================================================================================

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                           2003            2002
------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
  Net Income                                                                    $    88,832      $    93,141
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Provision for loan and lease losses                                              36,844           39,010
    Depreciation on operating lease assets                                           98,101          123,984
    Other depreciation and amortization                                              21,671           17,613
    Deferred income tax expense                                                      25,477            8,521
    (Increase) decrease in trading account securities                               (22,474)           9,352
    Decrease in mortgages held for sale                                              14,741          445,033
    Gains on sales of securities available for sale                                  (1,192)            (457)
    Gains on sales/securitizations of loans                                         (10,814)          (1,395)
    Gain on sale of Florida banking and insurance operations                            ---         (175,344)
    Restructuring charges                                                               ---           56,184
    Other, net                                                                     (102,777)          17,237
------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     148,409          632,879
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Decrease (increase) in interest bearing deposits in banks                           1,183           (8,332)
  Proceeds from:
    Maturities and calls of investment securities                                       640            1,056
    Maturities and calls of securities available for sale                           608,826          238,433
    Sales of securities available for sale                                          218,001          226,295
  Purchases of securities available for sale                                       (995,909)        (497,921)
  Proceeds from sales/securitizations of loans                                      680,564          110,128
  Net loan and lease originations, excluding sales                               (1,145,302)        (664,341)
  Net decrease (increase) in operating lease assets                                 154,820          (61,746)
  Proceeds from sale of premises and equipment                                        3,669           13,251
  Purchases of premises and equipment                                               (10,198)         (21,123)
  Proceeds from sales of other real estate                                            1,924            2,412
  Net cash paid related to sale of Florida banking and insurance operations             ---       (1,289,917)
------------------------------------------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                                       (481,782)      (1,951,805)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Increase in total deposits                                                        205,694          853,834
  Decrease in short-term borrowings                                                (391,888)        (152,676)
  Proceeds from issuance of medium-term notes                                       635,000          675,000
  Payment of medium-term notes                                                     (205,000)        (500,000)
  Proceeds from Federal Home Loan Bank advances                                     250,000              ---
  Maturity of Federal Home Loan Bank advances                                       (10,000)             ---
  Maturity of long-term debt                                                       (150,000)             ---
  Dividends paid on common stock                                                    (28,042)         (40,201)
  Repurchases of common stock                                                       (79,119)         (28,110)
  Net proceeds from issuance of common stock                                            145            3,868
------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                     226,790          811,715
------------------------------------------------------------------------------------------------------------
      CHANGE IN CASH AND CASH EQUIVALENTS                                          (106,583)        (507,211)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,018,763        1,221,641
------------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $   912,180      $   714,430
============================================================================================================

Supplemental disclosures:
  Income taxes paid                                                             $    42,865      $        60
  Interest paid                                                                     122,174          163,719
  Non-cash activities
    Mortgage loans securitized                                                      108,917              ---
    Common stock dividends accrued not paid                                          37,001           39,983

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's amended 2002 Annual Report on Form 10-K/A (2002 Annual Report), which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

     Certain amounts in the prior year's financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation changes current practice in the accounting for, and disclosure of, guarantees, which for Huntington apply generally to its standby letters of credit. The Interpretation requires certain guarantees to be recorded at fair value, which differs from the prior practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from current practice. The recognition requirements of this Interpretation were adopted prospectively January 1, 2003. The impact of adopting FIN 45 was not material.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25, which is the method currently used by Huntington.

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

     Huntington is reviewing the implications of Interpretation No. 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at March 31, 2003, included $1,014 million of indirect automobile loans, $110 million of cash, and

$1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in the securitization trust and its servicing asset related to the loans in the trust, with carrying values at March 31, 2003 of $154 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is substantially effective on a prospective basis for contracts entered into or modified after June 30, 2003.

NOTE 3 - RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On May 20, 2003, Huntington filed an amended 2002 Annual Report on Form 10-K/A that reflected the restatement of its prior period financial results for a reclassification of $2.3 billion of automobile leases at December 31, 2002 from the direct financing lease method to the operating lease method of accounting. The remaining $0.9 billion of automobile leases, as well as all future originations, are accounted for using the direct financing lease methodology. The financial statements, comments, and discussion contained in this report and as described below, reflect the impact of this reclassification and restatement.

     The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect the company from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect the company from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

     For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as Operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of March 31, 2003, $1.2 billion of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

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

     The fact that part of the auto lease portfolio is accounted for as operating leases, with the remainder, including all future production, being accounted for as direct financing leases, will impact the comparability of Huntington's financial statements between reporting periods. As leases originated before May 2002 and accounted for as operating leases run off, and as new originations are accounted for as direct financing leases, the level of operating lease income and operating lease expense will decline over future reporting periods while the level of interest income associated with direct financing leases will increase. Additionally, management will increase the provision for loan and lease losses, as appropriate, to provide the necessary level of reserves for new direct financing lease originations. Balance sheet classifications will also be impacted as the run off of the operating leases originated before the New Policy, as amended, reduces non-interest earning assets while the new direct financing lease originations covered under the New Policy, as amended, increase loans and leases.

     The change to operating lease accounting did not impact 2003 first quarter earnings per share. The change impacted negatively the 2002 first quarter earnings by $0.02 per share. The cumulative effect of the restatement on total equity as of December 31, 2002, was a reduction of $13.3 million. The following table reflects the previously reported amounts and the restated results by financial statement line in Huntington's balance sheets at December 31, 2002 and March 31, 2002, and income statement for the three months ended March 31, 2002:

----------------------------------------------------------------------------------------------------------
                                                    DECEMBER 31, 2002                 MARCH 31, 2002
                                               ---------------------------      --------------------------
                                                PREVIOUSLY                      PREVIOUSLY
(in thousands of dollars)                        REPORTED        RESTATED        REPORTED        RESTATED
----------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Total loans and leases                         $20,955,925     $18,645,189     $19,338,947     $16,291,064
Allowance for loan and lease losses                368,395         336,648         386,053         340,851
Net loans and leases                            20,587,530      18,308,541      18,952,894      15,950,213
Operating lease assets                                 ---       2,252,445             ---       3,010,194
Accrued income and other assets                    532,690         537,775         539,044         551,910
Total Assets                                    27,578,710      27,557,251      24,745,954      24,766,333
Accrued expenses and other liabilities           1,070,991       1,062,868       1,018,618       1,026,756
Total liabilities                               25,274,879      25,266,756      22,312,016      22,320,154
Retained earnings                                  232,509         219,172          81,821          94,062
Total shareholders' equity                       2,303,831       2,290,495       2,433,938       2,446,179
Total Liabilities and Shareholders' Equity     $27,578,710     $27,557,251     $24,745,954     $24,766,333

---------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002                                PREVIOUSLY
(in thousands of dollars)                                         REPORTED     RESTATED
---------------------------------------------------------------------------------------
INCOME STATEMENT:
Interest and fee income                                          $393,595     $335,201
Net interest income                                               242,825      184,431
Provision for loan and lease losses                                55,781       39,010
Net interest income after provision for loan and lease losses     187,044      145,421
Operating lease income                                                ---      175,906
Other non-interest income                                          12,118       13,884
Total non-interest income                                         301,428      479,100
Operating lease expense                                               ---      140,785
Other non-interest expense                                         18,215       20,534
Total non-interest expense                                        263,570      406,674
Income before income taxes                                        224,902      217,847
Income taxes                                                      127,175      124,706
Net income                                                       $ 97,727     $ 93,141

Earnings per share:
  Basic                                                          $   0.39     $   0.37
  Diluted                                                        $   0.39     $   0.37

OTHER INFORMATION -
Net charge-offs                                                  $ 55,781     $ 42,972

NOTE 4 - SECURITIES AVAILABLE FOR SALE

     Securities available for sale at March 31, 2003 and December 31, 2002 were as follows:

----------------------------------------------------------------------------------------------------
                                                  MARCH 31, 2003                DECEMBER 31, 2002
----------------------------------------------------------------------------------------------------
                                              Amortized                    Amortized
(in thousands of dollars)                       Cost        Fair Value        Cost        Fair Value
----------------------------------------------------------------------------------------------------
U.S. Treasury
  Under 1 year                               $      325     $      333     $      ---     $      ---
  1-5 years                                      12,584         13,150         13,434         14,066
  6-10 years                                     44,304         45,494          4,704          5,367
  Over 10 years                                     412            477            412            479
----------------------------------------------------------------------------------------------------
     Total                                       57,625         59,454         18,550         19,912
----------------------------------------------------------------------------------------------------
Federal agencies
  Mortgage-backed securities
  1-5 years                                      18,005         18,560         34,196         35,166
  6-10 years                                    312,462        319,484        264,219        270,779
  Over 10 years                                 910,621        926,760        873,552        901,417
----------------------------------------------------------------------------------------------------
     Total                                    1,241,088      1,264,804      1,171,967      1,207,362
----------------------------------------------------------------------------------------------------
Other agencies
  Under 1 year                                  102,118        105,140         34,923         35,966
  1-5 years                                     438,875        460,112        758,032        783,533
  6-10 years                                     62,530         63,630         95,617         97,095
  Over 10 years                                 804,591        812,903        477,185        483,816
----------------------------------------------------------------------------------------------------
     Total                                    1,408,114      1,441,785      1,365,757      1,400,410
----------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal Agencies      2,706,827      2,766,043      2,556,274      2,627,684
----------------------------------------------------------------------------------------------------
Other
  Under 1 year                                    6,668          6,706          7,133          7,183
  1-5 years                                      61,932         62,745         62,939         63,886
  6-10 years                                     58,471         59,922         49,581         51,046
  Over 10 years                                 574,979        575,789        451,108        449,958
  Retained interest in securitizations          147,821        163,310        146,160        159,978
  Marketable equity securities                   44,679         45,745         42,846         43,634
----------------------------------------------------------------------------------------------------
     Total                                      894,550        914,217        759,767        775,685
----------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE          $3,601,377     $3,680,260     $3,316,041     $3,403,369
====================================================================================================

NOTE 5 - OPERATING LEASE ASSETS

     Operating lease assets at March 31, 2003 and 2002 and December 31, 2002, were as follows:

--------------------------------------------------------------------------------------------
                                                 MARCH 31,      DECEMBER 31,      MARCH 31,
(in thousands of dollars)                          2003            2002              2002
--------------------------------------------------------------------------------------------
Cost of automobiles under operating leases     $ 3,007,188      $ 3,260,897      $ 3,967,280
Accumulated depreciation                        (1,007,664)      (1,008,452)        (957,086)
--------------------------------------------------------------------------------------------
OPERATING LEASE ASSETS, NET                    $ 1,999,524      $ 2,252,445      $ 3,010,194
============================================================================================

     Depreciation expense related to leased automobiles was $98.1 million and $124.0 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 6 - COMPREHENSIVE INCOME

     The components of Huntington's Other Comprehensive Income are the unrealized gains (losses) on securities available for sale, unrealized gains (losses) on derivative instruments used in cash flow hedging relationships, and minimum pension liability. The related before and after tax amounts in each of the three months ended March 31 were as follows:

---------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
---------------------------------------------------------------------------------------
(in thousands of dollars)                                          2003          2002
---------------------------------------------------------------------------------------
Minimum pension liability:
  Unrealized net loss                                             $   ---      $    ---
  Related tax benefit                                                 ---           ---
---------------------------------------------------------------------------------------
    Net                                                               ---           ---
---------------------------------------------------------------------------------------
Unrealized holding losses on securities available
 for sale arising during the period:
  Unrealized net losses                                            (7,722)      (22,312)
  Related tax benefit                                               2,703         7,809
---------------------------------------------------------------------------------------
    Net                                                            (5,019)      (14,503)
---------------------------------------------------------------------------------------
Unrealized holding losses on derivatives used in cash flow
 hedging relationships arising during the period:
  Unrealized net losses                                            (2,880)       (1,852)
  Related tax benefit                                               1,008           648
---------------------------------------------------------------------------------------
    Net                                                            (1,872)       (1,204)
---------------------------------------------------------------------------------------
Less: Reclassification adjustment for net gains from sales
 of securities available for sale realized during the period:
  Realized net gains                                                1,198           457
  Related tax expense                                                (419)         (160)
---------------------------------------------------------------------------------------
    Net                                                               779           297
---------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME                                  $(7,670)     $(16,004)
=======================================================================================

     Activity in Accumulated Other Comprehensive Income for the three months ended March 31, 2003 and 2002 was as follows:

------------------------------------------------------------------------------------------------------
                                                                        UNREALIZED GAINS
                                                UNREALIZED GAINS    (LOSSES) ON DERIVATIVE
                                   MINIMUM        (LOSSES) ON         INSTRUMENTS USED IN
                                   PENSION         SECURITIES          CASH FLOW HEDGING
(in thousands of dollars)         LIABILITY    AVAILABLE FOR SALE         RELATIONSHIPS         TOTAL
------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          $ ---           $ 29,469                $(3,981)          $ 25,488
Period change                         ---            (14,800)                (1,204)           (16,004)
------------------------------------------------------------------------------------------------------
Balance, March 31, 2002             $ ---           $ 14,669                $(5,185)          $  9,484
======================================================================================================
Balance, December 31, 2002          $(195)          $ 56,856                $ 5,639           $ 62,300
Current-period change                 ---             (5,798)                (1,872)            (7,670)
------------------------------------------------------------------------------------------------------
Balance, March 31, 2003             $(195)          $ 51,058                $ 3,767           $ 54,630
======================================================================================================

NOTE 7 - EARNINGS PER SHARE

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the months ended March 31 is as follows:

---------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                      MARCH 31,
---------------------------------------------------------------------
(in thousands, except per share amounts)          2003          2002
---------------------------------------------------------------------
NET INCOME                                      $ 88,832     $ 93,141
=====================================================================
Average common shares outstanding                231,355      250,749
Dilutive effect of common stock equivalents        1,450        1,204
---------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES OUTSTANDING        232,805      251,953
=====================================================================
EARNINGS PER SHARE
  Basic                                         $   0.38     $   0.37
  Diluted                                       $   0.38     $   0.37

     The average market price of Huntington's common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington's common stock for the period.

     Approximately 7.6 million and 5.6 million stock options were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $22.21 per share and $23.34 per share at the end of the same respective periods.

     At March 31, 2003, a total of 530,826 common shares associated with a 2002 acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met.

NOTE 8 - STOCK-BASED COMPENSATION

     Huntington's stock-based compensation plans are accounted for based on the intrinsic value method promulgated by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25.

     Huntington will adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148. Huntington is currently evaluating which of the three methods under the transitional guidance it will adopt in 2003.

     The following pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in each of the quarters presented:

--------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
--------------------------------------------------------------------------------------------
                                                                      2003            2002
--------------------------------------------------------------------------------------------
STOCK OPTIONS OUTSTANDING AT PERIOD END (IN THOUSANDS)                17,637          13,928

ASSUMPTIONS
  Risk-free interest rate                                               4.15%           4.13%
  Expected dividend yield                                               3.34%           3.34%
  Expected volatility of Huntington's common stock                      33.8%           33.8%

PRO FORMA RESULTS (IN MILLIONS OF DOLLARS)
  Net income, as reported                                            $  88.8         $  93.1
  Less pro forma expense, net of tax, related to options granted         3.0             3.7
--------------------------------------------------------------------------------------------
  PRO FORMA NET INCOME                                               $  85.8         $  89.4
============================================================================================
  NET INCOME PER COMMON SHARE:
    Basic, as reported                                               $  0.38         $  0.37
    Basic, pro forma                                                    0.37            0.36
    Diluted, as reported                                                0.38            0.37
    Diluted, pro forma                                                  0.37            0.35

NOTE 9 - 2002 RESTRUCTURING CHARGES

     During the first quarter of 2002, Huntington recorded pre-tax restructuring charges of $56.2 million related to the implementation of strategic initiatives announced July 2001. These charges included expenses of $32.7 million related to the sale of the Florida operations, $8.0 million for asset impairment, $4.3 million for the exit of certain e-commerce activities, $1.8 million related to facilities, and $9.4 million for other costs. These charges amounted to $36.5 million, or $0.14 per share, on an after-tax basis and are reflected in Non-interest expense in the accompanying unaudited consolidated financial statements.

     Huntington has a remaining reserve for restructuring of $10.6 million at March 31, 2003. Huntington expects that this remaining reserve will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities contemplated by Huntington's 2001 strategic refocusing plan.

NOTE 10 - 2002 SALE OF FLORIDA BANKING AND INSURANCE OPERATIONS

     On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $175.3 million and is reflected in Non-interest income. The after-tax gain was $56.7 million, or $0.23 per share. Income taxes related to this transaction were $118.6 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

     On July 2, 2002, Huntington also completed the sale of its Florida insurance operations, The J. Rolfe Davis Insurance Agency, Inc., to members of its management. The sale had no material gain or impact to net income, though it affected selected Non-interest income and Non-interest expense categories.

NOTE 11 - SEGMENT REPORTING

     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes Huntington's Treasury function and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington's management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington's organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions.

     Accounting policies for the lines of business are the same as those used in the preparation of the unaudited consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Changes are made in these methodologies utilized for certain balance sheet and income statement allocations performed by Huntington's management reporting system, as appropriate. Prior periods are typically not restated for these changes.

     The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision-making purposes. Operating earnings exclude the 2002 gain from the sale of the Florida operations, the historical Florida banking and insurance operating results, and the 2002 restructuring charges. See Note 9 to the unaudited consolidated financial statements for further discussions regarding the 2002 restructuring charges and
Note 10 regarding the 2002 sale of the Florida banking and insurance operations. The financial information that follows is inclusive of the above adjustments in 2002 on an after-tax basis to reflect the reconciliation to reported net income.

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

TREASURY / OTHER: This segment includes assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets, the 2002 gain on sale of the Florida operations, the 2002 restructuring charges, and other gains or losses not allocated to other business segments are also a component.

     Listed below is certain reported financial information reconciled to Huntington's first quarter 2003 and 2002 operating results by line of business.

-----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                    Regional       Dealer                    Treasury/     Huntington
(in thousands of dollars)                             Banking        Sales         PFG          Other      Consolidated
-----------------------------------------------------------------------------------------------------------------------
2003
Net interest income                                  $148,542      $ 23,067      $ 9,516      $ 31,504       $212,629
Provision for loan and lease losses                    23,542        11,389        1,913           ---         36,844
Non-Interest income                                    75,361       149,655       27,210        15,329        267,555
Non-Interest expense                                  144,989       135,279       26,616        15,601        322,485
Income taxes                                           19,381         9,119        2,869           654         32,023
-----------------------------------------------------------------------------------------------------------------------
  Operating earnings/Net income, as reported         $ 35,991      $ 16,935      $ 5,328      $ 30,578       $ 88,832
=======================================================================================================================
2002
Net interest income                                  $159,113      $ (5,340)     $ 7,818      $ 22,840       $184,431
Provision for loan and lease losses                    27,813         9,610        1,587           ---         39,010
Non-Interest income                                    79,150       180,218       31,112       188,620        479,100
Non-Interest expense                                  149,863       161,236       25,010        70,565        406,674
Income taxes                                           21,297         1,411        4,316        97,682        124,706
-----------------------------------------------------------------------------------------------------------------------
  Net income, as reported                              39,290         2,621        8,017        43,213         93,141
-----------------------------------------------------------------------------------------------------------------------
  Florida operating results, net of tax                   762           794          320        (3,933)        (2,057)
  Gain on sale of Florida operations, net of tax          ---           ---          ---        56,790         56,790
  Restructuring charges, net of tax                       ---           ---          ---        36,519         36,519
-----------------------------------------------------------------------------------------------------------------------
  Operating earnings                                 $ 38,528      $  1,827      $ 7,697      $ 26,875       $ 74,927
=======================================================================================================================

----------------------------------------------------------------------------------------------
                                    TOTAL ASSETS AT MARCH 31,      TOTAL DEPOSITS AT MARCH 31,
PERIOD-END BALANCE SHEET DATA      ---------------------------     ---------------------------
(in millions of dollars)             2003               2002         2003                2002
----------------------------------------------------------------------------------------------
Regional Banking                   $14,268             $12,987     $15,403             $15,036
Dealer Sales                         6,948               6,553          67                  51
PFG                                  1,267                 964         959                 727
Treasury / Other                     5,416               4,262       1,260                 453
----------------------------------------------------------------------------------------------
  Total                            $27,899             $24,766     $17,689             $16,267
==============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The following discussion and analysis provides investors and others with information that management believes to be necessary for an understanding of Huntington's financial condition, changes in financial condition, results of operations, and cash flows, and should be read in conjunction with the financial statements, notes and other information contained in this document.

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

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's amended 2002 Annual Report on Form 10-K/A (2002 Annual Report) and other factors described from time to time in other filings with the Securities and Exchange Commission.

     Management encourages readers of this interim report to understand forward-looking statements to be strategic objectives rather than absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. Huntington does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On May 20, 2003, Huntington filed an amended 2002 Annual Report on Form 10-K/A that reflected the restatement of its prior period financial results for a reclassification of $2.3 billion of automobile leases at December 31, 2002 from the direct financing lease method to the operating lease method of accounting. The remaining $0.9 billion of automobile leases, as well as all future originations, are accounted for using the direct financing lease methodology. The financial statements, comments, and discussion contained in this report and as described below, reflect the impact of this reclassification and restatement.

     The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect the company from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect the company from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

     For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Staff of the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of March 31, 2003, $1.2 billion of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

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

     The fact that part of the auto lease portfolio is accounted for as operating leases, with the remainder, including all future production, being accounted for as direct financing leases, will impact the comparability of Huntington's financial statements between reporting periods. As leases originated before April 2002, accounted for as operating leases run off, and as new originations are accounted for as direct financing leases, the level of operating lease income and operating lease expense will decline over future reporting periods while the level of interest income associated with direct financing leases will increase. Additionally, management will increase the provision for loan and lease losses as appropriate over time to provide the necessary level of reserves for new direct financing lease originations. Balance sheet classifications will also be impacted as the run off of the operating leases originated before the New Policy, as amended, reduces non-interest earning assets while the new direct financing lease originations covered under the New Policy, as amended, increase loans and leases.

     As a result, Huntington restated its consolidated financial statements for the interim periods in 2002 and 2001, and each of the years 1997 through 2000, and filed an amended 2002 Annual Report with the SEC on May 20, 2003.

     The results of the restatement are reflected in the unaudited consolidated financial statements, notes to the unaudited consolidated financial statements, and management's discussion and analysis for all current and prior periods reported in this Form 10-Q. Note 3 in the notes to the unaudited consolidated financial statements contains additional information regarding the restatement.

CRITICAL ACCOUNTING POLICIES

     Note 1 to the consolidated financial statements included in Huntington's amended 2002 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the most significant accounting estimates and their related application in Huntington's amended 2002 Annual Report.

SPECIAL PURPOSE ENTITIES (SPEs)

     Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.1 billion at March 31, 2003. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. Under current GAAP, these trusts are not required to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts are not included on Huntington's balance sheets at March 31. See Note 10 to the consolidated financial statements in Huntington's amended 2002 Annual Report for more information regarding securitized loans.

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This Interpretation may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     Huntington is reviewing the implications of Interpretation No. 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at March 31, 2003, included $1,014 million of indirect automobile loans, $110 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in that securitization trust and its servicing asset related to the loans in the trust, with carrying values at March 31, 2003 of $154 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

DERIVATIVES AND OTHER OFF BALANCE SHEET ARRANGEMENTS

     Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to mitigate the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities.

     Like other financial organizations, Huntington uses various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers, to sell loans, and to maintain obligations under operating-type noncancelable leases for its facilities. Derivatives and other off-balance sheet arrangements are discussed under the "Interest Rate Risk Management" section of this interim report and in the notes to the unaudited consolidated financial statements.

RELATED PARTY TRANSACTIONS

     Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. A summary of the indebtedness of management can be found in Note 9 to Huntington's amended 2002 Annual Report. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

SUMMARY DISCUSSION OF RESULTS

     Huntington's first quarter 2003 earnings were $88.8 million, or $0.38 per common share, down $4.3 million, or 5%, from earnings of $93.1 million, or $0.37 per common share, in the 2002 first quarter, and up $14.4 million, or 19%, from earnings of $74.4 million, or $0.32 per common share, in the 2002 fourth quarter.

     The decrease in earnings compared to the year-ago quarter was a result of the sale of Huntington's Florida banking and insurance operations and related charges which occurred in the 2002 first quarter, as discussed in more detail below. Excluding the impact of these items, Huntington's first quarter 2003 earnings were up $13.9 million ($19.0 million pre-tax), or 19%, from earnings in the first quarter 2002 of $74.9 million ($101.9 million pre-tax), or $0.30 per common share. The primary drivers of this $19.0 million increase in pre-tax earnings from the year-ago quarter were a $13.3 million, or 3%, increase in fully taxable equivalent revenue and a $9.7 million, or 3%, decrease in non-interest expense, partially offset by a $3.0 million, or 9%, increase in the provision for loan and lease losses.

     In July 2001, Huntington announced significant strategic initiatives, primarily the plan to sell its Florida banking and insurance operations, the implementation of which had a material impact on Huntington's performance results. The sale of the Florida banking operations, completed on February 15, 2002, included 143 banking offices and 456 ATMs with approximately $2.8 billion in loans and leases and other tangible assets and $4.8 billion in deposits and other liabilities. The 2002 first quarter's results included a $175.3 million pre-tax gain ($56.7 million after tax, or $0.23 per common share) from the sale of the Florida banking operations, a $4.1 million pre-tax loss ($2.7 million after tax loss, or $0.01 loss per common share) from the Florida banking operations through the mid-February sale, as well as $56.2 million pre-tax ($36.5 million after tax, or $0.14 per common share) in restructuring charges. The sale of the J. Rolfe Davis Insurance Agency, Inc., Huntington's Florida-based insurance operations, was completed on July 2, 2002. The year-ago quarter included the following items associated with these businesses: fully taxable equivalent net interest income of $9.7 million pre-tax, a provision for loan losses of $5.2 million pre-tax, non-interest income of $10.6 million pre-tax excluding the $175.3 million pre-tax gain, and non-interest expense of $18.3 million pre-tax excluding $56.2 million pre-tax in restructuring charges. These items plus the gain and restructuring charges, resulted in net income of $116.0 million pre-tax, or $18.2 million after tax, or $0.07 per share.

     A reconciliation of the differences in Huntington's income statements and balance sheets between the 2002 first quarter on a GAAP basis and as adjusted to exclude the impact of the sale of the Florida banking and insurance operations and related charges, referred to as an "operating basis", is presented in Tables 18 and 19 on pages 42 and 43 of this report, respectively.

     Net interest income on a fully taxable equivalent basis increased $29.1 million, or 16%, from the year-ago quarter, reflecting a 10% increase in average earning assets and an 18 basis point, or an effective 5%, increase in the fully taxable equivalent net interest margin to 3.81% from 3.63%. Excluding the impact of the sale of Huntington's Florida banking operations, net interest income on a fully taxable equivalent basis increased $38.8 million, or 22%, reflecting an 18% increase in average earning assets, and a 12 basis point, or an effective 3%, increase in the net interest margin to 3.81% from 3.69%.

     Non-interest income decreased $211.5 million, or 44%, from the first quarter 2002, reflecting primarily the $175.3 gain on the sale of the Florida banking operations in the year-ago quarter. Non-interest income decreased $25.6 million, or 9%, from the year-ago quarter excluding from the year-ago quarter the gain from the sale of the Florida banking operations and Florida banking and insurance operating results. This decrease reflected declines in operating lease and mortgage banking income, partially offset by increases in service charges on deposit accounts, brokerage and insurance fees, other service charges and fees, and other income, which included a $7.0 million gain from the sale of $560 million of automobile loans late in the 2003 first quarter.

     The provision for loan and lease losses declined $2.2 million, or 6%, reflecting the sale of the Florida banking operations in the year-ago first quarter. Adjusting the year-ago first quarter to exclude the impact of this sale, the provision for loan and lease losses increased $3.0 million, or 9%, reflecting primarily loan and lease growth exclusive of Florida.

     Non-interest expense declined $84.2 million, or 21%, as the year-ago quarter included $56.2 million of restructuring charges, and was down $28.0 million, or 8%, excluding the impact of these charges. These decreases were primarily driven by a $29.2 million, or 21%, decrease in operating lease expense. Other expense items contributing to the decline were outside data processing and other services, down $1.9 million, or 10%, and other expense, down $3.5 million, or 17%. The only expense that was up appreciably was personnel costs, which increased $7.5 million, or 7%. Excluding from the year-ago quarter the impact of the sale of Huntington's Florida banking and insurance operations in addition to the restructuring charges, non-interest expense was down $9.7 million, or 3%. The primary driver of this decrease was a $29.2 million decline in operating lease expense, partially offset by a $17.4 million, or 17%, increase in personnel costs, and to a smaller degree, increases in net occupancy, professional services, and equipment.

     First quarter 2003 return on average equity (ROE) was 16.1%, slightly higher than 15.8% in the year-ago quarter, though the return on average assets
(ROA) of 1.31% was down from 1.42% a year earlier. The efficiency ratio for the first quarter 2003 was 67.0%. Excluding the impact of the sale of Florida banking and insurance operations and related items, ROE in the year-ago quarter was 12.7%, with ROA and the efficiency ratio at 1.22% and 70.8%, respectively.

--------------------------------------------------------------------------------
TABLE 1 - SELECTED QUARTERLY INCOME STATEMENT DATA (1)

                                                       2003                                       2002
-------------------------------------------------------------        ----------------------------------------------------------
(in thousands, except per share amounts)              FIRST           Fourth           Third            Second          First
-------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                $331,991        $341,446         $339,378         $322,909        $335,201
Total Interest Expense                                119,362         131,191          133,894          131,928         150,770
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   212,629         210,255          205,484          190,981         184,431
Provision for loan and lease losses                    36,844          51,236           54,304           49,876          39,010
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                 175,785         159,019          151,180          141,105         145,421
-------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                133,755         143,465          154,367          168,047         175,906
Service charges on deposit accounts                    39,592          41,177           37,460           35,354          38,530
Brokerage and insurance income                         15,497          13,941           13,664           16,899          17,605
Trust services                                         14,911          15,306           14,997           16,247          15,501
Mortgage banking                                       14,890          11,410            6,289           10,725          19,565
Bank Owned Life Insurance income                       11,137          11,443           11,443           11,443          11,676
Other service charges and fees                         10,338          10,890           10,837           10,529          10,632
Securities gains                                        1,198           2,339            1,140              966             457
Gain on sale of Florida operations                        ---             ---              ---              ---         175,344
Merchant Services gain                                    ---             ---           24,550              ---             ---
Other                                                  26,237          21,620           21,323           17,811          13,884
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                             267,555         271,591          296,070          288,021         479,100
-------------------------------------------------------------------------------------------------------------------------------
Operating lease expense                               111,588         120,747          125,743          131,695         140,785
Personnel costs                                       121,743         113,852          107,477          105,146         114,285
Net occupancy                                          16,815          13,454           14,815           14,756          17,239
Outside data processing and other services             16,579          17,209           15,128           16,592          18,439
Equipment                                              16,412          17,337           17,378           16,659          16,949
Marketing                                               6,626           6,186            7,491            7,231           7,003
Professional services                                   6,331           8,026            6,083            6,267           5,401
Telecommunications                                      5,701           5,714            5,609            5,320           6,018
Printing and supplies                                   3,681           3,999            3,679            3,683           3,837
Restructuring charges                                     ---             ---              ---              ---          56,184
Other                                                  17,009          25,005           19,050           20,683          20,534
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                            322,485         331,529          322,453          328,032         406,674
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            120,855          99,081          124,797          101,094         217,847
Income taxes                                           32,023          24,687           33,193           27,169         124,706
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $ 88,832        $ 74,394         $ 91,604         $ 73,925        $ 93,141
===============================================================================================================================

PER COMMON SHARE
  Net Income - Diluted                               $   0.38        $   0.32         $   0.38         $   0.30        $   0.37
  Cash Dividends Declared                            $   0.16        $   0.16         $   0.16         $   0.16        $   0.16

RETURN ON:
  Average total assets                                   1.31%           1.10%            1.41%            1.19%           1.42%
  Average total shareholders' equity                     16.1%           13.2%            15.9%            12.6%           15.8%
Net interest margin                                      3.81%           3.83%            3.98%            3.91%           3.63%
Efficiency ratio (2)                                     67.0%           68.8%            67.6%            68.4%           71.4%
Effective tax rate                                       26.5%           24.9%            26.6%            26.9%           57.2%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                  $212,629        $210,255         $205,484         $190,981        $184,431
Tax Equivalent Adjustment (3)                           2,096           1,869            1,096            1,071           1,169
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                   214,725         212,124          206,580          192,052         185,600
Non-Interest Income                                   267,555         271,591          296,070          288,021         479,100
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                        $482,280        $483,715         $502,650         $480,073        $664,700
===============================================================================================================================

TOTAL REVENUE EXCLUDING SECURITIES GAINS             $481,082        $481,376         $501,510         $479,107        $664,243
===============================================================================================================================

(1) Each of the quarters in 2002 have been restated. Please see note 3 to the unaudited consolidated financial statements for further information.

(2) Excludes gain on sale of Florida operations, Merchant Services gain, and securities gains from revenue, and restructuring charges and amortization of intangible assets from expenses.

(3)    Calculated assuming a 35% tax rate.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 First Quarter versus 2002 First Quarter

     Net interest income on a fully-taxable equivalent basis was $214.7 million in the 2003 first quarter, up $29.1 million, or 16%, from the year-ago quarter reflecting 10% growth in average earning assets, primarily loans and leases, and an 18 basis point, or an effective 5%, increase in the fully taxable equivalent net interest margin to 3.81% from 3.63%. Excluding the impact of the sold Florida banking operations in the year-ago quarter, net interest income on a fully taxable equivalent basis was up $38.8 million, or 22%, driven by a $3.5 billion, or 18%, increase in average earning assets, and a 12 basis point, or an effective 3%, increase in the net interest margin to 3.81% from 3.69%. (See Tables 18 and 19 on page 42 and 43). The increase in the net interest margin, excluding the impact of the Florida operations, reflected the positive impact of the lower rate environment between the two periods, and a higher percentage of wholesale funding. However, the margin declined in each of the last two quarters as it became increasingly difficult to lower funding costs commensurate with the decline on earning asset yields.

     Average loans and leases in the 2003 first quarter were $19.0 billion, up $1.6 billion, or 9%, from the year-ago quarter reflecting $2.9 billion, or 18%, growth in average non-Florida-related loans and leases, partially offset by the $1.4 billion in average loans and leases sold with the Florida banking operations in the year-ago quarter. The $2.9 billion growth in average loans and leases excluding the sold Florida loans and leases reflected a 9% increase in commercial real estate loans and a $2.7 billion, or 39%, increase in average consumer loans. This growth in consumer loans came from residential mortgages (up 72%) and home equity loans (up 16%) reflecting the increased demand due to the low interest rate environment, and automobile loans and direct financing leases (up 56%). The growth in automobile loans and leases reflected annualized growth in automobile loans of 21%. Direct financing leases averaged $1.0 billion in the 2003 first quarter, up $0.9 billion from the year-ago quarter, reflecting the amendment to the new policy as described in Note 3 to the unaudited consolidated financial statements. Prior to May 2002, all leases were reflected as operating leases. Average commercial loans, excluding sold Florida loans from the year-ago quarter, were essentially unchanged reflecting a combination of factors including continued weakness in the economy, as well as planned reductions in shared national credits and the sale of certain commercial loans in the 2002 fourth quarter.

     During the recent quarter, Huntington sold $560 million of auto loans as part of a plan to reduce exposure to the automobile financing business. This sale had no material impact on average loan and lease balances, however, as the transaction occurred late in the quarter.

     Average core deposits were $15.0 billion in the 2003 first quarter, down $1.3 billion, or 8%, from the year-ago quarter, as a result of the $2.3 billion in average core deposits sold with the Florida banking operations in the year-ago quarter, partially offset by growth of $1.0 billion, or 7%, in non-Florida-related core deposits. The $1.0 billion increase in average non-Florida-related core deposits reflected very strong growth in average interest bearing demand deposits, which increased $1.2 billion, or 28%, from the year-ago quarter, as retail certificates of deposit (CDs) declined $0.4 billion, or 10%, reflecting planned reductions in these higher cost deposits.

--------------------------------------------------------------------------------
TABLE 2 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN
          ANALYSIS
(in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                             AVERAGE BALANCES                           AVERAGE RATES (3)
                                              -----------------------------------------------  -------------------------------------
                                                2003                     2002                   2003               2002
-----------------------------------------------------   -------------------------------------  -----   -----------------------------
Fully Tax Equivalent Basis (1)                 FIRST    Fourth     Third    Second     First   FIRST   Fourth  Third  Second   First
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks            $    37   $    34   $    35   $    29   $    34   1.61%   1.93%  2.06%   2.44%   2.02%
Trading account securities                         12         9         7         6         5   4.63    3.37   4.95    5.37    2.79
Federal funds sold and securities purchased
 under resale agreements                           57        83        76        68        62   2.14    1.83   1.40    1.51    1.43
Mortgages held for sale                           459       467       267       174       381   5.56    5.84   6.57    7.07    6.51
Securities:
  Taxable                                       3,014     3,029     2,953     2,735     2,713   5.17    5.53   6.01    6.33    6.43
  Tax exempt                                      275       234       108        96       101   7.22    7.15   7.52    7.69    7.76
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities                            3,289     3,263     3,061     2,831     2,814   5.34    5.64   6.07    6.37    6.48
------------------------------------------------------------------------------------------------------------------------------------
Loans and Leases: (2)
  Commercial                                    5,621     5,553     5,502     5,614     6,045   5.51    5.76   5.86    5.84    5.75
  Real Estate
    Construction                                1,188     1,071     1,248     1,259     1,291   4.23    4.26   4.70    5.14    4.99
    Commercial                                  2,565     2,601     2,316     2,233     2,364   5.76    5.92   6.31    6.54    6.80
  Consumer
    Automobile loans and leases                 4,136     3,745     3,264     2,764     2,822   8.09    8.57   9.73    9.69    8.86
    Home equity                                 3,239     3,168     3,062     2,911     3,209   5.35    5.82   5.96    6.05    6.56
    Residential mortgage                        1,841     1,702     1,492     1,390     1,185   5.62    5.69   5.96    6.21    6.62
    Other loans                                   388       398       404       413       482   7.47    8.14   8.58    8.62    8.59
------------------------------------------------------------------------------------------------------------------------------------
    Total Consumer                              9,604     9,013     8,222     7,478     7,698   6.67    7.04   7.58    7.57    7.54
------------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                         18,978    18,238    17,288    16,584    17,398   6.05    6.33   6.66    6.66    6.63
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses               349       386       367       357       371
---------------------------------------------------------------------------------------------
Net loans and leases                           18,629    17,852    16,921    16,227    17,027
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                           22,832    22,094    20,734    19,692    20,694   5.92%   6.19%  6.54%   6.60%   6.58%
------------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                          2,126     2,382     2,657     2,906     3,041
Cash and due from banks                           740       717       763       722       819
Intangible assets                                 218       225       202       213       536
All other assets                                1,844     1,811     1,792     1,796     1,851
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                  $27,411   $26,843   $25,781   $24,972   $26,570
=============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
  Non-interest bearing deposits               $ 2,958   $ 2,955   $ 2,868   $ 2,739   $ 3,041
  Interest bearing demand deposits              5,597     5,305     5,269     4,920     5,148   1.47%   1.57%  1.77%   1.84%   1.80%
  Savings deposits                              2,771     2,746     2,766     2,808     3,097   1.89    1.73   1.81    1.83    1.87
  Other domestic time deposits                  3,671     4,002     4,167     4,226     5,015   3.91    4.26   4.40    4.51    4.88
------------------------------------------------------------------------------------------------------------------------------------
    Total core deposits                        14,997    15,008    15,070    14,693    16,301   2.31    2.50   2.68    2.78    2.98
------------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more        743       735       777       844     1,052   2.86    3.29   3.29    3.33    3.58
Brokered time deposits and negotiable CDs       1,155     1,057       907       649       302   1.98    2.25   2.37    2.48    2.48
Foreign time deposits                             515       409       370       296       270   1.06    1.29   1.43    1.38    1.91
------------------------------------------------------------------------------------------------------------------------------------
  Total deposits                               17,410    17,209    17,124    16,482    17,925   2.27    2.49   2.66    2.77    2.99
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                           2,347     2,515     2,108     1,886     1,998   1.84    1.86   1.88    1.97    2.36
Medium-term notes                               2,233     1,832     1,752     1,910     1,967   2.71    3.26   3.37    3.21    3.43
Federal Home Loan Bank advances                 1,216       848       228        14        17   1.47    1.84   2.04    5.97    6.10
Subordinated notes and other long-term debt,
 including preferred capital securities           937     1,147     1,215     1,215     1,216   3.72    3.80   3.99    4.03    4.12
------------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities           21,185    20,596    19,559    18,768    20,082   2.29%   2.53%  2.73%   2.82%   3.04%
------------------------------------------------------------------------------------------------------------------------------------
All other liabilities                           1,029     1,059     1,075     1,114     1,063
Shareholders' equity                            2,239     2,233     2,279     2,351     2,384
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $27,411   $26,843   $25,781   $24,972   $26,570
=============================================================================================
Net interest rate spread                                                                        3.63%   3.66%  3.82%  3.78%   3.54%
Impact of non-interest bearing funds on margin                                                  0.18    0.17   0.16   0.13    0.09
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                                             3.81%   3.83%  3.98%  3.91%   3.63%
====================================================================================================================================

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.

(2) Individual loan components include applicable fees.

(3) Loan and deposit average rates include impact of applicable derivatives.

2003 First Quarter versus 2002 Fourth Quarter

     Fully-taxable equivalent net interest income increased $2.6 million from the fourth quarter reflecting growth in earning assets, primarily loans and leases, partially offset by a lower net interest margin and the negative impact of two less days in the quarter. The net interest margin declined to 3.81% from 3.83% driven by a number of factors including growth in lower rate, but higher quality, auto loans and leases, and heavy prepayments of higher rate mortgages, partially offset by the maturity of $675 million in high-rate retail
CDs. Average earning assets increased $0.7 billion, or 13% annualized, related to growth in average loans and leases, as other earning assets were basically unchanged.

     Average loans and leases increased 16% on an annualized basis from the fourth quarter reflecting a 26% annualized growth in consumer loans. Average residential mortgages grew 33% annualized, reflecting continued strong demand for residential mortgages, with average home equity loans and lines of credit up 9% annualized. Average automobile loans and leases increased at a 42% annualized rate reflecting two factors. First, good underlying growth in automobile loans, and second, the rapid build up of automobile direct financing lease balances as new leases originated since April 2002 were recorded as direct financing leases. Total average commercial and commercial real estate loans increased 6% annualized, reflecting a 5% annualized increase in average commercial loans and a 9% annualized increase in average commercial real estate loans.

     With interest rates at low absolute levels, retail CDs represent a relatively expensive source of funds. As such, other more attractive funding sources were emphasized during the 2003 first quarter, which resulted in average retail CD balances declining $331 million, as $675 million of high-rate CDs matured during the quarter. Total average core deposits, excluding retail CDs, increased $320 million, or 12%, annualized.

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) at a level adequate to absorb management's estimate of inherent losses in the total loan portfolio. Taken into consideration are such factors as current period net charge-offs that are charged against the ALLL, current period loan and lease growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook and the anticipated impact on credit quality of existing loans and leases, and other factors.

     The provision expense in the first quarter of 2003 was $36.8 million, down $2.2 million, or 6%, from the year-ago quarter, reflecting the sale of the Florida banking operations in the year-ago quarter. Excluding the impact of the loans sold with the Florida banking operations, the provision expense was up $3.0 million, or 9%, reflecting loan and lease growth partially offset by reduced net charge-offs. (See Tables 18 and 19 on page 42 and 43)

     The provision for loan and lease losses in the first quarter 2003 was down $14.4 million from the fourth quarter 2002, reflecting lower loan growth in the first quarter 2003 than the fourth quarter of 2002, and reduced provision expense for direct financing leases. The current quarter's $36.8 million provision expense exceeded net charge-offs by $4.0 million, or 12%. The allowance for loan and lease losses at March 31, 2003 as a percent of period-end loans and leases was 1.78%, down from 1.81% at the end of last year, and from 2.09% at the end of the year-ago first quarter. The allowance for loan and lease losses as a percent of non-performing assets (NPAs) decreased to 239% at March 31, 2003 from 246% at the end of the 2002 fourth quarter, but was significantly higher than the 151% level at the end of the year-ago quarter. (See Credit Risk section for discussion of the ALLL, NPAs, and net charge-offs).

NON-INTEREST INCOME

2003 First Quarter versus 2002 First Quarter

     Non-interest income was $267.6 million in the 2003 first quarter, down $211.5 million, or 44%, from the year-ago quarter, which included a $175.3 million gain from the sale of the Florida banking operations. Excluding the gain from the year-ago quarter, as well as $10.6 million of non-interest income associated with the sold Florida banking and insurance operations, 2003 first quarter non-interest income was down $25.6 million, or 9%. See Tables 18 and 19 on pages 42 and 43. Table 3 reflects non-interest income detail for the three months ended March 31, 2003 and 2002:

-----------------------------------------------------------------------------------
TABLE 3 - NON-INTEREST INCOME
(in thousands of dollars)                       THREE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------
                                             2003            2002          % CHANGE
-----------------------------------------------------------------------------------
Operating lease income                     $133,755        $175,906         (24.0)%
Service charges on deposit accounts          39,592          38,530           2.8
Brokerage and insurance income               15,497          17,605         (12.0)
Trust services                               14,911          15,501          (3.8)
Mortgage banking                             14,890          19,565         (23.9)
Bank Owned Life Insurance income             11,137          11,676          (4.6)
Other service charges and fees               10,338          10,632          (2.8)
Securities gains                              1,198             457          N.M.
Gain on sale of Florida operations              ---         175,344          N.M.
Other                                        26,237          13,884          89.0
-----------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                $267,555        $479,100         (44.2)%
===================================================================================

     As shown in Table 3, and excluding the impact of the year-ago quarter's gain on sale of the Florida operations, non-interest income was down $36.2 million. This reflected a $42.2 million, or 24%, decrease in operating lease income (see Operating Lease discussion below).

     Other income was $26.2 million in the current quarter, up $12.4 million including a $7.0 million gain from the sale of $560 million of automobile loans in the current quarter and a $5.4 million, or 39%, aggregate increase in a number of activities including trading, investment banking, and merchant services. Service charges on deposit accounts were up $1.1 million, or 3%, reflecting a $5.3 million, or 16%, increase due primarily to higher consumer NSF and overdraft-related fees, substantially offset by the $4.2 million decline associated with the sold Florida banking and insurance operations. Other service charges and fees declined $0.3 million, or 3%, from the year-ago quarter, reflecting a $1.2 million, or 13%, increase related to higher transaction-based product fees, more than offset by the $1.5 million decrease associated with the sold Florida banking and insurance operations.

     Brokerage and insurance income was $15.5 million in the 2003 first quarter. This was down $2.1 million, or 12%, reflecting a $4.2 million decline associated with the sold Florida banking and insurance operations, partially offset by a $2.1 million, or 16%, increase related to growth in non-Florida related annuity income (up 34%).

     Mortgage banking income was down $4.7 million, or 24%, reflecting a combination of factors related to the lower level of interest rates in the current quarter versus a year ago. Loan originations were up 50% from the year-ago quarter, which increased origination fee income. However, this benefit was more than offset by the negative impact lower interest rates had on accelerating the amortization of mortgage servicing rights (MSRs), as well as the absence of gains on sale of MSRs in the year-ago quarter. The sale of the Florida banking operations had no material effect on mortgage banking year-over-year comparisons.

2003 First Quarter versus 2002 Fourth Quarter

     Non-interest income was down $4.0 million, or 1%, from the fourth quarter. This reflected a $9.7 million decline in operating lease income. (See Operating Lease Assets on page 28 for further discussion). Reflecting seasonal factors, service charges on deposits declined $1.6 million, or 4%. Trust services income declined $0.4 million, or 3%, reflecting lower account balances driven by weak capital markets. Other service charges and fees declined $0.6 million, or 5%, due to the seasonal decline in transaction-based product fees. Partially offsetting these declines was a $4.6 million increase in other income, which included the $7.0 million pre-tax gain on the sale of $560 million of automobile loans, partially offset by a decrease in letter of credit fees of $2.3 million, or 11%, related to the adoption of FASB Interpretation No. 45. Mortgage banking income increased $3.5 million, or 30%, as the fourth quarter 2002 results included an impairment charge of $6.2 million on mortgage servicing rights. The current quarter had no such impairment. Brokerage and insurance income increased $1.6 million, or 11%, driven by record annuity sales and growth in insurance products.

NON-INTEREST EXPENSE

2003 First Quarter versus 2002 First Quarter

     Non-interest expense in the 2003 first quarter was $322.5 million, down $84.2 million, or 21%, from the year-ago quarter, which included $56.2 million of restructuring charges. Excluding restructuring charges, as well as $18.3 million of non-interest expenses associated with the sold Florida banking and insurance operations as reflected in Table 18, first quarter non-interest expense in 2003 was down $9.7 million, or 3%, from the year-ago quarter. See Tables 18 and 19 on pages 42 and 43. Table 4 reflects non-interest expense detail for the three months ended March 31, 2003 and 2002:

------------------------------------------------------------------------------------------
TABLE 4 - NON-INTEREST EXPENSE
(in thousands of dollars)                                THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------
                                                    2003            2002          % CHANGE
------------------------------------------------------------------------------------------
Operating lease expense                           $111,588        $140,785         (20.7)%
Personnel costs                                    121,743         114,285           6.5
Net occupancy                                       16,815          17,239          (2.5)
Outside data processing and other services          16,579          18,439         (10.1)
Equipment                                           16,412          16,949          (3.2)
Marketing                                            6,626           7,003          (5.4)
Professional services                                6,331           5,401          17.2
Telecommunications                                   5,701           6,018          (5.3)
Printing and supplies                                3,681           3,837          (4.1)
Restructuring charges                                  ---          56,184          N.M.
Other                                               17,009          20,534         (17.2)
------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                      $322,485        $406,674         (20.7)%
==========================================================================================

     The largest contributor to the year-over-year decrease in non-interest expense was lower operating lease expense, which decreased $29.2 million, or 21%. (See Operating Lease Assets - Table 5 on page 28 for further discussion). Net occupancy expense declined $0.4 million, or 2%, from a year ago, reflecting a $2.5 million decline associated with the sold Florida banking and insurance operations, partially offset by a $2.0 million, or 14%, increase related to higher snow removal costs in the current quarter. The other expense category declined $3.5 million, or 17%, from a year ago, due to a $2.7 million, or 13%, decline related to lower residual value insurance expense and a $2.2 million decline associated with the sold Florida banking and insurance operations, of which $1.2 million related to the elimination of goodwill.

     Personnel costs, which totaled $121.7 million in the 2003 first quarter, were up $7.5 million, or 7%, from the year-ago quarter, and reflected a $17.4 million, or 17%, increase, partially offset by a $10.0 million decline associated with the sold Florida banking and insurance operations. The $17.4 million increase reflected a combination of factors including increased pension and health insurance expense, higher staffing in regional banking and the credit work out areas, as well as higher production-related compensation supporting higher levels of mortgage origination production. Full-time equivalent staff at the end of March 2003 was 8,134 compared with 8,342 at the end of the first quarter last year. This decline in staff reflected planned staff reductions, primarily Florida-related operations support staff located outside the state of Florida which were not part of the sold banking operations. Professional services were up $0.9 million, or 17%, reflecting a $1.1 million, or 21%, increase due to higher legal and consulting fees mostly related to expanded loan workout activities, partially offset by a $0.2 million decline associated with the sold Florida banking and insurance operations.

2003 First Quarter versus 2002 Fourth Quarter

     Non-interest expense was down $9.0 million, or 3%, from the fourth quarter driven primarily by lower operating lease expense, which was down $9.2 million, or 8% (see Operating Lease Assets - Table 5 on page 28 and the related discussion), lower other expense, down $8.0 million, and lower professional services, down $1.7 million. Personnel costs were up $7.9 million, or 7%, reflecting a combination of factors including the annual FICA reset, higher pension costs, higher performance-based compensation, and transition expenses related to a reduction in headcount. The $3.4 million increase in net occupancy expense reflected higher real estate taxes and snow removal costs.

     The efficiency ratio was 67.0% in the 2003 first quarter, down slightly from 70.8% in the year-ago quarter excluding the impact of the sold Florida banking and insurance operations, and from 68.8% in the 2002 fourth quarter.

OPERATING LEASE ASSETS

     Operating lease assets represent automobile leases originated prior to May 2002 and is a portfolio that will run-off over time as all automobile lease originations since then have been recorded as direct finance leases in the automobile loan and lease category. As a result, the income and expenses associated with this portfolio will also decline over time. Average operating lease assets in the 2003 first quarter were $2.1 billion, down 30% from the year-ago quarter and 11% from the 2002 fourth quarter.

     Operating lease income, which totaled $133.8 million in the 2003 first quarter, is the largest non-interest income category and represented 50% of non-interest income. This was down $42.2 million, or 24%, from the year-ago quarter and $9.7 million, or 7%, from the fourth quarter, reflecting declines in average operating leases of 30% and 11%, respectively. Since April 2002, new automobile leases originated by Huntington are accounted for as direct financing leases, whereas automobile leases prior to that date were accounted for as operating leases. Thus, the operating lease asset balances continue to decline through both depreciation expense and lease termination. However, rental income is only impacted by lease terminations, which decline at a slower rate than the underlying operating lease balance. Fees and recoveries from early terminations also declined 83% and 39%, respectively, from the year-ago quarter.

     Operating lease expense totaled $111.6 million, down $29.2 million, or 21%, from the year ago quarter and down $9.2 million, or 8%, from the 2002 fourth quarter. These declines also reflect the fact that this portfolio will decrease over time as no new operating leases are being recorded. Losses on early terminations declined $4.2 million, or 26%, from the year-ago quarter, and $2.0 million from the 2002 fourth quarter.

     Losses on operating lease assets consist of residual losses at termination and losses on early terminations. Residual losses arise if the ultimate value / sales proceeds from the automobile are less then Black Book value, which represents the insured amount under the company's residual value insurance policies. This situation may occur due to excess wear-and-tear or excess mileage, not collected from the lessee. Losses on early terminations occur when a lessee, due to credit or other reasons, turns in the automobile before the end of the lease term. A loss is realized if the automobile is sold for a value less than the net book value at the date of turn-in. Such losses are not covered by the residual value insurance policies. To the extent the company is successful in collecting any deficiency from the lessee, amounts received are recorded as recoveries from early terminations.

     Table 5 details operating lease assets performance for the three months ended March 31, 2003 and 2002:

---------------------------------------------------------------------------------------
TABLE 5 - OPERATING LEASE ASSETS PERFORMANCE
                                                         THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------
                                                      2003          2002       % CHANGE
---------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS)
  Average operating lease assets outstanding        $  2,126      $  3,041      (30.1)%

INCOME STATEMENT (IN THOUSANDS)
  Net rental income                                 $130,274      $165,041      (21.1)%
  Fees                                                 1,195         7,133      (83.2)
  Recoveries - early terminations                      2,286         3,732      (38.7)
---------------------------------------------------------------------------------------
     TOTAL OPERATING LEASE INCOME                    133,755       175,906      (24.0)
---------------------------------------------------------------------------------------

Depreciation and residual losses at termination       99,283       124,244      (20.1)
Losses - early terminations                           12,305        16,541      (25.6)
---------------------------------------------------------------------------------------
     TOTAL OPERATING LEASE EXPENSE                   111,588       140,785      (20.7)
---------------------------------------------------------------------------------------
     NET EARNINGS CONTRIBUTION                      $ 22,167      $ 35,121      (36.9)%
---------------------------------------------------------------------------------------

Earnings ratios (1)
  Net rental income                                    24.51%        21.71%
  Depreciation                                         18.68%        16.34%

(1) As a percent of average operating lease assets, quarterly amounts annualized.

INCOME TAXES

     The provision for income taxes in the 2003 first quarter was $32.0 million and represented an effective tax rate on income before taxes of 26.5%. This was down $92.7 million from the year-ago quarter, primarily due to the fact that the year-ago quarter included the tax-related impacts associated with the gain on the sale of the Florida banking operations, restructuring charges, and taxes on the operating results of the sold Florida banking and insurance operations. Excluding these impacts from the year-ago quarter, 2003 first quarter taxes were up $5.1 million, or 19%, with the year-ago quarter representing an effective tax rate of 26.4%. The effective tax rate in the 2002 fourth quarter was 24.9%. Each quarter, taxes for the full year are re-estimated and year-to-date tax accrual adjustments made. A number of factors, such as year-to-date adjustments, can result in fluctuations in quarterly effective tax rates.

CREDIT RISK

     Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. Beginning in 2002, management increased its emphasis on its commercial lending to customers with existing or potential relationships within Huntington's primary markets. As a result, outstanding shared national credits were $994 million at March 31, 2003, up slightly from $979 million at the same period-end last year, but down from a peak of $1.5 billion at June 30, 2001.

     In the first quarter of 2003, Huntington revised and implemented its internal risk grading system for commercial and commercial real estate credits. Huntington migrated from a single grading, to a dual risk grading system that separately measures the probability of default and loss in event of default and provides Huntington with more specificity in the risk assessment process.

LOAN AND LEASE COMPOSITION

     Table 6 shows the period-end loan portfolio by loan type and business segment:

------------------------------------------------------------------------------------------------------
TABLE 6 - LOAN AND LEASE COMPOSITION
------------------------------------------------------------------------------------------------------
(in millions of dollars)                   March 31, 2003      December 31, 2002       March 31, 2002
----------------------------------------------------------     -----------------     -----------------
BY TYPE                                  Balance       %       Balance       %       Balance       %
------------------------------------------------------------------------------------------------------
Commercial                               $ 5,747      30.3     $ 5,606      30.1     $ 5,682      34.9
Commercial real estate                     3,778      19.9       3,731      20.0       3,488      21.4
------------------------------------------------------------------------------------------------------
  Total Commercial and
   Commercial Real Estate                  9,525      50.2       9,337      50.1       9,170      56.3
------------------------------------------------------------------------------------------------------
Consumer
  Automobile loans                         2,767      14.6       3,072      16.5       2,562      15.7
  Automobile direct financing leases       1,161       6.1         893       4.8          78       0.5
  Home equity                              3,286      17.3       3,200      17.2       2,831      17.4
  Residential mortgage                     1,835       9.7       1,749       9.4       1,232       7.6
  Other loans                                383       2.1         394       2.0         418       2.5
------------------------------------------------------------------------------------------------------
  Total Consumer                           9,432      49.8       9,308      49.9       7,121      43.7
------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES                   $18,957     100.0     $18,645     100.0     $16,291     100.0
======================================================================================================
BY BUSINESS SEGMENT
-------------------
  Regional Banking
    Central Ohio / West Virginia         $ 4,836      25.5     $ 4,824      25.9     $ 4,502      27.6
    Northern Ohio                          2,709      14.3       2,607      14.0       2,723      16.7
    Southern Ohio / Kentucky               1,558       8.2       1,506       8.1       1,391       8.5
    West Michigan                          1,949      10.3       1,871      10.0       1,842      11.3
    East Michigan                          1,212       6.4       1,192       6.4         986       6.1
    Indiana                                  692       3.7         682       3.7         690       4.3
------------------------------------------------------------------------------------------------------
      Total Regional Banking              12,956      68.4      12,682      68.1      12,134      74.5
------------------------------------------------------------------------------------------------------
Dealer Sales                               4,704      24.8       4,711      25.3       3,226      19.8
Private Financial Group                    1,121       5.9       1,062       5.7         809       5.0
Treasury / Other                             176       0.9         190       0.9         122       0.7
------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES                   $18,957     100.0     $18,645     100.0     $16,291     100.0
======================================================================================================

NET CHARGE-OFFS

     Net charge-offs in the first quarter of 2003 were $32.8 million and represented an annualized 0.69% of average loans and leases. In 2001, Huntington exited the sub-prime automobile and truck and equipment lending business and at that time established reserves to cover the inherent losses in these portfolios and against which future loan losses would be charged. Net charge-off excluding these exited businesses were $31.2 million, down from $39.2 million, or an annualized 0.92% of average loans and leases, in the same quarter last year, and down significantly from $81.3 million, or an annualized 1.79% of average loans and leases, in the fourth quarter 2002. Huntington initiated two credit actions associated with commercial and commercial real estate loans in the fourth quarter 2002. The first was the sale of $47.2 million in non-performing assets with $21.4 million of related charge-offs. The second action was the full charge-off of a $29.9 million credit exposure to a single health care finance company. This credit was identified as a non-performing loan and subsequently charged-off, all within the fourth quarter of 2002. These credit actions had no earnings impact, as existing loss reserve levels were sufficient to absorb the combined $51.3 million in charge-offs.

     Table 7 reflects net charge-offs and annualized charge-offs as a percent of average loans and leases by type of loan:

------------------------------------------------------------------------------------------------------------------
TABLE 7 - NET LOAN AND LEASE CHARGE-OFFS
------------------------------------------------------------------------------------------------------------------
                                                        2003                              2002
--------------------------------------------------------------      ----------------------------------------------
(in thousands)                                          First        Fourth       Third        Second       First
------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS
---------------
Commercial                                             $14,942      $59,725      $16,808      $21,468      $19,527
Commercial real estate                                     546        7,536        4,085        2,037        3,983
------------------------------------------------------------------------------------------------------------------
  Total commercial and
   commercial real estate                               15,488       67,261       20,893       23,505       23,510
------------------------------------------------------------------------------------------------------------------
Consumer
  Automobile loans                                       9,268        8,778        6,869        5,733       10,217
  Automobile and direct financing leases                   920          730          202          498          ---
  Home equity loans                                      4,053        3,526        2,934        3,096        3,950
  Residential mortgage                                     145           72          123          555          122
  Other loans                                            1,330          967          907        1,225        1,425
------------------------------------------------------------------------------------------------------------------
     Total consumer                                     15,716       14,073       11,035       11,107       15,714
------------------------------------------------------------------------------------------------------------------
Total net charge-offs, excluding exited businesses      31,204       81,334       31,928       34,612       39,224
Net charge-offs related to exited
 businesses                                              1,632        1,824        1,857        2,385        3,748
------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                  $32,836      $83,158      $33,785      $36,997      $42,972
==================================================================================================================

NET CHARGE-OFFS AS A % OF AVERAGE LOANS
---------------------------------------
Commercial                                                1.06%        4.30%        1.21%        1.53%        1.31%
Commercial real estate                                    0.06         0.82         0.45         0.23         0.44
------------------------------------------------------------------------------------------------------------------
  Total commercial and
   commercial real estate                                 0.66         2.92         0.91         1.04         0.98
------------------------------------------------------------------------------------------------------------------
Consumer
  Automobile loans                                        1.21         1.21         1.00         0.92         1.59
  Automobile direct financing leases                      0.36         0.38         0.17         1.20          ---
  Home equity loans & lines of credit                     0.50         0.45         0.38         0.43         0.50
  Residential mortgage                                    0.03         0.02         0.03         0.16         0.04
  Other loans                                             1.39         0.99         0.91         1.22         1.23
------------------------------------------------------------------------------------------------------------------
     Total consumer                                       0.66         0.63         0.54         0.60         0.84
------------------------------------------------------------------------------------------------------------------
Total net charge-offs, excluding exited
 businesses                                               0.66         1.79         0.74         0.84         0.92
------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                     0.69%        1.82%        0.78%        0.89%        1.00%
==================================================================================================================

     Economic activity has remained sluggish and the uncertainty about the future level of activity has increased recently. Nevertheless, and though net charge-offs are expected to be higher in the 2003 second quarter than the first quarter's annualized 0.69% level of average loans, 2003 full-year net charge-offs are still expected to be in the 0.65% - 0.75% range.

NON-PERFORMING ASSETS

     Non-performing assets consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Commercial and commercial real estate loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90 days past due. Consumer loans and leases, excluding residential mortgages, are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages, while highly secured, are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest, regardless of security. A charge-off on a residential mortgage is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral is then recorded as real estate owned. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

     Table 8 summarizes NPAs at the end of each of the recent five quarters in addition to 90 day past due information:

------------------------------------------------------------------------------------------------------------------
TABLE 8 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES
------------------------------------------------------------------------------------------------------------------
                                                    2003                               2002
----------------------------------------------------------      --------------------------------------------------
(in thousands)                                     First         Fourth         Third        Second         First
------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases:
  Commercial                                      $ 94,754      $ 91,861      $147,392      $156,252      $162,959
  Commercial real estate                            22,585        26,765        47,537        45,795        43,295
  Residential mortgage                               9,302         9,443         8,488         8,776        11,896
------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases                  126,641       128,069       203,417       210,823       218,150
Renegotiated loans                                     ---           ---            37         1,268         1,268
------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS AND LEASES              126,641       128,069       203,454       212,091       219,418
Other real estate, net                              14,084         8,654        10,675        11,146         6,112
------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                       $140,725      $136,723      $214,129      $223,237      $225,530
==================================================================================================================
Non-performing loans and leases as a % of
 total loans and leases                               0.67%         0.69%         1.14%         1.26%         1.35%
Non-performing assets as a % of
 total loans and leases and other real estate         0.74%         0.73%         1.20%         1.33%         1.38%

ACCRUING LOANS AND LEASES
 PAST DUE 90 DAYS OR MORE                         $ 58,159      $ 61,526      $ 57,337      $ 47,663      $ 51,446
==================================================================================================================

     Total NPAs were $140.7 million at March 31, 2003, up slightly from $136.7 million at the end of 2002, but down significantly from $225.5 million at the end of the first quarter last year. The overall decrease in NPAs from a year ago was primarily due to the sale of NPAs that occurred in the fourth quarter 2002. NPAs as a percent of total loans and leases and other real estate were 0.74% at March 31, 2003, compared with 1.38% a year ago and 0.73% at December 31, 2002.

     Loans and leases past due ninety days or more and still accruing interest at the end of the first quarter of 2003 and 2002 were $58.2 million and $51.4 million, respectively. These past due loans and leases represented 0.31% and 0.32% of total loans and leases at the end of the first quarter of 2003 and 2002, respectively. At December 31, 2002, these loans and leases amounted to $61.5 million and represented 0.33% of total loans and leases. Table 9 reflects the change in NPAs for the recent five quarters:

---------------------------------------------------------------------------------------------------
TABLE 9 - NON-PERFORMING ASSET ACTIVITY
---------------------------------------------------------------------------------------------------
                                 2003                                 2002
---------------------------------------       -----------------------------------------------------
(in thousands)                   First         Fourth          Third         Second         First
---------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD            $136,723       $214,129       $223,237       $225,530       $227,493
New non-performing assets        48,359         65,506         47,275         73,002         74,446
Returns to accruing status       (5,993)       (12,658)          (380)          (337)        (3,749)
Loan and lease losses           (17,954)       (72,767)       (25,480)       (28,297)       (26,072)
Payments                        (15,440)       (28,500)       (26,308)       (44,303)       (37,663)
Sales                            (4,970)       (28,987)        (4,215)        (2,358)        (8,925)
---------------------------------------------------------------------------------------------------
END OF PERIOD                  $140,725       $136,723       $214,129       $223,237       $225,530
===================================================================================================

     The first quarter of 2003 was the first quarter that Huntington experienced an increase in its NPA's since the fourth quarter of 2001. Loans and leases entering nonaccrual status were $48.4 million during the recent quarter while returns to accruing status were $6.0 million. While the economy has continued to be weak and the uncertainty about the future level of economic activity has increased, management continues to expect NPAs to remain around current levels through the remainder of the year.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The ALLL was $337.0 million at March 31, 2003, down from $340.9 million at the end of the first quarter of 2002, but relatively unchanged from the $336.6 million at December 31, 2002. The ALLL represented 1.78% of total loans and leases at March 31, 2003, 1.81% at December 31, 2002, and 2.09% at the end of the first quarter last year. The decline in the loan loss reserve ratio from 1.81% at the end of last year to 1.78% at March 31, 2003, reflected lower provision expense for automobile leases due to the revised risk management methodology. The period-end ALLL was 239% of NPAs at March 31, 2003, compared with 151% a year ago and 246% at December 31, 2002.

     Table 10 reflects the activity in the ALLL for the recent five quarters. The $3.0 million allowance of sold loans in the 2003 first quarter related to the $560 million of automobile loans sold in that quarter, with the $22.3 million of ALLL sold in the year-ago quarter reflecting the $2.5 billion of loans sold in connection with the sale of the Florida banking operations.

---------------------------------------------------------------------------------------------------------------------
TABLE 10 - ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS
---------------------------------------------------------------------------------------------------------------------
                                               2003                                   2002
-----------------------------------------------------        --------------------------------------------------------
(in thousands)                                 First          Fourth           Third          Second           First
---------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE LOSSES,
 BEGINNING OF PERIOD                         $336,648        $371,033        $351,696        $340,851        $369,332
Loan and lease losses                         (40,265)        (93,890)        (43,748)        (45,728)        (50,986)
Recoveries                                      7,429          10,732           9,963           8,731           8,014
---------------------------------------------------------------------------------------------------------------------
  Net loan and lease losses                   (32,836)        (83,158)        (33,785)        (36,997)        (42,972)
---------------------------------------------------------------------------------------------------------------------

Provision for loan and lease losses            36,844          51,236          54,304          49,876          39,010
Allowance of (sold) purchased loans            (2,981)            ---           1,264             ---         (22,297)
Allowance of securitized loans                   (658)         (2,463)         (2,446)         (2,034)         (2,222)
---------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE LOSSES,
 END OF PERIOD                               $337,017        $336,648        $371,033        $351,696        $340,851
=====================================================================================================================

Allowance for loan and lease losses as
 a % of total loans and leases                   1.78%           1.81%           2.07%           2.09%           2.09%
Allowance for loan and lease losses as
 a % of non-performing loans and leases         266.1%          262.9%          182.4%          165.8%          155.3%
Allowance for loan and lease losses as
 a % of non-performing assets                   239.5%          246.2%          173.3%          157.5%          151.1%


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

     The portion of the allowance allocated to the more homogeneous consumer loan and lease segments is determined by expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends. Expected loss ratios incorporate factors such as trends in past due and non-accrual amounts, recent loan and lease loss experience, current economic conditions, and risk characteristics of various loan and lease categories. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. While amounts are allocated to various portfolio segments, the total ALLL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.

     Unallocated reserves are based on levels of delinquencies in the accruing loan and lease portfolios, the level of non-performing loans and leases, and general economic conditions and volatility. Unallocated reserves were 3% at March 31, 2003. The revisions made by management to its internal risk grading system implemented in the first quarter of 2003 reduced the unallocated portion of the ALLL by more thoroughly allocating the allowance to the various loan and lease categories, primarily commercial and commercial real estate loans.

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

     Interest rate risk modeling is performed monthly. An income simulation model is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. Although Bank Owned Life Insurance and automobile operating lease assets are classified as non-interest earning assets, Huntington includes these portfolios in its interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. Market value risk (referred to as Economic Value of Equity or EVE) is measured using a static balance sheet. The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. Moreover, the models incorporate the effects of embedded options, such as interest rate caps, floors, and call options, and account for changes in relationships among interest rates.

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

     When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model parallel shifts in the yield curve resulting in a gradual 200 basis point increase/decrease in rates over the next twelve-month period. At December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was reported because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At March 31, 2003, that scenario modeled net interest income 0.7% lower than the internal forecast of net interest income over the same time period using the current level of forward rates, which remained relatively unchanged from the negative impact to net interest income generated by the same 200 basis point scenario at the end of 2002. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

     The net interest margin has been adversely impacted in recent months by:
(1) fixed-rate consumer loan repayments being reinvested at lower market rates;
(2) high repayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations, and; (6) the flattening of the yield curve. The net interest margin will continue to be adversely affected by these factors over the next few quarters.

     The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At March 31, 2003, the model indicated that such an increase in rates would be expected to reduce the EVE by 2.7% and compares with an estimated negative impact of 3.8% at December 31, 2002.

     The model is a useful but simplified representation of Huntington's underlying interest rate risk profile. Simulations reflect choices of statistical techniques, functional forms, model parameters, and numerous other assumptions. Nonetheless, experience has demonstrated and management believes that these models provide reliable guidance for measuring and managing interest rate sensitivity.

LIQUIDITY

     Effectively managing liquidity involves meeting the cash flow requirements of depositors and borrowers, as well as satisfying the operating cash needs of the organization to fund corporate expansion and other activities. ALCO establishes guidelines and regularly monitors the overall liquidity position of the business and ensures that various alternative strategies exist to cover unanticipated events. Furthermore, ALCO policies and/or guidelines ensure that wholesale funding sources are diversified in order to avoid concentration in any one market source. Management believes sufficient liquidity was available at the end of the recent quarter to meet estimated funding needs of the Bank and parent company.

     Deposits are Huntington's primary source of funding, of which 87% were provided by the Regional Banking segment. Table 11 details the types and sources of deposits by business segment at March 31, 2003, and compares these balances by type and source to balances at December 31, 2002 and March 31, 2002:

--------------------------------------------------------------------------------
TABLE 11 - DEPOSIT LIABILITIES

-------------------------------------------------------------------------------------------------------
(in millions of dollars)                March 31, 2003       December 31, 2002        March 31, 2002
--------------------------------------------------------     ------------------     -------------------
BY TYPE                               Balance        %       Balance        %       Balance         %
-------------------------------------------------------------------------------------------------------
Demand deposits
  Non-interest bearing                $ 2,971       16.8     $ 3,074       17.6     $ 2,857        17.6
  Interest bearing                      5,850       33.1       5,374       30.7       4,747        29.2
Savings deposits                        2,981       16.9       2,851       16.3       2,896        17.8
Other domestic time deposits            3,523       19.9       3,956       22.6       4,180        25.7
-------------------------------------------------------------------------------------------------------
     Total Core Deposits               15,325       86.7      15,255       87.2      14,680        90.3
-------------------------------------------------------------------------------------------------------
Domestic time deposits of
 $100,000 or more                         798        4.5         732        4.2         896         5.5
Brokered and negotiable CDs             1,208        6.8       1,093        6.2         451         2.8
Foreign time deposits                     358        2.0         419        2.4         240         1.4
-------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                   $17,689      100.0     $17,499      100.0     $16,267       100.0
=======================================================================================================
BY BUSINESS SEGMENT
-------------------
Regional Banking
  Central Ohio/West Virginia          $ 5,386       30.4     $ 5,361       30.6     $ 5,453        33.5
  Northern Ohio                         3,536       20.0       3,602       20.6       3,265        20.1
  Southern Ohio/Kentucky                1,337        7.6       1,365        7.8       1,336         8.2
  West Michigan                         2,513       14.2       2,402       13.7       2,510        15.4
  East Michigan                         2,008       11.4       1,962       11.2       1,909        11.7
  Indiana                                 623        3.5         613        3.5         563         3.5
-------------------------------------------------------------------------------------------------------
      Total Regional Banking           15,403       87.1      15,305       87.4      15,036        92.4
-------------------------------------------------------------------------------------------------------
Dealer Sales                               67        0.4          59        0.3          51         0.3
Private Financial Group                   959        5.4         924        5.3         727         4.5
Treasury / Other                        1,260        7.1       1,211        7.0         453         2.8
-------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                        $17,689      100.0     $17,499      100.0     $16,267       100.0
=======================================================================================================

     Core deposits, which include non-interest bearing and interest bearing demand deposits, savings accounts, and other domestic time deposits, including certificates of deposit under $100,000 and IRAs, satisfy 86.7% of Huntington's funding needs. Sources of wholesale funding include Federal funds purchased, securities sold under repurchase agreement, brokered CDs, and medium- and long-term debt. Wholesale funding activities are governed by the Bank's ALCO, which establishes policies and guidelines to diversify funding sources and avoid borrowing concentrations from any one market source.

     Other sources of liquidity include the sale of investment securities, the sale or securitization of loans, collateralized borrowings such as Federal Home Loan Bank advances, and the issuance of common and preferred securities in the capital markets. Huntington also has available a $6.0 billion domestic bank note program through its bank subsidiary, Huntington National Bank, of which $5.1 billion was available at March 31, 2003. In addition, the Bank shares a $2.0 billion Euronote program with the parent company, of which $1.2 billion was available on March 31, 2003. Also, the parent company has $295 million availability under a $750 million medium term note program as of the same date.

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

     Shareholder's equity declined $34 million during the first quarter of 2003 from the end of 2002, and $190 million from March 31, 2002. The primary driver of these declines was the repurchase of 4.3 million common shares at a value of $79.1 million. The 4.3 million shares repurchased consisted of 0.2 million under the February 2002 authorization, subsequently cancelled, plus 4.1 million under the existing January 2003 authorization.

     In February 2002, the Board of Directors authorized a share repurchase program for up to 22 million shares and canceled the previously existing authorization. Under this authorization a total of 19.4 million shares were repurchased: 19.2 million in 2002, including 1.5 million shares purchased in the year-ago quarter, and 0.2 million in the 2003 first quarter. In mid-January 2003, the Board of Directors authorized a new share repurchase program, canceling the 2.6 million shares remaining under the February 2002 authorization, and approved a new share repurchase authorization for up to 8 million shares. Under this authorization 4.1 million shares were repurchased in the 2003 first quarter, leaving 3.9 million shares remaining for repurchase.

     The ratio of average equity to average assets in the first quarter of 2003 was 8.17% versus 8.97% last year. Tangible period-end equity to period-end assets, which excludes intangible assets, was 7.36% at the end of March 2003, down significantly from 9.11% a year earlier. The high year-ago tangible equity to asset ratio in the year-ago quarter reflected the capital generated from the sale of the Florida operations. The decline in the tangible equity to asset ratio from the year-ago quarter reflected the subsequent share repurchase program activity. Given the current asset mix and risk profile, management has a longer-term targeted tangible equity to asset ratio of 7.00%.

     Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, risk-adjusted assets, and its tangible equity to assets ratio for the recent five quarters are shown in Table 12:

--------------------------------------------------------------------------------
TABLE 12 - CAPITAL DATA

--------------------------------------------------------------------------------------------------
                                              2003                             2002
----------------------------------------------------     -----------------------------------------
(in millions)                                 First      Fourth      Third      Second      First
--------------------------------------------------------------------------------------------------

Total risk-adjusted assets                   $27,316     $27,215    $26,341     $25,317    $24,974
Tier 1 risk-based capital ratio                 8.54%       8.65%      9.13%       9.74%     10.30%
Total risk-based capital ratio                 11.42%      11.54%     12.09%      12.76%     13.43%
Tier 1 leverage ratio                           8.58%       8.85%      9.41%       9.95%      9.76%
Tangible equity / asset ratio                   7.36%       7.58%      7.99%       8.52%      9.11%

     As Huntington is supervised and regulated by the Federal Reserve, The Huntington National Bank, Huntington's bank subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for well-capitalized institutions.

     Table 13 details the cash dividends that were declared in the first quarter 2003 and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes):

--------------------------------------------------------------------------------
TABLE 13 - QUARTERLY STOCK SUMMARY

-----------------------------------------------------------------------------------------
                                 2003                           2002
---------------------------------------      --------------------------------------------
                                 First       Fourth        Third      Second       First
-----------------------------------------------------------------------------------------

High                            $19.800      $19.980      $20.430     $21.770     $20.310
Low                              17.780       16.160       16.000      18.590      16.660
Close                            18.590       18.710       18.190      19.420      19.700
Average daily closing price      18.876       18.769       19.142      20.089      18.332
Cash dividends declared         $  0.16      $  0.16      $  0.16     $  0.16     $  0.16

LINES OF BUSINESS DISCUSSION

     Below is a brief description of each line of business and a discussion of business segment results for the quarters ending March 31, 2003 and 2002. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense.

     For analytical purposes in understanding performance trends, strategic decision making, determining incentive compensation, and evaluating line of business performance, chief decision-makers review and analyze certain data on an "operating basis", which excludes the impact of restructuring charges and other items, as well as the results of operations from the Florida banking and insurance operations sold in 2002. Since the items excluded are associated with exited businesses and/or restructurings that have been completed and no longer contribute to current or future period performance, management believes their exclusion for analytical purposes provides a clearer picture of underlying performance trends, as well as progress made in improving the company's financial performance.

     See Operating Basis discussion on page 41, and Tables 18 and 19 for further discussion, as well as Note 11 beginning on page 15 for a reconciliation of line of business results on an operating basis, to a GAAP basis.

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

--------------------------------------------------------------------------------
TABLE 14 - REGIONAL BANKING

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                               MARCH 31,
--------------------------------------------------------------------------------
(in thousands of dollars)                                    2003         2002
--------------------------------------------------------------------------------
Net interest income                                        $148,542     $144,693
Provision for loan and lease losses                          23,542       23,276
Non-interest income                                          75,361       71,218
Non-interest expense                                        144,989      133,221
--------------------------------------------------------------------------------
  Income before taxes                                        55,372       59,414
Income taxes                                                 19,381       20,886
--------------------------------------------------------------------------------
Operating income                                           $ 35,991     $ 38,528
================================================================================

     Regional Banking operating income in the first quarter of 2003 was $36.0 million, compared with $38.5 million for the same quarter a year ago. Increased revenue resulting from balance sheet growth and fee-based revenue was more than offset by higher expenses.

     Net interest income was up $3.8 million, or 3%. The improvement in 2003 net interest income was attributed to a 7% growth in loans and leases, a 9% growth in loan fees and a 2% increase in deposits. The favorable impact of higher deposit balances was offset by declining funding rates paid on deposits.

     The average loan and lease balances increase of 7% in 2003 reflected an increase in consumer loans of 22%, which was partially offset by a 1% decline in commercial average balances. Average residential mortgage loans and home equity loans and lines of credit increased 56% and 23%, respectively, from the year-ago quarter, reflecting strong growth in the mortgage refinance business. Average total deposits were up $682 million in the current quarter, or 5%, from the 2002 first quarter. Total deposits (excluding time) grew at a rate of 14% over prior year quarter and 3% over the fourth quarter of 2002.

     The provision for loan and lease losses for the first quarter of 2003 increased $0.3 million, or 1%, over the same quarter last year. This increase reflected loan growth, which was partially offset by a decline in net charge-offs. Net charge-offs in the first quarter of 2003 were $20.4 million compared to $24.4 million for the prior year's first quarter.

     Non-interest income for the recent three months was up $4.1 million, or 6%, from the first quarter of last year. Increased fee-based revenue was driven by deposit service charges, electronic banking, and partnership fee sharing revenue. These increases were partially offset by declines in mortgage banking income attributed to higher amortization of mortgage servicing rights, and lower standby letters of credit fee income. The decline in standby letters of credit was due to the adoption of FASB Interpretation No. 45.

     Non-interest expense for the 2003 first quarter increased $11.8 million, or 9%, from the 2002 first quarter. This increase was driven primarily by higher salaries and benefits, occupancy, and equipment expenses. Increased salaries and benefits reflect investment in the line's management team and increases in performance-based incentive compensation. Partially offsetting these increases were decreases in marketing and a 33% decline in operating losses.

     Regional Banking contributed 47% of total revenues and 41% of net income in the first quarter of 2003 and represented 51% of total assets and 87% of total deposits at March 31, 2003.

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

--------------------------------------------------------------------------------
TABLE 15 - DEALER SALES

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
(in thousands of dollars)                                  2003           2002
--------------------------------------------------------------------------------

Net interest income                                      $ 23,067      $ (7,210)
Provision for loan and lease losses                        11,389         8,961
Non-interest income                                       149,655       180,218
Non-interest expense                                      135,279       161,236
--------------------------------------------------------------------------------
     Income before taxes                                   26,054         2,811
Income taxes                                                9,119           984
--------------------------------------------------------------------------------
Operating income                                         $ 16,935      $  1,827
===============================================================================

     Dealer Sales operating income was $16.9 million in the first quarter of 2003, compared to $1.8 million for the year-ago quarter. This increase was attributed to growth in the auto loan and lease portfolios.

     Dealer Sales financial results are significantly impacted by accounting for automobile leases. As discussed in Note 3 to Huntington's unaudited consolidated financial statements, leases originated prior to May 2002 are accounted for as operating leases, and leases originated since April 2002 are accounted for as direct financing leases. Therefore, for automobile leases originated prior to May 2002, the related financial results are reported in non-interest income and non-interest expense, and there were no loan loss provisions. Net interest income was negative for the Dealer Sales line of business during these periods since the cost of funding these leases was included in interest expense while the related revenue was not shown in interest income. Since April 2002, revenue from new direct financing lease originations is reported in interest income and loan and lease loss provision is recorded in order to maintain the appropriate level of reserve for loan and lease losses. Non-interest income and non-interest expense will continue to trend lower in subsequent periods since new leases are not treated as operating leases, and will continue to run-off. As a result, non-interest income and expense will continue to decline, while net interest income and provision for loan and lease losses will increase. Huntington expects net interest income for the Dealer Sales line of business to be positive in future periods.

     Dealer Sales increased its loan and lease average outstandings from $2.8 billion in the first quarter of 2002 to $4.1 billion in the first quarter of 2003, reflecting higher loan and direct financing lease origination volume that totaled $1.0 billion in the 2003 first quarter compared with $0.5 billion for the same period a year ago. Over the same period, operating lease assets declined from $3.0 billion to $2.1 billion.

     Dealer Sales contributed 36% of total revenue and 19% of net income and represented 25% of total assets at March 31, 2003.

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

--------------------------------------------------------------------------------
TABLE 16 - PRIVATE FINANCIAL GROUP

--------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
--------------------------------------------------------------------------------
(in thousands of dollars)                                     2003        2002
--------------------------------------------------------------------------------
Net interest income                                          $ 9,516     $ 7,777
Provision for loan losses                                      1,913       1,587
Non-interest income                                           27,210      30,036
Non-interest expense                                          26,616      24,200
--------------------------------------------------------------------------------
  Income before taxes                                          8,197      12,026
Income taxes                                                   2,869       4,329
--------------------------------------------------------------------------------
Operating income                                             $ 5,328     $ 7,697
================================================================================

     PFG operating income in the first quarter of 2003 was $5.3 million, which represented a 31% decline from the first quarter of 2002, most of which was due to a change in methodology in revenue sharing on investment product sales which resulted in an additional $1.6 million in brokerage revenue shared with Regional Banking. Application of the same methodology used in the first quarter 2002 to the 2003 first quarter would have increased first quarter 2003 operating income to $6.4 million, which would have represented a 17% decrease from the first quarter 2002.

     Net interest income increased $1.7 million, or 22%, from the year-ago quarter as average loan balances increased 42%, to $1.1 billion, and average deposit balances increased 30% to $887 million. Most of the loan growth occurred in personal credit lines and residential real estate loans largely due to the favorable mortgage rate environment. Most of the deposit growth occurred in the personal management accounts, which resulted from a combination of new business and a customer shift in sweep options from the Huntington Funds money market funds to money market deposit accounts, and growth in the premier money market account due to favorable rate offerings. The significant growth in loans more than offset margin erosion from declining market interest rates.

     Provision for loan losses was $1.9 million for the current quarter compared with $1.6 million for the same period a year ago. Net charge-offs were $0.5 million for the first three months of 2003 versus no net charge-offs for last year's first quarter.

     Non-interest income decreased $2.8 million, or 9%, from the year-ago quarter. The decrease resulted primarily from $0.3 million in higher brokerage revenue and $0.3 million in higher insurance revenue. Before revenue sharing, total brokerage revenue increased by $1.9 million, or 20%, as a result of record annuity sales of $174 million in the 2003 first quarter. The increase in insurance revenue resulted mainly from an increase in title insurance revenue reflective of increased customer mortgage loan refinancing. Trust revenue increased $0.1 million, or 1%, reflecting revenue resulting from the Haberer acquisition in the year-ago second quarter, mostly offset by a 5% revenue decline due to reduced asset values reflective of the stock market decline.

     Non-interest expense increased $2.4 million, or 10%, from the year-ago quarter primarily due to increased personnel expense of $3.4 million. The increased personnel expense included the impact of the 2002 second quarter Haberer acquisition and an increase in the number of private banking and investment sales associates, which helped produce higher loans and leases, deposits and annuity sales volume.

     PFG contributed 8% of total revenues and 6% of net income in the first quarter of 2003 and represented 5% of both total assets and total deposits at March 31, 2003.

TREASURY / OTHER

     The Treasury / Other segment includes assets, liabilities, equity, revenue, and expense not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

--------------------------------------------------------------------------------
TABLE 17 - TREASURY / OTHER

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
--------------------------------------------------------------------------------
(in thousands of dollars)                                  2003           2002
--------------------------------------------------------------------------------
Net interest income                                      $31,504         $29,447
Provision for loan losses                                    ---             ---
Non-interest income                                       15,329          11,651
Non-interest expense                                      15,601          13,498
--------------------------------------------------------------------------------
  Income before taxes                                     31,232          27,600
Income taxes                                                 654             725
--------------------------------------------------------------------------------
Operating income                                         $30,578         $26,875
================================================================================

     Treasury / Other's operating income was $30.6 million in the first quarter of 2003, up from last year's first quarter of $26.9 million. Net interest income rose $2.1 million largely due to offsetting items within Treasury. Declining interest rates caused a substantial decline in the cost of funds charged on loans and leases and investments, which was offset by a corresponding decline in the funding credit paid to deposit providers, most notably Regional Banking. A one-time transfer pricing charge was made to the indirect auto line of business for the early termination of funding related to the aforementioned March 2003 sale of automobile loans.

     Non-interest income for 2003 first quarter was $15.3 million compared with $11.7 million for the same period last year. Non-interest expense for the current quarter increased $2.1 million from the 2002 first quarter. This increase reflected slightly higher personnel costs.

     Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate was lower and, as a result, Treasury / Other reflected the reconciling items to the statutory tax rate in its income taxes.

OPERATING BASIS - 2002 FIRST QUARTER RECONCILIATION TO GAAP RESULTS

     Results in the 2002 first quarter were impacted by a number of items related to Huntington's strategic initiatives announced in July 2001, primarily the plan to sell the Florida banking and insurance operations. The sale of the Florida banking operations, which included 143 banking offices, 456 ATMs and $2.5 billion in loans and other tangible assets and $4.8 billion in deposits and other liabilities, was completed on February 15, 2002. The year-ago quarter's results included a gain from the sale of the Florida banking operations, operating results from the Florida banking operations through its sale in mid-February, as well as restructuring charges. The sale of the J. Rolfe Davis Insurance Agency, Inc., Huntington's Florida-based insurance operations, was completed on July 2, 2002. As such, the year-ago quarter represented the last full quarter's worth of non-interest income and non-interest expense associated with this business. The financial impact on 2002 first quarter results included:

     o Items related to the sold Florida banking operations

       $175.3 million pre-tax gain ($56.7 million after tax, or $0.23 per common share) from the sale

       $4.1 million pre-tax loss from operations ($2.7 after tax loss, or $0.01 loss per common share)

       $1.4 billion reduction in average loans in the quarter from the loans sold

       $2.4 billion reduction in average deposits in the quarter from the deposits sold

     o Items related to the sold Florida insurance operations

       $3.5 million pre-tax of non-interest income

       $2.6 million pre-tax of non-interest expense

     o $56.2 million pre-tax ($36.5 million after tax, or $0.14 per common share) in restructuring charges


     Since these items are associated with exited businesses and/or restructurings that have been completed and no longer contribute to current or future period financial performance, management believes that excluding their impact from the year-ago quarter provides a clearer picture of underlying performance and trends, as well as the progress made in improving financial performance. Financial performance in the year-ago quarter that excludes the impact of these items from GAAP results is referred to as performance on an "operating basis". It is on this operating basis that management evaluates performance and analyzes certain data, including Line of Business performance, for making strategic decisions and determining incentive compensation.

     Please refer to Table 18 for a reconciliation of 2002 first quarter performance on a GAAP basis to an operating basis for selected income statement data and performance ratios, and to Table 19 for a similar reconciliation for selected average balance sheet items. Also, please refer to Huntington's amended 2002 Annual Report for further detailed discussion of the impact of the 2001 strategic refocusing plan.

TABLE 18 - SELECTED 2002 FIRST QUARTER INCOME STATEMENT DATA - RECONCILIATION OF GAAP TO OPERATING BASIS

-------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                     THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------------------------------
                                                      GAAP      SOLD FLORIDA OPERATIONS     OPERATING
                                                      BASIS         & OTHER ITEMS(1)          BASIS
-------------------------------------------------------------------------------------------------------
Net Interest Income                                  $184,431          $  9,724              $174,707
Provision for loan and lease losses                    39,010             5,186                33,824
-------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN AND LEASE LOSSES                            145,421             4,538               140,883
-------------------------------------------------------------------------------------------------------
Operating lease income                                175,906               ---               175,906
Service charges on deposit accounts                    38,530             4,248                34,282
Brokerage and insurance income                         17,605             4,205                13,400
Trust services                                         15,501               405                15,096
Mortgage banking                                       19,565               (79)               19,644
Bank Owned Life Insurance income                       11,676               ---                11,676
Other service charges and fees                         10,632             1,514                 9,118
Gain on sale of Florida operations                    175,344           175,344                   ---
Securities gains                                          457               ---                   457
Other                                                  13,884               340                13,544
-------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                             479,100           185,977               293,123
-------------------------------------------------------------------------------------------------------
Operating lease expense                               140,785               ---               140,785
Personnel costs                                       114,285             9,965               104,320
Net occupancy                                          17,239             2,468                14,771
Outside data processing and other services             18,439             1,342                17,097
Equipment                                              16,949             1,367                15,582
Marketing                                               7,003              (171)                7,174
Professional services                                   5,401               159                 5,242
Telecommunications                                      6,018               736                 5,282
Printing and supplies                                   3,837               318                 3,519
Restructuring charges                                  56,184            56,184                   ---
Other                                                  20,534             2,151                18,383
-------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                            406,674            74,519               332,155
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                            217,847           115,996               101,851
Income taxes                                          124,706            97,782                26,924
-------------------------------------------------------------------------------------------------------
NET INCOME                                           $ 93,141          $ 18,214              $ 74,927
=======================================================================================================
NET INCOME PER COMMON SHARE - DILUTED                $   0.37          $   0.07              $   0.30

Return on average total assets                           1.42%                                   1.22%
Return on average total shareholders' equity             15.8                                    12.7
Net interest margin(2)                                   3.63                                    3.69
Efficiency ratio(3)                                      71.4                                    70.8
Effective tax rate                                       57.2                                    26.4
Net Interest Income                                  $184,431          $  9,724              $174,707
Tax Equivalent Adjustment(2)                            1,169               ---                 1,169
-------------------------------------------------------------------------------------------------------
Net Interest Income - FTE                             185,600             9,724               175,876
Non-Interest Income                                   479,100           185,977               293,123
-------------------------------------------------------------------------------------------------------
TOTAL REVENUE - FTE                                  $664,700          $195,701              $468,999
=======================================================================================================
TOTAL REVENUE - FTE EXCLUDING SECURITIES GAINS       $664,243          $195,701              $468,542
=======================================================================================================

(1) See "Operating Basis - 2002 First Quarter Reconciliation to GAAP Results" discussion on page 41 for details.
(2)  Calculated assuming a 35% tax rate.
(3) Non-interest expense excluding restructuring charges, divided by fully taxable equivalent revenue less securities gains and significant non-operating gains.

TABLE 19 - SELECTED 2002 FIRST QUARTER AVERAGE BALANCE SHEET DATA - RECONCILIATION OF GAAP TO OPERATING BASIS

------------------------------------------------------------------------------------------------------
(in millions)                                                THREE MONTHS ENDED MARCH 31, 2002
------------------------------------------------------------------------------------------------------
                                                       GAAP     SOLD FLORIDA OPERATIONS   OPERATING
                                                      BASIS         & OTHER ITEMS(1)        BASIS
------------------------------------------------------------------------------------------------------
SELECTED ASSETS
Interest bearing deposits in banks                   $    34          $    -              $    34
Trading account securities                                 5             ---                    5
Federal funds sold and securities purchased
 under resale agreements                                  62             ---                   62
Mortgages held for sale                                  381             ---                  381
Securities:
  Taxable                                              2,713             ---                2,713
  Tax exempt                                             101              (1)                 102
------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES                                  2,814              (1)               2,815
------------------------------------------------------------------------------------------------------
Loans and leases:(2)
  Commercial                                           6,045             384                5,661
  Real Estate
    Construction                                       1,291              50                1,241
    Commercial                                         2,364             168                2,196
------------------------------------------------------------------------------------------------------
     Total commercial real estate                      3,655             218                3,437
  Consumer
    Automobile loans and leases                        2,822             171                2,651
    Home equity                                        3,209             421                2,788
    Residential mortgage                               1,185             117                1,068
    Other loans                                          482              58                  424
------------------------------------------------------------------------------------------------------
     Total Consumer                                    7,698             767                6,931
------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES                                17,398           1,369               16,029
------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE LOSSES                      371              11                  360
------------------------------------------------------------------------------------------------------
Net loans and leases                                  17,027           1,358               15,669
------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS                                  20,694           1,368               19,326
------------------------------------------------------------------------------------------------------
Operating lease assets                                 3,041             ---                3,041

DEPOSITS
Core deposits
  Non-interest bearing deposits                      $ 3,041          $  303              $ 2,738
  Interest bearing demand deposits                     5,148             786                4,362
  Savings deposits                                     3,097             267                2,830
  Other domestic time deposits                         5,015             918                4,097
------------------------------------------------------------------------------------------------------
     TOTAL CORE DEPOSITS                              16,301           2,274               14,027
------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more             1,052              93                  959
Brokered time deposits and negotiable CDs                302               0                  302
Foreign time deposits                                    270               2                  268
------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                  $17,925          $2,369              $15,556
------------------------------------------------------------------------------------------------------

(1) See "Operating Basis - 2002 First Quarter Reconciliation to GAAP Results" discussion on page 41 for details.
(2)  Individual loan and lease components include applicable fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures for the current period are found beginning on page 33 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's amended 2002 Annual Report.


ITEM 4. CONTROLS AND PROCEDURES

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

          10.  Material contracts:

               (a)* Amended and Restated Executive Deferred Compensation Plan
                    for Huntington Bancshares Incorporated

          99.1. Earnings to Fixed Charges

          99.2  Chief Executive Officer Certification

          99.3  Chief Financial Officer Certification

     (b)  Reports on Form 8-K

          1. A report on Form 8-K, dated January 7, 2003, was filed under report item numbers 5 and 7, announcing credit actions taken in the fourth quarter of 2002. These included the sale of $47 million in non-performing loans with $21 million in incremental charge-offs and a $30 million charge-off, or 100% of the credit exposure associated with one customer in the health care finance business that was previously disclosed as a non-performing loan in November 2002.

          2. A report on Form 8-K, dated January 16, 2003, was filed under report item numbers 5 and 7, concerning Huntington's results of operations for the fourth quarter and year ended December 31, 2002.

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



                       Huntington Bancshares Incorporated
                       ----------------------------------
                                  (Registrant)



Date: May 20, 2003                    /s/ Thomas E. Hoaglin
                                      ------------------------------------------
                                      Thomas E. Hoaglin
                                      Chairman, Chief Executive Officer and
                                      President



Date: May 20, 2003                    /s/ Michael J. McMennamin
                                      ------------------------------------------
                                      Michael J. McMennamin
                                      Vice Chairman, Chief Financial Officer and
                                      Treasurer (Principal Financial Officer)

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


Date: May 20, 2003
      -----------------------

                                            /s/ Thomas E. Hoaglin
                                            ------------------------------------
                                            Thomas E. Hoaglin
                                            Chief Executive Officer

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


Date: May 20, 2003
      -----------------------

                                            /s/ Michael J. McMennamin
                                            ------------------------------------
                                            Michael J. McMennamin
                                            Chief Financial Officer