Form 10-Q
period 2003-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2003-08-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      QUARTERLY PERIOD ENDED JUNE 30, 2003


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

 Yes   X             No
     ======             =======


There were 228,693,313 shares of Registrant's without par value common stock outstanding on July 31, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED

                                INTRODUCTORY NOTE

On July 17, 2003, Huntington Bancshares Incorporated (Huntington) announced it was voluntarily restating prior period results to reflect a series of actions related to the timing of recognition of origination fees paid to automobile dealers, commissions paid to employees for deposit gathering activities, certain residential mortgage loan origination fee income, expense related to pension settlements, and reserves related to the sale of an automobile debt cancellation product. The financial impact related to these actions is reflected in the second quarter financial information included in this report and, for previously reported periods, is summarized in Part II, Item 5 of this report. Huntington also stated it would defer origination fees and expenses prospectively for all loans and leases originated after June 30, 2003.

In addition, Huntington announced that it is reviewing the application of SFAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases) on historical results. SFAS 91 deals with the timing of recognition of loan and lease origination fees and certain expenses, and requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset.

Part II, Item 5 also contains additional disclosures which have no financial impact on previously reported results, but which will be included in the second amended 2002 Annual Report on Form 10-K/A and/or the amended 2003 First Quarter 10-Q/A. Huntington is not filing these amended documents at this time because it has not completed gathering and analyzing data for 1995-1997, which is necessary to finalize its review of the impact of not having deferred net origination fees and costs on prior period results. However, based upon information currently available, Huntington expects the majority of any additional impact that might result from a restatement for the deferral of all loan origination fees and costs would be reflected in 1999 and earlier periods, similar to the timing impact of the restatements announced on July 17, 2003.


                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            June 30, 2003 and 2002 and December 31, 2002                            3

            Consolidated Statements of Income -
            For the three and six months ended June 30, 2003 and 2002               4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the six months ended June 30, 2003 and 2002                         5

            Consolidated Statements of Cash Flows -
            For the six months ended June 30, 2003 and 2002                         6

            Notes to Unaudited Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             45

Item 4.     Controls and Procedures                                                45


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                    45

Item 5.     Other Information                                                      47

Item 6.     Exhibits and Reports on Form 8-K                                       48

            Signatures                                                             50

 PART 1. FINANCIAL INFORMATION
 FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)

                                                                JUNE 30,         December 31,        June 30,
 (in thousands)                                                   2003               2002              2002
-----------------------------------------------------------------------------------------------------------------
                                                                                  (Restated)        (Restated)
ASSETS
Cash and due from banks                                        $  1,153,108       $    969,483      $    858,561
Federal funds sold and securities
     purchased under resale agreements                               74,473             49,280            75,824
Interest bearing deposits in banks                                   44,906             37,300            28,385
Trading account securities                                           19,426                241            10,532
Loans held for sale                                                 713,722            528,379           190,724
Securities available for sale - at fair value                     3,702,761          3,403,369         3,006,273
Investment securities - fair value $6,780, $7,725,
     and $10,963, respectively                                        6,593              7,546            10,769
Total loans and direct financing leases                          19,098,929         18,619,211        16,784,144
     Less allowance for loan and lease losses                       340,947            336,648           351,696
-----------------------------------------------------------------------------------------------------------------
Net loans and direct financing leases                            18,757,982         18,282,563        16,432,448
-----------------------------------------------------------------------------------------------------------------
Operating lease assets                                            1,717,194          2,252,445         2,801,239
Bank owned life insurance                                           906,823            886,214           863,327
Premises and equipment                                              332,916            341,366           353,931
Goodwill and other intangible assets                                218,080            218,567           210,685
Customers' acceptance liability                                       8,372             16,745            16,778
Accrued income and other assets                                     635,663            522,611           492,766
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 28,292,019       $ 27,516,109      $ 25,352,242
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                 $ 18,371,359       $ 17,499,326      $ 16,861,100
Short-term borrowings                                               918,771          2,141,016         1,814,275
Federal Home Loan Bank advances                                   1,273,000          1,013,000            13,000
Subordinated notes                                                  496,666            738,678           880,706
Other long-term debt                                              3,508,397          2,495,123         2,082,438
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company             300,000            300,000           300,000
Bank acceptances outstanding                                          8,372             16,745            16,778
Accrued expenses and other liabilities                            1,144,917          1,053,833         1,055,614
-----------------------------------------------------------------------------------------------------------------
     Total Liabilities                                           26,021,482         25,257,721        23,023,911
-----------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                              ---                ---               ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255
          shares; outstanding 228,660,038, 232,878,851, and
          242,919,872 shares, respectively                        2,483,105          2,484,421         2,487,887
     Less 29,206,217, 24,987,404, and 14,946,383
          treasury shares, respectively                            (555,176)          (475,399)         (289,705)
     Accumulated other comprehensive income                          40,817             62,300            28,655
     Retained earnings                                              301,791            187,066           101,494
-----------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                   2,270,537          2,258,388         2,328,331
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 28,292,019       $ 27,516,109      $ 25,352,242
-----------------------------------------------------------------------------------------------------------------



See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                             2003           2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Restated)                         (Restated)
Interest and fee income
     Loans and leases                                                $279,506      $274,893          $ 562,462        $ 558,601
     Securities                                                        42,033        44,424             84,111           89,205
     Other                                                              8,923         3,499             15,880           10,211
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                 330,462       322,816            662,453          658,017
--------------------------------------------------------------------------------------------------------------------------------
     Deposits                                                          76,383        93,759            156,093          202,589
     Short-term borrowings                                              4,313         6,156              9,872           14,670
     Federal Home Loan Bank advances                                    5,634           212             11,219              470
     Subordinated notes and other long-term debt
        including preferred capital securities                         28,554        30,695             55,955           62,730
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                114,884       130,822            233,139          280,455
--------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                   215,578       191,994            429,314          377,562
Provision for loan and lease losses                                    49,193        49,876             86,037           88,886
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                 166,385       142,118            343,277          288,676
--------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                                124,209       168,047            257,964          343,953
Service charges on deposit accounts                                    40,914        35,608             80,783           74,423
Trust services                                                         15,580        16,247             30,491           31,748
Gains on sales and securitizations of loans                            14,808         1,743             26,922            3,138
Brokerage and insurance income                                         14,196        16,899             29,693           34,504
Other service charges and fees                                         11,372        10,529             24,822           28,469
Bank Owned Life Insurance income                                       11,043        11,443             22,180           23,119
Mortgage banking                                                       11,033        10,115             21,710           21,161
Gain on sale of Florida operations                                        ---           ---                ---          181,344
Securities gains                                                        6,887           966              8,085            1,423
Other                                                                  24,164        16,068             39,587           28,557
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             274,206       287,665            542,237          771,839
--------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                       114,047       106,808            235,790          222,491
Operating lease expense                                               102,939       131,695            214,527          272,480
Equipment                                                              16,341        16,659             32,753           33,608
Outside data processing and other services                             16,104        16,592             32,683           35,031
Net occupancy                                                          15,583        14,756             32,398           31,995
Professional services                                                   9,872         7,864             19,157           14,294
Marketing                                                               8,454         7,231             15,080           14,234
Telecommunications                                                      5,394         5,320             11,095           11,338
Printing and supplies                                                   2,253         3,683              5,934            7,520
Restructuring charges (releases)                                       (5,315)          ---             (6,315)          56,184
Other                                                                  20,372        21,083             37,281           42,016
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                            306,044       331,691            630,383          741,191
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            134,547        98,092            255,131          319,324
Income taxes                                                           37,160        25,081             67,168          150,302
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $ 97,387      $ 73,011          $ 187,963        $ 169,022
--------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
   Net Income
      Basic                                                             $0.43         $0.30              $0.82            $0.68
      Diluted                                                           $0.42         $0.29              $0.81            $0.68

   Cash Dividends Declared                                              $0.16         $0.16              $0.32            $0.32

  AVERAGE COMMON SHARES
          Basic                                                       228,633       246,106            229,987          248,415
          Diluted                                                     230,572       247,867            231,684          249,946

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                       COMMON STOCK         TREASURY STOCK        OTHER
                                                    -------------------- -------------------- COMPREHENSIVE   RETAINED
(in thousands)                                      SHARES     AMOUNT     SHARES    AMOUNT    INCOME (LOSS)   EARNINGS      TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Restated)   (Restated)
Six Months Ended June 30, 2002:
 Balance, beginning of period                       257,866  $2,490,724   (6,672)  $(123,849)   $ 25,488     $ 11,492    $2,403,855
    Comprehensive Income:
    Net income                                                                                                169,022       169,022
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                                                 5,926                      5,926
    Unrealized losses on derivative instruments
       used in cash flow hedging relationships                                                    (2,759)                    (2,759)
                                                                                                                         -----------
      Total comprehensive income                                                                                            172,189
                                                                                                                         -----------
    Stock issued for acquisition                                             203       3,952                                  3,952
    Cash dividends declared                                                                                   (79,020)      (79,020)
    Stock options exercised                                      (2,837)     312       5,365                                  2,528
    Treasury shares purchased                                             (8,789)   (175,173)                              (175,173)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, end of period                             257,866  $2,487,887  (14,946)  $(289,705)   $ 28,655     $101,494    $2,328,331
------------------------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2003:
 BALANCE, BEGINNING OF PERIOD                       257,866  $2,484,421  (24,987)  $(475,399)   $ 62,300     $187,066    $2,258,388
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                                187,963       187,963
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME                                                                (4,391)                    (4,391)
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS                                                   (17,092)                   (17,092)
                                                                                                                         -----------
      TOTAL COMPREHENSIVE INCOME                                                                                            166,480
                                                                                                                         -----------
    CASH DIVIDENDS DECLARED                                                                                   (73,238)      (73,238)
    STOCK OPTIONS EXERCISED                                      (1,316)     118       1,902                                    586
    TREASURY SHARES PURCHASED                                             (4,300)    (81,061)                               (81,061)
    OTHER                                                                    (37)       (618)                                  (618)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD                             257,866  $2,483,105  (29,206)  $(555,176)   $ 40,817     $301,791    $2,270,537
------------------------------------------------------------------------------------------------------------------------------------



See notes to unaudited consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------

                                                                                              SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                                   2003                    2002
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (Restated)
OPERATING ACTIVITIES
     Net Income                                                                         $   187,963              $  169,022
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan and lease losses                                           86,037                  88,886
               Depreciation on operating lease assets                                       187,914                 243,614
               Other depreciation and amortization                                           42,209                  30,382
               Deferred income tax expense                                                   27,528                 244,825
               (Increase) decrease in trading account securities                            (19,185)                  2,860
               (Increase) decrease in mortgages held for sale                              (185,343)                438,662
               Gains on sales of securities available for sale                               (8,085)                 (1,423)
               Gains on sales/securitizations of loans                                      (26,922)                 (3,138)
               Gain on sale of Florida banking and insurance operations                         ---                (181,344)
               Restructuring charges (releases)                                              (6,315)                 56,184
               Other, net                                                                   (63,540)               (339,755)
----------------------------------------------------------------------------------------------------------------------------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES                            222,261                 748,775
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Increase in interest bearing deposits in banks                                          (7,606)                 (7,180)
     Proceeds from:
         Maturities and calls of investment securities                                          954                   1,548
         Maturities and calls of securities available for sale                              945,534                 381,329
         Sales of securities available for sale                                             591,497                 456,411
     Purchases of securities available for sale                                          (1,649,721)               (782,961)
     Proceeds from sales/securitizations of loans                                         1,390,378                 226,707
     Net loan and lease originations, excluding sales                                    (2,131,396)             (1,256,098)
     Net decrease (increase) in operating lease inventory                                   347,337                 (27,581)
     Proceeds from sale of premises and equipment                                             4,049                  15,180
     Purchases of premises and equipment                                                    (22,220)                (26,389)
     Proceeds from sales of other real estate                                                 4,872                   4,770
     Cash paid in purchase acquisition                                                          ---                  (4,026)
     Net cash paid related to sale of Florida banking and insurance operations                  ---              (1,289,917)
----------------------------------------------------------------------------------------------------------------------------
                       NET CASH USED FOR INVESTING ACTIVITIES                              (526,322)             (2,308,207)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Increase in total deposits                                                             869,313               1,435,665
     (Decrease) increase in short-term borrowings                                        (1,222,245)                108,349
     Payment of subordinated notes                                                         (250,000)                    ---
     Proceeds from Federal Home Loan Bank advances                                          270,000                     ---
     Maturity of Federal Home Loan Bank advances                                            (10,000)                 (4,000)
     Proceeds from long term debt                                                         1,235,000                 675,000
     Maturity of long-term debt                                                            (225,000)               (690,000)
     Dividends paid on common stock                                                         (73,714)                (80,193)
     Repurchases of common stock                                                            (81,061)               (175,173)
     Net proceeds from issuance of common stock                                                 586                   2,528
----------------------------------------------------------------------------------------------------------------------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES                            512,879               1,272,176
----------------------------------------------------------------------------------------------------------------------------
                       CHANGE IN CASH AND CASH EQUIVALENTS                                  208,818                (287,256)
                       CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,018,763               1,221,641
----------------------------------------------------------------------------------------------------------------------------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,227,581              $  934,385
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Income taxes paid                                                                  $    65,668              $   20,136
     Interest paid                                                                          247,126                 298,235
     Non-cash activities
          Mortgage loans securitized                                                        171,586                     ---
          Common stock dividends accrued not paid                                            27,932                  39,040

     See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's amended 2002 Annual Report on Form 10-K/A filed on May 20, 2003 (amended Form 10-K/A), which include descriptions of significant accounting policies as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

        In preparing financial statements in conformity with GAAP, management of Huntington is required to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Actual results could differ from those estimates.

        Certain amounts in the prior year's financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This Interpretation changes current practice in the accounting for, and disclosure of, guarantees which, for Huntington, apply generally to its standby letters of credit. The Interpretation requires certain guarantees to be recorded at fair value, which differs from the prior practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from current practice. The recognition requirements of this Interpretation were adopted prospectively January 1, 2003. The impact of adopting FIN 45 was not material.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25, which is the method currently used by Huntington.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This Interpretation may be applied (1) prospectively with a cumulative effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

        Effective July 1, 2003, Huntington adopted FIN 46 resulting in the consolidation of one of the securitization trusts formed in 2000. The consolidation of that trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of a 1.01% allowance for loan and lease losses. Reflecting these impacts, the adoption of FIN 46 will result in a cumulative effect charge of approximately $11 million, or $0.05 per share, in the third quarter, a reduction of the ALLL by approximately 3 basis points, and a reduction of the tangible common equity ratio of approximately 30 basis points. Regulatory capital was minimally impacted since these assets were reflected previously in risk-based assets.

        Huntington owns the common stock of two fully-consolidated subsidiary business trusts, which have issued company-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts' only assets, which totaled $300 million at June 30, 2003, are debentures issued by Huntington, which were acquired by the trusts using proceeds from the issuance of the preferred securities and common stock. With the implementation of FIN 46 in the third quarter of 2003, Huntington will no longer consolidate these trusts. Upon de-consolidation, Huntington will include the debentures in other long-term debt and Huntington's equity interest in the trusts will be included in "accrued income and other assets" on the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has advised that such preferred securities will continue to constitute Tier 1 capital until further notice.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is substantially effective on a prospective basis for contracts entered into or modified after June 30, 2003. Huntington is in the process of assessing the impact of Statement No. 149 on its results of operations and financial condition.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Huntington is in the process of assessing the impact of Statement No. 150 on its results of operations and financial condition.

        Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, (SFAS 91) deals with the timing of recognition of loan and lease origination fees and certain expenses. The statement requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset. Generally, Huntington records the fees it receives from loan and lease origination activities, as well as the cost of those activities, in the period in which the fees are received and the costs incurred. Effective July 1, 2003, Huntington elected to defer loan origination fees and related costs prospectively for all loan and lease originations. Management believes that the deferral of all loan and origination fees will reduce reported income per share by $0.05 in the second half of 2003. Huntington is reviewing whether it is appropriate to restate prior periods to reflect the deferral of origination fees and costs. If prior years are restated, the impact on earnings for the second half of 2003 would be less.

NOTE 3 - RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Huntington has voluntarily restated its prior period financial results to reflect a series of actions related to the timing and recognition of origination fees paid to automobile dealers, commissions paid to originate deposits, mortgage origination fee income, and expense related to pension settlements, and reserves related to the sale of an automobile debt cancellation product. In addition, Huntington reclassified certain tax consulting expenses from income tax expense to professional services.

        The following table reflects the financial statement line items in Huntington's balance sheets and income statements, showing the previously reported financial information included in the Form 10-K/A filed on May 20, 2003 and the related restated amounts.

--------------------------------------------------------------------------------------------------------------
                                                      DECEMBER 31, 2002                 JUNE 30, 2002
                                                 ----------------------------  -------------------------------
                                                                                PREVIOUSLY
                                                  PREVIOUSLY                     REPORTED
(in thousands of dollars)                          REPORTED       RESTATED     & RESTATED(1)          RESTATED
--------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Total loans and leases                           $ 18,645,189    $ 18,619,211   $ 16,808,113     $ 16,784,144
Net loans and leases                               18,308,541      18,282,563     16,456,417       16,432,448
Accrued income and other assets                       537,775         522,611        506,957          492,766
Total Assets                                       27,557,251      27,516,109     25,390,402       25,352,242
Accrued expenses and other liabilities              1,062,868       1,053,833      1,066,319        1,055,614
Total liabilities                                  25,266,756      25,257,721     23,034,616       23,023,911
Retained earnings                                     219,172         187,066        128,949          101,494
Total shareholders' equity                          2,290,495       2,258,388      2,355,786        2,328,331
Total Liabilities and Shareholders' Equity       $ 27,557,251    $ 27,516,109   $ 25,390,402     $ 25,352,242

(1)  Reflects impact of amendment to Form 10-K filed on May 20, 2003.
--------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JUNE 30, 2002                   JUNE 30, 2002
                                                 -----------------------------  ------------------------------
                                                  PREVIOUSLY                     PREVIOUSLY
(in thousands of dollars)                          REPORTED        RESTATED       REPORTED          RESTATED
--------------------------------------------------------------------------------------------------------------

INCOME STATEMENT:
Interest expense                                    $ 131,835       $ 130,822      $ 282,605        $ 280,455
Net interest income                                   190,981         191,994        375,412          377,562
Net interest income after provision for loan
   and lease losses                                   141,105         142,118        286,526          288,676
Service charges on deposit accounts                    35,354          35,608         73,884           74,423
Mortgage banking income                                10,725          10,115         22,982           21,161
Gain on sale of Florida operations                        ---             ---        175,344          181,344
Total non-interest income                             288,021         287,665        767,121          771,839
Personnel costs                                       105,146         106,808        219,431          222,491
Professional services                                   6,267           7,864         11,668           14,294
Other non-interest expense                             20,683          21,083         41,217           42,016
Total non-interest expense                            328,032         331,691        734,706          741,191
Income before income taxes                            101,094          98,092        318,941          319,324
Income taxes                                           27,169          25,081        151,875          150,302
Net income                                          $  73,925       $  73,011      $ 167,066        $ 169,022

Earnings per share:
   Basic                                                $0.30           $0.30          $0.67            $0.68
   Diluted                                              $0.30           $0.29          $0.67            $0.68


        Restated financial information for prior periods has been summarized in
Part II Item 5 of this report. Financial information included in this report for the three and six months ended June 30, 2002, has also been restated. Net income was reduced by $0.9 million for the three-month period and increased by $2.0 million, or $0.01 per share, for the six-month period. Total loans and leases were reduced by $24.0 million, other assets by $14.2 million, other liabilities by $10.7 million and retained earnings by $27.5 million at June 30, 2002, for the cumulative effect of the restatement.

NOTE 4 - RESTRUCTURING CHARGES

        During the second quarter 2003, Huntington released $5.3 million of restructuring reserves through a credit to the restructuring charge line of non-interest expense in the accompanying unaudited consolidated financial statements. Released reserves of $3.8 million related to those established in 1998 and $1.5 million related to the strategic refocusing plan established in 2001 and 2002. Reserves of $1.0 million and $7.2 million were released in the first quarter of 2003 and the fourth quarter of 2002, respectively, also related to the strategic refocusing plan. The 1998 reserve was established for, among other items, the exit of under performing product lines, including possible third party claims related to these exits. Management reviewed this reserve and determined that future claims would be immaterial, and reduced the level of the reserve accordingly.

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

        As of June 30, 2003, Huntington has remaining reserves for restructuring of $0.3 million related to the 1998 strategic initiative, and $9.1 million related to the 2001 strategic initiatives, respectively. Huntington expects that this remaining reserve will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities contemplated by Huntington's 2001 strategic refocusing plan.

NOTE 5- SECURITIES AVAILABLE FOR SALE

        Securities available for sale at June 30, 2003 and December 31, 2002 were as follows:

-----------------------------------------------------------------------------------------------------------------
                                                      JUNE 30, 2003                      DECEMBER 31, 2002

-----------------------------------------------------------------------------------------------------------------
                                              Amortized                             Amortized
(in thousands of dollars)                       Cost           Fair Value             Cost           Fair Value
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                            $       327       $       331         $       ---       $        --
     1-5 years                                    38,930            39,543              13,434            14,066
     6-10 years                                   64,063            66,158               4,704             5,367
     Over 10 years                                   ---               ---                 412               479
-----------------------------------------------------------------------------------------------------------------
        Total                                    103,320           106,032              18,550            19,912
-----------------------------------------------------------------------------------------------------------------
Federal agencies
     Mortgage-backed securities
     1-5 years                                    13,353            13,660              34,196            35,166
     6-10 years                                  209,451           215,030             264,219           270,779
     Over 10 years                               720,332           738,826             873,552           901,417
-----------------------------------------------------------------------------------------------------------------
        Total                                    943,136           967,516           1,171,967         1,207,362
-----------------------------------------------------------------------------------------------------------------
 Other agencies
     Under 1 year                                137,797           141,375              34,923            35,966
     1-5 years                                   305,503           324,030             758,032           783,533
     6-10 years                                  210,788           209,510              95,617            97,095
     Over 10 years                               948,281           961,049             477,185           483,816
-----------------------------------------------------------------------------------------------------------------
        Total                                  1,602,369         1,635,964           1,365,757         1,400,410
-----------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal
        Agencies                               2,648,825         2,709,512           2,556,274         2,627,684
-----------------------------------------------------------------------------------------------------------------
Other
     Under 1 year                                  7,720             7,731               7,133             7,183
     1-5 years                                    59,007            59,735              62,939            63,886
     6-10 years                                   57,989            59,974              49,581            51,046
     Over 10 years                               649,192           651,330             451,108           449,958
     Retained interest in securitizations        148,177           163,664             146,160           159,978
     Marketable equity securities                 50,809            50,815              42,846            43,634
-----------------------------------------------------------------------------------------------------------------
        Total                                    972,894           993,249             759,767           775,685
-----------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE          $ 3,621,719       $ 3,702,761         $ 3,316,041       $ 3,403,369
-----------------------------------------------------------------------------------------------------------------

NOTE 6 - OPERATING LEASE ASSETS

        Operating lease assets at June 30, 2003 and 2002 and December 31, 2002, were as follows:

------------------------------------------------------------------------------------------------------
                                                          JUNE 30,      DECEMBER 31,      JUNE 30,
(in thousands of dollars)                                   2003            2002            2002
------------------------------------------------------------------------------------------------------
Cost of automobiles under operating leases               $ 2,689,413     $ 3,260,897      $ 3,782,647
Accumulated depreciation                                    (972,219)     (1,008,452)        (981,408)
------------------------------------------------------------------------------------------------------
OPERATING LEASE ASSETS, NET                              $ 1,717,194     $ 2,252,445      $ 2,801,239
------------------------------------------------------------------------------------------------------

        Depreciation expense related to leased automobiles was $89.8 million and $119.6 million for the three months ended June 30, 2003 and 2002, respectively. For the respective six-month periods, depreciation expense was $187.9 million and $243.6 million.

NOTE 7 - EARNINGS PER SHARE

        Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the three and six months ended June 30 is as follows:

-------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
-------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)             2003         2002          2003           2002
-------------------------------------------------------------------------------------------------------
                                                                 (Restated)                 (Restated)
NET INCOME                                          $ 97,387     $ 73,011      $ 187,963     $ 169,022
-------------------------------------------------------------------------------------------------------

Average common shares outstanding                    228,633      246,106        229,987       248,415
Dilutive effect of common stock equivalents            1,939        1,761          1,697         1,531
-------------------------------------------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES OUTSTANDING            230,572      247,867        231,684       249,946
-------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
   Basic                                               $0.43        $0.30          $0.82         $0.68
   Diluted                                             $0.42        $0.29          $0.81         $0.68

        The average market price of Huntington's common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington's common stock for the period.

        Approximately 5.1 million and 3.1 million stock options were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted-average exercise price for these options was $23.73 per share and $26.60 per share at the end of the same respective periods.

        At June 30, 2003, a total of 535,337 common shares associated with a 2002 acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met. Dividends paid on these shares are reinvested in common stock.

NOTE 8 - COMPREHENSIVE INCOME

        The components of Huntington's Other Comprehensive Income are the unrealized gains (losses) on securities available for sale, unrealized gains (losses) on derivative instruments used in cash flow hedging relationships, and minimum pension liability. The related before and after tax amounts in each of the three and six months ended June 30 were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
---------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                             2003          2002         2003          2002
---------------------------------------------------------------------------------------------------------------------
Minimum pension liability:
     Unrealized net loss                                           $    ---       $   ---     $    ---       $   ---
     Related tax benefit                                                ---           ---          ---           ---
---------------------------------------------------------------------------------------------------------------------
         Net                                                            ---           ---          ---           ---
---------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) on securities available
   for sale arising during the period:
     Unrealized net gains                                             9,053        32,852        1,330        10,540
     Related tax expense                                             (3,169)      (11,498)        (466)       (3,689)
---------------------------------------------------------------------------------------------------------------------
         Net                                                          5,884        21,354          864         6,851
---------------------------------------------------------------------------------------------------------------------

Unrealized holding losses on derivatives used in cash flow
   hedging relationships arising during the period:
     Unrealized net losses                                          (23,415)       (2,392)     (26,295)       (4,245)
     Related tax benefit                                              8,195           837        9,203         1,486
---------------------------------------------------------------------------------------------------------------------
         Net                                                        (15,220)       (1,555)     (17,092)       (2,759)
---------------------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net gains from sales
   of securities available for sale realized during the period:
     Realized net gains                                               6,887           966        8,085         1,423
     Related tax expense                                             (2,410)         (338)      (2,830)         (498)
---------------------------------------------------------------------------------------------------------------------
         Net                                                          4,477           628        5,255           925
---------------------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME                                   $(13,813)      $19,171     $(21,483)      $ 3,167
---------------------------------------------------------------------------------------------------------------------

        Activity in Accumulated Other Comprehensive Income for the six months ended June 30, 2003 and 2002 was as follows:

------------------------------------------------------------------------------------------------------
                                                                       UNREALIZED GAINS
                                                  UNREALIZED GAINS  (LOSSES) ON DERIVATIVE
                                       MINIMUM      (LOSSES) ON       INSTRUMENTS USED IN
                                       PENSION      SECURITIES         CASH FLOW HEDGING
(in thousands of dollars)             LIABILITY  AVAILABLE FOR SALE      RELATIONSHIPS         TOTAL
------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              $  ---         $29,469             $  (3,981)        $ 25,488
Period change                              ---           5,926                (2,759)           3,167
------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                  $  ---         $35,395             $  (6,740)        $ 28,655
------------------------------------------------------------------------------------------------------

Balance, December 31, 2002              $ (195)        $56,856             $   5,639         $ 62,300
Current-period change                      ---          (4,391)              (17,092)         (21,483)
------------------------------------------------------------------------------------------------------
Balance, June 30, 2003                  $ (195)        $52,465             $ (11,453)        $ 40,817
------------------------------------------------------------------------------------------------------

NOTE 9 - STOCK-BASED COMPENSATION

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

        Huntington expects to adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148. Huntington is currently evaluating which of the three methods under the transitional guidance it will adopt.

        The following pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in the three and six month periods presented:

-----------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
-----------------------------------------------------------------------------------------------------
                                                        2003         2002       2003         2002
-----------------------------------------------------------------------------------------------------
PERIOD-END OPTIONS OUTSTANDING (IN THOUSANDS)           17,399       13,729     17,399        13,729

ASSUMPTIONS
    Risk-free interest rate                              4.46%        4.13%       4.30%        4.13%
    Expected dividend yield                              3.26%        3.34%       3.30%        3.34%
    Expected volatility of Huntington's common stock     33.8%        33.8%       33.8%        33.8%

PRO FORMA RESULTS (IN MILLIONS OF DOLLARS)
    Net income, as reported                             $ 97.4       $ 73.0     $ 188.0      $ 169.0
    Less pro forma expense, net of tax, related to
       options granted                                     2.9          2.9         5.9          6.6
-----------------------------------------------------------------------------------------------------
    PRO FORMA NET INCOME                                $ 94.5       $ 70.1     $ 182.1      $ 162.4
-----------------------------------------------------------------------------------------------------

    NET INCOME PER COMMON SHARE:
       Basic, as reported                                $0.43        $0.30       $0.82        $0.68
       Basic, pro forma                                   0.41         0.28        0.79         0.65
       Diluted, as reported                               0.42         0.29        0.81         0.68
       Diluted, pro forma                                 0.41         0.28        0.79         0.65

NOTE 10 - SEGMENT REPORTING

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

        The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision-making purposes. Operating earnings adjust net income as reported to exclude the 2002 gain from the sale of the Florida operations, the historical Florida banking and insurance operating results, and restructuring charges or release of previously established restructuring reserves. See Note 10 to the unaudited consolidated financial statements for further discussions regarding the 2002 restructuring charges and
Note 11 regarding the 2002 sale of the Florida banking and insurance operations. The reconciling items between operating earnings and net income as reported are presented on an after-tax basis.

        Operating earnings that were previously reported have been restated, where appropriate, to reflect a change in the timing of certain revenues and expenses. See Note 3 to the unaudited consolidated financial statements for further discussion regarding this restatement.

The following provides a brief description of the four operating segments of
Huntington:

REGIONAL BANKING
This segment provides products and services to retail, business banking, and commercial customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, commercial real estate loans, international trade, and cash management.

DEALER SALES
This segment finances the purchase of automobiles by customers of automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobile under long-term operating and direct financing leases, finances the dealership's inventory of automobiles, and provides other banking services to the automotive dealerships and their owners.

PRIVATE FINANCIAL GROUP (PFG)
This segment provides products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.

TREASURY / OTHER
This segment includes assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management, as well as the impact of mezzanine lending activity conducted through Huntington's Capital Markets Group. Additionally, amortization expense of intangible assets, the 2002 gain on sale of the Florida operations, the 2002 restructuring charges, and other gains or losses not allocated to other business segments are also a component.

        Listed below is certain reported financial information reconciled to Huntington's three and six month 2003 and 2002 operating results by line of business.

-----------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                              Regional     Dealer                 Treasury/    Huntington
(in thousands of dollars)                      Banking       Sales        PFG        Other     Consolidated
-----------------------------------------------------------------------------------------------------------
2003
Net interest income                            $ 152,342   $  21,048    $  9,794    $ 32,394     $ 215,578
Provision for loan and lease losses               40,525       9,192        (458)        (66)       49,193
Non-Interest income                               75,684     144,003      27,847      26,672       274,206
Non-Interest expense                             150,125     125,590      25,886       4,443       306,044
Income taxes                                      13,082      10,594       4,275       9,209        37,160
-----------------------------------------------------------------------------------------------------------
   Net income, as reported                        24,294      19,675       7,938      45,480        97,387
   Restructure charges (releases), net of tax        ---         ---         ---      (3,455)       (3,455)
-----------------------------------------------------------------------------------------------------------
   Operating earnings                          $  24,294   $  19,675    $  7,938    $ 42,025     $  93,932
-----------------------------------------------------------------------------------------------------------

2002
Net interest income                            $ 146,411   $   4,233    $  8,917    $ 32,433     $ 191,994
Provision for loan and lease losses               36,844      10,737         447       1,848        49,876
Non-Interest income                               66,550     175,863      31,344      13,908       287,665
Non-Interest expense                             140,082     153,919      26,991      10,699       331,691
Income taxes                                      12,612       5,404       4,488       2,577        25,081
-----------------------------------------------------------------------------------------------------------
   Net income, as reported                        23,423      10,036       8,335      31,217        73,011
   Florida operating results, net of tax             ---         ---         532         ---           532
-----------------------------------------------------------------------------------------------------------
   Operating earnings                          $  23,423   $  10,036    $  7,803    $ 31,217     $  72,479
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                         SIX MONTHS ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                              Regional     Dealer                 Treasury/    Huntington
(in thousands of dollars)                      Banking       Sales        PFG        Other     Consolidated
-----------------------------------------------------------------------------------------------------------

2003
Net interest income                            $ 300,936   $  44,699    $ 19,312    $ 64,367     $ 429,314
Provision for loan and lease losses               64,066      20,577       1,454         (60)       86,037
Non-Interest income                              149,944     293,659      55,057      43,577       542,237
Non-Interest expense                             297,049     259,930      52,502      20,902       630,383
Income taxes                                      31,418      20,248       7,145       8,357        67,168
-----------------------------------------------------------------------------------------------------------
   Net income, as reported                        58,347      37,603      13,268      78,745       187,963
   Restructure charges (releases), net of tax        ---         ---         ---      (4,105)       (4,105)
-----------------------------------------------------------------------------------------------------------
   Operating earnings                          $  58,347   $  37,603    $ 13,268    $ 74,640     $ 183,858
-----------------------------------------------------------------------------------------------------------

2002
Net interest income                            $ 306,734   $    (454)   $ 16,398    $ 54,884     $ 377,562
Provision for loan and lease losses               64,356      20,386       2,036       2,108        88,886
Non-Interest income                              142,581     356,322      64,125     208,811       771,839
Non-Interest expense                             285,575     314,793      54,882      85,941       741,191
Income taxes                                      34,784       7,241       8,262     100,015       150,302
-----------------------------------------------------------------------------------------------------------
   Net income, as reported                        64,600      13,448      15,343      75,631       169,022
-----------------------------------------------------------------------------------------------------------
   Florida operating results, net of tax          (1,445)     (1,106)     (2,746)      6,822         1,525
   Gain on sale of Florida operations, net of
     tax                                             ---         ---         ---     (60,691)      (60,691)
   Restructuring charges, net of tax                 ---         ---         ---      36,519        36,519
-----------------------------------------------------------------------------------------------------------
   Operating earnings                          $  63,155   $  12,342    $ 12,597    $ 58,281     $ 146,375
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA                 TOTAL ASSETS AT JUNE 30,           TOTAL DEPOSITS AT JUNE 30,
                                              -------------------------          --------------------------
(in millions of dollars)                         2003          2002                 2003          2002
-----------------------------------------------------------------------------------------------------------
Regional Banking                                $ 14,624     $ 13,062              $ 16,628      $ 15,121
Dealer Sales                                       6,652        6,596                    67            50
Private Financial Group                            1,328        1,000                 1,027           826
Treasury / Other                                   5,688        4,694                   649           864
-----------------------------------------------------------------------------------------------------------
   Total                                        $ 28,292     $ 25,352              $ 18,371      $ 16,861
-----------------------------------------------------------------------------------------------------------

NOTE 11 - DIVESTITURES

        On July 25, 2003, Huntington sold four banking offices located in the eastern panhandle of West Virginia. This sale included approximately $50 million of loans and $130 million of deposits. Huntington expects to report a pre-tax gain from this sale of between $12 million and $13 million in the third quarter of 2003.

        On July 2, 2002, Huntington also completed the sale of its Florida insurance operations, The J. Rolfe Davis Insurance Agency, Inc., to members of its management. Though the sale affected selected Non-interest income and Non-interest expense categories, it had no material gain or impact to net income.

        On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $181.3 million and is reflected in Non-interest income. The after-tax gain was $60.7 million, or $0.24 per share. Income taxes related to this transaction were $120.7 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

NOTE 12 - SEC INVESTIGATION

        On June 26, 2003 Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation, and that Huntington is cooperating fully with the investigation. The formal investigation began following Huntington's announcement on April 16, 2003 that it intended to restate its financial statements in order to reclassify its accounting for automobile leases from the direct financing lease method to the operating lease method. The investigation also follows allegations by a former Huntington employee regarding certain aspects of Huntington's accounting and financial reporting practices, including the recognition of automobile loan and lease origination fees and costs, as well as certain year-end reserves. These allegations were immediately reviewed with the Audit/Risk Committee, a Board committee composed entirely of independent directors. The Audit/Risk committee retained independent legal counsel who, in turn, retained independent accountants to assist it in its investigation of the allegations. While the investigation is ongoing, progress reports have been shared with the Audit/Risk Committee and the SEC. The SEC investigation is ongoing and Huntington is continuing to cooperate fully.

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

        By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's amended 2002 Annual Report on Form 10-K/A filed on May 20, 2003 (amended Form 10-K/A) and other factors described from time to time in other filings with the Securities and Exchange Commission.

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

RESTATEMENT OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         Huntington has voluntarily restated its prior period financial results to reflect a series of actions related to the timing and recognition of origination fees paid to automobile dealers, deferral of commissions paid to originate deposits, mortgage origination fee income, expenses related to pension settlements, and reserves related to the sale of an automobile debt cancellation product. In addition, Huntington reclassified certain tax consulting expenses from income tax expense to professional services.

        Financial information included in this report for the three and six months ended June 30, 2002, has also been restated. Net income was reduced by $0.9 million for the three-month period and increased by $2.0 million, or $0.01 per common share, for the six-month period. The cumulative effect of this restatement reduced total loans and leases by $24.0 million, other assets by $14.2 million, other liabilities by $10.7 million, and retained earnings by $27.5 million at June 30, 2002.

        The results of this restatement are reflected in the unaudited consolidated financial statements, notes to the unaudited consolidated financial statements, and management's discussion and analysis for all current and prior periods reported in this Form 10-Q. Note 3 in the notes to the unaudited consolidated financial statements contains additional information regarding this restatement.

CRITICAL ACCOUNTING POLICIES
        Note 1 to the consolidated financial statements included in Huntington's amended Form 10-K/A lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the most significant accounting estimates and their related application in Huntington's amended Form 10-K/A.

ADOPTION OF FINANCIAL INTERPRETATION NO. (FIN) 46 INVOLVING SPECIAL PURPOSE ENTITIES (SPEs)
        Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.1 billion at June 30, 2003. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. Under GAAP at June 30, 2003, these trusts were not required to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts were not included on Huntington's balance sheets at June 30. See Note 10 to the consolidated financial statements in Huntington's amended Form 10-K/A for more information regarding securitized loans.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. This Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This Interpretation may be applied (1) prospectively with a cumulative effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

        Effective July 1, 2003, Huntington adopted FIN 46 resulting in the consolidation of one of the securitization trusts formed in 2000. The consolidation of that trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of a 1.01% allowance for loan and lease losses. Reflecting these impacts, the adoption of FIN 46 will result in a cumulative effect charge of approximately $11 million, or $0.05 per share, in the third quarter, a reduction of the ALLL by approximately 3 basis points, and a reduction in the tangible common equity ratio of approximately 30 basis points. Regulatory capital will have minimal impact since these assets are currently reflected in risk-based assets.

DERIVATIVES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
        Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to mitigate the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities.

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

RELATED PARTY TRANSACTIONS
        Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. A summary of the indebtedness of management can be found in Note 9 to Huntington's amended Form 10-K/A. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

SUMMARY DISCUSSION OF RESULTS

2003 Second Quarter versus 2002 Second Quarter
        Huntington's second quarter 2003 earnings were $97.4 million, or $0.42 per common share, up 33% and 45%, respectively, from $73.0 million, or $0.29 per common share in the year-ago quarter. This primarily reflected the benefit of a 13% increase in fully taxable equivalent net interest income and an 8% decline in non-interest expense, partially offset by a 5% decline in non-interest income. The higher percent change in per common share earnings reflected the benefit of repurchased common shares. The return on average assets (ROA) and return on average equity (ROE) were 1.39% and 17.5%, respectively, compared with 1.17% and 12.5% in the year-ago quarter.

        Fully taxable equivalent net interest income increased $24.6 million, or 13%, reflecting a $4.0 billion, or 20%, increase in average earning assets, partially offset by a 25 basis point, or an effective 6%, decline in the fully taxable equivalent net interest margin to 3.69% from 3.94%. The decline in non-interest expense of $25.6 million, or 8%, primarily reflected a $28.8 million, or 22%, decline in operating lease expense, and $5.3 million decrease in restructuring charges, partially offset by a $7.2 million, or 7%, increase in personnel costs. Non-interest income decreased $13.5 million, or 5%, primarily due to a $43.8 million, or 26%, decline in operating lease income, partially offset by a $21.2 million increase in other income, which included an $11.6 million gain from the sale of automobile loans.

2003 Second Quarter versus 2003 First Quarter
        Compared with the first quarter 2003 earnings of $90.6 million, or $0.39 per common share, second quarter earnings and earnings per common share were up 7% and 8%, respectively. This increase primarily reflected the benefit of a 6% decline in non-interest expense and 2% increase in non-interest income, partially offset by a 34% increase in provision for loan and lease losses. Fully taxable equivalent net interest income was up 1% between quarters. ROA and ROE were 1.34% and 16.3%, respectively, in the first quarter 2003.

        The $18.3 million, or 6%, decline in non-interest expense was driven primarily by an $8.6 million, or 8%, decline in operating lease expense, a $7.7 million, or 6%, decline in personnel costs, and a $4.3 million decline in restructuring charges. The $6.2 million, or 2%, increase in non-interest income reflected the $3.3 million increase in gains from sales of automobile loans and a $5.7 million increase in securities gains, partially offset by a $9.5 million, or 7%, decline in operating lease income.

-------------------------------------------------------------------------------------------------------------------------------
TABLE 1 - SELECTED QUARTERLY INCOME STATEMENT DATA (1)


                                                                   2003                                  2002
----------------------------------------------------------------------------------     ----------------------------------------
(in thousands, except per share amounts)                    SECOND        First            Fourth        Third         Second
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                      $330,462      $331,991         $341,446      $339,378      $322,816
TOTAL INTEREST EXPENSE                                      114,884       118,255          130,161       132,912       130,822
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         215,578       213,736          211,285       206,466       191,994
Provision for loan and lease losses                          49,193        36,844           51,236        54,304        49,876
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                       166,385       176,892          160,049       152,162       142,118
-------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                      124,209       133,755          143,465       154,367       168,047
Service charges on deposit accounts                          40,914        39,869           41,435        37,706        35,608
Trust services                                               15,580        14,911           15,306        14,997        16,247
Gains on sales and securitizations of loans                  14,808        12,114            4,659         3,234         1,743
Brokerage and insurance income                               14,196        15,497           13,941        13,664        16,899
Other service charges and fees                               11,372        10,338           10,890        10,837        10,529
Bank Owned Life Insurance income                             11,043        11,137           11,443        11,443        11,443
Mortgage banking                                             11,033        13,789           10,006         5,685        10,115
Merchant Services gain                                          ---           ---              ---        24,550           ---
Securities gains                                              6,887         1,198            2,339         1,140           966
Other                                                        24,164        15,423           16,961        18,089        16,068
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                   274,206       268,031          270,445       295,712       287,665
-------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                             114,047       121,743          119,137       109,056       106,808
Operating lease expense                                     102,939       111,588          120,747       125,743       131,695
Equipment                                                    16,341        16,412           17,337        17,378        16,659
Outside data processing and other services                   16,104        16,579           17,209        15,128        16,592
Net occupancy                                                15,583        16,815           13,454        14,815        14,756
Professional services                                         9,872         9,285            9,111         9,680         7,864
Marketing                                                     8,454         6,626            6,186         7,491         7,231
Telecommunications                                            5,394         5,701            5,714         5,609         5,320
Printing and supplies                                         2,253         3,681            3,999         3,679         3,683
Restructuring charges (releases)                             (5,315)       (1,000)          (7,211)          ---           ---
Other                                                        20,372        16,909           32,616        19,450        21,083
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                  306,044       324,339          338,299       328,029       331,691
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                  134,547       120,584           92,195       119,845        98,092
Income taxes                                                 37,160        30,008           21,572        29,122        25,081
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 97,387      $ 90,576         $ 70,623      $ 90,723      $ 73,011
-------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
   Net Income - Diluted                                       $0.42         $0.39            $0.30         $0.38         $0.29
   Cash Dividends Declared                                    $0.16         $0.16            $0.16         $0.16         $0.16

RETURN ON:
   Average total assets                                       1.39%         1.34%            1.04%         1.40%         1.17%
   Average total shareholders' equity                         17.5%         16.3%            12.5%         15.7%         12.5%
Net interest margin (2)                                       3.69%         3.84%            3.86%         4.00%         3.94%
Efficiency ratio (3)                                          63.1%         67.2%            70.3%         65.3%         69.1%
Effective tax rate                                            27.6%         24.9%            23.4%         24.3%         25.6%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                        $215,578      $213,736         $211,285      $206,466      $191,994
Tax Equivalent Adjustment  (2)                                2,076         2,096            1,869         1,096         1,071
-------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                         217,654       215,832          213,154       207,562       193,065
Non-Interest Income                                         274,206       268,031          270,445       295,712       287,665
-------------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                              $491,860      $483,863         $483,599      $503,274      $480,730
-------------------------------------------------------------------------------------------------------------------------------

TOTAL REVENUE EXCLUDING SECURITIES GAINS                   $484,973      $482,665         $481,260      $502,134      $479,764
-------------------------------------------------------------------------------------------------------------------------------

(1) Each of the quarters in 2002 and the first quarter in 2003 have been restated. Please see note 3 to the unaudited consolidated financial statements for further information.
(2) Represents the tax-exempt portion of net interest income increased by an amount equivalent to taxes that would have been paid if this income had been taxed at a 35% statutory tax rate.
(3) Non-interest expense less amortization of intangible assets divided by the sum of fully taxable equivalent net interest income and non-interest income excluding securities gains.

2003 First Six Months versus 2002 First Six Months
        For the first six months of 2003, earnings were $188.0 million, or $0.81 per common share, up 11% and 19%, respectively, from $169.0 million, or $0.68 per common share, in the comparable year-ago period. This increase primarily reflected the benefits of a 14% increase in fully taxable equivalent net interest income, a 15% decline in non-interest expense, a 3% decline in provision for loan and lease losses, and a lower effective tax rate, partially offset by a 30% decline in non-interest income. The year-ago six-month period included two significant items. The first consisted of a $181.3 million pre-tax gain ($60.7 million after tax, or $0.24 per common share) from the sale of the Florida banking operations reported in non-interest income. The second was $56.2 million ($36.5 million after tax, or $0.15 per common share) in restructuring charges related to the strategic initiatives announced in July 2001 reported in non-interest expense. The higher percent change in per common share earnings reflected the benefit of repurchased shares. ROA and ROE were 1.37% and 16.9%, respectively, up from 1.32% and 14.4%, in the year-ago six-month period.

        The $53.7 million, or 14%, increase in fully taxable equivalent net interest income reflected a $3.1 billion, or 15%, increase in average earnings assets, partially offset by a 4 basis point, or an effective 1%, decline in the fully taxable equivalent net interest margin to 3.75% from 3.79%. The $110.8 million, or 15%, decline in non-interest expense primarily reflected a $62.5 million decline in restructuring charges and a $58.0 million, or 21%, decline in operating lease expense, partially offset by a $13.3 million, or 6%, increase in personnel costs. Provision for loan and lease losses decreased $2.8 million, or 3%, and reflected a release of provision associated with the loans sold with Florida banking operations in the prior year, partially offset by higher provision expense due to loan growth and higher net charge-offs.

        The reduction in tax expense reflects the decline in the effective tax rate to 26.3% in the current six-month period, down from 47.1%, in the year-ago six-month period. The higher effective tax rate in the year-ago period reflected the fact that most of the goodwill relating to the sold Florida operations was non-deductible for tax purposes.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 Second Quarter versus 2002 Second Quarter
        Compared with the year-ago quarter, fully taxable equivalent net interest income increased $24.6 million, or 13%, reflecting the benefit of an increase in average earning assets, partially offset by a 25 basis point, or an effective 6%, decline in the net interest margin to 3.69% from 3.94%. The decline in the fully taxable equivalent net interest margin was driven by a number of factors including significant repayments and prepayments of higher rate mortgages and mortgage backed securities, growth in lower rate but higher quality automobile loans and direct financing leases, and the difficulty in lowering deposit rates as fast as the decline in rates on loans and securities. Average total earning assets increased $4.0 billion, or 20%, of which $0.8 billion related to higher securities and $3.2 billion related to higher average loans and leases and mortgages held for sale.

        Average securities increased $0.8 billion, or 29%, from the year-ago quarter reflecting the investment of deposit inflows, proceeds from loan sales, and pay downs of operating leases in excess of loan and lease originations. Average mortgages held for sale increased $0.4 billion, more than twice the level of a year earlier, due to high loan originations of mortgages reflecting continued heavy refinancing activity.

        Compared with the year-ago quarter, average loans and leases increased $2.7 billion, or 16%. Average automobile loans and leases increased $1.4 billion, or 52%. This high growth rate was influenced by the significant growth in direct financing automobile leases as this portfolio is relatively new and consists only of leases originated after April 2002 with no meaningful offsetting impact from maturing leases. Average automobile loans were up 10%. As part of a plan to reduce loan concentration exposure to the automobile financing business, $569 million of automobile loans were sold in the second quarter 2003, following the sale of $558 million in the first quarter. This brought 2003 year-to-date sales to $1.1 billion. Each sale occurred at the end of their respective quarter and, thus, did not have a material impact on average balances for their respective quarters. However, the first quarter sale did have a material impact on second quarter 2003 averages and comparisons to the year-ago quarter. Excluding the impact of the first quarter sale, average automobile loans in the second quarter 2003 were up 32% from the year-ago quarter.

        Average residential mortgages increased $0.5 billion, or 36%, with average home equity loans and lines up $0.4 billion, or 15%, reflecting the impact low interest rates had on home borrowing and refinancing. Total average commercial real estate loans increased $0.4 billion, or 11%. Average commercial loans were essentially flat with the year-ago period. While small business banking loans showed some growth, this was offset by declines in larger commercial loans, including a reduction in exposure to shared national credits.

        Compared with the year-ago quarter, average core deposits increased $0.7 billion, or 5%, including a $0.7 billion, or 20%, decline in retail CDs. Retail CDs, which continued to be a relatively expensive source of funds, were de-emphasized in the company's deposit generation strategies. Average core deposits excluding retail CDs were up 13% from the year-ago quarter.

2003 Second Quarter versus 2003 First Quarter
        Fully taxable equivalent net interest income in the second quarter 2003 increased $1.8 million, or 1%, from the first quarter, reflecting growth in average earning assets substantially offset by a decline in the net interest margin. The fully taxable equivalent net interest margin declined to 3.69% from 3.84%, down 15 basis points, or an effective 4%, driven by the same factors that affected comparisons to the year-ago quarter, as noted above. Average total earning assets increased $0.9 billion, or 4%, of which $0.4 billion related to higher securities and $0.5 billion related to higher average loans and leases and mortgages held for sale.

        Average securities increased $0.4 billion, or 11%, from the first quarter reflecting the investment of deposit inflows, proceeds from loan sales, and pay downs of operating leases in excess of loan and lease originations. Average mortgages held for sale increased $0.1 billion, or 31%, from the first quarter due to high loan originations reflecting continued heavy refinancing activity.

        Average loans and leases increased $0.3 billion, or 2%, from the first quarter, or 4% excluding the impact of automobile loan sales. Reflecting the impact of the low interest rate environment, average residential mortgages grew 3% and average home equity loans and lines of credit increased 4%. Average automobile loans and leases increased 1%, or 12% excluding the impact of the first quarter sale of $558 million of automobile loans. Loans sold in the first quarter impacted average loans and leases in that quarter by $459 million. Year-to-date sales of automobile loans totaled $1.1 billion with such sales reflecting a strategy to reduce loan concentration exposure to the automobile financing business. Total average commercial real estate loans increased 3%. In contrast, average commercial loans were essentially unchanged reflecting a 3% growth in small business loans, offset by declines in larger commercial credits.

        Total average core deposits in the second quarter 2003 increased $0.5 billion, or 3%, from the first quarter including a $0.2 billion, or 6%, decline in retail CDs. Excluding retail CDs, average core deposits increased 5%.

        Table 2 of this report reflects quarterly average balance sheets and rates earned and paid on Huntington's interest-earning assets and interest-bearing liabilities.

2003 First Six Months versus 2002 First Six Months
        Net interest income on a fully taxable equivalent basis for the first six months of 2003 increased $53.7 million, or 14%, from the comparable year-ago period. This reflected 15% growth in average earnings assets, as the fully taxable equivalent net interest margin declined slightly to 3.75% from 3.79%, down 4 basis points, or an effective 1%. Average total earning assets increased $3.1 billion, or 15%, of which $0.7 billion related to higher average securities, $0.3 billion to higher average mortgages held for sale, and $2.2 billion related to higher average loans and leases.

        The higher average balances in securities and mortgages held for sale reflect the same factors influencing the year-over-year quarterly comparisons discussed above.

        Average loans and leases increased $2.2 billion, or 13%, from the year-ago six-month period. This increase was driven primarily by a $1.4 billion, or 50%, increase in average automobile loans and leases, impacted by the significant growth in direct financing automobile leases given reclassification of all April 2002 and prior originations as operating leases. Average automobile loans increased 12%, but rose 25% excluding the impact of the loan sales. Average residential mortgages were up $0.6 billion, or 45%, with average home equity loans and lines of credit up $0.2 billion, or 8%. Average commercial real estate loans were $0.3 million, or 7%, higher than in the year-ago period, whereas average commercial loans were down $0.2 billion, or 4%, reflecting the continued weak demand for commercial credits and planned decline in the shared national credit portfolio, partially offset by growth in small business loans.

        Total average core deposits for the first six months of 2003 were down $298 million, or 2%, reflecting the impact of the 2002 first quarter sale of $4.7 billion of deposits sold with the Florida banking operations. Excluding the impact of these sold deposits, six-month 2003 average core deposits were up $833 million, or 6%, from the comparable year-ago period. Excluding retail CDs, average core deposits increased 6%.

        Table 3 of this report reflects year-to-date 2003 and 2002 average balance sheets, related interest income and expense, and rates earned and paid on Huntington's interest-earning assets and interest-bearing liabilities.

------------------------------------------------------------------------------------------------------------------------------------
TABLE 2 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
(in millions)
                                                      QUARTERLY AVERAGE BALANCES                   QUARTERLY AVERAGE RATES (3)
                                              -------------------------------------------   ----------------------------------------
                                                    2003                 2002                    2003                2002
--------------------------------------------------------------- -------------------------   --------------   -----------------------
Fully Tax Equivalent Basis (1)                 SECOND   First   Fourth   Third   Second     SECOND  First    Fourth  Third  Second
-----------------------------------------------------------------------------------------   ----------------------------------------
ASSETS
Interest bearing deposits in banks                $ 45     $ 37    $ 34    $ 35     $ 29     1.58 % 1.61 %    1.93 % 2.06 %  2.44 %
Trading account securities                          23       12       9       7        6     4.15   4.63      3.37   4.95    5.37
Federal funds sold and securities purchased
   under resale agreements                          69       57      83      76       68     2.19   2.14      1.83   1.40    1.51
Mortgages held for sale                            601      459     467     267      174     5.42   5.56      5.84   6.57    7.07
Securities:
      Taxable                                    3,382    3,014   3,029   2,953    2,735     4.59   5.17      5.53   6.01    6.33
      Tax exempt                                   275      275     234     108       96     7.29   7.22      7.15   7.52    7.69
------------------------------------------------------------------------------------------------------------------------------------
           Total Securities                      3,657    3,289   3,263   3,061    2,831     4.79   5.34      5.64   6.07    6.37
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                  5,623    5,621   5,553   5,502    5,614     5.37   5.51      5.76   5.86    5.84
     Real Estate
          Construction                           1,240    1,188   1,071   1,248    1,259     4.28   4.23      4.26   4.70    5.14
          Commercial                             2,621    2,565   2,601   2,316    2,233     5.40   5.76      5.92   6.31    6.54
     Consumer
           Automobile loans and leases           4,173    4,116   3,726   3,245    2,744     7.62   8.13      8.61   9.79    9.76
           Home equity                           3,359    3,239   3,168   3,062    2,911     5.21   5.35      5.82   5.96    6.05
           Residential mortgage                  1,890    1,834   1,696   1,487    1,387     5.29   5.64      5.71   5.97    6.23
           Other loans                             379      388     398     405      414     8.53   7.47      8.14   8.58    8.62
------------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                        9,801    9,577   8,988   8,199    7,456     6.38   6.69      7.06   7.61    7.59
------------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                          19,285   18,951  18,213  17,265   16,562     5.82   6.06      6.33   6.66    6.67
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                338      349     386     367      357
-----------------------------------------------------------------------------------------
Net loans and leases                            18,947   18,602  17,827  16,898   16,205
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                            23,680   22,805  22,069  20,711   19,670     5.63 % 5.93 %    6.20 % 6.55 %  6.61 %
------------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                           1,848    2,126   2,382   2,657    2,906
Cash and due from banks                            735      740     717     763      722
Intangible assets                                  218      218     225     202      213
All other assets                                 1,909    1,870   1,839   1,821    1,807
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                   $28,052 $ 27,410 $26,846 $25,787 $ 24,961
-----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits              $3,046 $  2,958 $ 2,955 $ 2,868  $ 2,739
     Interest bearing demand deposits            6,100    5,597   5,305   5,269    4,920     1.43 % 1.46 %    1.56 % 1.76 %  1.83 %
     Savings deposits                            2,804    2,771   2,746   2,766    2,808     1.46   1.80      1.67   1.75    1.77
     Retail certificates of deposit              2,799    2,963   3,305   3,453    3,509     3.75   3.87      4.36   4.37    4.51
     Other domestic time deposits                  673      682     702     714      718     3.85   4.00      4.19   4.37    4.48
------------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                   15,422   14,971  15,013  15,070   14,694     2.09   2.28      2.51   2.65    2.76
------------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more         808      769     730     777      843     2.55   2.76      2.64   3.27    3.12
Brokered time deposits and negotiable CDs        1,241    1,155   1,057     907      649     1.79   1.98      2.25   2.37    2.48
Foreign time deposits                              426      515     409     370      296     1.03   1.06      1.29   1.43    1.38
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                             17,897   17,410  17,209  17,124   16,482     2.06   2.24      2.46   2.63    2.74
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                            1,634    1,947   2,115   1,793    1,636     1.06   1.16      1.40   1.44    1.51
Federal Home Loan Bank advances                  1,267    1,216     848     228       14     1.76   1.84      1.99   2.02    5.89
Subordinated notes and other long-term debt,
   including preferred capital securities        4,010    3,570   3,380   3,281    3,375     2.85   3.12      3.52   3.70    3.64
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities         21,762   21,185  20,597  19,558   18,768     2.11 % 2.26 %    2.51 % 2.70 %  2.80 %
------------------------------------------------------------------------------------------------------------------------------------
All other liabilities                            1,010    1,019   1,048   1,066    1,103
Shareholders' equity                             2,234    2,248   2,246   2,295    2,351
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $28,052 $ 27,410 $26,846 $25,787 $ 24,961
-----------------------------------------------------------------------------------------
Net interest rate spread                                                                     3.52 % 3.67 %    3.69 % 3.85 %  3.81 %
Impact of non-interest bearing funds on margin                                               0.17   0.17      0.17   0.15    0.13
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                                          3.69 % 3.84 %    3.86 % 4.00 %  3.94 %
------------------------------------------------------------------------------------------------------------------------------------

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.
(2) Individual loan components include applicable fees.
(3) Loan and deposit average rates include impact of applicable derivatives.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE 3 - CONSOLIDATED SIX-MONTH AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
(in millions)

                                                             SIX-MONTH             INTEREST INCOME /            >  SIX-MONTH
                                                          AVERAGE BALANCES              EXPENSE                AVERAGE RATES (3)
-----------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                               2003       2002          2003       2002           2003        2002
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                        $    41     $    31      $   0.3     $   0.3         1.59 %      2.21 %
Trading account securities                                     17           6          0.4         0.1         4.31        4.18
Federal funds sold and securities purchased
   under resale agreements                                     63          65          0.7         0.5         2.16        1.47
Mortgages held for sale                                       531         277         14.5         9.3         5.47        6.70
Securities:
      Taxable                                               3,199       2,724         77.6        86.7         4.86        6.38
      Tax exempt                                              275          99         10.0         3.8         7.26        7.73
-----------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                 3,474       2,823         87.6        90.5         5.05        6.43
-----------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                             5,622       5,828        151.7       167.3         5.44        5.79
     Real Estate
          Construction                                      1,215       1,272         26.4        33.1         4.38        5.25
          Commercial                                        2,593       2,298         70.5        74.4         5.52        6.57
     Consumer
           Automobile loans and leases                      4,146       2,772        162.1       128.5         7.87        9.34
           Home equity                                      3,299       3,059         86.1        95.0         5.23        6.23
           Residential mortgage                             1,862       1,288         50.3        40.8         5.46        6.41
           Other loans                                        383         448         16.0        20.5         8.43        9.21
-----------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                   9,690       7,567        314.5       284.8         6.53        7.58
-----------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                     19,120      16,965        563.1       559.6         5.94        6.65
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                           343         364
-------------------------------------------------------------------------------
Net loans and leases                                       18,777      16,601
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets / Total interest income / Rate        23,246      20,167        666.6       660.3         5.77 %      6.60 %
-----------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                      1,985       2,973
Cash and due from banks                                       738         770
Intangible assets                                             218         354
All other assets                                            1,889       1,854
-------------------------------------------------------------------------------
TOTAL ASSETS                                              $27,733     $25,754
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                        $ 2,984     $ 2,889
     Interest bearing demand deposits                       5,868       5,033         41.9        45.1         1.44 %      1.81 %
     Savings deposits                                       2,788       2,952         22.6        26.2         1.63        1.79
     Retail certificates of deposit                         2,880       3,863         54.4        91.3         3.81        4.76
     Other domestic time deposits                             678         759         13.2        17.4         3.92        4.63
-----------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                              15,198      15,496        132.1       180.0         2.18        2.88
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                    789         944         10.4        14.4         2.66        3.08
Brokered time deposits and negotiable CDs                   1,198         476         11.2         5.9         1.88        2.48
Foreign time deposits                                         470         283          2.4         2.3         1.05        1.63
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                        17,655      17,199        156.1       202.6         2.15        2.85
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                       1,789       1,692          9.9        14.7         1.11        1.75
Federal Home Loan Bank advances                             1,242          16         11.2         0.5         1.80        5.99
Subordinated notes and other long-term debt,
   including preferred capital securities                   3,792       3,403         55.9        62.7         2.97        3.71
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities / Total interest
        expense / Rate                                     21,494      19,421        233.1       280.5         2.19 %      2.91 %
-----------------------------------------------------------------------------------------------------------------------------------
All other liabilities                                       1,014       1,078
Shareholders' equity                                        2,241       2,366
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $27,733     $25,754
-------------------------------------------------------------------------------
Net interest rate spread                                                                                       3.58 %      3.69 %
Impact of non-interest bearing funds on margin                                                                 0.17        0.10
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME (FTE) (1) / MARGIN                                             $ 433.5     $ 379.8         3.75 %      3.79 %
-----------------------------------------------------------------------------------------------------------------------------------

(1) Fully tax equivalent net interest income and yields are calculated assuming a 35% tax rate.
(2) Individual loan components include applicable fees.
(3) Loan and deposit average rates include impact of applicable derivatives.

PROVISION FOR LOAN AND LEASE LOSSES

        The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) at a level adequate to absorb management's estimate of inherent losses in the total loan and lease portfolio. Taken into consideration are such factors as current period net charge-offs that are charged against the ALLL, current period loan and lease growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook, the anticipated impact on credit quality of existing loans and leases, and other factors.

2003 Second Quarter versus 2002 Second Quarter
        Provision for loan and lease losses in the second quarter was $49.2 million, down $0.7 million, or 1%, from the year-ago quarter. At June 30, 2003, the allowance for loan and lease losses as a percent of period-end loans and leases was 1.79%, down from 2.10% at the end of the year-ago quarter. The decline in this ratio reflected a 40% decrease in non-performing assets between the end of the year-ago quarter and June 30, 2003. In contrast, as a percent of non-performing assets, the ALLL increased to 255% at June 30, 2003, from 158% at June 30, 2002. (See Tables 10 and 11.)

2003 Second Quarter versus 2003 First Quarter
        Provision for loan and lease losses in the second quarter was up $12.3 million, or 34%, from the first quarter due primarily to an $8.1 million provision expense reflecting loan growth, and to a lesser degree higher net charge-offs between periods. The June 30, 2003, ALLL as a percent of period-end loans and leases was 1.79%, up slightly from 1.78% at March 31, 2003. The allowance for loan and lease losses as a percent of non-performing assets increased to 255% at June 30, 2003, from 239% at the end of the immediately preceding quarter.

2003 First Six Months versus 2002 First Six Months
        Provision for loan and lease losses for the first six months was $86.0 million, down $2.8 million, or 3%, reflecting a $6.1 million, or 8%, decline in net charge-offs, partially offset by loan and lease growth.

NON-INTEREST INCOME

2003 Second Quarter versus 2002 Second Quarter
        Non-interest income in the second quarter 2003 was $274.2 million, down $13.5 million, or 5%, from $287.7 million in the year-ago quarter. This decline was driven primarily by a $43.8 million, or 26%, decline in operating lease income as this portfolio runs off due to the fact that all automobile leases originated after April 2002 are direct financing leases. Unlike income on operating leases, the income on direct financing leases is reflected in net interest income. (See Operating Lease discussion.) Excluding operating lease income of $124.2 million and $168.0 million from the current and year-ago quarters, respectively, non-interest income was up $30.4 million, or 25%. (See Table 4.)

        Fee income categories that increased over this period included service charges on deposit accounts, up $5.3 million, or 15%, due to higher NSF and overdraft fees on retail accounts. Mortgage banking income increased $0.9 million, or 9%, reflecting higher origination-related fees due to the increased volume of mortgage originations, partially offset by an acceleration in the amortization of mortgage servicing rights (MSRs) and a $6.4 million MSR impairment charge in the current quarter versus $0.9 million in the year-ago quarter. The MSR impairment charge and acceleration in the amortization of MSRs reflected high mortgage prepayment levels as the low interest rate environment continued to produce high refinancing activity. At June 30, 2003, MSRs as a percent of serviced mortgages were 0.72%, down from 1.00% at June 30, 2002. The increase in the gains on sales and securitizations of loans includes $11.6 million million gain on the sale of automobile loans in the current quarter. The $9.5 million increase in other income reflected a $4.4 million increase in trading-related revenue, $4.1 million of higher fees from automobile lease terminations, and a $3.2 million increase in the market value of certain equity investments partially offset by other miscellaneous income categories. Other service charge income increased $0.8 million, or 8%, reflecting higher transaction-based product fees.

        Fee income categories that decreased included brokerage and insurance income, down $2.7 million, or 16%, primarily due to lower insurance income associated with the sold J. Rolfe Davis Insurance Agency, Inc. Trust services income was down $0.6 million, or 4%, due to a decline in average asset values. Table 4 shows details of non-interest income for the three and six-month periods ended June 30, 2003 and 2002:

--------------------------------------------------------------------------------------------
TABLE 4 - NON-INTEREST INCOME

(in thousands of dollars)                           THREE MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------
                                                      2003         2002        % Change
--------------------------------------------------------------------------------------------
Operating lease income                              $ 124,209    $ 168,047         (26.1)%
Service charges on deposit accounts                    40,914       35,608          14.9
Trust services                                         15,580       16,247          (4.1)
Brokerage and insurance income                         14,196       16,899         (16.0)
Gains on sales and securitizations of loans            13,408        1,743          N.M.
Other service charges and fees                         11,372       10,529           8.0
Bank Owned Life Insurance income                       11,043       11,443          (3.5)
Mortgage banking                                       11,033       10,115           9.1
Securities gains                                        6,887          966          N.M.
Other                                                  25,564       16,068          59.1
--------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                         $ 274,206    $ 287,665          (4.7)%
--------------------------------------------------------------------------------------------

(in thousands of dollars)                           SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------
                                                      2003         2002        % Change
--------------------------------------------------------------------------------------------

Operating lease income                              $ 257,964    $ 343,953         (25.0)%
Service charges on deposit accounts                    80,783       74,423           8.5
Trust services                                         30,491       31,748          (4.0)
Brokerage and insurance income                         29,693       34,504         (13.9)
Mortgage banking                                       24,822       28,469         (12.8)
Gains on sales and securitizations of loans            26,922        3,138          N.M.
Bank Owned Life Insurance income                       22,180       23,119          (4.1)
Other service charges and fees                         21,710       21,161           2.6
Securities gains                                        8,085        1,423          N.M.
Gain on sale of Florida operations                        ---      181,344          N.M.
Other                                                  39,587       28,557          38.6
--------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                         $ 542,237    $ 771,839         (29.7)%
--------------------------------------------------------------------------------------------

2003 Second Quarter versus 2003 First Quarter
        Non-interest income of $274.2 million in the second quarter was up $6.2 million, or 2%, from $268.0 million the first quarter, despite a $9.5 million decline in operating lease income. Excluding operating lease income of $124.2 million from the current quarter and $133.8 million in the 2003 first quarter, non-interest income was up $15.7 million, or 12%.

        Income categories that increased included other income, up $10.1 million. This increase reflected higher fees from the termination of operating lease assets, an increase in the market value of certain equity investments, as well as higher letter of credit fees. The increase in the gains on sales and securitizations of loans included $3.3 million higher gains from sales of automobile loans offset by $0.6 million lower securitization gains. Securities gains totaled $6.9 million, up $5.7 million from the first quarter. Service charges on deposit accounts increased $1.0 million, or 3%, due to higher retail fees. Other service charges and fees were up $1.0 million, or 10%, reflecting higher transaction-based product fees from the seasonally weak first quarter. Trust services increased $0.7 million, or 4%, due to higher institutional fees.

        Partially offsetting these increases were declines in several fee income categories, including brokerage and insurance income, down $1.3 million, or 8%, due to an 18% decline in annuity sales, though mutual fund sales increased 45%. Mortgage banking income declined $2.8 million, or 20%, from the first quarter reflecting a $6.4 million impairment of MSR in the current quarter, compared with no impairment in the first quarter 2003. Excluding the MSR impairment, mortgage banking income increased $3.6 million, or 26%, reflecting a 34% increase in closed loan production. At June 30, 2003, MSRs as a percent of mortgages serviced for others were 0.72%, down from 0.80% at March 31, 2003.

2003 First Six Months versus 2002 First Six Months
        Non-interest income for the first six months of 2003 was $542.2 million, down $229.6 million, or 30%, from

 $771.8 million in the comparable year-ago period. This decline reflected the $181.3 million gain from the sale of the Florida banking operations in the year-ago period, as well as an $86.0 million, or 25%, decline in operating lease income as this portfolio runs off. (See Operating Lease discussion.) Excluding the year-ago gain, as well as operating lease income of $258.0 million and $344.0 million from the current and year-ago six-month periods, respectively, non-interest income was up $37.7 million, or 15%.

        Non-interest income categories contributing to the increase included service charges on deposit accounts, up $6.4 million, or 9%; a $6.7 million increase in securities gains; and a $11.0 million increase in other income. The increase in other income was due to a $7.6 million increase in lease termination fees, and a $7.5 million increase in capital markets-related income including trading and sales activities, partially offset by a $3.1 million decrease in standby letter of credit fees related to the implementation of FIN 45, as well as lower other miscellaneous fees. Gains on sales and securitizations of loans included $19.9 million in gains from the sale of automobile loans in the first six months. Brokerage and insurance income was down $4.8 million, or 14%, and trust services declined $1.3 million, or 4%, reflecting the same factors influencing the declines between second quarters. Mortgage banking income declined $3.6 million, or 13%, reflecting year-to-date MSR impairments totaling $6.4 million in 2003 versus $1.1 million in the year-ago period.

NON-INTEREST EXPENSE

2003 Second Quarter versus 2002 Second Quarter
        Non-interest expense in the second quarter 2003 was $306.0 million, down $25.7 million, or 8%, from $331.7 million in the year-ago quarter. This decline was driven primarily by a $28.8 million, or 22%, decline in operating lease expense as this portfolio runs off. (See Operating Lease discussion). Excluding operating lease expense of $102.9 million and $131.7 million from the current and year-ago quarters, respectively, non-interest expense was up $3.1 million, or 2%. (See Table 5).

        This $3.1 million increase reflected a $7.2 million, or 7%, increase in personnel costs with higher salaries, sales commissions, and benefit expenses each contributing equally to the increase. Full-time equivalent staff at the end of June 2003 was 8,093, down slightly from 8,174 at the end of the second quarter last year. Professional services expense increased $2.0 million, or 26%, primarily related to legal and audit expenses associated with the restatement announced in May of this year and costs pertaining to the investigation by the SEC. Also contributing to the increase were higher marketing expenses, up $1.2 million, or 17%.

        These increases were partially offset by the benefit of a $5.3 million release of restructuring reserves, of which $3.8 million related to reserves established in 1998 and $1.5 million related to reserves established in 2001 and 2002. The 1998 reserve was established for, among other items, the exit of underperforming product lines, including possible third-party claims related to these exits. Management reviewed this reserve and determined that future claims were unlikely or would be immaterial, and therefore, reduced the level of the reserve through a credit, or reserve release, to the restructuring charge expense category. As of June 30, 2003, Huntington has remaining reserves for restructuring of $0.3 million related to the 1998 strategic initiative, and $9.1 million related to the 2001 strategic initiatives, respectively. Huntington expects that this remaining reserve will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities contemplated by Huntington's 2001 strategic refocusing plan. Cost for printing and supplies declined $1.4 million, or 39%, due largely to incentives received from a new check-printing vendor that partially offset such costs in the second quarter 2003.

        Table 5 reflects details of non-interest expense for the three and six months ended June 30, 2003 and 2002:

------------------------------------------------------------------------------------------------------------
TABLE 5 - NON-INTEREST EXPENSE

(in thousands of dollars)                                              THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------
                                                                  2003         2002            % Change
------------------------------------------------------------------------------------------------------------
Personnel costs                                                 $ 114,047     $ 106,808            6.8 %
Operating lease expense                                           102,939       131,695          (21.8)
Equipment                                                          16,341        16,659           (1.9)
Outside data processing and other services                         16,104        16,592           (2.9)
Net occupancy                                                      15,583        14,756            5.6
Professional services                                               9,872         7,864           25.5
Marketing                                                           8,454         7,231           16.9
Telecommunications                                                  5,394         5,320            1.4
Printing and supplies                                               2,253         3,683          (38.8)
Restructuring charges (releases)                                   (5,315)          ---           N.M.
Other                                                              20,372        21,083           (3.4)
------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                    $ 306,044     $ 331,691           (7.7)%
------------------------------------------------------------------------------------------------------------



(in thousands of dollars)                                                SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                                                  2003          2002           % Change
-------------------------------------------------------------------------------------------------------------

Personnel costs                                                 $  235,790    $  222,491            6.0 %
Operating lease expense                                            214,527       272,480          (21.3)
Equipment                                                           32,753        33,608           (2.5)
Outside data processing and other services                          32,683        35,031           (6.7)
Net occupancy                                                       32,398        31,995            1.3
Professional services                                               19,157        14,294           34.0
Marketing                                                           15,080        14,234            5.9
Telecommunications                                                  11,095        11,338           (2.1)
Printing and supplies                                                5,934         7,520          (21.1)
Restructuring charges (releases)                                    (6,315)       56,184           N.M.
Other                                                               37,281        42,016          (11.3)
-------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                    $  630,383    $  741,191          (14.9)%
-------------------------------------------------------------------------------------------------------------

2003 Second Quarter versus 2003 First Quarter
        Non-interest expense of $306.0 million in the current quarter was down $18.3 million, or 6%, from $324.3 million the first quarter. This decline reflected an $8.6 million, or 8%, decline in operating lease expense as the operating lease portfolio runs off. (See Operating Lease discussion.) Excluding operating lease expense of $102.9 million and $111.6 million from the current and prior quarters, respectively, non-interest expense was down $9.6 million, or 5%.

        Contributing to the $9.6 million decline were lower personnel costs, down $7.7 million, or 6%, due to a combination of lower salaries, benefit, and severance costs. Net occupancy expense decreased $1.2 million, or 7%, as the first quarter results included significant seasonal costs, while printing and supplies costs declined $1.4 million, or 39%. Partially offsetting these declines were increases in a number of expense categories including a $3.5 million, or 20%, increase in other expenses spread across a number of categories. Marketing expense increased $1.8 million, or 28%, with professional services expense up $0.6 million, or 6%, primarily related to legal and audit expenses associated with the restatement announced in May of this year and the investigation by the SEC.

2003 First Six Months versus 2002 First Six Months
        Non-interest expense for the first six months of 2003 was $630.4 million, down $110.8 million, or 15%, from $741.2 million in the comparable year-ago period. Two items significantly affect this year-over-year comparison. Changes in restructuring reserves for the six month 2003 period represented a net credit, or release, to reserves of $6.3 million compared with $56.2 million of charges in the year-ago period primarily related to the last significant charges associated with the strategic initiatives announced in July 2001, including the sale of the Florida banking operations. The second is a $58.0 million, or 21%, decline in operating lease expense as the portfolio of operating lease assets runs off. (See Operating Lease discussion.) Excluding the impact of restructuring charges and releases, as well as operating lease expense of $214.5 million and $272.5 million from the current and year-ago six-month periods, respectively, non-interest expense was up $9.6 million, or 2%.

        This $9.6 million increase reflected increases of $13.3 million, or 6%, in personnel costs, and a $4.9 million, or 34%, increase in professional services. Partially offsetting these increases were declines of $2.3 million, or 7%, in outside data processing and other services, and a $1.6 million, or 21%, decline in printing and supply costs. These year-to-date changes reflect the same factors influencing comparisons between second quarters. In addition, other expenses declined $4.7 million, or 11%, reflecting lower state and local tax expense and amortization of intangible assets.

OPERATING LEASE ASSETS
        Operating lease assets represent automobile leases originated before May 2002. This operating lease portfolio will run-off over time since all automobile lease originations since May 2002 have been recorded as direct finance leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expenses associated with the operating lease portfolio will also decline over time. Average operating lease assets in the second quarter 2003 were $1.8 billion, down 36% from the year-ago quarter and 13% from the first quarter 2003.

        Operating lease income, which totaled $124.2 million in the second quarter 2003, represented 45% of non-interest income in that quarter. Operating lease income was down $43.8 million, or 26%, from the year-ago quarter and $9.5 million, or 7%, from the first quarter 2003, reflecting declines in average operating leases of 36% and 13%, respectively. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 25% and 8%, respectively, from the year-ago and first quarter. Fees declined 70% and 12%, respectively, from the year-ago and prior quarters. Recoveries from early terminations declined 31% from the year-ago quarter, but were up 16% from the first quarter.

        Operating lease expense totaled $102.9 million, down $28.8 million, or 22%, from the year-ago quarter and was down $8.6 million, or 8%, from the 2003 first quarter. These declines also reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated. Losses on early terminations declined $0.2 million, or 2%, from the year-ago quarter, and $0.8 million, or 6%, from the prior quarter.

        For the first six months of 2003, operating lease income totaled $258.0 million, compared with $344.0 million for the same period last year. This decline reflected 33% lower average operating lease balances for the comparable periods. Net rental income and fees were down 23% and 79%, respectively, from a year ago. Recoveries from early terminations declined nearly 35%. Operating lease expense declined from $272.5 million for the six-month period last year to $214.5 million. Losses on early terminations declined almost 16% from $28.3 million in the year-ago six month period to $23.9 million this year.

        Losses on operating lease assets consist of residual losses at termination and losses on early terminations. Residual losses arise if the ultimate value or sales proceeds from the automobile are less then Black Book value, which represents the insured amount under the company's residual value insurance policies. This situation may occur due to excess wear-and-tear or excess mileage not collected from the lessee. Losses on early terminations occur when a lessee, due to credit or other reasons, turns in the automobile before the end of the lease term. A loss is realized if the automobile is sold for a value less than the net book value at the date of turn-in. Such losses are not covered by the residual value insurance policies. To the extent the company is successful in collecting any deficiency from the lessee, amounts received are recorded as recoveries from early terminations.

        Table 6 details operating lease assets performance for the three and six months ended June 30, 2003 and 2002:

----------------------------------------------------------------------------------------------------
 TABLE 6 - OPERATING LEASE ASSETS PERFORMANCE

                                                               THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------
                                                         2003            2002        % Change
----------------------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding            $   1,848       $   2,906         (36.4) %

INCOME STATEMENT (IN THOUSANDS)
 Net rental income                                     $ 120,502       $ 160,658         (25.0) %
 Fees                                                      1,049           3,538         (70.4)
 Recoveries - early terminations                           2,658           3,851         (31.0)
----------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME                    124,209         168,047         (26.1)
----------------------------------------------------------------------------------------------------

 Depreciation and residual losses at termination          91,387         119,941         (23.8)
 Losses - early terminations                              11,552          11,754          (1.7)
----------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE                   102,939         131,695         (21.8)
----------------------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION                     $  21,270       $  36,352         (41.5) %
----------------------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                                    26.08%          22.11%
     Depreciation                                         19.78%          16.51%

(1) As a percent of average operating lease assets, quarterly amounts annualized.



                                                                SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------
                                                         2003            2002        % Change
----------------------------------------------------------------------------------------------------

BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding            $   1,985       $   2,973         (33.2) %

INCOME STATEMENT (IN THOUSANDS)
 Net rental income                                     $ 250,776       $ 325,699         (23.0) %
 Fees                                                      2,244          10,671         (79.0)
 Recoveries - early terminations                           4,944           7,583         (34.8)
----------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME                    257,964         343,953         (25.0)
----------------------------------------------------------------------------------------------------

 Depreciation and residual losses at termination         190,670         244,185         (21.9)
 Losses - early terminations                              23,857          28,295         (15.7)
----------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE                   214,527         272,480         (21.3)
----------------------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION                     $  43,437       $  71,473         (39.2) %
----------------------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                                    25.27%          21.91%
     Depreciation                                         19.21%          16.43%

(1) As a percent of average operating lease assets, six-month amounts annualized.

INCOME TAXES

        The provision for income taxes in the second quarter 2003 was $37.2 million and represented an effective tax rate on income before taxes of 27.6%. This was up $12.1 million from the year-ago quarter primarily due to higher pre-tax income, as the effective tax rate in the year-ago quarter was lower at 25.6%. The effective tax rate in the first quarter 2003 was 24.9%. Each quarter, taxes for the full year are re-estimated and year-to-date tax accrual adjustments are made. A number of factors, such as year-to-date adjustments, can result in fluctuations in quarterly effective tax rates.

        For the first six months of 2003, the provision for income taxes was $67.2 million and represented an effective tax rate on income before taxes of 26.3%. This was down $83.1 million from the comparable year-ago period in which the effective tax rate was unusually high at 47.1%, reflecting the fact that most of the goodwill relating to the Florida operations sold in the first quarter of 2002 was non-deductible for tax purposes.

CREDIT RISK

        Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary, and to take corrective actions on a proactive basis. Beginning in 2002, management increased its emphasis on commercial lending to customers with existing or potential relationships within Huntington's primary markets. As a result, outstanding shared national credits were $832 million at June 30, 2003, down from $994 million at March 31, 2003, and $998 million at the same period-end last year, and down from a peak of $1.5 billion at June 30, 2001.

        In the first quarter of 2003, Huntington implemented a revised internal risk grading methodology for commercial and commercial real estate credits. Huntington's new methodology is a dual risk grading system that separately measures the probability of default and loss in the event of default and provides Huntington with more specificity in the risk assessment process.

LOAN AND LEASE COMPOSITION
        Table 7 shows the period-end loan portfolio by loan type and business segment:

--------------------------------------------------------------------------------------------------------
TABLE 7 - LOAN AND LEASE COMPOSITION

--------------------------------------------------------------------------------------------------------
(in millions of dollars)                     JUNE 30, 2003       December 31, 2002      June 30, 2002
--------------------------------------------------------------  -------------------  -------------------
BY TYPE                                    BALANCE       %       Balance      %       Balance      %
--------------------------------------------------------------------------------------------------------
Commercial                                 $  5,528      28.9    $  5,606     30.1    $  5,591     33.3
Commercial real estate                        3,952      20.7       3,730     20.0       3,530     21.0
--------------------------------------------------------------------------------------------------------
     Total Commercial and
        Commercial Real Estate                9,480      49.6       9,336     50.1       9,121     54.3
--------------------------------------------------------------------------------------------------------
Consumer
     Automobile loans                         2,377      12.4       3,052     16.4       2,611     15.6
     Automobile direct financing leases       1,511       7.9         893      4.8         276      1.6
     Home equity                              3,436      18.0       3,200     17.2       2,991     17.8
     Residential mortgage                     1,918      10.0       1,743      9.4       1,376      8.2
     Other loans                                377       2.1         395      2.1         409      2.5
--------------------------------------------------------------------------------------------------------
     Total Consumer                           9,619      50.4       9,283     49.9       7,663     45.7
--------------------------------------------------------------------------------------------------------
 TOTAL LOANS AND LEASES                    $ 19,099     100.0    $ 18,619    100.0    $ 16,784    100.0
--------------------------------------------------------------------------------------------------------

By Business Segment
------------------------------------
 Regional Banking
    Central Ohio / West Virginia            $ 4,875      25.5     $ 4,824     25.9     $ 4,583     27.3
    Northern Ohio                             2,712      14.2       2,607     14.0       2,723     16.2
    Southern Ohio / Kentucky                  1,548       8.1       1,506      8.1       1,431      8.5
    West Michigan                             1,967      10.3       1,871     10.0       1,835     10.9
    East Michigan                             1,225       6.4       1,192      6.4       1,054      6.3
    Indiana                                     730       3.8         682      3.7         682      4.1
--------------------------------------------------------------------------------------------------------
       Total Regional Banking                13,057      68.3      12,682     68.1      12,308     73.3
--------------------------------------------------------------------------------------------------------
 Dealer Sales                                 4,696      24.6       4,711     25.3       3,534     21.1
 Private Financial Group                      1,181       6.2       1,062      5.7         866      5.2
 Treasury / Other                               165       0.9         164      0.9          76      0.4
--------------------------------------------------------------------------------------------------------
 TOTAL LOANS AND LEASES                    $ 19,099     100.0    $ 18,619    100.0    $ 16,784    100.0
--------------------------------------------------------------------------------------------------------

NET CHARGE-OFFS
        Net charge-offs in the second quarter and first six months of 2003 were $41.1 million and $73.9 million, respectively, and represented an annualized 0.85% and 0.77% of average loans and leases. For the same respective periods in the prior year, net charge-offs were $37.0 million, or 0.90%, and $80.0 million, or 0.94%. Table 8 reflects net charge-offs and annualized net charge-offs as a percent of average loans and leases by type of loan:

---------------------------------------------------------------------------------------------------
TABLE 8 - NET LOAN AND LEASE CHARGE-OFFS

---------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
---------------------------------------------------------------------------------------------------
(in thousands)                              2003         2002                 2003         2002
---------------------------------------------------------------------------------------------------
NET CHARGE-OFFS

Commercial                                 $ 26,546     $ 21,528             $ 41,450     $ 41,114
Commercial real estate                          607        2,037                1,153        6,020
---------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                 27,153       23,565               42,603       47,134
---------------------------------------------------------------------------------------------------

Consumer
   Automobile loans                           7,524        7,356               18,147       20,115
   Automobile direct financing leases         1,422          498                2,342          498
   Home equity loans                          3,671        3,096                7,724        7,046
   Residential mortgage                         267          555                  412          677
   Other loans                                1,019        1,927                2,664        4,499
---------------------------------------------------------------------------------------------------
      Total consumer                         13,903       13,432               31,289       32,835
---------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                      $ 41,056     $ 36,997             $ 73,892     $ 79,969
---------------------------------------------------------------------------------------------------


ANNUALIZED NET CHARGE-OFFS AS A % OF AVERAGE LOANS AND LEASES
-------------------------------------------------------------

Commercial                                     1.89 %       1.54 %              1.47 %       1.41 %
Commercial real estate                         0.06         0.23                0.06         0.34
-----------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                   1.15         1.04                0.90         1.00
-----------------------------------------------------------------------------------------------------

Consumer
   Automobile loans                            1.06         1.14                1.22         1.52
   Automobile direct financing leases          0.43         1.20                0.40         0.77
   Home equity loans & lines of credit         0.44         0.43                0.47         0.46
   Residential mortgage                        0.06         0.16                0.04         0.11
   Other loans                                 1.08         1.87                1.39         2.01
-----------------------------------------------------------------------------------------------------
      Total consumer                           0.57         0.72                0.65         0.87
-----------------------------------------------------------------------------------------------------
ANNUALIZED NET CHARGE-OFFS AS A %
   OF AVERAGE LOANS AND LEASES                 0.85 %       0.90 %              0.77 %       0.94 %
-----------------------------------------------------------------------------------------------------

        Commercial charge-offs totaled $26.5 million, or an annualized 1.89% of average commercial loans, for the second quarter 2003, up from $21.5 million, or 1.54%, in the year-ago quarter, and $14.9 million, or 1.06%, from the first quarter 2003. The primary driver of this increase was the charge-off of one of the second quarter's new non-performing assets, and which accounted for 45% of total commercial charge-offs in the recent quarter. Total consumer net charge-offs were $13.9 million, or an annualized 0.57% of average consumer loans, during the second quarter 2003. This compares $13.4 million, or 0.72%, in the second quarter of last year and $17.3 million, or 0.73%, in the first quarter 2003. The recent decline from the first quarter was driven by a $3.1 million, or 29%, drop in automobile loan net charge-offs, from 1.38% to 1.06%. Automobile direct financing lease net charge-offs totaled $1.4 million, or 0.43%, in the second quarter 2003 versus $0.5 million, or 1.20%, and $0.9 million, or 0.36%, for the second quarter 2002 and first quarter 2003, respectively. As this lease portfolio is new and rapidly growing, management anticipates that it may take a year or two to reach a mature, stable net charge-off run rate, and therefore, the net charge-off ratio is likely to increase over this period.

        Management is not anticipating any significant increase in economic activity in the second half of this year, nor any further weakening. Even though economic uncertainty exists, management expects net charge-offs for the full-year 2003 to be in the 0.70%-0.80% range.

NON-PERFORMING ASSETS
        Non-performing assets (NPAs) consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. Commercial and commercial real estate loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90 days past due. Consumer loans and leases, excluding residential mortgages, are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages, while highly secured, are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest, regardless of security. A charge-off on a residential mortgage is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral is then recorded as real estate owned. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

        Table 9 summarizes NPAs at the end of each of the recent five quarters in addition to 90 day past due information:

----------------------------------------------------------------------------------------------------
TABLE 9 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES

----------------------------------------------------------------------------------------------------
                                                 2003                          2002
---------------------------------------------------------------  -----------------------------------
(in thousands)                            SECOND       FIRST      FOURTH       THIRD       SECOND
----------------------------------------------------------------------------------------------------
Non-accrual loans and leases:
   Commercial                             $ 86,021   $  94,754   $  91,861     $147,392   $ 156,252
   Commercial real estate                   22,398      22,585      26,765       47,537      45,795
   Residential mortgage                     11,735       9,302       9,443        8,488       8,776
----------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases          120,154     126,641     128,069      203,417     210,823
Renegotiated loans                             ---         ---         ---           37       1,268
----------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS AND LEASES      120,154     126,641     128,069      203,454     212,091
Other real estate, net                      13,568      14,084       8,654       10,675      11,146
----------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS               $133,722   $ 140,725   $ 136,723     $214,129   $ 223,237
----------------------------------------------------------------------------------------------------

Non-performing loans and leases as a %
  of total loans and leases                  0.63%       0.67%       0.69%        1.14%       1.26%
Non-performing assets as a % of total
   loans and leases and other real estate    0.70%       0.74%       0.73%        1.20%       1.33%

ACCRUING LOANS AND LEASES PAST DUE
  90 DAYS OR MORE                         $ 55,287   $  57,241   $  61,526     $ 57,337   $  47,663
----------------------------------------------------------------------------------------------------

        Total NPAs were $133.7 million at June 30, 2003, down $89.5 million, or 40%, from the year-ago quarter, and down $7.0 million, or 5%, from March 31, 2003. The significant decrease in NPAs from the third to fourth quarter of 2002 was primarily due to the sale of NPAs that occurred in the fourth quarter 2002. NPAs as a percent of total loans and leases and other real estate were 0.70% at June 30, 2003, compared with 1.33% a year ago and 0.74% at March 31, 2003.

        Loans and leases past due ninety days or more and still accruing interest at the end of the second quarter of 2003 were $55.3 million versus $47.7 million at the end of the same period a year ago. These past due loans and leases represented 0.29% and 0.28% of total loans and leases at the end of the second quarter of 2003 and 2002, respectively. At March 31, 2003, these loans and leases amounted to $57.2 million and represented 0.30% of total loans and leases. Table 10 reflects the change in NPAs for the recent five quarters:

---------------------------------------------------------------------------------------------------
TABLE 10 - NON-PERFORMING ASSET ACTIVITY

---------------------------------------------------------------------------------------------------
                                                 2003                          2002
--------------------------------------------------------------- -----------------------------------
(in thousands)                            SECOND      FIRST       FOURTH      THIRD       SECOND
---------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD                      $ 140,725    $136,723    $214,129   $ 223,237    $225,530
New non-performing assets                   83,104      48,359      65,506      47,275      73,002
Returns to accruing status                  (9,866)     (5,993)    (12,658)       (380)       (337)
Loan and lease losses                      (30,204)    (17,954)    (72,767)    (25,480)    (28,297)
Payments                                   (26,831)    (15,440)    (28,500)    (26,308)    (44,303)
Sales                                      (23,206)     (4,970)    (28,987)     (4,215)     (2,358)
---------------------------------------------------------------------------------------------------
END OF PERIOD                            $ 133,722    $140,725    $136,723   $ 214,129    $223,237
---------------------------------------------------------------------------------------------------

        New NPAs increased to $83.1 million during the most recent quarter from $48.4 million in the first quarter 2003. Approximately 60% of the increase was concentrated in three commercial credits, one in the manufacturing sector with part of its business supporting automobile manufacturing, another in the teleconferencing business, and the third in a combination of businesses including marine shipping, mining, and raw materials. Of these credits, one was charged off and another sold during the recent quarter. The level of payments from the first to the second quarter 2003 increased, returning to levels experienced in earlier quarters. This increase was spread over a number of credits with no notable borrower concentrations. Despite the modest decline in NPAs this recent quarter, management expects the level of NPAs to remain near current levels throughout the second half of this year.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
        The ALLL was $340.9 million at June 30, 2003, down from $351.7 million at the end of the second quarter of 2002, but up slightly from the $337.0 million at March 31, 2003. The ALLL represented 1.79% of total loans and leases at June 30, 2003, 2.10% at the end of the second quarter last year and 1.78% at March 31, 2003. It is expected that the adoption of FIN 46 will decrease this ratio by approximately 3 basis as the 1.01% reserve associated with the $1.0 billion of consolidated loans is less than the 1.79% ratio as of June 30, 2003. The period-end ALLL was 255% of NPAs at June 30, 2003, compared with 158% a year ago and 240% at March 31, 2003.

        Table 11 reflects the activity in the ALLL for the recent five quarters. The $3.5 million and $3.0 million allowance of sold loans in the second and first quarters of 2003 related to the $569 million and $558 million of automobile loans sold in the respective quarters. The $1.3 million of allowance related to purchased loans in the third quarter of last year was attributed to the LeaseNet acquisition.

---------------------------------------------------------------------------------------------------------
TABLE 11 - ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS

---------------------------------------------------------------------------------------------------------
                                                 2003                             2002
----------------------------------------------------------------   --------------------------------------
(in thousands)                            SECOND        FIRST       FOURTH        THIRD       SECOND
---------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, BEGINNING OF PERIOD            $337,017    $ 336,648    $ 371,033    $ 351,696    $ 340,851
Loan and lease losses                      (49,985)     (40,265)     (93,890)     (43,748)    (45,728)
Recoveries                                   8,929        7,429       10,732        9,963       8,731
---------------------------------------------------------------------------------------------------------
   Net loan and lease losses               (41,056)     (32,836)     (83,158)     (33,785)    (36,997)
---------------------------------------------------------------------------------------------------------

Provision for loan and lease losses         49,193       36,844       51,236       54,304      49,876
Allowance of (sold) purchased loans         (3,477)      (2,981)         ---        1,264         ---
Allowance of securitized loans                (730)        (658)      (2,463)      (2,446)     (2,034)
---------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, END OF PERIOD                  $340,947    $ 337,017    $ 336,648    $ 371,033    $ 351,696
---------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses
     as a percent of:
   Total loans and leases                     1.79 %       1.78 %       1.81 %       2.08 %      2.10 %
   Non-performing loans and leases           283.8        266.1        262.9        182.4       165.8
   Non-performing assets                     255.0        239.5        246.2        173.3       157.5

        Huntington allocates the ALLL to each loan and lease category based on an expected loss ratio determined by continuous assessment of credit quality reflecting portfolio risk characteristics and other relevant factors such as historical performance, significant acquisitions and dispositions of loans, and internal controls. For the commercial and commercial real estate credits, expected loss factors are assigned by credit grade at the individual loan and lease level at the time the loan or lease is originated, then subsequently re-evaluated on a periodic basis. The aggregation of these factors represents management's estimate of the inherent loss in the portfolio.

        The portion of the allowance allocated to the more homogeneous consumer loan and lease segments is determined by expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends. Expected loss ratios incorporate factors such as trends in past due amounts, recent loan and lease loss experience, and specific risk characteristics at the loan and lease level. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. While amounts are allocated to various portfolio segments, the total ALLL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.

        As of June 30, 2003, the entire ALLL is allocated to discrete loan categories with the result being the elimination of any unallocated reserve.

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

        Interest rate risk management is a dynamic process that encompasses new business flows onto the balance sheet, wholesale investment and funding, and the changing market and business environment. Effective management of interest rate risk begins with appropriately diversified investments and funding sources. To accomplish overall balance sheet objectives, management regularly accesses money, bond, futures, and options markets, as well as trading exchanges. In addition, Huntington contracts with dealers in over-the-counter financial instruments for interest rate swaps. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with approved risk tolerances. Interest rate risk modeling is performed monthly. An income simulation model is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. Although Bank Owned Life Insurance and automobile operating lease assets are classified as non-interest earning assets, Huntington includes these portfolios in its interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. Balance sheet growth assumptions are also considered in the income simulation model.

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

        When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model parallel shifts in the yield curve resulting in a gradual 200 basis point increase/decrease in rates over the next twelve-month period. However, at December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was reported because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At June 30, 2003, that scenario modeled net interest income 0.8% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. This was relatively unchanged from the negative impact to net interest income generated by the same 200 basis point scenario at the end of 2002. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

        The net interest margin has been adversely impacted in recent months by:
(1) fixed-rate consumer loan repayments being reinvested at lower market rates;
(2) high repayments and prepayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations; and (6) the flattening of the yield curve. The net interest margin will continue to be adversely affected by some of these factors over the next few quarters.

        The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At June 30, 2003, the model indicated that such an increase in rates would be expected to reduce the EVE by 1.4% compared with an estimated negative impact of 3.8% at December 31, 2002.

        These models are a useful but simplified representation of Huntington's underlying interest rate risk profile. Simulations reflect choices of statistical techniques, functional forms, model parameters, and numerous other assumptions. Nonetheless, experience has demonstrated and management believes that these models provide reliable guidance for measuring and managing interest rate sensitivity.

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

        Deposits are Huntington's primary source of funding, and represent 65% of total assets of which 91% were provided by the Regional Banking segment. Table 12 details the types and sources of deposits by business segment at June 30, 2003, and compares these balances by type and source to balances at December 31, 2002 and June 30, 2002:

----------------------------------------------------------------------------------------------------
TABLE 12 - DEPOSIT LIABILITIES

----------------------------------------------------------------------------------------------------
(in millions of dollars)                 JUNE 30, 2003       December 31, 2002      June 30, 2002
----------------------------------------------------------  -------------------  -------------------
BY TYPE                                BALANCE       %       Balance      %       Balance      %
----------------------------------------------------------------------------------------------------
Demand deposits
     Non-interest bearing               $ 3,110      16.9    $  3,074     17.6    $  2,770     16.4
     Interest bearing                     6,332      34.5       5,374     30.7       5,105     30.3
Savings deposits                          3,085      16.8       2,851     16.3       2,839     16.8
Other domestic time deposits              3,400      18.5       3,956     22.6       4,239     25.2
----------------------------------------------------------------------------------------------------
     Total Core Deposits                 15,927      86.7      15,255     87.2      14,953     88.7
----------------------------------------------------------------------------------------------------
Domestic time deposits of
   $100,000 or more                         826       4.5         732      4.2         765      4.5
Brokered and negotiable CDs               1,227       6.7       1,093      6.2         849      5.0
Foreign time deposits                       391       2.1         419      2.4         294      1.8
----------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                     $18,371     100.0    $ 17,499    100.0    $ 16,861    100.0
----------------------------------------------------------------------------------------------------

BY BUSINESS SEGMENT
------------------------------------
Regional Banking
   Central Ohio / West Virginia         $ 6,223      33.9    $  5,361     30.6    $  5,295     31.4
   Northern Ohio                          3,692      20.1       3,602     20.6       3,391     20.1
   Southern Ohio / Kentucky               1,412       7.7       1,365      7.8       1,344      8.0
   West Michigan                          2,582      14.1       2,402     13.7       2,557     15.2
   East Michigan                          2,079      11.3       1,962     11.2       1,931     11.5
   Indiana                                  640       3.4         613      3.5         603      3.6
----------------------------------------------------------------------------------------------------
      Total Regional Banking             16,628      90.5      15,305     87.4      15,121     89.8
----------------------------------------------------------------------------------------------------
Dealer Sales                                 67       0.4          59      0.3          50      0.3
Private Financial Group                   1,027       5.6         924      5.3         826      4.9
Treasury / Other                            649       3.5       1,211      7.0         864      5.0
----------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                          $18,371     100.0    $ 17,499    100.0    $ 16,861    100.0
----------------------------------------------------------------------------------------------------

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

        Other sources of liquidity include the sale or maturity of investment securities, the sale or securitization of loans, collateralized borrowings such as Federal Home Loan Bank advances, and the issuance of common and preferred securities in the capital markets. Huntington also has available a $6.0 billion domestic bank note program through its bank subsidiary, Huntington National Bank, of which $4.9 billion was available at June 30, 2003. In addition, the Bank shares a $2.0 billion Euronote program with the parent company, of which $1.4 billion was available on June 30, 2003. In addition, the parent company has $295 million availability under a $750 million medium term note program as of the same date.

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

        Shareholder's equity increased $47 million for the recent quarter and $12 million during the first six months of 2003 and $58 million from June 30, 2002. The increase was less for the six-month period in 2003 primarily due to the repurchase of 4.3 million common shares at a value of $81.1 million in the 2003 first quarter. In February 2002, the Board of Directors authorized a common share repurchase program for up to 22 million common shares and canceled the previously existing authorization. Under this authorization, a total of 19.4 million common shares were repurchased: 19.2 million in 2002, including 8.8 million common shares purchased in the first six months of 2002, and 0.2 million in the 2003 first quarter. In mid-January 2003, the Board of Directors authorized a new common share repurchase program, canceling the 2.6 million common shares remaining under the February 2002 authorization, and approved a new common share repurchase authorization for up to 8.0 million common shares. Under this authorization, 4.1 million common shares were repurchased in the 2003 first quarter, leaving 3.9 million common shares remaining for repurchase at June 30, 2003.

        Average equity to average assets in the second quarter of 2003 was 7.96% versus 9.42% for the same period last year. Tangible period-end equity to period-end assets, which excludes intangible assets, was 7.31% at the end of June 2003, down from 8.42% a year earlier. The high tangible equity to asset ratio in the year-ago quarter reflected excess capital generated from the sale of the Florida operations in the first quarter 2002. Management has a longer-term targeted tangible equity to asset ratio of 7.00%, given the current asset mix and risk profile.

        Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, risk-adjusted assets, and its tangible equity to assets ratio for the recent five quarters are shown in Table 13:

----------------------------------------------------------------------------------------------------
TABLE 13 - END OF PERIOD CAPITAL DATA

----------------------------------------------------------------------------------------------------
                                                    2003                         2002
------------------------------------------------------------------  --------------------------------
(in millions)                               SECOND        FIRST      FOURTH      THIRD      SECOND
----------------------------------------------------------------------------------------------------
Total risk-adjusted assets                   $27,416      $27,290    $27,187     $26,304    $25,281

Tier 1 risk-based capital ratio                8.61%        8.42%      8.54%       9.04%      9.64%
Total risk-based capital ratio                11.42%       11.31%     11.44%      12.00%     12.67%
Tier 1 leverage ratio                          8.50%        8.47%      8.74%       9.31%      9.86%

Tangible equity / asset ratio                  7.31%        7.25%      7.47%       7.89%      8.42%

        As Huntington is supervised and regulated by the Federal Reserve, The Huntington National Bank, Huntington's bank subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for well-capitalized institutions at June 30, 2003.

        Table 14 details the cash dividends that were declared in the first quarter 2003 and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes):

----------------------------------------------------------------------------------------------------
TABLE 14 - QUARTERLY STOCK SUMMARY

----------------------------------------------------------------------------------------------------
                                              2003                             2002
------------------------------------------------------------    ------------------------------------
                                      SECOND        FIRST        FOURTH        THIRD       SECOND
----------------------------------------------------------------------------------------------------
High                                  $ 21.540      $ 19.800      $ 19.980     $ 20.430     $ 21.770
Low                                     18.030        17.780        16.160       16.000       18.590
Close                                   19.510        18.590        18.710       18.190       19.420
Average daily closing price             19.790        18.876        18.769       19.142       20.089
Cash dividends declared               $   0.16      $   0.16      $   0.16     $   0.16     $   0.16

        In July 2003, the board of directors declared a dividend of $0.175 per common share for the third quarter 2003, an increase of 9.4% over the previous quarterly dividend. The dividend is payable October 1, 2003, to shareholders of record on September 19, 2003. Management has increased its dividend payout target range to 40%-45% of earnings, up from the previous target range of 35%-45%.

LINES OF BUSINESS DISCUSSION

        Below is a brief description of each line of business and a discussion of business segment results for the three and six months ended June 30, 2003 and 2002. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense.

        For analytical purposes in understanding performance trends, strategic decision making, determining incentive compensation, and evaluating line of business performance, chief decision-makers review and analyze certain data on an "operating basis", which excludes the impact of restructuring charges and releases and other items, as well as the results of operations from the Florida banking and insurance operations sold in 2002. Since the items excluded are associated with exited businesses and/or restructurings that have been completed and no longer contribute to current or future period performance, management believes their exclusion for analytical purposes provides a clearer picture of underlying performance trends, as well as progress made in improving the company's financial performance.

REGIONAL BANKING
        Regional Banking provides products and services to retail, business banking, and commercial customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, commercial real estate loans, international trade, and cash management.

----------------------------------------------------------------------------------------------------
TABLE 15 - REGIONAL BANKING

----------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                            2003         2002          2003        2002
----------------------------------------------------------------------------------------------------
Net interest income                                 $152,342    $ 146,411      $300,936   $ 292,314
Provision for loan and lease losses                   40,525       36,844        64,066      59,819
Non-interest income                                   75,684       66,550       149,944     138,467
Non-interest expense                                 150,125      140,082       297,049     273,801
----------------------------------------------------------------------------------------------------
     Income before taxes                              37,376       36,035        89,765      97,161
Income taxes                                          13,082       12,612        31,418      34,006
----------------------------------------------------------------------------------------------------
Operating income                                    $ 24,294    $  23,423      $ 58,347   $  63,155
----------------------------------------------------------------------------------------------------

        Regional Banking's operating income was $24.3 million for the second quarter 2003, an increase of 4% from $23.4 million for the same period a year ago. For the six months ended June 30, 2003 and 2002, operating income was $58.3 million and $63.2 million, respectively.

        Net interest income in the second quarter 2003 was up $5.9 million, or 4%, over the prior-year quarter. The increase reflected a 7% increase in average loans and a 4% increase in average deposits. The increase was largely attributed to increased mortgage loan balances, which reflected robust refinancing activity. The net interest income on other loan and deposit growth was largely offset by continued rate declines and the resulting repricing impact of loans and deposits. Further margin compression resulted from the lower interest rate environment and the inability to pass along lower rates to deposit customers.

        Total average loans for the 2003 second quarter increased 7% to $13.0 billion from $12.2 billion in the year-ago quarter. Consumer loans grew 16% in the comparable periods, most notably in home equity loans and lines, as well as residential mortgage loans, which were up 14% and 28%, respectively. Business banking loans, which is a continued strategic focus of this segment, grew 6%. Average total deposits for the second quarter 2003 were up $635 million, or 4%, from the same period a year ago. This increase reflected a 12% increase in commercial demand deposits. Retail CDs, which continue to be a relatively expensive source of funds, were de-emphasized in the company's deposit generation strategies. Excluding retail CDs, this segment's average core deposits increased 14%.

        The provision for loan losses for the second quarter 2003 increased $3.7 million, or 10%, over the same quarter last year. This increase was largely attributed to loan growth. Net charge-offs were $31.5 million, or an annualized 0.97% of average total loans and leases, for the three months ended June 30, 2003, compared to $32.5 million, or 1.07%, for the prior year quarter. Commercial and commercial real estate net charge-offs declined $1.1 million along with declines in net charge-offs for residential mortgage loans and other consumer loans of $0.3 million and $0.4 million, respectively, for the comparable periods, while net charge-offs for home equity loan increased $0.8 million.

        Non-interest income for the second quarter 2003 was up $9.1 million, or 14%, from the year-ago quarter. Increased fee based revenue was driven by deposit service charges, electronic banking, and mortgage banking revenue, despite $6.4 million of mortgage servicing rights impairment recognized in the second quarter of 2003, versus $1.1 million in the year-ago quarter. Standby letters of credit income was down, due to the January 1, 2003 adoption of FASB Interpretation No. 45 (see Note 2 to Huntington's unaudited consolidated financial statements). Revenue generated from sales referrals from investment in insurance products is included in Regional Banking's non-interest income as fee sharing. Second quarter referrals generated $4.3 million of higher fee sharing revenue versus the second quarter of last year.

        Non-interest expense for the 2003 second quarter was $150.1 million, up $10.0 million, or 7%, from the second quarter of 2002. The increase is due primarily to personnel, occupancy and equipment expense. The increase in salaries and benefits is reflective of investment in our management team and volume related increases in performance based incentive compensation. Partially offsetting these increases were decreases in printing and supplies, charge card processing, and lower operating losses.

        Regional Banking contributed 47% and 26% of total revenues and total operating income, respectively, in the second quarter of 2003, and represented 52% of total assets and 91% of total deposits at June 30, 2003.

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

----------------------------------------------------------------------------------------------------
TABLE 16 - DEALER SALES

----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                           2003         2002          2003         2002
----------------------------------------------------------------------------------------------------
Net interest income                                $ 21,048     $  4,233      $ 44,699     $ (2,324)
Provision for loan and lease losses                   9,192       10,737        20,577       19,737
Non-interest income                                 144,003      175,863       293,659      355,842
Non-interest expense                                125,590      153,919       259,930      314,793
----------------------------------------------------------------------------------------------------
     Income before taxes                             30,269       15,440        57,851       18,988
Income taxes                                         10,594        5,404        20,248        6,646
----------------------------------------------------------------------------------------------------
Operating income                                   $ 19,675     $ 10,036      $ 37,603     $ 12,342
----------------------------------------------------------------------------------------------------

        Dealer Sales operating income was $19.7 million in the second quarter 2003, up from $10.0 million for the year-ago quarter. For the six months, operating income was $37.6 million for 2003, up from $12.3 million for 2002.

        Dealer Sales financial results are significantly impacted by changes made in regard to accounting for automobile leases. As previously noted, leases originated before May 2002 are accounted for as operating leases, and leases originated afterwards accounted for as direct financing leases. Therefore, for automobile leases originated before May 2002, the related financial results are reported as non-interest income and non-interest expense with the cost of funding these leases is included in interest expense. Such non-interest income, non-interest expense, and interest expense will continue to trend lower in subsequent periods since as this portfolio continues to run off. For leases originated after April 2002, revenue is reported in interest income and a provision for loan and lease losses is recorded in order to maintain an appropriate level of reserve for loan and lease losses. As a result, net interest income and the provision for loan and lease losses for the Dealer Sales line of business should trend higher in future periods.

        Net interest income was $21.0 million in the recent quarter, an increase of $16.8 million from $4.2 million in the second quarter of 2002. This increase reflected growth in average loan and direct financing lease balances from $3.4 billion in 2002 to $5.0 billion in 2003. This change in average balances was due primarily to direct financing leases, which accounted for $1.2 billion of the increase. The margin was also reduced by a $10.0 million charge to interest expense associated with unwinding funding related to the loans sold in the second quarter and $6.0 million related to loans sold in the first quarter.

        The provision for loan and lease losses of $9.2 million for the second quarter 2003 decreased $1.5 million from $10.7 million for the same period last year. Net charge-offs totaled $9.1 million for the recent three months, or an annualized 0.73% of average loans and direct finance leases, compared to $8.7 million, or 1.03%, during the year-ago quarter. This improvement continued to reflect stronger underwriting practices for automobile loan and lease originations.

        Total non-interest income declined $31.9 million to $144.0 million for the second quarter 2003 from $175.9 for the same period last year. This reflected a $44.3 million decline in operating lease income from the second quarter 2002 compared with the current year's second quarter, partially offset by a gain of $11.6 million on the sale of $569 million of automobile loans in the second quarter of 2003. Excluding operating lease income in the second quarter of 2003 and 2002 of $123.7 million and $168.0 million, respectively, as well as the $11.6 million gain on sale of automobile loans in the 2003 second quarter, noninterest income was up $0.9 million, or 11%.

        A decline in operating lease expense of $28.3 million in a year-over-year comparison for the second quarter drove non-interest expense down to $125.6 million for the second quarter 2003 from $153.9 million for the year ago quarter. Excluding operating lease expense of $102.9 million in the 2003 second quarter and $131.7 million in the year-ago quarter, non-interest expense was up $0.4 million, or 2%.

        Dealer Sales contributed 34% of total second quarter 2003 revenues, 21% of total operating income in the second quarter of 2003, and represented 24% of total assets at June 30, 2003.

PRIVATE FINANCIAL GROUP
        The Private Financial Group provides products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.

----------------------------------------------------------------------------------------------------
TABLE 17 - PRIVATE FINANCIAL GROUP

----------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                           2003         2002          2003         2002
----------------------------------------------------------------------------------------------------
Net interest income                                $  9,794     $  8,917      $ 19,312     $ 16,695
Provision for loan losses                              (458)         447         1,454        2,036
Non-interest income                                  27,847       28,634        55,057       55,376
Non-interest expense                                 25,886       25,116        52,502       50,672
----------------------------------------------------------------------------------------------------
     Income before taxes                             12,213       11,988        20,413       19,363
Income taxes                                          4,275        4,196         7,145        6,777
----------------------------------------------------------------------------------------------------
Operating income                                   $  7,938     $  7,792      $ 13,268     $ 12,586
----------------------------------------------------------------------------------------------------

        Operating income in the second quarter 2003 was $7.9 million, compared with $7.8 million for the second quarter 2002 as improvement in net interest income and provision for loan losses were offset by lower non-interest income (net of fee sharing to Regional Banking) and higher non-interest expense. On a year-to-date basis, operating income was $13.3 million for 2003, up slightly from $12.6 million in the same period of 2002.

        Net interest income for the 2003 second quarter increased $0.9 million, or 10%, from the year-ago quarter as average loan balances increased 35% to $1.2 billion and average deposit balances increased 23% to $974 million. Most of the loan growth occurred in personal credit lines and residential mortgage loans largely due to the favorable mortgage rate environment and refinancing activity. A majority of the deposit growth occurred in the personal management accounts, which resulted from a combination of new business and a customer shift in sweep options from the Huntington Funds money market funds to money market deposit accounts. The significant balance growth more than offset margin compression that was caused by a loan product mix shift to lower-yielding products and deposit rates that did not decrease as much as market rates.

        Provision for loan and lease losses for the recent three months decreased $0.9 million from the year-ago quarter due to a combination of lower charge-offs and reduced loan provision resulting from the impact of reduced non-performing assets from the first quarter 2003. Net charge-offs were $0.4 million for the second quarter 2003, or an annualized 0.15% of average total loans and leases, compared with $1.1 million, or 0.51%, for the same period a year ago.

        Non-interest income decreased $0.8 million, or 3%. However, excluding fee income shared with Regional Banking of $3.5 million in the 2003 second quarter, and $2.5 million in the year-ago quarter, non-interest income increased $0.2 million, or 1% from the year-ago quarter. This increase reflected higher insurance income and other income partially offset by a decrease in trust and brokerage revenue. Insurance revenue increased $0.7 million, or 28%, mainly from an increase in title insurance revenue that was reflective of increased mortgage loan refinancing. Trust income decreased $0.7 million, or 4%, mainly due to a market-related decline in average asset values in two product areas that are mostly market-rate sensitive: personal trust and Huntington Funds. Brokerage revenue decreased $0.4 million, or 4%, primarily from a decline in mutual fund revenue that was also reflective of the more bearish market environment. Although the sales volume from mutual fund trades actually increased from the year-ago quarter, revenue decreased because much of the increased volume resulted from several large multi-million dollar trades that generated 12b-1 fees and no upfront revenue. Revenue from annuities also declined due to decreased sales, but that was offset by revenue from the sale of the new wealth transfer insurance product. Additional fee sharing income of $1.0 million was shared out to Regional Banking primarily due to a change in methodology that equates to approximately 0.75% of total mutual fund and annuity sales generated through the banking offices.

        Non-interest expense for the 2003 second quarter increased $0.8 million, or 3%, from the year-ago quarter.

        Private Financial Group contributed 8% of both total revenues and total operating income in the second quarter of 2003, and represented 5% and 6% of total assets and total deposits at June 30, 2003, respectively.

TREASURY / OTHER
        The Treasury / Other segment includes assets, liabilities, equity, revenue, and expense not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management, as well as the impact of mezzanine lending activity conducted through Huntington's Capital Markets Group. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.

----------------------------------------------------------------------------------------------------
TABLE 18 - TREASURY / OTHER

----------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                           2003         2002          2003         2002
----------------------------------------------------------------------------------------------------
Net interest income                                $ 32,394     $ 32,433      $ 64,367     $ 61,153
Provision for loan losses                               (66)       1,848           (60)       2,108
Non-interest income                                  26,672       13,908        43,577       27,467
Non-interest expense                                  9,758       10,699        27,217       25,531
----------------------------------------------------------------------------------------------------
     Income before taxes                             49,374       33,794        80,787       60,981
Income taxes                                          7,349        2,577         6,147        2,700
----------------------------------------------------------------------------------------------------
Operating income                                   $ 42,025     $ 31,217      $ 74,640     $ 58,281
----------------------------------------------------------------------------------------------------

        Treasury / Other's operating income was $42.0 million and $74.6 million in the second quarter and first half of 2003, respectively, up from last year's respective operating income of $31.2 million and $58.3 million. Net interest income for the recent three months was flat compared to the same period last year despite transfer pricing charges made to the Dealer Sales line of business for the early termination of funding related to the aforementioned June and March 2003 sales of automobile loans.

        Provision for loan and lease loss activity is related to the Capital Markets Group, which provides mezzanine loans to customers. This particular group manages certain loans, which require a level of ALLL that, in management's judgment, is sufficient to cover losses inherent in the portfolio.

        Non-interest income for 2003 second quarter was $26.7 million compared with $13.9 million for the same period a year ago. Higher securities gains and income from trading activities were the primary drivers for this increase. Non-interest expense for the recent quarter was down $0.9 million from the second quarter last year. This decline reflected higher allocated expenses to other lines of business due to methodology changes.

        Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate was lower and, as a result, Treasury / Other reflected the reconciling items to the statutory tax rate in its income taxes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Quantitative and qualitative disclosures for the current period are found beginning on page 36 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's amended Form 10-K/A.


ITEM 4. CONTROLS AND PROCEDURES

    Huntington carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer (CEO) along with the Chief Financial Officer (CFO), of the effectiveness of its disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO along with the CFO concluded that Huntington's disclosure controls and procedures are effective in timely alerting the CEO and CFO to material information relating to Huntington (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

    There were no changes in the second quarter to Huntington's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Huntington's internal control over financial reporting.

PART II.    OTHER INFORMATION

    In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Huntington Bancshares Incorporated held its annual meeting of shareholders on April 24, 2003. At that meeting, shareholders approved the following management proposals:

                                                                           ABSTAIN/           BROKER
                                           FOR           AGAINST           WITHHELD          NONVOTES
                                           ---           -------           --------          --------
1. Election of directors
   to serve as Class I
   Directors until the year 2006
   Annual Meeting of
   Shareholders as follows:

   Raymond J. Biggs                    195,553,012                           5,065,260
   John B. Gerlach, Jr.                195,413,444                           5,204,828
   Thomas E. Hoaglin                   195,520,935                           5,097,337
   Robert H. Schottenstein             195,227,521                           5,390,750

2. Election of directors
   to serve as Class II
   Directors until the year 2004
   Annual Meeting of
   Shareholders as follows:

   David P. Lauer                      195,570,699                           5,047,573
   Kathleen H. Ransier                 193,621,762                           6,996,510

3. Election of directors
   to serve as Class III
   Directors until the year 2005
   Annual Meeting of
   Shareholders as follows:

   Michael J. Endres                   195,838,699                           4,779,572

4. Proposal to increase the
   number of shares of
   Huntington common
   Stock authorized for the
   Deferred Compensation
   Plan for Huntington
   Bancshares Incorporated
   Directors as follows:               179,719,653          17,238,672       3,659,947

5. Ratification of Ernst &
   Young LLP to serve as
   independent auditors for
   the Corporation for the
   year 2003                           194,233,436           4,365,241       2,019,595


ITEM 5.  OTHER INFORMATION

It is expected that the following information will be included in the second amendment to the 2002 Annual Report on Form 10-K/A and/or the amended 2003 First Quarter Form 10-Q/A, when filed:


A.   Impact of Restatement on Results of Operations and Financial Condition.

Huntington's restated results of operations and financial condition included the following:

- Huntington previously amortized the loan referral fees paid to automobile dealers (dealer premium) on a straight-line basis. As a result of the restatement, Huntington is now amortizing these fees to interest income using methods that closely approximate the results under the interest method. The impact of the restatement reduced the amount of dealer premium included in automobile loans and leases, reduced interest income on indirect loans and leases, and increased the other non-interest income.

- Huntington previously deferred sales commissions paid to employees for the origination of deposits and amortized these payments to interest expense over the expected life of the deposit. In the restatement, Huntington is recognizing the expense on these sales commissions when the deposits were originated and commissions were earned. The impact of the restatement decreased the interest expense on deposits, increased service charges on deposit accounts, and increased personnel costs.

- Huntington offers its customers the ability to forego the payment of origination fees at inception of a mortgage loan in exchange for a higher interest rate over the life of the loan. Huntington had previously recorded origination fees on such loans held for investment at inception. A loan premium was recognized and amortized as a reduction of interest income on mortgage loans held for investment. The impact of the restatement reversed the loan premiums that were recognized as mortgage banking income and increased the interest income recognized on mortgage loans held for investment.

- Prior to 2002, Huntington recognized in the year incurred, the expense or gains for pension settlements, which are actuarially determined expenses or gains related to lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 for pension settlements was deferred to be recognized over a subsequent eight-year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002, which increased other liabilities and increased personnel costs in the fourth quarter of 2002.

- Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves resulting in an incorrect reserve balance. As part of the restatement, increased to cover expected claim losses on the products purchased by customers, and, accordingly, other liabilities and increased other non-interest expenses were increased.

- Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income. Tax consulting expense was $3.0 million for the first three months of 2003, $7.3 million in 2002, $9.0 million in 2001, $1.9 million in 2000. No tax consulting expenses were recorded as a component of income tax expense prior to 2000.

The following table summarizes the impact of the restatement on prior periods:

=========================================================================================================
                                           IMPACT ON NET INCOME
                       Three Months                          Twelve Months Ended
                          Ended                                   December 31,
                        March 31,     -------------------------------------------------------------------
                        ---------                                                     1997 &
(in thousands)            2003          2002       2001        2000       1999         Prior      Total
---------------------------------------------------------------------------------------------------------
Automobile loan
  referral fees           $   845      $  1,300   $    ---    $ 1,760    $ (2,380)   $ (8,989)  $(11,957)

Commissions on
  deposit account
  originations                900         1,726     (1,582)    (1,571)     (2,709)        ---     (8,956)

Mortgage loan
  origination fees           (716)       (2,490)      (458)       905      (2,041)        ---     (4,800)

Pension settlements           ---        (2,193)       ---        ---         ---         ---     (2,193)

Debt cancellation
  insurance reserves          715        (1,039)    (1,308)      (312)       (250)        ---     (2,457)

Tax consulting expenses       ---           ---        ---        ---         ---         ---        ---
---------------------------------------------------------------------------------------------------------

Total                     $ 1,744      $ (2,696)  $ (3,348)   $   782    $ (7,380)   $ (8,989)  $(30,363)
=========================================================================================================

B. Additional Disclosures Having No Financial Impact on Previously Reported Results.

2002 Fourth Quarter Items:

Non-interest expense in the 2002 fourth quarter included the following:

- Reserves of $7.2 million established in 1998 and 2001 were released in 2002 based on management's assessment of future claims on these reserves. The release of 1998 reserves consisted of a $5.0 million legal settlement received by Huntington in December 2002 and credited back to the 1998 reserves when it was received. Additionally, $2.2 million of reserves established in 2001 were released. At December 31, 2002, Huntington had $4.1 million remaining in reserves established in 1998 for the exit of under performing business units and $14.4 million remaining in restructuring reserves established in 2001. Also, at December 31, 2002, Huntington had a contingency reserve related to its August 2002 restructuring of its interest in Huntington Merchant Services, L.L.C.

     lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 for pension settlements was deferred to be recognized over a subsequent eight-year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002, which increased other liabilities and increased personnel costs in the fourth quarter of 2002.

- Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves resulting in an incorrect reserve balance. As part of the restatement, increased to cover expected claim losses on the products purchased by customers, and, accordingly, other liabilities and increased other non-interest expenses were increased.

- Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income. Tax consulting expense was $3.0 million for the first three months of 2003, $7.3 million in 2002, $9.0 million in 2001, $1.9 million in 2000. No tax consulting expenses were recorded as a component of income tax expense prior to 2000.

The following table summarizes the impact of the restatement on prior periods:

=========================================================================================================
                                           IMPACT ON NET INCOME
                       Three Months                          Twelve Months Ended
                          Ended                                   December 31,
                        March 31,     -------------------------------------------------------------------
                        ---------                                                     1997 &
(in thousands)            2003          2002       2001        2000       1999         Prior      Total
---------------------------------------------------------------------------------------------------------
Automobile loan
  referral fees           $   845      $  1,300   $    ---    $ 1,760    $ (2,380)   $ (8,989)  $(11,957)

Commissions on
  deposit account
  originations                900         1,726     (1,582)    (1,571)     (2,709)        ---     (8,956)

Mortgage loan
  origination fees           (716)       (2,490)      (458)       905      (2,041)        ---     (4,800)

Pension settlements           ---        (2,193)       ---        ---         ---         ---     (2,193)

Debt cancellation
  insurance reserves          715        (1,039)    (1,308)      (312)       (250)        ---     (2,457)

Tax consulting expenses       ---           ---        ---        ---         ---         ---        ---
---------------------------------------------------------------------------------------------------------

Total                     $ 1,744      $ (2,696)  $ (3,348)   $   782    $ (7,380)   $ (8,989)  $(30,363)
=========================================================================================================

B. Additional Disclosures Having No Financial Impact on Previously Reported Results.

2002 Fourth Quarter Items:

Non-interest expense in the 2002 fourth quarter included the following:

- Reserves of $7.2 million established in 1998 and 2001 were released in 2002 based on management's assessment of future claims on these reserves. The release of 1998 reserves consisted of a $5.0 million legal settlement received by Huntington in December 2002 and credited back to the 1998 reserves when it was received. Additionally, $2.2 million of reserves established in 2001 were released. At December 31, 2002, Huntington had $4.1 million remaining in reserves established in 1998 for the exit of under performing business units and $14.4 million remaining in restructuring reserves established in 2001. Also, at December 31, 2002, Huntington had a contingency reserve related to its August 2002 restructuring of its interest in Huntington Merchant Services, L.L.C.

- Benefit costs were increased by year-end accruals related to medical, long-term disability, and pension expenses, which aggregated $5.7 million.

- Personnel expense reflected a credit of $1.5 million in gains related to stock received from the demutualization of certain insurance companies where Huntington owned related insurance policies.

- Occupancy expense included a $1.5 million reversal of an excess accrual for real estate taxes.

- Year-end Adjustments to accruals reduced total non-interest expense by $0.7 million related to litigation, marketing, and charitable contributions.

-    A recovery of previous trust losses totaled $0.8 million.

- A legal settlement of $0.7 million related to amounts received or to be received from a joint venture in which Huntington was a participant.

- Impairment of an investment in an unconsolidated subsidiary totaled $3.9 million.

- Huntington recorded a minimum pension liability associated with its Supplement Income Retirement plan and various other benefit plans based on its actuarial valuation dated September 30, 2002. The minimum pension liability was recognized because the plan's accumulated benefit obligation exceeded the fair value of its assets. A pension asset of $1.4 million was recorded equal to the plan's unrecognized prior service cost. The amount of the minimum pension liability that exceeded the pension asset, which represented a net loss not yet recognized as a net period pension cost, amounted to $0.2 million and was recorded as a reduction of equity, net of applicable taxes, as a separate component of accumulated other comprehensive income.


2003 First Quarter Item:

- Huntington has purchased insurance to cover the difference between the recorded residual value of automobiles leased to customers and the fair value at the end of the lease term, as evidenced by Black Book valuation. This insurance does not cover residual losses below Black Book valuation, which may arise when the automobile has excess wear and tear and/or excess mileage, not reimbursed by the lessee. Huntington maintains a reserve to cover such losses on direct financing leases based on quarterly evaluations of several factors, including vehicle type, lease terms, used automobile market conditions, new product offerings, expected leased vehicle return rates, and historical experience. In the first quarter of 2003, Huntington changed its methodology for calculating the appropriate reserve level. The revised methodology estimates the uninsured future losses inherent in the portfolio and discounts these losses to a present value at a current market interest rate. The prior methodology resulted in or a reserve was maintained to cover the uninsured future losses inherent in the lease over the contractual life of the lease without discounting. The adequacy of the reserve was assessed quarterly on an undiscounted basis, and adjusted accordingly. Reserves for uninsured residual value losses on direct financing automobile leases were $2.0 million, $1.7 million, and $1.4 million at June 30, 2003, March 31, 2003, and December 31, 2002.

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

- Benefit costs were increased by year-end accruals related to medical, long-term disability, and pension expenses, which aggregated $5.7 million.

- Personnel expense reflected a credit of $1.5 million in gains related to stock received from the demutualization of certain insurance companies where Huntington owned related insurance policies.

- Occupancy expense included a $1.5 million reversal of an excess accrual for real estate taxes.

- Year-end Adjustments to accruals reduced total non-interest expense by $0.7 million related to litigation, marketing, and charitable contributions.

-    A recovery of previous trust losses totaled $0.8 million.

- A legal settlement of $0.7 million related to amounts received or to be received from a joint venture in which Huntington was a participant.

- Impairment of an investment in an unconsolidated subsidiary totaled $3.9 million.

- Huntington recorded a minimum pension liability associated with its Supplement Income Retirement plan and various other benefit plans based on its actuarial valuation dated September 30, 2002. The minimum pension liability was recognized because the plan's accumulated benefit obligation exceeded the fair value of its assets. A pension asset of $1.4 million was recorded equal to the plan's unrecognized prior service cost. The amount of the minimum pension liability that exceeded the pension asset, which represented a net loss not yet recognized as a net period pension cost, amounted to $0.2 million and was recorded as a reduction of equity, net of applicable taxes, as a separate component of accumulated other comprehensive income.


2003 First Quarter Item:

- Huntington has purchased insurance to cover the difference between the recorded residual value of automobiles leased to customers and the fair value at the end of the lease term, as evidenced by Black Book valuation. This insurance does not cover residual losses below Black Book valuation, which may arise when the automobile has excess wear and tear and/or excess mileage, not reimbursed by the lessee. Huntington maintains a reserve to cover such losses on direct financing leases based on quarterly evaluations of several factors, including vehicle type, lease terms, used automobile market conditions, new product offerings, expected leased vehicle return rates, and historical experience. In the first quarter of 2003, Huntington changed its methodology for calculating the appropriate reserve level. The revised methodology estimates the uninsured future losses inherent in the portfolio and discounts these losses to a present value at a current market interest rate. The prior methodology resulted in or a reserve was maintained to cover the uninsured future losses inherent in the lease over the contractual life of the lease without discounting. The adequacy of the reserve was assessed quarterly on an undiscounted basis, and adjusted accordingly. Reserves for uninsured residual value losses on direct financing automobile leases were $2.0 million, $1.7 million, and $1.4 million at June 30, 2003, March 31, 2003, and December 31, 2002.

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

                10.     Material contracts:

                        (a)* Sixth Amendment to the Huntington Bancshares Incorporated 1990 Stock Option Plan

                        (b)* Fourth Amendment to the Amended and Restated Huntington Bancshares Incorporated 1994 Stock Option Plan

                12.     Earnings to Fixed Charges

                31.1 Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

                31.2 Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer

                32.1    Section 1350 Certification - Principal Executive Officer

                32.2    Section 1350 Certification - Principal Financial Officer


        (b)     Reports on Form 8-K

                1. A report on Form 8-K, dated April 16, 2003, was filed under report item numbers 5, 7, and 9, concerning Huntington's results of operations for the first quarter ended March 31, 2003.

                2. A report on Form 8-K, dated May 20, 2003, was filed under report item numbers 5, 7, and 9, regarding Huntington's filing of its amended 2002 annual report on Form 10-K/A and its Form 10-Q for the first quarter ended March 31, 2003.

                3. A report on Form 8-K, dated June 26, 2003, was filed under report item numbers 5 and 7, concerning the staff of the Securities and Exchange Commission conducting a formal investigation of Huntington.




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



                       Huntington Bancshares Incorporated
                                  (Registrant)




Date:   August 14, 2003          /s/ Thomas E. Hoaglin
                                 -------------------------------------------
                                     Thomas E. Hoaglin
                                     Chairman, Chief Executive Officer and
                                     President




Date:   August 14, 2003          /s/ Michael J. McMennamin
                                 -------------------------------------------
                                     Michael J. McMennamin
                                     Vice Chairman, Chief Financial Officer and
                                     Treasurer (Principal Financial Officer)