Form 10-Q/A
period 2003-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2003-08-18
CIK 49196

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

                       HUNTINGTON BANCSHARES INCORPORATED

                         EXPLANATORY NOTE TO AMENDMENT

This amended 2003 Second Quarter Form 10-Q/A reflects proofreading changes inadvertently not made during the Edgarization process which were not detected prior to filing on August 14, 2003.

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

In addition, Huntington announced that it is reviewing the application of SFAS 91 (Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases) on historical results. SFAS 91 deals with the timing of recognition of loan and lease origination fees and certain expenses, and requires that such fees and costs, if material, be deferred and amortized over the estimated life of the asset.

Part II, Item 5 also contains additional disclosures which have no financial impact on previously reported results, but which will be included in the second amended 2002 Annual Report on Form 10-K/A and/or the amended 2003 First Quarter 10-Q/A. Huntington is not filing these amended documents at this time because it has not completed gathering and analyzing data for 1995-1997, which is necessary to finalize its review of the impact of not having deferred net origination fees and costs on prior period results. However, based upon information currently available, Huntington expects the majority of any additional impact that might result from a restatement, should it occur, for the deferral of all loan origination fees and costs would be reflected in 1999 and earlier periods, similar to the timing impact of the restatements announced on July 17, 2003.


                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets -
            June 30, 2003 and 2002 and December 31, 2002                            3

            Consolidated Statements of Income -
            For the three and six months ended June 30, 2003 and 2002               4

            Consolidated Statements of Changes in Shareholders' Equity -
            For the six months ended June 30, 2003 and 2002                         5

            Consolidated Statements of Cash Flows -
            For the six months ended June 30, 2003 and 2002                         6

            Notes to Unaudited Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             45

Item 4.     Controls and Procedures                                                45


PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders                    45

Item 5.     Other Information                                                      46

Item 6.     Exhibits and Reports on Form 8-K                                       48

            Signatures                                                             50

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

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                             2003           2002              2003             2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Restated)                         (Restated)
Interest and fee income
     Loans and leases                                                $279,506      $274,893          $ 562,462        $ 558,601
     Securities                                                        42,033        44,424             84,111           89,205
     Other                                                              8,923         3,499             15,880           10,211
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                 330,462       322,816            662,453          658,017
--------------------------------------------------------------------------------------------------------------------------------
     Deposits                                                          76,383        93,759            156,093          202,589
     Short-term borrowings                                              4,313         6,156              9,872           14,670
     Federal Home Loan Bank advances                                    5,634           212             11,219              470
     Subordinated notes and other long-term debt
        including preferred capital securities                         28,554        30,695             55,955           62,730
--------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                                114,884       130,822            233,139          280,455
--------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                   215,578       191,994            429,314          377,562
Provision for loan and lease losses                                    49,193        49,876             86,037           88,886
--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                 166,385       142,118            343,277          288,676
--------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                                124,209       168,047            257,964          343,953
Service charges on deposit accounts                                    40,914        35,608             80,783           74,423
Trust services                                                         15,580        16,247             30,491           31,748
Gains on sales and securitizations of loans                            14,808         1,743             26,922            3,138
Brokerage and insurance income                                         14,196        16,899             29,693           34,504
Other service charges and fees                                         11,372        10,529             21,710           21,161
Bank Owned Life Insurance income                                       11,043        11,443             22,180           23,119
Mortgage banking                                                       11,033        10,115             24,822           28,469
Gain on sale of Florida operations                                        ---           ---                ---          181,344
Securities gains                                                        6,887           966              8,085            1,423
Other                                                                  24,164        16,068             39,587           28,557
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                             274,206       287,665            542,237          771,839
--------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                       114,047       106,808            235,790          222,491
Operating lease expense                                               102,939       131,695            214,527          272,480
Equipment                                                              16,341        16,659             32,753           33,608
Outside data processing and other services                             16,104        16,592             32,683           35,031
Net occupancy                                                          15,583        14,756             32,398           31,995
Professional services                                                   9,872         7,864             19,157           14,294
Marketing                                                               8,454         7,231             15,080           14,234
Telecommunications                                                      5,394         5,320             11,095           11,338
Printing and supplies                                                   2,253         3,683              5,934            7,520
Restructuring charges (releases)                                       (5,315)          ---             (6,315)          56,184
Other                                                                  20,372        21,083             37,281           42,016
--------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                            306,044       331,691            630,383          741,191
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            134,547        98,092            255,131          319,324
Income taxes                                                           37,160        25,081             67,168          150,302
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $ 97,387      $ 73,011          $ 187,963        $ 169,022
--------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
   Net Income
      Basic                                                             $0.43         $0.30              $0.82            $0.68
      Diluted                                                           $0.42         $0.29              $0.81            $0.68

   Cash Dividends Declared                                              $0.16         $0.16              $0.32            $0.32

  AVERAGE COMMON SHARES
          Basic                                                       228,633       246,106            229,987          248,415
          Diluted                                                     230,572       247,867            231,684          249,946

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
-----------------------------------------------------------------------------------------------------------

NOTE 11 - DIVESTITURES

        On July 25, 2003, Huntington sold four banking offices located in the eastern panhandle of West Virginia. This sale included approximately $50 million of loans and $130 million of deposits. Huntington expects to report a pre-tax gain from this sale of approximately $13 million in the third quarter of 2003.

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

        Fee income categories that increased over this period included service charges on deposit accounts, up $5.3 million, or 15%, due to higher NSF and overdraft fees on retail accounts. Mortgage banking income increased $0.9 million, or 9%, reflecting higher origination-related fees due to the increased volume of mortgage originations, partially offset by an acceleration in the amortization of mortgage servicing rights (MSRs) and a $6.4 million MSR impairment charge in the current quarter versus $0.9 million in the year-ago quarter. The MSR impairment charge and acceleration in the amortization of MSRs reflected high mortgage prepayment levels as the low interest rate environment continued to produce high refinancing activity. At June 30, 2003, MSRs as a percent of serviced mortgages were 0.72%, down from 1.00% at June 30, 2002. The increase in the gains on sales and securitizations of loans includes $11.6 million gain on the sale of automobile loans in the current quarter. The $9.5 million increase in other income reflected a $4.4 million increase in trading-related revenue, $4.1 million of higher fees from automobile lease terminations, and a $3.2 million increase in the market value of certain equity investments partially offset by other miscellaneous income categories. Other service charge income increased $0.8 million, or 8%, reflecting higher transaction-based product fees.

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
--------------------------------------------------------------------------------------------

2003 Second Quarter versus 2003 First Quarter
        Non-interest income of $274.2 million in the second quarter was up $6.2 million, or 2%, from $268.0 million in the first quarter, despite a $9.5 million decline in operating lease income. Excluding operating lease income of $124.2 million from the current quarter and $133.8 million in the 2003 first quarter, non-interest income was up $15.7 million, or 12%.

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

OPERATING LEASE ASSETS
        Operating lease assets represent automobile leases originated before May 2002. This operating lease portfolio will run-off over time since all automobile lease originations after April 2002 have been recorded as direct finance leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expenses associated with the operating lease portfolio will also decline over time. Average operating lease assets in the second quarter 2003 were $1.8 billion, down 36% from the year-ago quarter and 13% from the first quarter 2003.

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
-----------------------------------------------------------------------------------------------------

        Commercial charge-offs totaled $26.5 million, or an annualized 1.89% of average commercial loans, for the second quarter 2003, up from $21.5 million, or 1.54%, in the year-ago quarter, and $14.9 million, or 1.06%, from the first quarter 2003. The primary driver of this increase was the charge-off of one of the second quarter's new non-performing assets, and which accounted for 45% of total commercial charge-offs in the recent quarter. Total consumer net charge-offs were $13.9 million, or an annualized 0.57% of average consumer loans, during the second quarter 2003. This compares with $13.4 million, or 0.72%, in the second quarter of last year and $17.3 million, or 0.73%, in the first quarter 2003. The recent decline from the first quarter was driven by a $3.1 million, or 29%, drop in automobile loan net charge-offs, from 1.38% to 1.06%. Automobile direct financing lease net charge-offs totaled $1.4 million, or 0.43%, in the second quarter 2003 versus $0.5 million, or 1.20%, and $0.9 million, or 0.36%, for the second quarter 2002 and first quarter 2003, respectively. As this lease portfolio is new and rapidly growing, management anticipates that it may take a year or two to reach a mature, stable net charge-off run rate, and therefore, the net charge-off ratio is likely to increase over this period.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
        The ALLL was $340.9 million at June 30, 2003, down from $351.7 million at the end of the second quarter of 2002, but up slightly from the $337.0 million at March 31, 2003. The ALLL represented 1.79% of total loans and leases at June 30, 2003, 2.10% at the end of the second quarter last year and 1.78% at March 31, 2003. It is expected that the adoption of FIN 46 will decrease this ratio by approximately 3 basis points as the 1.01% reserve associated with the $1.0 billion of consolidated loans is less than the 1.79% ratio as of June 30, 2003. The period-end ALLL was 255% of NPAs at June 30, 2003, compared with
158% a year ago and 240% at March 31, 2003.

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

        Shareholders' equity increased $47 million for the recent quarter and $12 million during the first six months of 2003 and $58 million from June 30, 2002. The increase was less for the six-month period in 2003 primarily due to the repurchase of 4.3 million common shares at a value of $81.1 million in the 2003 first quarter. In February 2002, the Board of Directors authorized a common share repurchase program for up to 22 million common shares and canceled the previously existing authorization. Under this authorization, a total of 19.4 million common shares were repurchased: 19.2 million in 2002, including 8.8 million common shares purchased in the first six months of 2002, and 0.2 million in the 2003 first quarter. In mid-January 2003, the Board of Directors authorized a new common share repurchase program, canceling the 2.6 million common shares remaining under the February 2002 authorization, and approved a new common share repurchase authorization for up to 8.0 million common shares. Under this authorization, 4.1 million common shares were repurchased in the 2003 first quarter, leaving 3.9 million common shares remaining for repurchase at June 30, 2003.

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

        The provision for loan losses for the second quarter 2003 increased $3.7 million, or 10%, over the same quarter last year. This increase was largely attributed to loan growth. Net charge-offs were $31.5 million, or an annualized 0.97% of average total loans and leases, for the three months ended June 30, 2003, compared to $32.5 million, or 1.07%, for the prior year quarter. Commercial and commercial real estate net charge-offs declined $1.1 million along with declines in net charge-offs for residential mortgage loans and other consumer loans of $0.3 million and $0.4 million, respectively, for the comparable periods, while net charge-offs for home equity loans increased $0.8 million.

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

        Dealer Sales financial results are significantly impacted by changes made in regard to accounting for automobile leases. As previously noted, leases originated before May 2002 are accounted for as operating leases, and leases originated afterwards accounted for as direct financing leases. Therefore, for automobile leases originated before May 2002, the related financial results are reported as non-interest income and non-interest expense with the cost of funding these leases included in interest expense. Such non-interest income, non-interest expense, and interest expense will continue to trend lower in subsequent periods as this portfolio continues to run off. For leases originated after April 2002, revenue is reported in interest income and a provision for loan and lease losses is recorded in order to maintain an appropriate level of reserve for loan and lease losses. As a result, net interest income and the provision for loan and lease losses for the Dealer Sales line of business should trend higher in future periods.

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

        The provision for loan and lease losses of $9.2 million for the second quarter 2003 decreased $1.5 million from $10.7 million for the same period last year. Net charge-offs totaled $9.1 million for the recent three months, or an annualized 0.73% of average loans and direct financing leases, compared to $8.7 million, or 1.03%, during the year-ago quarter. This improvement continued to reflect stronger underwriting practices for automobile loan and lease originations.

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

----------------------------------------------------------------------------------------------------
TABLE 17 - PRIVATE FINANCIAL GROUP

----------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
----------------------------------------------------------------------------------------------------
(in thousands of dollars)                           2003         2002          2003         2002
----------------------------------------------------------------------------------------------------
Net interest income                                $  9,794     $  8,917      $ 19,312     $ 16,695
Provision for loan losses                              (458)         447         1,454        2,036
Non-interest income                                  27,847       28,634        55,057       55,376
Non-interest expense                                 25,886       25,116        52,502       50,672
----------------------------------------------------------------------------------------------------
     Income before taxes                             12,213       11,988        20,413       19,363
Income taxes                                          4,275        4,185         7,145        6,766
----------------------------------------------------------------------------------------------------
Operating income                                   $  7,938     $  7,803      $ 13,268     $ 12,597
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

        Non-interest income decreased $0.8 million, or 3%. However, excluding fee income shared with Regional Banking of $3.5 million in the 2003 second quarter, and $2.5 million in the year-ago quarter, non-interest income increased $0.2 million, or 1%, from the year-ago quarter. This increase reflected higher insurance income and other income partially offset by a decrease in trust and brokerage revenue. Insurance revenue increased $0.7 million, or 28%, mainly from an increase in title insurance revenue that was reflective of increased mortgage loan refinancing. Trust income decreased $0.7 million, or 4%, mainly due to a market-related decline in average asset values in two product areas that are mostly market-rate sensitive: personal trust and Huntington Funds. Brokerage revenue decreased $0.4 million, or 4%, primarily from a decline in mutual fund revenue that was also reflective of the more bearish market environment. Although the sales volume from mutual fund trades actually increased from the year-ago quarter, revenue decreased because much of the increased volume resulted from several large multi-million dollar trades that generated 12b-1 fees and no upfront revenue. Revenue from annuities also declined due to decreased sales, but that was offset by revenue from the sale of the new wealth transfer insurance product. Additional fee sharing income of $1.0 million was shared out to Regional Banking primarily due to a change in methodology that equates to approximately 0.75% of total mutual fund and annuity sales generated through the banking offices.

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

- Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves resulting in an incorrect reserve balance. As part of the restatement, the reserve was increased to cover expected claim losses on the products purchased by customers, and, accordingly, other liabilities and other non-interest expenses were increased.

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

The following table summarizes the impact of the restatement on prior periods:

=====================================================================================================================
                                           IMPACT ON NET INCOME
---------------------------------------------------------------------------------------------------------------------
                       Three Months                          Twelve Months Ended
                          Ended                                   December 31,
                        March 31,     -------------------------------------------------------------------------------
                        ---------                                                                 1997 &
(in thousands)            2003          2002       2001        2000       1999         1998        Prior      Total
---------------------------------------------------------------------------------------------------------------------
Automobile loan
  referral fees           $   845      $  1,300   $    ---    $ 1,760    $ (2,380)   $ (4,493)   $ (8,989)  $(11,957)

Commissions on
  deposit account
  originations                900         1,726     (1,582)    (1,571)     (2,709)     (5,720)        ---     (8,956)

Mortgage loan
  origination fees           (716)       (2,490)      (458)       905      (2,041)        ---         ---     (4,800)

Pension settlements           ---        (2,193)       ---        ---         ---         ---         ---     (2,193)

Debt cancellation
  insurance reserves          715        (1,039)    (1,308)      (312)       (250)       (263)        ---     (2,457)

Tax consulting expenses       ---           ---        ---        ---         ---         ---         ---        ---
---------------------------------------------------------------------------------------------------------------------

Total                     $ 1,744      $ (2,696)  $ (3,348)   $   782    $ (7,380)   $(10,476)   $ (8,989)  $(30,363)
=====================================================================================================================

B. Additional Disclosures Having No Financial Impact on Previously Reported Results.

2002 Fourth Quarter Items:

Non-interest expense in the 2002 fourth quarter included the following:

- Reserves of $7.2 million established in 1998 and 2001 were released in 2002 based on management's assessment of future claims on these reserves. The release of 1998 reserves consisted of a $5.0 million legal settlement received by Huntington in December 2002 and credited back to the 1998 reserves when it was received. Additionally, $2.2 million of reserves established in 2001 were released. At December 31, 2002, Huntington had $4.1 million remaining in reserves established in 1998 for the exit of under performing business units and $14.4 million remaining in restructuring reserves established in 2001. Also, at December 31, 2002, Huntington had a contingency reserve of $1.8 million related to its August 2002 restructuring of its interest in Huntington Merchant Services, L.L.C.

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


2003 First Quarter Item:

- Huntington has purchased insurance to cover the difference between the recorded residual value of automobiles leased to customers and the fair value at the end of the lease term, as evidenced by Black Book valuation. This insurance does not cover residual losses below Black Book valuation, which may arise when the automobile has excess wear and tear and/or excess mileage, not reimbursed by the lessee. Huntington maintains a reserve to cover such losses on direct financing leases based on quarterly evaluations of several factors, including vehicle type, lease terms, used automobile market conditions, new product offerings, expected leased vehicle return rates, and historical experience. In the first quarter of 2003, Huntington changed its methodology for calculating the appropriate reserve level. The revised methodology estimates the uninsured future losses inherent in the portfolio and discounts these losses to a present value at a current market interest rate. The prior methodology resulted in a reserve to cover the uninsured future losses inherent in the lease over the contractual life of the lease without discounting. The adequacy of the reserve was assessed quarterly on an undiscounted basis, and adjusted accordingly. Reserves for uninsured residual value losses on direct financing automobile leases were $2.0 million, $1.7 million, and $1.4 million at June 30, 2003, March 31, 2003, and December 31, 2002, respectively.

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



                       Huntington Bancshares Incorporated
                                  (Registrant)




Date:   August 18, 2003          /s/ Thomas E. Hoaglin
                                 -------------------------------------------
                                     Thomas E. Hoaglin
                                     Chairman, Chief Executive Officer and
                                     President




Date:   August 18, 2003          /s/ Michael J. McMennamin
                                 -------------------------------------------
                                     Michael J. McMennamin
                                     Vice Chairman, Chief Financial Officer and
                                     Treasurer (Principal Financial Officer)