Form 10-K/A
period 2002-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2003-11-14
CIK 49196

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 2 TO FORM 10-K)

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

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX

Introductory Note                                                                                          3

Part I.

     Item 1.      Business                                                                                 4

     Item 2.      Properties                                                                              15

     Item 3.      Legal Proceedings                                                                       15

     Item 4.      Submission of Matters to a Vote of Security Holders                                     16

Part II.

     Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters                   16

     Item 6.      Selected Financial Data                                                                 17

     Item 7.      Management's Discussion and Analysis of Financial Condition
                  and  Results of Operations                                                              18

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                              62

     Item 8.      Financial Statements and Supplementary Data                                             62

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                   113

Part III.

     Item 10.     Directors and Executive Officers of the Registrant                                     113

     Item 11.     Executive Compensation                                                                 113

     Item 12.     Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                        113

     Item 13.     Certain Relationships and Related Transactions                                         113

     Item 14.     Controls and Procedures                                                                113

Part IV.

     Item 15.     Principal Accountant Fees and Services                                             113-114

     Item 16.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       114

Signatures                                                                                               115



                       HUNTINGTON BANCSHARES INCORPORATED

INTRODUCTORY NOTE

         Huntington Bancshares Incorporated (Huntington) originally filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, with the Securities and Exchange Commission (SEC) on March 20, 2003. Huntington filed Amendment No. 1 to its Annual Report on Form 10-K/A (Amendment No. 1) on May 20, 2003, for the purpose of restating its financial results to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting. Additional information with respect to the restatement reflected in Amendment No. 1 is provided in Note 3, "Restatement of Financial Condition and Results of Operations for Operating Leases," to Huntington's consolidated financial statements (Consolidated Financial Statements) included in Item 8 of this report.

         This Amendment No. 2 to Huntington's Annual Report on Form 10-K/A (Amendment No. 2) is being filed to correct and restate Huntington's consolidated financial condition at December 31, 2002 and 2001 and its results of operations for each the three years ended December 31, 2002, and each of the interim periods in 2002 and 2001 to:

o apply, on a retroactive basis, deferral accounting for loan and lease origination fees and costs;

o correct for certain timing errors related to origination fees paid to automobile dealers, deferral of commissions paid to originate deposits, certain mortgage origination fee income, the recognition of expense for pension settlements, liabilities related to the sale of an automobile debt cancellation product, income related to a 1998 sale leaseback transaction, the recognition of a gain on an interest rate swap initiated in 1992 and sold in 2000 and the recognition of income on Bank Owned Life Insurance in 2001 and 2002; and

o reclassify tax consulting expenses from income tax expense to professional services.

All of the above are described in more detail in Note 4, "Restatement of Financial Condition and Results of Operations for Deferral Accounting and Other Revenue and Expenses," to Huntington's Consolidated Financial Statements included in Item 8 of this report. In addition, this Amendment No. 2 is being filed to amend:

    o   Item 1, Business, to take into account the effects of the restatement;

    o Item 6, Selected Financial Data, to take into account the effects of the restatement;

    o Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement and to provide additional disclosures relating to certain items of non-interest expense;

    o Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to take into account the effects of the restatement;

    o Item 14, Controls and Procedures, to comply with changes in the SEC regulations which became effective in August 2003; and

    o Item 16, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, to update certain exhibits to take into account the effects of the restatement and to comply with changes in the SEC regulations which became effective in August 2003.

         This Amendment No. 2 corrects and restates the original Annual Report on Form 10-K, as amended by Amendment No. 1, but continues to speak as of the date of the original filing of the Form 10-K on March 20, 2003. Huntington has not updated the disclosure in this Amendment No. 2 to speak as of a later date. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the SEC.

                                     Part I

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

         A discussion of Huntington's lines of business can be found in its Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 44 of this report. The financial statement results can be found in Note 28 of the Notes to Consolidated Financial Statements beginning on page 106 of this report.

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

         Huntington's subsidiary bank may not, without prior regulatory approval, pay a dividend in an amount greater than such bank's undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared by the bank in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, Huntington's subsidiary bank could, without regulatory approval, declare dividends to Huntington in 2003 of approximately $29.8 million plus an additional amount equal to its net profits during 2003.

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

FDIC INSURANCE

         Huntington's bank subsidiary was classified by the FDIC as a well-capitalized institution in the highest supervisory subcategory and was therefore not obliged under FDIC assessment practices to pay deposit insurance premiums in 2003, either on its deposits insured by the BIF or on that portion of its deposits acquired from savings and loan associations and insured by the Savings and Loan Association Insurance Fund (SAIF). As a result of restatements in 2003 of its financial statements for 2002 and 2001, Huntington's bank subsidiary would have been classified by the FDIC as an adequately capitalized institution in the second highest supervisory subcategory. Neither well-capitalized nor adequately capitalized institutions are obliged currently to pay deposit insurance premiums. Although not currently subject to FDIC assessments for insurance premiums, the bank subsidiary is required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

         As of December 31, 2002, the Tier 1 risk-based capital ratio, total risk-based capital ratio, and Tier 1 leverage ratio for Huntington were 8.34%, 11.25%, and 8.51%, respectively. As of December 31, 2002, Huntington's bank subsidiary also had capital in excess of the minimum requirements.

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

         Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As a result of restatements in 2003 of its financial statements for 2002 and 2001, Huntington's bank subsidiary would have been classified by the FDIC as adequately capitalized but not well-capitalized. Huntington expects that its bank subsidiary will restore itself to well-capitalized status by the end of the second quarter 2003, and, therefore, Huntington expects that the FDIC's brokered deposit rule will not adversely affect the ability of its depository institution subsidiary to accept brokered deposits. Under the regulatory definition of brokered deposits, Huntington's bank subsidiary had $1.1 billion of brokered deposits at December 31, 2002.

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

         The federal budget for 2004, published in early 2003, proposed changes in the federal deposit insurance program. If enacted, the changes would (a) remove the current prohibition on the charging of FDIC deposit insurance premiums to well-capitalized institutions when the insurance fund's reserve ratio is 1.25% or greater of insurable deposits, so that such institutions, if they rapidly expand deposits, could be made to compensate the insurance fund appropriately; (b) give the FDIC greater flexibility in restoring the insurance fund's reserve ratio if it falls below 1.25%, instead of the current requirement for restoration within one year or a minimum 23 basis points premium for all institutions if the ratio is below 1.25% for more than one year; and (c) merge the currently separate BIF and the SAIF, with the objective of creating a stronger and more diversified fund. It is not possible at present to predict if any or all of these proposals will be enacted, or if enacted, what their effect will be on Huntington.

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

         At December 31, 2002, approximately 66% of Huntington's earning assets, as measured by the aggregate outstanding principal amount of loans and leases, amortized cost of securities available for sale, and the carrying value of other earning assets, bore interest at adjustable rates or are expected to mature or reprice within one year. The remainder bore interest at fixed rates. Fixed-rate loans and leases increase Huntington's exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans and leases decrease these risks associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Huntington's results of operations could be negatively impacted.

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

         The net interest margin has been adversely impacted in recent months by: (1) fixed-rate consumer loan repayments being reinvested at lower market rates; (2) high repayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations, and; (6) the flattening of the yield curve. Future net interest income could be adversely affected by these factors.

         Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington's ability to realize gains on the sale of assets. A portion of Huntington's earnings results from transactional income. Examples of this type of earnings result from gains on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington's results of operations and cash flows.

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

         At December 31, 2002, the Bank was in compliance with all regulatory capital requirements. As of that date, total risk-based capital ratio was 9.65%, Tier 1 risk-based capital ratio was 5.67%, and Tier 1 leverage capital ratio was 5.88%. Management intends to increase the Bank's capital ratios to exceed the well-capitalized levels under the OCC's regulations. Management cannot guarantee, however, that it will be able to achieve or maintain the capital ratios for the Bank in excess of well-capitalized levels.

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

         Huntington may acquire or make investments in other businesses, technologies, services, or products. The process of integrating any acquired business, technology, service, or product into its operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may consume considerable management time and attention, which could otherwise be available for ongoing development of the business. The expected benefits of any acquisition may not be realized. Moreover, Huntington may be unable to identify, negotiate, or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses.

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

         At December 31, 2002, Huntington's and the Bank's credit ratings are as follows:


                                                Senior          Subordinated         Short
                                            Unsecured Notes        Notes             Term
                                            ---------------     ------------         ----
Moody's Investors Service(1)
         Huntington                               A2                 A3                P1
         The Bank                                 A1                 A2                P1

Standard & Poor's Corporation(2)
         Huntington                               A-                 BBB+              A2
         The Bank                                 A                  A-                A1

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

GUIDE 3 INFORMATION

         Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this report.

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

ITEM 3: LEGAL PROCEEDINGS

         Information required by this item is set forth in Note 23 of Notes to Consolidated Financial Statements beginning on page 100 of this report.

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

         Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in Table 24 entitled "Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data" on page 51 of this report. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 "Business-Regulatory Matters-Dividend Restrictions" on page 5 and in Notes 18 and 26 of Notes to Consolidated Financial Statements beginning on pages 92 and 104, respectively, of this report.

ITEM 6: SELECTED FINANCIAL DATA

TABLE 1 - SELECTED FINANCIAL DATA



                                                                              YEAR ENDED DECEMBER 31,
(in thousands of dollars,                      -------------------------------------------------------------------------------
except per share amounts)                          2002            2001               2000           1999             1998
                                               ------------    ------------       ------------    ------------    ------------
SUMMARY OF OPERATIONS
     Total interest income                     $  1,293,195    $  1,654,789       $  1,833,388    $  1,795,214    $  1,811,050
     Total interest expense                         543,621         939,501          1,163,278         982,370         978,271
                                               ------------    ------------       ------------    ------------    ------------
     Net interest income                            749,574         715,288            670,110         812,844         832,779
                                               ------------    ------------       ------------    ------------    ------------
     Provision for loan and lease losses            194,426         257,326             61,464          70,335          81,926
     Securities gains                                 4,902             723             37,101          12,972          29,793
     Gain on sale of Florida operations             182,470              --                 --              --              --
     Merchant Services gain                          24,550              --                 --              --              --
     Gains on sale of credit card portfolios             --              --                 --         108,530           9,530
     Non-interest income                          1,129,782       1,199,219          1,086,101         933,356         780,764
     Non-interest expense                         1,325,174       1,482,470          1,283,131       1,147,988       1,080,504
     Restructuring charges                           48,973          79,957                 --          46,791          90,000
                                               ------------    ------------       ------------    ------------    ------------
     Income before income taxes                     522,705          95,477            448,717         602,588         400,436
     Income taxes                                   198,974         (39,319)(1)        126,299         188,433         124,464
                                               ------------    ------------       ------------    ------------    ------------
     Net income                                $    323,731    $    134,796       $    322,418    $    414,155    $    275,972
                                               ============    ============       ============    ============    ============

PER COMMON SHARE (2)
     Net income
         Basic                                 $       1.34    $       0.54       $       1.30    $       1.63    $       1.08
         Diluted                                       1.33            0.54               1.29            1.62            1.07
     Cash dividends declared                           0.64            0.72               0.76            0.68            0.62
     Book value at year-end                            9.41            9.34               9.32            8.58            8.38

BALANCE SHEET HIGHLIGHTS
     Total assets at year-end                  $ 27,432,381    $ 28,416,945       $ 28,436,295    $ 28,949,974    $ 28,242,291
     Total long-term debt at year-end (3)           788,678         927,330            845,976         697,677         697,359
     Average long-term debt (3)                     898,128         860,637            810,543         697,523         567,938
     Average shareholders' equity                 2,215,776       2,328,491          2,251,530       2,126,713       2,071,787
     Average total assets                        25,923,138      28,076,725         28,659,977      28,674,821      26,878,997

KEY RATIOS AND STATISTICS

MARGIN ANALYSIS--AS A %
   OF AVERAGE EARNING ASSETS (4)
     Interest Income                                   6.23%           7.58%              8.13%           7.75%           8.21%
     Interest Expense                                  2.61            4.29               5.13            4.22            4.44
                                               ------------    ------------       ------------    ------------    ------------
     NET INTEREST MARGIN                               3.62%           3.29%              3.00%           3.53%           3.77%
                                               ============    ============       ============    ============    ============

Return on average assets                               1.25%           0.48%              1.12%           1.44%           1.03%
Return on average shareholders' equity                 14.6             5.8               14.3            19.5            13.3
Efficiency ratio                                       70.2            75.0               70.5            63.3            64.9
Dividend payout ratio (5)                              48.2           134.5               58.8            42.0            58.0
Average shareholders' equity to
     average assets                                    8.55            8.29               7.86            7.42            7.71
Tangible equity to assets (period-end)                 7.25            5.88               5.72            5.29            5.21

Tier I risk-based capital ratio                        8.34            7.02               7.13            7.46            7.05
Total risk-based capital ratio                        11.25           10.07              10.29           10.57           10.62
Tier I leverage ratio                                  8.51%           7.16%              6.85%           6.64%           6.31%

OTHER DATA

Full-time equivalent employees                        8,177           9,743              9,693           9,516          10,159
Domestic banking offices                                343             481                508             515             529


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

RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

AMENDMENT NO. 1

         Huntington restated its financial condition and results of operations in its Amendment No. 1 to its Form 10-K filed on May 20, 2003, to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting.

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

         For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.2 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of December 31, 2002, $0.9 billion of such leases were included in loans and leases in the Consolidated Balance Sheets. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

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

AMENDMENT NO. 2

         Huntington has voluntarily corrected and restated its earnings in this Amendment No. 2 to its Annual Report on Form 10-K/A (Amendment No. 2) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, Amendment No. 2 includes the following corrections:

o Huntington previously did not defer loan and lease origination fees and certain expenses, but rather recognized the net amount in the period of origination. This restatement applies, on a retroactive basis, deferral accounting for loan and lease origination fees and costs. The impact of the restatement decreased total loans and direct financing leases, operating lease assets, accrued expenses and other liabilities, retained earnings, net interest income, operating lease income, mortgage banking income, other non-interest income, personnel costs, and other non-interest expense.

o Huntington previously amortized the loan referral fees paid to automobile dealers (dealer premium) on a straight-line basis. As a result of this restatement, Huntington is now amortizing these fees to interest income using methods that closely approximate the results under the interest method. The impact of the restatement reduced the amount of dealer premium included in automobile loans and leases, reduced interest income on indirect loans and leases, and increased gains on sales and securitizations of loans.

o Huntington previously deferred sales commissions paid to employees for the origination of deposits and amortized these payments to interest expense over the expected life of the deposit. In this restatement, Huntington is recognizing the expense on these sales commissions when the deposits were originated and commissions were earned. The impact of the restatement decreased the interest expense on deposits, increased service charges on deposit accounts, and increased personnel costs.

o Huntington offers its customers the ability to forego the payment of origination fees at inception of a mortgage loan in exchange for a higher interest rate over the life of the loan. Huntington had previously recorded origination fees on such loans held for investment at inception. A loan premium was recognized and amortized as a reduction of interest income on mortgage loans held for investment. The impact of restatement reversed the loan premiums that were recognized as mortgage banking income and increased the interest income recognized on mortgage loans held for investment.

o Prior to 2002, Huntington recognized, in the year incurred, the expenses or gains for pension settlements, which are actuarially determined expenses or gains related to lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 pension settlements was deferred to be recognized over a subsequent eight year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002, which increased other liabilities and increased personnel costs in the fourth quarter of 2002.

o Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves. The impact of the restatement increased the amount of the reserve to cover claim losses on the products purchased by customers, increased other liabilities, and increased other non-interest expenses.

o Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income.

o        In 1998, Huntington entered into a sale-leaseback transaction.
         Huntington recognized gains in 1998 and in 1999 as a reduction in occupancy expense above the amounts that should have been recognized under a normal amortization schedule. The impact of the restatement increased accrued expenses and other liabilities and decreased retained earnings and occupancy expense.

o In 1998, Huntington marked to market the ineffective portion of an interest rate swap associated with a fixed rate subordinated debt offering initiated in 1992. The swap was subsequently sold in 2000. The restatement marks to market the ineffective portion of the interest rate swap (i.e., the excess notional amount of the swap) for all periods prior to 1998 and then annually through 2000. The restatement increased income prior to 1998, reduced income in 1998 and 1999, and increased income in 2000, but had no cumulative impact on retained earnings.

 o In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects the timing error by increasing income in 2001 and reducing income in 2002 by the same amount. There was no cumulative effect impact on retained earnings.

         The following chart reflects the Amendment No. 2 impact on net income and earnings per share as well as the cumulative effect on retained earnings:


                                                                        Impact on Net Income
                                    Cumulative  --------------------------------------------------------------------------
                                    Effect on                    Twelve Months Ended December 31,
                                     Retained   --------------------------------------------------------------------------
                                   Earnings at                                                                   1997 &
(in thousands)                    Dec. 31, '02    2002         2001         2000         1999         1998        Prior
                                  ------------  ---------    ---------    ---------    ---------    ---------    ---------
Deferral accounting for loan and
lease origination fees and costs   $ (54,423)   $  (5,467)   $  (9,389)   $ (12,148)   $ (14,659)   $  (2,788)   $  (9,972)

Automobile loan referral fees        (12,802)       1,300           --        1,760       (2,380)      (4,493)      (8,989)

Commissions on deposit
account originations                  (9,856)       1,726       (1,582)      (1,571)      (2,709)      (5,720)          --

Mortgage loan origination fees        (4,084)      (2,490)        (458)         905       (2,041)          --           --

Pension settlements                   (2,193)      (2,193)          --           --           --           --           --

Debt cancellation
insurance reserves                    (7,700)        (821)      (2,506)      (2,314)        (963)        (766)        (330)

Tax consulting expenses                   --           --           --           --           --           --           --

Deferred gain on Sale/leaseback       (9,644)       1,494          479          446       (6,350)      (5,713)          --

Interest rate swap                        --           --           --        2,644       (2,644)      (2,224)       2,224

Bank Owned Life Insurance                 --       (2,882)       2,882           --           --           --           --
                                   ---------    ---------    ---------    ---------    ---------    ---------    ---------

Total                              $(100,702)   $  (9,333)   $ (10,574)   $ (10,278)   $ (31,746)   $ (21,704)   $ (17,067)
                                   =========    =========    =========    =========    =========    =========    =========

Impact on earnings per share:
   Basic                                        $   (0.03)   $   (0.04)   $   (0.04)   $   (0.13)   $   (0.08)
   Diluted                                      $   (0.03)   $   (0.04)   $   (0.04)   $   (0.12)   $   (0.08)

         Further information regarding the impact of these restatements to Huntington's results of operations and financial condition can be found in Notes 3 and 4 to the consolidated financial statements. Amendment No. 2 also provides additional disclosures about the release of restructuring reserves established in 1998 and 2001 and about certain items of non-interest expense in the fourth quarter of 2002.

CRITICAL ACCOUNTING POLICIES

         Note 1 to the consolidated financial statements included in this report lists significant accounting policies used in the development and presentation of Huntington's financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the following as the most significant accounting estimates and their related application:

o Estimated credit losses inherent in the loan portfolio for the establishment of the allowance for loan losses, including estimated future contractual cash flows of certain commercial and commercial real estate loans for evaluation of impairment of loans,

o Estimated fair values of loan servicing rights and retained interests in securitizations, including estimates of amounts and timing of future cash flows of loans, cash flows for costs of servicing these loans, amounts and timing of credit losses and prepayments of principal, and appropriate discount rate, for the initial recognition of these assets, amount of amortization that is recognized, and the assessment of these assets periodically for impairment,

o Estimated discount rate, the expected return on retirement plan assets, the rate of compensation expense increase, and the health care cost trend rates used in determining Huntington's projected benefit obligations, the fair value of retirement and other plan assets, and the related benefit cost,

o Estimated fair values of Huntington's businesses that were used by management periodically to assess goodwill and other intangibles for impairment, and

o Estimated fair value for all derivative financial instruments used to hedge fair values or cash flows.

SPECIAL PURPOSE ENTITIES (SPEs)

         Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.2 billion and $1.3 billion at December 31, 2002 and 2001, respectively. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. Under current GAAP, these trusts are not required to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts are not included on Huntington's balance sheets at December 31, 2002 and 2001. See Note 11 to the consolidated financial statements for more information regarding securitized loans.

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

         Huntington is reviewing the implications of Interpretation No. 46 and is considering the adoption methods permitted. Management believes the only material impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at December 31, 2002, included $1,017 million of indirect automobile loans, $100 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. In addition to other adjustments and considerations, adoption will also eliminate the retained interest in that securitization trust and its servicing asset related to the loans in the trust, with carrying values at the end of 2002 of $152 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard effective with the beginning of the third quarter of 2003.

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

         Derivatives are discussed under the "Interest Rate Risk Management" section of this report and in Note 20 to the consolidated financial statements. Information regarding commitments can be found in Note 23 to the consolidated financial statements.

RELATED PARTY TRANSACTIONS

         Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All such transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. At December 31, 2002 and 2001, the total amount of their indebtedness to Huntington was $95.6 million and $133.8 million, respectively. A summary of the aggregate activity of this indebtedness can be found in Note 10 to the consolidated financial statements. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

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

SIGNIFICANT CREDIT ACTIONS

         In the fourth quarter of 2002, Huntington initiated two credit actions associated with commercial and commercial real estate loans. The first was the sale of $47.2 million in non-performing assets with $21.4 million of related charge-offs. The second action was the full charge-off of a $29.9 million credit exposure to a single health care finance company. This credit was identified as a non-performing loan and subsequently charged-off, all within the fourth quarter of 2002. These credit actions had no earnings impact, as existing loss reserve levels were sufficient to absorb the combined $51.3 million in charge-offs. As a result, the allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2002, declined to 1.81% from 2.08% at September 30, 2002, and the non-performing asset (NPA) coverage ratio (loan and lease loss reserve as a percent of NPAs) improved to 246% from 173% at the end of the third quarter.

SUMMARY DISCUSSION OF RESULTS

         Huntington reported net income of $323.7 million, or $1.33 per common share (diluted), in 2002, compared with $134.8 million, or $0.54 per common share, in 2001, and $322.4 million, or $1.29 per common share, in 2000. Return on average common equity (ROE) and average assets (ROA) for 2002 were 14.6% and 1.25%, respectively, compared with 5.8% and 0.48%, respectively, in 2001, and 14.3% and 1.12%, respectively, in 2000. See Table 1 entitled Selected Financial Data and Table 2 for Huntington's annual income statements for the recent five years.

2002 VERSUS 2001 PERFORMANCE

         The $188.9 million increase in earnings ($427.2 million pre-tax) related to a combination of items that benefited 2002 performance versus 2001. These items primarily related to the strategic restructuring announced in 2001 and included pre-tax gains in 2002 of $182.5 million and $24.6 million associated with the sale of the Florida banking operations and restructuring of Merchant Services, respectively, $115.2 million pre-tax in additional provision for loan losses in 2001, a $31.0 million pre-tax reduction in restructuring charges, and a $16.4 million pre-tax reduction in the net loss on results of operations from the sold Florida banking and insurance operations. Results for 2001 reflected a $32.5 million tax benefit related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public. Excluding the impact of these items, as well as the net earnings impact from the sold Florida banking and insurance operations from both 2002 and 2001, net income in 2002 would have been $279.7 million, up $32.7 million, or 13%, from the prior year (See Table 25).

         Net interest income on a fully taxable equivalent basis increased $33.1 million, or 5%, reflecting a $1.1 billion, or 5%, decline in average earning assets more than offset by a 33 basis point, or an effective 10%, increase in the net interest margin to 3.62% from 3.29%. The decline in average earning assets reflected a $0.7 billion, or 4%, decline in average loans and leases primarily due to the sale of the Florida banking operations, as well as the planned run-off of lower-margin investment securities and other earning assets. Excluding the impact of the sold Florida banking operations from 2002 and 2001, net interest income on a fully taxable equivalent basis increased $105.7 million, or 17%, reflecting a $1.2 billion, or 6%, increase in average earning assets and a 33 basis point, or an effective 10%, increase in the net interest margin to 3.63% from 3.30%.

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

         Non-interest income was up $141.8 million, or 12%, reflecting a $182.5 million gain from the sale of the Florida banking operations and $24.6 million gain from the restructuring of Merchant Services. Excluding the impact of these gains and the reduction of non-interest income due to the sold Florida banking and insurance operations, non-interest income declined $6.9 million, or 1%. This decrease was driven by a $34.7 million, or 5%, decrease in operating lease income and a $19.1 million, or 37%, decline in mortgage banking income, which was partially offset by a $15.8 million, or 12%, increase in service charges on deposit accounts and smaller increases spread among the remaining fee income categories.

         Non-interest expense was down $188.3 million, or 12%. Excluding the impact from the $142.7 million decline in non-interest expense attributed to the sold Florida banking and insurance operations, as well as the $31.0 million reduction in restructuring charges, non-interest expense was down $14.7 million, or 1%. This decrease largely reflected a $39.7 million, or 7%, decrease in operating lease expense and a $10.2 million decline in amortization of intangible assets expense as a result of the implementation of the new goodwill accounting rule, FASB Statement No. 142, at the beginning of the year. These decreases were partially offset by a $26.0 million, or 7%, increase in personnel costs, due to expansion of management and employee talent at all levels, increased incentive-based pay, and higher pension and benefits costs.

         Huntington's efficiency ratio was 70.2% for 2002, an improvement from its efficiency ratio for 2001 of 75.0%. Due to the accounting impact of its operating leases, Huntington has an efficiency ratio that is higher than its peers. As its operating lease assets run-off, Huntington's efficiency ratio should decline.

TABLE 2 - SELECTED ANNUAL INCOME STATEMENTS



                                                                           YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
(in thousands of dollars, except per share amounts)       2002           2001              2000         1999           1998
                                                       -----------   -----------       -----------   -----------   -----------

Total interest income                                  $ 1,293,195   $ 1,654,789       $ 1,833,388   $ 1,795,214   $ 1,822,925
Total interest expense                                     543,621       939,501         1,163,278       982,370       990,146
                                                       -----------   -----------       -----------   -----------   -----------
NET INTEREST INCOME                                        749,574       715,288           670,110       812,844       832,779
Provision for loan and lease losses                        194,426       257,326            61,464        70,335        81,926
                                                       -----------   -----------       -----------   -----------   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                      555,148       457,962           608,646       742,509       750,853
                                                       -----------   -----------       -----------   -----------   -----------
Operating lease income                                     657,074       691,733           623,835       489,971       376,274
Service charges on deposit accounts                        153,564       165,012           161,426       156,783       126,403
Brokerage and insurance                                     66,843        79,034            61,871        52,076        36,710
Trust services                                              62,051        60,298            53,613        52,030        50,754
Mortgage banking                                            32,033        54,518            32,772        52,960        57,875
Bank owned life insurance                                   43,123        41,123            39,544        37,560        28,712
Other service charges and fees                              42,888        48,217            43,883        37,301        29,202
Gain on sale of Florida operations                         182,470            --                --            --            --
Merchant Services gain                                      24,550            --                --            --            --
Gains on sale of credit card portfolio                          --            --                --       108,530         9,530
Securities gains                                             4,902           723            37,101        12,972        29,793
Other                                                       72,206        59,284            69,157        54,675        74,834
                                                       -----------   -----------       -----------   -----------   -----------
TOTAL NON-INTEREST INCOME                                1,341,704     1,199,942         1,123,202     1,054,858       820,087
                                                       -----------   -----------       -----------   -----------   -----------
Operating lease expense                                    518,970       558,626           494,800       346,027       273,287
Personnel costs                                            418,037       454,210           396,230       396,380       402,634
Equipment                                                   68,323        80,560            78,069        66,666        62,040
Outside data processing and other services                  67,368        69,692            62,011        62,886        74,795
Net occupancy                                               59,539        76,449            75,197        71,939        62,912
Marketing                                                   27,911        31,057            34,884        32,506        32,260
Professional services                                       33,085        32,862            22,721        21,169        25,160
Telecommunications                                          22,661        27,984            26,225        28,519        29,429
Printing and supplies                                       15,198        18,367            19,634        20,227        23,673
Franchise and other taxes                                    9,456         9,729            11,077        14,674        22,103
Amortization of intangible assets                            2,019        41,225            39,207        37,297        25,689
Restructuring charges                                       48,973        79,957                --        46,791        90,000
Other                                                       82,607        81,709            23,076        49,698        46,522
                                                       -----------   -----------       -----------   -----------   -----------
TOTAL NON-INTEREST EXPENSE                               1,374,147     1,562,427         1,283,131     1,194,779     1,170,504
                                                       -----------   -----------       -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                 522,705        95,477           448,717       602,588       400,436
Income taxes                                               198,974       (39,319)(1)       126,299       188,433       124,464
                                                       -----------   -----------       -----------   -----------   -----------
NET INCOME                                             $   323,731   $   134,796       $   322,418   $   414,155   $   275,972
                                                       ===========   ===========       ===========   ===========   ===========

PER COMMON SHARE
   Net Income
      Basic                                            $      1.34   $      0.54       $      1.30   $      1.63   $      1.08
      Diluted                                                 1.33          0.54              1.29          1.62          1.07
   Cash dividends declared                                    0.64          0.72              0.76          0.68          0.62

NET INTEREST INCOME - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                    $   749,574   $   715,288       $   670,110   $   812,844   $   832,779
Tax Equivalent Adjustment(2)                                 5,205         6,352             8,310         9,423        10,307
                                                       -----------   -----------       -----------   -----------   -----------
NET INTEREST INCOME - FTE                              $   754,779   $   721,640       $   678,420   $   822,267   $   843,086
                                                       ===========   ===========       ===========   ===========   ===========


(1) Reflects a $32.5 million reduction related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public.

(2) Calculated assuming a 35% tax rate.

TABLE 3 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS (in millions)


                                                                           AVERAGE BALANCE
                                                 -------------------------------------------------------------
Fully Tax Equivalent Basis(1)                      2002          2001        2000         1999          1998
                                                 ---------    ---------    ---------    ---------    ---------
ASSETS
Interest bearing deposits in banks               $      33    $       7    $       6    $       9    $      10
Trading account securities                               7           25           15           13           11
Federal funds sold and securities purchased
   under resale agreements                              72          107           87           22          229
Mortgages held for sale                                322          360          109          232          289
Securities:
      Taxable                                        2,859        3,144        4,316        4,885        4,896
      Tax exempt                                       135          174          273          297          247
                                                 ---------    ---------    ---------    ---------    ---------
           Total Securities                          2,994        3,318        4,589        5,182        5,143
                                                 ---------    ---------    ---------    ---------    ---------
Loans and Leases:
     Commercial                                      5,679        6,650        6,450        6,133        5,634
     Real Estate (3)
          Construction                               1,216        1,221        1,184          999          763
          Commercial                                 2,378        2,340        2,186        2,234        2,303
     Consumer
           Automobile loans and leases               3,196        2,839        3,123        3,535        3,231
           Home equity                               3,085        3,398        2,990        2,345        1,942
           Residential mortgage                      1,438        1,048        1,379        1,488        1,364
           Other loans                                 425          590          530        1,102        1,421
                                                 ---------    ---------    ---------    ---------    ---------
           Total Consumer                            8,144        7,875        8,022        8,470        7,958
                                                 ---------    ---------    ---------    ---------    ---------
Total Loans and Leases                              17,417       18,086       17,842       17,836       16,658
                                                 ---------    ---------    ---------    ---------    ---------
Allowance for loan losses                              374          307          274          280          264
                                                 ---------    ---------    ---------    ---------    ---------
Net Loans and Leases                                17,043       17,779       17,568       17,556       16,394
                                                 ---------    ---------    ---------    ---------    ---------
Total earning assets                                20,845       21,903       22,648       23,294       22,340
                                                 ---------    ---------    ---------    ---------    ---------
Operating lease inventory                            2,602        2,970        2,751        2,179        1,745
Cash and due from banks                                757          912        1,008        1,039          974
Intangible assets                                      293          736          709          682          487
All other assets                                     1,800        1,863        1,818        1,761        1,597
                                                 ---------    ---------    ---------    ---------    ---------
TOTAL ASSETS                                     $  25,923    $  28,077    $  28,660    $  28,675    $  26,879
                                                 =========    =========    =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits               $   2,902    $   3,304    $   3,421    $   3,497    $   3,287
     Interest bearing demand deposits                5,161        5,005        4,291        4,097        3,585
     Savings deposits                                2,853        3,478        3,563        3,740        3,277
     Other domestic time deposits                    4,349        5,883        5,872        5,823        6,291
                                                 ---------    ---------    ---------    ---------    ---------
          Total core deposits                       15,265       17,670       17,147       17,157       16,440
                                                 ---------    ---------    ---------    ---------    ---------
Domestic time deposits of $100,000 or more             851        1,280        1,502        1,449        1,688
Brokered time deposits and negotiable CDs              731          128          502          238          182
Foreign time deposits                                  337          283          539          363          103
                                                 ---------    ---------    ---------    ---------    ---------
     Total deposits                                 17,184       19,361       19,690       19,207       18,413
                                                 ---------    ---------    ---------    ---------    ---------
Short-term borrowings                                2,128        2,325        1,966        2,549        2,085
Medium-term notes                                    1,865        2,024        2,894        3,122        2,902
Federal Home Loan Bank advances                        279           19           13            5           53
Subordinated notes and other long-term debt,
   including preferred capital securities            1,198        1,161        1,111          998          823
                                                 ---------    ---------    ---------    ---------    ---------
     Total interest bearing liabilities             19,752       21,586       22,253       22,384       20,989
                                                 ---------    ---------    ---------    ---------    ---------
All other liabilities                                1,053          859          734          667          531
Shareholders' equity                                 2,216        2,328        2,252        2,127        2,072
                                                 ---------    ---------    ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  25,923    $  28,077    $  28,660    $  28,675    $  26,879
                                                 =========    =========    =========    =========    =========
NET INTEREST INCOME

Net interest rate spread
Impact of non-interest bearing funds on margin

NET INTEREST MARGIN


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

Note: Individual loan and lease components include fees and cash basis interest received on non-accrual loans.

                                                                   INTEREST INCOME / EXPENSE
                                                 ----------------------------------------------------------
Fully Tax Equivalent Basis(1)                       2002        2001        2000        1999        1998
                                                  ---------   ---------   ---------   ---------   ---------

ASSETS
Interest bearing deposits in banks                $     0.8   $     0.2   $     0.3   $     0.4   $     1.0
Trading account securities                              0.3         1.3         1.1         0.8         0.6
Federal funds sold and securities purchased
   under resale agreements                              1.1         4.5         5.5         1.2        12.9
Mortgages held for sale                                20.5        25.0         8.7        16.3        20.2
Securities:
      Taxable                                         173.0       206.9       269.5       297.0       308.8
      Tax exempt                                       10.1        13.0        20.8        23.5        21.8
                                                  ---------   ---------   ---------   ---------   ---------
           Total Securities                           183.1       219.9       290.3       320.5       330.6
                                                  ---------   ---------   ---------   ---------   ---------
Loans and Leases:
     Commercial                                       319.4       480.5       557.9       485.8       472.3
     Real Estate (3)
          Construction                                 57.1        86.4       106.0        84.4        69.2
          Commercial                                  147.4       177.3       184.1       182.0       199.4
     Consumer
           Automobile loans and leases                261.1       255.0       270.9       291.2       287.1
           Home equity                                183.9       279.7       254.8       197.0       177.0
           Residential mortgage                        91.4        81.7       107.1       111.8       109.8
           Other loans                                 32.3        49.6        54.9       113.3       153.1
                                                  ---------   ---------   ---------   ---------   ---------
           Total Consumer                             568.7       666.0       687.7       713.3       727.0
                                                  ---------   ---------   ---------   ---------   ---------
Total Loans and Leases                              1,092.6     1,410.2     1,535.7     1,465.5     1,467.9
                                                  ---------   ---------   ---------   ---------   ---------

Total earning assets                                1,298.4     1,661.1     1,841.6     1,804.7     1,833.2
                                                  ---------   ---------   ---------   ---------   ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                  89.5       134.0       143.5       106.3        96.4
     Savings deposits                                  50.0       106.2       145.3       125.2       114.0
     Other domestic time deposits                     195.2       329.7       334.2       298.2       349.2
                                                  ---------   ---------   ---------   ---------   ---------
          Total core deposits                         334.7       569.9       623.0       529.7       559.6
                                                  ---------   ---------   ---------   ---------   ---------
Domestic time deposits of $100,000 or more             28.8        66.8        90.4        76.6        96.4
Brokered time deposits and negotiable CDs              17.3         6.6        31.9        12.8        10.5
Foreign time deposits                                   4.9        10.8        34.0        18.6         5.9
                                                  ---------   ---------   ---------   ---------   ---------
     Total deposits                                   385.7       654.1       779.3       637.7       672.4
                                                  ---------   ---------   ---------   ---------   ---------
Short-term borrowings                                  42.7        95.8       113.1       114.3        97.7
Medium-term notes                                      61.7       121.7       189.3       170.1       164.6
Federal Home Loan Bank advances                         5.6         1.2         0.8         0.3         2.9
Subordinated notes and other long-term debt,
   including preferred capital securities              47.9        66.7        80.7        60.0        52.5
                                                  ---------   ---------   ---------   ---------   ---------
     Total interest bearing liabilities               543.6       939.5     1,163.2       982.4       990.1
                                                  ---------   ---------   ---------   ---------   ---------

NET INTEREST INCOME                               $   754.8   $   721.6   $   678.4   $   822.3   $   843.1
                                                  =========   =========   =========   =========   =========
Net interest rate spread
Impact of non-interest bearing funds on margin

NET INTEREST MARGIN




                                                                      AVERAGE RATE(2)(4)
                                                  -------------------------------------------------------------
Fully Tax Equivalent Basis (1)                      2002         2001         2000         1999         1998
                                                  ---------    ---------    ---------    ---------    ---------

ASSETS
Interest bearing deposits in banks                     2.38%        3.43%        5.03%        4.04%       10.16%
Trading account securities                             4.11         5.13         7.11         5.89         5.71
Federal funds sold and securities purchased
   under resale agreements                             1.56         4.19         6.33         5.58         5.64
Mortgages held for sale                                6.35         6.95         7.96         7.03         6.99
Securities:
      Taxable                                          6.06         6.58         6.24         6.08         6.31
      Tax exempt                                       7.42         7.49         7.61         7.90         8.83
                                                  ---------    ---------    ---------    ---------    ---------
           Total Securities                            6.12         6.63         6.33         6.18         6.43
                                                  ---------    ---------    ---------    ---------    ---------
Loans and Leases:
     Commercial                                        5.62         7.22         8.65         7.92         8.38
     Real Estate (3)
          Construction                                 4.70         7.08         8.96         8.45         9.07
          Commercial                                   6.20         7.58         8.42         8.15         8.65
     Consumer
           Automobile loans and leases                 8.17         8.98         8.67         8.24         8.89
           Home equity                                 5.96         8.23         8.52         8.40         9.11
           Residential mortgage                        6.36         7.79         7.77         7.51         8.05
           Other loans                                 7.59         8.41        10.35        10.30        10.78
                                                  ---------    ---------    ---------    ---------    ---------
           Total Consumer                              6.98         8.46         8.57         8.42         9.14
                                                  ---------    ---------    ---------    ---------    ---------
Total Loans and Leases                                 6.27         7.80         8.61         8.22         8.81
                                                  ---------    ---------    ---------    ---------    ---------

Total earning assets                                   6.23%        7.58%        8.13%        7.75%        8.21%
                                                  ---------    ---------    ---------    ---------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                  1.73%        2.68%        3.34%        2.59%        2.69%
     Savings deposits                                  1.75         3.05         4.08         3.35         3.48
     Other domestic time deposits                      4.49         5.60         5.69         5.12         5.55
                                                  ---------    ---------    ---------    ---------    ---------
          Total core deposits                          2.71         3.97         4.54         3.88         4.25
                                                  ---------    ---------    ---------    ---------    ---------
Domestic time deposits of $100,000 or more             3.39         5.22         6.01         5.28         5.71
Brokered time deposits and negotiable CDs              2.36         5.12         6.35         5.40         5.82
Foreign time deposits                                  1.47         3.82         6.31         5.14         5.66
                                                  ---------    ---------    ---------    ---------    ---------
     Total deposits                                    2.70         4.07         4.79         4.06         4.45
                                                  ---------    ---------    ---------    ---------    ---------
Short-term borrowings                                  2.01         4.12         5.75         4.48         4.68
Medium-term notes                                      3.31         6.01         6.54         5.45         5.67
Federal Home Loan Bank advances                        2.00         6.17         6.32         5.19         5.57
Subordinated notes and other long-term debt,
   including preferred capital securities              4.00         5.75         7.27         6.02         6.38
                                                  ---------    ---------    ---------    ---------    ---------
     Total interest bearing liabilities                2.75%        4.35%        5.23%        4.39%        4.72%
                                                  ---------    ---------    ---------    ---------    ---------

Net interest rate spread                               3.48%        3.23%        2.90%        3.36%        3.49%
Impact of non-interest bearing funds on margin         0.14%        0.06%        0.10%        0.17%        0.28%
                                                  ---------    ---------    ---------    ---------    ---------
NET INTEREST MARGIN                                    3.62%        3.29%        3.00%        3.53%        3.77%
                                                  =========    =========    =========    =========    =========

         Diluted earnings per common share were $1.33 in 2002, up from $0.54 per common share in 2001. After excluding the impact of Huntington's strategic restructuring plan, as well as the results associated with the sold Florida banking and insurance operations from both years, diluted earnings per share were $1.15 in 2002, up $0.17, or 17%, from 2001. This reflected a 13% increase in net income on this same basis, as well as the benefit of 3% fewer fully diluted shares outstanding. In February 2002, the Board of Directors authorized a 22 million-share repurchase program. During the year, 19.2 million shares were repurchased under this program, which reduced average shares outstanding by 8.8 million for the year and contributed $0.04 to earnings per share.

2001 VERSUS 2000 PERFORMANCE

         The $187.6 million decrease in earnings ($353.2 million pre-tax) related to a combination of items that negatively impacted 2001 performance. These items primarily related to the strategic restructuring announced in 2001 and included a $115.2 million pre-tax increase in the provision for loan and lease losses, $80.0 million in restructuring charges, and a negative $22.1 million pre-tax impact from the sold Florida banking and insurance operations, which went from a $3.4 million positive pre-tax income impact in 2000 to a net loss of $18.7 million pre-tax in 2001. Results for 2001 also reflected a $32.5 million tax benefit related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public. Excluding the impact of these items from both 2001 and 2000, net income in 2001 was $246.6 million, down $73.4 million, or 23% (See Table 25).

         Net interest income on a fully taxable equivalent basis increased $43.2 million, or 6%, reflecting a $0.7 billion, or 3%, decline in average earning assets which was more than offset by a 29 basis point, or an effective 10%, increase in the net interest margin to 3.29% from 3.00%. Average loans and leases increased slightly between years, led by growth in home equity, commercial, and commercial real estate loans and leases. However, this benefit was more than offset by a 28% decline in average investment securities.

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

         Non-interest income increased $76.7 million, or 7%, driven by a $67.9 million increase in operating lease income, a $21.7 million increase in mortgage banking income, a $17.2 million increase in brokerage and insurance income and $6.7 million increase in trust services income. Also contributing to the growth in non-interest income, but to a lesser degree, were increases in service charges on deposits, and other service charges and fees, up $3.6 million and $4.3 million, respectively. The benefit of these increases was partially offset by a $36.4 million decrease in securities gains as 2000 results included significant gains related to the sales of marketable equity securities.

         Non-interest expense increased $279.3 million, or 22%. This increase reflected $80.0 million of restructuring charges, as well as a $63.8 million, or 13%, increase in operating lease expense and a $58.0 million, or 15%, increase in personnel costs driven by higher incentive-based pay. Other expense increased $58.6 million, with $28.4 million of the change reflecting premium expense associated with the purchase of automobile lease residual value insurance.

         Diluted earnings per common share were $0.54 per common share in 2001, down from $1.29 per share in 2000. After excluding the impact of Huntington's strategic restructuring plan, as well as the results associated with the sold Florida banking and insurance operations from both years, diluted earnings per share were $0.98 in 2001, down $0.30 per share, or 23%, from 2000.

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


TABLE 4 - CHANGE IN NET INTEREST INCOME DUE TO CHANGES IN AVERAGE VOLUME AND INTEREST RATES


                                                      2002                                          2001
                                     -----------------------------------------    -----------------------------------------
                                               INCREASE (DECREASE) FROM                   Increase (Decrease) From
                                                 PREVIOUS YEAR DUE TO:                     Previous Year Due To:
                                     -----------------------------------------    -----------------------------------------
Fully Taxable Equivalent Basis(1)                      YIELD/                                      Yield/
(in millions of dollars)               VOLUME          RATE           TOTAL         Volume          Rate           Total
                                     -----------    -----------    -----------    -----------    -----------    -----------

Loans and direct financing leases    $     (50.5)   $    (267.1)   $    (317.6)   $      20.8    $    (146.3)   $    (125.5)
Securities                                 (20.9)         (15.9)         (36.8)         (83.9)          13.5          (70.4)
Other earning assets                        (3.9)          (4.4)          (8.3)          19.3           (3.9)          15.4
                                     -----------    -----------    -----------    -----------    -----------    -----------

TOTAL EARNING ASSETS                       (75.3)        (287.4)        (362.7)         (43.8)        (136.7)        (180.5)
                                     -----------    -----------    -----------    -----------    -----------    -----------

Deposits                                   (89.6)        (178.8)        (268.4)         (26.4)         (98.8)        (125.2)
Short- and medium-term borrowings          (16.4)         (96.7)        (113.1)         (34.9)         (50.0)         (84.9)
Long-term debt                               7.9          (22.3)         (14.4)           3.9          (17.5)         (13.6)
                                     -----------    -----------    -----------    -----------    -----------    -----------
TOTAL INTEREST-BEARING LIABILITIES         (98.1)        (297.8)        (395.9)         (57.4)        (166.3)        (223.7)
                                     -----------    -----------    -----------    -----------    -----------    -----------
NET INTEREST INCOME                  $      22.8    $      10.4    $      33.2    $      13.6    $      29.6    $      43.2
                                     ===========    ===========    ===========    ===========    ===========    ===========


(1) Calculated assuming a 35% tax rate.

2002 VERSUS 2001 PERFORMANCE

         Fully taxable equivalent net interest income was $754.8 million in 2002, up $33.2 million, from 2001. This reflected a 5% decrease in average earning assets, more than offset by a 33 basis point, or an effective 10%, increase in the net interest margin to 3.62% from 3.29%.

         The decrease in average earning assets reflected a $0.7 billion, or 4%, decline in average loans and leases primarily due to the sale of the Florida banking operations, as well as the planned run-off of lower-margin investment securities and other earning assets. Changes in the balance sheet are discussed in more detail below.

         The 33 basis point increase in the net interest margin was influenced by two factors. The first was the timing and magnitude of declining interest rates in 2001 and 2002, and the fact that rates reached such historically low levels during the second half of 2002. As interest rates declined in the second half of 2001, deposit and wholesale funding costs declined more rapidly than yields on earning assets, most notably loans and leases. As a result, the net interest margin widened in the second half of 2001. However, as rates continued to decline in 2002, especially in the second half, and given the absolute low levels attained, it became increasingly difficult to lower deposit funding costs commensurate with the decline in earning asset yields. As a result, yields on earning assets fell more rapidly than deposit costs, thus narrowing the net interest margin in the second half of 2002, particularly in the fourth quarter.

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

         Reflecting these factors, during 2001 the net interest margin in the first quarter was 3.19% and increased steadily throughout the year, peaking at 3.46% in the fourth quarter. During 2002, the margin peaked at 3.94% in the second quarter and declined to 3.62% in the fourth quarter.

2001 VERSUS 2000 PERFORMANCE

         Fully taxable equivalent net interest income was $721.6 million in 2001, up $43.2 million, or 6%, from $678.4 million in 2000. This increase was driven by a 29 basis point, or an effective 10%, increase in the net interest margin to 3.29% from 3.00%, as average earning assets declined $0.7 billion, or 3%.

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


TABLE 5 - END OF PERIOD LOAN AND LEASE PORTFOLIO COMPOSITION

AT DECEMBER 31,                 2002             2001              2000             1999              1998
                          ----------------  ----------------  ----------------  ----------------  ----------------
(in millions of dollars)  AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %     AMOUNT      %
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Commercial loans (1)      $ 5,608     30.2  $ 6,442     34.8  $ 6,638     37.7  $ 6,305     35.1  $ 6,032     34.3
Real estate
   Construction             1,010      5.4    1,321      7.2    1,206      6.8    1,158      6.4      867      4.9
   Commercial               2,719     14.6    2,496     13.5    2,252     12.8    2,150     11.9    2,231     12.7
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

TOTAL COMMERCIAL AND
  COMMERCIAL REAL ESTATE
  LOANS                     9,337     50.2   10,259     55.5   10,096     57.3    9,613     53.4    9,130     51.9
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Consumer
   Auto loans and leases    3,916     21.1    2,960     16.0    2,620     14.9    3,653     20.3    3,562     20.2
   Home equity              3,198     17.2    3,580     19.4    3,203     18.2    2,561     14.2    2,173     12.3
   Residential mortgage     1,740      9.4    1,124      6.1    1,057      6.0    1,520      8.4    1,458      8.3
   Other loans                396      2.1      545      3.0      641      3.6      658      3.7    1,284      7.3
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
TOTAL CONSUMER LOANS        9,250     49.8    8,209     44.5    7,521     42.7    8,392     46.6    8,477     48.1
                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
TOTAL LOANS AND LEASES    $18,587    100.0  $18,468    100.0  $17,617    100.0  $18,005    100.0  $17,607    100.0
                          =======  =======  =======  =======  =======  =======  =======  =======  =======  =======


(1) There were no commercial loans outstanding that would be considered a concentration of lending to a particular industry or group of industries.

         For 2002, average total loans and leases were $17.4 billion, down $0.7 billion, or 4%, from 2001, as shown on Table 3. Excluding the impact of the Florida related loans sold from both 2002 and 2001, as shown on Table 27, average total loans and leases were $17.1 billion, up $1.5 billion, or 10%, from the prior year, driven by a $1.5 billion, or 23%, increase in consumer loans and leases. Since late 2001, a key focus in loan growth has been the generation of residential mortgages and home equity loans and lines of credit. This coincided with heavy demand for refinancing mortgage assets due to the declining interest rate environment. As a result, average residential mortgages increased $0.6 billion, or 74%, with home equity loans and lines up $0.3 billion, or 11%. Average automobile loans and leases increased $0.7 billion, or 29%. Also contributing to growth in average loans and leases, on this same basis, was a $0.4 billion, or 13%, increase in commercial real estate loans. In contrast, average commercial loans declined $0.3 billion, or 5%, reflecting a combination of low demand due to the weak economic environment and reduced shared national credit exposure.

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

         Average operating lease assets were $2.6 billion in 2002, down 12% from the prior year, in contrast to the 8% growth experienced in 2001. This reflected the run-off of operating leases, as new automobile lease originations since April 2002 are direct financing leases and reflected in automobile loans and leases.

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

         On this same basis, average core deposits in 2001 were $13.3 billion, up 2% from the prior year. This increase was driven by a 17% increase in average interest bearing demand deposits reflecting successful campaigns to generate deposit growth as well as fund inflows due to uncertainties in the equity markets.

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

NON-INTEREST INCOME

         Non-interest income for the recent three years ended December 31 was as follows:


TABLE 6 - NON-INTEREST INCOME


(in thousands of dollars)               2002          2001          2000
                                     ------------  ------------  ------------

Operating lease income               $    657,074  $    691,733  $    623,835
Service charges on deposit accounts       153,564       165,012       161,426
Brokerage and insurance                    66,843        79,034        61,871
Trust services                             62,051        60,298        53,613
Mortgage banking                           32,033        54,518        32,772
Bank owned life insurance                  43,123        41,123        39,544
Other services charges and fees            42,888        48,217        43,883
Gain on sale of Florida operations        182,470            --            --
Merchant Services gain                     24,550            --            --
Securities gains                            4,902           723        37,101
Other                                      72,206        59,284        69,157
                                     ------------  ------------  ------------
TOTAL NON-INTEREST INCOME            $  1,341,704  $  1,199,942  $  1,123,202
                                     ============  ============  ============

         Non-interest income was $1,341.7 million, up $141.8 million, or 12%, reflecting a $182.5 million gain from the sale of the Florida operations and a $24.6 million gain from the restructuring of Merchant Services. Adjusted to exclude the impact of these gains and the benefit of a $5.3 million reduction in securities losses, partially offset by the $63.6 million reduction in non-interest income attributed to the sold Florida banking and insurance operations, non-interest income was down $6.9 million, or 1%. (See Tables 25 and 26 for further details).

         The primary cause of this $6.9 million decrease was a $34.7 million, or 5%, decrease in operating lease income due to run-off as new production since April 2002 is recorded as direct financing leases. Offsetting this decrease, deposit service charges increased $15.8 million, or 12%, reflecting higher personal and commercial service charges; brokerage and insurance income increased $5.5 million, or 10%, reflecting a 19% increase in combined mutual fund and annuity sales; trust services increased $4.1 million, or 7%, due to a 12% increase in mutual fund fees, as well as a 4% increase in personal trust income; and bank owned life insurance was up $2.0 million. Huntington owns and is the beneficiary on three Bank owned life insurance policies that were purchased in 1997 and 1998, insuring the lives of selected Huntington officers. Written consents were obtained from the officers prior to the purchase of the policies. The policies represented approximately 3% of total assets at December 31, 2002 and 2001. The insurance providers are rated A+ or higher. Additionally, the cash values of these policies are backed by assets that are maintained in a separate account to protect Huntington from possible insolvency of the insurance providers.

         Mortgage banking income excluding the impact of the sold Florida banking operations declined $19.1 million, or 37%, due, in part, to $14.1 million of mortgage servicing impairment in 2002 compared with $6.3 million of such impairment in 2001. These impairments reflected a significant increase in prepayments due to heavy mortgage refinancing activity, particularly in the second half of 2002. Total mortgage loans originated in 2002 were a record $4.1 billion, up from $3.5 billion in 2001 due to heavy refinancing activity as borrowers took advantage of very low interest rates. At December 31, 2002, the value of capitalized mortgage servicing rights was 0.78% of loans serviced for others, down from 0.97% at the end of the prior year.

         Other service charges excluding the impact of the sold Florida banking and insurance operations was up $4.4 million, or 12%, primarily driven by higher check card and on-line bill payment fees. Other income on this same comparative basis was up $16.2 million, or 29%, reflecting increases spread over a number of miscellaneous fee and service income categories.

         Non-interest income was $1,199.9 million in 2001, up $76.7 million, or 7%. Contributing to this growth was a $67.9 million, or 11%, increase in operating lease income, reflecting growth in the automobile leases outstanding, and a $21.7 million, or 66%, increase in mortgage banking income due to higher mortgage origination activity. Total mortgage loan originations in 2001 were $3.5 billion, significantly higher than $1.5 billion in 2000. This reflected an increase in refinancing activity due to lower interest rates. Brokerage and insurance income increased $17.2 million, or 28%, driven by strong growth in insurance and investment banking fees. Also increasing were trust services, up 12%, other service charges and fees, up 10%, and service charges on deposits, up 2%.

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

NON-INTEREST EXPENSE

         Non-interest expense for the recent three years ended December 31 was as follows:


TABLE 7 - NON-INTEREST EXPENSE

(in thousands of dollars)                      2002          2001           2000
                                            ------------  ------------  ------------

Operating lease expense                     $    518,970  $    558,626  $    494,800
Personnel costs                                  418,037       454,210       396,230
Equipment                                         68,323        80,560        78,069
Outside data processing and other services        67,368        69,692        62,011
Net Occupancy                                     59,539        76,449        75,197
Marketing                                         27,911        31,057        34,884
Professional services                             33,085        32,862        22,721
Telecommunications                                22,661        27,984        26,225
Printing and supplies                             15,198        18,367        19,634
Franchise and other taxes                          9,456         9,729        11,077
Amortization of intangible assets                  2,019        41,225        39,207
Restructuring charges                             48,973        79,957            --
Other                                             82,607        81,709        23,076
                                            ------------  ------------  ------------
TOTAL NON-INTEREST EXPENSE                  $  1,374,147  $  1,562,427  $  1,283,131
                                            ============  ============  ============

         Non-interest expense in 2002 was $1,374.1 million, down $188.3 million, or 12%. Excluding the impact from the $142.7 million decline in non-interest expense attributed to the sold Florida banking and insurance operations, as well as the $31.0 million reduction in restructuring charges, non-interest expense was down $14.7 million, or 1%, reflecting a decline in operating lease expense, as well as lower amortization of intangibles and other expenses. These were partially offset by higher personnel costs and outside data processing expenses. (See Tables 25 and 26 for further details).

         Operating lease expense declined $39.7 million, or 7%, reflecting the run-off of operating leases as automobile lease originations since April 2002 are direct financing leases in the automobile loans and leases category.

         Personnel costs excluding the impact of the sold Florida banking and insurance operations increased $26.0 million, or 7%, in 2002 reflecting higher salaries, incentive-based compensation, and pension and benefit costs. Higher salaries reflected the expansion of management and employee talent at all levels, including the credit workout group. In addition, and given a renewed focus on sales, incentive-based compensation increased throughout Huntington, most notably in mortgage banking which had a record production year. Higher medical and pension costs were partially offset by gains related to stock received from the demutualization of certain insurance companies where Huntington owned related insurance policies. Outside data processing and other services increased $6.7 million, or 11%, reflecting volume-driven costs, mostly mortgage banking related. Professional services expense increased $0.8 million, or 3%, due primarily to legal and other costs associated with the resolution of problem credits. Marketing expense was up $1.4 million, or 5%, reflecting expanded advertising activities.

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

         Restructuring charges totaled $49.0 million in 2002 compared with $80.0 million in 2001. The charges for 2002 and 2001 were related to the strategic restructuring announced in July 2001.

         Non-interest expense in 2001 was $1,562.4 million, up $279.3 million, or 22%. Contributing to this increase was a $63.8 million, or 13%, increase in operating lease expense, a $58.0 million, or 15%, increase in personnel costs, a $58.6 million increase in the other expense category, and $80.0 million in restructuring charges. The increase in operating lease expense reflected a $63.3 million increase in depreciation expense. Depreciation on leased automobiles increased in 2001 when compared with 2000 due to higher levels of leases, as well as the acceleration of depreciation on vehicles where the expected proceeds at the end of the lease will be less than the expected residual value. The higher personnel costs reflected increased sales commissions related to mortgage banking, capital markets, and annuity and mutual fund sales, offset by lower benefit expense. The $58.6 million increase in other expense reflected the $28.4 million premium expense related to the purchase of automobile lease residual value insurance, of which there was none in 2000. See the "Credit Risk" section for more information regarding automobile lease residual insurance.

INCOME TAXES

         Income taxes were $199.0 million in 2002 compared with an income tax benefit of $39.3 million in 2001 and income tax expense of $126.3 million in 2000. Tax expense in each of these years was significantly impacted by the effect of the strategic restructuring and related sale of the Florida banking and insurance operations, the nature of the restructuring charges, and other items. Huntington's effective tax rate was 38.1%, -41.2%, and 28.1% in 2002, 2001, and 2000, respectively. Excluding the effect of the strategic restructuring and related sale of the Florida banking and insurance operations, the nature of the restructuring charges and other items, Huntington's effective tax rate was 23.8%, 21.6%, and 28.1% in 2002, 2001, and 2000, respectively.

         Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income. Tax consulting expense was $7.3 million in 2002, $9.0 million in 2001, and $1.9 million in 2000. No tax consulting expenses were recorded as a component of income tax expense prior to 2000.

         Based on information currently available, Huntington expects its 2003 effective tax rate to range from 26% to 28%. Subsequent to year-end 2002, the Internal Revenue Service completed the audit of Huntington's consolidated federal income tax returns through the tax year 2001. The tax audit resulted in no material impact to Huntington's financial statements. See Note 24 to the consolidated financial statements for more information regarding reported basis income taxes.

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

The following table shows the activity in Huntington's ALLL, along with selected credit quality indicators.


TABLE 8 - SUMMARY OF ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS


(in thousands of dollars)                       2002         2001          2000          1999          1998
                                             ---------     ---------     ---------     ---------     ---------

BALANCE, BEGINNING OF YEAR                   $ 369,332     $ 264,929     $ 273,931     $ 273,125     $ 251,540
LOAN AND LEASE LOSSES
     Commercial loans                         (128,868)      (65,743)      (18,013)      (16,203)      (24,512)
     Real estate
       Construction                             (4,863)         (845)         (238)         (638)          (80)
       Commercial                              (15,012)       (3,676)       (1,522)       (2,399)       (2,115)
     Consumer
       Automobile loans and leases             (59,010)      (71,638)      (47,687)      (42,783)      (39,107)
       Home equity                             (15,312)      (16,384)       (7,979)       (7,233)       (6,215)
       Residential mortgage                       (888)         (879)       (1,140)       (1,404)       (1,243)
       Other consumer loans                    (10,399)      (15,375)       (9,246)      (28,422)      (39,328)
                                             ---------     ---------     ---------     ---------     ---------
TOTAL LOAN AND LEASE LOSSES                   (234,352)     (174,540)      (85,825)      (99,082)     (112,600)
                                             ---------     ---------     ---------     ---------     ---------
RECOVERIES OF PREVIOUSLY CHARGED OFF LOANS
   AND LEASES
     Commercial loans                           11,106         6,175         4,201         5,303         4,546
     Real estate
       Construction                                403           179           165           192           441
       Commercial                                1,831           613           268         1,260         1,800
     Consumer
       Automobile loans and leases              18,464        16,567        15,407        14,201        14,979
       Home equity                               1,806         1,796         1,070         1,137           685
       Residential mortgage                         16            94           133           268           367
       Other consumer loans                      3,814         2,847         2,934         7,192         7,399
                                             ---------     ---------     ---------     ---------     ---------
TOTAL RECOVERIES                                37,440        28,271        24,178        29,553        30,217
                                             ---------     ---------     ---------     ---------     ---------
NET LOAN AND LEASE LOSSES                     (196,912)     (146,269)      (61,647)      (69,529)      (82,383)
                                             ---------     ---------     ---------     ---------     ---------
Provision for loan and lease losses            194,426       257,326        61,464        70,335        81,926
Allowance for loans sold                       (22,297)           --            --            --            --
Allowance of securitized loans                  (9,165)       (6,654)      (16,719)           --            --
Allowance of loans and leases acquired           1,264            --         7,900            --        22,042
                                             ---------     ---------     ---------     ---------     ---------
BALANCE, END OF YEAR                         $ 336,648     $ 369,332     $ 264,929     $ 273,931     $ 273,125
                                             =========     =========     =========     =========     =========


NET LOAN AND LEASE LOSSES AS A % OF AVERAGE
   TOTAL LOANS AND LEASES                         1.13%         0.81%         0.35%         0.39%         0.49%
ALLOWANCE FOR LOAN AND LEASE LOSSES AS A %
   OF TOTAL END OF PERIOD LOANS AND LEASES        1.81%         2.00%         1.50%         1.52%         1.55%

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


TABLE 9 - ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

(in thousands of dollars)                      2002            2001           2000          1999             1998
                                            ------------   ------------   ------------   ------------   ------------
Commercial loans                            $    155,577   $    174,713   $    104,968   $     94,978   $     82,129
Real estate
     Construction                                 12,542         17,685         12,596         14,863         10,729
     Commercial                                   35,853         38,177         33,909         32,073         35,206
Consumer
     Automobile loans and leases                  51,621         38,799         28,877         40,043         40,792
     Home equity                                  18,621         24,054         19,246         17,089         15,691
     Residential mortgage                          8,566          6,013          4,421          5,393          5,247
     Other consumer loans                          8,085         19,757         22,516         21,523         47,715
                                            ------------   ------------   ------------   ------------   ------------
Total allocated                                  290,865        319,198        226,533        225,962        237,509
Total unallocated                                 45,783         50,134         38,396         47,969         35,616
                                            ------------   ------------   ------------   ------------   ------------

TOTAL ALLOWANCE FOR LOAN AND LEASE LOSSES   $    336,648   $    369,332   $    264,929   $    273,931   $    273,125
                                            ============   ============   ============   ============   ============

NET CHARGE-OFFS

         Total net charge-offs as a percent of average total loans and leases were 1.13% in 2002 compared to 0.81% in 2001. The increase was due largely to $51.3 million in commercial loan charge-offs related to the special credit actions in the fourth quarter of 2002. In 2001, Huntington made the decision to exit the sub-prime automobile and truck and equipment lending business, which had a combined balance of $69.7 million at December 31, 2002, down from $144.3 million at the end of 2001. Excluding net charge-offs related to these exited businesses, total net charge-offs in 2002 and 2001 were 1.08% and 0.73%, respectively. Commercial and commercial real estate net charge-offs, spread over a number of companies in the retail trade, manufacturing, services, and communications sectors, were 1.46% in the current year versus 0.55% in 2001. Excluding the net charge-offs related to the fourth quarter 2002 special credit actions, total net charge-offs and total commercial and commercial real estate net charge-offs for 2002 were 0.84% and 0.90%, respectively. Consumer charge-offs were 0.65% in 2002 compared with 0.98% in 2001. Automobile loan and lease net charge-offs were 1.06% in 2002 compared with 1.96% in 2001. Table 10 shows the amount of net charge-offs by loan and lease type as a percentage of average loans and leases.

TABLE 10 - NET LOAN AND LEASE CHARGE-OFFS

(in thousands of dollars)                                2002           2001           2000           1999           1998
                                                     ------------   ------------   ------------   ------------   ------------

NET CHARGE-OFFS BY TYPE

Commercial loans                                     $    117,528   $     52,000   $     13,812   $     10,900   $     19,966
Commercial real estate                                     17,641          3,729          1,327          1,585            (46)
                                                     ------------   ------------   ------------   ------------   ------------
TOTAL COMMERCIAL AND COMMERCIAL REAL ESTATE               135,169         55,729         15,139         12,485         19,920
                                                     ------------   ------------   ------------   ------------   ------------

Consumer
   Automobile loans and leases                             33,027         52,479         32,280         28,582         24,128
   Home equity                                             13,506         14,588          6,909          6,096          5,530
   Residential mortgage                                       872            785          1,007          1,136            876
   Other consumer loans                                     4,524          7,778          6,312         21,230         31,929
                                                     ------------   ------------   ------------   ------------   ------------
TOTAL CONSUMER                                             51,929         75,630         46,508         57,044         62,463
                                                     ------------   ------------   ------------   ------------   ------------
Total net charge-offs, excluding exited businesses        187,098        131,359         61,647         69,529         82,383
Net charge-offs related to exited businesses                9,814         14,910             --             --             --
                                                     ------------   ------------   ------------   ------------   ------------
TOTAL NET CHARGE-OFFS                                $    196,912   $    146,269   $     61,647   $     69,529   $     82,383
                                                     ============   ============   ============   ============   ============


TABLE 10 - NET LOAN AND LEASE CHARGE-OFFS (CONTINUED)
(in thousands of dollars)                    2002             2001            2000            1999             1998
                                          ------------    ------------    ------------    ------------    ------------

NET CHARGE-OFFS AS A % OF AVERAGE
  LOANS AND LEASES

Commercial loans                                  2.07%           0.78%           0.21%           0.18%           0.35%
Commercial real estate                            0.49%           0.10%           0.04%           0.05%             --
                                          ------------    ------------    ------------    ------------    ------------
TOTAL COMMERCIAL AND
COMMERCIAL REAL ESTATE                            1.46%           0.55%           0.15%           0.13%           0.23%
                                          ------------    ------------    ------------    ------------    ------------

Consumer
   Automobile loans and leases                    1.06%           1.96%           1.03%           0.81%           0.75%
   Home equity                                    0.44%           0.43%           0.23%           0.26%           0.28%
   Residential mortgage                           0.06%           0.07%           0.07%           0.08%           0.06%
   Other consumer loans                           1.09%           1.37%           1.19%           1.93%           2.25%
                                          ------------    ------------    ------------    ------------    ------------
TOTAL CONSUMER                                    0.65%           0.98%           0.58%           0.67%           0.78%
                                          ------------    ------------    ------------    ------------    ------------
Total net charge-offs, excluding exited
   businesses                                     1.08%           0.73%           0.35%           0.39%           0.49%
                                          ============    ============    ============    ============    ============


TOTAL NET CHARGE-OFFS                             1.13%           0.81%           0.35%           0.39%           0.49%
                                          ============    ============    ============    ============    ============


         Economic activity has remained sluggish and the uncertainty about the future level of activity has increased recently. Management expects 2003 full year net charge-offs to be in the 0.65%-0.75% range.

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

         Total NPAs were $136.7 million at December 31, 2002, compared with $227.5 million at the end of 2001 and represented 0.74% and 1.23% of total loans and leases and other real estate. The decline in the level of NPAs from the prior year-end reflected the sale of NPAs in the fourth quarter of 2002. While the economy has continued to be weak and the uncertainty about the future level of economic activity has increased, management continues to expect NPAs in 2003 to remain around current levels.

TABLE 11 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES


                                                                                         DECEMBER 31,
                                                          -----------------------------------------------------------------------
(in thousands of dollars)                                     2002           2001           2000           1999           1998
                                                          -----------    -----------    -----------    -----------    -----------
Non-accrual loans and leases
   Commercial loans                                       $    91,861    $   159,637    $    55,804    $    42,958    $    34,586
   Real estate
      Construction                                              5,554         13,885          8,687         10,785         10,181
      Commercial                                               21,211         34,475         18,015         16,131         13,243
      Residential                                               9,443         11,836         10,174         11,866         14,419
                                                          -----------    -----------    -----------    -----------    -----------
Total non-accrual loans and leases                            128,069        219,833         92,680         81,740         72,429
Renegotiated loans                                                 --          1,276          1,304          1,330          4,706
                                                          -----------    -----------    -----------    -----------    -----------
TOTAL NON-PERFORMING LOANS AND LEASES                         128,069        221,109         93,984         83,070         77,135
                                                          -----------    -----------    -----------    -----------    -----------
Other real estate, net                                          8,654          6,384         11,413         15,171         18,964
                                                          -----------    -----------    -----------    -----------    -----------
TOTAL NON-PERFORMING ASSETS                               $   136,723    $   227,493    $   105,397    $    98,241    $    96,099
                                                          ===========    ===========    ===========    ===========    ===========
ACCRUING LOANS AND LEASES PAST DUE 90 DAYS OR MORE        $    61,526    $    76,013    $    66,665    $    54,567    $    47,789
                                                          ===========    ===========    ===========    ===========    ===========
NON-PERFORMING LOANS AND LEASES AS A % OF TOTAL LOANS
   AND LEASES                                                    0.69%          1.20%          0.53%          0.46%          0.44%
NON-PERFORMING ASSETS AS A % OF TOTAL LOANS AND LEASES
   AND OTHER REAL ESTATE                                         0.74%          1.23%          0.60%          0.55%          0.55%
ALLOWANCE FOR LOAN LOSSES AS A % OF NON-PERFORMING LOANS
   AND LEASES                                                     263%           167%           282%           330%           354%
ALLOWANCE FOR LOAN AND LEASE LOSSES AS A% OF
   NON-PERFORMING ASSETS                                          246%           162%           251%           279%           284%
ACCRUING LOANS AND LEASES PAST DUE 90 DAYS OR MORE
   TO TOTAL LOANS AND LEASES                                     0.33%          0.41%          0.38%          0.30%          0.27%

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

         Table 12 reflects the change in NPAs for the recent four years and includes NPAs in the Florida operations to the date of their sale in the 2002 first quarter:


TABLE 12 - NON-PERFORMING ASSET ACTIVITY


(in thousands)                   2002               2001            2000            1999
                             ------------       ------------    ------------    ------------
Beginning of Period          $    227,493       $    105,397    $     98,241    $     96,099
New non-performing assets         260,229            329,882         113,870         106,014
Returns to accruing status        (17,124)            (2,767)         (5,914)         (5,744)
Loan and lease losses            (152,616)           (67,541)        (18,052)        (19,547)
Payments                         (136,774)          (106,839)        (68,982)        (67,682)
Sales                             (44,485)(1)        (30,639)        (13,766)        (10,899)
                             ------------       ------------    ------------    ------------
End of Period                $    136,723       $    227,493    $    105,397    $     98,241
                             ============       ============    ============    ============


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

         When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model 200 basis point increasing and decreasing parallel shifts in the yield curve during the next twelve-month period. At December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was modeled because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At the end of 2002, that scenario modeled net interest income to be approximately 0.7% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. This compares with the Board of Directors policy limit of a 4.0% change in net interest income given a 200 basis point scenario. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

         The net interest margin has been adversely impacted in recent months by: (1) fixed-rate consumer loan repayments being reinvested at lower market rates; (2) high repayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-yielding residential adjustable-rate mortgage loans retained on the balance sheet; (5) the lower yield on the higher quality automobile loan originations; and (6) the flattening of the yield curve. Future net interest income could be adversely affected by these factors.

         The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At December 31, 2002, the model indicated that such an increase in rates would be expected to reduce the EVE by approximately 3.8% and compares with an estimated negative impact of approximately 2.9% at December 31, 2001.

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


TABLE 13 - DEPOSIT LIABILITIES
                                                    DECEMBER 31, 2002             December 31, 2001
(in millions of dollars)                     -----------------------------   -----------------------------
BY TYPE                                         BALANCE          %             Balance            %
                                             -------------   -------------   -------------   -------------
Demand deposits
     Non-interest bearing                    $       3,074            17.6   $       3,635            18.0
     Interest bearing                                5,374            30.7           5,723            28.3
Savings deposits                                     2,851            16.3           3,466            17.2
Other domestic time deposits                         3,956            22.6           5,868            29.1
                                             -------------   -------------   -------------   -------------
TOTAL CORE DEPOSITS                                 15,255            87.2          18,692            92.6
                                             -------------   -------------   -------------   -------------
Domestic time deposits of $100,000 or more             732             4.2           1,131             5.6
Brokered time deposits and negotiable CDs            1,093             6.2             138             0.7
Foreign time deposits                                  419             2.4             226             1.1
                                             -------------   -------------   -------------   -------------
TOTAL DEPOSITS                               $      17,499           100.0   $      20,187           100.0
                                             =============   =============   =============   =============
BY BUSINESS SEGMENT

Regional Banking
   Central Ohio / West Virginia              $       5,361            30.6   $       5,217            25.8
   Northern Ohio                                     3,602            20.6           3,256            16.1
   Southern Ohio / Kentucky                          1,365             7.8           1,291             6.4
   West Michigan                                     2,402            13.7           2,227            11.0
   East Michigan                                     1,962            11.2           1,895             9.4
   Indiana                                             613             3.5             578             2.9
                                             -------------   -------------   -------------   -------------
      Total Regional Banking                        15,305            87.4          14,464            71.6
                                             -------------   -------------   -------------   -------------
Dealer Sales                                            59             0.3              82             0.4
Private Financial Group                                924             5.3             717             3.6
Treasury / Other                                     1,211             7.0             256             1.3
                                             -------------   -------------   -------------   -------------
TOTAL DEPOSITS EXCLUDING FLORIDA                    17,499           100.0          15,519            76.9
                                             -------------   -------------   -------------   -------------
Florida                                                 --              --           4,668            23.1
                                             -------------   -------------   -------------   -------------
TOTAL DEPOSITS                               $      17,499           100.0   $      20,187           100.0
                                             =============   =============   =============   =============

         Domestic time deposits of $100,000 or more, adjusted to include brokered time deposits and negotiable certificates of deposit and IRAs included in Other domestic time deposits, totaled $1.9 billion at December 31, 2002. These time deposits mature as follows: $343 million within three months, $182 million within six but more than three months, $212 million within one year but more than six months, and $1,166 million maturing beyond one year. At December 31, 2002, Huntington's loans and leases were 106% of total deposits. This compares with 91% of total deposits at December 31, 2001, or 102% excluding the loans and deposits sold with the Florida operations.

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


TABLE 14 - SHORT-TERM BORROWINGS


                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
(in thousands of dollars)                                     2002            2001            2000
                                                          ------------    ------------    ------------
FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Balance at year-end                                       $  2,458,523    $  1,913,607    $  1,822,480
Weighted average interest rate at year-end                        1.49%           2.24%           5.91%
Maximum amount outstanding at month-end during the year   $  2,503,962    $  3,094,647    $  2,093,546
Average amount outstanding during the year                $  2,072,075    $  2,258,860    $  1,831,228
Weighted average interest rate during the year                    1.98%           4.11%           5.68%

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


TABLE 15 - MATURITY OF BANK OBLIGATIONS


                                                             PAYMENTS DUE BY PERIOD
                                  ---------------------------------------------------------------------------------
                                                                                               2008 &
(in millions of dollars)            2003         2004        2005       2006        2007        AFTER       TOTAL
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------

Medium-term notes                 $   540.1   $   855.0   $   510.0   $      --   $      --   $      --   $ 1,905.1
Subordinated notes                    253.0          --          --          --          --       485.7       738.7
Preferred securities                     --          --          --          --          --        50.0        50.0
Federal Home Loan Bank advances        10.0         3.0       100.0          --       900.0          --     1,013.0
Operating lease obligations            35.1        33.1        29.7        27.6        26.2       218.6       370.3
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
TOTAL                             $   838.2   $   891.1   $   639.7   $    27.6   $   926.2   $   754.3   $ 4,077.1
                                  =========   =========   =========   =========   =========   =========   =========

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


TABLE 16 - SECURITIES AVAILABLE FOR SALE
                                                                       DECEMBER 31,
                                                      --------------------------------------------
(in thousands of dollars)                                 2002            2001            2000
                                                      ------------    ------------    ------------

U.S. Treasury and Federal Agencies                    $  2,627,684    $  2,322,079    $  3,284,031
Other                                                      775,685         527,500         806,494
                                                      ------------    ------------    ------------
TOTAL SECURITIES AVAILABLE FOR SALE                   $  3,403,369    $  2,849,579    $  4,090,525
                                                      ============    ============    ============


                                                       AMORTIZED        FAIR
                                                         COST           VALUE           YIELD
                                                      -----------    -----------    -----------
U.S. Treasury
     1-5 years                                        $    13,434    $    14,066           3.51%
     6-10 years                                             4,704          5,367           5.51%
     Over 10 years                                            412            479           6.07%
                                                      -----------    -----------    -----------
        Total U.S. Treasury                                18,550         19,912           4.07%
                                                      -----------    -----------    -----------
Federal Agencies
     Mortgage-backed
        1-5 years                                          48,618         50,428           5.54%
        6-10 years                                        356,082        363,596           5.18%
        Over 10 years                                   1,350,737      1,385,233           5.68%
                                                      -----------    -----------    -----------
           Total Mortgage-backed                        1,755,437      1,799,257           5.58%
                                                      -----------    -----------    -----------
     Other agencies
        Under 1 year                                       34,923         35,966           4.91%
        1-5 years                                         743,609        768,271           5.21%
        6-10 years                                          3,755          4,278           5.91%
                                                      -----------    -----------    -----------
           Total Other                                    782,287        808,515           5.20%
                                                      -----------    -----------    -----------
TOTAL U.S. TREASURY AND FEDERAL AGENCIES                2,556,274      2,627,684           5.44%
                                                      -----------    -----------    -----------
Other
     Under 1 year                                           7,133          7,183           8.43%
     1-5 years                                             62,939         63,886           6.53%
     6-10 years                                            49,581         51,046           6.61%
     Over 10 years                                        451,108        449,958           5.71%
     Retained interest in securitizations                 146,160        159,978          15.56%
     Marketable equity securities                          42,846         43,634
                                                      -----------    -----------    -----------
TOTAL OTHER                                               759,767        775,685           7.88%
                                                      -----------    -----------    -----------
TOTAL SECURITIES AVAILABLE FOR SALE                   $ 3,316,041    $ 3,403,369           5.98%
                                                      ===========    ===========    ===========


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


TABLE 17 - MATURITY SCHEDULE OF SELECTED LOANS

(in millions of dollars)                       AT DECEMBER 31, 2002
                              ------------------------------------------------------------
                                 One Year       One to           After
                                 or Less       Five Years      Five Years        Total
                              ------------    ------------    ------------    ------------
Commercial loans              $      2,491    $      2,482    $        635    $      5,608
Real estate - construction             449             543              18           1,010
                              ------------    ------------    ------------    ------------
TOTAL                         $      2,940    $      3,025    $        653    $      6,618
                              ============    ============    ============    ============


Variable interest rates       $      2,813    $      2,582    $        509    $      5,904
Fixed interest rates                   127             443             144             714
                              ------------    ------------    ------------    ------------
TOTAL                         $      2,940    $      3,025    $        653    $      6,618
                              ============    ============    ============    ============

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

PARENT COMPANY LIQUIDITY

         Parent company liquidity consists primarily of a program of regular dividends from its subsidiaries, predominantly the Bank, its medium-term note program, and a commercial paper program issued through Huntington Bancshares Financial Corporation, a non-bank subsidiary. The Bank could declare dividends to be paid to the parent company, without regulatory approval, of $29.8 million at December 31, 2002.

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

CAPITAL

         Capital is managed at each legal subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Management places significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders.

         Shareholders' equity declined $152 million during 2002 compared with an increase of $7 million in the previous year. Increases to shareholders' equity reflecting higher net earnings, equity issued for acquisitions, and the positive mark-to-market of securities available for sale and derivatives used to hedge cash flows for 2002, were more than offset by repurchases of common shares and dividends. Cash dividends declared were $0.64 per share in 2002, down from $0.72 per share in 2001 and $0.76 per share in 2000.

         Average shareholders' equity in 2002 was $2.2 billion, down modestly from $2.3 billion in 2001. The ratio of average equity to average assets in 2002 was 8.55% versus 8.29% a year ago. Tangible period-end equity to tangible period-end assets was 7.24% at the end of 2002, up significantly from 5.87% a year earlier, reflecting the tangible capital generated from the sale of the Florida operations offset by the subsequent share repurchase program in 2002. Given the current asset mix and risk profile, management has a longer term targeted tangible equity to asset ratio of 7.00%.

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



TABLE 18 - CAPITAL ADEQUACY

                                 "WELL-                                AT DECEMBER 31,
                              CAPITALIZED"   ----------------------------------------------------------------------
(in millions of dollars)       MINIMUMS        2002            2001           2000          1999             1998
                              ------------   ----------     ----------     ----------     ----------     ----------
Total Risk-Adjusted Assets           N/A     $   27,030     $   27,736     $   26,757     $   25,187     $   24,177
Ratios:
Tier 1 Risk-Based Capital           6.00%          8.34%          7.02%          7.13%          7.46%          7.05%
Total Risk-Based Capital           10.00%         11.25%         10.07%         10.29%         10.57%         10.62%
Tier 1 Leverage                     5.00%          8.51%          7.16%          6.85%          6.64%          6.31%

         Huntington is supervised and regulated by the Federal Reserve whereas the Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank had regulatory capital ratios in excess of regulatory minimums.

         During 2002, Huntington acquired Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm with approximately $500 million in assets under management. Huntington paid cash to Haberer shareholders and issued 202,695 shares of common stock from treasury. Also during 2002, Huntington acquired LeaseNet Group, Inc. (LeaseNet), a $90 million leasing company located in Dublin, Ohio. Huntington paid cash to LeaseNet shareholders and issued 835,035 shares of common stock from treasury. See Huntington's Statement of Changes in Shareholders' Equity on page 66 for a detail of activity.

LINES OF BUSINESS DISCUSSION

         Below is a brief description of each line of business and a discussion of business segment results. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense. Financial information for each line of business, including a reconciliation to reported earnings, can also be found in Note 28 to the consolidated financial statements. The chief decision-makers for Huntington rely on operating basis earnings for review of performance and for critical decision-making purposes and, therefore, the information below is presented on an operating basis. During 2002, the previously reported segments, Retail Banking and Corporate Banking, were combined and renamed Regional Banking. In addition, changes were made in 2002 to the methodologies utilized for certain balance sheet and income statement allocations from Huntington's management reporting system. The prior periods have not been restated for these methodology changes. The following tables within each segment show performance on this basis for the most recent three years.

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

TABLE 19 - REGIONAL BANKING RESULTS


                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
(in thousands of dollars)                 2002             2001            2000
                                       ------------    ------------    ------------
Net interest income                    $    573,456    $    596,884    $    625,500
Provision for loan and lease losses         141,190          96,943          36,180
Non-interest income                         263,824         257,801         271,096
Non-interest expense                        525,162         490,943         537,331
                                       ------------    ------------    ------------
     Income before taxes                    170,928         266,799         323,085
Income taxes                                 59,825          93,380         111,438
                                       ------------    ------------    ------------
OPERATING EARNINGS                     $    111,103    $    173,419    $    211,647
                                       ============    ============    ============

         Regional Banking's operating earnings were $111.1 million in 2002 compared to $173.4 million for 2001 and $211.6 million for 2000. Net interest income decreased $23.4 million, or 4%, in 2002. Regional Banking provides net funds to Huntington's other business segments since its deposits exceed its loans and leases and, therefore, receives an earnings credit for those excess deposits. The declining interest rate environment resulted in lower credit for this deposit excess and margin compression in 2002.

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

         Non-interest income rose $6.0 million, or 2%, in 2002, following a $13.3 million, or 5%, decline in 2001. Service charges on deposit accounts increased 12% (personal 9% and corporate 14%) to $144.7 million. The growth in personal service charges was primarily attributable to a new pricing structure and deposit volume initiatives. The corporate increase was the result of customers choosing to pay fees in lieu of maintaining balances due to lower earnings credit paid to commercial checking customers. In addition, electronic banking fees increased 10%. These revenue increases were partially offset by a 12% decline in total mortgage banking income. Gross mortgage banking revenue increased commensurate with a 22% increase in closed loans, but significant impairment of mortgage servicing rights pushed total mortgage banking income down in 2002. The declining rate environment during the recent twelve months caused accelerated mortgage prepayment expectations and, therefore, recognition of asset impairment of capitalized mortgage servicing rights and increased amortization. Excluding mortgage banking income, non-interest income increased 11% in 2002.

         Non-interest expense was $525.2 million in 2002, up $34.2 million, or 7%, when compared to $490.9 million in 2001. Non-interest expense for 2001 was down $46.4 million, or 9%, from 2000. Personnel costs were $206.8 million, up 8%, compared with $190.7 million in 2001. The increase reflected investment in strengthening Regional Banking's management, business banking sales, and credit administration teams. In addition, this segment experienced increases in performance-based incentive compensation commensurate with production and revenue growth.

         Total Regional Banking average loans and leases for 2002 increased to $12.3 billion, or 6%, over 2001. Mortgage and home equity lending represented the majority of the growth in average earning assets. Average mortgage loans increased 46% from $815 million in 2001 to nearly $1.2 billion in 2002. Home equity loans and lines of credit increased 19% from $1.8 billion in 2001 to $2.2 billion in 2002. Commercial real estate loans for 2002 grew $213.6 million, or 7%, while average commercial loans were down $373.1 million, or 8%, from 2001.

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

         Regional Banking contributed 40% of operating earnings in 2002 and comprised 68% of Huntington's total loan and lease portfolio and 87% of total deposits at December 31, 2002.

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


TABLE 20 - DEALER SALES RESULTS

                                                  YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------
(in thousands of dollars)                 2002             2001              2000
                                       ------------    ------------     ------------
Net interest income                    $      6,782    $    (30,728)    $    (49,821)
Provision for loan and lease losses          44,573          29,655           17,098
Non-interest income                         687,061         712,444          656,262
Non-interest expense                        609,257         637,979          523,387
                                       ------------    ------------     ------------
     Income before taxes                     40,013          14,082           65,956
Income taxes                                 14,001           4,928           22,965
                                       ------------    ------------     ------------
OPERATING EARNINGS                     $     26,012    $      9,154     $     42,991
                                       ============    ============     ============

         Dealer Sales operating earnings were $26.0 million in 2002, compared to $9.2 million in 2001 and $43.0 million in 2000. Higher provision for loan and lease losses and losses on terminated operating leases, reflecting weakened economic conditions, higher bankruptcies, and a softer used car market, had an adverse impact on operating performance of this segment in 2002 and 2001. Since April 2002, Huntington began booking leases for automobiles as direct financing leases instead of operating leases.

         Net interest income was $6.8 million for 2002, compared with a negative $30.7 million for 2001. Net interest income was a negative $49.8 million for 2000. Net interest income was negative for 2001 and 2000 because the funding cost related to Dealer Sales' operating lease assets, which are non-interest earning assets, is included in interest expense, whereas the revenue is reported as a component of non-interest income. The change in net interest income is primarily from recording automobile leases as direct financing leases rather than operating leases as had been Huntington's practice prior to May 2002. Automobile loan balances increased $188.7 million to $3.0 billion during 2002 from $2.9 billion in 2001. Direct financing lease balances increased $767 million to $874 million in 2002, while operating lease inventory balances decreased $368 million to $2.6 billion. Total automobile loan and lease (direct financing and operating) originations were $3.5 billion in 2002 compared with $3.4 billion in 2001.

         The provision for loan and lease losses for 2002 increased $14.9 million from 2001 compared with an increase in 2001 of $12.6 million. The increase in provision expense is from the creation of additional allowance for losses on loans and leases as required by direct financing lease accounting.

         Non-interest income decreased $25.4 million, or 4%, from 2001, reflecting lower operating lease rental income. Non-interest expense decreased $28.7 million, reflecting lower depreciation expense on lower operating lease inventory balances.

         Dealer Sales contributed 10% and 37% of 2002 operating earnings and operating revenues, respectively.

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


TABLE 21 - PRIVATE FINANCIAL GROUP RESULTS
                                                 YEAR ENDED DECEMBER 31,
                                       --------------------------------------------
(in thousands of dollars)                 2002            2001             2000
                                       ------------    ------------    ------------
Net interest income                    $     35,403    $     36,323    $     30,502
Provision for loan and lease losses           3,477             408           1,279
Non-interest income                         108,817          91,986          57,442
Non-interest expense                        100,961          94,025          53,866
                                       ------------    ------------    ------------
     Income before taxes                     39,782          33,876          32,799
Income taxes                                 13,924          11,857          11,343
                                       ------------    ------------    ------------
OPERATING EARNINGS                     $     25,858    $     22,019    $     21,456
                                       ============    ============    ============

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

         PFG contributed 9% of operating earnings in 2002 and 8% of total revenues in 2002.

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


TABLE 22 - TREASURY / OTHER RESULTS
                                                   YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
(in thousands of dollars)                  2002             2001              2000
                                       ------------     ------------     ------------
Net interest income                    $    124,209     $     30,536     $    (28,717)
Provision for loan and lease losses              --               --               --
Non-interest income                          61,639           65,969           91,660
Non-interest expense                         69,584           96,636           39,467
                                       ------------     ------------     ------------
     Income before taxes                    116,264             (131)          23,476
Income taxes                                   (472)         (42,112)         (20,441)
                                       ------------     ------------     ------------
OPERATING EARNINGS                     $    116,736     $     41,981     $     43,917
                                       ============     ============     ============

         Treasury / Other reported operating earnings of $116.7 million in 2002, up significantly from the two preceding years. This primarily reflected the reduction in transfer pricing credits allocated to Regional Banking for its deposits, the maturity in late 2001 of $2 billion of interest rate swaps that had significant negative spreads, and the benefit of lower short-term interest rates, particularly with the steeper yield curve.

         Non-interest income for 2002 was $61.6 million compared with $66.0 million for 2001 reflecting the higher gains from securities transactions in the current year, increased Bank owned life insurance income, and revenue from trading activities. Non-interest expense for 2002 declined $27.1 million from 2001. This reflected a decline in the amortization of intangibles arising from the implementation of FASB Statement No. 142 and lower unallocated personnel costs offset by higher unallocated outside services and processing, equipment and occupancy, and telecommunication expenses.

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

         Fourth quarter 2002 earnings were $69.3 million, or $0.29 per common share. This compared with earnings of $55.0 million, or $0.22 per common share, in the year-ago fourth quarter, or earnings of $69.0 million, or $0.27 per common share excluding the impact associated with Huntington's strategic restructuring plan and the sold Florida banking and insurance operations. On this same comparative basis, 2002 fourth quarter earnings were down 6%, however, earnings per common share were flat, reflecting the benefit of the share repurchase program.

         Fully taxable equivalent net interest income for 2002 fourth quarter was up $11.7 million, or 6%, from the year-ago quarter. Excluding the impact of the sold Florida banking operations, fully taxable equivalent net interest income for 2002 fourth quarter increased $31.4 million, or 19%, reflecting a combination of a 16% increase in average earning assets, and a 6 basis point, or an effective 2%, increase in the net interest margin to 3.62% from 3.56%.

         The 16% increase in average earning assets from a year ago reflected a 15% increase in average securities and a 16% increase in average loans and leases. The increase in loans and leases was driven by a 36% increase in average consumer loans, including a 15% increase in home equity loans and lines, a 105% increase in residential mortgages, and a 44% increase in automobile loans and leases. Since April 2002, automobile leases were recorded as direct financing leases, which averaged $759 million in the 2002 fourth quarter. Automobile loans were up 19% from the year-ago fourth quarter. Total average commercial loans were down 3% and average commercial real estate loans increased 11% from the year-ago quarter.

         Non-interest income was $271.9 million, down $39.8 million, or 13%, from the year-ago quarter. Excluding from the year-ago quarter the impact of Huntington's strategic restructuring plan, as well as the impact of the sold Florida banking and insurance operations, non-interest income was down $21.1 million, or 7%, from a year earlier. Primarily contributing to this $21.1 million year-over-year decrease were a $29.3 million, or 16%, decrease in operating lease income and a $7.8 million, or 59%, decrease in mortgage banking income (primarily due to a mortgage servicing rights temporary impairment recorded in the fourth quarter of 2002). This was partially offset by a 17% increase in deposit service charges, a

9% increase in brokerage and insurance income, a 14% increase in other service charges, primarily electronic banking fees, and a 32% increase in other income.

         Non-interest expense was $329.3 million in the 2002 fourth quarter, down $54.9 million from the year-ago quarter, but up $7.4 million, or 2%, after excluding from that quarter $15.1 million in restructuring charges, as well as the expenses related to the sold Florida banking and insurance operations. This $7.4 million increase was primarily due to a $19.8 million, or 14%, decrease in operating lease expense, partially offset by a $17.0 million, or 18%, increase in personnel cost. Contributing to the increase in personnel costs were salary expense, incentive compensation, and benefit costs. The increased salary expense reflected higher staffing levels associated with the expansion of management and employee talent at all levels, including the credit workout area. Higher sales commissions were reflected across all lines of business. Higher fourth quarter benefit costs were somewhat offset by a credit of $1.5 million in gains related to stock received from the demutualization of certain insurance companies where Huntington owned related policies. Benefit costs were increased by year-end accruals related to medical, long-term disability, and pension expenses, which aggregated $9.1 million. Pension settlement losses for 2002 were $3.4 million and were recognized all in the fourth quarter.

         Outside data processing and other services was up $1.8 million, or 12%, and professional services decreased $3.0 million, or 25%. Net occupancy expense decreased $1.7 million, or 11%, due to a $1.5 million favorable settlement of a real estate tax appeal. Amortization of intangible expense declined $2.4 million due the implementation of FASB Statement No. 142 at the beginning of 2002. Other expense in the fourth quarter increased $15.2 million, due in part to impairment of an investment in an unconsolidated subsidiary that totaled $3.9 million. Non-interest expense for the fourth quarter 2002 included accrual adjustments that reduced total non-interest expense, in aggregate, by $0.7 million related to litigation, marketing, and charitable contributions. Huntington also recorded recoveries of previously recognized trust losses totaling $0.8 million, and the receipt of a legal settlement for $0.7 million related to a joint venture in which Huntington was a participant.

         Restructuring reserves of $7.2 million established in 1998 and 2001 were released in the 2002 fourth quarter based on management's assessment of future claims against these reserves. The release of reserves consisted of a $5.0 million legal settlement received by Huntington in December 2002 that related to the 1998 reserve and $2.2 million of reserves established in 2001. At December 31, 2002, Huntington had $4.1 million remaining in reserves established in 1998 for the exit of under performing business units and $14.4 million remaining in restructuring reserves established in 2001. Also, at December 31, 2002, Huntington had a contingency reserve of $1.8 million related to its August 2002 restructuring of its interest in Huntington Merchant Services, L.L.C.

         Net charge-offs for the 2002 fourth quarter were $83.2 million, or an annualized 1.83%, including $51.3 million in charge-offs associated with the fourth quarter special credit actions. Excluding these charge-offs, net charge-offs were $31.9 million, or 0.70%, of average loans and leases (annualized). Loan and lease loss provision expense in the fourth quarter was $51.2 million, up $4.2 million from the year-ago quarter after excluding from that quarter an additional $50.0 million charge to the provision, as well as $4.0 million related to the sold Florida banking operations.

         ROE and ROA were 12.0% and 0.96%, respectively, for the 2002 fourth quarter, compared to 11.9% and 1.12%, respectively, for the year-ago quarter, excluding the impact resulting from the strategic restructuring and sale of the Florida banking and insurance operations.

TABLE 23 - SELECTED QUARTERLY INCOME STATEMENTS


                                                            2002                                           2001
(in thousands, except per               -------------------------------------------  -----------------------------------------------
     share amounts)                      FOURTH       THIRD     SECOND      FIRST     Fourth          Third     Second       First
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------

NET INTEREST INCOME                     $ 199,179   $ 191,265  $ 180,261  $ 178,869  $ 188,035      $ 179,078  $ 177,254   $ 170,921
Provision for loan and lease losses        51,236      54,304     49,876     39,010    101,075         34,053     99,444      22,754
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE
  LOSSES                                  147,943     136,961    130,385    139,859     86,960        145,025     77,810     148,167
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
Operating lease income                    149,259     160,164    171,617    176,034    178,588        181,851    174,151     157,143
Service charges on deposit accounts        41,435      37,706     35,608     38,815     43,025         41,966     40,902      39,119
Brokerage and insurance                    16,431      13,943     17,677     18,792     20,966         19,912     19,388      18,768
Trust services                             15,306      14,997     16,247     15,501     15,321         15,485     15,178      14,314
Bank owned life insurance                  10,722      10,723     10,722     10,956     11,001         11,001      9,561       9,560
Mortgage banking                            5,530       2,594      7,835     16,074     14,082         13,308     18,168       8,960
Other service charges and fees             10,890      10,837     10,529     10,632     12,552         12,350     12,217      11,098
Gain on sale of Florida operations             --          --         --    182,470         --             --         --          --
Merchant Services gain                         --      24,550         --         --         --             --         --          --
Securities gains (losses)                   2,339       1,140        966        457         89          1,059     (2,503)      2,078
Other                                      19,943      21,948     17,513     12,802     16,005         15,533     14,619      13,127
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
TOTAL NON-INTEREST INCOME                 271,855     298,602    288,714    482,533    311,629        312,465    301,681     274,167
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
Operating lease expense                   120,747     125,743    131,695    140,785    140,575        138,538    158,437     121,076
Personnel costs                           110,231     100,662     99,115    108,029    111,306        115,335    116,048     111,521
Equipment                                  17,337      17,378     16,659     16,949     20,593         20,151     19,844      19,972
Outside data processing and other
  services                                 17,209      15,128     16,592     18,439     17,992         17,375     17,671      16,654
Net occupancy                              13,370      14,676     14,504     16,989     19,766         19,082     18,004      19,597
Professional services                       9,111       9,680      7,864      6,430     12,321          6,863      7,714       5,964
Marketing                                   6,186       7,491      7,231      7,003      6,345          6,921      7,852       9,939
Telecommunications                          5,714       5,609      5,320      6,018      6,793          6,859      7,207       7,125
Printing and supplies                       3,999       3,679      3,683      3,837      4,293          4,450      4,565       5,059
Franchise and other taxes                   2,532       2,283      2,313      2,328      2,893          2,470      2,246       2,120
Amortization of intangible assets             204         204        235      1,376     10,100         10,114     10,435      10,576
Restructuring (releases) charges           (7,211)         --         --     56,184     15,143         50,817     13,997          --
Other                                      29,880      16,963     18,535     17,229     16,083         25,648      6,887      33,091
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
TOTAL NON-INTEREST EXPENSE                329,309     319,496    323,746    401,596    384,203        424,623    390,907     362,694
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
INCOME BEFORE INCOME TAXES                 90,489     116,067     95,353    220,796     14,386         32,867    (11,416)     59,640
Income taxes                               21,226      28,052     24,375    125,321    (40,657)(1)        886    (12,548)     13,000
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
NET INCOME                              $  69,263   $  88,015  $  70,978  $  95,475  $  55,043      $  31,981  $   1,132   $  46,640
                                        =========   =========  =========  =========  =========      =========  =========   =========


NET INCOME PER COMMON SHARE -- DILUTED  $    0.29   $    0.36  $    0.29  $    0.38  $    0.22      $    0.13  $    0.00   $    0.19
CASH DIVIDENDS DECLARED PER COMMON
   SHARE                                $    0.16   $    0.16  $    0.16  $    0.16  $    0.16      $    0.16  $    0.20   $    0.20

REVENUE - FULLY TAXABLE EQUIVALENT
   (FTE)
Net Interest Income                     $ 199,179   $ 191,265  $ 180,261  $ 178,869  $ 188,035      $ 179,078  $ 177,254   $ 170,921
Tax Equivalent Adjustment (2)               1,869       1,096      1,071      1,169      1,292          1,442      1,616       2,002
                                        ---------   ---------  ---------  ---------  ---------      ---------  ---------   ---------
NET INTEREST INCOME - FTE               $ 201,048   $ 192,361  $ 181,332  $ 180,038  $ 189,327      $ 180,520  $ 178,870   $ 172,923
                                        =========   =========  =========  =========  =========      =========  =========   =========


(1) Reflects a $32.5 million reduction related to the issuance of $400 million of REIT subsidiary preferred stock, of which $50 million was sold to the public.

(2)      Calculated assuming a 35% tax rate.

TABLE 24 - QUARTERLY STOCK SUMMARY, KEY RATIOS AND STATISTICS, AND CAPITAL DATA

QUARTERLY COMMON STOCK SUMMARY


                                                                2002                                      2001
                                               ----------------------------------------  ----------------------------------------

(in thousands, except per share amounts)       FOURTH     THIRD     SECOND     FIRST       FOURTH    THIRD     SECOND     FIRST
                                               -------  ---------  ---------  ---------  ---------  --------  --------  ---------

COMMON STOCK PRICE
   High                                        $19.980  $  20.430  $  21.770  $  20.310  $  17.490  $ 19.280  $ 17.000  $  18.000
   Low                                          16.160     16.000     18.590     16.660     14.510    15.150    13.875     12.625
   Close                                        18.710     18.190     19.420     19.700     17.190    17.310    16.375     14.250
   Average daily closing price                  18.769     19.142     20.089     18.332     16.269    17.696    14.936     15.258

DIVIDENDS
Cash dividends declared on common stock        $  0.16  $    0.16  $    0.16  $    0.16  $    0.16  $   0.16  $   0.20  $    0.20

COMMON SHARES OUTSTANDING

Average -- Basic                               233,581    239,925    246,106    250,749    251,193   251,148   251,024    250,998
Average -- Diluted                             235,083    241,357    247,867    251,953    251,858   252,203   251,448    251,510
Ending                                         232,879    237,544    242,920    249,992    251,194   251,193   251,057    251,002

COMMON SHARE REPURCHASE PROGRAM

Authorized under repurchase program                                              22,000
Number of shares repurchased                     4,110      6,262     7,329       1,458
                                               -------  ---------  --------   ---------

Remaining shares authorized to repurchase (1)    2,841      6,951    13,213      20,542
                                               =======  =========  ========   =========


Note: Intra-day and closing stock price quotations were obtained from NASDAQ.

QUARTERLY KEY RATIOS AND STATISTICS


                                                           2002                                       2001
                                        -----------------------------------------   -----------------------------------------
                                         FOURTH      THIRD     SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                        --------   --------   --------   --------   --------   --------   --------   --------
MARGIN ANALYSIS - AS A %
OF AVERAGE EARNING ASSETS (2)
Interest income                             5.99%      6.26%      6.61%      6.46%      6.90%      7.50%      7.80%      8.22%
Interest expense                            2.37%      2.57%      2.67%      2.93%      3.44%      4.20%      4.55%      5.03%
                                        --------   --------   --------   --------   --------   --------   --------   --------

     NET INTEREST MARGIN                    3.62%      3.69%      3.94%      3.53%      3.46%      3.30%      3.25%      3.19%
                                        ========   ========   ========   ========   ========   ========   ========   ========


Return on average assets                    1.03%      1.36%      1.15%      1.46%      0.78%      0.45%      0.02%      0.67%
Return on average shareholders' equity      12.9%      16.0%      12.6%      16.9%       9.5%       5.5%       0.2%       8.1%


CAPITAL DATA - END OF PERIOD


                                                   2002                                             2001
                                 -------------------------------------------   -------------------------------------------------
(in millions of dollars)          FOURTH      THIRD     SECOND      FIRST       FOURTH        THIRD        SECOND       FIRST
                                 --------   --------   --------   ----------   ----------   ----------   ----------   ----------
Total Risk-Adjusted Assets       $ 27,030   $ 26,128   $ 25,120   $   24,786   $   27,736   $   27,592   $   27,219   $   27,079

Tier 1 Risk-Based Capital Ratio      8.34%      8.84%      9.45%       10.02%        7.02%        6.78%        6.86%        7.03%
Total Risk-Based Capital Ratio      11.25%     11.81%     12.49%       13.17%       10.07%        9.86%        9.96%       10.04%
Tier 1 Leverage Ratio                8.51%      9.08%      9.63%        9.46%        7.16%        6.88%        6.78%        6.94%

Tangible Equity / Asset Ratio        7.24%      7.66%      8.19%        8.78%        5.87%        5.86%        5.76%        5.82%



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

         For analytical purposes in understanding performance trends and for decision making, management reviews and analyzes certain data, including Line of Business performance, on an "operating basis", which excludes the impact of these items and the operating results of the Florida operations sold as summarized and presented in Tables 25 through 28. The specific tables included in this section that reconcile reported, or GAAP, financial results to operating results include:

         o Table 25 - Reconciliation of Reported Earnings to Operating Earnings (2002, 2001 and 2000),

         o Table 26 - Annual Income Statements, Selected Balance Sheet and Financial Data (2002, 2001 and 2000),

         o Table 27 - Consolidated Average Balance Sheets and Net Interest Margin Analysis (2002, 2001 and 2000), and

         o Table 28 - Selected Quarterly Income Statements - Reconciliation of Reported to Operating Basis (2002 and 2001).

OPERATING BASIS SUMMARY REVIEW OF PERFORMANCE

         Earnings on an operating basis for 2002 were $279.7 million, or $1.15 per common share, compared with $246.6 million, or $0.98 per common share in 2001, and $320.0 million, or $1.28 per common share in 2000. On this same basis, ROE and ROA for 2002 were 12.6% and 1.10%, respectively, compared with 10.6% and 0.99%, respectively, for 2001, and 14.2% and 1.25%, respectively, in 2000.

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

2002

         The sale of the Florida banking operations to SunTrust Banks, Inc., which closed February 15, 2002, included 143 banking offices and 456 ATMs, with approximately $2.8 billion in loans and other tangible assets, and $4.8 billion in deposits and other liabilities. Huntington's Florida insurance operation, the Orlando-based J. Rolfe Davis Insurance Agency, Inc. (JRD), was sold on July 2, 2002 to members of its management team. The JRD sale did not materially affect Huntington's 2002 financial results and is not expected to materially affect Huntington's future financial results. Huntington remains committed to growing its other insurance business in markets served by its retail and commercial banking operations. A pre-tax gain of $182.5 million ($61.4 million after-tax, or $0.25 per share) on the sale of the Florida banking operations was recorded in 2002 and was included in non-interest income in Tables 25 and 26. Huntington recorded $49.0 million of pre-tax restructuring charges ($31.8 million after-tax, or $0.13 per share) in 2002, which included the release of $7.2 million of reserves in the fourth quarter 2002, as reflected in non-interest expense. Combined with amounts recorded in 2001, pre-tax restructuring charges related to the Plan totaled $199.4 million ($129.6 million after-tax, or $0.52 per share).

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

         The presentation of the Florida operations in Table 25 differs from the disclosure presented in Note 6 to the consolidated financial statements because
Note 6 reflects only the after-tax restructuring charges for 2002 related to the Florida operations, which totaled $21.3 million ($32.7 million pre-tax). Because the disclosure in Note 6 was intended only to show the pro forma impact without the Florida operations, non-Florida related after-tax restructuring charges of $15.2 million ($23.5 million pre-tax) as well as the Merchant Services restructuring gain are included in the 2002 pro forma results (unaudited) presented in Note 6 but are excluded from operating earnings as presented in Table 26.

TABLE 25 - RECONCILIATION OF REPORTED EARNINGS TO OPERATING EARNINGS


                                                           GAIN ON SALE OF
                                                         FLORIDA OPERATIONS/
                                                            RESTRUCTURING
  (in thousands of dollars,               REPORTED            AND OTHER              FLORIDA        OPERATING
  except per share amounts)               EARNINGS              ITEMS               OPERATIONS       EARNINGS
                                         ------------    -------------------       ------------    ------------
2002

Net interest income                      $    749,574        $         --          $      9,724    $    739,850
Provision for loan and lease losses           194,426                  --                 5,186         189,240
Securities gains                                4,902                  --                    --           4,902
Non-interest income                         1,129,782                  --                13,343       1,116,439
Gain on sale of Florida operations            182,470             182,470                    --              --
Merchant Services gain                         24,550              24,550                    --              --
Non-interest expense                        1,325,174                  --                20,210       1,304,964
Restructuring charges                          48,973              48,973                    --              --
                                         ------------        ------------          ------------    ------------
PRE-TAX INCOME                                522,705             158,047                (2,329)        366,987
INCOME TAXES                                  198,974             112,500                  (804)         87,278
                                         ------------        ------------          ------------    ------------
NET INCOME                               $    323,731        $     45,547          $     (1,525)   $    279,709
                                         ============        ============          ============    ============

NET INCOME PER COMMON SHARE -- DILUTED   $       1.33        $       0.19          $      (0.01)   $       1.15
                                         ============        ============          ============    ============


2001

Net interest income                      $    715,288        $         --          $     82,273    $    633,015
Provision for loan and lease losses           257,326             115,199                15,121         127,006
Securities gains (losses)                         723              (5,250)                   --           5,973
Non-interest income                         1,199,219                  --                76,992       1,122,227
Non-interest expense                        1,482,470                  --               162,887       1,319,583
Restructuring charges                          79,957              79,957                    --              --
                                         ------------        ------------          ------------    ------------
Pre-tax income                                 95,477            (200,406)              (18,743)        314,626
Income taxes                                  (39,319)           (102,642)               (4,730)         68,053
                                         ------------        ------------          ------------    ------------
Net income                               $    134,796        $    (97,764)         $    (14,013)   $    246,573
                                         ============        ============          ============    ============

Net income per common share -- diluted   $       0.54        $      (0.39)         $      (0.05)   $       0.98
                                         ============        ============          ============    ============


2000

Net interest income                      $    670,110        $         --          $     92,646    $    577,464
Provision for loan and lease losses            61,464                  --                 6,907          54,557
Securities gains                               37,101                  --                    --          37,101
Non-interest income                         1,086,101                  --                46,742       1,039,359
Non-interest expense                        1,283,131                  --               129,080       1,154,051
Restructuring charges                              --                  --                    --              --
                                         ------------        ------------          ------------    ------------
Pre-tax income                                448,717                  --                 3,401         445,316
Income taxes                                  126,299                  --                   994         125,305
                                         ------------        ------------          ------------    ------------
Net income                               $    322,418        $         --          $      2,407    $    320,011
                                         ============        ============          ============    ============

Net income per common share -- diluted   $       1.29        $         --          $       0.01    $       1.28
                                         ============        ============          ============    ============

TABLE 26 - ANNUAL INCOME STATEMENTS, SELECTED BALANCE SHEET AND FINANCIAL DATA
         - RECONCILIATION OF REPORTED TO OPERATING BASIS



                                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------------------
                                                             2002                                         2001
                                             ---------------------------------------    -------------------------------------------

(in thousands, except per share amounts)      Reported     Adjust.(1)      Operating      Reported       Adjust.(1)      Operating
                                             ----------    ----------     ----------    -----------     -----------     -----------
NET INTEREST INCOME                          $  749,574    $   (9,724)    $  739,850    $   715,288     $   (82,273)    $   633,015
Provision for loan and lease losses             194,426        (5,186)       189,240        257,326        (130,320)        127,006
                                             ----------    ----------     ----------    -----------     -----------     -----------

Net Interest Income After
  PROVISION FOR LOAN AND LEASE LOSSES           555,148        (4,538)       550,610        457,962          48,047         506,009
                                             ----------    ----------     ----------    -----------     -----------     -----------
Operating lease income                          657,074            --        657,074        691,733              --         691,733
Service charges on deposit accounts             153,564        (4,248)       149,316        165,012         (31,446)        133,566
Brokerage and insurance income                   66,843        (6,915)        59,928         79,034         (24,608)         54,426
Trust services                                   62,051          (405)        61,646         60,298          (2,702)         57,596
Mortgage banking                                 32,033            79         32,112         54,518          (3,330)         51,188
Bank owned life insurance                        43,123            --         43,123         41,123              --          41,123
Other service charges and fees                   42,888        (1,514)        41,374         48,217         (11,290)         36,927
Gain on sale of Florida operations              182,470      (182,470)            --             --              --              --
Merchant Services gain                           24,550       (24,550)            --             --              --              --
Securities gains                                  4,902            --          4,902            723           5,250           5,973
Other                                            72,206          (340)        71,866         59,284          (3,616)         55,668
                                             ----------    ----------     ----------    -----------     -----------     -----------
TOTAL NON-INTEREST INCOME                     1,341,704      (220,363)     1,121,341      1,199,942         (71,742)      1,128,200
                                             ----------    ----------     ----------    -----------     -----------     -----------
Operating lease expense                         518,970            --        518,970        558,626              --         558,626
Personnel costs                                 418,037       (11,522)       406,515        454,210         (73,695)        380,515
Equipment                                        68,323        (1,418)        66,905         80,560          (9,997)         70,563
Outside data processing and other services       67,368        (1,342)        66,026         69,692         (10,406)         59,286
Net occupancy                                    59,539        (2,582)        56,957         76,449         (18,129)         58,320
Marketing                                        27,911           159         28,070         31,057          (4,396)         26,661
Professional services                            33,085          (161)        32,924         32,862            (782)         32,080
Telecommunications                               22,661          (754)        21,907         27,984          (4,693)         23,291
Printing and supplies                            15,198          (330)        14,868         18,367          (3,377)         14,990
Franchise and other taxes                         9,456            (2)         9,454          9,729             (60)          9,669
Amortization of intangible assets                 2,019        (1,157)           862         41,225         (30,180)         11,045
Restructuring charges                            48,973       (48,973)            --         79,957         (79,957)             --
Other                                            82,607        (1,101)        81,506         81,709          (7,172)         74,537
                                             ----------    ----------     ----------    -----------     -----------     -----------
TOTAL NON-INTEREST EXPENSE                    1,374,147       (69,183)     1,304,964      1,562,427        (242,844)      1,319,583
                                             ----------    ----------     ----------    -----------     -----------     -----------
INCOME BEFORE INCOME TAXES                      522,705      (155,718)       366,987         95,477         219,149         314,626
Income taxes                                    198,974      (111,696)        87,278        (39,319)        107,372          68,053
                                             ----------    ----------     ----------    -----------     -----------     -----------
NET INCOME                                   $  323,731    $  (44,022)    $  279,709    $   134,796     $   111,777     $   246,573
                                             ==========    ==========     ==========    ===========     ===========     ===========

PER COMMON SHARE (2)
    Net income - basic                       $     1.34    $    (0.19)    $     1.15    $      0.54     $      0.44     $      0.98
    Net income - diluted                           1.33         (0.18)          1.15           0.54            0.44            0.98
  Cash dividends declared                          0.64          0.00           0.64           0.72            0.00            0.72

NET INTEREST INCOME (FTE)
   Net Interest Income                       $  749,574    $   (9,724)       739,850    $   715,288     $   (82,273)    $   633,015
   Tax Equivalent Adjustment (3)                  5,205            --          5,205          6,352              --           6,352
                                             ----------    ----------     ----------    -----------     -----------     -----------
Net Interest Income (FTE)                       754,779        (9,724)       745,055        721,640         (82,273)        639,367
Non-Interest Income                           1,341,704      (220,363)     1,121,341      1,199,942         (71,742)      1,128,200
                                             ----------    ----------     ----------    -----------     -----------     -----------
TOTAL REVENUE (FTE)                          $2,096,483    $ (230,087)    $1,866,396    $ 1,921,582     $  (154,015)    $ 1,767,567
                                             ==========    ==========     ==========    ===========     ===========     ===========



KEY RATIOS AND STATISTICS
Return on average assets                           1.25%        (0.15)%         1.10%          0.48%           0.51%           0.99%
Return on average shareholders' equity             14.6          (2.0)          12.6            5.8             4.8            10.6
Net interest margin (FTE)                          3.62          0.01           3.63           3.29            0.01            3.30
Efficiency ratio (4)                               70.2          (0.1)          70.1           75.0            (0.7)           74.3
Effective tax rate                                 38.1         (14.3)          23.8          (41.2)           62.8            21.6

(1)      See page 52 for definition of adjustments.

(2)      2000 adjusted for the stock dividend paid July 2000.

(3) Represents the tax-exempt portion of net interest income increased by an amount equivalent to taxes that would have been paid if this income had been taxed at a 35% statutory tax rate.

(4) Calculated on revenue, excluding gains, and expenses excluding amortization of intangible assets and restructuring charges.

TABLE 26 - ANNUAL INCOME STATEMENTS, SELECTED BALANCE SHEET AND FINANCIAL DATA
         - RECONCILIATION OF REPORTED TO OPERATING BASIS


                                                      YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                                2000
                                             ---------------------------------------------
(in thousands, except per share amounts)       Reported       Adjust. (1)      Operating
                                             ------------    ------------     ------------
NET INTEREST INCOME                          $    670,110    $    (92,646)    $    577,464
Provision for loan and lease losses                61,464          (6,907)          54,557
                                             ------------    ------------     ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES             608,646         (85,739)         522,907
                                             ------------    ------------     ------------
Operating lease income                            623,835              --          623,835
Service charges on deposit accounts               161,426         (30,976)         130,450
Brokerage and insurance income                     61,871            (115)          61,756
Trust services                                     53,613          (2,719)          50,894
Mortgage banking                                   32,772              --           32,772
Bank owned life insurance                          39,544              --           39,544
Other service charges and fees                     43,883         (10,900)          32,983
Gain on sale of Florida operations                     --              --               --
Merchant Services gain                                 --              --               --
Securities gains                                   37,101              --           37,101
Other                                              69,157          (2,032)          67,125
                                             ------------    ------------     ------------
TOTAL NON-INTEREST INCOME                       1,123,202         (46,742)       1,076,460
                                             ------------    ------------     ------------
Operating lease expense                           494,800              --          494,800
Personnel costs                                   396,230         (51,825)         344,405
Equipment                                          78,069          (7,345)          70,724
Outside data processing and other services         62,011          (4,788)          57,223
Net occupancy                                      75,197         (17,333)          57,864
Marketing                                          34,884          (1,683)          33,201
Professional services                              22,721            (530)          22,191
Telecommunications                                 26,225          (3,091)          23,134
Printing and supplies                              19,634          (3,387)          16,247
Franchise and other taxes                          11,077             (61)          11,016
Amortization of intangible assets                  39,207         (29,256)           9,951
Restructuring charges                                  --              --               --
Other                                              23,076          (9,781)          13,295
                                             ------------    ------------     ------------
TOTAL NON-INTEREST EXPENSE                      1,283,131        (129,080)       1,154,051
                                             ------------    ------------     ------------
INCOME BEFORE INCOME TAXES                        448,717          (3,401)         445,316
Income taxes                                      126,299            (994)         125,305
                                             ------------    ------------     ------------
NET INCOME                                   $    322,418    $     (2,407)    $    320,011
                                             ============    ============     ============


PER COMMON SHARE (2)
    Net income - basic                       $       1.30    $      (0.01)    $       1.29
    Net income - diluted                             1.29           (0.01)            1.28
  Cash dividends declared                            0.76            0.00             0.76

NET INTEREST INCOME (FTE)
   Net Interest Income                       $    670,110    $    (92,646)    $    577,464
   Tax Equivalent Adjustment (3)                    8,310              --            8,310
                                             ------------    ------------     ------------
Net Interest Income (FTE)                         678,420         (92,646)         585,774
Non-Interest Income                             1,123,202         (46,742)       1,076,460
                                             ------------    ------------     ------------
TOTAL REVENUE (FTE)                          $  1,801,622    $   (139,388)    $  1,662,234
                                             ============    ============     ============



KEY RATIOS AND STATISTICS
Return on average assets                             1.12%           0.13%            1.25%
Return on average shareholders' equity               14.3            (0.1)            14.2
Net interest margin (FTE)                            3.00           (0.11)            2.89
Efficiency ratio (4)                                 70.5            (0.1)            70.4
Effective tax rate                                   28.1             0.0             28.1

(1)      See page 52 for definition of adjustments.

(2)      2000 adjusted for the stock dividend paid July 2000.

(3) Represents the tax-exempt portion of net interest income increased by an amount equivalent to taxes that would have been paid if this income had been taxed at a 35% statutory tax rate.

(4) Calculated on revenue, excluding gains, and expenses excluding amortization of intangible assets and restructuring charges.

TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
         - RECONCILIATION OF REPORTED TO OPERATING BASIS


                                                                              AVERAGE BALANCE
                                               --------------------------------------------------------------------------
                                                             2002                                 2001
                                               -----------------------------------  -----------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)             Reported   Adjust. (1)    Operating  Reported   Adjust. (1)    Operating
                                               --------   -----------    ---------  --------   -----------    ---------

ASSETS
Interest bearing deposits in banks             $     33   $        --    $     33   $      7   $        --    $      7
Trading account securities                            7            --           7         25            --          25
Federal funds sold and securities purchased
   under resale agreements                           72            --          72        107            --         107
Mortgages held for sale                             322            --         322        360            --         360
Securities: (3)
      Taxable                                     2,859            --       2,859      3,144            --       3,144
      Tax exempt                                    135            --         135        174            --         174
                                               --------   -----------    --------   --------   -----------    --------
           Total Securities                       2,994            --       2,994      3,318            --       3,318
                                               --------   -----------    --------   --------   -----------    --------
Loans and leases:
     Commercial loans                             5,679            94       5,585      6,650           747       5,903
     Real estate
          Construction (4)                        1,216            13       1,203      1,221           109       1,112
          Commercial                              2,378            41       2,337      2,340           306       2,034
     Consumer
           Automobile loans and leases            3,196            42       3,154      2,839           325       2,514
           Home equity                            3,085           104       2,981      3,398           713       2,685
           Residential mortgage (4)               1,438            29       1,409      1,048           239         809
           Other loans                              425            15         410        590           114         476
                                               --------   -----------    --------   --------   -----------    --------
           Total consumer                         8,144           190       7,954      7,875         1,391       6,484
                                               --------   -----------    --------   --------   -----------    --------
Total loans and leases                           17,417           338      17,079     18,086         2,553      15,533
                                               --------   -----------    --------   --------   -----------    --------
Allowance for loan and lease losses                 374             2         372        307            34         273
                                               --------   -----------    --------   --------   -----------    --------
Net loans and leases                             17,043           336      16,707     17,779         2,519      15,260
                                               --------   -----------    --------   --------   -----------    --------
Total earning assets /
   interest income / average rates               20,845           338      20,507     21,903         2,553      19,350
                                               --------   -----------    --------   --------   -----------    --------
Operating lease assets                            2,602            --       2,602      2,970            --       2,970
Cash and due from banks                             757            12         745        912            81         831
Intangible assets                                   293            86         207        736           540         196
All other assets                                  1,800             3       1,797      1,863            73       1,790
                                               --------   -----------    --------   --------   -----------    --------
TOTAL ASSETS                                   $ 25,923   $       437    $ 25,486   $ 28,077   $     3,213    $ 24,864
                                               ========   ===========    ========   ========   ===========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits             $  2,902   $        75    $  2,827   $  3,304   $       581    $  2,723
     Interest bearing demand deposits             5,161           193       4,968      5,005         1,386       3,619
     Savings deposits                             2,853            66       2,787      3,478           552       2,926
     Other domestic time deposits                 4,349           228       4,121      5,883         1,813       4,070
                                               --------   -----------    --------   --------   -----------    --------
          Total core deposits                    15,265           562      14,703     17,670         4,332      13,338
                                               --------   -----------    --------   --------   -----------    --------
Domestic time deposits of $100,000 or more          851            21         830      1,280           209       1,071
Brokered time deposits and negotiable CDs           731            --         731        128            --         128
Foreign time deposits                               337            --         337        283             6         277
                                               --------   -----------    --------   --------   -----------    --------
     Total deposits                              17,184           583      16,601     19,361         4,547      14,814
                                               --------   -----------    --------   --------   -----------    --------
Short-term borrowings                             2,128            18       2,110      2,325           137       2,188
Medium-term notes                                 1,865          (167)      2,032      2,024        (1,471)      3,495
Federal Home Loan Bank advances                     279            --         279         19            --          19
Subordinated notes and other long-term debt,
   including preferred capital securities         1,198            --       1,198      1,161            --       1,161
                                               --------   -----------    --------   --------   -----------    --------
     Total interest bearing liabilities /
        interest expense / average rates         19,752           359      19,393     21,586         2,632      18,954
                                               --------   -----------    --------   --------   -----------    --------
All other liabilities                             1,053             3       1,050        859            --         859
Shareholders' equity                              2,216            --       2,216      2,328            --       2,328
                                               --------   -----------    --------   --------   -----------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 25,923   $       437    $ 25,486   $ 28,077   $     3,213    $ 24,864
                                               ========   ===========    ========   ========   ===========    ========



                                                        AVERAGE BALANCE
                                               ----------------------------------
                                                               2000
                                               ----------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)             Reported   Adjust. (1)   Operating
                                               --------   -----------    --------

ASSETS
Interest bearing deposits in banks             $      6   $        --    $      6
Trading account securities                           15            --          15
Federal funds sold and securities purchased
   under resale agreements                           87            --          87
Mortgages held for sale                             109            --         109
Securities: (3)
      Taxable                                     4,316            --       4,316
      Tax exempt                                    273            --         273
                                               --------   -----------    --------
           Total Securities                       4,589            --       4,589
                                               --------   -----------    --------
Loans and leases:
     Commercial loans                             6,450           647       5,803
     Real estate
          Construction (4)                        1,184           227         957
          Commercial                              2,186           286       1,900
     Consumer
           Automobile loans and leases            3,123           210       2,913
           Home equity                            2,990           552       2,438
           Residential mortgage (4)               1,379           377       1,002
           Other loans                              530            69         461
                                               --------   -----------    --------
           Total consumer                         8,022         1,208       6,814
                                               --------   -----------    --------
Total loans and leases                           17,842         2,368      15,474
                                               --------   -----------    --------
Allowance for loan and lease losses                 274           (20)        294
                                               --------   -----------    --------
Net loans and leases                             17,568         2,388      15,180
                                               --------   -----------    --------
Total earning assets /
   interest income / average rates               22,648         2,368      20,280
                                               --------   -----------    --------
Operating lease assets                            2,751            --       2,751
Cash and due from banks                           1,008           182         826
Intangible assets                                   709           557         152
All other assets                                  1,818            26       1,792
                                               --------   -----------    --------
TOTAL ASSETS                                   $ 28,660   $     3,153    $ 25,507
                                               ========   ===========    ========

Liabilities and Shareholders' Equity
Core deposits
     Non-interest bearing deposits             $  3,421   $       600    $  2,821
     Interest bearing demand deposits             4,291         1,194       3,097
     Savings deposits                             3,563           576       2,987
     Other domestic time deposits                 5,872         1,734       4,138
                                               --------   -----------    --------
          Total core deposits                    17,147         4,104      13,043
                                               --------   -----------    --------
Domestic time deposits of $100,000 or more        1,502           209       1,293
Brokered time deposits and negotiable CDs           502            --         502
Foreign time deposits                               539             3         536
                                               --------   -----------    --------
     Total deposits                              19,690         4,316      15,374
                                               --------   -----------    --------
Short-term borrowings                             1,966           102       1,864
Medium-term notes                                 2,894        (1,269)      4,163
Federal Home Loan Bank advances                      13            --          13
Subordinated notes and other long-term debt,
   including preferred capital securities         1,111            --       1,111
                                               --------   -----------    --------
     Total interest bearing liabilities /
        interest expense / average rates         22,253         2,549      19,704
                                               --------   -----------    --------
All other liabilities                               735             4         731
Shareholders' equity                              2,251            --       2,251
                                               --------   -----------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 28,660   $     3,153    $ 25,507
                                               ========   ===========    ========







(1)      See page 52 for definition of adjustments.

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

TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
         - RECONCILIATION OF REPORTED TO OPERATING BASIS



                                                                         INTEREST INCOME / EXPENSE
                                               ---------------------------------------------------------------------------------
                                                                 2002                                   2001
                                               -----------------------------------   -------------------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)              Reported    Adjust. (1)  Operating     Reported      Adjust. (1)    Operating
                                               ----------   -----------  ---------   ------------   ------------    ------------
EARNING ASSETS
Interest bearing deposits in banks             $      0.8   $      --    $     0.8   $        0.2   $         --    $        0.2
Trading account securities                            0.3          --          0.3            1.3             --             1.3
Federal funds sold and securities purchased
   under resale agreements                            1.1          --          1.1            4.5             --             4.5
Mortgages held for sale                              20.5          --         20.5           25.0             --            25.0
Securities: (3)
      Taxable                                       173.0          --        173.0          206.9             --           206.9
      Tax exempt                                     10.1          --         10.1           13.0             --            13.0
                                               ----------   ---------    ---------   ------------   ------------    ------------
           Total Securities                         183.1          --        183.1          219.9             --           219.9
                                               ----------   ---------    ---------   ------------   ------------    ------------
Loans and leases:
     Commercial loans                               319.4         5.8        313.6          480.5           57.7           422.8
     Real estate
          Construction (4)                           57.1         0.7         56.4           86.4            8.3            78.1
          Commercial                                147.4         2.6        144.8          177.3           22.4           154.9
     Consumer
           Automobile loans and leases              261.1         3.8        257.3          255.0           25.0           230.0
           Home equity                              183.9         8.2        175.7          279.7           62.4           217.3
           Residential mortgage (4)                  91.4         2.0         89.4           81.7           18.3            63.4
           Other loans                               32.3         1.3         31.0           49.6           11.0            38.6
                                               ----------   ---------    ---------   ------------   ------------    ------------
           Total consumer                           568.7        15.3        553.4          666.0          116.7           549.3
                                               ----------   ---------    ---------   ------------   ------------    ------------
Total loans and leases                            1,092.6        24.4      1,068.2        1,410.2          205.1         1,205.1
                                               ----------   ---------    ---------   ------------   ------------    ------------
Total earning assets /
   interest income / average rates                1,298.4        24.4      1,274.0        1,661.1          205.1         1,456.0
                                               ----------   ---------    ---------   ------------   ------------    ------------




INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits                     --          --           --             --             --              --
     Interest bearing demand deposits                89.5         3.6         85.9          134.0           38.4            95.6
     Savings deposits                                50.0         1.4         48.6          106.2           16.5            89.7
     Other domestic time deposits                   195.2        11.4        183.8          329.7          102.2           227.5
                                               ----------   ---------    ---------   ------------   ------------    ------------
          Total core deposits                       334.7        16.4        318.3          569.9          157.1           412.8
                                               ----------   ---------    ---------   ------------   ------------    ------------
Domestic time deposits of $100,000 or more           28.8         1.0         27.8           66.8           11.7            55.1
Brokered time deposits and negotiable CDs            17.3          --         17.3            6.6             --             6.6
Foreign time deposits                                 4.9          --          4.9           10.8            0.2            10.6
                                               ----------   ---------    ---------   ------------   ------------    ------------
     Total deposits                                 385.7        17.4        368.3          654.1          169.0           485.1
                                               ----------   ---------    ---------   ------------   ------------    ------------
Short-term borrowings                                42.7         0.2         42.5           95.8            4.4            91.4
Medium-term notes                                    61.7        (3.0)        64.7          121.7          (50.5)          172.2
Federal Home Loan Bank advances                       5.6          --          5.6            1.2             --             1.2
Subordinated notes and other long-term debt,
   including preferred capital securities            47.9         0.1         47.8           66.7             --            66.7
                                               ----------   ---------    ---------   ------------   ------------    ------------
     Total interest bearing liabilities /
        interest expense / average rates            543.6        14.7        528.9          939.5          122.9           816.6
                                               ----------   ---------    ---------   ------------   ------------    ------------



NET INTEREST INCOME                            $    754.8   $     9.7    $   745.1   $      721.6   $       82.2    $      639.4
                                               ==========   =========    =========   ============   ============    ============


                                                        INTEREST INCOME / EXPENSE
                                               -------------------------------------------
                                                                   2000
                                               -------------------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)              Reported      Adjust. (1)     Operating
                                               ------------   ------------    ------------

EARNING ASSETS
Interest bearing deposits in banks             $        0.3   $         --    $        0.3
Trading account securities                              1.1             --             1.1
Federal funds sold and securities purchased
   under resale agreements                              5.5             --             5.5
Mortgages held for sale                                 8.7             --             8.7
Securities: (3)
      Taxable                                         269.5             --           269.5
      Tax exempt                                       20.8             --            20.8
                                               ------------   ------------    ------------
           Total Securities                           290.3             --           290.3
                                               ------------   ------------    ------------
Loans and leases:
     Commercial loans                                 557.9           61.0           496.9
     Real estate
          Construction (4)                            106.0           18.4            87.6
          Commercial                                  184.1           23.3           160.8
     Consumer
           Automobile loans and leases                270.9           14.3           256.6
           Home equity                                254.8           44.5           210.3
           Residential mortgage (4)                   107.1           24.3            82.8
           Other loans                                 54.9            0.3            54.6
                                               ------------   ------------    ------------
           Total consumer                             687.7           83.4           604.3
                                               ------------   ------------    ------------
Total loans and leases                              1,535.7          186.1         1,349.6
                                               ------------   ------------    ------------
Total earning assets /
   interest income / average rates                  1,841.6          186.1         1,655.5
                                               ------------   ------------    ------------






INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits                       --             --              --
     Interest bearing demand deposits                 143.5           42.3           101.2
     Savings deposits                                 145.3           22.7           122.6
     Other domestic time deposits                     334.2           98.3           235.9
                                               ------------   ------------    ------------
          Total core deposits                         623.0          163.3           459.7
                                               ------------   ------------    ------------
Domestic time deposits of $100,000 or more             90.4           12.4            78.0
Brokered time deposits and negotiable CDs              31.9             --            31.9
Foreign time deposits                                  34.0            0.2            33.8
                                               ------------   ------------    ------------
     Total deposits                                   779.3          175.9           603.4
                                               ------------   ------------    ------------
Short-term borrowings                                 113.1            5.4           107.7
Medium-term notes                                     189.3          (87.8)          277.1
Federal Home Loan Bank advances                         0.8             --             0.8
Subordinated notes and other long-term debt,
   including preferred capital securities              80.7             --            80.7
                                               ------------   ------------    ------------
     Total interest bearing liabilities /
        interest expense / average rates            1,163.2           93.5         1,069.7
                                               ------------   ------------    ------------



NET INTEREST INCOME                            $      678.4   $       92.6    $      585.8
                                               ============   ============    ============



(1)      See page 52 for definition of adjustments.

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

TABLE 27 - CONSOLIDATED AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
         - RECONCILIATION OF REPORTED TO OPERATING BASIS


                                                                                  AVERAGE RATE (5)
                                                 --------------------------------------------------------------------------------
                                                                2002                                   2001
                                                 -------------------------------------   ----------------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)               Reported    Adjust. (1)     Operating   Reported    Adjust. (1)      Operating
                                                 --------    -----------     ---------   --------   ------------     ------------

EARNING ASSETS
Interest bearing deposits in banks                   2.38%            --%         2.38%      3.43%             --%            3.43%
Trading account securities                           4.11             --          4.11       5.13              --             5.13
Federal funds sold and securities purchased
   under resale agreements                           1.56             --          1.56       4.19              --             4.19
Mortgages held for sale                              6.35             --          6.35       6.95              --             6.95
Securities: (3)
      Taxable                                        6.06             --          6.06       6.58              --             6.58
      Tax exempt                                     7.42             --          7.42       7.49              --             7.49
                                                 --------    -----------     ---------    -------    ------------     ------------
           Total Securities                          6.12             --          6.12       6.63              --             6.63
                                                 --------    -----------     ---------    -------    ------------     ------------
Loans and leases:
     Commercial loans                                5.62             --          5.62       7.22            0.04             7.18
     Real estate
          Construction (4)                           4.70           0.01          4.69       7.08            0.03             7.05
          Commercial                                 6.20             --          6.20       7.58           (0.06)            7.64
     Consumer
           Automobile loans and leases               8.17             --          8.17       8.98           (0.18)            9.16
           Home equity                               5.96           0.06          5.90       8.23            0.09             8.14
           Residential mortgage (4)                  6.36           0.02          6.34       7.79            0.02             7.77
           Other loans                               7.59           0.03          7.56       8.41            0.05             8.36
                                                 --------    -----------     ---------    -------    ------------     ------------

           Total consumer                            6.98           0.02          6.96       8.46           (0.06)            8.52
                                                 --------    -----------     ---------    -------    ------------     ------------
Total loans and leases                               6.27           0.01          6.26       7.80            0.01             7.79
                                                 --------    -----------     ---------    -------    ------------     ------------

Total earning assets /
   interest income / average rates                   6.23%          0.01%         6.22%      7.58%           0.04%            7.54%
                                                 --------    -----------     ---------    -------    ------------     ------------

INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                1.73%          0.01%         1.72%      2.68%           0.03%            2.65%
     Savings deposits                                1.75             --          1.75       3.05           (0.02)            3.07
     Other domestic time deposits                    4.49           0.02          4.47       5.60              --             5.60
                                                 --------    -----------     ---------    -------    ------------     ------------
          Total core deposits                        2.71           0.02          2.69       3.97            0.07             3.90
                                                 --------    -----------     ---------    -------    ------------     ------------
Domestic time deposits of $100,000 or more           3.39           0.04          3.35       5.22            0.07             5.15
Brokered time deposits and negotiable CDs            2.36             --          2.36       5.12              --             5.12
Foreign time deposits                                1.47             --          1.47       3.82           (0.01)            3.83
                                                 --------    -----------     ---------    -------    ------------     ------------
     Total deposits                                  2.70           0.02          2.68       4.07            0.06             4.01
                                                 --------    -----------     ---------    -------    ------------     ------------
Short-term borrowings                                2.01             --          2.01       4.12           (0.06)            4.18
Medium-term notes                                    3.31           0.13          3.18       6.01            1.08             4.93
Federal Home Loan Bank advances                      2.00             --          2.00       6.17              --             6.17
Subordinated notes and other long-term debt,
   including preferred capital securities            4.00             --          4.00       5.75              --             5.75
                                                 --------    -----------     ---------    -------    ------------     ------------
     Total interest bearing liabilities /
        interest expense / average rates             2.75%          0.02%         2.73%      4.35%           0.04%            4.31%
                                                 --------    -----------     ---------    -------    ------------     ------------




Net interest rate spread                             3.48%         (0.01)%        3.49%      3.23%             --%            3.23%
Impact of non-interest bearing funds on margin       0.14             --          0.14       0.06           (0.01)            0.07
                                                 --------    -----------     ---------    -------    ------------     ------------
NET INTEREST MARGIN                                  3.62%         (0.01)%        3.63%      3.29%          (0.01)%           3.30%
                                                 ========    ===========     =========    =======    ============     ============



                                                                AVERAGE RATE (5)
                                                 -------------------------------------------
                                                                    2000
                                                 -------------------------------------------
(in millions of dollars)

Fully Taxable Equivalent Basis (2)                Reported       Adjust. (1)      Operating
                                                 -----------    ------------     ------------
EARNING ASSETS
Interest bearing deposits in banks                       5.03%             --%            5.03%
Trading account securities                               7.11              --             7.11
Federal funds sold and securities purchased                --              --               --
   under resale agreements                               6.33              --             6.33
Mortgages held for sale                                  7.96              --             7.96
Securities: (3)                                            --              --               --
      Taxable                                            6.24              --             6.24
      Tax exempt                                         7.61              --             7.61
                                                 ------------    ------------     ------------
           Total Securities                              6.33              --             6.33
                                                 ------------    ------------     ------------
Loans and leases:
     Commercial loans                                    8.65            0.06             8.59
     Real estate                                           --              --               --
          Construction (4)                               8.96           (0.25)            9.21
          Commercial                                     8.42           (0.07)            8.49
     Consumer                                              --              --               --
           Automobile loans and leases                   8.67           (0.15)            8.82
           Home equity                                   8.52           (0.15)            8.67
           Residential mortgage (4)                      7.77           (0.46)            8.23
           Other loans                                  10.35           (1.56)           11.91
                                                 ------------    ------------     ------------

           Total consumer                                8.57           (0.33)            8.90
                                                 ------------    ------------     ------------
Total loans and leases                                   8.61           (0.15)            8.76
                                                 ------------    ------------     ------------

Total earning assets /
   interest income / average rates                       8.13%          (0.05)%           8.18%
                                                 ------------    ------------     ------------

INTEREST BEARING LIABILITIES
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                    3.34%           0.08%            3.26%
     Savings deposits                                    4.08           (0.03)            4.11
     Other domestic time deposits                        5.69           (0.02)            5.71
                                                 ------------    ------------     ------------
          Total core deposits                            4.54            0.03             4.51
                                                 ------------    ------------     ------------
Domestic time deposits of $100,000 or more               6.01           (0.02)            6.03
Brokered time deposits and negotiable CDs                6.35              --             6.35
Foreign time deposits                                    6.31              --             6.31
                                                 ------------    ------------     ------------
     Total deposits                                      4.79           (0.02)            4.81
                                                 ------------    ------------     ------------
Short-term borrowings                                    5.75           (0.03)            5.78
Medium-term notes                                        6.54           (0.12)            6.66
Federal Home Loan Bank advances                          6.32              --             6.32
Subordinated notes and other long-term debt,
   including preferred capital securities                7.27              --             7.27
                                                 ------------    ------------     ------------
     Total interest bearing liabilities /
        interest expense / average rates                 5.23%          (0.20)%           5.43%
                                                 ------------    ------------     ------------




Net interest rate spread                                 2.90%           0.15%            2.75%
Impact of non-interest bearing funds on margin           0.10           (0.04)            0.14
                                                 ------------    ------------     ------------
NET INTEREST MARGIN                                      3.00%           0.11%            2.89%
                                                 ============    ============     ============



(1)      See page 52 for definition of adjustments.

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

TABLE 28 - SELECTED QUARTERLY INCOME STATEMENTS
         - RECONCILIATION OF REPORTED TO OPERATING BASIS



                                                         2002 FOURTH QUARTER                     2002 THIRD QUARTER
                                             ---------------------------------------    -------------------------------------
(in thousands, except per share amounts)     Reported      Adjust. (1)     Operating    Reported     Adjust. (1)    Operating
                                             ---------     -----------     ---------    ---------    -----------    ---------

NET INTEREST INCOME                          $ 199,179     $        --     $ 199,179    $ 191,265    $        --    $ 191,265
Provision for loan and lease losses             51,236              --        51,236       54,304             --       54,304

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES          147,943              --       147,943      136,961             --      136,961

Operating lease income                         149,259                            --      149,259        160,164      160,164
Service charges on deposit accounts             41,435              --        41,435       37,706             --       37,706
Brokerage and insurance                         16,431              --        16,431       13,943             --       13,943
Trust services                                  15,306              --        15,306       14,997             --       14,997
Bank owned life insurance                       10,722              --        10,722       10,723             --       10,723
Mortgage banking                                 5,530              --         5,530        2,594             --        2,594
Other service charges and fees                  10,890              --        10,890       10,837             --       10,837
Gain on sale of Florida operations                  --              --            --           --             --           --
Merchant Services gain                              --              --            --       24,550         24,550           --
Securities gains (losses)                        2,339              --         2,339        1,140             --        1,140
Other                                           19,943              --        19,943       21,948             --       21,948
                                             ---------     -----------     ---------    ---------    -----------    ---------
TOTAL NON-INTEREST INCOME                      271,855              --       271,855      298,602         24,550      274,052
                                             ---------     -----------     ---------    ---------    -----------    ---------
Operating lease expense                        120,747              --       120,747      125,743             --      125,743
Personnel costs                                110,231              --       110,231      100,662             --      100,662
Equipment                                       17,337              --        17,337       17,378             --       17,378
Outside data processing and other services      17,209              --        17,209       15,128             --       15,128
Net occupancy                                   13,370              --        13,370       14,676             --       14,676
Professional services                            9,111              --         9,111        9,680             --        9,680
Marketing                                        6,186              --         6,186        7,491             --        7,491
Telecommunications                               5,714              --         5,714        5,609             --        5,609
Printing and supplies                            3,999              --         3,999        3,679             --        3,679
Franchise and other taxes                        2,532              --         2,532        2,283             --        2,283
Amortization of intangible assets                  204              --           204          204             --          204
Restructuring Charges                           (7,211)         (7,211)           --           --             --           --
Other                                           29,880              --        29,880       16,963             --       16,963
                                             ---------     -----------     ---------    ---------    -----------    ---------
TOTAL NON-INTEREST EXPENSE                     329,309          (7,211)      336,520      319,496             --      319,496
                                             ---------     -----------     ---------    ---------    -----------    ---------
INCOME BEFORE INCOME TAXES                      90,489           7,211        83,278      116,067         24,550       91,517
Income taxes                                    21,226           2,524        18,702       28,052          8,593       19,459
                                             ---------     -----------     ---------    ---------    -----------    ---------
NET INCOME                                   $  69,263     $     4,687     $  64,576    $  88,015    $    15,957    $  72,058
                                             =========     ===========     =========    =========    ===========    =========


NET INCOME PER COMMON SHARE -- DILUTED       $    0.29     $      0.02     $    0.27    $    0.36    $      0.06    $    0.30
DIVIDENDS DECLARED PER COMMON SHARE          $    0.16     $        --     $    0.16    $    0.16    $        --    $    0.16

Return on average assets                          1.03%           0.07%         0.96%        1.36%          0.25%        1.11%
Return on average shareholders' equity            12.9%           0.90%         12.0%        16.0%          2.90%        13.1%
Net interest margin                               3.62%           0.00%         3.62%        3.69%          0.00%        3.69%
Efficiency ratio                                  71.5%           0.00%         71.5%        68.6%          0.00%        68.6%
Effective tax rate                                23.5%           1.00%         22.5%        24.2%          2.90%        21.3%

NET INTEREST INCOME - FULLY TAXABLE
  EQUIVALENT (FTE)
Net Interest Income                          $ 199,179     $        --     $ 199,179    $ 191,265    $        --    $ 191,265
Tax Equivalent Adjustment (2)                    1,869              --         1,869        1,096             --        1,096
                                             ---------     -----------     ---------    ---------    -----------    ---------
NET INTEREST INCOME - FTE                    $ 201,048     $        --     $ 201,048    $ 192,361    $        --    $ 192,361
                                             =========     ===========     =========    =========    ===========    =========


                                                     2002 SECOND QUARTER                    2002 FIRST QUARTER
                                             -----------------------------------    ------------------------------------
(in thousands, except per share amounts)     Reported    Adjust. (1)   Operating    Reported    Adjust. (1)    Operating
                                             ---------   ----------    ---------    ---------   ----------     ---------

NET INTEREST INCOME                          $ 180,261    $      --    $ 180,261    $ 178,869    $   9,724     $ 169,145
Provision for loan and lease losses             49,876           --       49,876       39,010        5,186        33,824

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES          130,385           --      130,385      139,859        4,538       135,321

Operating lease income                         171,617           --      171,617      176,034           --       176,034
Service charges on deposit accounts             35,608           --       35,608       38,815        4,248        34,567
Brokerage and insurance                         17,677        2,710       14,967       18,792        4,205        14,587
Trust services                                  16,247           --       16,247       15,501          405        15,096
Bank owned life insurance                       10,722           --       10,722       10,956           --        10,956
Mortgage banking                                 7,835           --        7,835       16,074          (79)       16,153
Other service charges and fees                  10,529           --       10,529       10,632        1,514         9,118
Gain on sale of Florida operations                  --           --           --      182,470      182,470            --
Merchant Services gain                              --           --           --           --           --            --
Securities gains (losses)                          966           --          966          457           --           457
Other                                           17,513           --       17,513       12,802          340        12,462
                                             ---------    ---------    ---------    ---------    ---------     ---------
TOTAL NON-INTEREST INCOME                      288,714        2,710      286,004      482,533      193,103       289,430
                                             ---------    ---------    ---------    ---------    ---------     ---------
Operating lease expense                        131,695           --      131,695      140,785           --       140,785
Personnel costs                                 99,115        1,557       97,558      108,029        9,965        98,064
Equipment                                       16,659           51       16,608       16,949        1,367        15,582
Outside data processing and other services      16,592           --       16,592       18,439        1,342        17,097
Net occupancy                                   14,504          114       14,390       16,989        2,468        14,521
Professional services                            7,864            2        7,862        6,430          159         6,271
Marketing                                        7,231           12        7,219        7,003         (171)        7,174
Telecommunications                               5,320           18        5,302        6,018          736         5,282
Printing and supplies                            3,683           12        3,671        3,837          318         3,519
Franchise and other taxes                        2,313           --        2,313        2,328            2         2,326
Amortization of intangible assets                  235           32          203        1,376        1,125           251
Restructuring Charges                               --           --           --       56,184       56,184            --
Other                                           18,535           77       18,458       17,229        1,024        16,205
                                             ---------    ---------    ---------    ---------    ---------     ---------
TOTAL NON-INTEREST EXPENSE                     323,746        1,875      321,871      401,596       74,519       327,077
                                             ---------    ---------    ---------    ---------    ---------     ---------
INCOME BEFORE INCOME TAXES                      95,353          835       94,518      220,796      123,122        97,674
Income taxes                                    24,375          303       24,072      125,321      100,276        25,045
                                             ---------    ---------    ---------    ---------    ---------     ---------
NET INCOME                                   $  70,978    $     532    $  70,446    $  95,475    $  22,846     $  72,629
                                             =========    =========    =========    =========    =========     =========


NET INCOME PER COMMON SHARE -- DILUTED       $    0.29    $    0.01    $    0.28    $    0.38    $    0.09     $    0.29
DIVIDENDS DECLARED PER COMMON SHARE          $    0.16    $      --    $    0.16    $    0.16    $      --     $    0.16

Return on average assets                          1.15%        0.01%        1.14%        1.46%        0.29%         1.17%
Return on average shareholders' equity            12.6%        0.10%        12.5%        16.9%        4.30%         12.6%
Net interest margin                               3.94%        0.00%        3.94%        3.53%      -0.05%          3.58%
Efficiency ratio                                  69.0%        0.00%        69.0%        71.7%        0.50%         71.2%
Effective tax rate                                25.6%        0.10%        25.5%        56.8%       31.20%         25.6%

NET INTEREST INCOME - FULLY TAXABLE
  EQUIVALENT (FTE)
Net Interest Income                          $ 180,261    $      --    $ 180,261    $ 178,869    $   9,724     $ 169,145
Tax Equivalent Adjustment (2)                    1,071           --        1,071        1,169           --         1,169
                                             ---------    ---------    ---------    ---------    ---------     ---------
NET INTEREST INCOME - FTE                    $ 181,332    $      --    $ 181,332    $ 180,038    $   9,724     $ 170,314
                                             =========    =========    =========    =========    =========     =========

(1)  See page 52 for definition of adjustments.

(2)  Calculated assuming a 35% tax rate.

                                                         2001 FOURTH QUARTER                     2001 THIRD QUARTER
                                             --------------------------------------    ------------------------------------
(in thousands, except per share amounts)     Reported      Adjust. (1)    Operating    Reported    Adjust. (1)    Operating
                                             ---------     -----------    ---------    --------    -----------    ---------

NET INTEREST INCOME                          $ 188,035     $    19,692     $168,343    $179,078    $    19,325     $159,753
Provision for loan and lease losses            101,075          53,994       47,081      34,053          3,532       30,521
                                             ---------     -----------     --------    --------    -----------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES           86,960         (34,302)     121,262     145,025         15,793      129,232
                                             ---------     -----------     --------    --------    -----------     --------

Operating lease income                         178,588              --      178,588     181,851             --      181,851
Service charges on deposit accounts             43,025           7,533       35,492      41,966          8,126       33,840
Brokerage and insurance                         20,966           5,900       15,066      19,912          5,969       13,943
Trust services                                  15,321             642       14,679      15,485            669       14,816
Bank owned life insurance                       11,001              --       11,001      11,001             --       11,001
Mortgage banking                                14,082             719       13,363      13,308            757       12,551
Other service charges and fees                  12,552           2,970        9,582      12,350          2,803        9,547
Gain on sale of Florida operations                  --              --           --          --             --           --
Merchant Services gain                              --              --           --          --             --           --
Securities gains (losses)                           89              --           89       1,059             --        1,059
Other                                           16,005             953       15,052      15,533          1,033       14,500
                                             ---------     -----------     --------    --------    -----------     --------
TOTAL NON-INTEREST INCOME                      311,629          18,717      292,912     312,465         19,357      293,108
                                             ---------     -----------     --------    --------    -----------     --------
Operating lease expense                        140,575              --      140,575     138,538             --      138,538
Personnel costs                                111,306          18,067       93,239     115,335         18,901       96,434
Equipment                                       20,593           2,476       18,117      20,151          2,571       17,580
Outside data processing and other services      17,992           2,578       15,414      17,375          2,725       14,650
Net occupancy                                   19,766           4,699       15,067      19,082          4,785       14,297
Professional services                           12,321             166       12,155       6,863            158        6,705
Marketing                                        6,345           1,040        5,305       6,921          1,204        5,717
Telecommunications                               6,793           1,146        5,647       6,859          1,131        5,728
Printing and supplies                            4,293             782        3,511       4,450            757        3,693
Franchise and other taxes                        2,893               8        2,885       2,470             31        2,439
Amortization of intangible assets               10,100           7,545        2,555      10,114          7,545        2,569
Restructuring Charges                           15,143          15,143           --      50,817         50,817           --
Other                                           16,083           1,418       14,665      25,648          2,028       23,620
                                             ---------     -----------     --------    --------    -----------     --------
TOTAL NON-INTEREST EXPENSE                     384,203          55,068      329,135     424,623         92,653      331,970
                                             ---------     -----------     --------    --------    -----------     --------
INCOME BEFORE INCOME TAXES                      14,386         (70,653)      85,039      32,867        (57,503)      90,370
Income taxes                                   (40,657)        (56,717)      16,060         886        (19,239)      20,125
                                             ---------     -----------     --------    --------    -----------     --------
NET INCOME                                   $  55,043     $   (13,936)    $ 68,979    $ 31,981    $   (38,264)    $ 70,245
                                             =========     ===========     ========    ========    ===========     ========

NET INCOME PER COMMON SHARE -- DILUTED       $    0.22     $     (0.05)    $   0.27    $   0.13    $     (0.15)    $   0.28
DIVIDENDS DECLARED PER COMMON SHARE          $    0.16     $        --     $   0.16    $   0.16    $        --     $   0.16

Return on average assets                          0.78%          -0.34%        1.12%       0.45%         -0.68%        1.13%
Return on average shareholders' equity             9.5%          -2.40%        11.9%        5.5%         -6.50%        12.0%
Net interest margin                               3.46%          -0.08%        3.54%       3.30%         -0.05%        3.35%
Efficiency ratio                                  71.7%           1.10%        70.6%       73.9%          1.20%        72.7%
Effective tax rate                             -282.6%         -301.50%        18.9%        2.7%        -19.60%        22.3%

NET INTEREST INCOME - FULLY TAXABLE
  EQUIVALENT (FTE)
Net Interest Income                          $ 188,035     $    19,692     $168,343    $179,078    $    19,325     $159,753
Tax Equivalent Adjustment (2)                    1,292              --        1,292       1,442             --        1,442
                                             ---------     -----------     --------    --------    -----------     --------
NET INTEREST INCOME - FTE                    $ 189,327     $    19,692     $169,635    $180,520    $    19,325     $161,195
                                             =========     ===========     ========    ========    ===========     ========

                                                        2001 SECOND QUARTER                    2001 FIRST QUARTER
                                             --------------------------------------    ------------------------------------
(in thousands, except per share amounts)      Reported     Adjust. (1)    Operating    Reported    Adjust. (1)    Operating
                                             ---------     -----------    ---------    --------    -----------    ---------

NET INTEREST INCOME                          $ 177,254     $    22,150     $155,104    $170,921    $    21,106     $149,815
Provision for loan and lease losses             99,444          69,039       30,405      22,754          3,755       18,999
                                             ---------     -----------     --------    --------    -----------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES           77,810         (46,889)     124,699     148,167         17,351      130,816
                                             ---------     -----------     --------    --------    -----------     --------

Operating lease income                         174,151              --      174,151     157,143             --      157,143
Service charges on deposit accounts             40,902           8,023       32,879      39,119          7,764       31,355
Brokerage and insurance                         19,388           6,203       13,185      18,768          6,536       12,232
Trust services                                  15,178             747       14,431      14,314            644       13,670
Bank owned life insurance                        9,561              --        9,561       9,560             --        9,560
Mortgage banking                                18,168           1,061       17,107       8,960            793        8,167
Other service charges and fees                  12,217           2,834        9,383      11,098          2,683        8,415
Gain on sale of Florida operations                  --              --           --          --             --           --
Merchant Services gain                              --              --           --          --             --           --
Securities gains (losses)                       (2,503)         (5,250)       2,747       2,078             --        2,078
Other                                           14,619             977       13,642      13,127            653       12,474
                                             ---------     -----------     --------    --------    -----------     --------
TOTAL NON-INTEREST INCOME                      301,681          14,595      287,086     274,167         19,073      255,094
                                             ---------     -----------     --------    --------    -----------     --------
Operating lease expense                        158,437              --      158,437     121,076             --      121,076
Personnel costs                                116,048          18,361       97,687     111,521         18,366       93,155
Equipment                                       19,844           2,481       17,363      19,972          2,469       17,503
Outside data processing and other services      17,671           2,571       15,100      16,654          2,532       14,122
Net occupancy                                   18,004           4,433       13,571      19,597          4,212       15,385
Professional services                            7,714             282        7,432       5,964            176        5,788
Marketing                                        7,852           1,045        6,807       9,939          1,107        8,832
Telecommunications                               7,207           1,243        5,964       7,125          1,173        5,952
Printing and supplies                            4,565             877        3,688       5,059            961        4,098
Franchise and other taxes                        2,246              17        2,229       2,120              4        2,116
Amortization of intangible assets               10,435           7,545        2,890      10,576          7,545        3,031
Restructuring Charges                           13,997          13,997           --          --             --           --
Other                                            6,887           1,998        4,889      33,091          1,728       31,363
                                             ---------     -----------     --------    --------    -----------     --------
TOTAL NON-INTEREST EXPENSE                     390,907          54,850      336,057     362,694         40,273      322,421
                                             ---------     -----------     --------    --------    -----------     --------
INCOME BEFORE INCOME TAXES                     (11,416)        (87,144)      75,728      59,640         (3,849)      63,489
Income taxes                                   (12,548)        (31,156)      18,608      13,000           (260)      13,260
                                             ---------     -----------     --------    --------    -----------     --------
NET INCOME                                   $   1,132     $   (55,988)    $ 57,120    $ 46,640    $    (3,589)    $ 50,229
                                             =========     ===========     ========    ========    ===========     ========

NET INCOME PER COMMON SHARE -- DILUTED       $      --     $     (0.23)    $   0.23    $   0.19    $     (0.01)    $   0.20
DIVIDENDS DECLARED PER COMMON SHARE          $    0.20     $        --     $   0.20    $   0.20    $        --     $   0.20

Return on average assets                          0.02%         -0.89%         0.91%       0.67%        -0.14%         0.81%
Return on average shareholders' equity             0.2%         -9.50%          9.7%        8.1%        -0.60%          8.7%
Net interest margin                               3.25%           0.03%        3.22%       3.19%          0.05%        3.14%
Efficiency ratio                                  75.9%           0.40%        75.5%       79.1%          0.20%        78.9%
Effective tax rate                               109.9%          85.30%        24.6%       21.8%          0.90%        20.9%

NET INTEREST INCOME - FULLY TAXABLE
  EQUIVALENT (FTE)
Net Interest Income                          $ 177,254     $    22,150     $155,104    $170,921    $    21,106     $149,815
Tax Equivalent Adjustment (2)                    1,616              --        1,616       2,002             --        2,002
                                             ---------     -----------     --------    --------    -----------     --------
NET INTEREST INCOME - FTE                    $ 178,870     $    22,150     $156,720    $172,923    $    21,106     $151,817
                                             =========     ===========     ========    ========    ===========     ========

(1)      See page 52 for definition of adjustments.

(2)      Calculated assuming a 35% tax rate.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is set forth in Item 7 on pages 39 through 43 under the caption "Interest Rate Risk Management" and "Liquidity."

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



/s/ THOMAS E. HOAGLIN
Thomas E. Hoaglin
Chairman, President and Chief Executive Officer


/s/ MICHAEL J. MCMENNAMIN
Michael J. McMennamin
Vice Chairman, Chief Financial Officer, and
Treasurer

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

         As discussed in Notes 3 and 4 to the consolidated financial statements, Huntington Bancshares Incorporated and Subsidiaries has restated previously issued 2000, 2001, and 2002 consolidated financial statements.

         As discussed in Note 15 to the consolidated financial statements, Huntington Bancshares Incorporated and Subsidiaries changed its method of accounting for amortization of goodwill in 2002 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

                                         /s/ ERNST & YOUNG LLP

Columbus, Ohio
January 16, 2003, except for Note 3
   as to which the date is May 19, 2003
   and Note 4 as to which the date is November 13, 2003

CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                             ----------------------------
(in thousands of dollars, except share amounts)                                                  2002            2001
                                                                                             ------------    ------------
                                                                                              (RESTATED)       (RESTATED)
ASSETS
Cash and due from banks                                                                      $    969,483    $  1,138,366
Federal funds sold and securities purchased under resale agreements                                49,280          83,275
Interest bearing deposits in banks                                                                 37,300          21,205
Trading account securities                                                                            241          13,392
Mortgage loans held for sale                                                                      528,379         629,386
Securities available for sale - at fair value                                                   3,403,369       2,849,579
Investment securities - fair value $7,725 and $12,499, respectively                                 7,546          12,322
Loans and leases:
   Commercial loans                                                                             5,608,443       6,442,270
   Commercial real estate                                                                       3,728,850       3,817,191
   Consumer
      Automobile loans and direct financing leases                                              3,915,553       2,959,933
      Home equity                                                                               3,198,487       3,580,106
      Residential mortgage                                                                      1,740,319       1,123,682
      Other consumer loans                                                                        395,751         544,737
                                                                                             ------------    ------------
Total loans and direct financing leases                                                        18,587,403      18,467,919
     Less allowance for loan and lease losses                                                     336,648         369,332
                                                                                             ------------    ------------
Net loans and direct financing leases                                                          18,250,755      18,098,587
                                                                                             ------------    ------------
Operating lease assets                                                                          2,200,525       3,005,848
Bank owned life insurance                                                                         886,214         846,065
Premises and equipment                                                                            341,366         452,036
Goodwill and other intangible assets                                                              218,567         716,054
Customers' acceptance liability                                                                    16,745          13,670
Accrued income and other assets                                                                   522,611         537,160
                                                                                             ------------    ------------
TOTAL ASSETS                                                                                 $ 27,432,381    $ 28,416,945
                                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Demand deposits
      Non-interest bearing                                                                   $  3,073,869    $  3,635,173
      Interest bearing                                                                          5,374,095       5,723,160
   Savings deposits                                                                             2,851,158       3,466,305
   Other domestic time deposits                                                                 3,956,306       5,868,451
   Domestic time deposits of $100,000 or more                                                     731,959       1,130,563
   Brokered time deposits and negotiable CDs                                                    1,092,754         137,915
   Foreign time deposits                                                                          419,185         225,737
                                                                                             ------------    ------------
   Total deposits                                                                              17,499,326      20,187,304
                                                                                             ------------    ------------
   Short-term borrowings                                                                        2,541,016       1,955,926
   Bank acceptances outstanding                                                                    16,745          13,670
   Medium-term notes                                                                            2,045,123       1,795,002
   Federal Home Loan Bank advances                                                              1,013,000          17,000
   Subordinated notes and other long-term debt                                                    788,678         927,330
   Company obligated mandatorily redeemable preferred capital securities of subsidiary
      trusts holding solely junior subordinated debentures of the parent company                  300,000         300,000
   Accrued expenses and other liabilities                                                       1,038,700         878,816
                                                                                             ------------    ------------
TOTAL LIABILITIES                                                                              25,242,588      26,075,048
                                                                                             ============    ============

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares; none outstanding                                   --              --
     Common stock - without par value; authorized 500,000,000 shares; issued
          257,866,255 shares; outstanding 232,878,851 and 251,193,814 shares, respectively      2,484,421       2,490,724
     Less 24,987,404 and 6,672,441 treasury shares, respectively                                 (475,399)       (123,849)
     Accumulated other comprehensive income                                                        62,300          25,488
     Retained earnings (deficit)                                                                  118,471         (50,466)
                                                                                             ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                                                      2,189,793       2,341,897
                                                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 27,432,381    $ 28,416,945
                                                                                             ============    ============

See notes to consolidated financial statements.

Consolidated Income Statements

                                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                                 ----------------------------------------------
(in thousands, except per share amounts)                             2002            2001             2000
                                                                 -------------   -------------    -------------
                                                                   (RESTATED)      (RESTATED)       (RESTATED)
Interest and fee income
   Loans and direct financing leases                             $   1,090,907   $   1,407,581    $   1,533,137
   Securities                                                          179,623         216,215          284,719
   Other                                                                22,665          30,993           15,532
                                                                 -------------   -------------    -------------
TOTAL INTEREST INCOME                                                1,293,195       1,654,789        1,833,388
                                                                 -------------   -------------    -------------
Interest expense
   Deposits                                                            385,733         654,056          779,281
   Short-term borrowings                                                42,720          95,859          113,134
   Medium-term notes                                                    61,727         121,701          189,311
   Federal Home Loan Bank advances                                       5,574           1,174              824
   Subordinated notes, capital notes, and other long-term debt          47,867          66,711           80,728
                                                                 -------------   -------------    -------------

TOTAL INTEREST EXPENSE                                                 543,621         939,501        1,163,278
                                                                 -------------   -------------    -------------
NET INTEREST INCOME                                                    749,574         715,288          670,110
Provision for loan and lease losses                                    194,426         257,326           61,464
                                                                 -------------   -------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES          555,148         457,962          608,646
                                                                 -------------   -------------    -------------
Non-Interest income
   Operating lease income                                              657,074         691,733          623,835
   Service charges on deposit accounts                                 153,564         165,012          161,426
   Brokerage and insurance                                              66,843          79,034           61,871
   Trust services                                                       62,051          60,298           53,613
   Mortgage banking                                                     32,033          54,518           32,772
   Bank owned life insurance                                            43,123          41,123           39,544
   Other service charges and fees                                       42,888          48,217           43,883
   Gain on sale of Florida operations                                  182,470              --               --
   Merchant Services gain                                               24,550              --               --
   Securities gains                                                      4,902             723           37,101
   Other                                                                72,206          59,284           69,157
                                                                 -------------   -------------    -------------
TOTAL NON-INTEREST INCOME                                            1,341,704       1,199,942        1,123,202
                                                                 -------------   -------------    -------------
Non-Interest expense
   Operating lease expense                                             518,970         558,626          494,800
   Personnel costs                                                     418,037         454,210          396,230
   Equipment                                                            68,323          80,560           78,069
   Outside data processing and other services                           67,368          69,692           62,011
   Net occupancy                                                        59,539          76,449           75,197
   Marketing                                                            27,911          31,057           34,884
   Professional services                                                33,085          32,862           22,721
   Telecommunications                                                   22,661          27,984           26,225
   Printing and supplies                                                15,198          18,367           19,634
   Franchise and other taxes                                             9,456           9,729           11,077
   Amortization of intangible assets                                     2,019          41,225           39,207
   Restructuring charges                                                48,973          79,957               --
   Other                                                                82,607          81,709           23,076
                                                                 -------------   -------------    -------------
TOTAL NON-INTEREST EXPENSE                                           1,374,147       1,562,427        1,283,131
                                                                 -------------   -------------    -------------
INCOME BEFORE INCOME TAXES                                             522,705          95,477          448,717
Income taxes                                                           198,974         (39,319)         126,299
                                                                 -------------   -------------    -------------
NET INCOME                                                       $     323,731   $     134,796    $     322,418
                                                                 =============   =============    =============

PER COMMON SHARE
   Net Income
      Basic                                                      $        1.34   $        0.54    $        1.30
      Diluted                                                    $        1.33   $        0.54    $        1.29

   Cash dividends declared                                       $        0.64   $        0.72    $        0.76

AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                               242,279         251,078          248,709
   Diluted                                                             244,012         251,716          249,570

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                PREFERRED              COMMON                    TREASURY
                                                            -----------------  -----------------------  --------------------------
(in thousands of dollars, except per share amounts)         SHARES     STOCK     SHARES       STOCK       SHARES         STOCK
                                                            ------    -------  ---------   -----------  -----------    -----------

BALANCE -- JANUARY 1, 2000                                      --    $    --    233,845   $ 2,284,956       (4,957)   $  (137,268)
    Cumulative effect of restatements (See Notes 3 and 4)
                                                            ------    -------  ---------   -----------  -----------    -----------
BALANCE -- JANUARY 1, 2000, RESTATED                            --    $    --    233,845   $ 2,284,956       (4,957)   $  (137,268)
                                                            ------    -------  ---------   -----------  -----------    -----------

    Comprehensive Income:
       Net income
       Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income

       Total comprehensive income

    Stock issued for acquisitions                                                              (29,391)       7,175        171,781
    Cash dividends declared ($0.76 per share)
    Stock options exercised                                                                     (3,395)         115          3,751
    10% stock dividend                                                            24,021       241,483       (1,182)
    Treasury shares purchased                                                                                (8,188)      (168,395)
    Treasury shares sold to employee benefit plans                                                               30            699
                                                            ------    -------  ---------   -----------  -----------    -----------
BALANCE -- DECEMBER 31, 2000                                    --         --    257,866     2,493,645       (7,007)      (129,432)
                                                            ------    -------  ---------   -----------  -----------    -----------
    Comprehensive Income:
       Net income
       Cumulative effect of change in accounting
             principle for derivatives
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income
       Unrealized gains on derivative instruments
            used in cash flow hedging relationships

            Total comprehensive income

    Cash dividends declared ($0.72 per share)
    Stock options exercised                                                                     (2,921)         264          4,378
    Treasury shares sold to employee benefit plans                                                               71          1,205
                                                            ------    -------  ---------   -----------  -----------    -----------
BALANCE -- DECEMBER 31, 2001                                    --         --    257,866     2,490,724       (6,672)      (123,849)
                                                            ------    -------  ---------   -----------  -----------    -----------
    COMPREHENSIVE INCOME:
    Net income
    Unrealized net holding gains on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income
    Unrealized gains on derivative instruments
       used in cash flow hedging relationships
    Minimum pension liability
      Total comprehensive income
    Stock issued for acquisitions                                                                (838)        1,038         19,989
    Cash dividends declared ($0.64 per share)
    Stock options exercised                                                                    (3,545)          373          6,757
    Treasury shares purchased                                                                               (19,161)      (370,012)
    Other                                                                                      (1,920)         (565)        (8,284)
                                                            ------    -------  ---------   -----------  -----------    -----------
 Balance -- December 31, 2002                                   --    $    --    257,866   $ 2,484,421      (24,987)   $  (475,399)
                                                            ======    =======  =========   ===========  ===========    ===========


                                                            ACCUMULATED
                                                               OTHER        RETAINED
                                                           COMPREHENSIVE    EARNINGS
(in thousands of dollars, except per share amounts)           INCOME        (DEFICIT)       TOTAL
                                                           -------------   -----------    -----------
                                                                           (RESTATED)     (RESTATED)
BALANCE -- JANUARY 1, 2000                                  $   (94,093)   $   128,761    $ 2,182,356
    Cumulative effect of restatements (See Notes 3 and 4)                      (24,790)       (24,790)
                                                            -----------    -----------    -----------
BALANCE -- JANUARY 1, 2000, RESTATED                        $   (94,093)   $   103,971    $ 2,157,566
                                                            -----------    -----------    -----------

    Comprehensive Income:
       Net income                                                              322,418        322,418
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                         69,573                        69,573
                                                                                          -----------
       Total comprehensive income                                                             391,991
                                                                                          -----------
    Stock issued for acquisitions                                                             142,382
    Cash dividends declared ($0.76 per share)                                 (189,191)      (189,191)
    Stock options exercised                                                                       356
    10% stock dividend                                                        (241,662)          (179)
    Treasury shares purchased                                                                (168,395)
    Treasury shares sold to employee benefit plans                                                699
                                                            -----------    -----------    -----------
BALANCE -- DECEMBER 31, 2000                                    (24,520)        (4,464)     2,335,229
                                                            -----------    -----------    -----------
    Comprehensive Income:
       Net income                                                              134,796        134,796
       Cumulative effect of change in accounting
             principle for derivatives                           (9,113)                       (9,113)
       Unrealized net holding gains on securities
            available for sale arising during the period,
            net of reclassification adjustment for net
            gains included in net income                         53,989                        53,989
       Unrealized gains on derivative instruments
            used in cash flow hedging relationships               5,132                         5,132
                                                                                          -----------
            Total comprehensive income                                                        184,804
                                                                                          -----------
    Cash dividends declared ($0.72 per share)                                 (180,798)      (180,798)
    Stock options exercised                                                                     1,457
    Treasury shares sold to employee benefit plans                                              1,205
                                                            -----------    -----------    -----------
BALANCE -- DECEMBER 31, 2001                                     25,488        (50,466)     2,341,897
                                                            -----------    -----------    -----------
    COMPREHENSIVE INCOME:
    NET INCOME                                                                 323,731        323,731
    UNREALIZED NET HOLDING GAINS ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME                               27,387                        27,387
    UNREALIZED GAINS ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS                    9,620                         9,620
    MINIMUM PENSION LIABILITY                                      (195)                         (195)
                                                                                          -----------
      TOTAL COMPREHENSIVE INCOME                                                              360,543
                                                                                          -----------
    STOCK ISSUED FOR ACQUISITIONS                                                              19,151
    CASH DIVIDENDS DECLARED ($0.64 PER SHARE)                                 (154,794)      (154,794)
    STOCK OPTIONS EXERCISED                                                                     3,212
    TREASURY SHARES PURCHASED                                                                (370,012)
    OTHER                                                                                     (10,204)
                                                            -----------    -----------    -----------
 BALANCE -- DECEMBER 31, 2002                               $    62,300    $   118,471    $ 2,189,793
                                                            ===========    ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                                             ------------------------------------------------
(in thousands of dollars)                                                        2002              2001              2000
                                                                             ------------      ------------      ------------
                                                                              (RESTATED)        (RESTATED)        (RESTATED)
OPERATING ACTIVITIES
     Net Income                                                              $    323,731      $    134,796      $    322,418
     Adjustments to reconcile net income to net cash
     provided by operating activities
               Provision for loan and lease losses                                194,426           257,326            61,464
               Depreciation on operating lease assets                             435,822           468,739           417,707
               Other depreciation and amortization                                 58,132           101,233           110,908
               Deferred income tax expense                                         96,718            91,598           233,423
               Decrease (increase) in trading account securities                   13,151            (8,669)            3,252
               Decrease (increase) in mortgages held for sale                     101,007          (474,282)          (13,381)
               Gains on sales of securities available for sale                     (4,902)             (723)          (37,101)
               Gains on sales/securitizations of loans                            (11,031)           (9,464)           (9,561)
               Gain on sale of Florida banking and insurance operations          (182,470)               --                --
               Merchant Services gain                                             (24,550)               --                --
               Restructuring and special charges                                   48,973            79,957                --
               Other, net                                                         (18,946)         (143,505)          (85,293)
                                                                             ------------      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,030,061           497,006         1,003,836
                                                                             ------------      ------------      ------------
INVESTING ACTIVITIES
     (Increase) decrease in interest bearing deposits in banks                    (16,095)          (16,235)            1,588
     Proceeds from:
         Maturities and calls of investment securities                              4,771             4,009             2,408
         Maturities and calls of securities available for sale                  1,031,935         1,021,766           415,571
         Sales of securities available for sale                                   855,309         1,410,304         1,758,473
     Purchases of securities available for sale                                (1,959,137)       (1,056,840)         (239,084)
     Proceeds from sales/securitizations of loans                                 465,699           514,897         1,556,093
     Net loan and direct financing lease originations, excluding sales         (3,867,300)       (1,605,519)       (1,873,825)
     Net decrease (increase) in operating lease assets                            369,501          (540,094)         (784,578)
     Proceeds from sale of premises and equipment                                  19,390             3,714             3,504
     Purchases of premises and equipment                                          (57,761)          (63,177)          (65,160)
     Proceeds from sales of other real estate                                      13,112            15,733            13,766
     Net cash (paid) received in purchase acquisitions                             (8,305)               --            12,004
     Proceeds from restructuring of Huntington Merchant Services, LLC              27,000                --                --
     Net cash paid related to sale of Florida banking
        and insurance operations                                               (1,277,767)               --                --
                                                                             ------------      ------------      ------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                           (4,399,648)         (311,442)          800,760
                                                                             ------------      ------------      ------------

FINANCING ACTIVITIES
     Increase (decrease) in total deposits                                      2,073,891           423,157          (443,921)
     Increase (decrease) in short-term borrowings                                 537,770           (31,833)         (144,230)
     Proceeds from issuance of medium-term notes                                1,025,000           665,000           580,000
     Payment of medium-term notes                                                (782,150)       (1,330,000)       (1,367,000)
     Proceeds from Federal Home Loan Bank advances                              1,000,000                --                --
     Maturity of Federal Home Loan Bank advances                                   (4,000)           (8,000)               --
     Proceeds from issuance of long-term debt                                          --            50,000           150,000
     Maturity of long-term debt                                                  (150,000)               --                --
     Dividends paid on common stock                                              (167,002)         (190,792)         (185,103)
     Repurchases of common stock                                                 (370,012)               --          (168,395)
     Net proceeds from issuance of common stock                                     3,212             2,662             1,055
                                                                             ------------      ------------      ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            3,166,709          (419,806)       (1,577,594)
                                                                             ------------      ------------      ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                              (202,878)         (234,242)          227,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,221,641         1,455,883         1,228,881
                                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,018,763      $  1,221,641      $  1,455,883
                                                                             ============      ============      ============

SUPPLEMENTAL DISCLOSURES
     Income taxes paid                                                       $     70,463      $        175      $      1,210
     Interest paid                                                                560,731           986,108         1,175,613
     Non-cash activities:
        Mortgage loans securitized                                                386,385                --           780,998
        Stock issued for purchase acquisitions                                     19,151                --           142,382

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

LOANS AND LEASES: Loans and direct financing leases are reported net of unearned income at the principal amounts outstanding. Interest income is accrued as earned based on unpaid principal balances. Huntington defers the fees it receives from loan and lease origination activities, as well as the costs of those activities, and amortizes these fees and costs over the estimated lives of the related loans and leases as a yield adjustment.

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

SECURITIZED LOANS: Securitized loans are accounted for in accordance with Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was fully adopted by Huntington in 2001. Asset securitization involves the sale of a pool of loan receivables, generally to a trust, in exchange for funding collateralized by these loans. The trust then sells undivided interests in the trust to investors, while Huntington retains the remaining undivided interests, referred to as retained interest. While the loans are removed from the balance sheet at the time of sale, this retained interest is recorded as an asset based on its estimated fair value. An asset is also established for the servicing of the loans sold, which is retained at the time of sale, based on the fair value of the servicing rights. Gains and losses on the loans sold, retained interest, and servicing rights associated with loan securitizations are determined when the related loans are sold to the trust. Fair values of the retained interests and servicing rights are based on the present value of expected future cash flows from the underlying loans, net of interest payments to security holders. The present value of expected future cash flows is determined using assumptions for market interest rates, loan losses, servicing costs, and prepayment rates. Management also uses these assumptions to periodically assess the retained interests and servicing rights for impairment. The retained interest is included in securities available for sale and the servicing rights are recorded in other assets in the consolidated balance sheets.

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

STOCK-BASED COMPENSATION: Huntington's stock-based compensation plans are accounted for based on the intrinsic value method promulgated by Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant. See Note 21 regarding pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123, Accounting for Stock-Based Compensation, in measuring compensation costs for stock options.

            Huntington expects to adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Huntington is currently evaluating which of the three methods under transitional guidance it will adopt. See Note 2 for more information regarding this new standard.

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

            In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

            Huntington is reviewing the implications of FIN 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at December 31, 2002, included $1,017 million of indirect automobile loans, $100 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in the securitization trust and its servicing asset related to the loans in the trust, with carrying values at the end of 2002 of $152 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

3. RESTATEMENT OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR OPERATING LEASES (AMENDMENT NO. 1)

            On May 20, 2003, Huntington restated its financial results to reclassify certain automobile leases from the direct financing lease method to the operating lease method of accounting. The appropriate classification of automobile leases as operating leases or direct financing leases under Statement of Financial Accounting Standards (Statement) No. 13, Accounting for Leases, can be impacted by residual value insurance coverage. Since October 2000, Huntington has had residual value insurance coverage on its entire automobile lease portfolio to protect it from the risk of loss resulting from declines in used car prices. Such losses arise if the market value of the automobile at the end of the lease term is less than the residual value embedded in the original lease contract. Management believes these policies effectively protect Huntington from the risk of declining used car prices. In April 2003, management determined that, due to provisions in certain of its residual value insurance policies, the leases covered by these policies would not qualify as direct financing leases.

            For leases originated prior to May 2002, the residual value insurance policies contain aggregate loss caps. The residuals insured under these policies are not considered guaranteed, and, accordingly, the related leases fail to qualify as direct financing leases under Statement No. 13. As a result, leases originated prior to May 2002 have been reclassified as operating leases for all periods presented. As of December 31, 2002, $2.3 billion of such leases, net of accumulated depreciation, are reflected in the Consolidated Balance Sheets as operating lease assets. All leases originated since April 2002 are covered under a new residual value insurance policy (the "New Policy") which insures the full residual value of each vehicle and includes no aggregate loss cap. Leases with residual gains are netted with leases with residual losses when claims are settled. The netting provision of the New Policy precluded Huntington from determining the amount of the guaranteed residual of any individual leased asset within the portfolio at lease inception. Thus, the related leases failed to qualify as direct financing leases. Huntington has amended the New Policy, retroactive to April 2002, by adding an endorsement that adds a level of insurance sufficient to meet the criteria as a residual value guarantee pursuant to Statement No. 13, on an individual lease-by-lease basis, with no netting provisions. In addition, Huntington continues to maintain insurance coverage that insures the full value of the leased residuals. Accordingly, and in reliance on guidance furnished by the Securities and Exchange Commission in its announcement at the Financial Accounting Standards Board Emerging Issues Task Force meeting on May 15, 2003, all leases covered under the New Policy, as amended, are now appropriately classified as direct financing leases in the accompanying financial statements. As of December 31, 2002, $0.9 billion of such leases were included in loans and leases in the Consolidated Balance Sheets before the impact of the subsequent amendment discussed in Note 4. It is management's intention to insure the residuals associated with future originations under the New Policy, as amended, and to classify such new originations as direct financing leases.

           The results of this restatement, along with the restatement outlined in Note 4, are reflected in the consolidated financial statements, these notes to the consolidated financial statements, and management's discussion and analysis for all current and prior periods included in this report. The following tables reflect the previously reported amounts before the May 20, 2003, restatement as well as the impact of this restatement by financial statement line in Huntington's balance sheets at December 31, 2002 and December 31, 2001, and income statements for the years and all quarters in 2002 and 2001, and for the year 2000:

                                                          DECEMBER 31, 2002                 DECEMBER 31, 2001
                                                   -------------------------------     -------------------------------
                                                    PREVIOUSLY                          PREVIOUSLY
                                                   REPORTED ON                         REPORTED ON
(in thousands of dollars)                          MAR. 20, '03        RESTATED        MAR. 20, '03        RESTATED
                                                   -------------     -------------     -------------     -------------
BALANCE SHEET:
Total loans and direct financing leases            $  20,955,925     $  18,645,189     $  21,601,873     $  18,500,800
Allowance for loan and lease losses                      368,395           336,648           410,572           369,332
Net loans and direct financing leases                 20,587,530        18,308,541        21,191,301        18,131,468
Operating lease assets                                        --         2,252,445                --         3,072,432
Accrued income and other assets                          532,690           537,775           536,390           554,978
Total Assets                                          27,578,710        27,557,251        28,500,159        28,531,346
Accrued expenses and other liabilities                 1,070,991         1,062,868           887,487           901,848
Total liabilities                                     25,274,879        25,266,756        26,083,719        26,098,080
Retained earnings                                        232,509           219,173            24,077            40,903
Total shareholders' equity                             2,303,831         2,290,495         2,416,440         2,433,266
Total Liabilities and Shareholders' Equity         $  27,578,710     $  27,557,251     $  28,500,159     $  28,531,346


                                                                Twelve Months Ended December 31,
                              ---------------------------------------------------------------------------------------------------
                                          2002                                2001                               2000
                              -----------------------------       -----------------------------      ----------------------------
                               Previously                          Previously                         Previously
INCOME STATEMENT:              Reported on                        Reported on                        Reported on
(in thousands of dollars)     Mar. 20, '03        Restated        Mar. 20, '03        Restated       Mar. 20, '03      Restated
-------------------------     ------------      -----------       ------------      -----------      ------------     -----------
Net interest income            $   983,802      $   791,151       $   996,182       $   746,866      $   942,432      $   706,049
Provision for loan and
   lease losses                    227,340          194,426           308,793           257,326           90,479           61,464
Net interest income after
   provision                       756,462          596,725           687,389           489,540          851,953          644,585
Operating lease income                  --          641,785                --           699,857               --          635,243
Other non-interest income           61,718           69,904            59,767            59,767           58,795           58,795
Total non-interest income          684,811        1,334,782           509,480         1,209,337          493,559        1,128,802
Operating lease expense                 --          518,970                --           558,626               --          494,800
Restructuring charges               56,184           56,184            99,957            79,957           50,000               --
Other non-interest expense          56,127           73,797            65,313            79,696           46,059           22,596
Total non-interest expense         852,048        1,388,688         1,023,587         1,576,596          885,617        1,306,954
Income before income taxes         589,225          542,819           173,282           122,281          459,895          466,433
Income taxes                       226,000          209,755            (5,239)          (23,088)         131,449          133,736
Net income                     $   363,225      $   333,064       $   178,521       $   145,369      $   328,446      $   332,697

Earnings per share:
   Basic                       $      1.50      $      1.37       $      0.71       $      0.58      $      1.32      $      1.34
   Diluted                     $      1.49      $      1.36       $      0.71       $      0.58      $      1.32      $      1.33

OTHER INFORMATION:
Net charge-offs                $   239,319      $   196,912       $   189,447       $   146,269      $    83,089      $    61,647



                                                                Three Months Ended (Unaudited)
                              ---------------------------------------------------------------------------------------------------
                                    December 31, 2002                   September 30, 2002                   June 30, 2002
                              -----------------------------       -----------------------------      ----------------------------
                               Previously                          Previously                         Previously
INCOME STATEMENT:             Reported on                         Reported on                        Reported on
(in thousands of dollars)     Mar. 20, '03        Restated        Mar. 20, '03        Restated       Mar. 20, '03      Restated
-------------------------     ------------      -----------       ------------      -----------      ------------     -----------
Net interest income            $ 249,702         $ 210,255         $ 249,416         $ 205,484         $ 241,859       $ 190,981
Provision for loan and
   lease losses                   57,418            51,236            60,249            54,304            53,892          49,876
Net interest income
   after provision               192,284           159,019           189,167           151,180           187,967         141,105
Operating lease income                --           143,465                --           154,367                --         168,047
Other non-interest income         17,025            19,130            18,723            21,044            15,039          17,033
Total non-interest income        126,021           271,591           139,382           296,070           117,980         288,021
Operating lease expense               --           120,747                --           125,743                --         131,695
Other non-interest expense        14,182            22,269            13,576            16,563            13,858          18,135
Total non-interest expense       202,695           331,529           193,723           322,453           192,060         328,032
Income before income taxes       115,610            99,081           134,826           124,797           113,887         101,094
Income taxes                      30,475            24,687            36,703            33,193            31,647          27,169
Net income                     $  85,135         $  74,394         $  98,123         $  91,604         $  82,240       $  73,925
Earnings per share:
   Basic                       $    0.36         $    0.32         $    0.41         $    0.38         $    0.33       $    0.30
   Diluted                     $    0.36         $    0.32         $    0.41         $    0.38         $    0.33       $    0.30
OTHER INFORMATION:
Net charge-offs                $  94,938         $  83,158         $  43,700         $  33,785         $  44,900       $  36,997


                                                                Three Months Ended (Unaudited)
                              ---------------------------------------------------------------------------------------------------
                                     March 31, 2002                    December 31, 2001                  September 30, 2001
                              -----------------------------       -----------------------------      ----------------------------
                               Previously                          Previously                         Previously
INCOME STATEMENT:             Reported on                         Reported on                        Reported on
(in thousands of dollars)     Mar. 20, '03        Restated        Mar. 20, '03        Restated       Mar. 20, '03      Restated
-------------------------     ------------      -----------       ------------      -----------      ------------     -----------
Net interest income            $ 242,825         $ 184,431         $ 255,238        $ 196,294          $ 249,787       $ 186,866
Provision for loan and
   lease losses                   55,781            39,010           108,275          101,075             49,559          34,053
Net interest income
   after provision               187,044           145,421           146,963           95,219            200,228         152,813
Operating lease income                --           175,906                --          180,382                 --         183,642
Other non-interest income         10,931            12,697            16,088           16,088             15,755          15,755
Total non-interest income        301,428           479,100           133,097          313,479            130,456         314,098
Operating lease expense               --           140,785                --          140,575                 --         138,538
Other non-interest expense        14,511            16,830            14,017           15,580             14,605          25,145
Total non-interest expense       263,570           406,674           242,497          384,635            279,707         428,785
Income before income taxes       224,902           217,847            37,563           24,063             50,977          38,126
Income taxes                     127,175           124,706           (28,086)         (32,810)             8,348           3,850
Net income                     $  97,727         $  93,141         $  65,649        $  56,873          $  42,629       $  34,276
Earnings per share:
   Basic                       $    0.39         $    0.37         $    0.26        $    0.23          $    0.17       $    0.14
   Diluted                     $    0.39         $    0.37         $    0.26        $    0.23          $    0.17       $    0.14

OTHER INFORMATION:
Net charge-offs                $  55,781         $  42,972         $  56,146        $  47,711          $  39,743       $  29,348



                                                Three Months Ended (Unaudited)
                              -----------------------------------------------------------------
                                     June 30, 2001                       March 31, 2001
                              -----------------------------       -----------------------------
                               Previously                         Previously
INCOME STATEMENT:             Reported on                         Reported on
(in thousands of dollars)     Mar. 20, '03        Restated        Mar. 20, '03        Restated
-------------------------     ------------      -----------       ------------      -----------
Net interest income            $ 248,033         $ 185,080         $ 243,124         $ 178,626
Provision for loan and
  lease losses                   117,495            99,444            33,464            22,754
Net interest income
  after provision                130,538            85,636           209,660           155,872
Operating lease income                --           176,418                --           159,415
Other non-interest income         14,956            14,956            12,968            12,968
Total non-interest income        128,203           304,621           117,724           277,139
Operating lease expense               --           158,437                --           121,076
Other non-interest expense        16,457             6,384            20,234            32,587
Total non-interest expense       267,293           395,657           234,090           367,519
Income before income taxes        (8,552)           (5,400)           93,294            65,492
Income taxes                     (10,929)           (9,825)           25,428            15,697
Net income                     $   2,377         $   4,425         $  67,866         $  49,795

Earnings per share:
   Basic                       $    0.01         $    0.02         $    0.27         $    0.20
   Diluted                     $    0.01         $    0.02         $    0.27         $    0.20

OTHER INFORMATION:
Net charge-offs                $  65,465         $  47,930         $  28,093         $  21,280

4. RESTATEMENT OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR DEFERRAL ACCOUNTING AND OTHER REVENUE AND EXPENSES (AMENDMENT NO. 2)

         Huntington voluntarily restated its earnings in Amendment No. 2 to its Annual Report on Form 10-K/A (Amendment No. 2) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, Amendment No. 2 includes the following corrections:

         Huntington previously did not defer loan and lease origination fees and certain expenses, but rather recognized the net amount in the period of origination. This restatement applies, on a retroactive basis, deferral accounting for loan and lease origination fees and costs. The impact of the restatement decreased total loans and direct financing leases, operating lease assets, accrued expenses and other liabilities, retained earnings, net interest income, operating lease income, mortgage banking income, other non-interest income, personnel costs, and other non-interest expense.

         Huntington previously amortized the loan referral fees paid to automobile dealers (dealer premium) on a straight-line basis. As a result of this restatement, Huntington is now amortizing these fees to interest income using methods that closely approximate the results under the interest method. The impact of the restatement reduced the amount of dealer premium included in automobile loans and leases, reduced interest income on indirect loans and leases, and increased gains on sales and securitizations of loans.

         Huntington previously deferred sales commissions paid to employees for the origination of deposits and amortized these payments to interest expense over the expected life of the deposit. In this restatement, Huntington is recognizing the expense on these sales commissions when the deposits were originated and commissions were earned. The impact of the restatement decreased the interest expense on deposits, increased service charges on deposit accounts, and increased personnel costs.

         Huntington offers its customers the ability to forego the payment of origination fees at inception of a mortgage loan in exchange for a higher interest rate over the life of the loan. Huntington had previously recorded origination fees on such loans held for investment at inception. A loan premium was recognized and amortized as a reduction of interest income on mortgage loans held for investment. The impact of restatement reversed the loan premiums that were recognized as mortgage banking income and increased the interest income recognized on mortgage loans held for investment.

         Prior to 2002, Huntington recognized, in the year incurred, the expenses or gains for pension settlements, which are actuarially determined expenses or gains related to lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 pension settlements was deferred to be recognized over a subsequent eight year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002, which increased other liabilities and increased personnel costs in the fourth quarter of 2002.

         Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves. The impact of the restatement increased the amount of the reserve to cover claim losses on the products purchased by customers, increased other liabilities, and increased other non-interest expenses.

         Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income.

         In 1998, Huntington entered into a sale-leaseback transaction. Huntington recognized gains in 1998 and in 1999 as a reduction in occupancy expense above the amounts that should have been recognized under a normal amortization schedule. The impact of the restatement increased accrued expenses and other liabilities and decreased retained earnings and occupancy expense.

         In 1998, Huntington marked to market the ineffective portion of an interest rate swap associated with a fixed rate subordinated debt offering initiated in 1992. The swap was subsequently sold in 2000. The restatement marks to market the ineffective portion of the interest rate swap (i.e., the excess notional amount of the swap) for all periods prior to 1998 and then annually through 2000. The restatement increased income prior to 1998, reduced income in 1998 and 1999, and increased income in 2000, but had no cumulative impact on retained earnings.

         In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects the timing error by increasing income in 2001 and reducing income in 2002 by the same amount. There was no cumulative effect impact on retained earnings.

         The results of this restatement are reflected in the consolidated financial statements and footnotes. The following tables reflect the previously reported amounts after the May 20, 2003, restatement as well as the impact of this restatement by financial statement line in Huntington's balance sheets at December 31, 2002 and December 31, 2001, and income statements for the years and all quarters in 2002 and 2001, and for the year 2000:


                                                          December 31, 2002                           December 31, 2001
                                                -------------------------------------    -----------------------------------
                                                Previously                                Previously
                                                Reported on                               Reported on
(in thousands of dollars)                       May 20, '03               Restated        May 20, '03               Restated
-------------------------                       --------------         --------------     --------------         --------------
BALANCE SHEET:
Total loans and direct financing leases         $   18,645,189         $   18,587,403     $   18,500,800         $   18,467,919
Allowance for loan and lease losses                    336,648                336,648            369,332                369,332
Net loans and direct financing leases               18,308,541             18,250,755         18,131,468             18,098,587
Operating lease assets                               2,252,445              2,200,525            307,242              3,005,848
Accrued income and other assets                        537,775                522,611            554,978                537,160
Total Assets                                        27,557,251             27,432,381         28,531,346             28,416,945
Accrued expenses and other liabilities               1,062,868              1,038,700            901,848                878,816
Total liabilities                                   25,266,756             25,242,588         26,098,080             26,075,048
Retained earnings (deficit)                            219,173                118,471             40,903                (50,466)
Total shareholders' equity                           2,290,495              2,189,793          2,433,266              2,341,897
Total Liabilities and Shareholders' Equity      $   27,557,251         $   27,432,381     $   28,531,346         $   28,416,945


                                                                  Twelve Months Ended December 31,
                               --------------------------------------------------------------------------------------------------
                                          2002                                2001                               2000
                               ----------------------------        ----------------------------       ---------------------------
                               Previously                          Previously                         Previously
INCOME STATEMENT:              Reported on                         Reported on                        Reported on
(in thousands of dollars)      May 20, '03        Restated         May 20, '03       Restated         May 20, '03       Restated
-------------------------      -----------       ----------        -----------      -----------       -----------      ----------
Net interest income            $  791,151        $  749,574        $  746,866       $   715,288       $  706,049       $  670,110
Net interest income
   after provision                596,725           555,148           489,540           457,962          644,585          608,646
Operating lease income            641,785           657,074           699,857           691,733          635,243          623,835
Mortgage banking                   47,989            32,033            59,148            54,518           38,025           32,772
Bank owned life insurance          46,005            43,123            38,241            41,123           39,544           39,544
Gain on sale of Florida
   operations                     175,344           182,470                --                --               --               --
Other non-interest income          69,904            72,206            59,767            59,284           58,795           69,157
Total non-interest income       1,334,782         1,341,704         1,209,337         1,199,942        1,128,802        1,123,202
Personnel costs                   440,760           418,037           478,640           454,210          421,750          396,230
Net occupancy                      60,264            59,539            77,184            76,449           75,882           75,197
Restructuring charges              56,184            48,973            79,957            79,957               --               --
Other non-interest expense         73,797            82,607            79,696            81,709           22,596           23,076
Total non-interest expense      1,388,688         1,374,147         1,576,596         1,562,427        1,306,954        1,283,131
Income before income taxes        542,819           522,705           122,281            95,477          466,433          448,717
Income taxes                      209,755           198,974           (23,088)          (39,319)         133,736          126,299
Net income                     $  333,064        $  323,731        $  145,369       $   134,796       $  332,697       $  322,418

Earnings per share:
   Basic                       $     1.37        $     1.34        $     0.58       $      0.54       $     1.34       $     1.30
   Diluted                     $     1.36        $     1.33        $     0.58       $      0.54       $     1.33       $     1.29




                                                               Three Months Ended (Unaudited)
                               -----------------------------------------------------------------------------------------------
                                     December 31, 2002                September 30, 2002                   June 30, 2002
                               ---------------------------        ---------------------------        -------------------------
                               Previously                         Previously                         Previously
INCOME STATEMENT:              Reported on                        Reported on                        Reported on
(in thousands of dollars)      May 20, '03       Restated         May 20, '03        Restated        May 20, '03      Restated
-------------------------      -----------       ---------        -----------       ---------        ------------     --------
Net interest income             $210,255         $199,179         $205,484          $191,265         $190,981         $180,261
Net interest income
   after provision               159,019          147,943          151,180           136,961          141,105          130,385
Operating lease income           143,465          149,259          154,367           160,164          168,047          171,617
Mortgage banking                  11,410            5,530            6,289             2,594           10,725            7,835
Bank owned life insurance         11,443           10,722           11,443            10,723           11,443           10,722
Other non-interest income         19,130           19,943           21,044            21,948           17,033           17,513
Personnel costs                  113,852          110,231          107,477           100,662          105,146           99,115
Net occupancy                     13,454           13,370           14,815            14,676           14,756           14,504
Total non-interest income        271,591          271,855          296,070           298,602          288,021          288,714
Other non-interest expense        22,269           29,880           16,563            16,963           18,135           18,535
Total non-interest expense       331,529          329,309          322,453           319,496          328,032          323,746
Income before income taxes        99,081           90,489          124,797           116,067          101,094           95,353
Income taxes                      24,687           21,226           33,193            28,052           27,169           24,375
Net income                      $ 74,394         $ 69,263         $ 91,604          $ 88,015         $ 73,925         $ 70,978

Earnings per share:
   Basic                        $   0.32         $   0.30         $   0.38          $   0.37         $   0.30         $   0.29
   Diluted                      $   0.32         $   0.29         $   0.38          $   0.36         $   0.30         $   0.29



                                                               Three Months Ended (Unaudited)
                              ---------------------------------------------------------------------------------------------------
                                      March 31, 2002                     December 31, 2001                September 30, 2001
                              -----------------------------       -----------------------------      ----------------------------
                               Previously                         Previously                         Previously
INCOME STATEMENT:             Reported on                         Reported on                        Reported on
(in thousands of dollars)     May 20, '03        Restated         May 20, '03        Restated        May 20, '03      Restated
-------------------------     ------------      -----------       ------------      -----------      ------------     -----------
Net interest income             $ 184,431        $ 178,869         $ 196,294         $ 188,035        $ 186,866       $ 179,078
Net interest income
  after provision                 145,421          139,859            95,219            86,960          152,813         145,025
Operating lease income            175,906          176,034           180,382           178,588          183,642         181,851
Mortgage banking                   19,565           16,074            15,768            14,082           14,616          13,308
Banked owned life insurance        11,676           10,956             9,560            11,001            9,560          11,001
Gain on sale of Florida
   operations                     175,344          182,470                --                --               --              --
Other non-interest income          12,697           12,802            16,088            16,005           15,755          15,533
Total non-interest income         479,100          482,533           313,479           311,629          314,098         312,465
Personnel costs                   114,285          108,029           118,143           111,306          120,767         115,335
Net occupancy                      17,239           16,989            19,950            19,766           19,266          19,082
Other non-interest expense         16,830           17,229            15,580            16,083           25,145          25,648
Total non-interest expense        406,674          401,596           384,635           384,203          428,785         424,623
Income before income taxes        217,847          220,796            24,063            14,386           38,126          32,867
Income taxes                      124,706          125,321           (32,810)          (40,657)           3,850             886
Net income                      $  93,141        $  95,475         $  56,873         $  55,043        $  34,276       $  31,981

Earnings per share:
   Basic                        $    0.37        $    0.38         $    0.23         $    0.22        $    0.14       $    0.13
   Diluted                      $    0.37        $    0.38         $    0.23         $    0.22        $    0.14       $    0.13




                                                            Three Months Ended (Unaudited)
                                          -------------------------------------------------------------------
                                                    June 30, 2001                      March 31, 2001
                                          ---------------------------------     -----------------------------
                                          Previously                             Previously
INCOME STATEMENT:                         Reported on                            Reported on
(in thousands of dollars)                 May 20, '03          Restated          May 20, '03       Restated
-------------------------                 --------------     --------------     --------------    -----------
Net interest income                       $ 185,080          $ 177,254          $ 178,626         $ 170,921
Net interest income
  after provision                            85,636             77,810            155,872           148,167
Operating lease income                      176,418            174,151            159,415           157,143
Mortgage banking                             18,733             18,168             10,031             8,960
Other non-interest income                    14,956             14,619             12,968            13,127
Total non-interest income                   304,621            301,681            277,139           274,167
Personnel costs                             122,068            116,048            117,662           111,521
Net occupancy                                18,188             18,004             19,780            19,597
Other non-interest expense                    6,384              6,887             32,587            33,091
Total non-interest expense                  395,657            390,907            367,519           362,694
(Loss) income before income taxes            (5,400)           (11,416)            65,492            59,640
Income taxes                                 (9,825)           (12,548)            15,697            13,000
Net income                                $   4,425          $   1,132          $  49,795         $  46,640

Earnings per share:
   Basic                                  $    0.02          $    0.00          $    0.20         $    0.19
   Diluted                                $    0.02          $    0.00          $    0.20         $    0.19


5. RESTRUCTURING

         In July 2001, Huntington announced a strategic refocusing plan (the
Plan). The Plan included the sale of Huntington's Florida banking and insurance operations, the consolidation of numerous non-Florida branch offices, and credit-related and other actions to strengthen Huntington's balance sheet and financial performance, including the use of excess regulatory capital generated by the sale to initiate a share repurchase program. In 2002, pre-tax restructuring charges associated with the Plan totaled $49.0 million ($31.8 million after-tax, or $0.13 per share) and are reflected in non-interest expense in the accompanying audited consolidated financial statements.

         These charges included expenses of $32.7 million related to the sale of the Florida operations, $8.0 million for asset impairment, $4.3 million for the exit of certain e-commerce activities, $1.8 million related to vacating facilities, and $2.2 million for other costs. Combined with the amounts recorded in 2001, these pre-tax charges totaled $199.4 million ($129.6 million after-tax, or $0.52 per share) and consisted of $65.2 million related to credit quality, $25.3 million for asset impairment, $34.7 million for the costs related to sell the Florida operations, $20.1 million for the exit or curtailment of certain e-commerce activities, $15.6 million related to owned or leased facilities that Huntington vacated, and $38.5 million related to reduction of ATMs, employee severance, legal, accounting, and consulting fees, and other operational costs.

         Restructuring reserves of $7.2 million established in 1998 and 2001 were released in 2002 based on management's assessment of future claims on these reserves. The release of 1998 reserves consisted of a $5.0 million legal settlement received by Huntington in December 2002. Additionally, $2.2 million of reserves established in 2001 were released. At December 31, 2002, Huntington had $4.1 million remaining in reserves established in 1998 for the exit of under performing business units and $14.4 million remaining in restructuring reserves established in 2001. Huntington expects that these remaining reserves will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities.

         In August 2002, Huntington restructured its interest in Huntington Merchant Services, L.L.C. (HMS), Huntington's merchant services business, in a transaction with First Data Merchant Services Corporation, a subsidiary of First Data Corp. Under the agreement, Huntington extended its long-term merchant services relationship with First Data. In addition, as part of the transaction, First Data obtained all of Huntington's Florida-related merchant business and increased its equity interest in HMS. This transaction resulted in a $24.5 million pre-tax gain ($16.0 million after tax, or $.07 per share) in 2002 while Huntington retained a nominal equity ownership in the business. At December 31, 2002, Huntington had a contingency reserve of $1.8 million related to this restructuring of its interest in HMS.

6. SALE OF FLORIDA OPERATIONS

         On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other tangible assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $182.5 million and was reflected in non-interest income. The after-tax gain was $61.4 million, or $0.25 per common share. Income taxes related to this transaction were $121.0 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

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

         The income statement column entitled Florida Operations includes all identifiable direct revenue and expenses for the Florida operations for the year ended December 31, 2001, and any indirect revenue and expenses that management expected to cease with the sale. In addition, net interest income in that column includes a funding credit of $68.5 million related to $1.9 billion of funding that Florida provided to Huntington. That funding credit was based on the average one-year LIBOR rate for 2001 of 3.64%. The income statement column entitled Related Transactions reflects $26.4 million of interest that was expected to be earned on both the $711.9 million deposit premium and the $12.2 million proceeds for the sale of JRD over a one-year period at the same LIBOR rate of 3.64%, the $30.2 million of amortization expense on intangibles related to the Florida operations, and the applicable income taxes.

UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 2001


                                                           Florida         Related        Huntington
(in thousands of dollars)                 Huntington      Operations     Transactions      Pro Forma
--------------------------------------   ------------    ------------    ------------    ------------
Net interest income                      $    715,288    $   (108,629)   $     26,356    $    633,015
Provision for loan and lease losses           257,326         (15,121)             --         242,205
                                         ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES           457,962         (93,508)         26,356         390,810
                                         ------------    ------------    ------------    ------------

Non-interest income                         1,199,942         (76,992)             --       1,122,950
Non-interest expense                        1,562,427        (132,707)        (30,180)      1,399,540
                                         ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                     95,477         (37,793)         56,536         114,220
Income taxes                                  (39,319)        (12,507)         17,237         (34,589)
                                         ------------    ------------    ------------    ------------
NET INCOME                               $    134,796    $    (25,286)   $     39,299    $    148,809
                                         ============    ============    ============    ============

NET INCOME PER COMMON SHARE -- DILUTED   $       0.54    $      (0.10)   $       0.16    $       0.59
                                         ============    ============    ============    ============

OPERATING NET INCOME (1)                 $    232,560    $    (25,286)   $     39,299    $    246,573
                                         ============    ============    ============    ============

OPERATING NET INCOME PER COMMON
SHARE -- DILUTED (1)                     $       0.92    ($      0.10)   $       0.16    $       0.98
                                         ============    ============    ============    ============

(1) Excludes restructuring charges.

         Pro forma net income for 2002 (unaudited), which excluded the after-tax combined loss of the Florida banking operations through February 15, 2002 and the Florida insurance operations through June 30, 2002 of $1.5 million, and any after-tax gains and restructuring charges not related to the sale, was $285.1 million, or $1.17 per share. Excluding the after-tax Merchant Services restructuring gain and the non-Florida related restructuring charges, pro forma net income for 2002 (unaudited), was $279.7 million, or $1.15 per share.

7. EARNINGS PER SHARE

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

(in thousands, except per share amounts)          2002         2001         2000
                                                --------     --------     --------
NET INCOME                                      $323,731     $134,796     $322,418
                                                ========     ========     ========

Average common shares outstanding                242,279      251,078      248,709
Dilutive effect of common stock equivalents        1,733          638          861
                                                --------     --------     --------
DILUTED AVERAGE COMMON SHARES OUTSTANDING        244,012      251,716      249,570
                                                ========     ========     ========

EARNINGS PER SHARE
   Basic                                        $   1.34     $   0.54     $   1.30
   Diluted                                      $   1.33     $   0.54     $   1.29

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

         At December 31, 2002, a total of 521,919 common shares associated with a recent acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met. Dividends paid on these shares are reinvested in the common stock and are also held in escrow.

8. COMPREHENSIVE INCOME

         The change in the components of Huntington's Other Comprehensive Income in each of the three years ended December 31 were as follows:

(in thousands of dollars)                                                     2002           2001           2000
                                                                           ---------      ---------      ---------
Cumulative effect of change in accounting method for derivatives used in cash flow hedging relationships:
             Unrealized net losses                                         $      --      $ (14,020)     $      --
             Related tax benefit                                                  --          4,907             --
                                                                           ---------      ---------      ---------
                         Net                                                      --         (9,113)            --
                                                                           ---------      ---------      ---------

Minimum pension liability:
             Unrealized net loss                                                (300)            --             --
             Related tax benefit                                                 105             --             --
                                                                           ---------      ---------      ---------
                         Net                                                    (195)            --             --
                                                                           ---------      ---------      ---------

Unrealized holding gains on securities available for sale arising during the period:
             Unrealized net gains                                             46,655         84,256        145,011
             Related tax expense                                             (16,082)       (29,796)       (51,323)
                                                                           ---------      ---------      ---------
                         Net                                                  30,573         54,460         93,688
                                                                           ---------      ---------      ---------

Unrealized holding gains on derivatives used in cash flow hedging relationships arising during the period:
             Unrealized net gains                                             14,799          7,895             --
             Related tax expense                                              (5,179)        (2,763)            --
                                                                           ---------      ---------      ---------
                         Net                                                   9,620          5,132             --
                                                                           ---------      ---------      ---------

Less: Reclassification adjustment for net gains from sales
   of securities available for sale realized during the period:
             Realized net gains                                                4,902            723         37,101
             Related tax expense                                              (1,716)          (252)       (12,986)
                                                                           ---------      ---------      ---------
                         Net                                                   3,186            471         24,115
                                                                           ---------      ---------      ---------
Total Other Comprehensive Income                                           $  36,812      $  50,008      $  69,573
                                                                           =========      =========      =========

Activity in Accumulated Other Comprehensive Income for the most recent three years is as follows:

                                                                                 UNREALIZED GAINS
                                                           UNREALIZED GAINS  (LOSSES) ON DERIVATIVE
                                            MINIMUM           (LOSSES) ON       INSTRUMENTS USED IN
                                            PENSION            SECURITIES        CASH FLOW HEDGING
(IN THOUSANDS OF DOLLARS)                  LIABILITY       AVAILABLE FOR SALE      RELATIONSHIPS             TOTAL
                                           ---------       ------------------  ---------------------       --------
Balance, December 31, 1999                  $     --             $(94,093)            $     --             $(94,093)
Period change                                     --               69,573                   --               69,573
                                            --------             --------             --------             --------
Balance, December 31, 2000                        --              (24,520)                  --              (24,520)
Change in accounting method                       --                   --               (9,113)              (9,113)
Current-period change                             --               53,989                5,132               59,121
                                            --------             --------             --------             --------
Balance, December 31, 2001                        --               29,469               (3,981)              25,488
Current-period change                           (195)              27,387                9,620               36,812
                                            --------             --------             --------             --------
BALANCE, DECEMBER 31, 2002                  $   (195)            $ 56,856             $  5,639             $ 62,300
                                            ========             ========             ========             ========


9. SECURITIES

            Securities available for sale at December 31 were as follows:


                                                                                UNREALIZED
                                                                      ----------------------------
                                                   AMORTIZED             GROSS             GROSS               FAIR
(in thousands of dollars)                             COST               GAINS             LOSSES             VALUE
                                                   ----------         ----------         ----------         ----------
2002
U.S. Treasury                                      $   18,550         $    1,362         $       --         $   19,912
Federal agencies
    Mortgage-backed securities                      1,755,437             44,074                254          1,799,257
    Other agencies                                    782,287             26,772                544            808,515
                                                   ----------         ----------         ----------         ----------
Total U.S. Treasury and Federal agencies            2,556,274             72,208                798          2,627,684
Retained interests in securitizations                 146,160             13,818                 --            159,978
Other securities                                      613,607              5,600              3,500            615,707
                                                   ----------         ----------         ----------         ----------

TOTAL SECURITIES AVAILABLE FOR SALE                $3,316,041         $   91,626         $    4,298         $3,403,369
                                                   ==========         ==========         ==========         ==========

                                                                               UNREALIZED
                                                                      ----------------------------
                                                    AMORTIZED           GROSS              GROSS             FAIR
(in thousands of dollars)                             COST              GAINS              LOSSES             VALUE
                                                   ----------         ----------         ----------         ----------
2001
U.S. Treasury                                      $   38,928         $      612         $       --         $   39,540
Federal agencies
    Mortgage-backed securities                      1,317,555             22,559              1,200          1,338,914
    Other agencies                                    920,679             24,313              1,367            943,625
                                                   ----------         ----------         ----------         ----------
Total U.S. Treasury and Federal agencies            2,277,162             47,484              2,567          2,322,079
Retained interests in securitizations                 159,790                 --                 --            159,790
Other securities                                      367,052              5,873              5,215            367,710
                                                   ----------         ----------         ----------         ----------

Total Securities Available For Sale                $2,804,004         $   53,357         $    7,782         $2,849,579
                                                   ==========         ==========         ==========         ==========


         Other securities available for sale include privately placed collateralized mortgage obligations, Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt and municipal securities, and marketable equity securities.

         Contractual maturities of securities available for sale as of December 31 were:

                                                                2002                                  2001
                                                    -----------------------------         ----------------------------
                                                    AMORTIZED             FAIR            Amortized             Fair
(in thousands of dollars)                             COST                VALUE              Cost               Value
                                                    ----------         ----------         ----------         ----------
Under 1 year                                        $   42,056         $   43,149         $   12,011         $   12,085
1 - 5 years                                            868,600            896,651          1,066,383          1,090,164
6 - 10 years                                           414,122            424,287            218,816            222,535
Over 10 years                                        1,802,257          1,835,670          1,242,609          1,259,229
Retained interests in securitizations                  146,160            159,978            159,790            159,790
Marketable equity securities                            42,846             43,634            104,395            105,776
                                                    ----------         ----------         ----------         ----------
TOTAL SECURITIES AVAILABLE FOR SALE                 $3,316,041         $3,403,369         $2,804,004         $2,849,579
                                                    ==========         ==========         ==========         ==========


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

         Investment securities held to maturity at December 31, 2002 and 2001, were comprised of investments in obligations of states and political subdivisions. The amortized cost, unrealized gains and losses, and fair values of investment securities held to maturity at December 31 were:

(in thousands of dollars)               2002            2001
                                       -------         -------

Amortized cost                         $ 7,546         $12,322
Unrealized gross gains                     192             215
Unrealized gross losses                     13              38
                                       -------         -------
FAIR VALUE                             $ 7,725         $12,499
                                       =======         =======


         Contractual maturities of investment securities held to maturity with yields adjusted to reflect fully taxable equivalent basis at December 31 were:


                                                           2002                                         2001
                                         -------------------------------------         -------------------------------------
                                         AMORTIZED          FAIR                       Amortized        Fair
(in thousands of dollars)                   COST           VALUE         YIELD           Cost           Value           Yield
                                         ---------        -------        -----         ---------        -------         ----

Under 1 year                              $ 2,775         $ 2,793         7.37%         $ 3,997         $ 4,016         7.54%
1 - 5 years                                 3,096           3,209         8.03%           6,369           6,508         7.78%
6 - 10 years                                1,432           1,471         8.49%           1,713           1,726         8.48%
Over 10 years                                 243             252         8.18%             243             249         8.18%
                                          -------         -------         ----          -------         -------         ----

TOTAL INVESTMENT SECURITIES               $ 7,546         $ 7,725         7.88%         $12,322         $12,499         7.81%
                                          =======         =======         ====          =======         =======         ====

10. LOANS AND LEASES

            At December 31, loans and leases were comprised of the following:

(in thousands of dollars)                                          2002                2001
                                                               -----------         -----------
Commercial loans                                               $ 5,608,443         $ 6,442,270
Real estate
   Commercial loans                                              2,718,773           2,496,121
   Construction loans                                            1,010,077           1,321,070
                                                               -----------         -----------
TOTAL COMMERCIAL AND COMMERCIAL REAL ESTATE LOANS                9,337,293          10,259,461
                                                               -----------         -----------
Consumer
   Automobile loans and leases                                   3,915,553           2,959,933
   Home equity loans and lines of credit                         3,198,487           3,580,106
   Residential mortgage loans                                    1,740,319           1,123,682
   Other loans                                                     395,751             544,737
                                                               -----------         -----------
TOTAL CONSUMER LOANS                                             9,250,110           8,208,458
                                                               -----------         -----------
TOTAL LOANS AND LEASES                                         $18,587,403         $18,467,919
                                                               ===========         ===========


         At December 31, 2002, real estate qualifying loans pledged to secure advances from the Federal Home Loan Bank was $2.7 billion. Real estate qualifying loans are comprised of home equity loans and lines of credit and residential mortgage loans secured by first and second liens. At this same date, $1.5 billion of commercial loans have been pledged to secure potential discount window borrowings from the Federal Reserve.

         Huntington's loan and lease portfolio includes lease financing receivables consisting of direct financing leases on equipment, which are included in commercial loans, and on automobiles, which are included in automobile loans and leases. Net investment in lease financing receivables by category at December 31 were as follows:

(in thousands of dollars)                                                        2002                 2001
                                                                             -----------          -----------
Commercial
   Lease payments receivable                                                 $   191,034          $    28,791
   Estimated residual value of leased assets                                      28,388                4,480
                                                                             -----------          -----------
     Gross investment in commercial lease financing receivables                  219,422               33,271
   Unearned income                                                               (24,678)              (2,859)
                                                                             -----------          -----------
TOTAL NET INVESTMENT IN COMMERCIAL LEASE FINANCING RECEIVABLES               $   194,744          $    30,412
                                                                             ===========          ===========

Consumer
   Lease payments receivable                                                 $   645,544          $    86,662
   Estimated residual value of leased assets                                     362,474               28,091
                                                                             -----------          -----------
     Gross investment in consumer lease financing receivables                  1,008,018              114,753
   Deferred origination fees and costs                                              (960)               1,119
   Unearned income                                                              (133,459)              (9,431)
                                                                             -----------          -----------
TOTAL NET INVESTMENT IN CONSUMER LEASE FINANCING RECEIVABLES                 $   873,599          $   106,441
                                                                             ===========          ===========

RELATED PARTY TRANSACTIONS

            Huntington has made loans to its officers, directors, and their associates. These loans were made in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. These loans to related parties are summarized as follows:

(in thousands of dollars)                                                    2002               2001
                                                                           ---------          ---------

BALANCE, BEGINNING OF YEAR                                                 $ 133,844          $ 145,761
     Loans made                                                              114,694            236,260
     Repayments                                                             (145,185)          (234,011)
     Changes due to status of executive officers and directors                (7,792)           (14,166)
                                                                           ---------          ---------
BALANCE, END OF YEAR                                                       $  95,561          $ 133,844
                                                                           =========          =========

NON-PERFORMING ASSETS AND PAST DUE LOANS

         At December 31, 2002 and 2001, the loans in non-accrual status and loans past due 90 days or more and still accruing interest, were as follows:

(in thousands of dollars)                               2002             2001
                                                      --------         --------
Commercial                                            $ 91,861         $159,637
Real Estate
   Construction                                          5,554           13,885
   Commercial                                           21,211           34,475
   Residential                                           9,443           11,836
                                                      --------         --------
TOTAL NON-ACCRUAL LOANS                               $128,069         $219,833
                                                      ========         ========

ACCRUING LOANS PAST DUE 90 DAYS OR MORE               $ 61,526         $ 76,013
                                                      ========         ========


         The amount of interest that would have been recorded under the original terms for total loans classified as non-accrual or renegotiated was $12.6 million for 2002, $10.3 million for 2001, and $6.5 million for 2000. Amounts actually collected and recorded as interest income for these loans totaled $5.1 million, $4.9 million, and $3.9 million for 2002, 2001, and 2000, respectively.

11. LOAN SECURITIZATIONS

         During 2002 and 2001, Huntington sold automobile loans in securitization transactions totaling $478.0 million and $437.7 million, respectively. Huntington retained the interest rate risk and the rights to future cash flows arising after the investors in the securitization trusts have received their contractual return. These cash flows arise from cash reserve accounts, loan collateral in excess of the note amounts issued by the securitization trusts, and excess interest collections. Huntington's interests are subordinate to investors' interests. The investors and the securitization trusts have no recourse to Huntington's other assets for failure of debtors to pay when due. At December 31, 2002 and 2001, the fair value of Huntington's retained interest in automobile loan securitizations was $160.0 million and $159.8 million, respectively. Management periodically reviews the assumptions underlying these values. If these assumptions change, the related asset and income would be affected.

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

         At December 31, 2002, the assumptions and the sensitivity of the current fair value of the retained interest to immediate 10% and 20% adverse changes in those assumptions were:

                                                                                         Decline in fair value
                                                                                                 due to
                                                                                         --------------------
                                                                                            10%        20%
                                                                                          adverse    adverse
(in millions of dollars)                                                      Actual       change     change
                                                                             ------       --------   -------
Monthly prepayment rate (ABS curve)                                             1.45        $ 0.7      $ 1.4
Expected annual credit losses                                                  1.55%          2.3        4.6
Discount rate                                                                 10.00%          1.8        3.6
Interest rate on variable securities - Forward one-month LIBOR
                                     yield plus 34 basis points                               2.7        5.4


         Caution should be used when reading these sensitivities as a change in an individual assumption and its impact on fair value is shown independent of changes in other assumptions. Economic factors are dynamic and may counteract or magnify sensitivities.

         Certain cash flows received from and paid to securitization trusts were:

                                                           Twelve Months Ended
                                                              December 31,
                                                          ---------------------
(in million of dollars)                                     2002        2001
                                                          ---------   ---------
Collections used by the trusts to purchase new
   balances in revolving securitizations                  $     480   $     439
Servicing fees received                                          12          14
Other cash flows received on retained interest                   81          32
Servicing advances                                               --          (3)
Repayments of servicing advances                                 --           3

RESIDENTIAL MORTGAGE LOANS

         During 2002, Huntington securitized $386.4 million of residential mortgage loans and retained all of the resulting securities and, accordingly, reclassified the securitized amount from loans to securities available for sale.

12. ALLOWANCE FOR LOAN AND LEASE LOSSES

         A summary of the transactions in the allowance for loan and lease losses and details regarding impaired loans and leases follows for the three years ended December 31:

(in thousands of dollars)                                                2002             2001               2000
                                                                    --------------    --------------    --------------
BALANCE, BEGINNING OF YEAR                                          $      369,332    $      264,929    $      273,931
Loan and lease losses                                                     (234,352)         (174,540)          (85,825)
Recoveries of previously charged off loans and leases                       37,440            28,271            24,178
                                                                    --------------    --------------    --------------
Net charge-offs                                                           (196,912)         (146,269)          (61,647)
                                                                    --------------    --------------    --------------
Provision for loan and lease losses                                        194,426           257,326            61,464
Allowance of securitized or sold loans (1)                                 (31,462)           (6,654)          (16,719)
Allowance of assets acquired                                                 1,264                --             7,900
                                                                    --------------    --------------    --------------
BALANCE, END OF YEAR                                                $      336,648    $      369,332    $      264,929
                                                                    ==============    ==============    ==============

RECORDED BALANCE OF IMPAIRED LOANS, AT END OF YEAR (2):
   With related allowance for loan and lease losses                 $       91,578    $      168,753    $       51,693
   With no related allowance for loan and lease losses                       2,972             2,557             5,261
                                                                    --------------    --------------    --------------
TOTAL                                                               $       94,550    $      171,310    $       56,954
                                                                    ==============    ==============    ==============

AVERAGE BALANCE OF IMPAIRED LOANS FOR THE YEAR (2)                  $       87,286    $      111,921    $       33,705
                                                                    ==============    ==============    ==============

ALLOWANCE FOR LOAN AND LEASE LOSS RELATED
   TO IMPAIRED LOANS (2)                                            $       37,984    $       65,125    $       12,944
                                                                    ==============    ==============    ==============

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

13. OPERATING LEASE ASSETS

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

(in thousands)                                   2002               2001
                                           ---------------    ---------------
Cost of Operating Lease Assets             $     3,260,897    $     3,984,836
Deferred origination fees and costs                (51,920)           (66,584)
Accumulated depreciation                        (1,008,452)          (912,404)
                                           ---------------    ---------------

OPERATING LEASE ASSETS, NET                $     2,200,525    $     3,005,848
                                           ===============    ===============

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

14. PREMISES AND EQUIPMENT

         At December 31, premises and equipment stated at cost were comprised of the following:

(in thousands of dollars)                                     2002            2001
                                                          -------------   -------------
Land and land improvements                                $      56,782   $      78,272
Buildings                                                       211,700         271,452
Leasehold improvements                                          123,944         132,267
Equipment                                                       447,374         496,163
                                                          -------------   -------------
Total premises and equipment                                    839,800         978,154
Less accumulated depreciation and amortization                  498,434         526,118
                                                          -------------   -------------
NET PREMISES AND EQUIPMENT                                $     341,366   $     452,036
                                                          =============   =============

         Depreciation and amortization charged to expense and rental income credited to occupancy expense for the year ended December 31 were:


(in thousands of dollars)                                                     2002           2001            2000
                                                                         -------------   -------------   -------------
Total depreciation and amortization of premises and equipment            $      46,319   $      53,805   $      49,117
                                                                         =============   =============   =============
Rental income credited to occupancy expense                              $      15,868   $      17,662   $      16,030
                                                                         =============   =============   =============

15. Intangible Assets

         Goodwill and other intangible assets, net of accumulated amortization, and related activity for the years ended December 31, 2002 and 2001, was as follows:

(in thousands of dollars)                                     2002             2001
                                                          -------------    -------------
BALANCE, BEGINNING OF PERIOD                              $     716,054    $     755,270
Sale of Florida banking and insurance operations               (524,105)              --
Additions                                                        28,637            3,903
Impairment                                                           --           (1,894)
Amortization                                                     (2,019)         (41,225)
                                                          -------------    -------------
BALANCE, END OF PERIOD                                    $     218,567    $     716,054
                                                          =============    =============

At December 31, goodwill and other intangible assets, net of accumulated amortization, were comprised of:


(in thousands of dollars)                                 2002           2001
                                                     -------------   -------------
Goodwill                                             $     211,282   $     649,179
Core deposit                                                    --          58,776
Leasehold                                                    7,285           8,099
                                                     -------------   -------------
BALANCE, END OF PERIOD                               $     218,567   $     716,054
                                                     =============   =============

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

16. DEPOSIT LIABILITIES

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

         At December 31, deposits were comprised of the following:

(in thousands of dollars)                                     2002            2001
                                                          -------------   -------------
Demand deposits
     Non-interest bearing                                 $   3,073,869   $   3,635,173
     Interest bearing                                         5,374,095       5,723,160
Savings deposits                                              2,851,158       3,466,305
Other domestic time deposits                                  3,956,306       5,868,451
                                                          -------------   -------------
TOTAL CORE DEPOSITS                                          15,255,428      18,693,089
                                                          -------------   -------------
Domestic time deposits of $100,000 or more                      731,959       1,130,563
Brokered time deposits and negotiable CDs                     1,092,754         137,915
Foreign time deposits                                           419,185         225,737
                                                          -------------   -------------
TOTAL DEPOSITS                                            $  17,499,326   $  20,187,304
                                                          =============   =============

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

17. SHORT-TERM BORROWINGS

         At December 31, short-term borrowings were comprised of the following:

(in thousands of dollars)                                      2002             2001
                                                          --------------   --------------
Federal funds purchased                                   $    1,244,637   $      423,783
Securities sold under agreements to repurchase                 1,213,886        1,489,824
Commercial paper                                                   5,031            2,876
Other                                                             77,462           39,443
                                                          --------------   --------------
TOTAL SHORT-TERM BORROWINGS                               $    2,541,016   $    1,955,926
                                                          ==============   ==============

         Information concerning securities sold under agreements to repurchase at December 31 is summarized as follows:


(in thousands of dollars)                                     2002              2001
                                                          -------------    -------------
Average balance during the year                           $   1,284,406    $   1,490,209
Average interest rate during the year                              1.97%            3.58%
Maximum month-end balance during the year                 $   1,488,069    $   1,620,479


Commercial paper is issued by Huntington Bancshares Financial Corporation, a non-bank subsidiary, with principal and interest guaranteed by Huntington.

18. MEDIUM- AND LONG-TERM DEBT

            At December 31, Huntington's medium- and long-term debt consisted of the following:

(in thousands of dollars)                                           2002              2001
                                                               ---------------   ---------------
MEDIUM-TERM
   The Huntington National Bank (maturing through 2005)        $     1,905,123   $     1,755,002
   Parent company                                                      140,000            40,000
                                                               ---------------   ---------------
TOTAL MEDIUM-TERM DEBT                                         $     2,045,123   $     1,795,002
                                                               ===============   ===============
LONG-TERM
  Parent company:
     7 7/8% subordinated notes due 2002                        $            --   $       149,888

  The Huntington National Bank:
     7 5/8 % subordinated notes due 2003                               150,572           157,494

     6 3/4% subordinated notes due 2003                                102,470           104,942

     6 3/5% subordinated notes due 2018                                220,824           198,153

     Floating rate subordinated notes due 2008                         100,000           100,000

     8% subordinated notes due 2010                                    164,812           166,853
                                                               ---------------   ---------------
       Total subordinated notes                                        738,678           877,330
                                                               ---------------   ---------------

  7 7/8% Class C preferred securities of REIT subsidiary                50,000            50,000
                                                               ---------------   ---------------
TOTAL LONG-TERM DEBT                                           $       788,678   $       927,330
                                                               ===============   ===============
FEDERAL HOME LOAN BANK ADVANCES DUE THROUGH 2007               $     1,013,000   $        17,000
                                                               ===============   ===============

         Amounts above are reported net of unamortized discounts and include values related to hedging with derivative financial instruments. Huntington uses these derivative instruments, principally interest rate swaps, to match the funding rates on certain assets by hedging the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate and hedging the fair values of certain fixed-rate debt by converting the debt to variable rate. See Note 20 for more information regarding such financial instruments.

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

19. CAPITAL SECURITIES

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


DECEMBER 31, 2002
                                                                                Interest Rate of      Maturity of
                                                                   Capital       Securities and    Capital Securities
(in thousands of dollars)                                         Securities       Debentures        and Debentures
                                                                  ----------    ----------------   ------------------
Huntington Capital I                                              $  200,000     LIBOR + .70%(1)      02/01/2027
Huntington Capital II                                                100,000     LIBOR + .625%(2)     06/15/2028
                                                                  ----------
TOTAL CAPITAL SECURITIES                                          $  300,000
                                                                  ==========


(1) Variable effective rate at December 31, 2002 and 2001, of 2.46% and 2.97%, respectively.

(2) Variable effective rate at December 31, 2002 and 2001, of 2.04% and 2.50%, respectively.


The debentures held by Huntington Capital I and II qualify as Tier 1 capital under Federal Reserve Bank guidelines.

20. DERIVATIVE FINANCIAL INSTRUMENTS

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

         Derivatives used to manage Huntington's interest rate risk at December 31, 2002, are shown in the table below:

                                                                                                    Weighted-Average
                                                           Average                                       Rate
                                         Notional          Maturity           Fair          ----------------------------------
(in thousands of dollars)                 Value            (years)            Value             Receive               Pay
                                     ---------------   ---------------   ---------------    ---------------    ---------------
Asset conversion swaps
   Receive fixed - generic           $       750,000               3.6   $        48,376               5.12%              1.47%
   Pay fixed - generic                       750,000               0.9           (12,882)              1.42%              3.65%
                                     ---------------   ---------------   ---------------    ---------------    ---------------
Total asset conversion swaps               1,500,000               2.3            35,494               3.27%              2.56%
                                     ---------------   ---------------   ---------------    ---------------    ---------------

Liability conversion swaps
   Receive fixed - generic                   400,000               5.9            24,946               6.97%              1.81%
   Receive fixed - callable                  628,500              11.0            (6,020)              5.59%              1.51%
   Pay fixed - generic                     1,791,000               1.7           (20,653)              1.49%              3.48%
   Receive fixed - forwards                   10,000               N/A                --                N/A                N/A
   Pay fixed - forwards                      650,000               N/A           (20,717)               N/A                N/A
                                     ---------------   ---------------   ---------------    ---------------    ---------------
Total liability conversion swaps           3,479,500               4.4           (22,444)              3.18%              2.80%
                                     ---------------   ---------------   ---------------    ---------------    ---------------
TOTAL SWAP PORTFOLIO                 $     4,979,500               3.6   $        13,050               3.21%              2.72%
                                     ===============   ===============   ===============    ===============    ===============

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


                                                        Fair Value       Cash Flow
(in thousands of dollars)                                 Hedges           Hedges             Total
                                                     ---------------   ---------------   ---------------
Instruments associated with:
   Loans                                             $            --   $       750,000   $       750,000
   Securities available for sale                                  --           750,000           750,000
   Deposits                                                  638,500                --           638,500
   FHLB Advances                                                  --           400,000           400,000
   Medium-term notes                                              --         1,890,000         1,890,000
   Subordinated notes and other long-term debt               400,000           151,000           551,000
                                                     ---------------   ---------------   ---------------
TOTAL NOTIONAL VALUE AT DECEMBER 31, 2002            $     1,038,500   $     3,941,000   $     4,979,500
                                                     ===============   ===============   ===============

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

21. STOCK-BASED COMPENSATION

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

         The fair value of the options granted was estimated at the date of grant using a Black-Scholes option-pricing model. Huntington's stock option activity and related information for each of the recent three years ended December 31 is summarized below:

                                                   2002                         2001                        2000
                                         --------------------------   --------------------------   --------------------------
                                                         WEIGHTED-                    Weighted-                   Weighted-
                                                          AVERAGE                      Average                     Average
                                                         EXERCISE                     Exercise                     Exercise
(in thousands, except per share amounts)   Options         PRICE        Options         Price        Options        Price
                                         -----------    -----------   -----------    -----------   -----------    -----------
OUTSTANDING AT BEGINNING OF YEAR              14,649    $     18.70         9,482    $     19.26         7,719    $     20.07

Granted                                        5,511          18.78         6,820          17.46         2,526          16.10
Exercised                                       (887)         12.79          (606)          9.30          (298)          8.15
Forfeited/expired                             (1,249)         19.89        (1,047)         21.13          (465)         22.69
                                         -----------    -----------   -----------    -----------   -----------    -----------
OUTSTANDING AT END OF YEAR                    18,024    $     18.97        14,649    $     18.70         9,482    $     19.26
                                         ===========    ===========   ===========    ===========   ===========    ===========

EXERCISABLE AT END OF YEAR                     8,352    $     19.62         7,346    $     19.34         5,399    $     18.18
                                         ===========    ===========   ===========    ===========   ===========    ===========

WEIGHTED-AVERAGE FAIR VALUE OF OPTIONS
   GRANTED DURING THE YEAR                              $      5.18                  $      4.55                  $      5.58
                                                        ===========                  ===========                  ===========

         Additional information regarding options outstanding as of December 31, 2002, is as follows:

(in thousands, except per share amounts)
                               Options Outstanding                      Exercisable Options
                   ---------------------------------------------   -----------------------------
                                    Weighted-
                                     Average        Weighted-                       Weighted-
                                    Remaining        Average                         Average
Range of                           Contractual       Exercise                        Exercise
Exercise Prices        Shares      Life (Years)       Price           Shares           Price
----------------   -------------   -------------   -------------   -------------   -------------
$6.64 to $10.50              196             0.1   $       10.16             196   $       10.16
$10.51 to $15.50           3,629             6.1           14.54           3,049           14.47
$15.51 to $20.50          11,358             8.7           18.60           2,266           18.46
$20.51 to $25.50             435             5.2           23.81             435           23.81
$25.51 to $28.35           2,406             6.1           27.26           2,406           27.26
                   -------------   -------------   -------------   -------------   -------------

TOTAL                     18,024             7.7   $       18.97           8,352   $       19.62
                   =============   =============   =============   =============   =============

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

(in millions of dollars, except per share amounts)                      2002             2001             2000
                                                                    -------------    -------------    -------------
ASSUMPTIONS
     Risk-free interest rate                                                 4.12%            5.05%            6.14%
     Expected dividend yield                                                 3.34%            4.99%            4.37%
     Expected volatility of Huntington's common stock                        33.8%            41.0%            45.1%

PRO FORMA RESULTS
     Net income, as reported                                        $       323.7    $       134.8    $       322.4
     Less pro forma expense related to options granted                       12.7             12.1             10.3
                                                                    -------------    -------------    -------------
     PRO FORMA NET INCOME                                           $       311.0    $       122.7    $       312.1
                                                                    =============    =============    =============
     NET INCOME PER COMMON SHARE:
        Basic, as reported                                          $        1.34    $        0.54    $        1.30
        Basic, pro forma                                                     1.28             0.49             1.25
        Diluted, as reported                                                 1.33             0.54             1.29
        Diluted, pro forma                                                   1.27             0.49             1.25

22. BENEFIT PLANS

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

         At December 31, 2002 and 2001, The Huntington National Bank, as trustee, held all Plan assets. The Plan assets consisted of investments in a variety of Huntington mutual funds and Huntington common stock as follows:

                                          Fair Value
                                 -----------------------------
(in thousands of dollars)            2002            2001
                                 -------------   -------------
Huntington mutual funds          $     238,333   $     214,357
Huntington common stock                 12,019          19,637

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

         The following table reconciles the funded status of the Plan and the post-retirement benefit plan at the September 30 measurement dates with the amounts recognized in the consolidated balance sheets at December 31:

                                                                     PENSION                          POST-RETIREMENT
                                                                     BENEFITS                            BENEFITS
                                                          -------------------------------     -------------------------------
(in thousands of dollars)                                      2002             2001              2002               2001
                                                          -------------     -------------     -------------     -------------
PROJECTED BENEFIT OBLIGATION AT
         BEGINNING OF MEASUREMENT YEAR                    $     212,935     $     209,954     $      51,430     $      46,119
Changes due to:
         Service cost                                             8,263             8,394             1,126             1,060
         Interest cost                                           15,458            14,675             3,603             3,435
         Benefits paid                                           (6,561)          (16,008)           (3,456)           (3,810)
         Curtailment                                                 --            (2,475)           (1,472)               --
         Plan amendments                                          1,423             1,785                --                --
         Actuarial assumptions                                   34,297            (3,390)            2,321             4,626
                                                          -------------     -------------     -------------     -------------
            Total changes                                        52,880             2,981             2,122             5,311
                                                          -------------     -------------     -------------     -------------
PROJECTED BENEFIT OBLIGATION AT END OF MEASUREMENT YEAR         265,815           212,935            53,552            51,430
                                                          -------------     -------------     -------------     -------------

FAIR VALUE OF PLAN ASSETS AT BEGINNING
         OF MEASUREMENT YEAR                                    226,959           206,936                --                --
Changes due to:
         Actual return on plan assets                           (16,908)           (5,969)               --                --
         Employer contributions                                  55,000            42,000                --                --
         Benefits paid                                           (6,561)          (16,008)               --                --
                                                          -------------     -------------     -------------     -------------
            Total changes                                        31,531            20,023                --                --
                                                          -------------     -------------     -------------     -------------
FAIR VALUE OF PLAN ASSETS AT END OF MEASUREMENT YEAR            258,490           226,959                --                --
                                                          -------------     -------------     -------------     -------------
Projected benefit obligation (greater) less
         than plan assets                                        (7,325)           14,024           (53,552)          (51,430)
Unrecognized net actuarial loss (gain)                           98,275            26,068             1,924              (399)
Unrecognized prior service cost                                   1,791               183             5,043             6,450
Unrecognized transition (asset) liability,
         net of amortization                                       (256)             (540)           11,040            13,868
                                                          -------------     -------------     -------------     -------------

PREPAID (ACCRUED) BENEFIT COSTS                           $      92,485     $      39,735     $     (35,545)    $     (31,511)
                                                          =============     =============     =============     =============

WEIGHTED-AVERAGE ASSUMPTIONS AT SEPTEMBER 30:
   Discount rate                                                   6.75%             7.50%             6.75%             7.50%
   Expected return on plan assets                                  8.50%             9.75%              N/A               N/A
   Rate of compensation increase                                   5.00%             5.00%              N/A               N/A

         The following table shows the components of pension cost recognized in the most recent three years:

                                                    PENSION BENEFITS                   POST-RETIREMENT BENEFITS
                                         ------------------------------------      -----------------------------------
(in thousands of dollars)                    2002          2001          2000          2002         2001          2000
                                         --------      --------      --------      --------     --------      --------
Service cost                             $  8,263      $  8,394      $ 10,241      $  1,126     $  1,060      $  1,544
Interest cost                              15,458        14,675        15,509         3,603        3,435         3,506
Expected return on plan assets            (26,416)      (22,821)      (18,947)           --           --            --
Amortization of transition asset             (265)         (259)         (274)        1,104        1,261         1,261
Amortization of prior service cost           (185)         (305)         (318)          605          693           693
Curtailments                                2,022            --            --         2,526           --            --
Settlements                                 3,374           471           107            --           --            --
Recognized net actuarial gain                  --          (535)           --            --          (31)           --
                                         --------      --------      --------      --------     --------      --------
BENEFIT COST                             $  2,250      $   (380)     $  6,318      $  8,964     $  6,418      $  7,004
                                         ========      ========      ========      ========     ========      ========

            The curtailment reflected above related to the sale of the Florida banking and insurance operations. This expense was recognized in Huntington's results of operations in 2002. Management expects pension benefit cost to approximate $6.4 million and post-retirement benefits cost to approximate $6.3 million for 2003.

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

         Huntington recorded a minimum pension liability associated with a supplemental income retirement plan and various other benefit plans based on its actuarial valuation dated September 30, 2002. The minimum pension liability was recognized because the plan's accumulated benefit obligation exceeded the fair value of its assets. A pension asset of $1.4 million was recorded equal to the plan's unrecognized prior service cost. The amount of the minimum pension liability that exceeded the pension asset, which represented a net loss not yet recognized as a net period pension cost, amounted to $0.2 million and was recorded as a reduction of equity, net of applicable taxes, as a separate component of accumulated other comprehensive income.

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

23. COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at December 31 were:

(in millions of dollars)                           2002       2001
                                                  ------     ------
CONTRACT AMOUNT REPRESENTS CREDIT RISK
     Commitments to extend credit
        Commercial                                $4,435     $4,345
        Consumer                                   3,607      4,283
        Commercial real estate                       577        715
     Standby letters of credit                       880        939
     Commercial letters of credit                     71        175

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

24. INCOME TAXES

         The following is a summary of the provision for income taxes:

(in thousands of dollars)                  2002          2001           2000
                                        ---------     ---------      ---------
Currently (receivable) payable
     Federal                            $ 102,256     $(130,917)     $(107,591)
     State                                     --            --            467
                                        ---------     ---------      ---------
        Total current                     102,256      (130,917)      (107,124)
                                        ---------     ---------      ---------
Deferred tax expense
     Federal                               96,718        91,598        233,423
     State                                     --            --             --
                                        ---------     ---------      ---------
        Total deferred                     96,718        91,598        233,423
                                        ---------     ---------      ---------

Income taxes                            $ 198,974     $ (39,319)     $ 126,299
                                        =========     =========      =========

         Tax expense associated with securities transactions included in the above amounts was $1.7 million in 2002, $0.3 million in 2001, and $15.9 million in 2000.

         The following is a reconcilement of income tax expense to the amount computed at the statutory rate of 35%:

(in thousands of dollars)                                     2002           2001           2000
                                                            ---------      ---------      ---------
Income tax expense computed at the statutory rate           $ 182,947      $  33,416      $ 157,051
Increases (decreases):
   Tax-exempt income                                          (18,621)       (18,486)       (18,619)
   Asset securitization activities                             (8,244)       (21,527)       (10,970)
   Subsidiary capital activities                                   --        (32,500)            --
   Nondeductible goodwill                                      52,500          5,729          5,223
   Other, net                                                  (9,608)        (5,951)        (6,386)
                                                            ---------      ---------      ---------
INCOME TAXES                                                $ 198,974      $ (39,319)     $ 126,299
                                                            =========      =========      =========


         Income taxes include a benefit from Bank owned life insurance, included in tax-exempt income in the previous table, of $15.1 million, $14.4 million and $13.8 million for 2002, 2001, and 2000, respectively. The significant components of deferred assets and liabilities at December 31, are as follows:

(in thousands of dollars)                                  2002         2001
                                                         --------     --------
Deferred tax assets:
   Allowance for loan losses                             $ 76,980     $ 82,617
   Pension and other employee benefits                         --       13,641
   Alternative minimum tax                                 18,308       28,784
   Other                                                  155,252      128,030
                                                         --------     --------
TOTAL DEFERRED TAX ASSETS                                 250,540      253,072
                                                         --------     --------
Deferred tax liabilities:
   Lease financing                                        717,643      495,133
   Undistributed income of subsidiary                      28,123      174,528
   Pension and other employee benefits                     16,480           --
   Mortgage servicing rights                               12,308       12,967
   Unrealized gains on securities available for sale       30,129       15,868
   Other                                                  125,516      118,755
                                                         --------     --------
TOTAL DEFERRED TAX LIABILITIES                            930,199      817,251
                                                         --------     --------
NET DEFERRED TAX LIABILITY                               $679,659     $564,179
                                                         ========     ========

            At December 31, 2002, Huntington had an alternative minimum tax credit carryforward for income tax purposes of $18.3 million. During 2002, the net deferred tax liability was increased by $14.2 million for the tax effect of unrealized gains on securities available for sale and $4.5 million from the acquisition of LeaseNet.

25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the unaudited quarterly results of operations, as restated, for the years ended December 31, 2002 and 2001:

(in thousands of dollars, except per share data)       FIRST        SECOND          THIRD        FOURTH
                                                     ---------     ---------      ---------     ---------
2002
INTEREST INCOME                                      $ 328,502     $ 311,176      $ 324,177     $ 329,340
INTEREST EXPENSE                                       149,633       130,915        132,912       130,161
                                                     ---------     ---------      ---------     ---------
NET INTEREST INCOME                                    178,869       180,261        191,265       199,179
                                                     ---------     ---------      ---------     ---------
PROVISION FOR LOAN AND LEASE LOSSES                     39,010        49,876         54,304        51,236
GAIN ON SALE OF FLORIDA OPERATIONS                     182,470            --             --            --
MERCHANT SERVICES GAIN                                      --            --         24,550            --
SECURITIES GAINS                                           457           966          1,140         2,339
NON-INTEREST INCOME                                    299,606       287,748        272,912       269,516
NON-INTEREST EXPENSE                                   345,412       323,746        319,496       336,520
RESTRUCTURE CHARGES (RELEASES)                          56,184            --             --        (7,211)
                                                     ---------     ---------      ---------     ---------
INCOME BEFORE INCOME TAXES                             220,796        95,353        116,067        90,489
INCOME TAXES                                           125,321        24,375         28,052        21,226
                                                     ---------     ---------      ---------     ---------
NET INCOME                                           $  95,475     $  70,978      $  88,015     $  69,263
                                                     =========     =========      =========     =========

NET INCOME PER COMMON SHARE -- BASIC                 $    0.38     $    0.29      $    0.37     $    0.30
NET INCOME PER COMMON SHARE -- DILUTED               $    0.38     $    0.29      $    0.36     $    0.29

(in thousands of dollars, except per share data)       FIRST        SECOND          THIRD        FOURTH
                                                     ---------     ---------      ---------     ---------
2001
Interest income                                      $ 444,924     $ 427,265      $ 407,138     $ 375,462
Interest expense                                       274,003       250,011        228,060       187,427
                                                     ---------     ---------      ---------     ---------
Net interest income                                    170,921       177,254        179,078       188,035
                                                     ---------     ---------      ---------     ---------
Provision for loan and lease losses                     22,754        99,444         34,053       101,075
Securities gains (losses)                                2,078        (2,503)         1,059            89
Non-interest income                                    272,089       304,184        311,406       311,540
Non-interest expense                                   362,694       376,910        373,806       369,060
Restructure charges                                         --        13,997         50,817        15,143
                                                     ---------     ---------      ---------     ---------
Income (loss) before income taxes                       59,640       (11,416)        32,867        14,386
Income taxes                                            13,000       (12,548)           886       (40,657)
                                                     ---------     ---------      ---------     ---------
Net income                                           $  46,640     $   1,132      $  31,981     $  55,043
                                                     =========     =========      =========     =========

Net Income Per Common Share -- Basic                 $    0.19     $    0.00      $    0.13     $    0.22
Net Income Per Common Share -- Diluted               $    0.19     $    0.00      $    0.13     $    0.22

26. REGULATORY MATTERS

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

         As of December 31, 2002 and 2001, Huntington met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Huntington National Bank (the
Bank) met the minimum capital standards at December 31, 2002 and 2001. The period-end capital amounts and capital ratios of Huntington and its bank subsidiary are as follows:

                                              TIER 1                 TOTAL CAPITAL           TIER 1 LEVERAGE
                                       --------------------      --------------------      --------------------
(in millions of dollars)                 2002         2001         2002         2001         2002         2001
                                       -------      -------      -------      -------      -------      -------
HUNTINGTON BANCSHARES INCORPORATED

Amount                                 $ 2,254      $ 1,946      $ 3,041      $ 2,793      $ 2,254      $ 1,946
Ratio                                     8.34%        7.02%       11.25%       10.07%        8.51%        7.16%

THE HUNTINGTON NATIONAL BANK

Amount                                 $ 1,535      $ 1,633      $ 2,613      $ 2,766      $ 1,535      $ 1,633
Ratio                                     5.67%        5.85%        9.65%        9.90%        5.88%        6.07%

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

         Under current Federal Reserve regulations, The Huntington National Bank is limited as to the amount and type of loans it may make to the parent company and non-bank subsidiaries. At December 31, 2002, The Huntington National Bank could lend $261.3 million to a single affiliate, subject to the qualifying collateral requirements defined in the regulations.

         Dividends from The Huntington National Bank are one of the major sources of funds for Huntington. These funds aid the parent company in the payment of dividends to shareholders, expenses, and other obligations. Payment of dividends to the parent company is subject to various legal and regulatory limitations. Regulatory approval is required prior to the declaration of any dividends in excess of available retained earnings. The amount of dividends that may be declared without regulatory approval is further limited to the sum of net income for the current year and retained net income for the preceding two years, less any required transfers to surplus or common stock. The Huntington National Bank could declare, without regulatory approval, dividends in 2003 of approximately $29.8 million plus an additional amount equal to its net income through the date of declaration in 2003.

27. PARENT COMPANY FINANCIAL STATEMENTS

         The parent company condensed financial statements, which include transactions with subsidiaries, are as follows. Huntington's statement of changes in shareholders' equity can be found on page 66.

BALANCE SHEETS                                                            DECEMBER 31,
-------------------------                                          -------------------------
(in thousands of dollars)                                              2002          2001
                                                                   ----------     ----------
ASSETS
Cash and cash equivalents                                          $  546,897     $  155,618
Securities available for sale                                          40,041         50,850
Due from The Huntington National Bank                                 250,759        250,759
Due from non-bank subsidiaries                                        117,987         83,084
Investment in The Huntington National Bank                          1,389,829      1,920,550
Investment in non-bank subsidiaries                                   453,196        462,334
Goodwill, net of accumulated amortization                               9,877          9,877
Accrued interest receivable and other assets                          184,611        138,435
                                                                   ----------     ----------
TOTAL ASSETS                                                       $2,993,197     $3,071,507
                                                                   ==========     ==========
LIABILITIES
Short- and medium-term borrowings                                  $  145,556     $   49,576
Long-term borrowed funds from subsidiary trusts                       309,279        309,279
Long-term borrowed funds from unaffiliated companies                       --        149,888
Dividends payable, accrued expenses, and other liabilities            348,569        220,867
                                                                   ----------     ----------
TOTAL LIABILITIES                                                     803,404        729,610
                                                                   ----------     ----------
SHAREHOLDERS' EQUITY                                                2,189,793      2,341,897
                                                                   ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $2,993,197     $3,071,507
                                                                   ==========     ==========

STATEMENTS OF INCOME                                      YEAR ENDED DECEMBER 31,
-------------------------                        ---------------------------------------
(in thousands of dollars)                           2002           2001           2000
                                                 ---------      ---------      ---------
INCOME
  Dividends from
     The Huntington National Bank                $ 231,000      $ 199,404      $ 222,330
     Non-bank subsidiaries                           8,142         14,498          3,000
  Interest from
     The Huntington National Bank                   29,611         20,343         20,749
     Non-bank subsidiaries                           5,854          4,454          2,741
  Securities gains (losses) and other                  877         (4,852)        66,134
                                                 ---------      ---------      ---------
TOTAL INCOME                                       275,484        233,847        314,954
                                                 ---------      ---------      ---------
EXPENSE
  Interest on debt                                  20,213         29,673         36,687
  Other                                             28,493         30,143          8,658
                                                 ---------      ---------      ---------
TOTAL EXPENSE                                       48,706         59,816         45,345
                                                 ---------      ---------      ---------

INCOME BEFORE INCOME TAXES AND EQUITY IN
  UNDISTRIBUTED NET INCOME OF SUBSIDIARIES         226,778        174,031        269,609
Income taxes                                       (12,970)       (19,721)        10,690
                                                 ---------      ---------      ---------
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
   INCOME OF SUBSIDIARIES                          239,748        193,752        258,919
                                                 ---------      ---------      ---------
Equity in undistributed net income (loss) of
     The Huntington National Bank                   88,710        (58,353)        60,457
     Non-bank subsidiaries                          (4,727)          (603)         3,042
                                                 ---------      ---------      ---------
NET INCOME                                       $ 323,731      $ 134,796      $ 322,418
                                                 =========      =========      =========

STATEMENTS OF CASH FLOWS                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
(in thousands of dollars)                                              2002           2001           2000
                                                                    ---------      ---------      ---------
OPERATING ACTIVITIES
      Net Income                                                    $ 323,731      $ 134,796      $ 322,418
      Adjustments to reconcile net income to net cash
      provided by operating activities:
          Equity in undistributed net income of subsidiaries          (83,983)        58,956        (63,499)
          Depreciation and amortization                                 1,254          2,674          2,987
          (Gain) loss on sales of securities available for sale          (709)         5,251        (62,140)
          Change in other assets and other liabilities                 45,575        (60,866)        73,227
          Restructuring charges                                         6,859          5,604             --
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             292,727        146,415        272,993
                                                                    ---------      ---------      ---------

INVESTING ACTIVITIES
      Decrease (increase) in investments in subsidiaries              670,000        110,019         (5,397)
      Repayments from (advances to) subsidiaries                        7,397        (62,419)        67,154
      Purchase of securities available for sale                            --        (15,027)       (47,000)
      Proceeds from sale of securities available for sale               8,977         10,889         68,106
      Proceeds from sale of other assets                                   --             --         11,405
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   686,374         43,462         94,268
                                                                    ---------      ---------      ---------

FINANCING ACTIVITIES
      (Decrease) increase in short-term borrowings                     (4,020)       (89,093)        87,342
      Proceeds from issuance of medium-term borrowings                100,000         40,000         25,000
      Payment of medium-term borrowings                                    --        (25,000)            --
      Payment of long-term debt                                      (150,000)            --             --
      Dividends paid on common stock                                 (167,002)      (190,792)      (185,103)
      Acquisition of treasury stock                                  (370,012)            --       (168,395)
      Proceeds from issuance of treasury stock                          3,212          2,662          1,055
                                                                    ---------      ---------      ---------
NET CASH USED FOR FINANCING ACTIVITIES                               (587,822)      (262,223)      (240,101)
                                                                    ---------      ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                   391,279        (72,346)       127,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        155,618        227,964        100,804
                                                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 546,897      $ 155,618      $ 227,964
                                                                    =========      =========      =========

Supplemental disclosure:
   Interest paid                                                    $  20,779      $  31,067      $  36,262
   Income taxes paid                                                       --             --             --
   Common stock issued in purchase acquisitions                        19,151             --        142,382

28. SEGMENT REPORTING

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

         The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision making purposes. Operating earnings exclude the Merchant Services restructuring gain, the gain from the sale of the Florida operations, the historical Florida operating results, and restructuring charges. See Note 5 to the consolidated financial statements for further discussions regarding Restructuring and Note 6 regarding the sale of Huntington's Florida banking and insurance operations. The financial information that follows is inclusive of the above adjustments on an after-tax basis to reflect the reconciliation to reported net income.

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

         Listed below is certain operating basis financial information reconciled to Huntington's 2002, 2001, and 2000 reported results by line of business:

INCOME STATEMENTS                          Regional          Dealer                          Treasury/        Huntington
(in thousands of dollars)                  Banking           Sales             PFG            Other          Consolidated
                                         -----------      -----------      -----------      -----------      ------------
2002
Net interest income                      $   573,456      $     6,782      $    35,403      $   124,209      $   739,850
Provision for loan losses                    141,190           44,573            3,477               --          189,240
Non-Interest income                          263,824          687,061          108,817           61,639        1,121,341
Non-Interest expense                         525,162          609,257          100,961           69,584        1,304,964
Income taxes                                  59,825           14,001           13,924             (472)          87,278
                                         -----------      -----------      -----------      -----------      -----------
Operating earnings                           111,103           26,012           25,858          116,736          279,709
Gain on sale of Florida operations                --               --               --           61,422           61,422
Merchant Services restructuring gain              --               --               --           15,957           15,957
Restructuring and special charges                 --               --           (3,429)         (28,403)         (31,832)
Florida operations sold                        1,270              790            1,428           (5,013)          (1,525)
                                         -----------      -----------      -----------      -----------      -----------
Reported earnings                        $   112,373      $    26,802      $    23,857      $   160,699      $   323,731
                                         ===========      ===========      ===========      ===========      ===========

2001
Net interest income                      $   596,884      $   (30,728)     $    36,323      $    30,536      $   633,015
Provision for loan losses                     96,943           29,655              408               --          127,006
Non-Interest income                          257,801          712,444           91,986           65,969        1,128,200
Non-Interest expense                         490,943          637,979           94,025           96,636        1,319,583
Income taxes                                  93,380            4,928           11,857          (42,112)          68,053
                                         -----------      -----------      -----------      -----------      -----------
Operating earnings                           173,419            9,154           22,019           41,981          246,573
Restructuring charges                        (43,751)         (45,870)          (6,402)          (1,741)         (97,764)
Florida operations sold                       19,761            2,902            5,663          (42,339)         (14,013)
                                         -----------      -----------      -----------      -----------      -----------
Reported earnings (loss)                 $   149,429      $   (33,814)     $    21,280      $    (2,099)     $   134,796
                                         ===========      ===========      ===========      ===========      ===========

2000
Net interest income                      $   625,500      $   (49,821)     $    30,502      $   (28,717)     $   577,464
Provision for loan losses                     36,180           17,098            1,279               --           54,557
Non-Interest income                          271,096          656,262           57,442           91,660        1,076,460
Non-Interest expense                         537,331          523,387           53,866           39,467        1,154,051
Income taxes                                 111,438           22,965           11,343          (20,441)         125,305
                                         -----------      -----------      -----------      -----------      -----------
Operating earnings                           211,647           42,991           21,456           43,917          320,011
Florida operations sold                       61,630            3,067            1,449          (63,739)           2,407
                                         -----------      -----------      -----------      -----------      -----------
Reported earnings (loss)                 $   273,277      $    46,058      $    22,905      $   (19,822)     $   322,418
                                         ===========      ===========      ===========      ===========      ===========

BALANCE SHEETS                       AVERAGE ASSETS                      AVERAGE DEPOSITS
                             -------------------------------     -------------------------------
(in millions of dollars)      2002         2001        2000        2002        2001        2000
                             -------     -------     -------     -------     -------     -------
Regional Banking             $13,336     $12,708     $11,839     $14,940     $13,850     $13,797
Dealer Sales                   6,658       6,495       6,576          46          34          76
PFG                            1,022         782         586         807         661         600
Treasury / Other               4,470       4,879       6,506         808         269         901
                             -------     -------     -------     -------     -------     -------
Subtotal                      25,486      24,864      25,507      16,601      14,814      15,374
Florida                          437       3,213       3,153         583       4,547       4,316
                             -------     -------     -------     -------     -------     -------
   Total                     $25,923     $28,077     $28,660     $17,184     $19,361     $19,690
                             =======     =======     =======     =======     =======     =======

29. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of Huntington's financial instruments, including the fair values of derivatives used to hedge related fair values or cash flows, at December 31 are presented in the following table:

                                                                  2002                               2001
                                                     ------------------------------      ------------------------------
                                                       CARRYING           FAIR             CARRYING            FAIR
(in thousands of dollars)                               AMOUNT            VALUE             AMOUNT             VALUE
                                                     ------------      ------------      ------------      ------------
FINANCIAL ASSETS:
     Cash and short-term assets                      $  1,056,063      $  1,056,063      $  1,242,846      $  1,242,846
     Trading account securities                               241               241            13,392            13,392
     Mortgages held for sale                              528,379           528,379           629,386           629,386
     Securities                                         3,410,915         3,411,201         2,861,901         2,862,348
     Loans and leases                                  18,250,755        18,995,327        18,098,587        18,575,447
     Customers' acceptance liability                       16,745            16,745            13,670            13,670

FINANCIAL LIABILITIES:
     Deposits                                         (17,499,326)      (17,653,972)      (20,187,304)      (20,317,155)
     Short-term borrowings                             (2,541,016)       (2,541,016)       (1,955,926)       (1,955,926)
     Bank acceptances outstanding                         (16,745)          (16,745)          (13,670)          (13,670)
     Medium-term notes                                 (2,045,123)       (2,051,704)       (1,795,002)       (1,802,381)
     Subordinated notes and other long-term debt       (1,801,678)       (1,872,101)         (944,330)       (1,002,830)
     Capital securities                                  (300,000)         (310,392)         (300,000)         (299,048)

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


OPERATING BASIS - Reported (GAAP) basis amount excluding impact of certain gains and restructuring charges. By excluding certain items, management views operating basis to be a useful indicator of underlying, or run-rate, business trends. See details beginning on page 52.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    Part III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is set forth under the captions "Class I Directors," "Class II Directors," and "Class III Directors" on pages 2 through 4, under the caption "Executive Officers of the Corporation" on page 19, and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of Huntington's 2003 Proxy Statement, and is incorporated herein by reference.

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

ITEM 14: CONTROLS AND PROCEDURES

         Huntington's management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington's disclosure controls and procedures are effective.

         There have not been any changes in Huntington's internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the year to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington's internal control over financial reporting.

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

         (3) The exhibits required by this item are listed in the Exhibit Index on pages 116 through 119 of this amended Form 10- K/A. The management contracts and compensation plans or arrangements required to be filed as exhibits to this amended Form 10-K/A are listed as Exhibits 10(a) through 10(t) in the
                  Exhibit Index.

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

(c)      The exhibits to this amended Form 10-K/A begin on page 116.

(d)      See Item 16(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED
                                  (Registrant)


By:  /s/ Thomas E. Hoaglin                                    By: /s/ Michael J. McMennamin
     ---------------------------------------                      ------------------------------------------
     Thomas E. Hoaglin                                            Michael J. McMennamin
     Chairman, President, Chief Executive                         Vice Chairman, Chief Financial Officer,
     Officer, and Director (Principal Executive                   and Treasurer (Principal Financial Officer)
     Officer)


                                                               By: /s/  John D. Van Fleet
                                                                   -----------------------------------------
                                                                   John D. Van Fleet
                                                                   Senior Vice President and Controller
                                                                   (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of November, 2003.


Raymond J. Biggs  *                                           Wm. J. Lhota  *
--------------------------------------------                  --------------------------------------------
Raymond J. Biggs                                              Wm. J. Lhota
Director                                                      Director


Don M. Casto, III  *
--------------------------------------------                  --------------------------------------------
Don M. Casto, III                                             David L. Porteous
Director                                                      Director

                                                              Kathleen H. Ransier*
--------------------------------------------                  --------------------------------------------
Michael J. Endres                                             Kathleen H. Ransier
Director                                                      Director

John B. Gerlach, Jr.  *                                       Robert H. Schottenstein*
--------------------------------------------                  --------------------------------------------
John B. Gerlach, Jr.                                          Robert H. Schottenstein
Director                                                      Director

Patricia T. Hayot  *                                          George A Skestos  *
--------------------------------------------                  --------------------------------------------
Patricia T. Hayot                                             George A. Skestos
Director                                                      Director

David P. Lauer*
--------------------------------------------                  --------------------------------------------
David P. Lauer                                                Lewis R. Smoot, Sr.
Director                                                      Director



*  /s/  Michael J. McMennamin
------------------------------------------------------
          Michael J. McMennamin
         Attorney-in-fact for each of the persons indicated

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

12.               Ratio of Earnings to Fixed Charges.

21.               Subsidiaries of the Registrant -- previously filed as Exhibit
                  21 to Annual Report on Form 10-K for the year ended December
                  31, 2002, and incorporated herein by reference.

23.               Consent of Ernst & Young LLP, Independent Auditors.

24.1              Power of Attorney -- previously filed as Exhibit 24 to Annual
                  Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

24.2              Power of Attorney

31.1              Certification - Chief Executive Officer.

31.2              Certification - Chief Financial Officer.

32.1              Section 1350 Certification - Chief Executive Officer.

32.2              Section 1350 Certification - Chief Financial Officer.




----------
* Denotes management contract or compensatory plan or arrangement.