Form 10-Q/A
period 2003-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2003-11-14
CIK 49196

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


 Yes   X                No
     ======                ======


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 Yes   X                No
     ======                ======


There were 228,628,958 shares of Registrant's without par value common stock outstanding on April 30, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED

                                INTRODUCTORY NOTE

    Huntington Bancshares Incorporated (Huntington) originally filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, with the Securities and Exchange Commission (SEC) on May 20, 2003. This Amendment to Quarterly Report on Form 10-Q/A (the Amendment) is being filed to correct and restate Huntington's consolidated financial statements at March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002 to:

- Apply, on a retroactive basis, deferral accounting for loan and lease origination fees and costs;

- Correct for certain timing errors related to origination fees paid to automobile dealers, deferral of commissions paid to originate deposits, certain mortgage origination fee income, the recognition of expense for pension settlements, liabilities related to the sale of an automobile debt cancellation product, income related to a 1998 sale leaseback transaction, the recognition of a gain on an interest rate swap initiated in 1992 and sold in 2000, and the recognition of income on Bank Owned Life Insurance in 2001 and 2002; and

- Reclassify tax consulting expense from income tax expense to professional services.

    All of the above are described in more detail in Note 3, "Restatement of Results of Operations and Financial Condition," to Huntington's Consolidated Financial Statements and Supplementary Data included in Item 1 of this report. In addition, this Amendment is being filed to amend:

- Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to take into account the effects of the restatement;

- Item 3, Quantitative and Qualitative Disclosures about Market Risk, to take into account the effects of the restatement;

- Item 4, Controls and Procedures, to comply with changes in the SEC regulations which became effective in August 2003: and

- Item 6, Exhibits and Reports on Form 8-K, to update certain exhibits to take into account the effects of the restatement and to comply with changes in the SEC regulations which became effective in August 2003.

    This Amendment corrects and restates the original Quarterly Report on Form 10-Q, but continues to speak as of the date of the original filing of the Form 10-Q on May 20, 2003. Huntington has not updated the disclosure in this Amendment to speak as of a later date. All information contained in this Amendment is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the SEC.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX



PART I.   FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets - Restated
            March 31, 2003 and 2002 and December 31, 2002                               4

            Consolidated Statements of Income - Restated
            For the three months ended March 31, 2003 and 2002                          5

            Consolidated Statements of Changes in Shareholders' Equity - Restated
            For the three months ended March 31, 2003 and 2002                          6

            Consolidated Statements of Cash Flows - Restated
            For the three months ended March 31, 2003 and 2002                          7

            Notes to Unaudited Consolidated Financial Statements - Restated             8

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                           18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                 44

Item 4.     Controls and Procedures                                                    44



PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                           44-45

Signatures                                                                             46



PART 1. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - RESTATED


                                                               MARCH 31,        December 31,       March 31,
 (in thousands)                                                  2003              2002              2002
-------------------------------------------------------------------------------------------------------------
                                                              (UNAUDITED)                         (Unaudited)
ASSETS
Cash and due from banks                                      $    863,782      $    969,483      $    654,312
Interest bearing deposits in banks                                 36,117            37,300            29,537
Trading account securities                                         22,715               241             4,040
Federal funds sold and securities
     purchased under resale agreements                             46,456            49,280            60,118
Loans held for sale                                               513,638           528,379           184,353
Securities available for sale - at fair value                   3,680,260         3,403,369         2,869,826
Investment securities - fair value $7,075, $7,725,
     and $11,400, respectively                                      6,908             7,546            11,264
Total loans and leases                                         18,896,499        18,587,403        16,256,187
     Less allowance for loan and lease losses                     337,017           336,648           340,851
                                                             ------------      ------------      ------------
Net loans and leases                                           18,559,482        18,250,755        15,915,336
                                                             ------------      ------------      ------------
Operating lease assets                                          1,951,316         2,200,525         2,945,242
Bank Owned Life Insurance                                         895,780           886,214           855,093
Premises and equipment                                            340,223           341,366           362,135
Goodwill and other intangible assets                              218,363           218,567           209,942
Customers' acceptance liability                                    10,004            16,745            15,558
Accrued income and other assets                                   726,209           620,355           577,857
                                                             ------------      ------------      ------------
TOTAL ASSETS                                                 $ 27,871,253      $ 27,530,125      $ 24,694,613
                                                             ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                               $ 17,688,984      $ 17,499,326      $ 16,266,785
Short-term borrowings                                           2,149,128         2,541,016         1,803,250
Bank acceptances outstanding                                       10,004            16,745            15,558
Medium-term notes                                               2,473,006         2,045,123         1,969,398
Federal Home Loan Bank advances                                 1,253,000         1,013,000            17,000
Subordinated notes and other long-term debt                       633,896           788,678           921,407
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company           300,000           300,000           300,000
Accrued expenses and other liabilities                          1,207,189         1,136,444         1,044,071
                                                             ------------      ------------      ------------
     Total Liabilities                                         25,715,207        25,340,332        22,337,469
                                                             ------------      ------------      ------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                             --                --                --
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255
          shares; outstanding 228,641,557; 232,878,851
          and 249,991,932 shares, respectively                  2,483,258         2,484,421         2,486,832
     Less 29,224,698; 24,987,404 and 7,874,323
          treasury shares, respectively                          (555,042)         (475,399)         (144,199)
     Accumulated other comprehensive income                        54,630            62,300             9,484
     Retained earnings                                            173,200           118,471             5,027
                                                             ------------      ------------      ------------
     Total Shareholders' Equity                                 2,156,046         2,189,793         2,357,144
                                                             ------------      ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 27,871,253      $ 27,530,125      $ 24,694,613
                                                             ============      ============      ============


See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - RESTATED
(UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
(in thousands, except per share amounts)                             2003           2002
------------------------------------------------------------------------------------------
Interest and fee income

     Loans and leases                                             $ 270,979      $ 277,009
     Securities                                                      42,078         44,781
     Other                                                            6,957          6,712
                                                                  ---------      ---------
TOTAL INTEREST INCOME                                               320,014        328,502
                                                                  ---------      ---------
Interest expense
     Deposits                                                        79,710        108,830
     Short-term borrowings                                           10,633         11,603
     Medium-term notes                                               14,899         16,598
     Federal Home Loan Bank advances                                  4,408            258
     Subordinated notes and other long-term debt                      8,605         12,344
                                                                  ---------      ---------
TOTAL INTEREST EXPENSE                                              118,255        149,633
                                                                  ---------      ---------

NET INTEREST INCOME                                                 201,759        178,869
Provision for loan and lease losses                                  36,844         39,010
                                                                  ---------      ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES       164,915        139,859
                                                                  ---------      ---------
Operating lease income                                              138,193        176,034
Service charges on deposit accounts                                  39,869         38,815
Brokerage and insurance income                                       15,497         17,605
Trust services                                                       14,911         15,501
Bank Owned Life Insurance income                                     11,137         10,956
Mortgage banking                                                     11,125         16,074
Other service charges and fees                                       10,338         10,632
Gain on sale of automobile loans                                     10,255             --
Securities gains                                                      1,198            457
Gain on sale of Florida operations                                       --        182,470
Other                                                                20,401         13,989
                                                                  ---------      ---------
TOTAL NON-INTEREST INCOME                                           272,924        482,533
                                                                  ---------      ---------
Personnel costs                                                     113,089        108,029
Operating lease expense                                             111,588        140,785
Net occupancy                                                        16,609         16,989
Outside data processing and other services                           16,579         18,439
Equipment                                                            16,412         16,949
Professional services                                                 9,285          6,430
Marketing                                                             6,626          7,003
Telecommunications                                                    5,701          6,018
Printing and supplies                                                 3,681          3,837
Restructuring (releases) charges                                     (1,000)        56,184
Other                                                                16,909         20,933
                                                                  ---------      ---------
TOTAL NON-INTEREST EXPENSE                                          315,479        401,596
                                                                  ---------      ---------
INCOME BEFORE INCOME TAXES                                          122,360        220,796
Income taxes                                                         30,630        125,321
                                                                  ---------      ---------
NET INCOME                                                        $  91,730      $  95,475
                                                                  =========      =========


  PER COMMON SHARE
     Net income
          Basic                                                   $    0.39      $    0.38
          Diluted                                                 $    0.39      $    0.38

     Cash dividends declared                                      $    0.16      $    0.16

  AVERAGE COMMON SHARES
          Basic                                                     231,355        250,749
          Diluted                                                   232,805        251,953

See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - RESTATED


                                                                   COMMON STOCK                          TREASURY STOCK
                                                             -------------------------             -------------------------
(in thousands)                                                SHARES           AMOUNT               SHARES           AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
 Balance, beginning of period                                  257,866      $ 2,490,724              (6,672)     $ (123,849)
    Comprehensive Income:
    Net income
    Unrealized net holding losses on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income
    Unrealized losses on derivative instruments
       used in cash flow hedging relationships

      Total comprehensive income

    Cash dividends declared
    Stock options exercised                                                      (3,892)                258           7,760
    Treasury shares purchased                                                                        (1,460)        (28,110)
                                                             ---------      -----------           ---------      ----------
 Balance, end of period (Unaudited)                            257,866      $ 2,486,832              (7,874)     $ (144,199)
                                                             =========      ===========           =========      ==========

THREE MONTHS ENDED MARCH 31, 2003:
 BALANCE, BEGINNING OF PERIOD                                  257,866      $ 2,484,421             (24,987)     $ (475,399)
    COMPREHENSIVE INCOME:
    NET INCOME
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS

      TOTAL COMPREHENSIVE INCOME

    CASH DIVIDENDS DECLARED
    STOCK OPTIONS EXERCISED                                                      (1,163)                 71           1,308
    TREASURY SHARES PURCHASED                                                                        (4,300)        (81,061)
    OTHER                                                                                                (9)            110
                                                             ---------      -----------           ---------      ----------
 BALANCE, END OF PERIOD (UNAUDITED)                            257,866      $ 2,483,258             (29,225)     $ (555,042)
                                                             =========      ===========           =========      ==========


                                                               ACCUMULATED
                                                                  OTHER             RETAINED
                                                              COMPREHENSIVE         EARNINGS/
(in thousands)                                                INCOME (LOSS)         (DEFICIT)                 TOTAL
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2002:
 Balance, beginning of period                                   $  25,488           $  (50,466)              $2,341,897
    Comprehensive Income:
    Net income                                                                          95,475                   95,475
    Unrealized net holding losses on securities
      available for sale arising during the period,
      net of reclassification adjustment for net
      gains included in net income                                (14,800)                                      (14,800)
    Unrealized losses on derivative instruments
       used in cash flow hedging relationships                     (1,204)                                       (1,204)
                                                                                                            -----------
      Total comprehensive income                                                                                 79,471
                                                                                                            -----------
    Cash dividends declared                                                            (39,982)                 (39,982)
    Stock options exercised                                                                                       3,868
    Treasury shares purchased                                                                                   (28,110)
                                                                ---------             --------              -----------
 Balance, end of period (Unaudited)                             $   9,484             $  5,027              $ 2,357,144
                                                                =========             ========              ===========

THREE MONTHS ENDED MARCH 31, 2003:
 BALANCE, BEGINNING OF PERIOD                                   $  62,300             $118,471              $ 2,189,793
    COMPREHENSIVE INCOME:
    NET INCOME                                                                          91,730                   91,730
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
      AVAILABLE FOR SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME                                 (5,798)                                       (5,798)
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
       USED IN CASH FLOW HEDGING RELATIONSHIPS                     (1,872)                                       (1,872)
                                                                                                            -----------
      TOTAL COMPREHENSIVE INCOME                                                                                 84,060
                                                                                                            -----------
    CASH DIVIDENDS DECLARED                                                            (37,001)                 (37,001)
    STOCK OPTIONS EXERCISED                                                                                         145
    TREASURY SHARES PURCHASED                                                                                   (81,061)
    OTHER                                                                                                           110
                                                                ---------             --------              -----------
 BALANCE, END OF PERIOD (UNAUDITED)                             $  54,630             $173,200              $ 2,156,046
                                                                =========             ========              ===========


See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
(in thousands)                                                                        2003             2002
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net Income                                                                    $    91,730      $    95,475
    Adjustments to reconcile net income to net cash
    provided by operating activities
              Provision for loan and lease losses                                      36,844           39,010
              Depreciation on operating lease assets                                   98,101          118,936
              Other depreciation and amortization                                      21,671           17,613
              Deferred income tax expense                                              27,038           10,166
              (Increase) decrease in trading account securities                       (22,474)           9,352
              Decrease in mortgages held for sale                                      14,741          445,033
              Gains on sales of securities available for sale                          (1,198)            (457)
              Gains on sales and securitizations of loans                             (12,819)          (1,395)
              Gain on sale of Florida banking operations                                   --         (182,470)
              Restructuring (releases) charges                                         (1,000)          56,184
              Other, net                                                             (102,958)          20,020
                                                                                  -----------      -----------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                       149,676          627,467
                                                                                  -----------      -----------

INVESTING ACTIVITIES
    Decrease (increase) in interest bearing deposits in banks                           1,183           (8,332)
    Proceeds from:
        Maturities and calls of investment securities                                     640            1,056
        Maturities and calls of securities available for sale                         608,832          238,433
        Sales of securities available for sale                                        218,001          226,295
    Purchases of securities available for sale                                       (995,909)        (497,921)
    Proceeds from sales/securitizations of loans                                      680,564          110,128
    Net loan and lease originations, excluding sales                               (1,142,863)        (662,345)
    Net decrease (increase) in operating lease assets                                 151,108          (58,330)
    Proceeds from sale of premises and equipment                                        3,669           13,251
    Purchases of premises and equipment                                               (10,198)         (21,123)
    Proceeds from sales of other real estate                                            1,924            2,412
    Net cash paid related to sale of Florida banking operations                            --       (1,289,917)
                                                                                  -----------      -----------
                      NET CASH USED FOR INVESTING ACTIVITIES                         (483,049)      (1,946,393)
                                                                                  -----------      -----------

FINANCING ACTIVITIES
    Increase in total deposits                                                        205,694          853,834
    Decrease in short-term borrowings                                                (391,888)        (152,676)
    Proceeds from issuance of medium-term notes                                       635,000          675,000
    Payment of medium-term notes                                                     (205,000)        (500,000)
    Proceeds from Federal Home Loan Bank advances                                     250,000               --
    Maturity of Federal Home Loan Bank advances                                       (10,000)              --
    Maturity of long-term debt                                                       (150,000)              --
    Dividends paid on common stock                                                    (28,042)         (40,201)
    Repurchases of common stock                                                       (81,061)         (28,110)
    Net proceeds from issuance of common stock                                            145            3,868
                                                                                  -----------      -----------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                       224,848          811,715
                                                                                  -----------      -----------
                      CHANGE IN CASH AND CASH EQUIVALENTS                            (108,525)        (507,211)
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,018,763        1,221,641
                                                                                  -----------      -----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   910,238      $   714,430
                                                                                  ===========      ===========

Supplemental disclosures:
    Income taxes paid                                                             $    42,897      $        60
    Interest paid                                                                     122,174          163,719
    Non-cash activities
         Mortgage loans securitized                                                   108,917               --
         Common stock dividends accrued not paid                                       37,001           39,983

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's second amended 2002 Annual Report on Form 10-K/A, filed on November 14, 2003, (Amended Form 10-K/A or Amendment No. 2) which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

        Certain amounts in the prior year's financial statements have been reclassified to conform to the 2003 presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees, which for Huntington apply generally to its standby letters of credit. FIN 45 requires certain guarantees to be recorded at fair value, which differs from the prior practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from current practice. The recognition requirements of this Interpretation were adopted prospectively January 1, 2003. The impact of adopting FIN 45 was not material.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25, which is the method currently used by Huntington. Huntington will adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148. Huntington is currently evaluating which of the three methods under the transitional guidance it will adopt.

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

        Huntington is reviewing the implications of FIN 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at March 31, 2003, included $1,011 million of indirect automobile loans, $110 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in the securitization trust and its servicing asset related to the loans in the trust, with carrying values at March 31, 2003 of $154 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard no later than the end of the third quarter of 2003.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is substantially effective on a prospective basis for contracts entered into or modified after June 30, 2003.

NOTE 3 - RESTATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        Huntington has voluntarily corrected and restated its earnings in this amendment to its Quarterly Report on Form 10-Q (the Amendment) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, this amendment includes the following corrections:

    - Huntington previously did not defer loan and lease origination fees and certain expenses, but rather recognized the net amount in the period of origination. This restatement applies, on a retroactive basis, deferral accounting for loan and lease origination fees and costs.

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

    - Prior to 2002, Huntington recognized, in the year incurred, the expenses or gains for pension settlements, which are actuarially determined expenses or gains related to lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 for pension settlements was deferred to be recognized over a subsequent eight year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002.

    - Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves. The impact of the restatement increased the amount of the reserve to cover claim losses on the products purchased by customers.

    - Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income.

    - In 1998, Huntington entered into a sale-leaseback transaction. Huntington recognized gains in 1998 and 1999 as a reduction in occupancy expense above the amounts that should have been recognized under a normal amortization schedule. The restatement corrects this timing error.

    - In 1998, Huntington marked to market the ineffective portion of an interest rate swap associated with a fixed rate subordinated debt offering initiated in 1992. The swap was subsequently sold in 2000. The restatement marks to market the ineffective portion of the swap for all periods prior to 1998 and then annually through 2000.

    - In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects this timing error.

        The Amendment also provides additional disclosures about the release of reserves and about certain items of non-interest expense in the first quarter of 2003.

        The results of this restatement are reflected in the consolidated financial statements and these notes for all current and prior periods reported in this Form 10-Q/A. The changes to the above mentioned revenues and expenses resulted in a nominal impact on both the 2003 and 2002 first quarter earnings of $0.01 per share. The following tables reflect the previously reported amounts and the restated results by financial statement line in Huntington's balance sheets at March 31, 2003, December 31, 2002, and March 31, 2002, and income statements for the three months ended March 31, 2003 and 2002:

-----------------------------------------------------------------------------------------------------------------------------
                               AT MARCH 31, 2003 (UNAUDITED)       AT DECEMBER 31, 2002         AT MARCH 31, 2002 (UNAUDITED)
                               -----------------------------  ------------------------------   ------------------------------
                                  PREVIOUSLY                     PREVIOUSLY                      PREVIOUSLY
(in thousands of dollars)          REPORTED       RESTATED        REPORTED        RESTATED        REPORTED         RESTATED
-----------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET:
Total loans and leases           $18,956,724     $18,896,499     $18,645,189     $18,587,403     $16,291,064     $16,256,187
Net loans and leases              18,619,707      18,559,482      18,308,541      18,250,755      15,950,213      15,915,336
Operating lease assets             1,999,524       1,951,316       2,252,445       2,200,525       3,010,194       2,945,242
Bank Owned Life Insurance            895,780         895,780         886,214         886,214         852,931         855,093
Accrued income
    and other assets                 650,250         726,209         537,775         620,355         551,910         577,857
Total Assets                      27,898,588      27,871,253      27,557,251      27,530,125      24,766,333      24,694,613
Accrued expenses
    and other liabilities          1,134,778       1,207,189       1,062,868       1,136,444       1,026,756       1,044,071
Total Liabilities                 25,642,796      25,715,207      25,266,756      25,340,332      22,320,154      22,337,469
Retained earnings                    271,004         173,200         219,173         118,471          94,062           5,027
Total Shareholders' Equity         2,255,792       2,156,046       2,290,495       2,189,793       2,446,179       2,357,144
Total Liabilities
    and Shareholders' Equity     $27,898,588     $27,871,253     $27,557,251     $27,530,125     $24,766,333     $24,694,613
-----------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS ENDED (UNAUDITED)
                                                                   ------------------------------------------------
                                                                        MARCH 31, 2003           MARCH 31, 2002
                                                                   ------------------------------------------------
                                                                   PREVIOUSLY                PREVIOUSLY
(in thousands of dollars)                                           REPORTED     RESTATED     REPORTED     RESTATED
-------------------------------------------------------------------------------------------------------------------

INCOME STATEMENT:
Interest and fee income on loans and leases                         $282,956     $270,979     $283,708     $277,009
Total Interest Income                                                331,991      320,014      335,201      328,502
Interest expense on deposits                                          80,817       79,710      109,967      108,830
Total Interest Expense                                               119,362      118,255      150,770      149,633
Net Interest Income                                                  212,629      201,759      184,431      178,869
Net Interest Income After Provision for Loan and Lease
  Losses                                                             175,785      164,915      145,421      139,859
Operating lease income                                               133,755      138,193      175,906      176,034
Service charges on deposit accounts                                   39,592       39,869       38,530       38,815
Mortgage banking income                                               14,890       11,125       19,565       16,074
Bank Owned Life Insurance income                                      11,137       11,137       11,676       10,956
Gain on sale of Florida operations                                        --           --      175,344      182,470
Other non-interest income                                             26,237       20,401       13,884       13,989
Total Non-Interest Income                                            267,555      272,924      479,100      482,533
Personnel costs                                                      121,743      113,089      114,285      108,029
Net occupancy expense                                                 16,815       16,609       17,239       16,989
Professional services expense                                          6,331        9,285        5,401        6,430
Other non-interest expense                                            18,009       16,909       20,534       20,933
Total Non-Interest Expense                                           322,485      315,479      406,674      401,596
Income Before Income Taxes                                           120,855      122,360      217,847      220,796
Income taxes                                                          32,023       30,630      124,706      125,321
Net Income                                                          $ 88,832     $ 91,730     $ 93,141     $ 95,475

Earnings per share:
   Basic                                                            $   0.38     $   0.39     $   0.37     $   0.38
   Diluted                                                          $   0.38     $   0.39     $   0.37     $   0.38

NOTE 4 - SECURITIES AVAILABLE FOR SALE

        Securities available for sale at March 31, 2003 and December 31, 2002 were as follows:

                                                   MARCH 31, 2003               DECEMBER 31, 2002
                                              -------------------------------------------------------
                                              Amortized                     Amortized
(in thousands of dollars)                        Cost        Fair Value        Cost        Fair Value
-----------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                             $      325     $      333     $       --     $       --
     1-5 years                                    12,584         13,150         13,434         14,066
     6-10 years                                   44,304         45,494          4,704          5,367
     Over 10 years                                   412            477            412            479
                                              ----------     ----------     ----------     ----------
       Total                                      57,625         59,454         18,550         19,912
                                              ----------     ----------     ----------     ----------
Federal agencies
     Mortgage-backed securities
     1-5 years                                    30,431         31,646         48,618         50,428
     6-10 years                                  371,063        378,645        356,082        363,596
     Over 10 years                             1,715,212      1,739,662      1,350,737      1,385,233
                                              ----------     ----------     ----------     ----------
       Total                                   2,116,706      2,149,953      1,755,437      1,799,257
                                              ----------     ----------     ----------     ----------
 Other agencies
     Under 1 year                                102,118        105,140         34,923         35,966
     1-5 years                                   426,449        447,026        743,609        768,271
     6-10 years                                    3,929          4,470          3,755          4,278
                                              ----------     ----------     ----------     ----------
       Total                                     532,496        556,636        782,287        808,515
                                              ----------     ----------     ----------     ----------
Total U.S. Treasury and Federal
       Agencies                                2,706,827      2,766,043      2,556,274      2,627,684
                                              ----------     ----------     ----------     ----------
Other
     Under 1 year                                  6,668          6,706          7,133          7,183
     1-5 years                                    61,932         62,745         62,939         63,886
     6-10 years                                   58,471         59,922         49,581         51,046
     Over 10 years                               574,979        575,789        451,108        449,958
     Retained interest in securitizations        147,821        163,310        146,160        159,978
     Marketable equity securities                 44,679         45,745         42,846         43,634
                                              ----------     ----------     ----------     ----------
       Total                                     894,550        914,217        759,767        775,685
                                              ----------     ----------     ----------     ----------
TOTAL SECURITIES AVAILABLE FOR SALE           $3,601,377     $3,680,260     $3,316,041     $3,403,369
                                              ==========     ==========     ==========     ==========

Note 5 - OPERATING LEASE ASSETS

        Operating lease assets at March 31, 2003 and 2002 and December 31, 2002, were as follows:

                                                 MARCH 31,       DECEMBER 31,     MARCH 31,
(in thousands of dollars)                          2003             2002             2002
--------------------------------------------------------------------------------------------

Cost of automobiles under operating leases     $ 3,007,188      $ 3,260,897      $ 3,967,280
Deferred lease origination fees and costs          (48,208)         (51,920)         (64,952)
Accumulated depreciation                        (1,007,664)      (1,008,452)        (957,086)
                                               -----------      -----------      -----------
OPERATING LEASE ASSETS, NET                    $ 1,951,316      $ 2,200,525      $ 2,945,242
                                               ===========      ===========      ===========


        Depreciation expense related to leased automobiles was $98.1 million and $118.9 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 6 - COMPREHENSIVE INCOME

        The change in the components of Huntington's Other Comprehensive Income in each of the three months ended March 31 were as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     ----------------------
(in thousands of dollars)                                                              2003          2002
-----------------------------------------------------------------------------------------------------------
Minimum pension liability:
      Unrealized net loss                                                            $     --      $     --
      Related tax benefit                                                                  --            --
                                                                                     --------      --------
            Net                                                                            --            --
                                                                                     --------      --------

Unrealized holding losses on securities available for sale arising during the period:
      Unrealized net losses                                                            (7,247)      (22,312)
      Related tax benefit                                                               2,228         7,809
                                                                                     --------      --------
            Net                                                                        (5,019)      (14,503)
                                                                                     --------      --------

Unrealized holding losses on derivatives used in cash flow hedging relationships arising during the period:
      Unrealized net losses                                                            (2,880)       (1,852)
      Related tax benefit                                                               1,008           648
                                                                                     --------      --------
            Net                                                                        (1,872)       (1,204)
                                                                                     --------      --------

Less: Reclassification adjustment for net gains from sales
   of securities available for sale realized during the period:
      Realized net gains                                                                1,198           457
      Related tax expense                                                                (419)         (160)
                                                                                     --------      --------
            Net                                                                           779           297
                                                                                     --------      --------
TOTAL OTHER COMPREHENSIVE INCOME                                                     $ (7,670)     $(16,004)
                                                                                     ========      ========

        Activity in Accumulated Other Comprehensive Income for the three months ended March 31, 2003 and 2002 was as follows:

                                                                         UNREALIZED GAINS
                                                                           (LOSSES) ON
                                                    UNREALIZED GAINS       DERIVATIVE
                                     MINIMUM          (LOSSES) ON      INSTRUMENTS USED IN
                                     PENSION           SECURITIES        CASH FLOW HEDGING
(in thousands of dollars)           LIABILITY      AVAILABLE FOR SALE      RELATIONSHIPS           TOTAL
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001           $     --            $ 29,469            $ (3,981)           $ 25,488
Period change                              --             (14,800)             (1,204)            (16,004)
                                     --------            --------            --------            --------
Balance, March 31, 2002              $     --            $ 14,669            $ (5,185)           $  9,484
                                     ========            ========            ========            ========

Balance, December 31, 2002           $   (195)           $ 56,856            $  5,639            $ 62,300
Current-period change                      --              (5,798)             (1,872)             (7,670)
                                     --------            --------            --------            --------
Balance, March 31, 2003              $   (195)           $ 51,058            $  3,767            $ 54,630
                                     ========            ========            ========            ========

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

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
(in thousands, except per share amounts)              2003             2002
-----------------------------------------------------------------------------

NET INCOME                                          $ 91,730         $ 95,475
                                                    ========         ========

Average common shares outstanding                    231,355          250,749
Dilutive effect of common stock equivalents            1,450            1,204
                                                    --------         --------
DILUTED AVERAGE COMMON SHARES OUTSTANDING            232,805          251,953
                                                    ========         ========
EARNINGS PER SHARE
   Basic                                            $   0.39         $   0.38
   Diluted                                          $   0.39         $   0.38


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

        At March 31, 2003, a total of 530,826 common shares associated with a 2002 acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met. Dividends paid on these shares are reinvested in common stock and are also held in escrow.

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

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ---------------------------
                                                                             2003             2002
-----------------------------------------------------------------------------------------------------

STOCK OPTIONS OUTSTANDING AT PERIOD END (IN THOUSANDS)                        17,637           13,928

ASSUMPTIONS
      Risk-free interest rate                                                   4.15%            4.13%
      Expected dividend yield                                                   3.34%            3.34%
      Expected volatility of Huntington's common stock                          33.8%            33.8%

PRO FORMA RESULTS (IN MILLIONS OF DOLLARS)
      Net income, as reported                                             $     91.7       $     95.5
      Less pro forma expense, net of tax, related to options granted             3.0              3.7
                                                                          ----------       ----------
      PRO FORMA NET INCOME                                                $     88.7       $     91.8
                                                                          ==========       ==========

      NET INCOME PER COMMON SHARE:
          Basic, as reported                                              $     0.39       $     0.38
          Basic, pro forma                                                      0.38             0.37
          Diluted, as reported                                                  0.39             0.38
          Diluted, pro forma                                                    0.38             0.36


NOTE 9 - 2002 RESTRUCTURING CHARGES

        During the first quarter of 2002, Huntington recorded pre-tax restructuring charges of $56.2 million related to the implementation of strategic initiatives announced July 2001. These charges included expenses of $32.7 million related to the sale of the Florida operations, $8.0 million for asset impairment, $4.3 million for the exit of certain e-commerce activities, $1.8 million related to facilities, and $9.4 million for other costs. These charges amounted to $36.5 million, or $0.14 per share, on an after-tax basis and are reflected in Non-interest expense in the accompanying unaudited consolidated financial statements. During the first quarter 2003, Huntington released $1.0 million of restructuring reserves through a credit to the restructuring charge line of Non-interest expense in the accompanying unaudited consolidated financial statements.

        As of March 31, 2003, Huntington had reserves for restructuring of $14.7 million. Huntington expects that these remaining reserves will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities.

NOTE 10 - 2002 SALE OF FLORIDA BANKING AND INSURANCE OPERATIONS

        On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $182.5 million and is reflected in Non-interest income. The after-tax gain was $61.4 million, or $0.24 per share. Income taxes related to this transaction were $121.0 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

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

The following provides a brief description of the four operating segments of
Huntington:

REGIONAL BANKING: This segment provides products and services to retail, business banking, and commercial customers. This segment's products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also represents middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial and commercial real estate loans, international trade, and cash management.

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

INCOME STATEMENTS                                       Regional       Dealer                        Treasury/      Huntington
(in thousands of dollars)                               Banking        Sales             PFG           Other       Consolidated
-------------------------------------------------------------------------------------------------------------------------------

2003
Net interest income                                    $ 144,153      $  15,621       $   9,518      $  32,467       $ 201,759
Provision for loan and lease losses                       23,541         11,385           1,912              6          36,844
Non-Interest income                                       71,596        158,410          27,210         15,708         272,924
Non-Interest expense                                     138,040        133,218          26,616         17,605         315,479
Income taxes                                              18,959         10,300           2,870         (1,499)         30,630
                                                       ---------      ---------       ---------      ---------       ---------
   Net income, as reported                                35,209         19,128           5,330         32,063          91,730
   Restructuring releases, net of taxes                       --             --              --           (650)           (650)
                                                       ---------      ---------       ---------      ---------       ---------
   Operating earnings                                  $  35,209      $  19,128       $   5,330      $  31,413       $  91,080
                                                       =========      =========       =========      =========       =========

2002
Net interest income                                    $ 153,508      $  (6,862)      $   7,818      $  24,405       $ 178,869
Provision for loan and lease losses                       27,813          9,610           1,587             --          39,010
Non-Interest income                                       73,574        181,190          31,112        196,657         482,533
Non-Interest expense                                     141,774        161,336          25,010         73,476         401,596
Income taxes                                              20,164            565           4,316        100,276         125,321
                                                       ---------      ---------       ---------      ---------       ---------
   Net income, as reported                                37,331          2,817           8,017         47,310          95,475
                                                       ---------      ---------       ---------      ---------       ---------
   Florida operating results, net of tax                     762            794             320         (3,933)         (2,057)
   Gain on sale of Florida operations, net of tax             --             --              --         61,422          61,422
   Restructuring charges, net of tax                          --             --              --        (36,519)        (36,519)
                                                       ---------      ---------       ---------      ---------       ---------
   Operating earnings                                  $  36,569      $   2,023       $   7,697      $  26,340       $  72,629
                                                       =========      =========       =========      =========       =========


PERIOD-END BALANCE SHEET DATA            TOTAL ASSETS AT MARCH 31,           TOTAL DEPOSITS AT MARCH 31,
                                         -------------------------           ---------------------------
(in millions of dollars)                  2003              2002              2003              2002
--------------------------------------------------------------------------------------------------------

Regional Banking                         $14,268           $12,984           $15,403           $15,036
Dealer Sales                               6,887             6,494                67                51
PFG                                        1,267               964               959               727
Treasury / Other                           5,449             4,253             1,260               453
                                         -------           -------           -------           -------
   Total                                 $27,871           $24,695           $17,689           $16,267
                                         =======           =======           =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RESTATED

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

        By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's second amended 2002 Annual Report on Form 10-K/A, filed on November 14, 2003, (Amended Form 10-K/A or Amendment No. 2) and other factors described from time to time in other filings with the Securities and Exchange Commission.

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

RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        Huntington has voluntarily corrected and restated its earnings in this amendment to its Quarterly Report on Form 10-Q (the Amendment) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, this amendment includes the following corrections:

    - Huntington previously did not defer loan and lease origination fees and certain expenses, but rather recognized the net amount in the period of origination. This restatement applies, on a retroactive basis, deferral accounting for loan and lease origination fees and costs.

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

    - Prior to 2002, Huntington recognized, in the year incurred, the expenses or gains for pension settlements, which are actuarially determined expenses or gains related to lump-sum benefit payments paid to individuals who voluntarily or involuntarily retire earlier than their expected retirement date or to individuals who voluntarily or involuntarily separate from Huntington. The expense for 2002 for pension settlements was deferred to be recognized over a subsequent eight year period. As part of the restatement, Huntington recognized this expense consistent with years prior to 2002.

    - Huntington previously recorded revenue from the sale of a contingent automobile debt cancellation product by allocating a fixed portion of the proceeds from each sale to revenue and reserves. The impact of the restatement increases the amount of the reserve to cover claim losses on the products purchased by the customers.

    - Huntington previously recorded tax consulting expenses as a component of income tax expense. The impact of the restatement reclassified those expenses to professional services and had no impact on net income.

    - In 1998, Huntington entered into a sale-leaseback transaction. Huntington recognized gains in 1998 and 1999 as a reduction in occupancy expense above the amounts that should have been recognized under a normal amortization schedule. The restatement corrects this timing error.

    - In 1998, Huntington marked to market the ineffective portion of an interest rate swap associated with a fixed rate subordinated debt offering initiated in 1992. The swap was subsequently sold in 2000. The restatement marks to market the ineffective portion of the swap for all periods prior to 1998 and then annually through 2000.

    - In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects this timing error.

        Further information regarding the impact of these restatements to Huntington's results of operations and financial condition can be found in Note 3 to the consolidated financial statements. The Amendment also provides additional disclosures about the release of reserves established in 1998 and 2001 and about certain items of non-interest expense in the first quarter of 2003.


CRITICAL ACCOUNTING POLICIES
        Note 1 to the consolidated financial statements included in Huntington's Amendment No. 2 to its Form 10-K/A filed on November 14, 2003, lists significant accounting policies used in the development and presentation of its financial statements. These significant accounting policies, as well as this discussion and analysis, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the most significant accounting estimates and their related application in Huntington's Amendment No. 2 to its Form 10-K/A.

SPECIAL PURPOSE ENTITIES (SPES)
        Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.1 billion at March 31, 2003. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. As of March 31, 2003, GAAP did not require these trusts to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts are not included on Huntington's balance sheets at March 31. See Note 10 to the consolidated financial statements in Huntington's Amendment No. 2 to its Form 10-K/A for more information regarding securitized loans.

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

        Huntington is reviewing the implications of FIN 46 and is considering the adoption methods permitted. Management believes that the most significant impact of adoption will be the consolidation of one of the securitization trusts formed in 2000. The consolidation of that securitization trust will involve the recognition of the trust's net assets, which, at March 31, 2003, included $1,011 million of indirect automobile loans, $110 million of cash, and $1,000 million of secured debt obligations with an interest rate based on commercial paper rates. Adoption will also eliminate the retained interest in that securitization trust and its servicing asset related to the loans in the trust, with carrying values at March 31, 2003 of $154 million and $12 million, respectively. The impact to Huntington's equity and results of operations will depend on the method of transition adopted under this new interpretation. Huntington will adopt this new standard at the beginning of the third quarter of 2003.

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

RELATED PARTY TRANSACTIONS
        Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All such transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. A summary of the indebtedness of management can be found in Note 9 to Huntington's Amendment No. 2 to its Form 10-K/A filed on November 14, 2003. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

SUMMARY DISCUSSION OF RESULTS

        Huntington's first quarter 2003 earnings were $91.7 million, or $0.39 per common share, down $3.7 million, or 4%, from earnings of $95.5 million, or $0.38 per common share, in the 2002 first quarter, and up $22.5 million, or 32%, from earnings of $69.3 million, or $0.29 per common share, in the 2002 fourth quarter.

        The decrease in earnings compared to the year-ago quarter was a result of the sale of Huntington's Florida banking and insurance operations and related charges which occurred in the 2002 first quarter, as discussed in more detail below. Excluding the impact of these items, Huntington's first quarter 2003 earnings were up $18.5 million ($23.7 million pre-tax), or 25%, from earnings in the first quarter 2002 of $72.6 million ($97.7 million pre-tax). Earnings per common share increased from $0.29 in 2002 to $0.39 per share in 2003. The primary drivers of this $23.7 million increase in pre-tax earnings from the year-ago quarter were a $33.5 million, or 20%, increase in fully taxable equivalent net interest income and a $10.6 million, or 3%, decrease in non-interest expense, partially offset by a $3.0 million, or 9%, increase in the provision for loan and lease losses and a $16.5 million, or 6%, decrease in non-interest income.

        In July 2001, Huntington announced significant strategic initiatives, primarily the plan to sell its Florida banking and insurance operations, the implementation of which had a material impact on Huntington's performance results. The sale of the Florida banking operations, completed on February 15, 2002, included 143 banking offices and 456 ATMs with approximately $2.8 billion in loans and leases and other tangible assets and $4.8 billion in deposits and other liabilities. The 2002 first quarter's results included a $182.5 million pre-tax gain ($61.4 million after tax, or $0.24 per common share) from the sale of the Florida banking operations, a $3.2 million pre-tax loss ($2.1 million after tax loss, or $0.01 loss per common share) from the Florida banking operations through the mid-February sale, as well as $56.2 million pre-tax ($36.5 million after tax, or $0.14 per common share) in restructuring charges. The sale of the J. Rolfe Davis Insurance Agency, Inc., Huntington's Florida-based insurance operations, was completed on July 2, 2002. The year-ago quarter included the following pre-tax items associated with these businesses: fully taxable equivalent net interest income of $9.7 million, a provision for loan losses of $5.2 million, non-interest income of $10.6 million, excluding the $182.5 million sale gain, and non-interest expense of $18.3 million excluding $56.2 million in restructuring charges. These items plus the gain and restructuring charges, resulted in pre-tax income of $123.1 million, or $22.8 million after tax, or $0.09 per share.

        A reconciliation of the differences in Huntington's income statements and balance sheets between the 2002 first quarter on a GAAP basis and as adjusted to exclude the impact of the sale of the Florida banking and insurance operations and related charges, referred to as an "operating basis", is presented in Tables 18 and 19 on pages 42 and 43 of this report, respectively.

        Net interest income on a fully taxable equivalent basis increased $22.9 million, or 13%, from the year-ago quarter, reflecting a 10% increase in average earning assets and a 10 basis point, or an effective 3%, increase in the fully taxable equivalent net interest margin to 3.63% from 3.53%. Excluding the impact of the sale of Huntington's Florida banking operations, net interest income on a fully taxable equivalent basis increased $33.5 million, or 20%, reflecting an 18% increase in average earning assets, and a 5 basis point, or an effective 1%, increase in the net interest margin to 3.63% from 3.58%.

        Non-interest income decreased $209.6 million, or 43%, from the first quarter 2002, reflecting primarily the $182.5 million gain on the sale of the Florida banking operations in the year-ago quarter. Non-interest income decreased $16.5 million, or 6%, from the year-ago quarter excluding from the year-ago quarter the gain from the sale of the Florida banking operations and Florida banking and insurance operating results. This decrease reflected declines in operating lease and mortgage banking income, partially offset by increases in service charges on deposit accounts, brokerage and insurance fees, other service charges and fees, and other income, which included a $10.3 million gain from the sale of $556 million of automobile loans late in the 2003 first quarter.

        The provision for loan and lease losses declined $2.2 million, or 6%, reflecting the sale of the Florida banking operations in the year-ago first quarter. Adjusting the year-ago first quarter to exclude the impact of this sale, the provision for loan and lease losses increased $3.0 million, or 9%, reflecting primarily loan and lease growth exclusive of Florida.

        Non-interest expense declined $86.1 million, or 21%, as the year-ago quarter included $56.2 million of restructuring charges, and was down $28.9 million, or 8%, excluding the impact of these charges. These decreases were primarily driven by a $29.2 million, or 21%, decrease in operating lease expense. Other items contributing to the decline in expenses were outside data processing and other services, down $1.9 million, or 10%, and other expense, down $4.0 million, or 19%. The only expense that was up appreciably was personnel costs, which increased $5.1 million, or 5%. Excluding from the year-ago quarter the impact of the sale of Huntington's Florida banking and insurance operations in addition to the restructuring charges, non-interest expense was down $10.6 million, or 3%. The primary driver of this decrease was the decline in operating lease expense, partially offset by a $15.0 million, or 15%, increase in personnel costs, and to a lesser degree, increases in net occupancy, professional services, and equipment.

        First quarter 2003 return on average equity (ROE) was 17.2%, slightly higher than 16.8% in the year-ago quarter, and the return on average assets
(ROA) of 1.36% was down from 1.46% a year earlier. The efficiency ratio for the first quarter 2003 was 66.5%. Excluding the impact of the sale of Florida banking and insurance operations and related items, ROE in the year-ago quarter was 12.8%, with ROA and the efficiency ratio at 1.19% and 71.2%, respectively.

--------------------------------------------------------------------------------
TABLE 1 - SELECTED QUARTERLY INCOME STATEMENT DATA  (1)


                                                  2003                                  2002
                                               ---------       -------------------------------------------------------
(in thousands, except per share amounts)         FIRST          Fourth          Third         Second           First
----------------------------------------------------------------------------------------------------------------------

Total Interest Income                          $ 320,014       $ 329,340      $ 324,177      $ 311,083       $ 328,502
Total Interest Expense                           118,255         130,161        132,912        130,822         149,633
                                               ---------       ---------      ---------      ---------       ---------
NET INTEREST INCOME                              201,759         199,179        191,265        180,261         178,869
Provision for loan and lease losses               36,844          51,236         54,304         49,876          39,010
                                               ---------       ---------      ---------      ---------       ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES            164,915         147,943        136,961        130,385         139,859
                                               ---------       ---------      ---------      ---------       ---------
Operating lease income                           138,193         149,259        160,164        171,617         176,034
Service charges on deposit accounts               39,869          41,435         37,706         35,608          38,815
Brokerage and insurance income                    15,497          13,941         13,664         16,899          17,605
Trust services                                    14,911          15,306         14,997         16,247          15,501
Mortgage banking                                  11,125           5,530          2,594          7,835          16,074
Bank Owned Life Insurance income                  11,137          10,722         10,723         10,722          10,956
Other service charges and fees                    10,338          10,890         10,837         10,529          10,632
Gain on sale of automobile loans                  10,255              --             --             --              --
Securities gains                                   1,198           2,339          1,140            966             457
Gain on sale of Florida operations                    --              --             --             --         182,470
Merchant Services gain                                --              --             --             --              --
Other                                             20,401          22,433         46,777         18,291          13,989
                                               ---------       ---------      ---------      ---------       ---------
TOTAL NON-INTEREST INCOME                        272,924         271,855        298,602        288,714         482,533
                                               ---------       ---------      ---------      ---------       ---------
Operating lease expense                          111,588         120,747        125,743        131,695         140,785
Personnel costs                                  113,089         110,231        100,662         99,115         108,029
Net occupancy                                     16,609          13,370         14,676         14,504          16,989
Outside data processing and other services        16,579          17,209         15,128         16,592          18,439
Equipment                                         16,412          17,337         17,378         16,659          16,949
Professional services                              9,285           9,111          9,680          7,864           6,430
Marketing                                          6,626           6,186          7,491          7,231           7,003
Telecommunications                                 5,701           5,714          5,609          5,320           6,018
Printing and supplies                              3,681           3,999          3,679          3,683           3,837
Restructuring (releases) charges                  (1,000)         (7,211)            --             --          56,184
Other                                             16,909          32,616         19,450         21,083          20,933
                                               ---------       ---------      ---------      ---------       ---------
TOTAL NON-INTEREST EXPENSE                       315,479         329,309        319,496        323,746         401,596
                                               ---------       ---------      ---------      ---------       ---------
INCOME BEFORE INCOME TAXES                       122,360          90,489        116,067         95,353         220,796
Income taxes                                      30,630          21,226         28,052         24,375         125,321
                                               ---------       ---------      ---------      ---------       ---------
NET INCOME                                     $  91,730       $  69,263      $  88,015      $  70,978       $  95,475
                                               =========       =========      =========      =========       =========

PER COMMON SHARE
   Net Income - Diluted                        $    0.39       $    0.29      $    0.36      $    0.29       $    0.38
   Cash Dividends Declared                     $    0.16       $    0.16      $    0.16      $    0.16       $    0.16

RETURN ON:
   Average total assets                             1.36%           1.02%          1.35%          1.14%           1.46%
   Average total shareholders' equity               17.2%           12.7%          15.8%          12.5%           16.8%
Net interest margin                                 3.63%           3.62%          3.69%          3.70%           3.53%
Efficiency ratio (2)                                66.5%           71.5%          68.6%          69.0%           71.7%
Effective tax rate                                  25.0%           23.5%          24.2%          25.6%           56.8%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                            $ 201,759       $ 199,179      $ 191,265      $ 180,261       $ 178,869
Tax Equivalent Adjustment (3)                      2,096           1,869          1,096          1,071           1,169
                                               ---------       ---------      ---------      ---------       ---------
Net Interest Income                              203,855         201,048        192,361        181,332         180,038
Non-Interest Income                              272,924         271,855        298,602        288,714         482,533
                                               ---------       ---------      ---------      ---------       ---------
TOTAL REVENUE                                  $ 476,779       $ 472,903      $ 490,963      $ 470,046       $ 662,571
                                               =========       =========      =========      =========       =========

TOTAL REVENUE EXCLUDING SECURITIES GAINS       $ 475,581       $ 470,564      $ 489,823      $ 469,080       $ 662,114
                                               =========       =========      =========      =========       =========

(1) See note 3 to the unaudited consolidated financial statements for further information regarding the restatement.

(2) Excludes gain on sale of Florida operations, Merchant Services gain, and securities gains from revenue, and restructuring charges and amortization of intangible assets from expenses.

(3) Represents the tax-exempt portion of net interest income increased by an amount equivalent to taxes that would have been paid if this income had been taxed at a 35% statutory tax rate.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 First Quarter versus 2002 First Quarter
        Net interest income on a fully-taxable equivalent basis was $203.9 million in the 2003 first quarter, up $23.8 million, or 13%, from the year-ago quarter reflecting 10% growth in average earning assets, primarily loans and leases, and a 10 basis point, or an effective 3%, increase in the fully taxable equivalent net interest margin to 3.63% from 3.53%. Excluding the impact of the sold Florida banking operations in the year-ago quarter, net interest income on a fully taxable equivalent basis was up $33.5 million, or 20%, driven by a $3.5 billion, or 18%, increase in average earning assets, and a 5 basis point, or an effective 1%, increase in the net interest margin to 3.63% from 3.58%. (See Tables 18 and 19 on pages 42 and 43). The increase in the net interest margin, excluding the impact of the Florida operations, reflected the positive impact of the lower rate environment between the two periods, and a higher percentage of wholesale funding. However, the margin declined in each of the previous two quarters as it became increasingly difficult to lower funding costs commensurate with the decline on earning asset yields.

        Average loans and leases in the 2003 first quarter were $18.9 billion, up $1.6 billion, or 9%, from the year-ago quarter reflecting $2.9 billion, or 18%, growth in average non-Florida-related loans and leases, partially offset by the $1.4 billion in average loans and leases sold with the Florida banking operations in the year-ago quarter. The $2.9 billion growth in average loans and leases excluding the sold Florida loans and leases reflected a $2.6 billion, or 38%, increase in consumer loans and $0.3 billion, or 9%, increase in commercial real estate loans. This growth in consumer loans came from residential mortgages (up 72%) and home equity loans (up 16%) reflecting the increased demand due to the low interest rate environment, and automobile loans and direct financing leases (up 56%). Direct financing leases averaged $1.0 billion in the 2003 first quarter, up $0.9 billion from the year-ago quarter. Prior to May 2002, automobile leases were reflected as operating leases. Average commercial loans, excluding sold Florida loans from the year-ago quarter, were essentially unchanged reflecting a combination of factors including continued weakness in the economy, as well as planned reductions in shared national credits and the sale of certain commercial loans in the 2002 fourth quarter.

        During the recent quarter, Huntington sold $556 million of auto loans as part of a plan to reduce exposure to the automobile financing business. This sale had no material impact on average loan and lease balances, however, as the transaction occurred late in the quarter.

        Average core deposits were $15.0 billion in the 2003 first quarter, down $1.3 billion, or 8%, from the year-ago quarter, as a result of the $2.3 billion in average core deposits sold with the Florida banking operations in the year-ago quarter, partially offset by growth of $0.9 billion, or 7%, in non-Florida-related core deposits. The $0.9 billion increase in average non-Florida-related core deposits reflected very strong growth in average interest bearing demand deposits, which increased $1.2 billion, or 28%, from the year-ago quarter, as retail certificates of deposit (CDs) declined $0.4 billion, or 10%, reflecting planned reductions in these higher cost deposits.

--------------------------------------------------------------------------------
TABLE 2 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
(in millions)

                                                                                 AVERAGE BALANCES
                                                        -------------------------------------------------------------------------
                                                          2003                                       2002
                                                        -------         ---------------------------------------------------------
Fully Tax Equivalent Basis (1)                            FIRST          Fourth             Third            Second         First
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                      $    37           $   34            $   35            $   29       $   34
Trading account securities                                   12                9                 7                 6            5
Federal funds sold and securities purchased
   under resale agreements                                   57               83                76                68           62
Mortgages held for sale                                     459              467               267               174          381
Securities:
      Taxable                                             3,014            3,029             2,953             2,735        2,713
      Tax exempt                                            274              234               108                96          101
                                                        -------           ------            ------            ------       ------
           Total Securities                               3,288            3,263             3,061             2,831        2,814
                                                        -------           ------            ------            ------       ------
Loans and Leases: (2)
     Commercial                                           5,623            5,555             5,504             5,616        6,047
     Real Estate
          Construction                                    1,187            1,070             1,247             1,258        1,290
          Commercial                                      2,565            2,601             2,315             2,232        2,363
     Consumer
           Automobile loans and leases                    4,085            3,699             3,225             2,733        2,792
           Home equity                                    3,238            3,166             3,060             2,907        3,206
           Residential mortgage                           1,832            1,694             1,486             1,385        1,180
           Other loans                                      389              399               405               415          483
                                                        -------           ------            ------            ------       ------
           Total Consumer                                 9,544            8,958             8,176             7,440        7,661
                                                        -------           ------            ------            ------       ------
Total loans and leases                                   18,919           18,184            17,242            16,546       17,361
                                                        -------           ------            ------            ------       ------
Allowance for loan and lease losses                         349              386               367               357          371
                                                        -------           ------            ------            ------       ------
Net loans and leases                                     18,570           17,798            16,875            16,189       16,990
                                                        -------           ------            ------            ------       ------
Total earning assets                                     22,772           22,040            20,688            19,654       20,657
                                                        -------           ------            ------            ------       ------
Operating lease assets                                    2,076            2,328             2,597             2,842        2,976
Cash and due from banks                                     740              717               763               722          819
Intangible assets                                           218              225               202               213          536
All other assets                                          1,967            1,944             1,906             1,892        1,905
                                                        -------           ------            ------            ------       ------
TOTAL ASSETS                                          $  27,424         $ 26,868          $ 25,789          $ 24,966     $ 26,522
                                                        =======           ======            ======            ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                    $   2,958          $ 2,956          $  2,868          $  2,739     $  3,041
     Interest bearing demand deposits                     5,597            5,305             5,269             4,920        5,148
     Savings deposits                                     2,771            2,746             2,766             2,808        3,097
     Other domestic time deposits                         3,645            4,007             4,167             4,227        5,015
                                                        -------           ------            ------            ------       ------
          Total core deposits                            14,971           15,014            15,070            14,694       16,301
                                                        -------           ------            ------            ------       ------
Domestic time deposits of $100,000 or more                  769              734               777               844        1,052
Brokered time deposits and negotiable CDs                 1,155            1,057               907               649          302
Foreign time deposits                                       514              410               370               296          270
                                                        -------           ------            ------            ------       ------
     Total deposits                                      17,409           17,215            17,124            16,483       17,925
                                                        -------           ------            ------            ------       ------
Short-term borrowings                                     1,947            2,115             1,793             1,636        1,748
Federal Home Loan Bank advances                           1,216              848               228                14           17
Subordinated notes and other long-term debt,
   including preferred capital securities                 3,570            3,380             3,281             3,375        3,433
                                                        -------           ------            ------            ------       ------
     Total interest bearing liabilities                  21,184           20,602            19,558            18,769       20,082
                                                        -------           ------            ------            ------       ------
All other liabilities                                     1,116            1,147             1,149             1,180        1,089
Shareholders' equity                                      2,166            2,163             2,214             2,278        2,310
                                                        -------           ------            ------            ------       ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  27,424         $ 26,868          $ 25,789          $ 24,966     $ 26,522
                                                        =======           ======            ======            ======       ======







                                                                                  AVERAGE RATES (3)
                                                         ----------------------------------------------------------------------
                                                          2003                              2002
                                                         -------  -------------------------------------------------------------
Fully Tax Equivalent Basis (1)                            FIRST    Fourth           Third            Second            First
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                        1.61  %   1.93    %        2.06    %        2.44   %         2.02   %
Trading account securities                                4.63      3.37             4.95             5.37             2.79
Federal funds sold and securities purchased
   under resale agreements                                2.14      1.83             1.40             1.51             1.43
Mortgages held for sale                                   5.56      5.84             6.57             7.07             6.51
Securities:
      Taxable                                             5.17      5.53             6.01             6.33             6.43
      Tax exempt                                          7.22      7.15             7.52             7.69             7.76
                                                          ----      ----             ----             ----             ----
           Total Securities                               5.34      5.64             6.07             6.37             6.48
                                                          ----      ----             ----             ----             ----
Loans and Leases: (2)
     Commercial                                           5.40      5.59             5.69             5.67             5.58
     Real Estate
          Construction                                    4.06      4.15             4.60             5.05             4.91
          Commercial                                      5.60      5.79             6.17             6.39             6.66
     Consumer
           Automobile loans and leases                    7.40      7.83             8.50             8.67             8.73
           Home equity                                    5.17      5.64             5.83             6.00             6.39
           Residential mortgage                           5.95      6.06             6.27             6.46             6.92
           Other loans                                    6.60      7.21             7.66             7.70             7.75
                                                          ----      ----             ----             ----             ----
           Total Consumer                                 6.33      6.69             7.05             7.16             7.41
                                                          ----      ----             ----             ----             ----
Total loans and leases                                    5.82      6.08             6.32             6.39             6.48



                                                          ----      ----             ----             ----             ----
Total earning assets                                      5.72  %   5.99    %        6.26    %        6.37   %         6.46   %
                                                          ----      ----             ----             ----             ----
Operating lease assets
Cash and due from banks
Intangible assets
All other assets

TOTAL ASSETS


LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                     1.47  %   1.56    %        1.76    %        1.83   %         1.79   %
     Savings deposits                                     1.80      1.67             1.75             1.77             1.81
     Other domestic time deposits                         3.17      3.65             3.78             4.09             4.81
                                                          ----      ----             ----             ----             ----
          Total core deposits                             2.28      2.51             2.65             2.76             2.99
                                                          ----      ----             ----             ----             ----
Domestic time deposits of $100,000 or more                2.76      2.64             3.27             3.12             3.04
Brokered time deposits and negotiable CDs                 1.98      2.25             2.37             2.48             2.48
Foreign time deposits                                     1.06      1.29             1.43             1.38             1.91
                                                          ----      ----             ----             ----             ----
     Total deposits                                       2.24      2.46             2.63             2.74             2.96
                                                          ----      ----             ----             ----             ----
Short-term borrowings                                     1.16      1.40             1.44             1.51             1.98
Federal Home Loan Bank advances                           1.84      1.99             2.02             5.89             6.02
Subordinated notes and other long-term debt,
   including preferred capital securities                 3.12      3.52             3.70             3.64             3.79
                                                          ----      ----             ----             ----             ----
     Total interest bearing liabilities                   2.26  %   2.51    %        2.70    %        2.80   %         3.02   %
                                                          ----      ----             ----             ----             ----





Net interest rate spread                                  3.46  %   3.48    %        3.56    %        3.57   %         3.44   %
Impact of non-interest bearing funds on margin            0.17      0.14             0.13             0.13             0.09
                                                          ----      ----             ----             ----             ----
NET INTEREST MARGIN                                       3.63  %   3.62    %        3.69    %        3.70   %         3.53   %
                                                          ====      ====             ====             ====             ====

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate. See Table 1 for tax equivalent adjustments.

(2) Individual loan components include applicable fees.

(3) Loan and deposit average rates include impact of applicable derivatives.

2003 First Quarter versus 2002 Fourth Quarter
        Fully-taxable equivalent net interest income increased $2.8 million from the fourth quarter reflecting growth in earning assets, primarily loans and leases, partially offset by a lower net interest margin and the negative impact of two less days in the quarter. The net interest margin increased slightly to 3.63% from 3.62% driven by a number of factors including growth in lower rate, but higher quality, auto loans and leases, and heavy prepayments of higher rate mortgages, partially offset by the maturity of $675 million in high-rate retail CDs. Average earning assets increased $0.7 billion, or 13% annualized, related to growth in average loans and leases, as other earning assets were basically unchanged.

        Average loans and leases increased 16% on an annualized basis from the fourth quarter reflecting a 26% annualized growth in consumer loans. Average residential mortgages grew 33% annualized, reflecting continued strong demand for residential mortgages, and average home equity loans and lines of credit were up 9% annualized. Average automobile loans and leases increased at a 42% annualized rate reflecting two factors. First, good underlying growth in automobile loans, and second, the rapid build up of automobile direct financing lease balances as new leases originated since April 2002 are recorded as direct financing leases. Total average commercial and commercial real estate loans increased 6% annualized, reflecting a 5% annualized increase in average commercial loans, and a 9% annualized increase in average commercial real estate loans.

        With interest rates at low absolute levels, retail CDs represent a relatively expensive source of funds. As such, other more attractive funding sources were emphasized during the 2003 first quarter, which resulted in average retail CD balances declining $368 million, as $675 million of high-rate CDs matured during the quarter. Total average core deposits, excluding retail CDs, increased $327 million, or 11%, annualized.

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

        The provision expense in the first quarter of 2003 was $36.8 million, down $2.2 million, or 6%, from the year-ago quarter, reflecting the sale of the Florida banking operations in the year-ago quarter. Excluding the impact of the loans sold with the Florida banking operations, the provision expense was up $3.0 million, or 9%, reflecting loan and lease growth partially offset by reduced net charge-offs. (See Tables 18 and 19 on pages 42 and 43)

        The provision for loan and lease losses in the first quarter 2003 was down $14.4 million from the fourth quarter 2002, reflecting lower loan growth in the first quarter 2003 than the fourth quarter of 2002, and reduced provision expense for direct financing leases. The current quarter's $36.8 million provision expense exceeded net charge-offs by $4.0 million, or 12%. The allowance for loan and lease losses at March 31, 2003 as a percent of period-end loans and leases was 1.78%, down from 1.81% at the end of last year, and from 2.10% at the end of the year-ago first quarter. The allowance for loan and lease losses as a percent of non-performing assets (NPAs) decreased to 239% at March 31, 2003 from 246% at the end of the 2002 fourth quarter, but was significantly higher than the 151% level at the end of the year-ago quarter. (See Credit Risk section for discussion of the ALLL, NPAs, and net charge-offs).

NON-INTEREST INCOME

2003 First Quarter versus 2002 First Quarter
        Non-interest income was $272.9 million in the 2003 first quarter, down $209.6 million, or 43%, from the year-ago quarter, which included a $182.5 million gain from the sale of the Florida banking operations. Excluding the gain from the year-ago quarter, as well as $10.6 million of non-interest income associated with the sold Florida banking and insurance operations, 2003 first quarter non-interest income was down $16.5 million, or 6%. See Tables 18 and 19 on pages 42 and 43. Table 3 reflects non-interest income detail for the three months ended March 31, 2003 and 2002:

--------------------------------------------------------------------------------
TABLE 3 - NON-INTEREST INCOME

(in thousands of dollars)                  THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------
                                          2003         2002      % CHANGE
--------------------------------------------------------------------------
Operating lease income                  $138,193     $176,034     (21.5) %
Service charges on deposit accounts       39,869       38,815       2.7
Brokerage and insurance income            15,497       17,605     (12.0)
Trust services                            14,911       15,501      (3.8)
Bank Owned Life Insurance income          11,137       10,956       1.7
Mortgage banking                          11,125       16,074     (30.8)
Other service charges and fees            10,338       10,632      (2.8)
Gains on sales of automobile loans        10,255           --     N.M.
Securities gains                           1,198          457     N.M.
Gain on sale of Florida operations            --      182,470     N.M.
Other                                     20,401       13,989      45.8
                                        --------     --------     -----
  TOTAL NON-INTEREST INCOME             $272,924     $482,533     (43.4) %
                                        ========     ========     =====

        Excluding the impact of the year-ago quarter's gain on sale of the Florida operations, non-interest income was down $27.1 million. This reflected a $37.8 million, or 21%, decrease in operating lease income (see Operating Lease discussion below), offset by a $10.3 million gain from the sale of $556 million of automobile loans in the current quarter.

        Other income was $20.4 million in the current quarter, up $6.4 million, or 46%, due to increases in a number of activities including trading, investment banking, and merchant services. Service charges on deposit accounts were up $1.1 million, or 3%, reflecting a $4.4 million, or 25%, increase in consumer service charges, primarily due to higher NSF and overdraft-related fees, and a $0.9 million, or 5%, increase in commercial service charges, substantially offset by the $4.2 million decline associated with the sold Florida banking and insurance operations. Other service charges and fees declined $0.3 million, or 3%, from the year-ago quarter, reflecting a $1.2 million, or 13%, increase related to higher transaction-based product fees, more than offset by the $1.5 million decrease associated with the sold Florida banking and insurance operations.

        Brokerage and insurance income was $15.5 million in the 2003 first quarter. This was down $2.1 million, or 12%, reflecting a $4.2 million decline associated with the sold Florida banking and insurance operations, partially offset by a $2.1 million, or 16%, increase related to growth in non-Florida related annuity income (up 34%).

        Mortgage banking income was $11.1 million in the first quarter. This was down $4.9 million, or 31%, reflecting a combination of factors related to the lower level of interest rates in the current quarter versus a year ago. Loan originations were up 50% from the year-ago quarter, which increased origination fee income. However, this benefit was more than offset by the negative impact lower interest rates had on accelerating the amortization of mortgage servicing rights (MSRs), as well as the absence of gains on sale of MSRs in the year-ago quarter. The sale of the Florida banking operations had no material effect on mortgage banking year-over-year comparisons.

2003 First Quarter versus 2002 Fourth Quarter
        Non-interest income was up $1.1 million from the fourth quarter, which included a $11.1 million decline in operating lease income. (See Operating Lease Assets on page 28 for further discussion). Reflecting seasonal factors, service charges on deposits declined $1.6 million, or 4%. Trust services income declined $0.4 million, or 3%, reflecting lower account balances driven by weak capital markets. Other service charges and fees declined $0.6 million, or 5%, due to the seasonal decline in transaction-based product fees. Other income declined $2.0 million, or 9%, which included a decrease in letter of credit fees of $2.3 million, or 11%, related to the adoption of FASB Interpretation No. 45. Mortgage banking income increased $5.6 million, or 101%, as the fourth quarter 2002 results included an impairment charge of $6.2 million on mortgage servicing rights. The current quarter had no such impairment. Brokerage and insurance income increased $1.6 million, or 11%, driven by record annuity sales and growth in insurance products. The current quarter included a gain on the sale of $556 million of automobile loans that amounted to $10.3 million.

NON-INTEREST EXPENSE

2003 First Quarter versus 2002 First Quarter
        Non-interest expense in the 2003 first quarter was $315.5 million, down $86.1 million, or 21%, from the year-ago quarter, which included $56.2 million of restructuring charges. Excluding restructuring charges, as well as $18.3 million of non-interest expenses associated with the sold Florida banking and insurance operations as reflected in Table 18, first quarter non-interest expense in 2003 was down $10.6 million, or 3%, from the year-ago quarter. See Tables 18 and 19 on pages 42 and 43. Table 4 reflects non-interest expense detail for the three months ended March 31, 2003 and 2002:

--------------------------------------------------------------------------------
TABLE 4 - NON-INTEREST EXPENSE

(in thousands of dollars)                           THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------
                                                  2003          2002         % CHANGE
                                               ---------      ---------      --------

Personnel costs                                $ 113,089      $ 108,029          4.7  %
Operating lease expense                          111,588        140,785        (20.7)
Net occupancy                                     16,609         16,989         (2.2)
Outside data processing and other services        16,579         18,439        (10.1)
Equipment                                         16,412         16,949         (3.2)
Professional services                              9,285          6,430         44.4
Marketing                                          6,626          7,003         (5.4)
Telecommunications                                 5,701          6,018         (5.3)
Printing and supplies                              3,681          3,837         (4.1)
Restructuring (releases) charges                  (1,000)        56,184        N.M.
Other                                             16,909         20,933        (19.2)
                                               ---------      ---------     --------
  TOTAL NON-INTEREST EXPENSE                   $ 315,479      $ 401,596        (21.4) %
                                               =========      =========     ========

        The largest contributor to the year-over-year decrease in non-interest expense was lower operating lease expense, which decreased $29.2 million, or 21%. (See Operating Lease Assets - Table 5 on page 28 for further discussion). Net occupancy expense declined $0.4 million, or 2%, from a year ago, reflecting a $2.5 million decline associated with the sold Florida banking and insurance operations, partially offset by a $2.0 million, or 14%, increase related to higher snow removal costs in the current quarter. The other expense category declined $4.0 million, or 19%, from a year ago, due to a $2.7 million, or 13%, decline related to lower residual value insurance expense and a $2.2 million decline associated with the sold Florida banking and insurance operations, of which $1.2 million related to the elimination of goodwill.

        Personnel costs, which totaled $113.1 million in the 2003 first quarter, were up $5.1 million, or 5%, from the year-ago quarter, and reflected a $15.0 million, or 15%, increase in non-Florida related expenses, partially offset by a $10.0 million decline associated with the sold Florida banking and insurance operations. The $15.0 million increase reflected a combination of factors including increased pension and health insurance expense, higher staffing in regional banking and the credit work out areas, as well as higher production-related compensation supporting higher levels of mortgage origination production. Full-time equivalent staff at the end of March 2003 was 8,134 compared with 8,342 at the end of the first quarter last year. This decline in staff reflected planned staff reductions, primarily Florida-related operations support staff located outside the state of Florida which were not part of the sold banking operations. Professional services were up $2.9 million, or 44%, reflecting a $1.1 million, or 21%, increase due to higher legal and consulting fees mostly related to expanded loan workout activities, and tax consulting partially offset by a $0.2 million decline associated with the sold Florida banking and insurance operations.

2003 First Quarter versus 2002 Fourth Quarter
        Non-interest expense was down $13.8 million, or 4%, from the fourth quarter driven primarily by lower operating lease expense, which was down $9.2 million, or 8% (see Operating Lease Assets - Table 5 on page 28 and the related discussion), and lower other expense, down $15.7 million. Personnel costs were up $2.9 million, or 3%, reflecting a combination of factors including the annual FICA reset, higher pension costs, higher performance-based compensation, and transition expenses related to a reduction in headcount. Net occupancy expenses were up $3.2 million, reflecting higher real estate taxes and snow removal costs. Restructuring releases were down $6.2 million.

        The efficiency ratio was 66.5% in the 2003 first quarter, down slightly from 71.7% in the year-ago quarter excluding the impact of the sold Florida banking and insurance operations, and from 71.5% in the 2002 fourth quarter.

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

        Operating lease income, which totaled $138.2 million in the 2003 first quarter, is the largest non-interest income category and represented 51% of non-interest income. This was down $37.8 million, or 21%, from the year-ago quarter and $11.1 million, or 7%, from the fourth quarter, reflecting declines in average operating leases of 30% and 11%, respectively. Since April 2002, new automobile leases originated by Huntington are accounted for as direct financing leases, whereas automobile leases prior to that date were accounted for as operating leases. Thus, the operating lease asset balances continue to decline through both depreciation expense and lease termination. However, rental income is only impacted by lease terminations, which decline at a slower rate than the underlying operating lease balance. Fees and recoveries from early terminations also declined 22% and 39%, respectively, from the year-ago quarter.

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


Table 5 details operating lease assets performance for the three months ended March 31, 2003 and 2002:

--------------------------------------------------------------------------------
TABLE 5 - OPERATING LEASE ASSETS PERFORMANCE

                                                         THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                       2003          2002      % CHANGE
-----------------------------------------------------------------------------------------

BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding          $  2,076      $  2,976      (30.2) %

INCOME STATEMENT (IN THOUSANDS)
 Net rental income                                   $130,274      $165,041      (21.1) %
 Fees                                                   5,633         7,261      (22.4)
 Recoveries - early terminations                        2,286         3,732      (38.7)
                                                     --------      --------      -----
         TOTAL OPERATING LEASE INCOME                 138,193       176,034      (21.5)
                                                     --------      --------      -----
 Depreciation and residual losses at termination       99,283       124,244      (20.1)
 Losses - early terminations                           12,305        16,541      (25.6)
                                                     --------      --------      -----
         TOTAL OPERATING LEASE EXPENSE                111,588       140,785      (20.7)
                                                     --------      --------      -----
         NET EARNINGS CONTRIBUTION                   $ 26,605      $ 35,249      (24.5) %
                                                     --------      --------      -----

Earnings ratios (1)
     Net rental income                                  25.10%        22.18%
     Depreciation                                       19.13%        16.70%

(1) As a percent of average operating lease assets, quarterly amounts annualized.

INCOME TAXES
        Income taxes in the 2003 first quarter was $30.6 million and represented an effective tax rate on income before taxes of 25.0%. This was down $94.7 million from the year-ago quarter, particularly due to the fact that the year-ago quarter included the tax-related impacts associated with the gain on the sale of the Florida banking operations, restructuring charges, and taxes on the operating results of the sold Florida banking and insurance operations. Excluding these impacts from the year-ago quarter, 2003 first quarter taxes were up $5.3 million, or 21%, with the year-ago quarter representing an effective tax rate of 25.6%. The effective tax rate in the 2002 fourth quarter was 22.5% on this same basis. Each quarter, taxes for the full year are re-estimated and year-to-date tax accrual adjustments made. A number of factors, such as year-to-date adjustments, can result in fluctuations in quarterly effective tax rates.

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

LOAN AND LEASE COMPOSITION

        Table 6 shows the period-end loan portfolio by loan type and business segment:

--------------------------------------------------------------------------------
TABLE 6 - LOAN AND LEASE COMPOSITION

(in millions of dollars)                     MARCH 31, 2003       DECEMBER 31, 2002      MARCH 31, 2002
-------------------------------------------------------------     -----------------     -----------------
BY TYPE                                     BALANCE       %       BALANCE       %       BALANCE       %
---------------------------------------------------------------------------------------------------------
Commercial                                  $ 5,749      30.4     $ 5,608      30.2     $ 5,684      35.0
Commercial real estate                        3,777      20.0       3,729      20.0       3,487      21.4
                                            -------     -----     -------     -----     -------     -----
     Total Commercial and
        Commercial Real Estate                9,526      50.4       9,337      50.2       9,171      56.4
                                            -------     -----     -------     -----     -------     -----
Consumer
     Automobile loans                         2,738      14.5       3,042      16.4       2,535      15.6
     Automobile direct financing leases       1,138       6.0         874       4.7          78       0.5
     Home equity                              3,285      17.4       3,198      17.2       2,827      17.4
     Residential mortgage                     1,825       9.7       1,740       9.4       1,227       7.5
     Other loans                                384       2.0         396       2.1         418       2.6
                                            -------     -----     -------     -----     -------     -----
     Total Consumer                           9,370      49.6       9,250      49.8       7,085      43.6
                                            -------     -----     -------     -----     -------     -----
 TOTAL LOANS AND LEASES                     $18,896     100.0     $18,587     100.0     $16,256     100.0
                                            =======     =====     =======     =====     =======     =====
BY BUSINESS SEGMENT
-------------------
 Regional Banking
    Central Ohio / West Virginia            $ 4,842      25.6     $ 4,829      26.0     $ 4,507      27.7
    Northern Ohio                             2,712      14.4       2,610      14.0       2,726      16.8
    Southern Ohio / Kentucky                  1,561       8.3       1,508       8.1       1,392       8.6
    West Michigan                             1,951      10.3       1,873      10.1       1,844      11.3
    East Michigan                             1,214       6.4       1,193       6.4         987       6.1
    Indiana                                     692       3.7         683       3.7         691       4.3
                                            -------     -----     -------     -----     -------     -----
       Total Regional Banking                12,972      68.6      12,696      68.3      12,147      74.7
                                            -------     -----     -------     -----     -------     -----
 Dealer Sales                                 4,670      24.7       4,656      25.0       3,218      19.8
 Private Financial Group                      1,120       5.9       1,062       5.7         809       5.0
 Treasury / Other                               134       0.7         173       1.0          82       0.5
                                            -------     -----     -------     -----     -------     -----
 TOTAL LOANS AND LEASES                     $18,896     100.0     $18,587     100.0     $16,256     100.0
                                            =======     =====     =======     =====     =======     =====

NET CHARGE-OFFS
        Net charge-offs in the first quarter of 2003 were $32.8 million and represented an annualized 0.69% of average loans and leases. In 2001, Huntington exited the sub-prime automobile and truck and equipment lending business and at that time established reserves to cover the inherent losses in these portfolios and against which future loan losses would be charged. Net charge-offs excluding these exited businesses were $31.2 million, down from $39.2 million, or an annualized 0.92% of average loans and leases, in the same quarter last year, and down significantly from $81.3 million, or an annualized 1.80% of average loans and leases, in the fourth quarter 2002. Huntington initiated two credit actions associated with commercial and commercial real estate loans in the fourth quarter 2002. The first was the sale of $47.2 million in non-performing assets with $21.4 million of related charge-offs. The second action was the full charge-off of a $29.9 million credit exposure to a single health care finance company. This credit was identified as a non-performing loan and subsequently charged-off, all within the fourth quarter of 2002. These credit actions had no earnings impact, as existing loss reserve levels were sufficient to absorb the combined $51.3 million in charge-offs. Table 7 reflects net charge-offs and annualized charge-offs as a percent of average loans and leases by type of loan:

--------------------------------------------------------------------------------
TABLE 7 - NET LOAN AND LEASE CHARGE-OFFS


                                                  2003                            2002
                                                 -------      ----------------------------------------------
(in thousands)                                    FIRST       FOURTH        THIRD       SECOND        FIRST
------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS
---------------
Commercial                                       $14,942      $59,725      $16,808      $21,468      $19,527
Commercial real estate                               546        7,536        4,085        2,037        3,983
                                                 -------      -------      -------      -------      -------
   Total commercial and
      commercial real estate                      15,488       67,261       20,893       23,505       23,510
                                                 -------      -------      -------      -------      -------
Consumer
   Automobile loans                                9,268        8,778        6,869        5,733       10,217
   Automobile direct financing leases                920          730          202          498           --
   Home equity loans                               4,053        3,526        2,934        3,096        3,950
   Residential mortgage                              145           72          123          555          122
   Other loans                                     1,330          967          907        1,225        1,425
                                                 -------      -------      -------      -------      -------
      Total consumer                              15,716       14,073       11,035       11,107       15,714
                                                 -------      -------      -------      -------      -------
Total net charge-offs, excluding exited
   businesses                                     31,204       81,334       31,928       34,612       39,224
Net charge-offs related to exited businesses       1,632        1,824        1,857        2,385        3,748
                                                 -------      -------      -------      -------      -------
TOTAL NET CHARGE-OFFS                            $32,836      $83,158      $33,785      $36,997      $42,972
                                                 =======      =======      =======      =======      =======

ANNUALIZED NET CHARGE-OFFS AS A % OF AVERAGE LOANS AND LEASES
-------------------------------------------------------------

Commercial                                          1.06%        4.30%        1.21%        1.53%        1.31%
Commercial real estate                              0.06         0.82         0.45         0.23         0.44
                                                 -------      -------      -------      -------      -------
   Total commercial and
      commercial real estate                        0.66         2.92         0.91         1.04         0.98
                                                 -------      -------      -------      -------      -------

Consumer
   Automobile loans                                 1.20         1.19         0.99         0.89         1.55
   Automobile direct financing leases               0.33         0.38         0.17         1.21           --
   Home equity loans & lines of credit              0.50         0.45         0.38         0.43         0.50
   Residential mortgage                             0.03         0.02         0.03         0.16         0.04
   Other loans                                      1.39         0.98         0.91         1.22         1.23
                                                 -------      -------      -------      -------      -------
      Total consumer                                0.66         0.63         0.54         0.61         0.85
                                                 -------      -------      -------      -------      -------
Total net charge-offs, excluding exited
  businesses                                        0.66         1.80         0.74         0.84         0.92
                                                 -------      -------      -------      -------      -------

ANNUALIZED NET CHARGE-OFFS AS A %
  OF AVERAGE LOANS AND LEASES                       0.69%        1.83%        0.78%        0.90%        1.00%
                                                 =======      =======      =======      =======      =======

        Economic activity has remained sluggish and the uncertainty about the future level of activity has increased recently. Nevertheless, and though net charge-offs are expected to be higher in the 2003 second quarter than the first quarter's annualized 0.69% level of average loans, 2003 full-year net charge-offs are still expected to be in the 0.65%-0.75% range.

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

   Table 8 summarizes NPAs at the end of each of the recent five quarters in addition to 90 day past due information:
--------------------------------------------------------------------------------
TABLE 8 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES

                                                      2003                                2002
                                                     ------        -------------------------------------------------
(in thousands)                                       FIRST         FOURTH        THIRD         SECOND         FIRST
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases:
   Commercial                                       $ 94,754      $ 91,861      $147,392      $156,252      $162,959
   Commercial real estate                             22,585        26,765        47,537        45,795        43,295
   Residential mortgage                                9,302         9,443         8,488         8,776        11,896
                                                    --------      --------      --------      --------      --------
Total Nonaccrual Loans and Leases                    126,641       128,069       203,417       210,823       218,150
Renegotiated loans                                        --            --            37         1,268         1,268
                                                    --------      --------      --------      --------      --------
TOTAL NON-PERFORMING LOANS AND LEASES                126,641       128,069       203,454       212,091       219,418
Other real estate, net                                14,084         8,654        10,675        11,146         6,112
                                                    --------      --------      --------      --------      --------
TOTAL NON-PERFORMING ASSETS                         $140,725      $136,723      $214,129      $223,237      $225,530
                                                    ========      ========      ========      ========      ========
Non-performing loans and leases as a % of
  total loans and leases                                0.67%         0.69%         1.14%         1.26%         1.35%
Non-performing assets as a % of
   total loans and leases and other real estate         0.74%         0.74%         1.20%         1.33%         1.39%
ACCRUING LOANS AND LEASES
  PAST DUE 90 DAYS OR MORE                          $ 57,241      $ 61,526      $ 57,337      $ 47,663      $ 51,446
                                                    ========      ========      ========      ========      ========

        Total NPAs were $140.7 million at March 31, 2003, up slightly from $136.7 million at the end of 2002, but down significantly from $225.5 million at the end of the first quarter last year. The overall decrease in NPAs from a year ago was primarily due to the sale of NPAs that occurred in the fourth quarter 2002. NPAs as a percent of total loans and leases and other real estate were 0.74% at March 31, 2003 and December 31, 2002, compared with 1.39% a year ago.

        Loans and leases past due ninety days or more and still accruing interest at the end of the first quarter of 2003 and 2002 were $58.2 million and $51.4 million, respectively. These past due loans and leases represented 0.30% and 0.32% of total loans and leases at the end of the first quarter of 2003 and 2002, respectively. At December 31, 2002, these loans and leases amounted to $61.5 million and represented 0.33% of total loans and leases. Table 9 reflects the change in NPAs for the recent five quarters:

--------------------------------------------------------------------------------
TABLE 9 - NON-PERFORMING ASSET ACTIVITY

                                  2003                                 2002
                                 ------         -----------------------------------------------------
(in thousands)                   FIRST          FOURTH         THIRD         SECOND          FIRST
-----------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD            $ 136,723      $ 214,129      $ 223,237      $ 225,530      $ 227,493
New non-performing assets         48,359         65,506         47,275         73,002         74,446
Returns to accruing status        (5,993)       (12,658)          (380)          (337)        (3,749)
Loan and lease losses            (17,954)       (72,767)       (25,480)       (28,297)       (26,072)
Payments                         (15,440)       (28,500)       (26,308)       (44,303)       (37,663)
Sales                             (4,970)       (28,987)        (4,215)        (2,358)        (8,925)
                               ---------      ---------      ---------      ---------      ---------
END OF PERIOD                  $ 140,725      $ 136,723      $ 214,129      $ 223,237      $ 225,530
                               =========      =========      =========      =========      =========

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

ALLOWANCE FOR LOAN AND LEASE LOSSES
        The ALLL was $337.0 million at March 31, 2003, down from $340.9 million at the end of the first quarter of 2002, but relatively unchanged from the $336.6 million at December 31, 2002. The ALLL represented 1.78% of total loans and leases at March 31, 2003, 1.81% at December 31, 2002, and 2.10% at the end of the first quarter last year. The period-end ALLL was 239% of NPAs at March 31, 2003, compared with 151% a year ago and 246% at December 31, 2002.

        Table 10 reflects the activity in the ALLL for the recent five quarters. The $3.0 million allowance of sold loans in the 2003 first quarter related to the $556 million of automobile loans sold in that quarter, with the $22.3 million of ALLL sold in the year-ago quarter reflecting the $2.5 billion of loans sold in connection with the sale of the Florida banking operations.

--------------------------------------------------------------------------------
TABLE 10 - ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS

                                                2003                                    2002
                                              --------        ---------------------------------------------------------
(in thousands)                                  FIRST          FOURTH           THIRD           SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE LOSSES,
   BEGINNING OF PERIOD                        $ 336,648       $ 371,033       $ 351,696       $ 340,851       $ 369,332
Loan and lease losses                           (40,265)        (93,890)        (43,748)        (45,728)        (50,986)
Recoveries                                        7,429          10,732           9,963           8,731           8,014
                                              ---------       ---------       ---------       ---------       ---------
   Net loan and lease losses                    (32,836)        (83,158)        (33,785)        (36,997)        (42,972)
                                              ---------       ---------       ---------       ---------       ---------
Provision for loan and lease losses              36,844          51,236          54,304          49,876          39,010
Allowance of (sold) purchased loans              (2,981)             --           1,264              --         (22,297)
Allowance of securitized loans                     (658)         (2,463)         (2,446)         (2,034)         (2,222)
                                              ---------       ---------       ---------       ---------       ---------
ALLOWANCE FOR LOAN AND LEASE LOSSES,
   END OF PERIOD                              $ 337,017       $ 336,648       $ 371,033       $ 351,696       $ 340,851
                                              =========       =========       =========       =========       =========
Allowance for loan and lease losses as
   a % of total loans and leases                   1.78%           1.81%           2.08%           2.10%           2.10%
Allowance for loan and lease losses as
   a % of non-performing loans and leases         266.1%          262.9%          182.4%          165.8%          155.3%
Allowance for loan and lease losses as
   a % of non-performing assets                   239.5%          246.2%          173.3%          157.5%          151.1%

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

         When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model parallel shifts in the yield curve resulting in a gradual 200 basis point increase/decrease in rates over the next twelve-month period. At December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was reported because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At March 31, 2003, that scenario modeled net interest income by approximately 0.7% lower than the internal forecast of net interest income over the same time period using the current level of forward rates, which remained relatively unchanged from the negative impact to net interest income generated by the same 200 basis point scenario at the end of 2002. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

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

         The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At March 31, 2003, the model indicated that such an increase in rates would be expected to reduce the EVE by approximately 2.7% and compares with an estimated negative impact of approximately 3.8% at December 31, 2002.

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

         Deposits are Huntington's primary source of funding, of which 87% were provided by the Regional Banking segment. Table 11 details the types and sources of deposits by business segment at March 31, 2003, and compares these balances by type and source to balances at December 31, 2002 and March 31, 2002:


-------------------------------------------------------------------------------
TABLE 11 - DEPOSIT LIABILITIES


(in millions of dollars)                          MARCH 31, 2003             DECEMBER 31, 2002          MARCH 31, 2002
-----------------------------------------------------------------------   -----------------------   -----------------------
BY TYPE                                       BALANCE           %           BALANCE         %         BALANCE         %
---------------------------------------------------------------------------------------------------------------------------
Demand deposits
     Non-interest bearing                        $ 2,971          16.8         $ 3,074      17.6         $ 2,857      17.6
     Interest bearing                              5,850          33.1           5,374      30.7           4,747      29.2
Savings deposits                                   2,981          16.9           2,851      16.3           2,896      17.8
Other domestic time deposits                       3,523          19.9           3,956      22.6           4,180      25.7
                                                --------       -------        ---------   ------        --------    -------
     Total Core Deposits                          15,325          86.7          15,255      87.2          14,680      90.3
                                                --------       -------        ---------   ------        --------    -------
Domestic time deposits of
   $100,000 or more                                  798           4.5             732       4.2             896       5.5
Brokered and negotiable CDs                        1,208           6.8           1,093       6.2             451       2.8
Foreign time deposits                                358           2.0             419       2.4             240       1.4
                                                --------       -------        ---------   ------        --------    -------
     TOTAL DEPOSITS                              $17,689         100.0        $ 17,499     100.0        $ 16,267     100.0
                                                ========       =======        =========   ======        ========    =======

BY BUSINESS SEGMENT
------------------------------------------
Regional Banking
   Central Ohio / West Virginia                  $ 5,386          30.4         $ 5,361      30.6         $ 5,453      33.5
   Northern Ohio                                   3,536          20.0           3,602      20.6           3,265      20.1
   Southern Ohio / Kentucky                        1,337           7.6           1,365       7.8           1,336       8.2
   West Michigan                                   2,513          14.2           2,402      13.7           2,510      15.4
   East Michigan                                   2,008          11.4           1,962      11.2           1,909      11.7
   Indiana                                           623           3.5             613       3.5             563       3.5
                                                --------       -------        ---------   ------        --------    -------
      Total Regional Banking                      15,403          87.1          15,305      87.4          15,036      92.4
                                                --------       -------        ---------   ------        --------    -------
Dealer Sales                                          67           0.4              59       0.3              51       0.3
Private Financial Group                              959           5.4             924       5.3             727       4.5
Treasury / Other                                   1,260           7.1           1,211       7.0             453       2.8
                                                --------       -------        ---------   ------        --------    -------
TOTAL DEPOSITS                                   $17,689         100.0        $ 17,499     100.0        $ 16,267     100.0
                                                ========       =======        =========   ======        ========    =======






         Core deposits, which include non-interest bearing and interest bearing demand deposits, savings accounts, and other domestic time deposits, including certificates of deposit under $100,000 and IRAs, satisfy approximately 70% of Huntington's funding needs. Sources of wholesale funding include Federal funds purchased, securities sold under repurchase agreement, brokered CDs, and medium- and long-term debt. Wholesale funding activities are governed by the Bank's ALCO, which establishes policies and guidelines to diversify funding sources and avoid borrowing concentrations from any one market source.

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

CAPITAL

         Capital is managed at each legal subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington places significant emphasis on the maintenance of strong capital, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and return to shareholders.

         Shareholder's equity declined $34 million during the first quarter of 2003 from the end of 2002, and $201 million from March 31, 2002. The primary driver of these declines was the repurchase of common shares.

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

         The ratio of average equity to average assets in the first quarter of 2003 was 7.90% versus 8.71% last year. Tangible period-end equity to period-end assets, which excludes intangible assets, was 7.01% at the end of March 2003, down significantly from 8.77% a year earlier. The high year-ago tangible equity to asset ratio in the year-ago quarter reflected the capital generated from the sale of the Florida operations. The decline in the tangible equity to asset ratio from the year-ago quarter reflected the subsequent share repurchase program activity. Given the current asset mix and risk profile, management has a longer-term targeted tangible equity to asset ratio of 7.00%.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, risk-adjusted assets, and its tangible equity to assets ratio for the recent five quarters are shown in Table 12:



-------------------------------------------------------------------------------
TABLE 12 - END OF PERIOD CAPITAL DATA


                                                        2003                                 2002
-----------------------------------------------------------------   ---------------------------------------------------------
(in millions)                                          FIRST           FOURTH         THIRD         SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------------
Total risk-adjusted assets                              $ 27,437        $ 27,132       $ 26,226      $ 25,200       $ 24,826

Tier 1 risk-based capital ratio                            8.13%           8.32%          8.82%         9.42%         10.00%
Total risk-based capital ratio                            11.00%          11.22%         11.78%        12.46%         13.15%
Tier 1 leverage ratio                                      8.22%           8.48%          9.05%         9.60%          9.45%

Tangible equity / asset ratio                              7.01%           7.22%          7.64%         8.17%          8.77%



         As Huntington is supervised and regulated by the Federal Reserve, the Bank is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the established minimum levels.

         Table 13 details the cash dividends that were declared in the first quarter 2003 and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes):


-------------------------------------------------------------------------------
TABLE 13 - QUARTERLY STOCK SUMMARY


                                                2003                                    2002
---------------------------------------------------------   --------------------------------------------------------------
                                               First           Fourth           Third           Second           First
--------------------------------------------------------------------------------------------------------------------------
High                                         $   19.800       $   19.980       $   20.430      $    21.770      $   20.310
Low                                              17.780           16.160           16.000           18.590          16.660
Close                                            18.590           18.710           18.190           19.420          19.700
Average daily closing price                      18.876           18.769           19.142           20.089          18.332
Cash dividends declared                      $     0.16       $     0.16       $     0.16      $      0.16      $     0.16



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

         See Operating Basis discussion on page 41, and Tables 18 and 19 for further discussion, as well as Note 11 beginning on page 16 for a reconciliation of line of business results on an operating basis, to a GAAP basis.

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



------------------------------------------------------------------------------
TABLE 14 - REGIONAL BANKING


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           -------------------------------
(in thousands of dollars)                                                                       2003            2002
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                        $     144,153    $     139,088
Provision for loan and lease losses                                                               23,541           23,276
Non-interest income                                                                               71,596           65,642
Non-interest expense                                                                             138,040          125,054
                                                                                           -------------    --------------
     Income before taxes                                                                          54,168           56,400
Income taxes                                                                                      18,959           19,831
                                                                                           -------------    --------------
Operating earnings                                                                         $      35,209     $     36,569
                                                                                           =============    ==============


         Regional Banking operating earnings in the first quarter of 2003 were $35.2 million, compared with $36.7 million for the same quarter a year ago. Increased revenue resulting from balance sheet growth and fee-based revenue was more than offset by higher expenses.

         Net interest income was up $5.1 million, or 4%. The improvement in 2003 net interest income was attributed to a 8% growth in loans and leases, and a 5% increase in deposits.

         The average loan and lease balances increase of 8% in 2003 reflected an increase in consumer loans of 25%, which was partially offset by a 4% decline in commercial average balances. Average residential mortgage loans and home equity loans and lines of credit increased 65% and 16%, respectively, from the year-ago quarter, reflecting strong growth in the mortgage refinance business. Average total deposits were up $702 million in the current quarter, or 3%, from the 2002 first quarter.

         The provision for loan and lease losses for the first quarter of 2003 increased $0.3 million, or 1%, over the same quarter last year. This increase reflected loan growth, which was partially offset by a decline in net charge-offs. Net charge-offs in the first quarter of 2003 were $20.4 million compared to $18.6 million for the prior year's first quarter.

         Non-interest income for the recent three months was up $6.0 million, or 9%, from the first quarter of last year. Increased fee-based revenue was driven by deposit service charges, electronic banking, and partnership fee sharing revenue. These increases were partially offset by declines in mortgage banking income attributed to higher amortization of mortgage servicing rights, and lower standby letters of credit fee income. The decline in standby letters of credit was due to the adoption of FIN 45.

         Non-interest expense for the 2003 first quarter increased $13.0 million, or 10%, from the 2002 first quarter. This increase was driven primarily by higher salaries and benefits, occupancy, and equipment expenses. Increased salaries and benefits reflect investment in the line's management team and increases in performance-based incentive compensation. Partially offsetting these increases were decreases in marketing and a 33% decline in operating losses.

         Regional Banking contributed 45% of total revenues and 50% of operating earnings in the first quarter of 2003 and represented 51% of total assets and 87% of total deposits at March 31, 2003.

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

-------------------------------------------------------------------------------
TABLE 15 - DEALER SALES


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          -------------------------------
(in thousands of dollars)                                                                       2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                          $     15,621     $   (8,732)
Provision for loan and lease losses                                                                11,385          8,961
Non-interest income                                                                               158,410        181,190
Non-interest expense                                                                              133,218        160,385
                                                                                             ------------     -----------
     Income before taxes                                                                           29,428          3,112
Income taxes                                                                                       10,300          1,089
                                                                                             ------------     -----------
Operating earnings                                                                               $ 19,128      $   2,023
                                                                                             ============     ===========


         Dealer Sales operating earnings were $19.1 million in the first quarter of 2003, compared to $2.0 million for the year-ago quarter. This increase was attributed to growth in the auto loan and lease portfolios.

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

         Dealer Sales increased its loan and lease average outstandings from $3.2 billion in the first quarter of 2002 to $4.8 billion in the first quarter of 2003, reflecting higher loan and direct financing lease origination volume that totaled $1.0 billion in the 2003 first quarter compared with $0.5 billion for the same period a year ago. Over the same period, operating lease assets declined from $3.0 billion to $2.1 billion.

         Huntington purchases insurance to cover the possibility that it will not be able to recover its anticipated residual value of its automobiles leased to customers, which is a component of the total automobile lease balance. Its purchased policies cover, for each leased automobile, declines in the Black Book value from the date of sale. This insurance, however, does not cover losses arising when the proceeds from selling the automobile are less than Black Book valuation. These losses typically arise when the automobile has excess wear and tear and/or excess mileage that are not reimbursed by the lessee. For leases that are accounted for as direct financing leases, Huntington maintains a valuation reserve for future expected losses, based on its evaluation of several factors, including vehicle type, lease terms, used automobile market conditions, new product offerings, expected leased vehicle return rates, and historical experience. Beginning in the first quarter of 2003, Huntington estimated the level of the reserve on direct financing leases by discounting future expected losses from the portfolio. Estimates of the required reserve level prior to 2003 did not discount future expected losses. The valuation reserve on direct financing leases totaled $1.7 million and $1.4 million at March 31, 2003 and December 31, 2002, respectively. For leases that are accounted for as operating leases, Huntington prospectively increases the depreciation of the asset to its expected realizable value at the end of the lease.

         Dealer Sales contributed 38% of total revenue and 3% of operating earnings and represented 25% of total assets at March 31, 2003.

PRIVATE FINANCIAL GROUP (PFG)
         PFG provides products and services designed to meet the needs of Huntington's higher wealth customers. Revenue is derived through the sale of personal trust, asset management, investment advisory, brokerage, insurance, and deposit and loan products and services. Revenue and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral.


--------------------------------------------------------------------------------
TABLE 16 - PRIVATE FINANCIAL GROUP


                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                             ----------------------------
(in thousands of dollars)                                                                       2003            2002
-------------------------------------------------------------------------------------------------------------------------

Net interest income                                                                           $     9,518     $    7,777
Provision for loan and lease losses                                                                 1,912          1,587
Non-interest income                                                                                27,210         30,036
Non-interest expense                                                                               26,616         24,200
                                                                                              -----------     -----------
     Income before taxes                                                                            8,200         12,026
Income taxes                                                                                        2,870          4,329
                                                                                              -----------     -----------
Operating earnings                                                                                $ 5,330        $ 7,697
                                                                                              ===========     ===========




         PFG operating earnings in the first quarter of 2003 were $5.3 million, which represented a 31% decline from the first quarter of 2002.

         Net interest income increased $1.7 million, or 22%, from the year-ago quarter as average loan balances increased 40%, to $1.1 billion, and average deposit balances increased 24% to $925 million. Most of the loan growth occurred in personal credit lines and residential real estate loans largely due to the favorable interest rate environment. Most of the deposit growth occurred in the personal management accounts, which resulted from a combination of new business and a customer shift in sweep options from the Huntington Funds money market funds to money market deposit accounts, and growth in the premier money market account due to favorable rate offerings. The significant growth in loans more than offset margin erosion from declining market interest rates.

         Provision for loan losses was $1.9 million for the current quarter compared with $1.6 million for the same period a year ago. Net charge-offs were $0.5 million for the first three months of 2003 versus no net charge-offs for last year's first quarter.

         Non-interest income decreased $2.8 million, or 9%, from the year-ago quarter. However, after revenue sharing, there was $0.9 million higher brokerage revenue and $0.3 million higher insurance revenue. Before revenue sharing, total brokerage revenue increased by $1.9 million, or 20%, as a result of record annuity sales of $174 million in the 2003 first quarter. The increase in insurance revenue resulted mainly from an increase in title insurance revenue reflective of increased customer mortgage loan refinancing. Trust revenue decreased $0.2 million, or 1%, reflecting revenue resulting from the Haberer acquisition in the year-ago second quarter, mostly offset by a 5% revenue decline due to reduced asset values reflective of the stock market decline.

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

         PFG contributed 8% of total revenues and 11% of operating earnings in the first quarter of 2003 and represented 5% of both total assets and total deposits at March 31, 2003.

TREASURY / OTHER
         The Treasury / Other segment includes assets, liabilities, equity, revenue, and expense not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk including the net impact of derivatives used to hedge interest rate sensitivity. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management. Additionally, amortization expense of intangible assets and gains or losses not allocated to other business segments are also a component.
--------------------------------------------------------------------------------

TABLE 17- TREASURY / OTHER


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ------------------------------
(in thousands of dollars)                                                                        2003            2002
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                            $   32,467       $  31,012
Provision for loan and lease losses                                                                     6             ---
Non-interest income                                                                                15,708          12,562
Non-interest expense                                                                               18,605          17,438
                                                                                               -----------      ----------
     Income before taxes                                                                           29,564          26,136
Income taxes                                                                                       (1,849)           (204)
                                                                                               -----------      ----------
Operating earnings                                                                             $   31,413       $  26,340
                                                                                               ===========      ==========

         Treasury / Other's operating earnings were $31.4 million in the first quarter of 2003, up from last year's first quarter of $26.3 million. Net interest income rose $1.5 million largely due to offsetting items within Treasury. Declining interest rates caused a substantial decline in the cost of funds charged on loans and leases and investments, which was offset by a corresponding decline in the funding credit paid to deposit providers, most notably Regional Banking. A one-time transfer pricing charge was made to the indirect auto line of business for the early termination of funding related to the aforementioned March 2003 sale of automobile loans.

         Non-interest income for 2003 first quarter was $15.7 million compared with $12.6 million for the same period last year. Non-interest expense for the current quarter increased $1.2 million from the 2002 first quarter.

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

OPERATING BASIS - 2002 FIRST QUARTER RECONCILIATION TO GAAP RESULTS

         Results in the 2002 first quarter were impacted by a number of items related to Huntington's strategic initiatives announced in July 2001, primarily the plan to sell the Florida banking and insurance operations. The sale of the Florida banking operations, which included 143 banking offices, 456 ATMs and $2.5 billion in loans and other tangible assets and $4.8 billion in deposits and other liabilities, was completed on February 15, 2002. The year-ago quarter's results included a gain from the sale of the Florida banking operations, operating results from the Florida banking operations through its sale in mid-February, as well as restructuring charges. The sale of the J. Rolfe Davis Insurance Agency, Inc., Huntington's Florida-based insurance operations, was completed on July 2, 2002. As such, the year-ago quarter represented the last full quarter's worth of non-interest income and non-interest expense associated with this business. The financial impact on 2002 first quarter results included:

         -        Items related to the sold Florida banking operations

                           $182.5 million pre-tax gain ($61.4 million after tax, or $0.24 per common share) from the sale

                           $3.2 million pre-tax loss from operations ($2.1 million after tax loss, or $0.01 loss per common share)

                           $1.4 billion reduction in average loans in the quarter from the loans sold

                           $2.4 billion reduction in average deposits in the quarter from the deposits sold

         -        Items related to the sold Florida insurance operations

                           $3.5 million pre-tax of non-interest income

                           $2.6 million pre-tax of non-interest expense

         - $56.2 million pre-tax ($36.5 million after tax, or $0.14 per common share) in restructuring charges


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

         Please refer to Table 18 for a reconciliation of 2002 first quarter performance on a GAAP basis to an operating basis for selected income statement data and performance ratios, and to Table 19 for a similar reconciliation for selected average balance sheet items. Also, please refer to Huntington's Amendment No. 2 to its Form 10-K/A filed on November 14, 2003, for further detailed discussion of the impact of the 2001 strategic refocusing plan.

TABLE 18 - SELECTED 2002 FIRST QUARTER INCOME STATEMENT DATA - RECONCILIATION
           OF GAAP TO OPERATING BASIS - RESTATED






(in thousands, except per share amounts)                                THREE MONTHS ENDED MARCH 31, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                    SOLD FLORIDA
                                                           GAAP                     OPERATIONS &              OPERATING
                                                           BASIS                    OTHER ITEMS (1)             BASIS
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                     $ 178,869                     $    9,724            $   169,145
Provision for loan and lease losses                        39,010                          5,186                 33,824
                                                        ---------                     ----------            -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN AND LEASE LOSSES                               139,859                          4,538                135,321
                                                        ---------                     ----------            -----------
Operating lease income                                    176,034                            ---                176,034
Service charges on deposit accounts                        38,815                          4,248                 34,567
Brokerage and insurance income                             17,605                          4,205                 13,400
Trust services                                             15,501                            405                 15,096
Mortgage banking                                           16,074                            (79)                16,153
Bank Owned Life Insurance income                           10,956                            ---                 10,956
Other service charges and fees                             10,632                          1,514                  9,118
Gain on sale of Florida operations                        182,470                        182,470                    ---
Securities gains                                              457                            ---                    457
Other                                                      13,989                            340                 13,649
                                                        ---------                     ----------            -----------
TOTAL NON-INTEREST INCOME                                 482,533                        193,103                289,430
                                                        ---------                     ----------            -----------
Operating lease expense                                   140,785                            ---                140,785
Personnel costs                                           108,029                          9,965                 98,064
Net occupancy                                              16,989                          2,468                 14,521
Outside data processing and other services                 18,439                          1,342                 17,097
Equipment                                                  16,949                          1,367                 15,582
Marketing                                                   7,003                           (171)                 7,174
Professional services                                       6,430                            159                  6,271
Telecommunications                                          6,018                            736                  5,282
Printing and supplies                                       3,837                            318                  3,519
Restructuring charges                                      56,184                         56,184                    ---
Other                                                      20,933                          2,151                 18,782
                                                        ---------                     ----------            -----------
TOTAL NON-INTEREST EXPENSE                                401,596                         74,519                327,077
                                                        ---------                     ----------            -----------
INCOME BEFORE INCOME TAXES                                220,796                        123,122                 97,674
Income taxes                                              125,321                        100,276                 25,045
                                                        ---------                     ----------            -----------
NET INCOME                                               $ 95,475                       $ 22,846               $ 72,629
                                                        =========                     ==========            ===========
NET INCOME PER COMMON SHARE - DILUTED                       $0.38                          $0.09                  $0.29
Return on average total assets                               1.46 %                                                1.19 %
Return on average total shareholders' equity                 16.8                                                  12.8
Net interest margin (2)                                      3.53                                                  3.58
Efficiency ratio (3)                                         71.7                                                  71.2
Effective tax rate                                           56.8                                                  25.6

Net Interest Income                                     $ 178,869                        $ 9,724              $ 169,145
Tax Equivalent Adjustment (2)                               1,169                            ---                  1,169
                                                        ---------                     ----------            -----------
Net Interest Income - FTE                                 180,038                          9,724                170,314
Non-Interest Income                                       482,533                        193,103                289,430
                                                        ---------                     ----------            -----------
TOTAL REVENUE - FTE                                     $ 662,571                      $ 202,827              $ 459,744
                                                        =========                     ==========            ===========
TOTAL REVENUE - FTE EXCLUDING SECURITIES GAINS          $ 662,114                      $ 202,827              $ 459,287
                                                        =========                     ==========            ===========





(1) See "Operating Basis - 2002 First Quarter Reconciliation to GAAP Results" discussion on page 41 for details.

(2) Calculated assuming a 35% tax rate.

(3) Non-interest expense excluding restructuring charges, divided by fully taxable equivalent revenue less securities gains and significant non-operating gains.

TABLE 19 - SELECTED 2002 FIRST QUARTER AVERAGE BALANCE SHEET DATA -
           RECONCILIATION OF GAAP TO OPERATING BASIS - RESTATED


-------------------------------------------------------------------------------------------------------------------------------
(in millions)                                                                  THREE MONTHS ENDED MARCH 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   SOLD FLORIDA
                                                                                   OPERATIONS &                      OPERATING
                                                                GAAP BASIS         OTHER ITEMS (1)                     BASIS
-------------------------------------------------------------------------------------------------------------------------------
SELECTED ASSETS
Interest bearing deposits in banks                            $      34             $       ---                     $       34
Trading account securities                                            5                     ---                              5
Federal funds sold and securities purchased
  under resale agreements                                            62                     ---                             62
Mortgages held for sale                                             381                     ---                            381
Securities:
      Taxable                                                     2,713                     ---                          2,713
      Tax exempt                                                    101                      (1)                           102
                                                              ---------             -----------                     ----------
           TOTAL SECURITIES                                       2,814                      (1)                         2,815
                                                              ---------             -----------                     ----------
Loans and leases:
     Commercial                                                   6,047                     383                          5,664
     Real Estate
          Construction                                            1,290                      49                          1,241
          Commercial                                              2,363                     168                          2,195
                                                              ---------             -----------                     ----------
               Total commercial real estate                       3,653                     217                          3,436
     Consumer
           Automobile loans and leases                            2,792                     170                          2,622
           Home equity                                            3,206                     421                          2,785
           Residential mortgage                                   1,180                     117                          1,063
           Other loans                                              483                      57                            426
                                                              ---------             -----------                     ----------
           Total Consumer                                         7,661                     765                          6,896
                                                              ---------             -----------                     ----------
TOTAL LOANS AND LEASES                                           17,361                   1,365                         15,996
                                                              ---------             -----------                     ----------
ALLOWANCE FOR LOAN AND LEASE LOSSES                                 371                      11                            360
                                                              ---------             -----------                     ----------
Net loans and leases                                             16,990                   1,354                         15,636
                                                              ---------             -----------                     ----------
TOTAL EARNING ASSETS                                             20,657                   1,364                         19,293
                                                              ---------             -----------                     ----------
Operating lease assets                                            2,976                   1,364                          2,976

DEPOSITS
Core deposits
     Non-interest bearing deposits                                3,041                     303                          2,738
     Interest bearing demand deposits                             5,148                     786                          4,362
     Savings deposits                                             3,097                     267                          2,830
     Other domestic time deposits                                 5,015                     918                          4,097
                                                              ---------             -----------                     ----------
          TOTAL CORE DEPOSITS                                    16,301                   2,274                         14,027
                                                              ---------             -----------                     ----------
Domestic time deposits of $100,000 or more                        1,052                      93                            959
Brokered time deposits and negotiable CDs                           302                     ---                            302
Foreign time deposits                                               270                       2                            268
                                                              ---------             -----------                     ----------
     TOTAL DEPOSITS                                           $  17,925             $     2,369                     $   15,556
                                                              ---------             -----------                     ----------

(1) See "Operating Basis - 2002 First Quarter Reconciliation to GAAP Results" discussion on page 41 for details.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures for the current period are found beginning on page 29 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Amendment No. 2 to its Form 10-K/A.


ITEM 4.  CONTROLS AND PROCEDURES

     HBI's management, with the participation of its Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of HBI's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, HBI's CEO and CFO have concluded that, as of the end of such period, HBI's disclosure controls and procedures are effective.

     There have not been any changes in HBI's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, HBI's internal control over financial reporting.

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

                  10.      Material contracts:

                           (a)* Amended and Restated Executive Deferred Compensation Plan for Huntington Bancshares Incorporated previously filed on Form 10-Q for March 31, 2003 and is incorporated herein by reference.

                  12.      Earnings to Fixed Charges

                  31.1     Certification - Chief Executive Officer

                  31.2     Certification - Chief Financial Officer

                  32.1     Section 1350 Certification - Chief Executive Officer

                  32.2     Section 1350 Certification - Chief Financial Officer

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



                       Huntington Bancshares Incorporated
                                  (Registrant)




Date:    November 14, 2003     /s/ Thomas E. Hoaglin
                               --------------------------------------------
                                   Thomas E. Hoaglin
                                   Chairman, Chief Executive Officer and
                                   President




Date:    November 14, 2003     /s/ Michael J. McMennamin
                               ---------------------------------------------
                                   Michael J. McMennamin
                                   Vice Chairman, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)