Form 10-Q/A
period 2003-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2003-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                         (AMENDMENT NO. 2 TO FORM 10-Q)

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

                       HUNTINGTON BANCSHARES INCORPORATED

                                INTRODUCTORY NOTE

     Huntington Bancshares Incorporated (Huntington) originally filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, with the Securities and Exchange Commission (SEC) on August 14, 2003. Huntington filed Amendment No. 1 to its Quarterly Report on Form 10-Q/A (Amendment No. 1 to Form 10-Q/A) on August 18, 2003, to reflect proofreading changes inadvertently not made during the Edgarization process which were not detected prior to filing on August 14, 2003.

     This Amendment No. 2 to Quarterly Report on Form 10-Q/A (Amendment No. 2 to Form 10-Q/A) is being filed to correct and restate Huntington's consolidated financial statements at June 30, 2003 and 2002 and for the three and six months ended June 30, 2003 and 2002 to:

     - Apply, on a retroactive basis, deferral accounting for loan and lease origination fees and costs;

     - Correct an amount included in Amendment No. 1 to Form 10-Q/A related to the automobile debt cancellation product; and

     - Correct for certain timing errors related to income recognition on a 1998 sale-leaseback transaction, the recognition of a gain on an interest rate swap initiated in 1992 and sold in 2000, and the recognition of income on Bank Owned Life Insurance in 2001 and 2002.

     All of the above are described in more detail in Note 3, "Restatement of Results of Operations and Financial Condition," to Huntington's Consolidated Financial Statements and Supplementary Data included in Item 1 of this report. In addition, this Amendment No. 2 to Form 10-Q/A is being filed to amend:

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

     This Amendment No. 2 to Form 10-Q/A corrects and restates the original Quarterly Report on Form 10-Q, as amended by Amendment No. 1 to Form 10-Q/A, but continues to speak as of the date of the original filing of the Form 10-Q on August 14, 2003. Huntington has not updated the disclosure in this Amendment No. 2 to Form 10-Q/A to speak as of a later date. All information contained in this Amendment No. 2 to Form 10-Q/A is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the SEC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 2003 and 2002 and
            December 31, 2002                                                 4

          Consolidated Statements of Income -
            For the three and six months ended June 30, 2003 and 2002         5

          Consolidated Statements of Changes in Shareholders' Equity -
            For the six months ended June 30, 2003 and 2002                   6

          Consolidated Statements of Cash Flows - For the six months
            ended June 30, 2003 and 2002                                      7

          Notes to Unaudited Consolidated Financial Statements                8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         47

Item 4.   Controls and Procedures                                            47

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                47

Item 6.   Exhibits and Reports on Form 8-K                                   48

          Signatures                                                         50

PART 1. FINANCIAL INFORMATION
FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS - RESTATED

                                                                   JUNE 30,         December 31,         June 30,
(in thousands)                                                       2003              2002                2002
--------------------------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)                           (UNAUDITED)

ASSETS
Cash and due from banks                                          $  1,153,108       $    969,483       $    858,561
Federal funds sold and securities
     purchased under resale agreements                                 74,473             49,280             75,824
Interest bearing deposits in banks                                     44,906             37,300             28,385
Trading account securities                                             19,426                241             10,532
Loans held for sale                                                   713,722            528,379            190,724
Securities available for sale - at fair value                       3,702,761          3,403,369          3,006,273
Investment securities - fair value $6,780, $7,725,
     and $10,963, respectively                                          6,593              7,546             10,769
Total loans and direct financing leases                            19,059,533         18,587,403         16,767,447
     Less allowance for loan and lease losses                         340,947            336,648            351,696
--------------------------------------------------------------------------------------------------------------------
Net loans and direct financing leases                              18,718,586         18,250,755         16,415,751
--------------------------------------------------------------------------------------------------------------------
Operating lease assets                                              1,672,608          2,200,525          2,739,207
Bank owned life insurance                                             906,823            886,214            864,768
Premises and equipment                                                339,793            341,366            353,931
Goodwill and other intangible assets                                  218,080            218,567            210,685
Customers' acceptance liability                                         8,372             16,745             16,778
Accrued income and other assets                                       724,682            620,355            572,384
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 28,303,933       $ 27,530,125       $ 25,354,572
====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                   $ 18,371,359       $ 17,499,326       $ 16,861,100
Short-term borrowings                                                 918,771          2,141,016          1,814,275
Federal Home Loan Bank advances                                     1,273,000          1,013,000             13,000
Subordinated notes                                                    496,666            738,678            880,706
Other long-term debt                                                3,508,397          2,495,123          2,082,438
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company               300,000            300,000            300,000
Bank acceptances outstanding                                            8,372             16,745             16,778
Accrued expenses and other liabilities                              1,225,169          1,136,444          1,122,471
--------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                             26,101,734         25,340,332         23,090,768
--------------------------------------------------------------------------------------------------------------------

Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                             --                 --                 --
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255
          shares; outstanding 228,660,038, 232,878,851, and
          242,919,872 shares, respectively                          2,483,105          2,484,421          2,487,887
     Less 29,206,217, 24,987,404, and 14,946,383
          treasury shares, respectively                              (555,176)          (475,399)          (289,705)
     Accumulated other comprehensive income                            40,817             62,300             28,655
     Retained earnings                                                233,453            118,471             36,967
--------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                     2,202,199          2,189,793          2,263,804
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 28,303,933       $ 27,530,125       $ 25,354,572
====================================================================================================================


See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME - RESTATED
(UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                 2003           2002          2003            2002
------------------------------------------------------------------------------------------------------------
Interest and fee income
     Loans and leases                                 $ 266,369       $263,160      $ 537,348       $540,169
     Securities                                          42,033         44,424         84,111         89,205
     Other                                                8,923          3,499         15,880         10,211
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                   317,325        311,083        637,339        639,585
------------------------------------------------------------------------------------------------------------
     Deposits                                            76,383         93,759        156,093        202,589
     Short-term borrowings                                4,313          6,156          9,872         14,668
     Federal Home Loan Bank advances                      5,634            212         11,219            468
     Subordinated notes and other long-term debt
        including preferred capital securities           28,554         30,695         55,955         62,730
------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                  114,884        130,822        233,139        280,455
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                     202,441        180,261        404,200        359,130
Provision for loan and lease losses                      49,193         49,876         86,037         88,886
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                   153,248        130,385        318,163        270,244
------------------------------------------------------------------------------------------------------------
Operating lease income                                  128,574        171,617        266,767        347,651
Service charges on deposit accounts                      40,914         35,608         80,783         74,423
Trust services                                           15,580         16,247         30,491         31,748
Brokerage and insurance income                           14,196         16,899         29,693         34,504
Gains on sales of automobile loans                       13,496           --           23,751           --
Other service charges and fees                           11,372         10,529         21,710         21,161
Bank Owned Life Insurance income                         11,043         10,722         22,180         21,678
Mortgage banking                                          7,185          7,835         18,310         23,909
Gain on sale of Florida operations                         --             --             --          182,470
Securities gains                                          6,887            966          8,085          1,423
Other                                                    27,704         18,291         48,105         32,280
------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                               276,951        288,714        549,875        771,247
------------------------------------------------------------------------------------------------------------
Personnel costs                                         105,242         99,115        218,331        207,144
Operating lease expense                                 102,939        131,695        214,527        272,480
Equipment                                                16,341         16,659         32,753         33,608
Outside data processing and other services               16,104         16,592         32,683         35,031
Net occupancy                                            15,377         14,504         31,986         31,493
Professional services                                     9,872          7,864         19,157         14,294
Marketing                                                 8,454          7,231         15,080         14,234
Telecommunications                                        5,394          5,320         11,095         11,338
Printing and supplies                                     2,253          3,683          5,934          7,520
Restructuring (releases) charges                         (5,315)          --           (6,315)        56,184
Other                                                    20,372         21,083         37,281         42,016
------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                              297,033        323,746        612,512        725,342
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              133,166         95,353        255,526        316,149
Income taxes                                             36,676         24,375         67,306        149,696
------------------------------------------------------------------------------------------------------------
NET INCOME                                            $  96,490       $ 70,978      $ 188,220       $166,453
============================================================================================================

PER COMMON SHARE
   Net Income
      Basic                                           $    0.42       $   0.29      $    0.82       $   0.67
      Diluted                                         $    0.42       $   0.29      $    0.81       $   0.67

   Cash Dividends Declared                            $    0.16       $   0.16      $    0.32       $   0.32

  AVERAGE COMMON SHARES
          Basic                                         228,633        246,106        229,987        248,415
          Diluted                                       230,572        247,867        231,684        249,946

See notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          ACCUMULATED
                                                                                            OTHER
                                           COMMON STOCK              TREASURY STOCK      COMPREHENSIVE  RETAINED
                                       ---------------------     ----------------------     INCOME      EARNINGS
(in thousands)                          SHARES      AMOUNT        SHARES        AMOUNT      (LOSS)      (Deficit)       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Restated)   (Restated)
Six Months Ended June 30, 2002:
  Balance, beginning of period          257,866   $2,490,724      (6,672)     $(123,849)    $ 25,488    $(50,466)     $2,341,897
    Comprehensive Income:
    Net income                                                                                           166,453         166,453
    Unrealized net holding
      gains on securities
      available for sale
      arising during the period,
      net of reclassification
      adjustment for net gains
      included in net income                                                                   5,926                       5,926
    Unrealized losses on
      derivative instruments
      used in cash flow hedging
      relationships                                                                           (2,759)                     (2,759)
                                                                                                                      ----------
      Total comprehensive income                                                                                         169,620
                                                                                                                      ----------
    Stock issued for acquisition                                     203          3,952                                    3,952
    Cash dividends declared                                                                              (79,020)        (79,020)
    Stock options exercised                           (2,837)        312          5,365                                    2,528
    Treasury shares purchased                                     (8,789)      (175,173)                                (175,173)
---------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                  257,866   $2,487,887     (14,946)     $(289,705)    $ 28,655    $ 36,967      $2,263,804
=================================================================================================================================

SIX MONTHS ENDED JUNE 30, 2003:
  BALANCE, BEGINNING OF PERIOD          257,866   $2,484,421     (24,987)     $(475,399)    $ 62,300    $118,471      $2,189,793
    COMPREHENSIVE INCOME:
    NET INCOME                                                                                           188,220         188,220
    UNREALIZED NET HOLDING LOSSES
      ON SECURITIES AVAILABLE FOR
      SALE ARISING DURING THE PERIOD,
      NET OF RECLASSIFICATION
      ADJUSTMENT FOR NET
      GAINS INCLUDED IN NET INCOME                                                            (4,391)                     (4,391)
    UNREALIZED LOSSES ON DERIVATIVE
      INSTRUMENTS USED IN CASH FLOW
      HEDGING RELATIONSHIPS                                                                  (17,092)                    (17,092)
                                                                                                                      ----------
      TOTAL COMPREHENSIVE INCOME                                                                                         166,737
                                                                                                                      ----------
    CASH DIVIDENDS DECLARED                                                                              (73,238)        (73,238)
    STOCK OPTIONS EXERCISED                           (1,316)        118          1,902                                      586
    TREASURY SHARES PURCHASED                                     (4,300)       (81,061)                                 (81,061)
    OTHER                                                            (37)          (618)                                    (618)
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD                 257,866   $2,483,105     (29,206)     $(555,176)    $ 40,817    $233,453      $2,202,199
=================================================================================================================================


See notes to unaudited consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                                            2003               2002
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                     $   188,220       $   166,453
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Provision for loan and lease losses                                             86,037            88,886
      Depreciation on operating lease assets                                         187,914           243,614
      Other depreciation and amortization                                             42,209            30,382
      Deferred income tax expense                                                     31,479           238,325
      (Increase) decrease in trading account securities                              (19,185)            2,860
      (Increase) decrease in mortgages held for sale                                (185,343)          438,662
      Gains on sales of securities available for sale                                 (8,085)           (1,423)
      Gains on sales/securitizations of loans                                        (30,797)           (3,138)
      Gain on sale of Florida banking operations                                         --           (182,470)
      Restructuring (releases) charges                                                (6,315)           56,184
      Other, net                                                                     (68,002)         (333,085)
---------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                    218,132           745,250
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Increase in interest bearing deposits in banks                                      (7,606)           (7,180)
  Proceeds from:
    Maturities and calls of investment securities                                        954             1,548
    Maturities and calls of securities available for sale                            945,534           381,329
    Sales of securities available for sale                                           591,497           456,411
  Purchases of securities available for sale                                      (1,649,721)         (782,961)
  Proceeds from sales/securitizations of loans                                     1,390,378           226,707
  Net loan and lease originations, excluding sales                                (2,119,933)       (1,248,133)
  Net decrease (increase) in operating lease inventory                               340,003           (32,133)
  Proceeds from sale of premises and equipment                                         4,049            15,180
  Purchases of premises and equipment                                                (22,220)          (26,389)
  Proceeds from sales of other real estate                                             4,872             4,770
  Cash paid in purchase acquisition                                                       --            (4,026)
  Net cash paid related to sale of Florida banking operations                             --        (1,289,917)
---------------------------------------------------------------------------------------------------------------
        NET CASH USED FOR INVESTING ACTIVITIES                                      (522,193)       (2,304,794)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Increase in total deposits                                                         869,313         1,435,665
  (Decrease) increase in short-term borrowings                                    (1,222,245)          108,349
  Payment of subordinated notes                                                     (250,000)               --
  Proceeds from Federal Home Loan Bank advances                                      270,000                --
  Maturity of Federal Home Loan Bank advances                                        (10,000)           (4,000)
  Proceeds from long term debt                                                     1,235,000           675,000
  Maturity of long-term debt                                                        (225,000)         (690,000)
  Dividends paid on common stock                                                     (73,714)          (80,193)
  Repurchases of common stock                                                        (81,061)         (175,173)
  Net proceeds from issuance of common stock                                             586             2,528
---------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    512,879         1,272,176
---------------------------------------------------------------------------------------------------------------
        CHANGE IN CASH AND CASH EQUIVALENTS                                          208,818          (287,256)
        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,018,763         1,221,641
---------------------------------------------------------------------------------------------------------------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,227,581       $   934,385
===============================================================================================================

Supplemental disclosures:
  Income taxes paid                                                              $    65,859       $    20,136
  Interest paid                                                                      247,126           298,235
  Non-cash activities

    Mortgage loans securitized                                                       171,586              --
    Common stock dividends accrued not paid                                           27,932            39,040


See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's second amended 2002 Annual Report on Form 10-K/A, filed on November 14, 2003 (Amendment No. 2 to Form 10-K/A), which include descriptions of significant accounting policies as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

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

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB Opinion No. 25, which is the method currently used by Huntington. Huntington will adopt the fair value method of recording stock options under the transitional guidance of Statement No. 148. Huntington is currently evaluating which of the three methods under the transitional guidance it will adopt.

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

     Effective July 1, 2003, Huntington adopted FIN 46 resulting in the consolidation of a securitization trust formed in 2000. The consolidation of that trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of a 1.01% allowance for loan and lease losses. Reflecting these impacts, the adoption of FIN 46 will result in a cumulative effect charge of approximately $13 million, or $0.06 per share, in the third quarter, a reduction of the ALLL by approximately 3 basis points, and a reduction of the tangible common equity ratio of approximately 30 basis points. Regulatory capital was minimally impacted since these assets were reflected previously in risk-based assets.

     Huntington owns the common stock of two fully-consolidated subsidiary unrelated business trusts, which have issued company-obligated mandatorily redeemable preferred capital securities to third party investors. The trusts' only assets, which totaled $300 million at June 30, 2003, are debentures issued by Huntington, which were acquired by the trusts using proceeds from the issuance of the preferred securities and common stock. With the implementation of FIN 46 in the third quarter of 2003, Huntington will no longer consolidate these trusts. Upon de-consolidation, Huntington will include the debentures in other long-term debt and Huntington's equity interest in the trusts will be included in "accrued income and other assets" on the balance sheet. For regulatory reporting purposes, the Federal Reserve Board has advised that such preferred securities will continue to constitute Tier 1 capital until further notice.

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

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Huntington is in the process of assessing the impact of Statement No. 150 on its results of operations and financial condition.

NOTE 3 - RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Huntington has voluntarily corrected and restated its earnings in this Amendment No. 2 to its Quarterly Report on Form 10-Q/A (Amendment No. 2 to Form 10-Q/A) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, this Amendment No. 2 to Form 10-Q/A includes the following corrections:

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

     - In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance, which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects this timing error.

     The results of this restatement are reflected in the consolidated financial statements and these notes for all current and prior periods reported in this Amendment No. 2 to Form 10-Q/A. The following tables reflect the previously reported amounts included in Amendment No. 1 to Form 10-Q/A filed on August 18, 2003, as well as the restated amounts by financial statement line in Huntington's balance sheets at June 30, 2003, December 31, 2002, and June 30, and income statements for the three and six months ended June 30, 2003 and June 30, 2002:

---------------------------------------------------------------------------------------------------------------------
                                     JUNE 30, 2003               DECEMBER 31, 2002               JUNE 30, 2002
                              ---------------------------    --------------------------    --------------------------
                               PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY
(in thousands of dollars)       REPORTED        RESTATED      REPORTED       RESTATED       REPORTED        RESTATED
------------------------------------------    -----------    -----------    -----------    -----------    -----------
                              (UNAUDITED)     (UNAUDITED)                                  (UNAUDITED)    (UNAUDITED)

BALANCE SHEET:
Total loans and leases         $19,098,929    $19,059,533    $18,619,211    $18,587,403    $16,784,144    $16,767,447
Net loans and leases            18,757,982     18,718,586     18,282,563     18,250,755     16,432,448     16,415,751
Operating lease assets           1,717,194      1,672,608      2,252,445      2,200,525      2,801,239      2,739,207
Accrued income
   and other assets                635,663        731,559        522,611        620,355        492,766        572,384
Total Assets                    28,292,019     28,303,933     27,516,109     27,530,125     25,352,242     25,354,572
Accrued expenses
   and other liabilities         1,144,917      1,225,169      1,053,833      1,136,444      1,055,614      1,122,471
Total liabilities               26,021,482     26,101,734     25,257,721     25,340,332     23,023,911     23,090,768
Retained earnings                  301,791        233,453        187,066        118,471        101,494         36,967
Total shareholders' equity       2,270,537      2,202,199      2,258,388      2,189,793      2,328,331      2,263,804
Total Liabilities
   and Shareholders' Equity    $28,292,019    $28,303,933    $27,516,109    $27,530,125    $25,352,242    $25,354,572

--------------------------------------------------------------------------------------------------------------------

                                               THREE MONTHS ENDED (UNAUDITED)
                                      ----------------------------------------------
                                          JUNE 30, 2003            JUNE 30, 2002
                                      ----------------------   ---------------------
                                      PREVIOUSLY               PREVIOUSLY
(in thousands of dollars)              REPORTED     RESTATED    REPORTED   RESTATED
------------------------------------------------------------   ---------------------
INCOME STATEMENT:
Interest income                        $330,642    $317,325    $322,816    $311,083
Net interest income                     215,578     202,441     191,994     180,261
Net interest income after provision
   for loan and lease losses            166,385     153,248     142,118     130,385
Operating lease income                  124,209     128,574     168,047     171,617
Gains on sales of automobile loans       11,626      13,496          --          --
Bank Owned Life Insurance income         11,043      11,043      11,443      10,722
Mortgage banking income                  11,033       7,185      10,115       7,835
Gain on sale of Florida operations         --          --          --          --
Other non-interest income                24,164      27,704      16,068      18,291
Total non-interest income               274,206     276,951     287,665     288,714
Personnel costs                         114,047     105,242     106,808      99,115
Net occupancy                            15,583      15,377      14,756      14,504
Total non-interest expense              306,044     297,033     331,691     323,746
Income before income taxes              134,547     133,166      98,092      95,353
Income taxes                             37,160      36,676      25,081      24,375
Net income                             $ 97,387    $ 96,490    $ 73,011    $ 70,978

Earnings per share:
   Basic                                  $0.43       $0.42       $0.30       $0.29
   Diluted                                $0.42       $0.42       $0.29       $0.29

------------------------------------------------------------------------------------

                                                SIX MONTHS ENDED (UNAUDITED)
                                      ----------------------------------------------
                                          JUNE 30, 2003             JUNE 30, 2002
                                      ----------------------   ---------------------
                                      PREVIOUSLY               PREVIOUSLY
(in thousands of dollars)              REPORTED    RESTATED     REPORTED    RESTATED
------------------------------------------------------------   ---------------------
INCOME STATEMENT:
Interest income                        $662,543    $637,339    $658,017    $639,585
Net interest income                     429,314     404,200     377,562     359,130
Net interest income after provision
   for loan and lease losses            343,277     318,163     288,676     270,244
Operating lease income                  257,964     266,767     343,953     347,651
Gains on sales of automobile loans       19,876      23,751        --          --
Bank Owned Life Insurance income         22,180      22,180      23,119      21,678
Mortgage banking income                  24,822      18,310      28,469      23,909
Gain on sale of Florida operations         --          --       181,344     182,470
Other non-interest income                39,587      48,105      28,557      32,280
Total non-interest income               542,237     549,875     771,839     771,247
Personnel costs                         235,790     218,331     222,491     207,144
Net occupancy                            32,398      31,986      31,995      31,493
Total non-interest expense              630,383     612,512     741,191     725,342
Income before income taxes              255,131     255,526     319,324     316,149
Income taxes                             67,168      67,306     150,302     149,696
Net income                             $187,963    $188,220    $169,022    $166,453

Earnings per share:
   Basic                                  $0.82       $0.82       $0.68       $0.67
   Diluted                                $0.81       $0.81       $0.68       $0.67

------------------------------------------------------------------------------------

NOTE 4 - RESTRUCTURING CHARGES

     During the second quarter 2003, Huntington released $5.3 million of restructuring reserves through a credit to the restructuring charge line of non-interest expense in the accompanying unaudited consolidated financial statements. Released reserves of $3.8 million related to those established in 1998 and $1.5 million related to the strategic refocusing plan established in 2001 and 2002. The 1998 reserve was established for, among other items, the exit of under performing product lines, including possible third party claims related to these exits. Management reviewed this reserve and determined that future claims would be immaterial and reduced the level of the reserve accordingly.

     As of June 30, 2003, Huntington has remaining reserves for restructuring of $9.4 million. Huntington expects that these remaining reserves will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities.

NOTE 5- SECURITIES AVAILABLE FOR SALE

     Securities available for sale at June 30, 2003 and December 31, 2002 were as follows:

-------------------------------------------------------------------------------------------------
                                                   JUNE 30, 2003            DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------
                                              Amortized                  Amortized
(in thousands of dollars)                       Cost       Fair Value       Cost       Fair Value
-------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                            $      327    $      331    $       --    $       --
     1-5 years                                   38,930        39,543        13,434        14,066
     6-10 years                                  64,063        66,158         4,704         5,367
     Over 10 years                                   --            --           412           479
-------------------------------------------------------------------------------------------------
        Total                                   103,320       106,032        18,550        19,912
-------------------------------------------------------------------------------------------------
Federal agencies
     Mortgage-backed securities
     1-5 years                                   23,879        24,661        48,618        50,428
     6-10 years                                 248,896       254,564       356,082       363,596
     Over 10 years                            1,668,613     1,699,875     1,350,737     1,385,233
-------------------------------------------------------------------------------------------------
        Total                                 1,941,388     1,979,100     1,755,437     1,799,257
-------------------------------------------------------------------------------------------------
 Other agencies
     Under 1 year                               137,797       141,375        34,923        35,966
     1-5 years                                  294,977       313,029       743,609       768,271
     6-10 years                                 171,343       169,976         3,755         4,278
-------------------------------------------------------------------------------------------------
        Total                                   604,117       624,380       782,287       808,515
-------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal
        Agencies                              2,648,825     2,709,512     2,556,274     2,627,684
-------------------------------------------------------------------------------------------------
Other
     Under 1 year                                 7,720         7,731         7,133         7,183
     1-5 years                                   59,007        59,735        62,939        63,886
     6-10 years                                  57,989        59,974        49,581        51,046
     Over 10 years                              649,192       651,330       451,108       449,958
     Retained interest in securitizations       148,177       163,664       146,160       159,978
     Marketable equity securities                50,809        50,815        42,846        43,634
-------------------------------------------------------------------------------------------------
        Total                                   972,894       993,249       759,767       775,685
-------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE          $3,621,719    $3,702,761    $3,316,041    $3,403,369
=================================================================================================

NOTE 6 - OPERATING LEASE ASSETS

     Operating lease assets at June 30, 2003 and 2002 and December 31, 2002, were as follows:

----------------------------------------------------------------------------------------------
                                                  JUNE 30,      DECEMBER 31,     JUNE 30,
(in thousands of dollars)                          2003            2002            2002
----------------------------------------------------------------------------------------------

Cost of automobiles under operating leases     $ 2,689,413      $ 3,260,897      $ 3,782,647
Accumulated depreciation                          (972,219)      (1,008,452)        (981,408)
Deferred origination fees and costs                (44,586)         (51,920)         (62,032)
----------------------------------------------------------------------------------------------
OPERATING LEASE ASSETS, NET                    $ 1,672,608      $ 2,200,525      $ 2,739,207
==============================================================================================

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

NOTE 7 - EARNINGS PER SHARE

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the three and six months ended June 30 is as follows:

------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)          2003         2002          2003        2002
------------------------------------------------------------------------------------------------

NET INCOME                                      $ 96,490     $ 70,978     $188,220     $166,453
================================================================================================

Average common shares outstanding                228,633      246,106      229,987      248,415
Dilutive effect of common stock equivalents        1,939        1,761        1,697        1,531
------------------------------------------------------------------------------------------------
DILUTED AVERAGE COMMON SHARES OUTSTANDING        230,572      247,867      231,684      249,946
================================================================================================

EARNINGS PER SHARE
   Basic                                           $0.42        $0.29        $0.82        $0.67
   Diluted                                         $0.42        $0.29        $0.81        $0.67

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

NOTE 8 - COMPREHENSIVE INCOME

     The change in the components of Huntington's Other Comprehensive Income in each of the three and six months ended June 30 were as follows:

--------------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                   JUNE 30,
--------------------------------------------------------------------------------------------------------
(in thousands of dollars)                             2003           2002         2003         2002
--------------------------------------------------------------------------------------------------------
Minimum pension liability:
     Unrealized net loss                            $     --      $     --      $     --      $     --
     Related tax benefit                                  --            --            --            --
--------------------------------------------------------------------------------------------------------
          Net                                             --            --            --            --
--------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) on securities
   available for sale arising
   during the period:
     Unrealized net gains                              9,046        32,852         1,799        10,540
     Related tax expense                              (3,162)      (11,498)         (935)       (3,689)
--------------------------------------------------------------------------------------------------------
          Net                                          5,884        21,354           864         6,851
--------------------------------------------------------------------------------------------------------

Unrealized holding losses on derivatives used
  in cash flow hedging relationships
  arising during the period:
     Unrealized net losses                           (23,415)       (2,392)      (26,295)       (4,245)
     Related tax benefit                               8,195           837         9,203         1,486
--------------------------------------------------------------------------------------------------------
          Net                                        (15,220)       (1,555)      (17,092)       (2,759)
--------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net
  gains from sales of securities available
  for sale realized during the period:
     Realized net gains                                6,887           966         8,085         1,423
     Related tax expense                              (2,410)         (338)       (2,830)         (498)
--------------------------------------------------------------------------------------------------------
          Net                                          4,477           628         5,255           925
--------------------------------------------------------------------------------------------------------
TOTAL OTHER COMPREHENSIVE INCOME                    $(13,813)     $ 19,171      $(21,483)     $  3,167
========================================================================================================


     Activity in Accumulated Other Comprehensive Income for the six months ended June 30, 2003 and 2002 was as follows:

------------------------------------------------------------------------------------------------
                                                                   UNREALIZED GAINS
                                              UNREALIZED GAINS   (LOSSES) ON DERIVATIVE
                                 MINIMUM        (LOSSES) ON       INSTRUMENTS USED IN
                                 PENSION         SECURITIES        CASH FLOW HEDGING
(in thousands of dollars)       LIABILITY    AVAILABLE FOR SALE      RELATIONSHIPS       TOTAL
------------------------------------------------------------------------------------------------

Balance, December 31, 2001       $  --           $ 29,469            $ (3,981)         $ 25,488
Period change                       --              5,926              (2,759)            3,167
------------------------------------------------------------------------------------------------
Balance, June 30, 2002           $  --           $ 35,395            $ (6,740)         $ 28,655
================================================================================================

Balance, December 31, 2002       $(195)          $ 56,856            $  5,639          $ 62,300
Current-period change               --             (4,391)            (17,092)          (21,483)
------------------------------------------------------------------------------------------------
Balance, June 30, 2003           $(195)          $ 52,465            $(11,453)         $ 40,817
================================================================================================

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

     The following pro forma disclosures for net income and earnings per diluted common share are presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in the three and six month periods presented:

------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
------------------------------------------------------------------------------------------------------------
                                                           2003           2002          2003         2002
------------------------------------------------------------------------------------------------------------

PERIOD-END OPTIONS OUTSTANDING (IN THOUSANDS)              17,399        13,729        17,399       13,729

ASSUMPTIONS
     Risk-free interest rate                                 4.46%         4.13%         4.30%        4.13%
     Expected dividend yield                                 3.26%         3.34%         3.30%        3.34%
     Expected volatility of Huntington's common stock       33.8%         33.8%          33.8%        33.8%

PRO FORMA RESULTS (IN MILLIONS OF DOLLARS)
     Net income, as reported                              $  96.5      $   71.0      $  188.2      $ 166.5
     Less pro forma expense, net of tax, related to
        options granted                                       2.9           2.9           5.9          6.6
------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                 $  93.6      $   68.1      $  182.3      $ 159.9
============================================================================================================

     NET INCOME PER COMMON SHARE:
        Basic, as reported                                  $0.42         $0.29         $0.82        $0.67
        Basic, pro forma                                     0.41          0.28          0.79         0.64
        Diluted, as reported                                 0.42          0.29          0.81         0.67
        Diluted, pro forma                                   0.41          0.27          0.79         0.64

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

---------------------------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                 Regional       Dealer                    Treasury/      Huntington
(in thousands of dollars)                         Banking        Sales           PFG         Other       Consolidated
---------------------------------------------------------------------------------------------------------------------
2003
Net interest income                               $148,127     $  11,631      $  9,794      $ 32,889      $ 202,441
Provision for loan and lease losses                 40,525         9,191          (458)          (65)        49,193
Non-Interest income                                 71,836       153,266        27,847        24,002        276,951
Non-Interest expense                               141,029       124,513        25,886         5,605        297,033
Income taxes                                        13,443        10,918         4,275         8,040         36,676
---------------------------------------------------------------------------------------------------------------------
   Net income, as reported                          24,966        20,275         7,938        43,311         96,490
   Restructure charges (releases), net of tax           --            --            --        (3,455)        (3,455)
---------------------------------------------------------------------------------------------------------------------
   Operating earnings                             $ 24,966     $  20,275      $  7,938      $ 39,856      $  93,035
=====================================================================================================================

2002
Net interest income                               $141,978     $  (3,496)     $  8,917      $ 32,862      $ 180,261
Provision for loan and lease losses                 36,844        10,737           447         1,848         49,876
Non-Interest income                                 64,270       179,807        31,344        13,293        288,714
Non-Interest expense                               131,915       153,005        26,991        11,835        323,746
Income taxes                                        13,121         4,399         4,488         2,367         24,375
---------------------------------------------------------------------------------------------------------------------
   Net income, as reported                          24,368         8,170         8,335        30,105         70,978
   Florida operating results, net of tax                --            --           532            --            532
---------------------------------------------------------------------------------------------------------------------
   Operating earnings                             $ 24,368     $   8,170      $  7,803      $ 30,105      $  70,446
=====================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                   SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                                     Regional         Dealer                     Treasury/     Huntington
(in thousands of dollars)                              Banking         Sales          PFG           Other      Consolidated
----------------------------------------------------------------------------------------------------------------------------
2003
Net interest income                                   $ 292,280      $  27,252      $ 19,312      $  65,356      $ 404,200
Provision for loan and lease losses                      64,066         20,576         1,454            (59)        86,037
Non-Interest income                                     143,432        311,676        55,057         39,710        549,875
Non-Interest expense                                    279,069        257,731        52,502         23,210        612,512
Income taxes                                             32,402         21,218         7,145          6,541         67,306
----------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                               60,175         39,403        13,268         75,374        188,220
   Restructure charges (releases), net of tax                --             --            --         (4,105)        (4,105)
----------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                 $  60,175      $  39,403      $ 13,268      $  71,269      $ 184,115
============================================================================================================================

2002
Net interest income                                   $ 296,696      $  (9,705)     $ 16,398      $  55,741      $ 359,130
Provision for loan and lease losses                      64,356         20,386         2,036          2,108         88,886
Non-Interest income                                     136,562        360,758        62,708        211,219        771,247
Non-Interest expense                                    269,241        313,028        56,264         86,809        725,342
Income taxes                                             34,881          6,173         7,282        101,360        149,696
----------------------------------------------------------------------------------------------------------------------------
   Net income, as reported                               64,780         11,466        13,524         76,683        166,453
   Florida operating results, net of tax                 (2,639)          (794)         (927)         5,885          1,525
   Gain on sale of Florida operations, net of tax            --             --            --        (61,422)       (61,422)
   Restructuring charges, net of tax                         --             --            --         36,519         36,519
----------------------------------------------------------------------------------------------------------------------------
   Operating earnings                                 $  62,141      $  10,672      $ 12,597      $  57,665      $ 143,075
============================================================================================================================

----------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA          TOTAL ASSETS AT JUNE 30,           TOTAL DEPOSITS AT JUNE 30,
                                      -------------------------           --------------------------
(in millions of dollars)                2003             2002              2003              2002
----------------------------------------------------------------------------------------------------

Regional Banking                      $14,585           $13,045           $16,628           $15,121
Dealer Sales                            6,607             6,534                67                50
Private Financial Group                 1,328             1,000             1,027               826
Treasury / Other                        5,784             4,776               649               864
----------------------------------------------------------------------------------------------------
   Total                              $28,304           $25,355           $18,371           $16,861
====================================================================================================


NOTE 11 - DIVESTITURES

     On July 25, 2003, Huntington sold four banking offices located in eastern West Virginia. This sale included approximately $50 million of loans and $130 million of deposits. Huntington expects to report a pre-tax gain from this sale of approximately $13 million in the third quarter of 2003.

     On July 2, 2002, Huntington completed the sale of its Florida insurance operations, The J. Rolfe Davis Insurance Agency, Inc., to members of its management. Though the sale affected selected Non-interest income and Non-interest expense categories, it had no material gain or impact to net income.

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

NOTE 12 - SEC INVESTIGATION

     On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation, and that Huntington is cooperating fully with the investigation. The formal investigation began following Huntington's announcement on April 16, 2003 that it intended to restate its financial statements in order to reclassify its accounting for automobile leases from the direct financing lease method to the operating lease method. The investigation also follows allegations by a former Huntington employee regarding certain aspects of Huntington's accounting and financial reporting practices, including the recognition of automobile loan and lease origination fees and costs, as well as certain year-end reserves. These allegations were immediately reviewed with the Audit/Risk Committee, a Board committee composed entirely of independent directors. The Audit/Risk committee retained independent legal counsel who, in turn, retained independent accountants to assist it in its investigation of the allegations. While the investigation is ongoing, progress reports have been shared with the Audit/Risk Committee and the SEC. The SEC investigation is ongoing and Huntington is continuing to cooperate fully.

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

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's Amendment No. 2 to its 2002 Annual Report on Form 10-K/A (Amendment No. 2 to Form 10-K/A) filed on November 14, 2003, and other factors described from time to time in other filings with the Securities and Exchange Commission.

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

RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Huntington has voluntarily corrected and restated its earnings in this Amendment No. 2 to its Quarterly Report on Form 10-Q/A (Amendment No. 2 to Form 10-Q/A) to correct for timing errors in the recognition of certain revenues and expenses. Specifically, this Amendment No. 2 to Form 10-Q/A includes the following corrections:

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

     o In 2001, Huntington negotiated a reduction in expenses on Bank Owned Life Insurance, which resulted in an increase in the cash surrender value of the policies at year end 2001, but did not recognize the resulting income until 2002. The restatement corrects this timing error.

     The results of this restatement are reflected in the unaudited consolidated financial statements, notes to the unaudited consolidated financial statements, and management's discussion and analysis for all current and prior periods reported in this Amendment No. 2 to Form 10-Q/A. Note 3 in the notes to the unaudited consolidated financial statements contains additional information regarding this restatement.

CRITICAL ACCOUNTING POLICIES

     Note 1 to the consolidated financial statements included in Huntington's Amendment No. 2 to Form 10-K/A lists significant accounting policies used in the development and presentation of its financial statements. These significant accounting policies, as well as this discussion and analysis, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the organization, its financial position, results of operations, and cash flows.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington's management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington's management has identified the most significant accounting estimates and their related application in Huntington's Amendment No. 2 to Form 10-K/A.

ADOPTION OF FINANCIAL INTERPRETATION NO. (FIN) 46 INVOLVING SPECIAL PURPOSE ENTITIES (SPES)

     Huntington established two securitization trusts, or SPEs, in 2000. These two trusts had total assets of approximately $1.1 billion at June 30, 2003. In the securitization transactions, indirect automobile loans that Huntington originated were sold to these trusts. Under GAAP at June 30, 2003, these trusts were not required to be consolidated in Huntington's financial statements. As such, the loans and the debt within the trusts were not included on Huntington's balance sheets at June 30. See Note 11 to the consolidated financial statements in Huntington's Amendment No. 2 to Form 10-K/A for more information regarding securitized loans.

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

     Effective July 1, 2003, Huntington adopted FIN 46 resulting in the consolidation of one of the securitization trusts formed in 2000. The consolidation of that trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of a 1.01% allowance for loan and lease losses. Reflecting these impacts, the adoption of FIN 46 will result in a cumulative effect charge of approximately $13 million, or $0.06 per share, in the third quarter, a reduction of the ALLL by approximately 3 basis points, and a reduction in the tangible common equity ratio of approximately 30 basis points. Regulatory capital will have minimal impact since these assets are currently reflected in risk-based assets.

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

RELATED PARTY TRANSACTIONS

     Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All such transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. A summary of the indebtedness of management can be found in Note 10 to the consolidated financial statements in Huntington's Amendment No. 2 to Form 10-K/A. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to its financial condition, results of operations, and cash flows.

SUMMARY DISCUSSION OF RESULTS

2003 Second Quarter versus 2002 Second Quarter

     Huntington's second quarter 2003 earnings were $96.5 million, or $0.42 per common share, up 36% and 45%, respectively, from $71.0 million, or $0.29 per common share in the year-ago quarter. This primarily reflected the benefit of a 13% increase in fully taxable equivalent net interest income and an 8% decline in non-interest expense, partially offset by a 4% decline in non-interest income. The higher percent change in per common share earnings reflected the benefit of repurchased common shares. The return on average assets (ROA) and return on average equity (ROE) were 1.38% and 18.0%, respectively, compared with 1.14% and 12.5% in the year-ago quarter.

     Fully taxable equivalent net interest income increased $23.2 million, or 13%, reflecting a $4.0 billion, or 20%, increase in average earning assets, partially offset by a 23 basis point, or an effective 6%, decline in the fully taxable equivalent net interest margin to 3.47% from 3.70%. The decline in non-interest expense of $26.7 million, or 8%, primarily reflected a $28.8 million, or 22%, decline in operating lease expense, and $5.3 million decrease in restructuring charges, partially offset by a $6.1 million, or 6%, increase in personnel costs. Non-interest income decreased $11.8 million, or 4%, primarily due to a $43.0 million, or 25%, decline in operating lease income, partially offset by a $13.5 million gain from the sale of automobile loans.

2003 Second Quarter versus 2003 First Quarter

     Compared with the first quarter 2003 earnings of $91.7 million, or $0.39 per common share, second quarter earnings and earnings per common share were up 5% and 8%, respectively. This increase primarily reflected the benefit of a 6% decline in non-interest expense and 1% increase in non-interest income, partially offset by a 34% increase in provision for loan and lease losses. Fully taxable equivalent net interest income was essentially unchanged between quarters. ROA and ROE were 1.36% and 17.2%, respectively, in the first quarter 2003.

     The $18.4 million, or 6%, decline in non-interest expense was driven primarily by an $8.6 million, or 8%, decline in operating lease expense, a $7.8 million, or 7%, decline in personnel costs, and a $4.3 million decline in restructuring charges. The $4.0 million, or 1%, increase in non-interest income reflected the $3.2 million increase in gains from sales of automobile loans and a $5.7 million increase in securities gains, partially offset by a $9.6 million, or 7%, decline in operating lease income.

--------------------------------------------------------------------------------
Table 1 - Selected Quarterly Income Statement Data (1)

                                                             2003                          2002
-----------------------------------------------------------------------       ---------------------------------
(in thousands, except per share amounts)             SECOND       First        Fourth      Third       Second
---------------------------------------------------------------------------------------------------------------

TOTAL INTEREST INCOME                               $317,325    $320,014      $329,340    $324,177    $311,083
TOTAL INTEREST EXPENSE                               114,884     118,255       130,161     132,912     130,822
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                  202,441     201,759       199,179     191,265     180,261
Provision for loan and lease losses                   49,193      36,844        51,236      54,304      49,876
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                153,248     164,915       147,943     136,961     130,385
---------------------------------------------------------------------------------------------------------------
Operating lease income                               128,574     138,193       149,259     160,164     171,617
Service charges on deposit accounts                   40,914      39,869        41,435      37,706      35,608
Trust services                                        15,580      14,911        15,306      14,997      16,247
Brokerage and insurance income                        14,196      15,497        13,941      13,664      16,899
Gains on sales of automobile loans                    13,496      10,255           ---         ---         ---
Other service charges and fees                        11,372      10,338        10,890      10,837      10,529
Bank Owned Life Insurance income                      11,043      11,137        10,722      10,723      10,722
Mortgage banking                                       7,185      11,125         5,530       2,594       7,835
Securities gains                                       6,887       1,198         2,339       1,140         966
Merchant Services gain                                   ---         ---           ---      24,550         ---
Other                                                 27,704      20,401        22,433      22,227      18,291
---------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                            276,951     272,924       271,855     298,602     288,714
---------------------------------------------------------------------------------------------------------------
Personnel costs                                      105,242     113,089       110,231     100,662      99,115
Operating lease expense                              102,939     111,588       120,747     125,743     131,695
Equipment                                             16,341      16,412        17,337      17,378      16,659
Outside data processing and other services            16,104      16,579        17,209      15,128      16,592
Net occupancy                                         15,377      16,609        13,370      14,676      14,504
Professional services                                  9,872       9,285         9,111       9,680       7,864
Marketing                                              8,454       6,626         6,186       7,491       7,231
Telecommunications                                     5,394       5,701         5,714       5,609       5,320
Printing and supplies                                  2,253       3,681         3,999       3,679       3,683
Restructuring (releases) charges                      (5,315)     (1,000)       (7,211)        ---         ---
Other                                                 20,372      16,909        32,616      19,450      21,083
---------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                           297,033     315,479       329,309     319,496     323,746
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           133,166     122,360        90,489     116,067      95,353
Income taxes                                          36,676      30,630        21,226      28,052      24,375
---------------------------------------------------------------------------------------------------------------
NET INCOME                                          $ 96,490    $ 91,730      $ 69,263    $ 88,015    $ 70,978
===============================================================================================================

PER COMMON SHARE

   Net Income - Diluted                                $0.42       $0.40         $0.30       $0.37       $0.29
   Cash Dividends Declared                             $0.16       $0.16         $0.16       $0.16       $0.16

RETURN ON:

   Average total assets                                1.38%       1.36%         1.02%       1.35%       1.14%
   Average total shareholders' equity                  18.0%       17.2%         12.7%       15.8%       12.5%
Net interest margin (2)                                3.47%       3.63%         3.62%       3.69%       3.70%
Efficiency ratio (3)                                   62.5%       66.3%         69.9%       65.2%       69.0%
Effective tax rate                                     27.5%       25.0%         23.5%       24.2%       25.6%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)

Net Interest Income                                 $202,441    $201,759      $199,179    $191,265    $180,261
Tax Equivalent Adjustment  (2)                         2,076       2,096         1,869       1,096       1,071
---------------------------------------------------------------------------------------------------------------
Net Interest Income                                  204,517     203,855       201,048     192,361     181,332
Non-Interest Income                                  276,951     272,924       271,855     298,602     288,714
---------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                       $481,468    $476,779      $472,903    $490,963    $470,046
===============================================================================================================

TOTAL REVENUE EXCLUDING SECURITIES GAINS            $474,581    $475,581      $470,564    $489,823    $469,080
===============================================================================================================

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

2003 First Six Months versus 2002 First Six Months

     For the first six months of 2003, earnings were $188.2 million, or $0.81 per common share, up 13% and 19%, respectively, from $166.5 million, or $0.67 per common share, in the comparable year-ago period. This increase primarily reflected the benefits of a 13% increase in fully taxable equivalent net interest income, a 16% decline in non-interest expense, a 3% decline in provision for loan and lease losses, and a lower effective tax rate, partially offset by a 29% decline in non-interest income. The year-ago six-month period included two significant items. The first consisted of a $182.5 million pre-tax gain ($61.4 million after tax, or $0.24 per common share) from the sale of the Florida banking operations reported in non-interest income. The second was $56.2 million ($36.5 million after tax, or $0.15 per common share) in restructuring charges related to the strategic initiatives announced in July 2001 reported in non-interest expense. The higher percent change in per common share earnings reflected the benefit of repurchased shares. ROA and ROE were 1.37% and 17.5%, respectively, up from 1.30% and 14.5%, in the year-ago six-month period.

     The $47.0 million, or 13%, increase in fully taxable equivalent net interest income reflected a $3.1 billion, or 15%, increase in average earnings assets, partially offset by a 9 basis point, or an effective 3%, decline in the fully taxable equivalent net interest margin to 3.36% from 3.45%. The $112.8 million, or 16%, decline in non-interest expense primarily reflected a $62.5 million decline in restructuring charges and a $58.0 million, or 21%, decline in operating lease expense, partially offset by an $11.2 million, or 5%, increase in personnel costs. Provision for loan and lease losses decreased $2.8 million, or 3%, and reflected a release of provision associated with the loans sold with Florida banking operations in the prior year, partially offset by higher provision expense due to loan growth and higher net charge-offs.

     The reduction in tax expense reflects the decline in the effective tax rate to 26.3% in the current six-month period, down from 47.3%, in the year-ago six-month period. The higher effective tax rate in the year-ago period reflected the fact that most of the goodwill relating to the sold Florida operations was not deductible for tax purposes.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 Second Quarter versus 2002 Second Quarter

     Compared with the year-ago quarter, fully taxable equivalent net interest income increased $23.2 million, or 13%, reflecting the benefit of an increase in average earning assets, partially offset by a 23 basis point, or an effective 6%, decline in the net interest margin to 3.47% from 3.70%. The decline in the fully taxable equivalent net interest margin was driven by a number of factors including significant repayments and prepayments of higher rate mortgages and mortgage backed securities, growth in lower rate but higher quality automobile loans and direct financing leases, and the difficulty in lowering deposit rates as fast as the decline in rates on loans and securities. Average total earning assets increased $4.0 billion, or 20%, of which $0.8 billion related to higher securities and $3.1 billion related to higher average loans and leases and mortgages held for sale.

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

     Compared with the year-ago quarter, average loans and leases increased $2.7 billion, or 16%. Average automobile loans and leases increased $1.4 billion, or 51%. This high growth rate was influenced by the significant growth in direct financing automobile leases as this portfolio is relatively new and consists only of leases originated after April 2002 with no meaningful offsetting impact from maturing leases. Average automobile loans were up 10%. As part of a plan to reduce loan concentration exposure to the automobile financing business, $567 million of automobile loans were sold in the second quarter 2003, following the sale of $556 million in the first quarter. This brought 2003 year-to-date sales to $1.1 billion. Each sale occurred at the end of their respective quarter and, thus, did not have a material impact on average balances for their respective quarters. However, the first quarter sale did have a material impact on second quarter 2003 averages and comparisons to the year-ago quarter. Excluding the impact of the first quarter sale, average automobile loans in the second quarter 2003 were up 28% from the year-ago quarter.

     Average residential mortgages increased $0.5 billion, or 36%, with average home equity loans and lines up $0.4 billion, or 16%, reflecting the impact low interest rates had on home borrowing and refinancing. Total average commercial real estate loans increased $0.4 billion, or 11%. Average commercial loans were essentially flat with the year-ago period. While small business banking loans showed some growth, this was offset by declines in larger commercial loans, including a reduction in exposure to shared national credits.

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

2003 Second Quarter versus 2003 First Quarter

     Fully taxable equivalent net interest income in the second quarter 2003 increased $0.7 million from the first quarter, reflecting growth in average earning assets substantially offset by a decline in the net interest margin. The fully taxable equivalent net interest margin declined to 3.47% from 3.63%, down 16 basis points, or an effective 4%, driven by the same factors that affected comparisons to the year-ago quarter, as noted above. Average total earning assets increased $0.9 billion, or 4%, of which $0.4 billion related to higher securities and $0.5 billion related to higher average loans and leases and mortgages held for sale.

     Average securities increased $0.4 billion, or 11%, from the first quarter reflecting the investment of deposit inflows, proceeds from loan sales, and pay downs of operating leases in excess of loan and lease originations. Average mortgages held for sale increased $0.1 billion, or 31%, from the first quarter due to high loan originations reflecting continued heavy refinancing activity.

     Average loans and leases increased $0.3 billion, or 2%, from the first quarter, or 4% excluding the impact of automobile loan sales. Reflecting the impact of the low interest rate environment, average residential mortgages grew 3% and average home equity loans and lines of credit increased 4%. Average automobile loans and leases increased 1%, or 12% excluding the impact of the first quarter sale of $556 million of automobile loans. Loans sold in the first quarter impacted average loans and leases in that quarter by $457 million. Year-to-date sales of automobile loans totaled $1.1 billion with such sales reflecting a strategy to reduce loan concentration exposure to the automobile financing business. Total average commercial real estate loans increased 3%. In contrast, average commercial loans were essentially unchanged reflecting a 3% growth in small business loans, offset by declines in larger commercial credits.

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

2003 First Six Months versus 2002 First Six Months

     Net interest income on a fully taxable equivalent basis for the first six months of 2003 increased $47.0 million, or 13%, from the comparable year-ago period. This reflected 15% growth in average earnings assets, as the fully taxable equivalent net interest margin declined slightly to 3.36% from 3.45%, down 9 basis points, or an effective 3%. Average total earning assets increased $3.1 billion, or 15%, of which $0.7 billion related to higher average securities, $0.3 billion to higher average mortgages held for sale, and $2.1 billion related to higher average loans and leases.

     The higher average balances in securities and mortgages held for sale reflect the same factors influencing the year-over-year quarterly comparisons discussed above.

     Average loans and leases increased $2.1 billion, or 13%, from the year-ago six-month period. This increase was driven primarily by a $1.3 billion, or 49%, increase in average automobile loans and leases, impacted by the significant growth in direct financing automobile leases given reclassification of all April 2002 and prior originations as operating leases. Average automobile loans increased 12%, but rose 25% excluding the impact of the loan sales. Average residential mortgages were up $0.6 billion, or 45%, and average home equity loans and lines of credit were up $0.2 billion, or 8%. Average commercial real estate loans were $0.2 million, or 7%, higher than in the year-ago period, whereas average commercial loans were down $0.2 billion, or 4%, reflecting the continued weak demand for commercial credits and planned decline in the shared national credit portfolio, partially offset by growth in small business loans.

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

----------------------------------------------------------------------------------------------------
TABLE 2 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS
(In millions)

                                                            QUARTERLY AVERAGE BALANCES
                                              ------------------------------------------------------
                                                        2003                     2002
-------------------------------------------------------------------  -------------------------------
Fully Tax Equivalent Basis (1)                  SECOND     First       Fourth       Third    Second
----------------------------------------------------------------------------------------------------
ASSETS

Interest bearing deposits in banks                  $ 45      $ 37        $ 34       $ 35     $ 29
Trading account securities                            23        12           9          7        6
Federal funds sold and securities purchased
   under resale agreements                            69        57          83         76       68
Mortgages held for sale                              602       459         467        267      174
Securities:
      Taxable                                      3,382     3,014       3,029      2,953    2,735
      Tax exempt                                     275       274         234        108       96
----------------------------------------------------------------------------------------------------
           Total Securities                        3,657     3,288       3,263      3,061    2,831
----------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                    5,626     5,623       5,555      5,504    5,616
     Real Estate
          Construction                             1,239     1,187       1,070      1,247    1,258
          Commercial                               2,621     2,565       2,601      2,315    2,232
     Consumer

           Automobile loans and leases             4,136     4,085       3,699      3,225    2,733
           Home equity                             3,359     3,238       3,166      3,060    2,907
           Residential mortgage                    1,887     1,832       1,694      1,486    1,385
           Other loans                               379       389         399        406      415
----------------------------------------------------------------------------------------------------
           Total Consumer                          9,761     9,544       8,958      8,177    7,440
----------------------------------------------------------------------------------------------------
Total loans and leases                            19,247    18,919      18,184     17,243   16,546
----------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                  338       349         386        367      357
----------------------------------------------------------------------------------------------------
Net loans and leases                              18,909    18,570      17,798     16,876   16,189
----------------------------------------------------------------------------------------------------
Total earning assets                              23,643    22,772      22,040     20,689   19,654
----------------------------------------------------------------------------------------------------
Operating lease assets                             1,802     2,076       2,328      2,597    2,842
Cash and due from banks                              735       740         717        763      722
Intangible assets                                    218       218         225        202      213
All other assets                                   2,005     1,967       1,937      1,905    1,891
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $ 28,065  $ 27,424    $ 26,861   $ 25,789  $24,965
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Core deposits

     Non-interest bearing deposits               $ 3,046   $ 2,958     $ 2,955    $ 2,868  $ 2,739
     Interest bearing demand deposits              6,100     5,597       5,305      5,269    4,920
     Savings deposits                              2,804     2,771       2,746      2,766    2,808
     Retail certificates of deposit                2,798     2,963       3,305      3,453    3,509
     Other domestic time deposits                    673       682         702        714      718
----------------------------------------------------------------------------------------------------
          Total core deposits                     15,421    14,971      15,013     15,070   14,694
----------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more           808       769         730        777      843
Brokered time deposits and negotiable CDs          1,241     1,155       1,057        907      649
Foreign time deposits                                426       514         409        370      296
----------------------------------------------------------------------------------------------------
     Total deposits                               17,896    17,409      17,209     17,124   16,482
----------------------------------------------------------------------------------------------------
Short-term borrowings                              1,635     1,947       2,115      1,793    1,636
Federal Home Loan Bank advances                    1,267     1,216         848        228       14
Subordinated notes and other long-term debt,
   including preferred capital securities          4,010     3,570       3,380      3,281    3,375
----------------------------------------------------------------------------------------------------
     Total interest bearing liabilities           21,762    21,184      20,597     19,558   18,768
----------------------------------------------------------------------------------------------------
All other liabilities                              1,106     1,116       1,146      1,149    1,180
Shareholders' equity                               2,151     2,166       2,163      2,214    2,278
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 28,065  $ 27,424    $ 26,861   $ 25,789  $24,965
====================================================================================================
Net interest rate spread
Impact of non-interest bearing funds on margin
====================================================================================================
NET INTEREST MARGIN
----------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

TABLE 2 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS (continued)

                                                               QUARTERLY AVERAGE RATES (3)
                                                  --------------------------------------------------
                                                             2003                   2002
----------------------------------------------    --------------------  ----------------------------
Fully Tax Equivalent Basis (1)                      SECOND      First     Fourth   Third     Second
----------------------------------------------    --------------------------------------------------
ASSETS

Interest bearing deposits in banks                   1.58 %    1.61 %   1.93 %    2.06 %     2.44 %
Trading account securities                           4.15      4.63     3.37      4.95       5.37
Federal funds sold and securities purchased
   under resale agreements                           2.19      2.14     1.83      1.40       1.51
Mortgages held for sale                              5.42      5.56     5.84      6.57       7.07
Securities:
      Taxable                                        4.59      5.17     5.53      6.01       6.33
      Tax exempt                                     7.29      7.22     7.15      7.52       7.69
----------------------------------------------------------------------------------------------------
           Total Securities                          4.79      5.34     5.64      6.07       6.37
----------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                      5.26      5.40     5.59      5.69       5.67
     Real Estate
          Construction                               4.13      4.06     4.15      4.60       5.05
          Commercial                                 5.25      5.60     5.79      6.17       6.39
     Consumer

           Automobile loans and leases               6.78      7.40     7.83      8.50       8.67
           Home equity                               5.02      5.17     5.64      5.83       6.00
           Residential mortgage                      5.76      5.95     6.06      6.27       6.46
           Other loans                               7.22      6.60     7.21      7.66       7.70
----------------------------------------------------------------------------------------------------
           Total Consumer                            5.99      6.33     6.69      7.05       7.16
----------------------------------------------------------------------------------------------------
Total loans and leases                               5.56      5.82     6.08      6.32       6.39
----------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------
Total earning assets                                 5.42 %    5.72 %   5.99 %    6.26 %     6.37 %
----------------------------------------------------------------------------------------------------








LIABILITIES AND SHAREHOLDERS' EQUITY

Core deposits

     Non-interest bearing deposits
     Interest bearing demand deposits                1.39 %    1.44 %   1.55 %    1.75 %     1.82 %
     Savings deposits                                1.55      1.85     1.69      1.77       1.79
     Retail certificates of deposit                  3.75      3.87     4.36      4.37       4.51
     Other domestic time deposits                    3.85      4.00     4.19      4.37       4.48
----------------------------------------------------------------------------------------------------
          Total core deposits                        2.09      2.28     2.51      2.65       2.76
----------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more           2.55      2.76     2.64      3.27       3.12
Brokered time deposits and negotiable CDs            1.79      1.98     2.25      2.37       2.48
Foreign time deposits                                1.03      1.06     1.29      1.43       1.38
----------------------------------------------------------------------------------------------------
     Total deposits                                  2.06      2.24     2.46      2.63       2.74
----------------------------------------------------------------------------------------------------
Short-term borrowings                                1.06      1.16     1.40      1.44       1.51
Federal Home Loan Bank advances                      1.76      1.84     1.99      2.02       5.89
Subordinated notes and other long-term debt,
   including preferred capital securities            2.85      3.12     3.52      3.70       3.64
----------------------------------------------------------------------------------------------------
     Total interest bearing liabilities              2.11 %    2.26 %   2.51 %    2.70 %     2.80 %
----------------------------------------------------------------------------------------------------





Net interest rate spread                             3.31 %    3.46 %   3.48 %    3.56 %     3.57 %
Impact of non-interest bearing funds on margin       0.16      0.17     0.14      0.13       0.13
----------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                  3.47 %    3.63 %   3.62 %    3.69 %     3.70 %
====================================================================================================

(1) Fully tax equivalent yields are calculated assuming a 35% tax rate.
(2) Individual loan components include applicable fees.
(3) Loan and deposit average rates include impact of applicable derivatives.

------------------------------------------------------------------------------------------------------------------------------------

TABLE 3 - CONSOLIDATED SIX-MONTH AVERAGE BALANCE SHEETS, AND NET INTEREST MARGIN ANALYSIS


                                                                  SIX-MONTH            INTEREST INCOME/         SIX-MONTH
                                                               AVERAGE BALANCES             EXPENSE        AVERAGE RATES (3)
------------------------------------------------------------------------------------------------------------------------------------
Fully Tax Equivalent Basis (1)                                 2003        2002          2003     2002      2003        2002
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest bearing deposits in banks                         $     41    $     31         $ 0.3    $ 0.3      1.59 %      2.21 %
Trading account securities                                       17           6           0.4      0.1      4.31        4.18
Federal funds sold and securities purchased
   under resale agreements                                       63          65           0.7      0.5      2.16        1.47
Mortgages held for sale                                         531         277          14.5      9.3      5.47        6.70
Securities:
      Taxable                                                 3,199       2,724          77.6     86.7      4.86        6.38
      Tax exempt                                                275          99          10.0      3.8      7.26        7.73
------------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                   3,474       2,823          87.6     90.5      5.05        6.43
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                               5,625       5,830         144.0    157.8      5.16        5.46
     Real Estate

          Construction                                        1,214       1,271          23.5     31.8      3.91        5.05
          Commercial                                          2,593       2,297          66.9     72.4      5.23        6.39
     Consumer

           Automobile loans and leases                        4,112       2,763         135.8    114.7      6.71        8.41
           Home equity                                        3,298       3,056          83.2     93.5      5.03        6.11
           Residential mortgage                               1,859       1,286          49.5     36.5      5.40        5.74
           Other loans                                          384         449          13.8     18.0      7.23        8.05
------------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                     9,653       7,554         282.3    262.7      5.90        7.00
------------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                       19,085      16,952         516.7    524.7      5.46        6.24
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                             343         364
---------------------------------------------------------------------------------
Net loans and leases                                         18,742      16,588
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets / Total interest income / Rate          23,211      20,154         620.2    625.4      5.38 %      6.25 %
------------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                        1,937       2,909
Cash and due from banks                                         738         770
Intangible assets                                               218         354
All other assets                                              1,986       1,916
-------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 27,747    $ 25,739
=================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Core deposits

     Non-interest bearing deposits                          $ 2,984     $ 2,889
     Interest bearing demand deposits                         5,868       5,033          41.9        45.1      1.44 %      1.81 %
     Savings deposits                                         2,788       2,952          22.6        26.2      1.63        1.79
     Retail certificates of deposit                           2,880       3,863          54.4        91.3      3.81        4.76
     Other domestic time deposits                               678         759          13.2        17.4      3.92        4.63
-----------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                15,198      15,496         132.1       180.0      2.18        2.88
-----------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                      789         944          10.4        14.4      2.66        3.08
Brokered time deposits and negotiable CDs                     1,198         476          11.2         5.9      1.88        2.48
Foreign time deposits                                           470         283           2.4         2.3      1.05        1.63
-----------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                          17,655      17,199         156.1       202.6      2.15        2.85
-----------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                         1,789       1,692           9.9        14.7      1.11        1.75
Federal Home Loan Bank advances                               1,242          16          11.2         0.5      1.80        5.99
Subordinated notes and other long-term debt,
   including preferred capital securities                     3,792       3,403          55.9        62.7      2.97        3.71
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities / Total
        interest expense/rate                                21,494      19,421         233.1       280.5      2.19 %      2.91 %
-----------------------------------------------------------------------------------------------------------------------------------
All other liabilities                                         1,096       1,122
Shareholders' equity                                          2,173       2,307
---------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 27,747    $ 25,739
=================================================================================
Net interest rate spread                                                                                       3.19 %      3.34 %
Impact of non-interest bearing funds on margin                                                                 0.17        0.11
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME (FTE) (1) / MARGIN                                                $ 387.1     $ 344.9      3.36 %      3.45 %
====================================================================================================================================

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

2003 Second Quarter versus 2003 First Quarter

     Provision for loan and lease losses in the second quarter was up $12.3 million, or 34%, from the first quarter due primarily to an $8.1 million provision expense reflecting loan growth, and to a lesser degree higher net charge-offs between periods. The June 30, 2003, ALLL as a percent of period-end loans and leases was 1.79%, up slightly from 1.78% at March 31, 2003. The allowance for loan and lease losses as a percent of non-performing assets increased to 255% at June 30, 2003, from 240% at the end of the immediately preceding quarter.

2003 First Six Months versus 2002 First Six Months

     Provision for loan and lease losses for the first six months was $86.0 million, down $2.8 million, or 3%, reflecting a $6.1 million, or 8%, decline in net charge-offs, partially offset by loan and lease growth.

NON-INTEREST INCOME

2003 Second Quarter versus 2002 Second Quarter

     Non-interest income in the second quarter 2003 was $277.0 million, down $11.8 million, or 4%, from $288.7 million in the year-ago quarter. This decline was driven primarily by a $43.0 million, or 25%, decline in operating lease income as this portfolio runs off due to the fact that all automobile leases originated after April 2002 are direct financing leases. Unlike income on operating leases, the income on direct financing leases is reflected in net interest income. (See Operating Lease discussion.) Excluding operating lease income of $128.6 million and $171.6 million from the current and year-ago quarters, respectively, non-interest income was up $31.3 million, or 27%. (See Table 4.)

     Fee income categories that increased over this period included service charges on deposit accounts, up $5.3 million, or 15%, due to higher NSF and overdraft fees on retail accounts. The gains on sales of automobile loans were $13.5 million in the current quarter. The $9.4 million increase in other income reflected a $4.4 million increase in trading-related revenue, $4.1 million of higher fees from automobile lease terminations, and a $3.2 million increase in the market value of certain equity investments partially offset by declines in other miscellaneous income categories. Securities gains were up $5.9 million from the same period last year. Other service charge income increased $0.8 million, or 8%, reflecting higher transaction-based product fees.

         Fee income categories that decreased included brokerage and insurance income, down $2.7 million, or 16%, primarily due to lower insurance income associated with the sold J. Rolfe Davis Insurance Agency, Inc. Trust services income was down $0.7 million, or 4%, due to a decline in average asset values. Mortgage banking income decreased $0.7 million, or 8%, reflecting an acceleration in the amortization of mortgage servicing rights (MSRs) and a $6.4 million MSR impairment charge in the current quarter versus $0.9 million in the year-ago quarter, partially offset by higher origination-related fees due to the increased volume of mortgage originations. The MSR impairment charge and acceleration in the amortization of MSRs reflected high mortgage prepayment levels as the low interest rate environment continued to produce high refinancing activity. At June 30, 2003, MSRs as a percent of serviced mortgages were 0.72%, down from 1.00% at June 30, 2002. Table 4 shows details of non-interest income for the three and six-month periods ended June 30, 2003 and 2002:

------------------------------------------------------------------------------------------------------------------------
TABLE 4 - NON-INTEREST INCOME

(in thousands of dollars)                                                      THREE MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                                        2003               2002              % Change
------------------------------------------------------------------------------------------------------------------------

Operating lease income                                               $ 128,574          $ 171,617             (25.1)%
Service charges on deposit accounts                                     40,914             35,608              14.9
Trust services                                                          15,580             16,247              (4.1)
Brokerage and insurance income                                          14,196             16,899             (16.0)
Gains on sales of automobile loans                                      13,496                ---              N.M.
Other service charges and fees                                          11,372             10,529               8.0
Bank Owned Life Insurance income                                        11,043             10,722               3.0
Mortgage banking                                                         7,185              7,835              (8.3)
Securities gains                                                         6,887                966              N.M.
Other                                                                   27,704             18,291              51.5
------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                          $ 276,951          $ 288,714              (4.1)%
========================================================================================================================

(in thousands of dollars)                                                        SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                         2003               2002               % Change
-------------------------------------------------------------------------------------------------------------------------

Operating lease income                                               $ 266,767           $ 347,651               (23.3)%
Service charges on deposit accounts                                     80,783              74,423                 8.5
Trust services                                                          30,491              31,748                (4.0)
Brokerage and insurance income                                          29,693              34,504               (13.9)
Gains on sales of automobile loans                                      23,751                 ---                N.M.
Other service charges and fees                                          21,710              21,161                 2.6
Bank Owned Life Insurance income                                        22,180              21,678                 2.3
Mortgage banking                                                        18,310              23,909               (23.4)
Gain on sale of Florida operations                                         ---             182,470                N.M.
Securities gains                                                         8,085               1,423                N.M.
Other                                                                   48,105              32,280                49.0
-------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                          $ 549,875           $ 771,247               (28.7)%
=========================================================================================================================


2003 Second Quarter versus 2003 First Quarter

     Non-interest income of $277.0 million in the second quarter was up $4.0 million, or 1%, from $272.9 million in the first quarter, despite a $9.6 million decline in operating lease income. Excluding operating lease income of $128.6 million from the current quarter and $138.2 million in the 2003 first quarter, non-interest income was up $13.6 million, or 10%.

     Income categories that increased included other income, up $7.3 million. This increase reflected higher fees from the termination of operating lease assets, an increase in the market value of certain equity investments, as well as higher letter of credit fees offset by lower securitization gains. The gains on sales of automobile loans were $3.2 million higher than gains in the first quarter. Securities gains totaled $6.9 million, up $5.7 million from the first quarter. Service charges on deposit accounts increased $1.0 million, or 3%, due to higher retail fees. Other service charges and fees were up $1.0 million, or 10%, reflecting higher transaction-based product fees from the seasonally weak first quarter. Trust services increased $0.7 million, or 4%, due to higher institutional fees.

     Partially offsetting these increases were declines in several fee income categories, including brokerage and insurance income, down $1.3 million, or 8%, due to an 18% decline in annuity sales, though mutual fund sales increased 45%. Mortgage banking income declined $3.9 million, or 35%, from the first quarter reflecting a $6.4 million impairment of MSR in the current quarter, compared with no impairment in the first quarter 2003. Excluding the MSR impairment, mortgage banking income increased $2.5 million, or 22%, reflecting a 34% increase in closed loan production. At June 30, 2003, MSRs as a percent of mortgages serviced for others were 0.72%, down from 0.80% at March 31, 2003.

2003 First Six Months versus 2002 First Six Months

     Non-interest income for the first six months of 2003 was $549.9 million, down $221.4 million, or 29%, from $771.2 million in the comparable year-ago period. This decline reflected the $182.5 million gain from the sale of the Florida banking operations in the year-ago period, as well as an $80.9 million, or 23%, decline in operating lease income as this portfolio runs off. (See Operating Lease discussion.) Excluding the year-ago gain, as well as operating lease income of $266.8 million and $347.7 million from the current and year-ago six-month periods, respectively, non-interest income was up $42.0 million, or 17%.

     Non-interest income categories contributing to the increase included service charges on deposit accounts, up $6.4 million, or 9%; a $6.7 million increase in securities gains; and a $15.8 million increase in other income. The increase in other income was due to a $7.6 million increase in lease termination fees, and a $7.5 million increase in capital markets-related income including trading and sales activities, partially offset by a $3.1 million decrease in standby letter of credit fees related to the implementation of FIN 45, as well as lower other miscellaneous fees. Gains on sales of automobile loans were $23.8 million in the first six months of 2003. Brokerage and insurance income was down $4.8 million, or 14%, and trust services declined $1.3 million, or 4%, reflecting the same factors influencing the declines between second quarters. Mortgage banking income declined $5.6 million, or 23%, reflecting year-to-date MSR impairments totaling $6.4 million in 2003 versus $1.1 million in the year-ago period.

NON-INTEREST EXPENSE

2003 Second Quarter versus 2002 Second Quarter

     Non-interest expense in the second quarter 2003 was $297.0 million, down $26.7 million, or 8%, from $323.7 million in the year-ago quarter. This decline was driven primarily by a $28.8 million, or 22%, decline in operating lease expense as this portfolio runs off. (See Operating Lease discussion.) Excluding operating lease expense of $102.9 million and $131.7 million from the current and year-ago quarters, respectively, non-interest expense was up $2.0 million, or 1%. (See Table 5.) This $2.0 million increase reflected a $6.1 million, or 6%, increase in personnel costs with higher salaries, sales commissions, and benefit expenses each contributing equally to the increase. In the second quarter, Huntington reversed a reserve it had established for payment of bonuses to management under its Long Term Incentive Plan for the cycle covering the years 2000-2002 because it determined that there would be no pay-out under this plan for that cycle. The reversal decreased personnel expenses by $5.3 million in that quarter. Additionally, at the end of the second quarter 2003, Huntington increased its accrual for earned but unpaid salaries of its exempt employees. This accrual increased personnel expenses by $4.9 million. Full-time equivalent staff at the end of June 2003 was 8,093, down slightly from 8,174 at the end of the second quarter last year. Professional services expense increased $2.0 million, or 26%, primarily related to legal and audit expenses associated with the restatement announced in May of this year and costs pertaining to the investigation by the SEC. Also contributing to the increase were higher marketing expenses, up $1.2 million, or 17%.

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

   Table 5 reflects details of non-interest expense for the three and six months ended June 30, 2003 and 2002:

--------------------------------------------------------------------------------------------------------------------------------
TABLE 5 - NON-INTEREST EXPENSE

(in thousands of dollars)                                                                THREE MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003           2002            % Change
---------------------------------------------------------------------------------------------------------------------------------

Personnel costs                                                                 $ 105,242       $ 99,115               6.2 %
Operating lease expense                                                           102,939        131,695             (21.8)
Equipment                                                                          16,341         16,659              (1.9)
Outside data processing and other services                                         16,104         16,592              (2.9)
Net occupancy                                                                      15,377         14,504               6.0
Professional services                                                               9,872          7,864              25.5
Marketing                                                                           8,454          7,231              16.9
Telecommunications                                                                  5,394          5,320               1.4
Printing and supplies                                                               2,253          3,683             (38.8)
Restructuring (releases) charges                                                   (5,315)           ---              N.M.
Other                                                                              20,372         21,083              (3.4)
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                                    $ 297,033      $ 323,746              (8.3)%
=================================================================================================================================

(in thousands of dollars)                                                               SIX MONTHS ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003           2002             % Change
---------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                                 $ 218,331      $ 207,144               5.4 %
Operating lease expense                                                           214,527        272,480             (21.3)
Equipment                                                                          32,753         33,608              (2.5)
Outside data processing and other services                                         32,683         35,031              (6.7)
Net occupancy                                                                      31,986         31,493               1.6
Professional services                                                              19,157         14,294              34.0
Marketing                                                                          15,080         14,234               5.9
Telecommunications                                                                 11,095         11,338              (2.1)
Printing and supplies                                                               5,934          7,520             (21.1)
Restructuring (releases) charges                                                   (6,315)        56,184              N.M.
Other                                                                              37,281         42,016             (11.3)
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                                    $ 612,512      $ 725,342             (15.6)%
=================================================================================================================================


2003 Second Quarter versus 2003 First Quarter

     Non-interest expense of $297.0 million in the current quarter was down $18.4 million, or 6%, from $315.4 million in the first quarter. This decline reflected an $8.6 million, or 8%, decline in operating lease expense as the operating lease portfolio runs off. (See Operating Lease discussion.) Excluding operating lease expense of $102.9 million and $111.6 million from the current and prior quarters, respectively, non-interest expense was down $9.8 million, or 5%.

     Contributing to the $9.8 million decline were lower personnel costs, down $7.8 million, or 7%, due to a combination of lower salaries, benefit, and severance costs. Net occupancy expense decreased $1.2 million, or 7%, as the first quarter results included significant seasonal costs, while printing and supplies costs declined $1.4 million, or 39%. Partially offsetting these declines were increases in a number of expense categories including a $3.5 million, or 20%, increase in other expenses spread across a number of categories. Marketing expense increased $1.8 million, or 28%, with professional services expense up $0.6 million, or 6%, primarily related to legal and audit expenses associated with the restatement announced in May of this year and the investigation by the SEC. Restructuring releases were $4.3 million higher in the second quarter than the immediately preceding quarter.

2003 First Six Months versus 2002 First Six Months

     Non-interest expense for the first six months of 2003 was $612.5 million, down $112.8 million, or 16%, from $725.3 million in the comparable year-ago period. Two items significantly affect this year-over-year comparison. Changes in restructuring reserves for the six month 2003 period represented a net credit, or release, to reserves of $6.3 million compared with $56.2 million of charges in the year-ago period primarily related to the last significant charges associated with the strategic initiatives announced in July 2001, including the sale of the Florida banking operations. The second is a $58.0 million, or 21%, decline in operating lease expense as the portfolio of operating lease assets runs off. (See Operating Lease discussion.) Excluding the impact of restructuring charges and releases, as well as operating lease expense of $214.5 million and $272.5 million from the current and year-ago six-month periods, respectively, non-interest expense was up $7.6 million, or 2%.

     This $7.6 million increase reflected increases of $11.2 million, or 5%, in personnel costs, and a $4.9 million, or 34%, increase in professional services. Partially offsetting these increases were declines of $2.3 million, or 7%, in outside data processing and other services, and a $1.6 million, or 21%, decline in printing and supply costs. These year-to-date changes reflect the same factors influencing comparisons between second quarters. In addition, other expenses declined $4.7 million, or 11%, reflecting lower state and local tax expense and amortization of intangible assets.

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

     Operating lease income, which totaled $128.6 million in the second quarter 2003, represented 46% of non-interest income in that quarter. Operating lease income was down $43.0 million, or 25%, from the year-ago quarter and $9.6 million, or 7%, from the first quarter 2003, reflecting declines in average operating leases of 36% and 13%, respectively. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 25% and 8%, respectively, from the year-ago and first quarter. Fees declined 24% and 4%, respectively, from the year-ago and prior quarters. Recoveries from early terminations declined 31% from the year-ago quarter, but were up 16% from the first quarter.

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

     For the first six months of 2003, operating lease income totaled $266.8 million, compared with $347.7 million for the same period last year. This decline reflected 33% lower average operating lease balances for the comparable periods. Net rental income and fees were down 23% and 22%, respectively, from a year ago. Recoveries from early terminations declined nearly 35%. Operating lease expense declined from $272.5 million for the six-month period last year to $214.5 million. Losses on early terminations declined almost 16% from $28.3 million in the year-ago six month period to $23.9 million this year.

     Losses on operating lease assets consist of residual losses at termination and losses on early terminations. Residual losses arise if the ultimate value or sales proceeds from the automobile are less than Black Book value, which represents the insured amount under the company's residual value insurance policies. This situation may occur due to excess wear-and-tear or excess mileage not collected from the lessee. Losses on early terminations occur when a lessee, due to credit or other reasons, turns in the automobile before the end of the lease term. A loss is realized if the automobile is sold for a value less than the net book value at the date of turn-in. Such losses are not covered by the residual value insurance policies. To the extent the company is successful in collecting any deficiency from the lessee, amounts received are recorded as recoveries from early terminations.

     Table 6 details operating lease assets performance for the three and six months ended June 30, 2003 and 2002:

----------------------------------------------------------------------------------------
 TABLE 6 - OPERATING LEASE ASSETS PERFORMANCE

                                                      THREE MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------
                                                  2003          2002         % Change
----------------------------------------------------------------------------------------

BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding     $  1,802      $  2,842        (36.6) %

INCOME STATEMENT (IN THOUSANDS)

 Net rental income                              $120,502      $160,658        (25.0) %
 Fees                                              5,414         7,108        (23.8)
 Recoveries - early terminations                   2,658         3,851        (31.0)
----------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME            128,574       171,617        (25.1)
----------------------------------------------------------------------------------------

 Depreciation and residual losses at termination  91,387       119,941        (23.8)
 Losses - early terminations                      11,552        11,754         (1.7)
----------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE           102,939       131,695        (21.8)
----------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION               $25,635      $ 39,922        (35.8) %
----------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                            26.75%        22.61%
     Depreciation                                 20.29%        16.88%

 (1) As a percent of average operating lease assets, quarterly amounts annualized.


                                                       SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------
                                                  2003          2002         % Change
----------------------------------------------------------------------------------------

BALANCE SHEET (IN MILLIONS)

 Average operating lease assets outstanding     $  1,939      $  2,909        (33.3) %

INCOME STATEMENT (IN THOUSANDS)

 Net rental income                              $250,776      $325,827        (23.0) %
 Fees                                             11,047        14,241        (22.4)
 Recoveries - early terminations                   4,944         7,583        (34.8)
----------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME            266,767       347,651        (23.3)
----------------------------------------------------------------------------------------

 Depreciation and residual losses at termination 190,670       244,185        (21.9)
 Losses - early terminations                      23,857        28,295        (15.7)
----------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE           214,527       272,480        (21.3)
----------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION              $ 52,240      $ 75,171        (30.5) %
----------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                            25.87%        22.40%
     Depreciation                                 19.67%        16.79%

 (1) As a percent of average operating lease assets, six-month amounts annualized.

INCOME TAXES

     Income taxes in the second quarter 2003 were $36.7 million and represented an effective tax rate on income before taxes of 27.5%. This was up $12.3 million from the year-ago quarter primarily due to higher pre-tax income, as the effective tax rate in the year-ago quarter was lower at 25.6%. The effective tax rate in the first quarter 2003 was 25.0%. Each quarter, taxes for the full year are re-estimated and year-to-date tax accrual adjustments are made. A number of factors, such as year-to-date adjustments, can result in fluctuations in quarterly effective tax rates.

     For the first six months of 2003, income taxes were $67.3 million and represented an effective tax rate on income before taxes of 26.3%. This was down $82.4 million from the comparable year-ago period in which the effective tax rate was 47.3%, reflecting the fact that most of the goodwill relating to the Florida operations sold in the first quarter of 2002 was not deductible for tax purposes.

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

LOAN AND LEASE COMPOSITION

     Table 7 shows the period-end loan portfolio by loan type and business segment:

--------------------------------------------------------------------------------------------------------------------------
TABLE 7 - LOAN AND LEASE COMPOSITION

--------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                               JUNE 30, 2003          December 31, 2002          June 30, 2002
------------------------------------------------------------------------  ------------------------  ----------------------
BY TYPE                                             BALANCE        %          Balance        %          Balance        %
--------------------------------------------------------------------------------------------------------------------------
Commercial                                         $ 5,532        29.0        $ 5,606       30.2        $ 5,593      33.4
Commercial real estate                               3,951        20.7          3,729       20.1          3,529      21.0
--------------------------------------------------------------------------------------------------------------------------
     Total Commercial and
        Commercial Real Estate                       9,483        49.7          9,335       50.3          9,122      54.4
--------------------------------------------------------------------------------------------------------------------------
Consumer

     Automobile loans                                2,367        12.4          3,042       16.4          2,603      15.5
     Automobile direct financing leases              1,481         7.8            874        4.7            270       1.6
     Home equity                                     3,436        18.0          3,198       17.2          2,988      17.8
     Residential mortgage                            1,915        10.0          1,741        9.4          1,374       8.2
     Other loans                                       378         2.1            397        2.0            410       2.5
--------------------------------------------------------------------------------------------------------------------------
     Total Consumer                                  9,577        50.3          9,252       49.7          7,645      45.6
--------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS AND LEASES                            $19,060       100.0        $18,587      100.0        $16,767     100.0
==========================================================================================================================
By Business Segment
---------------------------------------------
 Regional Banking
    Central Ohio / West Virginia                    $4,876        25.6        $ 4,812       25.9        $ 4,591      27.4
    Northern Ohio                                    2,712        14.2          2,600       14.0          2,727      16.3
    Southern Ohio / Kentucky                         1,547         8.1          1,502        8.1          1,434       8.6
    West Michigan                                    1,967        10.3          1,866       10.0          1,838      11.0
    East Michigan                                    1,225         6.4          1,189        6.4          1,055       6.3
    Indiana                                            729         3.8            681        3.7            683       4.1
--------------------------------------------------------------------------------------------------------------------------
       Total Regional Banking                       13,056        68.4         12,650       68.1         12,328      73.7
--------------------------------------------------------------------------------------------------------------------------
 Dealer Sales                                        4,624        24.3          4,711       25.3          3,467      20.7
 Private Financial Group                             1,181         6.2          1,062        5.7            866       5.2
 Treasury / Other                                      199         1.1            164        0.9            106       0.4
--------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS AND LEASES                            $19,060       100.0        $18,587      100.0        $16,767     100.0
==========================================================================================================================

NET CHARGE-OFFS

     Net charge-offs in the second quarter and first six months of 2003 were $41.1 million and $73.9 million, respectively, and represented an annualized 0.85% and 0.77% of average loans and leases. For the same respective periods in the prior year, net charge-offs were $37.0 million, or 0.90%, and $80.0 million, or 0.94%. Table 8 reflects net charge-offs and annualized net charge-offs as a percent of average loans and leases by type of loan:

---------------------------------------------------------------------------------------------------------------------------
TABLE 8 - NET LOAN AND LEASE CHARGE-OFFS

---------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                           2003           2002                      2003           2002
---------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS
---------------------------------------------------------------------------------------------------------------------------
Commercial                                             $ 26,546       $ 21,528                  $ 41,450        $41,114
Commercial real estate                                      607          2,037                     1,153          6,020
---------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                             27,153         23,565                    42,603         47,134
---------------------------------------------------------------------------------------------------------------------------
Consumer

   Automobile loans                                       7,524          7,356                    18,147         20,115
   Automobile direct financing leases                     1,422            498                     2,342            498
   Home equity loans                                      3,671          3,096                     7,724          7,046
   Residential mortgage                                     267            555                       412            677
   Other loans                                            1,019          1,927                     2,664          4,499
---------------------------------------------------------------------------------------------------------------------------
      Total consumer                                     13,903         13,432                    31,289         32,835
---------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                  $ 41,056       $ 36,997                  $ 73,892        $79,969
===========================================================================================================================


ANNUALIZED NET CHARGE-OFFS AS A %
   OF AVERAGE LOANS AND LEASES
------------------------------------------------
Commercial                                                1.89 %          1.54 %                  1.47 %          1.41 %
Commercial real estate                                    0.06            0.23                    0.06            0.34
---------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                              1.14            1.04                    0.90            1.00
---------------------------------------------------------------------------------------------------------------------------
Consumer
   Automobile loans                                       1.06            1.15                    1.23            1.53
   Automobile direct financing leases                     0.44            1.22                    0.40            0.78
   Home equity loans & lines of credit                    0.44            0.43                    0.47            0.46
   Residential mortgage                                   0.06            0.16                    0.04            0.11
   Other loans                                            1.08            1.86                    1.39            2.00
---------------------------------------------------------------------------------------------------------------------------
      Total consumer                                      0.57            0.72                    0.65            0.87
---------------------------------------------------------------------------------------------------------------------------
ANNUALIZED NET CHARGE-OFFS AS A %
   OF AVERAGE LOANS AND LEASES                            0.85 %          0.90 %                  0.77 %          0.94 %
===========================================================================================================================

     Commercial charge-offs totaled $26.5 million, or an annualized 1.89% of average commercial loans, for the second quarter 2003, up from $21.5 million, or 1.54%, in the year-ago quarter, and $14.9 million, or 1.06%, from the first quarter 2003. The primary driver of this increase was the charge-off of one of the second quarter's new non-performing assets, and which accounted for 45% of total commercial charge-offs in the recent quarter. Total consumer net charge-offs were $13.9 million, or an annualized 0.57% of average consumer loans, during the second quarter 2003. This compares with $13.4 million, or 0.72%, in the second quarter of last year and $17.4 million, or 0.73%, in the first quarter 2003. The recent decline from the first quarter was driven by a $3.1 million, or 29%, drop in automobile loan net charge-offs, from 1.38% to 1.06%. Automobile direct financing lease net charge-offs totaled $1.4 million, or 0.44%, in the second quarter 2003 versus $0.5 million, or 1.22%, and $0.9 million, or 0.37%, for the second quarter 2002 and first quarter 2003, respectively. As this lease portfolio is new and rapidly growing, management anticipates that it may take a year or two to reach a mature, stable net charge-off run rate, and therefore, the net charge-off ratio is likely to increase over this period.

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

         Table 9 summarizes NPAs at the end of each of the recent five quarters in addition to 90 day past due information:

TABLE 9 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES

-------------------------------------------------------------------------------------------------------------------------
                                                              2003                                2002
-----------------------------------------------------------------------------  ------------------------------------------
(in thousands)                                      SECOND         FIRST          FOURTH         THIRD         SECOND
-------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases:
   Commercial                                         $86,021        $94,754        $91,861      $ 147,392     $ 156,252
   Commercial real estate                              22,398         22,585         26,765         47,537        45,795
   Residential mortgage                                11,735          9,302          9,443          8,488         8,776
-------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases                     120,154        126,641        128,069        203,417       210,823
Renegotiated loans                                        ---            ---            ---             37         1,268
-------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS AND LEASES                 120,154        126,641        128,069        203,454       212,091
Other real estate, net                                 13,568         14,084          8,654         10,675        11,146
-------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                          $133,722      $ 140,725      $ 136,723      $ 214,129     $ 223,237
========================================================================================================================
Non-performing loans and leases as a %
  of total loans and leases                             0.63%          0.67%          0.69%          1.14%         1.26%
Non-performing assets as a % of total
   loans and leases and other real estate               0.70%          0.74%          0.74%          1.20%         1.33%

ACCRUING LOANS AND LEASES PAST DUE
  90 DAYS OR MORE                                     $55,287        $57,241        $61,526       $ 57,337       $47,663
========================================================================================================================


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

     Loans and leases past due ninety days or more and still accruing interest at the end of the second quarter of 2003 were $55.3 million versus $47.7 million at the end of the same period a year ago. These past due loans and leases represented 0.29% and 0.28% of total loans and leases at the end of the second quarter of 2003 and 2002, respectively. At March 31, 2003, these loans and leases amounted to $57.2 million and represented 0.30% of total loans and leases. Table 10 reflects the change in NPAs for the recent five quarters:

------------------------------------------------------------------------------------------------------------------------
TABLE 10 - NON-PERFORMING ASSET ACTIVITY
------------------------------------------------------------------------------------------------------------------------
                                                              2003                                2002
-----------------------------------------------------------------------------  -----------------------------------------
(in thousands)                                       SECOND          FIRST         FOURTH         THIRD         SECOND
------------------------------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD                                 $140,725       $136,723       $214,129      $223,237      $ 225,530
New non-performing assets                             83,104         48,359         65,506        47,275         73,002
Returns to accruing status                            (9,866)        (5,993)       (12,658)         (380)          (337)
Loan and lease losses                                (30,204)       (17,954)       (72,767)      (25,480)       (28,297)
Payments                                             (26,831)       (15,440)       (28,500)      (26,308)       (44,303)
Sales                                                (23,206)        (4,970)       (28,987)       (4,215)        (2,358)
------------------------------------------------------------------------------------------------------------------------
END OF PERIOD                                       $133,722       $140,725       $136,723      $214,129      $ 223,237
========================================================================================================================


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

     Table 11 reflects the activity in the ALLL for the recent five quarters. The $3.5 million and $3.0 million allowance of sold loans in the second and first quarters of 2003 related to the $567 million and $556 million of automobile loans sold in the respective quarters. The $1.3 million of allowance related to purchased loans in the third quarter of last year was attributed to the LeaseNet acquisition.

--------------------------------------------------------------------------------------------------------------------------
TABLE 11 - ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS
--------------------------------------------------------------------------------------------------------------------------
                                                       2003                                    2002
---------------------------------------------------------------------------  ---------------------------------------------
(in thousands)                                  SECOND           FIRST          FOURTH         THIRD         SECOND
--------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, BEGINNING OF PERIOD                $ 337,017        $336,648       $371,033        $351,696       $340,851
Loan and lease losses                           (49,985)        (40,265)       (93,890)        (43,748)       (45,728)
Recoveries                                        8,929           7,429         10,732           9,963          8,731
--------------------------------------------------------------------------------------------------------------------------
   Net loan and lease losses                    (41,056)        (32,836)       (83,158)        (33,785)       (36,997)
--------------------------------------------------------------------------------------------------------------------------
Provision for loan and lease losses              49,193          36,844         51,236          54,304         49,876
Allowance of (sold) purchased loans              (3,477)         (2,981)           ---           1,264            ---
Allowance of securitized loans                     (730)           (658)        (2,463)         (2,446)        (2,034)
--------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, END OF PERIOD                      $ 340,947        $337,017       $336,648        $371,033       $351,696
==========================================================================================================================
Allowance for loan and lease losses
 as a percent of:
   Total loans and leases                          1.79 %          1.78 %         1.81 %          2.08 %         2.10 %
   Non-performing loans and leases                283.8           266.1          262.9           182.4          165.8
   Non-performing assets                          255.0           239.5          246.2           173.3          157.5


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

     When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model parallel shifts in the yield curve resulting in a gradual 200 basis point increase/decrease in rates over the next twelve-month period. However, at December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was reported because a 200 basis point decrease in the interest rate curve was not feasible given the overall low level of interest rates. At June 30, 2003, that scenario modeled net interest income by approximately 0.8% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. This was relatively unchanged from the negative impact to net interest income generated by the same 200 basis point scenario at the end of 2002. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

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

     The primary measurement for EVE risk assumes an immediate and parallel increase in rates of 200 basis points. At June 30, 2003, the model indicated that such an increase in rates would be expected to reduce the EVE by approximately 1.4% compared with an estimated negative impact of approximately 3.8% at December 31, 2002.

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

     Deposits are Huntington's primary source of funding, and represent 65% of total assets of which 91% were provided by the Regional Banking segment. Table 12 details the types and sources of deposits by business segment at June 30, 2003, and compares these balances by type and source to balances at December 31, 2002 and June 30, 2002:

--------------------------------------------------------------------------------------------------------------------------
TABLE 12 - DEPOSIT LIABILITIES
--------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                             JUNE 30, 2003            December 31, 2002           June 30, 2002
-------------------------------------------------------------------------  -----------------------------------------------
BY TYPE                                            BALANCE         %          Balance         %         Balance        %
--------------------------------------------------------------------------------------------------------------------------
Demand deposits
     Non-interest bearing                          $ 3,110       16.9        $ 3,074       17.6        $ 2,770       16.4
     Interest bearing                                6,332       34.5          5,374       30.7          5,105       30.3
Savings deposits                                     3,085       16.8          2,851       16.3          2,839       16.8
Other domestic time deposits                         3,400       18.5          3,956       22.6          4,239       25.2
--------------------------------------------------------------------------------------------------------------------------
     Total Core Deposits                            15,927       86.7         15,255       87.2         14,953       88.7
--------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of
   $100,000 or more                                    826        4.5            732        4.2            765        4.5
Brokered and negotiable CDs                          1,227        6.7          1,093        6.2            849        5.0
Foreign time deposits                                  391        2.1            419        2.4            294        1.8
--------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                                $18,371      100.0       $ 17,499      100.0       $ 16,861      100.0
==========================================================================================================================

BY BUSINESS SEGMENT
-----------------------------------------
Regional Banking
   Central Ohio / West Virginia                    $ 6,223       33.9        $ 5,361       30.6        $ 5,295       31.4
   Northern Ohio                                     3,692       20.1          3,602       20.6          3,391       20.1
   Southern Ohio / Kentucky                          1,412        7.7          1,365        7.8          1,344        8.0
   West Michigan                                     2,582       14.1          2,402       13.7          2,557       15.2
   East Michigan                                     2,079       11.3          1,962       11.2          1,931       11.5
   Indiana                                             640        3.4            613        3.5            603        3.6
--------------------------------------------------------------------------------------------------------------------------
      Total Regional Banking                        16,628       90.5         15,305       87.4         15,121       89.8
--------------------------------------------------------------------------------------------------------------------------
Dealer Sales                                            67        0.4             59        0.3             50        0.3
Private Financial Group                              1,027        5.6            924        5.3            826        4.9
Treasury / Other                                       649        3.5          1,211        7.0            864        5.0
--------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                                     $18,371      100.0       $ 17,499      100.0       $ 16,861      100.0
==========================================================================================================================

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

CAPITAL

     Capital is managed at each legal subsidiary based upon the respective risks and growth opportunities, as well as regulatory requirements. Huntington places significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders.

     Shareholders' equity increased $46 million for the recent quarter and $12 million during the first six months of 2003 but declined $62 million from June 30, 2002. The increase was less for the six-month period in 2003 primarily due to the repurchase of 4.3 million common shares at a value of $81.1 million in the 2003 first quarter. In February 2002, the Board of Directors authorized a common share repurchase program for up to 22 million common shares and canceled the previously existing authorization. Under this authorization, a total of 19.4 million common shares were repurchased: 19.2 million in 2002, including 8.8 million common shares purchased in the first six months of 2002, and 0.2 million in the 2003 first quarter. In mid-January 2003, the Board of Directors authorized a new common share repurchase program, canceling the 2.6 million common shares remaining under the February 2002 authorization, and approved a new common share repurchase authorization for up to 8.0 million common shares. Under this authorization, 4.1 million common shares were repurchased in the 2003 first quarter, leaving 3.9 million common shares remaining for repurchase at June 30, 2003.

     Average equity to average assets in the second quarter of 2003 was 7.67% versus 9.14% for the same period last year. Tangible period-end equity to period-end assets, which excludes intangible assets, was 7.07% at the end of June 2003, down from 8.17% a year earlier. The high tangible equity to asset ratio in the year-ago quarter reflected excess capital generated from the sale of the Florida operations in the first quarter 2002. Management has a longer-term targeted tangible equity to asset ratio of 7.00%, given the current asset mix and risk profile.

     Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, risk-adjusted assets, and its tangible equity to assets ratio for the recent five quarters are shown in Table 13:

--------------------------------------------------------------------------------------------------------------------------
TABLE 13 - END OF PERIOD CAPITAL DATA
--------------------------------------------------------------------------------------------------------------------------
                                                                 2003                             2002
---------------------------------------------------------------------------------  ---------------------------------------
(in millions)                                            SECOND          FIRST        FOURTH         THIRD        SECOND
--------------------------------------------------------------------------------------------------------------------------
Total risk-adjusted assets                               $27,570        $27,437       $27,132       $26,226       $25,200

Tier 1 risk-based capital ratio                            8.32%          8.13%         8.32%         8.82%         9.42%
Total risk-based capital ratio                            11.11%         11.00%        11.22%        11.78%        12.46%
Tier 1 leverage ratio                                      8.25%          8.22%         8.48%         9.05%         9.60%

Tangible equity / asset ratio                              7.06%          7.01%         7.22%         7.64%         8.17%


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

     Table 14 details the cash dividends that were declared in the first quarter 2003 and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes):

--------------------------------------------------------------------------------------------------------------------------
TABLE 14 - QUARTERLY STOCK SUMMARY
--------------------------------------------------------------------------------------------------------------------------
                                                       2003                                      2002
--------------------------------------------------------------------------  ----------------------------------------------
                                               SECOND          FIRST            FOURTH          THIRD           SECOND
--------------------------------------------------------------------------------------------------------------------------
High                                         $   21.540       $   19.800       $   19.980      $    20.430      $   21.770
Low                                              18.030           17.780           16.160           16.000          18.590
Close                                            19.510           18.590           18.710           18.190          19.420
Average daily closing price                      19.790           18.876           18.769           19.142          20.089
Cash dividends declared                      $     0.16       $     0.16       $     0.16      $      0.16      $     0.16


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

--------------------------------------------------------------------------------------------------------------------------
TABLE 15 - REGIONAL BANKING
--------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
--------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2003           2002             2003            2002
--------------------------------------------------------------------------------------------------------------------------
Net interest income                                              $148,127       $ 141,978        $292,280       $ 282,276
Provision for loan and lease losses                                40,525          36,844          64,066          59,819
Non-interest income                                                71,836          64,270         143,432         130,611
Non-interest expense                                              141,029         131,915         279,069         257,467
--------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                           38,409          37,489          92,577          95,601
Income taxes                                                       13,443          13,121          32,402          33,460
--------------------------------------------------------------------------------------------------------------------------
Operating earnings                                               $ 24,966        $ 24,368        $ 60,175        $ 62,141
==========================================================================================================================

     Regional Banking's operating earnings were $25.0 million for the second quarter 2003, an increase of 2% from $24.4 million for the same period a year ago. For the six months ended June 30, 2003 and 2002, operating earnings was $60.2 million and $62.1 million, respectively.

     Net interest income in the second quarter 2003 was up $6.1 million, or 4%, over the prior-year quarter. The increase reflected a 7% increase in average loans and a 4% increase in average deposits. The increase was largely attributed to increased mortgage loan balances, which reflected robust refinancing activity. The net interest income on other loan and deposit growth was largely offset by continued rate declines and the resulting repricing impact of loans and deposits. Further margin compression resulted from the lower interest rate environment and the inability to pass along lower rates to deposit customers.

     Total average loans for the 2003 second quarter increased 7% to $13.0 billion from $12.2 billion in the year-ago quarter. Consumer loans grew 16% in the comparable periods, most notably in home equity loans and lines, as well as residential mortgage loans, which were up 14% and 28%, respectively. Business banking loans, including commercial and industrial real estate loans, which are a continued strategic focus of this segment, grew 6%. Average total deposits for the second quarter 2003 were up $635 million, or 4%, from the same period a year ago. This increase reflected a 12% increase in commercial demand deposits. Retail CDs, which continue to be a relatively expensive source of funds, were de-emphasized in the company's deposit generation strategies. Excluding retail CDs, this segment's average core deposits increased 14%.

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

     Non-interest income for the second quarter 2003 was up $7.6 million, or 12%, from the year-ago quarter. Increased fee based revenue was driven by deposit service charges, electronic banking, and mortgage banking revenue, despite $6.4 million of mortgage servicing rights impairment recognized in the second quarter of 2003, versus $1.1 million in the year-ago quarter. Standby letters of credit income was down, due to the January 1, 2003 adoption of FASB Interpretation No. 45 (see Note 2 to Huntington's unaudited consolidated financial statements). Revenue generated from sales referrals from investment in insurance products is included in Regional Banking's non-interest income as fee sharing. Second quarter referrals generated $4.3 million of higher fee sharing revenue versus the second quarter of last year.

     Non-interest expense for the 2003 second quarter was $141.0 million, up $9.1 million, or 7%, from the second quarter of 2002. The increase is due primarily to personnel, occupancy and equipment expense. The increase in salaries and benefits is reflective of investment in our management team and volume related increases in performance based incentive compensation. Partially offsetting these increases were decreases in printing and supplies, charge card processing, and lower operating losses.

     Regional Banking contributed 46% and 27% of total revenues and total operating earnings, respectively, in the second quarter of 2003, and represented 52% of total assets and 91% of total deposits at June 30, 2003.

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

-------------------------------------------------------------------------------------------------------------------------
TABLE 16 - DEALER SALES

-------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2003           2002             2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $ 11,631        $ (3,496)        $ 27,252      $ (11,575)
Provision for loan and lease losses                                9,191          10,737           20,576         19,737
Non-interest income                                              153,266         179,807          311,676        360,758
Non-interest expense                                             124,513         153,005          257,731        313,028
-------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                          31,193          12,569           60,621         16,418
Income taxes                                                      10,918           4,399           21,218          5,746
-------------------------------------------------------------------------------------------------------------------------
Operating earnings                                              $ 20,275         $ 8,170         $ 39,403       $ 10,672
=========================================================================================================================

     Dealer Sales operating earnings were $20.3 million in the second quarter 2003, up from $8.2 million for the year-ago quarter. For the six months, operating earnings was $39.4 million for 2003, up from $10.7 million for 2002.

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

     Net interest income was $11.6 million in the recent quarter, an increase of $15.1 million from a loss of $3.5 million in the second quarter of 2002. This increase reflected growth in average loan and direct financing lease balances from $2.7 billion in 2002 to $4.1 billion in 2003. This change in average balances was due primarily to direct financing leases, which accounted for $1.1 billion of the increase. The margin was also reduced by a $10.0 million charge to interest expense associated with unwinding funding related to the loans sold in the second quarter and $6.0 million related to loans sold in the first quarter.

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

     Total non-interest income declined $26.5 million to $153.3 million for the second quarter 2003 from $179.8 for the same period last year. This reflected a $43.0 million decline in operating lease income from the second quarter 2002 compared with the current year's second quarter, partially offset by a gain of $13.5 million on the sale of $567 million of automobile loans in the second quarter of 2003. Excluding operating lease income in the second quarter of 2003 and 2002 of $128.6 million and $171.6 million, respectively, as well as the $13.5 million gain on sale of automobile loans in the 2003 second quarter, noninterest income was up $3.0 million, or 36%.

     A decline in operating lease expense of $28.8 million in a year-over-year comparison for the second quarter drove non-interest expense down to $124.5 million for the second quarter 2003 from $153.0 million for the year ago quarter. Excluding operating lease expense of $102.9 million in the 2003 second quarter and $131.7 million in the year-ago quarter, non-interest expense was up $0.3 million, or 1%.

     Dealer Sales contributed 34% of total second quarter 2003 revenues, 22% of total operating earnings in the second quarter of 2003, and represented 23% of total assets at June 30, 2003.

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

-------------------------------------------------------------------------------------------------------------------------
TABLE 17 - PRIVATE FINANCIAL GROUP

-------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2003            2002            2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                              $ 9,794         $ 8,917         $ 19,312       $ 16,695
Provision for loan losses                                           (458)            447            1,454          2,036
Non-interest income                                               27,847          28,634           55,057         55,376
Non-interest expense                                              25,886          25,116           52,502         50,672
-------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                          12,213          11,988           20,413         19,363
Income taxes                                                       4,275           4,185            7,145          6,766
-------------------------------------------------------------------------------------------------------------------------
Operating earnings                                               $ 7,938         $ 7,803         $ 13,268       $ 12,597
=========================================================================================================================

     Operating earnings in the second quarter 2003 were $7.9 million, compared with $7.8 million for the second quarter 2002 as improvement in net interest income and provision for loan losses were offset by lower non-interest income (net of fee sharing to Regional Banking) and higher non-interest expense. On a year-to-date basis, operating earnings was $13.3 million for 2003, up slightly from $12.6 million in the same period of 2002.

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

     Private Financial Group contributed 8% of both total revenues and total operating earnings in the second quarter of 2003, and represented 5% and 6% of total assets and total deposits at June 30, 2003, respectively.

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

-------------------------------------------------------------------------------------------------------------------------
TABLE 18 - TREASURY / OTHER
-------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                          2003            2002            2003            2002
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $ 32,889        $ 32,862         $ 65,356       $ 62,010
Provision for loan losses                                            (65)          1,848              (59)         2,108
Non-interest income                                               24,002          13,293           39,710         28,689
Non-interest expense                                               9,060          11,835           27,315         27,781
-------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                          47,896          32,472           77,810         60,810
Income taxes                                                       8,040           2,367            6,541          3,145
-------------------------------------------------------------------------------------------------------------------------
Operating earnings                                              $ 39,856        $ 30,105         $ 71,269       $ 57,665
=========================================================================================================================

     Treasury / Other's operating earnings were $39.9 million and $71.3 million in the second quarter and first half of 2003, respectively, up from last year's respective operating earnings of $30.1 million and $57.7 million. Net interest income for the recent three months was flat compared to the same period last year despite transfer pricing charges made to the Dealer Sales line of business for the early termination of funding related to the aforementioned June and March 2003 sales of automobile loans.

     Provision for loan and lease loss activity is related to the Capital Markets Group, which provides mezzanine loans to customers. This particular group manages certain loans, which require a level of ALLL that, in management's judgment, is sufficient to cover losses inherent in the portfolio.

     Non-interest income for 2003 second quarter was $24.0 million compared with $13.3 million for the same period a year ago. Higher securities gains and income from trading activities were the primary drivers for this increase. Non-interest expense for the recent quarter was down $2.8 million from the second quarter last year. This decline reflected higher allocated expenses to other lines of business due to methodology changes.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Huntington's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Huntington's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington's disclosure controls and procedures are effective.

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

     10.  Material contracts:

          (a)* Sixth Amendment to the Huntington Bancshares Incorporated 1990 Stock Option Plan, previously filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

          (b)* Fourth Amendment to the Amended and Restated Huntington Bancshares Incorporated 1994 Stock Option Plan, previously filed as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

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

          3. A report on Form 8-K, dated June 26, 2003, was filed under report item numbers 5 and 7, concerning the staff of the Securities and Exchange Commission (SEC) conducting a formal investigation of Huntington.

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

                       Huntington Bancshares Incorporated
                       ----------------------------------
                                  (Registrant)


Date:    November 14, 2003                 /s/ Thomas E. Hoaglin
                                          ------------------------------------------
                                               Thomas E. Hoaglin
                                               Chairman, Chief Executive Officer and
                                               President




Date:    November 14, 2003                /s/ Michael J. McMennamin
                                          -----------------------------------------------------
                                              Michael J. McMennamin
                                              Vice Chairman, Chief Financial Officer and
                                              Treasurer (Principal Financial Officer)