Form 10-Q
period 2003-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2003-11-14
CIK 49196

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

 Yes   X                No
     ======                =======


There were 228,885,228 shares of Registrant's without par value common stock outstanding on October 31, 2003.

                       HUNTINGTON BANCSHARES INCORPORATED

                                      INDEX


PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Consolidated Balance Sheets -
                 September 30, 2003 and 2002 and December 31, 2002                                 3

                 Consolidated Statements of Income -
                 For the three and nine months ended September 30, 2003 and 2002                   4

                 Consolidated Statements of Changes in Shareholders' Equity -
                 For the nine months ended September 30, 2003 and 2002                             5

                 Consolidated Statements of Cash Flows -
                 For the nine months ended September 30, 2003 and 2002                             6

                 Notes to Unaudited Consolidated Financial Statements                              7

Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                     18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                            47

Item 4.     Controls and Procedures                                                               47


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                      47-48

Signatures                                                                                        49

 PART 1. FINANCIAL INFORMATION
 FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEETS

                                                              September 30,         December 31,         September 30,
 (in thousands)                                                   2003                  2002                 2002
-------------------------------------------------------------------------------------------------------------------------
                                                               (Unaudited)           (Restated)           (Unaudited)
                                                                                                          (Restated)
ASSETS
Cash and due from banks                                             $ 775,423             $ 969,483          $ 1,014,713
Interest bearing deposits in banks                                     37,857                37,300               33,700
Trading account securities                                                415                   241                3,225
Federal funds sold and securities
     purchased under resale agreements                                 87,196                49,280               64,574
Loans held for sale                                                   411,792               528,379              369,724
Securities available for sale - at fair value                       4,278,385             3,403,369            3,235,546
Investment securities - fair value $5,235, $7,725 and
     $9,925, respectively                                               5,090                 7,546                9,733
Total loans and direct financing leases                            21,172,747            18,587,403           17,846,897
     Less allowance for loan and lease losses                         370,135               336,648              371,033
-------------------------------------------------------------------------------------------------------------------------
Net loans and direct financing leases                              20,802,612            18,250,755           17,475,864
-------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                              1,454,590             2,200,525            2,455,165
Bank owned life insurance                                             917,261               886,214              875,492
Premises and equipment                                                338,863               341,366              339,984
Goodwill and other intangible assets                                  217,212               218,567              218,424
Customers' acceptance liability                                         9,208                16,745               18,340
Accrued income and other assets                                       759,282               620,355              598,402
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 30,095,186          $ 27,530,125         $ 26,712,886
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits                                                   $ 18,833,856          $ 17,499,326         $ 17,117,811
Short-term borrowings                                               1,400,047             2,141,016            2,220,022
Federal Home Loan Bank advances                                     1,273,000             1,013,000              613,000
Subordinated notes                                                    791,045               738,678              893,168
Other long-term debt                                                4,269,288             2,495,123            2,187,750
Company obligated mandatorily redeemable preferred
  capital securities of subsidiary trusts holding solely
   junior subordinated debentures of the Parent Company                   ---               300,000              300,000
Bank acceptances outstanding                                            9,208                16,745               18,340
Accrued expenses and other liabilities                              1,277,286             1,136,444            1,121,174
-------------------------------------------------------------------------------------------------------------------------
     Total Liabilities                                             27,853,730            25,340,332           24,471,265
-------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
     Preferred stock - authorized 6,617,808 shares;
          none outstanding                                                ---                   ---                  ---
     Common stock - without par value; authorized
          500,000,000 shares; issued 257,866,255
          shares; outstanding 228,869,936, 232,878,851,
          and 237,544,288 shares, respectively                      2,482,370             2,484,421            2,486,345
     Less 28,996,319, 24,987,404, and 20,321,967
          treasury shares, respectively                              (550,766)             (475,399)            (391,550)
     Accumulated other comprehensive income                            25,865                62,300               60,556
     Retained earnings                                                283,987               118,471               86,270
-------------------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                     2,241,456             2,189,793            2,241,621
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 30,095,186          $ 27,530,125         $ 26,712,886
=========================================================================================================================


See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                           2003             2002           2003              2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Restated)                       (Restated)
Interest and fee income
     Loans and leases                                               $278,494         $273,462      $ 815,842         $ 813,631
     Securities                                                       42,510           45,800        126,621           135,005
     Other                                                            12,316            4,915         28,196            15,126
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                333,320          324,177        970,659           963,762
-------------------------------------------------------------------------------------------------------------------------------
     Deposits                                                         67,565           94,647        223,658           297,236
     Short-term borrowings                                             2,992            6,524         12,864            21,190
     Federal Home Loan Bank advances                                   5,883            1,176         17,102             1,646
     Subordinated notes and other long-term debt
        including preferred capital securities                        36,409           30,565         92,364            93,295
-------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                               112,849          132,912        345,988           413,367
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  220,471          191,265        624,671           550,395
Provision for loan and lease losses                                   51,615           54,304        137,652           143,190
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                                168,856          136,961        487,019           407,205
-------------------------------------------------------------------------------------------------------------------------------
Operating lease income                                               117,624          160,164        384,391           507,815
Service charges on deposit accounts                                   42,294           37,706        123,077           112,129
Trust services                                                        15,365           14,997         45,856            46,745
Brokerage and insurance income                                        13,807           13,664         43,500            48,168
Other service charges and fees                                        10,499           10,837         32,209            31,998
Bank Owned Life Insurance income                                      10,438           10,723         32,618            32,401
Mortgage banking                                                      30,193            2,594         48,503            26,503
Gain on sale of Florida operations                                       ---              ---            ---           182,470
Merchant Services gain                                                   ---           24,550            ---            24,550
Gain on sales of automobile loans                                        ---              ---         23,751               ---
Gain on sale of branch offices                                        13,112              ---         13,112               ---
Securities (losses) gains                                             (4,107)           1,140          3,978             2,563
Other                                                                 23,543           22,227         71,648            54,507
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                            272,768          298,602        822,643         1,069,849
-------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                      113,170          100,662        331,501           307,806
Operating lease expense                                               93,134          125,743        307,661           398,223
Equipment                                                             16,328           17,378         49,081            50,986
Outside data processing and other services                            17,478           15,128         50,161            50,159
Net occupancy                                                         15,570           14,676         47,556            46,169
Professional services                                                 11,116            9,680         30,273            23,974
Marketing                                                              5,515            7,491         20,595            21,725
Telecommunications                                                     5,612            5,609         16,707            16,947
Printing and supplies                                                  3,658            3,679          9,592            11,199
Restructuring (releases) charges                                         ---              ---         (6,315)           56,184
Other                                                                 18,601           19,450         55,882            61,466
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                           300,182          319,496        912,694         1,044,838
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           141,442          116,067        396,968           432,216
Income taxes                                                          37,230           28,052        104,536           177,748
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                         104,212           88,015        292,432           254,468
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX      (13,330)             ---        (13,330)              ---
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $ 90,882         $ 88,015      $ 279,102         $ 254,468
===============================================================================================================================

PER COMMON SHARE
   Income before cumulative effect of change in accounting
      principle                                                        $0.46            $0.37          $1.27             $1.04
   Net Income                                                          $0.40            $0.37          $1.22             $1.04
   Income before cumulative effect of change in accounting
      principle - Diluted                                              $0.45            $0.36          $1.26             $1.03
   Net Income - Diluted                                                $0.39            $0.36          $1.21             $1.03

   Cash Dividends Declared                                            $0.175            $0.16         $0.495             $0.48

AVERAGE COMMON SHARES
          Basic                                                      228,715          239,925        229,558           245,554
          Diluted                                                    230,966          241,357        231,353           247,021


See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                                                 COMMON STOCK                        TREASURY STOCK
                                                         ----------------------------------  ---------------------------------
(in thousands)                                              SHARES            AMOUNT            SHARES            AMOUNT
-------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 2002:
 Balance, beginning of period                                  257,866          $2,490,724         (6,672)          $(123,849)
    Comprehensive Income:
    Net income
    Unrealized net holding gains on securities
        available for sale arising during the period,
        net of reclassification adjustment for net
        gains included in net income
    Unrealized gains on derivative instruments
         used in cash flow hedging relationships

      Total comprehensive income

    Stock issued for acquisition                                                      (838)         1,038              19,989
    Cash dividends declared
    Stock options exercised                                                         (3,541)           363               6,585
    Treasury shares purchased                                                                     (15,051)           (294,275)
-------------------------------------------------------------------------------------------------------------------------------
 Balance, end of period (Unaudited)                            257,866          $2,486,345        (20,322)          $(391,550)
-------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003:
 BALANCE, BEGINNING OF PERIOD                                  257,866          $2,484,421        (24,987)          $(475,399)
    COMPREHENSIVE INCOME:
    NET INCOME
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
        AVAILABLE FOR SALE ARISING DURING THE PERIOD,
        NET OF RECLASSIFICATION ADJUSTMENT FOR NET
        GAINS INCLUDED IN NET INCOME
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
         USED IN CASH FLOW HEDGING RELATIONSHIPS

      TOTAL COMPREHENSIVE INCOME

    CASH DIVIDENDS DECLARED
    STOCK OPTIONS EXERCISED                                                         (2,144)           337               6,373
    TREASURY SHARES PURCHASED                                                                      (4,300)            (81,061)
    OTHER                                                                               93            (46)               (679)
-------------------------------------------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD (UNAUDITED)                            257,866          $2,482,370        (28,996)          $(550,766)
===============================================================================================================================







                                                            ACCUMULATED
                                                               OTHER              RETAINED
                                                            COMPREHENSIVE          EARNINGS
(in thousands)                                              INCOME (LOSS)         (DEFICIT)            TOTAL
---------------------------------------------------------------------------------------------------------------
                                                                                (Restated)          (Restated)
Nine Months Ended September 30, 2002:
 Balance, beginning of period                                  $ 25,488          $ (50,466)         $2,341,897
    Comprehensive Income:
    Net income                                                                     254,468             254,468
    Unrealized net holding gains on securities
        available for sale arising during the period,
        net of reclassification adjustment for net
        gains included in net income                             34,166                                 34,166
    Unrealized gains on derivative instruments
         used in cash flow hedging relationships                    902                                    902
                                                                                              -----------------
      Total comprehensive income                                                                       289,536
                                                                                              -----------------
    Stock issued for acquisition                                                                        19,151
    Cash dividends declared                                                       (117,732)           (117,732)
    Stock options exercised                                                                              3,044
    Treasury shares purchased                                                                         (294,275)
---------------------------------------------------------------------------------------------------------------
 Balance, end of period (Unaudited)                            $ 60,556           $ 86,270          $2,241,621
---------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2003:
 BALANCE, BEGINNING OF PERIOD                                  $ 62,300          $ 118,471          $2,189,793
    COMPREHENSIVE INCOME:
    NET INCOME                                                                     279,102             279,102
    UNREALIZED NET HOLDING LOSSES ON SECURITIES
        AVAILABLE FOR SALE ARISING DURING THE PERIOD,
        NET OF RECLASSIFICATION ADJUSTMENT FOR NET
        GAINS INCLUDED IN NET INCOME                            (26,233)                               (26,233)
    UNREALIZED LOSSES ON DERIVATIVE INSTRUMENTS
         USED IN CASH FLOW HEDGING RELATIONSHIPS                (10,202)                               (10,202)
                                                                                              -----------------
      TOTAL COMPREHENSIVE INCOME                                                                       242,667
                                                                                              -----------------
    CASH DIVIDENDS DECLARED                                                       (113,586)           (113,586)
    STOCK OPTIONS EXERCISED                                                                              4,229
    TREASURY SHARES PURCHASED                                                                          (81,061)
    OTHER                                                                                                 (586)
---------------------------------------------------------------------------------------------------------------
 BALANCE, END OF PERIOD (UNAUDITED)                            $ 25,865          $ 283,987          $2,241,456
===============================================================================================================





See notes to unaudited consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      2003                            2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)                      (Unaudited)
                                                                                                                   (Restated)
OPERATING ACTIVITIES
      Net Income                                                                       $ 279,102                    $ 254,468
      Adjustments to reconcile net income to net cash
      provided by operating activities
                Cumulative effect of change in accounting principle, net of tax           13,330                          ---
                Provision for loan and lease losses                                      137,652                      143,190
                Depreciation on operating lease assets                                   272,208                      356,128
                Other depreciation and amortization                                       92,121                       41,727
                Deferred income tax expense                                               78,754                      257,536
                (Increase) decrease in trading account securities                           (174)                      10,167
                Decrease in mortgages held for sale                                      116,587                      259,662
                Gains on sales of securities available for sale                           (3,978)                      (2,563)
                Gains on sales/securitizations of loans                                  (31,876)                      (6,372)
                Gains on sale of branch offices                                          (13,112)                         ---
                Gain on sale of Florida banking and insurance operations                     ---                     (182,470)
                Gain on restructuring of Huntington Merchant Services, LLC                   ---                      (24,550)
                Restructuring (releases) charges                                          (6,315)                      56,184
                Other, net                                                              (147,984)                    (173,716)
------------------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES                        786,315                      989,391
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Increase in interest bearing deposits in banks                                        (557)                     (12,495)
      Proceeds from:
          Maturities and calls of investment securities                                    2,464                        2,585
          Maturities and calls of securities available for sale                        1,341,374                      631,982
          Sales of securities available for sale                                         887,936                      659,801
      Purchases of securities available for sale                                      (3,140,336)                  (1,324,334)
      Proceeds from sales/securitizations of loans                                     1,475,948                      342,559
      Net loan and lease originations, excluding sales                                (3,359,737)                  (2,798,737)
      Net decrease in operating lease assets                                             473,727                      194,555
      Proceeds from the sale of branch offices                                            81,367                          ---
      Proceeds from sale of premises and equipment                                         6,825                       18,214
      Purchases of premises and equipment                                                (42,008)                     (42,553)
      Proceeds from sales of other real estate                                             6,997                        8,924
      Proceeds from restructuring of Huntington Merchant Services, LLC                       ---                       27,000
      Consolidation of cash of securitization trust                                       58,500                          ---
      Cash paid in purchase acquisition                                                      ---                       (8,305)
      Net cash paid related to sale of Florida banking and insurance operations              ---                   (1,277,767)
------------------------------------------------------------------------------------------------------------------------------
                        NET CASH USED FOR INVESTING ACTIVITIES                        (2,207,500)                  (3,578,571)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Increase in total deposits                                                       1,264,002                    1,704,526
      (Decrease) increase in short-term borrowings                                      (740,969)                     616,776
      Maturity of subordinated notes                                                    (250,000)                         ---
      Proceeds from Federal Home Loan Bank advances                                      270,000                      600,000
      Maturity of Federal Home Loan Bank advances                                        (10,000)                      (4,000)
      Proceeds from long term debt                                                     1,450,000                      675,000
      Maturity of long-term debt                                                        (530,000)                    (735,000)
      Dividends paid on common stock                                                    (111,007)                    (119,245)
      Repurchases of common stock                                                        (81,061)                    (294,275)
      Net proceeds from issuance of common stock                                           4,076                        3,044
------------------------------------------------------------------------------------------------------------------------------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,265,041                    2,446,826
------------------------------------------------------------------------------------------------------------------------------
                        CHANGE IN CASH AND CASH EQUIVALENTS                             (156,144)                    (142,354)
                        CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,018,763                    1,221,641
------------------------------------------------------------------------------------------------------------------------------
                        CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 862,619                  $ 1,079,287
==============================================================================================================================

Supplemental disclosures:
      Income taxes paid                                                                 $ 70,953                     $ 44,041
      Interest paid                                                                      354,071                      425,748
      Non-cash activities
         Residential mortgage loans securitized and retained in securities
            available for sale                                                           171,586                      259,042
         Common stock dividends accrued not paid                                          30,901                       38,711

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington's amended 2002 Annual Report on Form 10-K/A filed on November 14, 2003, which include descriptions of significant accounting policies, should be read in conjunction with these interim financial statements.

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

NOTE 2 - EARLY ADOPTION OF FASB INTERPRETATION NO. 46 (FIN 46)

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, as amended, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of special-purpose entities (SPEs). To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may be applied (1) prospectively with a cumulative-effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      Effective July 1, 2003, Huntington adopted FIN 46. This was an early adoption applied on a prospective basis resulting in the consolidation of one of the securitization trusts formed in 2000. The consolidation of this trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of an allowance for loan and lease losses equal to 1.01% of the loan balances. The trust's assets and liabilities consisted of $1,038.1 million in automobile loan principal and interest receivables, $110.0 million in cash ($51.5 million of which was on deposit at Huntington's bank subsidiary), and approximately $960.0 million in notes payable and minority interests. The combined retained interests at market value, a component of securities available for sale, servicing and other assets of $212.9 million were eliminated in the consolidation. The reversal of the excess of the market value of the retained interest over its cost reduced other comprehensive income by $9.9 million. Additionally, a $10.3 million reserve for loan losses was recognized and deferred income taxes and other liabilities totaling $12.1 million were reversed.

      Reflecting these impacts, the adoption of FIN 46 resulted in a cumulative effect charge of $13.3 million, or $0.06 per share, in the third quarter, which is reflected in Huntington's statements of income. This adoption also resulted in an overall reduction of the ALLL by approximately 3 basis points and lowered the tangible common equity ratio by 29 basis points. Regulatory capital was minimally impacted since these related assets were already included in regulatory risk-based assets.

      This adoption also required the deconsolidation of two unrelated business trusts that had been formed in 1997 and 1998 to issue trust preferred securities, which qualified as Tier 1 capital for regulatory capital purposes. The related borrowings by the parent company are now reported in the balance sheet under the caption "Subordinated notes" and continue to qualify as Tier 1 capital. There was no cumulative effect on retained earnings or Huntington's capital ratios as a result of this deconsolidation.

NOTE 3 - ADOPTION OF FASB INTERPRETATION NO. 45 (FIN 45)

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 changes current practice in the accounting for, and disclosure of, guarantees requiring certain guarantees to be recorded at fair value, which differs from the prior practice of recording a liability generally when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which also differs from current practice.

      The recognition requirements of FIN 45 were adopted prospectively January 1, 2003, which for Huntington apply generally to its standby letters of credit. Standby letters of credit are conditional commitments issued by Huntington to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 53% of standby letters of credit are collateralized, and nearly 95% are expected to expire without being drawn upon. The carrying amount of deferred revenue at September 30, 2003, was $3.9 million.

NOTE 4 - OTHER NEW ACCOUNTING PRONOUNCEMENTS

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

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in Statement No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, Statement No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an "underlying" to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement No. 149 is substantially effective on a prospective basis for contracts entered into or modified after June 30, 2003. The impact of this new pronouncement did not have a material impact on Huntington's financial condition, results of operations, or cash flows.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer such as Huntington classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of Statement No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of Statement No. 150 are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. Statement No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of this new pronouncement did not have a material impact on Huntington's financial condition, results of operations, or cash flows.

NOTE 5 - EARNINGS PER SHARE

      Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the three and nine months ended September 30 is as follows:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                            2003             2002              2003              2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Restated)                          (Restated)
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 $104,212        $ 88,015          $ 292,432         $ 254,468
NET INCOME                                                           $ 90,882        $ 88,015          $ 279,102         $ 254,468
===================================================================================================================================

Average common shares outstanding                                     228,715         239,925            229,558           245,554
Dilutive effect of common stock equivalents                             2,251           1,432              1,795             1,467
-----------------------------------------------------------------------------------------------------------------------------------
Diluted Average Common Shares Outstanding                             230,966         241,357            231,353           247,021
===================================================================================================================================

EARNINGS PER SHARE
   Basic
      Income before cumulative effect of accounting                     $0.46           $0.37              $1.27             $1.04
      Net income                                                        $0.40           $0.37              $1.22             $1.04
   Diluted
      Income before cumulative effect of accounting                     $0.45           $0.36              $1.26             $1.03
      Net income                                                        $0.39           $0.36              $1.21             $1.03




      The average market price of Huntington's common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington's common stock for the period.

      Approximately 6.4 million stock options with a weighted-average exercise price of $23.19 per share were outstanding at September 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. At the end of the same period last year, 6.2 million stock options with a weighted-average exercise price of $23.02 per share were not included in the computation of diluted earnings per share.

      At September 30, 2003, a total of 539,694 common shares associated with a 2002 acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met. Dividends paid on these shares are reinvested in common stock and are also held in escrow.

NOTE 6 - COMPREHENSIVE INCOME

      The changes in the components of Huntington's Other Comprehensive Income in each of the three and nine months ended September 30 were as follows:


----------------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                               2003            2002             2003            2002
----------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability:
     Unrealized net loss                                                   $ ---           $ ---            $ ---           $ ---
     Related tax benefit                                                     ---             ---              ---             ---
----------------------------------------------------------------------------------------------------------------------------------
          Net                                                                ---             ---              ---             ---
----------------------------------------------------------------------------------------------------------------------------------

Unrealized holding (losses) gains on securities available
   for sale arising during the period:
     Unrealized net (losses) gains                                       (37,796)         44,586          (35,997)         55,126
     Related tax benefit (expense)                                        13,284         (15,605)          12,350         (19,294)
----------------------------------------------------------------------------------------------------------------------------------
          Net                                                            (24,512)         28,981          (23,647)         35,832
----------------------------------------------------------------------------------------------------------------------------------

Unrealized holding gains (losses) on derivatives used in
   cash flow hedging relationships arising during the period:
     Unrealized net gains (losses)                                        10,600           5,632          (15,695)          1,388
     Related tax (expense) benefit                                        (3,710)         (1,971)           5,493            (486)
----------------------------------------------------------------------------------------------------------------------------------
          Net                                                              6,890           3,661          (10,202)            902
----------------------------------------------------------------------------------------------------------------------------------

Less: Reclassification adjustment for net (losses) gains from sales of securities available for sale realized during the period:
     Realized net (losses) gains                                          (4,107)          1,140            3,978           2,563
     Related tax benefit (expense)                                         1,437            (399)          (1,392)           (897)
----------------------------------------------------------------------------------------------------------------------------------
          Net                                                             (2,670)            741            2,586           1,666
----------------------------------------------------------------------------------------------------------------------------------
Total Other Comprehensive Income                                        $(14,952)       $ 31,901        $ (36,435)       $ 35,068
==================================================================================================================================


      Activity in Accumulated Other Comprehensive Income for the nine months ended September 30, 2003 and 2002 was as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                          UNREALIZED GAINS
                                                              UNREALIZED GAINS         (LOSSES) ON DERIVATIVE
                                                 MINIMUM        (LOSSES) ON              INSTRUMENTS USED IN
                                                 PENSION         SECURITIES              CASH FLOW HEDGING
(in thousands of dollars)                       LIABILITY     AVAILABLE FOR SALE           RELATIONSHIPS              TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                         $   ---           $  29,469                  $ (3,981)             $ 25,488
Period change                                          ---              34,166                       902                35,068
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                        $   ---           $  63,635                  $ (3,079)             $ 60,556
===============================================================================================================================

Balance, December 31, 2002                         $  (195)          $  56,856                    $5,639              $ 62,300
Current-period change                                  ---             (26,233)                  (10,202)              (36,435)
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                        $  (195)          $  30,623                  $ (4,563)             $ 25,865
===============================================================================================================================

NOTE 7- SECURITIES AVAILABLE FOR SALE

      Securities available for sale based on contractual maturity at September 30, 2003 and December 31, 2002 were as follows:


------------------------------------------------------------------------------------------------------------------------------
                                                 SEPTEMBER 30, 2003                              DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------------------------------
                                             Amortized                                      Amortized
(in thousands of dollars)                      Cost                Fair Value                  Cost                Fair Value
------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury
     Under 1 year                            $     325         $         329             $        ---           $         ---
     1-5 years                                  32,855                33,611                   13,434                  14,066
     6-10 years                                270,529               281,343                    4,704                   5,367
     Over 10 years                                 ---                   ---                      412                     479
------------------------------------------------------------------------------------------------------------------------------
        Total                                  303,709               315,283                   18,550                  19,912
------------------------------------------------------------------------------------------------------------------------------
Federal agencies
     Mortgage-backed securities
     1-5 years                                  21,289                21,931                   48,618                  50,428
     6-10 years                                235,180               239,766                  356,082                 363,596
     Over 10 years                           1,594,938             1,607,969                1,350,737               1,385,233
------------------------------------------------------------------------------------------------------------------------------
        Total                                1,851,407             1,869,666                1,755,437               1,799,257
------------------------------------------------------------------------------------------------------------------------------
 Other agencies
     Under 1 year                              193,091               197,357                   34,923                  35,966
     1-5 years                                 389,418               403,841                  743,609                 768,271
     6-10 years                                404,776               398,626                    3,755                   4,278
------------------------------------------------------------------------------------------------------------------------------
        Total                                  987,285               999,824                  782,287                 808,515
------------------------------------------------------------------------------------------------------------------------------
Total U.S. Treasury and Federal
        Agencies                             3,142,401             3,184,773                2,556,274               2,627,684
------------------------------------------------------------------------------------------------------------------------------
Other
     Under 1 year                                8,249                 8,325                    7,133                   7,183
     1-5 years                                  63,877                65,014                   62,939                  63,886
     6-10 years                                 69,568                70,671                   49,581                  51,046
     Over 10 years                             929,737               931,114                  451,108                 449,958
     Retained interest in securitizations        5,671                 5,960                  146,160                 159,978
     Marketable equity securities               11,529                12,528                   42,846                  43,634
------------------------------------------------------------------------------------------------------------------------------
        Total                                1,088,631             1,093,612                  759,767                 775,685
------------------------------------------------------------------------------------------------------------------------------
TOTAL SECURITIES AVAILABLE FOR SALE         $4,231,032           $ 4,278,385               $3,316,041              $3,403,369
==============================================================================================================================


NOTE 8 - OPERATING LEASE ASSETS

      Operating lease assets at September 30, 2003 and 2002 and December 31, 2002, were as follows:



-----------------------------------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30,            DECEMBER 31,            SEPTEMBER 30,
(in thousands of dollars)                                      2003                   2002                     2002
-----------------------------------------------------------------------------------------------------------------------
Cost of automobiles under operating leases                  $2,416,907            $ 3,260,897              $ 3,507,821
Accumulated depreciation                                      (922,097)            (1,008,452)                (995,662)
Deferred origination fees and costs                            (40,220)               (51,920)                 (56,994)
-----------------------------------------------------------------------------------------------------------------------
OPERATING LEASE ASSETS, NET                                $ 1,454,590            $ 2,200,525              $ 2,455,165
=======================================================================================================================


      Depreciation expense related to leased automobiles was $83.1 million and $272.2 million for the three and nine months ended September 30, 2003, respectively. For the same respective periods in 2002, depreciation expense was $112.5 million and $356.1 million.

NOTE 9 - RESTRUCTURING CHARGES

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

      As of September 30, 2003, Huntington had remaining reserves for restructuring of $8.7 million. Huntington expects that these remaining reserves will be adequate to fund the remaining estimated future cash outlays that are expected in the completion of the exit activities.

NOTE 10 - RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      On May 20, 2003, Huntington filed an amended 2002 Annual Report on Form 10-K/A (Amendment No. 1). Amendment No. 1 reflected the restatement of Huntington's prior period financial results for a reclassification of $2.3 billion of automobile leases at December 31, 2002, from the direct financing lease method to the operating lease method of accounting.

      On November 14, 2003, Huntington filed Amendment No. 2 to its 2002 Annual Report on Form 10-K/A (Amendment No. 2) and amended its Quarterly Reports on Form 10-Q/A for the first and second quarters of 2003. These amended reports reflected the correction and restatement of Huntington's prior period financial results for a series of voluntary actions related to a formal investigation by the staff of the Securities and Exchange Commission and an internal accounting review. The correction and restatement applied, on a retroactive basis, deferral accounting for loan origination fees and costs and also corrected other certain timing errors related to origination fees paid to automobile dealers, deferral of commissions paid to originate deposits, recognition of certain mortgage origination fee income, recognition of expense for pension settlements, liabilities related to the sale of an automobile debt cancellation product, income related to a 1998 sale-leaseback transaction, recognition of a gain on an interest rate swap initiated in 1992 and sold in 2000, and the recognition of income on Bank Owned Life Insurance in 2001 and 2002. The correction and restatement also reclassified tax consulting expenses previously recorded as a component of income tax expense to professional services. This reclassification had no impact on net income.

      The following tables reflect the financial statement line items of Huntington's balance sheets and income statements impacted by Amendment No. 1 and Amendment No. 2. Huntington's balance sheet information at December 31, 2002, and income statement information for the three and nine months ended September 30, 2002, as amended by Amendment No. 1, have been previously reported in documents filed with the SEC on May 20, 2003. Thus, the amounts included under the "Previously Reported on May 20, 2003" columns for Huntington's balance sheet at December 31, 2002, and its income statements for the three and nine months ended September 30, 2002, reflect the impact of Amendment No. 1. The changes to Huntington's balance sheet information at September 30, 2002, resulting from the restatement reflected in Amendment No. 1, have not been previously reported. Thus, the amounts included under the "Previously Reported on Nov. 14, 2002" column for Huntington's balance sheet at September 30, 2002, were derived from Huntington's third quarter 2002 Form 10-Q and do not reflect the impact of Amendment No. 1. In all cases, the "Restated" columns include the impact of the restatements reflected in both Amendment No. 1 and Amendment
No. 2.

----------------------------------------------------------------------------------------------------------------------------------
                                                          DECEMBER 31, 2002                             SEPTEMBER 30, 2002
                                               -----------------------------------------  ----------------------------------------
                                                    PREVIOUSLY                                    PREVIOUSLY
                                                    REPORTED ON                                   REPORTED ON
(in thousands of dollars)                          MAY 20, 2003             RESTATED             NOV. 14, 2002         RESTATED
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET:
Total loans and direct financing leases             $ 18,645,189           $ 18,587,403           $ 20,455,506       $ 17,846,897
Net loans and direct financing leases                 18,308,541             18,250,755             20,047,128         17,475,864
Operating lease assets                                 2,252,445              2,200,525                    ---          2,455,165
Bank owned life insurance                                886,214                886,214                874,771            875,492
Accrued income and other assets                          537,775                620,355                509,150            598,402
Total Assets                                          27,557,251             27,530,125             26,739,012         26,712,886
Accrued expenses and other liabilities                 1,062,868              1,136,444              1,049,135          1,121,174
Total liabilities                                     25,266,756             25,340,332             24,399,226         24,471,265
Retained earnings                                        219,173                118,471                184,435             86,270
Total shareholders' equity                             2,290,495              2,189,793              2,339,786          2,241,621
Total Liabilities and Shareholders' Equity          $ 27,557,251           $ 27,530,125           $ 26,739,012       $ 26,712,886

----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2002                  SEPTEMBER 30, 2002
                                                    ----------------------------------  ------------------------------------
                                                      PREVIOUSLY                          PREVIOUSLY
                                                      REPORTED ON                         REPORTED ON
(in thousands of dollars)                            MAY 20, 2003        RESTATED        MAY 20, 2003          RESTATED
----------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT:
Net interest income                                     $   205,484       $   191,265       $   580,896        $    550,395
Net interest income after provision                         151,180           136,961           437,706             407,205
Operating lease income                                      154,367           160,164           498,320             507,815
Service charges on deposit accounts                          37,460            37,706           111,344             112,129
Mortgage banking income                                       6,289             2,594            36,579              31,998
Gain on sale of Florida operations                              ---               ---           175,344             182,470
Other non-interest income                                    21,044            22,227            50,774              54,507
Total non-interest income                                   296,070           298,602         1,063,191           1,069,849
Operating lease expense                                     125,743           125,743           398,223             398,223
Personnel costs                                             107,477           100,662           326,908             307,806
Net occupancy                                                14,815            14,676            46,810              46,169
Professional services                                         6,083             9,680            17,751              23,974
Other non-interest expense                                   16,563            19,450            51,528              61,466
Total non-interest expense                                  322,453           319,496         1,057,159           1,044,838
Income before income taxes                                  124,797           116,067           443,738             432,216
Income taxes                                                 33,193            28,052           185,068             177,748
Net income                                                 $ 91,604          $ 88,015          $258,670            $254,468

Earnings per share:
   Basic                                                      $0.38             $0.37             $1.05               $1.04
   Diluted                                                    $0.38             $0.36             $1.05               $1.03


      Restated financial information is included in Item 1 of Amendment No. 2 Form 10-K/A and Items 1 and 2 of its Quarterly Reports on Form 10-Q/A for the first and second quarters of 2003. Financial information included in this report for the three and nine months ended September 30, 2002, has also been restated. Net income for the three-month period was reduced by $3.6 million, or $0.02 per share, and $4.2 million, or $0.02 per share, for the nine-month period.

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

      The chief decision-makers for Huntington rely on "operating earnings" for review of performance and for critical decision-making purposes. Operating earnings are different from net income as reported. Net income as reported is adjusted to exclude the 2003 cumulative effect of the change in accounting principle for FIN 46, the 2002 gain from the sale of the Florida operations, the historical Florida banking and insurance operating results, and restructuring charges or release of previously established restructuring reserves. See Note 9 to the unaudited consolidated financial statements for further discussions regarding the 2002 restructuring charges and Note 13 regarding the 2002 sale of the Florida banking and insurance operations. The financial information that follows is inclusive of the above adjustments in 2002 on an after-tax basis to reflect the reconciliation to reported net income.

The following provides a brief description of the four operating segments of
Huntington:

REGIONAL BANKING
      This segment provides products and services to retail, business banking, and commercial customers in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky. This segment's retail and small business products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also includes middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, commercial real estate loans, international trade, and cash management. These products and services are delivered through the traditional banking network.

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

TREASURY / OTHER
      This segment includes assets, liabilities, equity, revenue, and expense that are not directly assigned or allocated to one of the lines of business. Since a match-funded transfer pricing system is used to allocate interest income and interest expense to other business segments, Treasury / Other results include the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, this segment's results include the net impact of administering Huntington's investment securities portfolio as part of overall liquidity management, as well as the impact of mezzanine lending activity conducted through Huntington's Capital Markets Group. Additionally, amortization expense of intangible assets, the 2002 gain on sale of the Florida operations, the 2002 restructuring charges, and other gains or losses not allocated to other business segments are also a component.

      Listed below is certain reported financial information reconciled to Huntington's three and nine month 2003 and 2002 operating results by line of business:

-----------------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                              Regional             Dealer                            Treasury/        Huntington
(in thousands of dollars)                      Banking               Sales                PFG           Other         Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
2003
Net interest income                          $      159,527     $        29,227     $     11,097   $     20,620    $      220,471
Provision for loan and lease losses                  32,535              16,036            2,418            626            51,615
Non-Interest income                                  97,780             125,530           25,812         23,646           272,768
Non-Interest expense                                139,090             115,006           26,092         19,994           300,182
Income taxes                                         29,989               8,300            2,940         (3,999)           37,230
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of
   change in accounting principle                    55,693              15,415            5,459         27,645           104,212
Cumulative effect of change in
   accounting principle, net of tax                     ---             (10,888)             ---         (2,442)          (13,330)
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                              55,693               4,527            5,459         25,203            90,882
Cumulative effect of change in
   accounting principle, net of tax                     ---              10,888              ---          2,442            13,330
-----------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                        $       55,693     $        15,415     $      5,459   $     27,645    $      104,212
===================================================================================================================================

2002
Net interest income                          $      141,118     $         5,283     $      8,877   $     35,987    $      191,265
Provision for loan and lease losses                  36,088              15,470            1,181          1,565            54,304
Non-Interest income                                  63,775             170,035           24,647         40,145           298,602
Non-Interest expense                                132,723             146,708           25,013         15,052           319,496
Income taxes                                         12,629               4,599            2,566          8,258            28,052
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                              23,453               8,541            4,764         51,257           88,015
Merchant Services restructuring gain,
   net of tax                                           ---                 ---              ---        (15,957)         (15,957)
-----------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                        $       23,453     $         8,541     $      4,764   $     35,300    $      72,058
===================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                   NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                             Regional            Dealer                             Treasury/           Huntington
(in thousands of dollars)                     Banking             Sales                   PFG          Other           Consolidated
------------------------------------------------------------------------------------------------------------------------------------
2003
Net interest income                          $      451,807     $        56,479     $     30,409   $     85,976    $     624,671
Provision for loan and lease losses                  96,601              36,612            3,872            567          137,652
Non-Interest income                                 241,212             437,206           80,869         63,356          822,643
Non-Interest expense                                418,159             374,639           78,594         41,302          912,694
Income taxes                                         62,391              28,853           10,085          3,207          104,536
------------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
   accounting principle                             115,868              53,581           18,727        104,256          292,432
Cumulative effect of change in accounting
   principle, net of tax                                ---             (10,888)             ---         (2,442)         (13,330)
------------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                             115,868              42,693           18,727        101,814          279,102
Cumulative effect of change in accounting
   principle, net of tax                                ---              10,888              ---          2,442           13,330
Restructure charges (releases), net of tax              ---                 ---              ---         (4,105)          (4,105)
------------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                             $ 115,868     $        53,581     $     18,727   $    100,151    $     288,327
===================================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENTS                          Regional                Dealer                          Treasury/        Huntington
(in thousands of dollars)                   Banking                 Sales              PFG           Other        Consolidated
-------------------------------------------------------------------------------------------------------------------------------
2002
Net interest income                         $     437,814       $         (4,422)  $    25,275    $    91,728    $     550,395
Provision for loan and lease losses               100,444                 35,856         3,217          3,673          143,190
Non-Interest income                               200,337                530,793        87,355        251,364        1,069,849
Non-Interest expense                              401,964                459,736        81,277        101,861        1,044,838
Income taxes                                       47,510                 10,772         9,848        109,618          177,748
-------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                            88,233                 20,007        18,288        127,940          254,468
Florida operating results, net of tax              (2,639)                  (794)         (927)         5,885            1,525
Gain on sale of Florida operations,
   net of tax                                         ---                    ---           ---        (61,422)         (61,422)
Merchant Services restructuring gain,
   net of tax                                                                                         (15,957)         (15,957)
Restructuring charges, net of tax                     ---                    ---           ---         36,519           36,519
-------------------------------------------------------------------------------------------------------------------------------
   Operating earnings                       $      85,594       $         19,213   $    17,361    $    92,965    $     215,133
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
PERIOD-END BALANCE SHEET DATA                   TOTAL ASSETS AT SEPT. 30,                           TOTAL DEPOSITS AT SEPT. 30,
                                             ------------------------------                     -------------------------------
(in millions of dollars)                         2003             2002                              2003             2002
-------------------------------------------------------------------------------------------------------------------------------
Regional Banking                            $      14,956       $         13,751                  $    15,673    $      15,529
Dealer Sales                                        7,922                  7,001                           65               48
Private Financial Group                             1,423                  1,116                        1,117              788
Treasury / Other                                    5,794                  4,845                        1,979              753
-------------------------------------------------------------------------------------------------------------------------------
   Total                                    $      30,095       $         26,713                  $    18,834    $      17,118
===============================================================================================================================

NOTE 12 - STOCK-BASED COMPENSATION

      Huntington's stock-based compensation plans are accounted for based on the intrinsic value method allowed under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

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

      The following pro forma disclosures for net income and earnings per diluted common share are presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options' vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in the three and nine month periods presented:


-----------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                             2003                2002            2003               2002
-----------------------------------------------------------------------------------------------------------------------------
PERIOD-END OPTIONS OUTSTANDING (IN THOUSANDS)                      20,361          18,287           20,361           18,287

WEIGHTED AVERAGE ASSUMPTIONS
     Risk-free interest rate                                        4.49%           4.46%             4.36%            4.46%
     Expected dividend yield                                        3.37%           3.07%             3.32%            3.07%
     Expected volatility of Huntington's common stock               33.8%           33.8%             33.8%            33.8%

PRO FORMA RESULTS (IN MILLIONS OF DOLLARS)
     Net income, as reported                                       $ 90.9           $88.0            $279.1          $ 254.5
     Less pro forma expense, net of tax, related to
        options granted                                               3.5             3.0               9.4              9.6
-----------------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                          $ 87.4          $ 85.0            $269.7           $244.9
=============================================================================================================================

     NET INCOME PER COMMON SHARE:
         Basic, as reported                                         $0.40           $0.37             $1.22            $1.04
         Basic, pro forma                                            0.38            0.35              1.17             1.00
         Diluted, as reported                                        0.39            0.36              1.21             1.03
         Diluted, pro forma                                          0.38            0.35              1.17             0.99


NOTE 13 - DIVESTITURES

      On July 25, 2003, Huntington sold four banking offices located in eastern West Virginia. This sale included approximately $50 million of loans and $130 million of deposits. Huntington's pre-tax gain from this sale was $13.1 million in the third quarter of 2003 and is reflected as a separate component of non-interest income.

      On July 2, 2002, Huntington completed the sale of its Florida insurance operations, The J. Rolfe Davis Insurance Agency, Inc., to members of its management. Though the sale affected selected Non-interest income and Non-interest expense categories, it had no material gain or impact on net income.

      On February 15, 2002, Huntington completed the sale of its Florida operations to SunTrust Banks, Inc. Included in the sale were $4.8 billion of deposits and other liabilities and $2.8 billion of loans and other assets. Huntington received a deposit premium of 15%, or $711.9 million. The total net pre-tax gain from the sale was $182.5 million and is reflected in Non-interest income. The after-tax gain was $61.4 million, or $0.25 per share. Income taxes related to this transaction were $121.0 million, an amount higher than the tax impact at the statutory rate of 35% because most of the goodwill relating to the Florida operations was non-deductible for tax purposes.

NOTE 14 - SEC INVESTIGATION

      On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation, and that Huntington is cooperating fully with the investigation. The investigation is ongoing and Huntington continues to cooperate fully with the SEC. Actions to date by management have addressed all known accounting issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         Huntington Bancshares Incorporated (Huntington) is a multi-state diversified financial services company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. Huntington's banking offices are located in Ohio, Michigan, Indiana, Kentucky, and West Virginia. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Huntington also has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank) is Huntington's only bank subsidiary.

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

         By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under the heading "Business Risks" included in Item 1 of Huntington's second amended 2002 Annual Report on Form 10-K/A filed on November 14, 2003 (Amended Form 10-K/A or Amendment No. 2) and other factors described from time to time in other filings with the Securities and Exchange Commission.

         Management encourages readers of this interim report to understand forward-looking statements to be strategic objectives rather than absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. Huntington assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

RESTATEMENTS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         On May 20, 2003, Huntington filed an amended 2002 Annual Report on Form 10-K/A (Amendment No. 1) that reflected the restatement of its prior period financial results for a reclassification of $2.3 billion of automobile leases at December 31, 2002, from the direct financing lease method to the operating lease method of accounting. The remaining $0.9 billion of automobile leases, as well as all originations after April 2002, are accounted for using the direct financing lease methodology.

         Huntington announced on July 17, 2003, that it would voluntarily restate its earnings for timing of the recognition of certain revenues and expenses related to origination fees paid to automobile dealers, deferral of commissions paid to originate deposits, certain residential mortgage origination fee income, the recognition of expense for pension settlements, and liabilities related to the sale of an automobile debt cancellation product. Additionally, Huntington reclassified certain tax consulting expenses from income tax expense to professional services.

         On November 14, 2003, Huntington filed Amendment No. 2 that reflected the correction and restatement of prior period financial results, including the July 17, 2003 announcement and its October 15, 2003 announcement that it would apply deferral accounting for loan origination fees and costs on a retroactive basis. This filing also included the following: (1) a correction of amounts included in the July 17, 2003 announcement related to Huntington's automobile debt cancellation product liability; and (2) the a correction of three other errors: (a) the timing of income recognized on a 1998 sale-leaseback transaction; (b) the timing of recognition of a gain on an interest rate swap initiated in 1992 and sold in 2000; and (c) the timing of income recognized on Bank Owned Life Insurance in 2001 and 2002. The timing of income recognition on the interest rate swap and the Bank Owned Life Insurance had no cumulative effect on retained earnings. Net income for the three and nine-months ended September 30,

2002, was decreased by $3.6 million, or $0.02 per share, and $4.2 million, or $0.02 per share, respectively, as a result of this correction and restatement. Table 1 below reflects the cumulative impact on retained earnings at June 30, 2003 and on net income for prior periods for each Amendment No. 2 restatement item:

-------------------------------------------------------------------------------
TABLE 1 - SUMMARY OF RESTATEMENT IMPACT TO NET INCOME AND RETAINED EARNINGS
-------------------------------------------------------------------------------

                                                                                Impact to Net Income
                                 Cumulative   ----------------------------------------------------------------------------------
                                 Impact on    Six Months                  Twelve Months Ended December 31,
                                  Retained       Ended   -----------------------------------------------------------------------
                                Earnings at    June 30,                                                             1997 &
(in thousands)                  June 30, '03     2003     2002       2001        2000        1999        1998        Prior
------------------------------------------------------------------------------------------------------------------------------
Automobile loan
   referral fees                 $ (11,957)      $ 845    $ 1,300       $ ---     $ 1,760    $ (2,380)   $ (4,493)   $ (8,989)

Commissions on
   deposit account
   originations                     (8,956)        900      1,726      (1,582)     (1,571)     (2,709)     (5,720)        ---

Mortgage loan
  origination fees                  (4,800)       (716)    (2,490)       (458)        905      (2,041)        ---         ---

Pension settlements                 (2,193)        ---     (2,193)        ---         ---         ---         ---         ---

Debt cancellation
  insurance reserves                (6,831)        869       (821)     (2,506)     (2,314)       (963)       (766)       (330)

Tax consulting expenses                ---         ---        ---         ---         ---         ---         ---         ---

Deferral accounting for loan
   origination fees and costs      (54,588)       (165)    (5,467)     (9,389)    (12,148)    (14,659)     (2,788)     (9,972)

Sale leaseback                      (9,376)        268      1,494         479         446      (6,350)     (5,713)        ---

Interest rate swap                     ---         ---        ---         ---       2,644      (2,644)     (2,224)      2,224

Bank Owned Life Insurance              ---         ---     (2,882)      2,882         ---         ---         ---         ---
------------------------------------------------------------------------------------------------------------------------------

Total                            $ (98,701)    $ 2,001    $(9,333)  $ (10,574)  $ (10,278)  $ (31,746)  $ (21,704)  $ (17,067)
==============================================================================================================================


      The results of Amendment No. 2 are included in the unaudited consolidated financial statements, notes to the unaudited consolidated financial statements, and management's discussion and analysis for all current and prior periods reported in this Form 10-Q. Note 10 in the notes to the unaudited consolidated financial statements contains additional detailed information regarding this restatement.

CRITICAL ACCOUNTING POLICIES
         Note 1 to the consolidated financial statements included in Huntington's Amended Form 10-K/A lists significant accounting policies used in the development and presentation of its financial statements. These significant accounting policies, as well as the following discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington, its financial position, results of operations, and cash flows.

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

ADOPTION OF FASB INTERPRETATION NO. (FIN) 46 INVOLVING SPECIAL PURPOSE ENTITIES
(SPES)

         In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, addresses consolidation by business enterprises where ownership interests in an entity may vary over time or, in many cases, of SPEs. To be consolidated for financial reporting, these entities must have certain characteristics. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. FIN 46, as amended, requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. An enterprise that holds significant variable interests in such an entity, but is not the primary beneficiary, is required to disclose certain information regarding its interests in that entity. FIN 46, as amended, applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. It also applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 may be applied (1) prospectively with a cumulative effect adjustment as of the date on which it is first applied, or (2) by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated.

         Effective July 1, 2003, Huntington adopted FIN 46. This was an early adoption applied on a prospective basis resulting in the consolidation of a securitization trust formed in 2000. The consolidation of this trust involved recognition of the trust's assets and liabilities, elimination of the related retained interest and servicing asset, recognition of other related assets, and establishment of an allowance for loan and lease losses equal to 1.01% of the loan balances. The trust's assets and liabilities consisted of $1,038.1 million in automobile loan principal and interest receivables, $110.0 million in cash ($51.5 million of which was on deposit at Huntington's bank subsidiary), and approximately $960.0 million in notes payable and minority interests. The combined retained interests at market value, a component of securities available for sale, servicing and other assets of $212.9 million were eliminated in the consolidation. The reversal of the excess of the market value of the retained interest over its cost reduced other comprehensive income by $9.9 million. Additionally, a $10.3 million reserve for loan losses was recognized and deferred income taxes and other liabilities totaling $12.1 million were reversed.

         Reflecting these impacts, the adoption of FIN 46 resulted in a cumulative effect charge of $13.3 million, or $0.06 per share, in the third quarter, which is reflected in Huntington's statements of income. This adoption also resulted in an overall reduction of the ALLL by approximately 3 basis points and lowered the tangible common equity ratio by 29 basis points. Regulatory capital was minimally impacted since these related assets were already included in regulatory risk-based assets.

         This adoption also required the deconsolidation of two unrelated business trusts, which had been formed in 1997 and 1998 to issue trust preferred securities that qualified as Tier 1 capital for regulatory capital purposes. Funds raised through the issuance of these securities were concurrently borrowed by Huntington's parent company. These related borrowings by the parent company are now reported in the balance sheet under the caption "Subordinated notes" and continue to qualify as Tier 1 capital. There was no cumulative effect on retained earnings or Huntington's capital ratios as a result of this deconsolidation.

DERIVATIVES AND OTHER OFF-BALANCE SHEET ARRANGEMENTS
         Huntington uses a variety of derivatives, principally interest rate swaps, in its asset and liability management activities to mitigate the risk of adverse interest rate movements on either cash flows or market value of certain assets and liabilities.

         Like other financial organizations, Huntington has various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers, to sell loans, and to maintain obligations under operating-type noncancelable leases for its facilities. Derivatives and other off-balance sheet arrangements are discussed under the "Interest Rate Risk Management" section of this interim report and in the notes to the unaudited consolidated financial statements.

RELATED PARTY TRANSACTIONS
         Various directors and executive officers of Huntington, and entities affiliated with those directors and executive officers, are customers of Huntington's subsidiaries. All such transactions with Huntington's directors and executive officers and their affiliates are conducted in the ordinary course of business under normal credit terms, including interest rate and collateralization, and do not represent more than the normal risk of collection. A summary of the indebtedness of management can be found in Note 9 to Huntington's Amended Form 10-K/A. All other related party transactions, including those reported in Huntington's 2003 Proxy Statement and transactions subsequent to December 31, 2002, were considered immaterial to Huntington's financial condition, results of operations, and cash flows.

SUMMARY DISCUSSION OF RESULTS

2003 Third Quarter versus 2002 Third Quarter
         Huntington's third quarter 2003 earnings were $90.9 million, or $0.39 per common share, up 3% and 8%, respectively, from $88.0 million, or $0.36 per common share, in the year-ago quarter. This primarily reflected the benefit of a 16% increase in fully taxable equivalent net interest income and a 6% decline in non-interest expense, partially offset by a 9% decline in non-interest income. Third quarter 2003 results included a negative $13.3 million after-tax cumulative effect of change in accounting principle as a result of early prospective adoption of FIN 46 effective July 1, 2003 as noted above. Before the cumulative effect of change in accounting principle, third quarter 2003 earnings were $104.2 million, or $0.45 per common share, up 18% and 25%, respectively from the year-ago quarter. The higher percent change in per common share earnings reflected the benefit of repurchased common shares in the first quarter 2003 and prior periods. The return on average assets (ROA) and return on average equity (ROE) for the recent quarter, based on income before the cumulative effect of change in accounting principle, were 1.39% and 18.5%, respectively, compared with 1.35% and 15.8% in the year-ago quarter.

         As shown in Table 2, fully taxable equivalent net interest income increased $30.7 million, or 16%, reflecting a $4.9 billion, or 24%, increase in average earning assets, partially offset by a 23 basis point, or an effective 6%, decline in the fully taxable equivalent net interest margin to 3.46% from 3.69%. Of the $4.9 billion increase in average earning assets, approximately $1.0 billion resulted from the FIN 46 consolidation of automobile loans.

         Non-interest income decreased $25.8 million, or 9%, primarily due to a $42.5 million, or 27%, decline in operating lease income, a $24.6 million Merchant Services gain in the year-ago quarter, and a $5.2 million decline in investment securities gains, partially offset by a $27.6 million increase in mortgage banking income, a $13.1 million gain on sale of four West Virginia banking offices, and a $4.6 million, or 12%, increase in services charges on deposit accounts. The decline in non-interest expense of $19.3 million, or 6%, primarily reflected a $32.6 million, or 26%, decline in operating lease expense, and a $2.0 million, or 26%, decrease in marketing expense, partially offset by a $12.5 million, or 12%, increase in personnel costs.

2003 Third Quarter versus 2003 Second Quarter
         Compared with the second quarter 2003 earnings of $96.5 million, or $0.42 per common share, third quarter earnings and earnings per common share were down 6% and 7%, respectively. This decrease reflected the charge of $13.3 million, or $0.06 per share, for the cumulative effect of a change in accounting principle as a result of adopting FIN 46. Excluding this effect, third quarter earnings were up 8% compared to second quarter earnings with earnings per common share up 7%. As shown in Table 2, this primarily reflected the benefit of a 9% increase in fully taxable equivalent net interest income, partially offset by a 2% decline in non-interest income and a 1% increase in non-interest expense. ROA and ROE for the 2003 second quarter were 1.38% and 18.0%, respectively.

         The $4.2 million, or 2%, decrease in non-interest income resulted from a prior-quarter gain of $13.5 million on sale of automobile loans; an $11.0 million, or 9%, decline in operating lease income; an $11.0 million decline in investment securities gains; and a $4.2 million, or 15%, decline in other income, partially offset by a third quarter gain of $13.1 million on the sale of four West Virginia banking offices, and a $24.2 million improvement in mortgage servicing rights (MSR) valuation. The $3.1 million, or 1%, increase in non-interest expense reflected a $5.3 million release of restructuring reserves in the second quarter. Excluding this release of restructuring reserves, third quarter non-interest expense decreased $2.2 million, or 1%, driven by a $9.8 million, or 10%, decline in operating lease expense, and a $2.9 million, or 35%, decline in marketing expense, which was partially offset by a $7.9 million, or 8%, increase in personnel costs.

--------------------------------------------------------------------------------
TABLE 2 - SELECTED QUARTERLY AND NINE-MONTH INCOME STATEMENT DATA (1)


                                                                                    2003
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                         Third            Second            First
-----------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                             $333,320          $317,325         $320,014
TOTAL INTEREST EXPENSE                                             112,849           114,884          118,255
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                220,471           202,441          201,759
PROVISION FOR LOAN AND LEASE LOSSES                                 51,615            49,193           36,844
-----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  Provision for loan and lease losses                              168,856           153,248          164,915
-----------------------------------------------------------------------------------------------------------------
Operating lease income                                             117,624           128,574          138,193
Service charges on deposit accounts                                 42,294            40,914           39,869
Trust services                                                      15,365            15,580           14,911
Brokerage and insurance income                                      13,807            14,196           15,497
Other service charges and fees                                      10,499            11,372           10,338
Bank Owned Life Insurance income                                    10,438            11,043           11,137
Mortgage banking                                                    30,193             7,185           11,125
Gain on sale of Florida operations                                     ---               ---              ---
Merchant Services gain                                                 ---               ---              ---
Gain on sales of automobile loans                                      ---            13,496           10,255
Gain on sale of branch offices                                      13,112               ---              ---
Securities (losses) gains                                           (4,107)            6,887            1,198
Other                                                               23,543            27,704           20,401
-----------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                          272,768           276,951          272,924
-----------------------------------------------------------------------------------------------------------------
Personnel costs                                                    113,170           105,242          113,089
Operating lease expense                                             93,134           102,939          111,588
Equipment                                                           16,328            16,341           16,412
Outside data processing and other services                          17,478            16,104           16,579
Net occupancy                                                       15,570            15,377           16,609
Professional services                                               11,116             9,872            9,285
Marketing                                                            5,515             8,454            6,626
Telecommunications                                                   5,612             5,394            5,701
Printing and supplies                                                3,658             2,253            3,681
Restructuring (releases) charges                                       ---            (5,315)          (1,000)
Other                                                               18,601            20,372           16,909
-----------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                                         300,182           297,033          315,479
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         141,442           133,166          122,360
Income taxes                                                        37,230            36,676           30,630
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                            104,212            96,490           91,730
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX (2)                                                  (13,330)              ---              ---
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $ 90,882          $ 96,490         $ 91,730
=================================================================================================================

PER COMMON SHARE
   Income before cumulative effect of change in
      accounting principle - Diluted                                 $0.45             $0.42            $0.39
   Net Income - Diluted                                              $0.39             $0.42            $0.39
   Cash Dividends Declared                                          $0.175             $0.16            $0.16

RETURN ON:
   Average total assets (3)                                          1.39%             1.38%            1.36%
   Average total shareholders' equity (3)                            18.4%             18.0%            17.2%
Net interest margin (4)                                              3.46%             3.47%            3.63%
Efficiency ratio (5)                                                 60.0%             62.5%            66.3%
Effective tax rate                                                   26.3%             27.5%            25.0%

REVENUE - FULLY TAXABLE EQUIVALENT (FTE)
Net Interest Income                                               $220,471          $202,441         $201,759
Tax Equivalent Adjustment (4)                                        2,558             2,076            2,096
-----------------------------------------------------------------------------------------------------------------
Net Interest Income                                                223,029           204,517          203,855
Non-Interest Income                                                272,768           276,951          272,924
-----------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                     $495,797          $481,468         $476,779
=================================================================================================================

TOTAL REVENUE EXCLUDING SECURITIES (LOSSES) GAINS                 $499,904          $474,581         $475,581
=================================================================================================================


                                                                                                      Nine Months Ended
                                                             2002                                        September 30,
------------------------------------------------------  --------------------------------     ------------------------------------
(in thousands, except per share amounts)                    Fourth            Third                2003               2002
----------------------------------------------------------------------------------------     ------------------------------------
TOTAL INTEREST INCOME                                         $329,340         $324,177             $ 970,659          $ 963,762
TOTAL INTEREST EXPENSE                                         130,161          132,912               345,988            413,367
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                            199,179          191,265               624,671            550,395
PROVISION FOR LOAN AND LEASE LOSSES                             51,236           54,304               137,652            143,190
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE LOSSES                          147,943          136,961               487,019            407,205
---------------------------------------------------------------------------------------------------------------------------------
OPERATING LEASE INCOME                                         149,259          160,164               384,391            507,815
Service charges on deposit accounts                             41,435           37,706               123,077            112,129
Trust services                                                  15,306           14,997                45,856             46,745
Brokerage and insurance income                                  13,941           13,664                43,500             48,168
Other service charges and fees                                  10,890           10,837                32,209             31,998
Bank Owned Life Insurance income                                10,722           10,723                32,618             32,401
Mortgage banking                                                 5,530            2,594                48,503             26,503
Gain on sale of Florida operations                                 ---              ---                   ---            182,470
Merchant Services gain                                             ---           24,550                   ---             24,550
Gain on sales of automobile loans                                  ---              ---                23,751                ---
Gain on sale of branch offices                                     ---              ---                13,112                ---
Securities (losses) gains                                        2,339            1,140                 3,978              2,563
Other                                                           22,433           22,227                71,648             54,507
---------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                      271,855          298,602               822,643          1,069,849
---------------------------------------------------------------------------------------------------------------------------------
Personnel costs                                                110,231          100,662               331,501            307,806
Operating lease expense                                        120,747          125,743               307,661            398,223
Equipment                                                       17,337           17,378                49,081             50,986
Outside data processing and other services                      17,209           15,128                50,161             50,159
Net occupancy                                                   13,370           14,676                47,556             46,169
Professional services                                            9,111            9,680                30,273             23,974
Marketing                                                        6,186            7,491                20,595             21,725
Telecommunications                                               5,714            5,609                16,707             16,947
Printing and supplies                                            3,999            3,679                 9,592             11,199
Restructuring (releases) charges                                (7,211)             ---                (6,315)            56,184
Other                                                           32,616           19,450                55,882             61,466
---------------------------------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                     329,309          319,496               912,694          1,044,838
---------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                      90,489          116,067               396,968            432,216
Income taxes                                                    21,226           28,052               104,536            177,748
---------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in
   accounting principle                                         69,263           88,015               292,432            254,468
Cumulative effect of change in accounting principle,
   net of tax (2)                                                  ---              ---               (13,330)               ---
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $ 69,263         $ 88,015             $ 279,102          $ 254,468
=================================================================================================================================

Per Common Share
   Income before cumulative effect of change in
      accounting principle - Diluted                             $0.29            $0.36                 $1.26              $1.03
   Net Income - Diluted                                          $0.29            $0.36                 $1.21              $1.03
   Cash Dividends Declared                                       $0.16            $0.16                $0.495              $0.48

Return on:
   Average total assets (3)                                      1.02%            1.35%                 1.37%              1.32%
   Average total shareholders' equity (3)                        12.7%            15.8%                 17.9%              15.0%
Net interest margin (4)                                          3.62%            3.69%                 3.52%              3.64%
Efficiency ratio (5)                                             69.9%            65.2%                 62.9%              64.3%
Effective tax rate                                               23.5%            24.2%                 26.3%              41.1%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income                                           $199,179         $191,265             $ 624,671          $ 550,395
Tax Equivalent Adjustment (4)                                    1,869            1,096                 6,730              3,336
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                            201,048          192,361               631,401            553,731
Non-Interest Income                                            271,855          298,602               822,643          1,069,849
---------------------------------------------------------------------------------------------------------------------------------
Total Revenue                                                 $472,903         $490,963           $ 1,454,044        $ 1,623,580
=================================================================================================================================

Total Revenue Excluding Securities (Losses) Gains             $470,564         $489,823           $ 1,450,066        $ 1,621,017
=================================================================================================================================



(1) Each of the quarters in 2002 and the first two quarters in 2003 have been restated. Please see Note 10 to the unaudited consolidated financial statements for further information.

(2) Due to the prospective adoption of FASB Interpretation No. 46 for variable interest entities.

(3) Based on income before cumulative effect of change in accounting principle, net of tax.

(4)   On a fully taxable equivalent basis assuming a 35% tax rate.

(5) Non-interest expense less amortization of intangible assets divided by the sum of fully taxable equivalent net interest income and non-interest income excluding securities (losses) gains.

2003 First Nine Months versus 2002 First Nine Months
         For the first nine months of 2003, net income was $279.1 million, or $1.21 per common share, up 10% and 17%, respectively, from $254.5 million, or $1.03 per common share, in the comparable year-ago period. This increase primarily reflected the benefits of a 14% increase in fully taxable equivalent net interest income, a 13% decline in non-interest expense, a 4% decline in provision for loan and lease losses, and a lower effective tax rate, partially offset by a 23% decline in non-interest income. The 2003 nine-month period included an after-tax charge of $13.3 million for the cumulative effect of a change in accounting principle as a result of adopting FIN 46 effective July 1, 2003. Before the cumulative effect, earnings for the first nine months of 2003 were $292.4 million, or $1.26 per common share, up 15% and 22%, respectively from the comparable year-ago period. Other significant items in the first nine months of 2003 included $23.8 million of pre-tax gains on the sale of automobile loans and a $13.1 million pre-tax gain on the sale of four West Virginia banking offices. The year-ago nine-month period included three significant items. The first consisted of a $182.5 million pre-tax gain from the sale of the Florida banking and insurance operations reported in non-interest income. The second was $56.2 million of restructuring charges related to the strategic initiatives announced in July 2001 reported in non-interest expense, and the third was a $24.6 million pre-tax gain from the restructuring of Huntington's ownership interest in Huntington Merchant Services, LLC. ROA and ROE, based on income before the cumulative effect of a change in accounting, were 1.37% and 17.9%, respectively, up from 1.32% and 15.0%, in the year-ago nine-month period.

         As shown in Table 2, the $631.4 million of fully taxable equivalent net interest income increased 14% as a result of a $3.7 billion, or 18%, increase in average earnings assets, partially offset by a 12 basis point, or an effective 3%, decline in the fully taxable equivalent net interest margin to 3.52% from 3.64%. Of the $3.7 billion increase in average earning assets, $0.3 billion resulted from the FIN 46 consolidation of automobile loans.

         Provision for loan and lease losses for the recent nine-month period decreased $5.5 million, or 4%, compared with last year and reflected a release of provision expense associated with the loans sold with Florida banking operations in 2002, partially offset by higher provision expense due to loan growth in 2003.

         The $247.2 million, or 23%, decline in non-interest income primarily reflected the impact of the $182.5 million pre-tax gain from the 2002 sale of the Florida banking operations, a $123.4 million, or 24%, decline in operating lease income, and the 2002 Merchant Services gain of $24.6 million, partially offset by a $22.0 million, or 83%, increase in mortgage banking income, $23.8 million of gains on sale of automobile loans in the 2003 nine-month period, a $17.1 million, or 31%, increase in other income, the $13.1 million gain on the sale of the West Virginia branch offices, and an $11.0 million, or 10%, increase in service charges on deposit accounts. The $132.1 million, or 13%, decline in non-interest expense primarily reflected a $90.6 million, or 23%, decline in operating lease expense, and a $62.5 million decline in restructuring charges, partially offset by a $23.7 million, or 8%, increase in personnel costs and a $6.3 million, or 26%, increase in professional services.

         The reduction in tax expense reflects the decline in the effective tax rate to 26.3% in the current nine-month period, down from 41.1%, in the year-ago nine-month period. The higher effective tax rate in the year-ago period reflected the fact that most of the goodwill related to the sold Florida operations was not deductible for tax purposes.

RESULTS OF OPERATIONS

NET INTEREST INCOME

2003 Third Quarter versus 2002 Third Quarter
         Compared with the year-ago quarter, fully taxable equivalent net interest income increased $30.7 million, or 16%, reflecting the benefit of an increase in average earning assets, partially offset by a 23 basis point, or an effective 6%, decline in the net interest margin to 3.46% from 3.69% (See Tables 2 and 3). The decline in the fully taxable equivalent net interest margin was driven primarily by continued repayments and prepayments of fixed-rate assets, including mortgages, indirect automobile loans, and mortgage-backed securities. The asset rate decline was partially offset by declining liability costs, particularly through lower deposit rates. Average total earning assets increased $4.9 billion, or 24%, reflecting a $3.3 billion increase in average loans and leases, including $1.0 billion associated with the FIN 46 consolidation of automobile loans, a $0.9 billion increase in investment securities, and a $0.6 billion increase in mortgages held for sale. Excluding the consolidation of automobile loans, average earning assets increased $3.8 billion, or 19%, from the year-ago quarter.

         The increase of $0.9 billion, or 31%, in average investment securities from the year-ago quarter reflected the investment of deposit inflows and the reinvestment of a portion of the proceeds from 2003 auto loan sales. Average mortgages held for sale increased $0.6 billion, more than three times the level of a year earlier, due to high loan originations of saleable mortgages resulting from the high level of refinancing activity.

         Compared with the year-ago quarter, average loans and leases increased $3.3 billion, or 19%. Of this increase, $1.0 billion resulted from the FIN 46 consolidation of automobile loans. Excluding the impact of this consolidation, average loans and leases increased $2.2 billion, or 13%. On this same basis, average automobile loans and leases increased $0.9 billion, or 29%. The growth of this portfolio is reflective of new leases after April 2002 being recorded as direct financing leases. Average automobile loans were down $0.2 billion, or 7%, excluding the $1.0 billion related to the FIN 46 consolidation. As part of Huntington's plan to reduce automobile loan and lease concentration, $567 million of automobile loans were sold in the second quarter 2003, following the sale of $556 million in the first quarter 2003. These sales had the impact of reducing third quarter 2003 automobile loan balances and comparisons to prior periods. This brought 2003 year-to-date sales to $1.1 billion, materially impacting third quarter 2003 averages and comparisons to the year-ago quarter. Excluding the impact of the year-to-date sales and the FIN 46 consolidation, average automobile loans in the third quarter 2003 were up 33% from the year-ago quarter.

         Average residential mortgages increased $0.6 billion, or 40%, while average home equity loans and lines grew $0.4 billion, or 14%, reflecting the positive impact low interest rates had on home borrowing and refinancing demand and continued emphasis on adjustable rate mortgages. Total average commercial real estate loans increased $0.4 billion, or 12%. Average commercial loans were down $0.1 billion, or 2%, reflecting a continued emphasis on reducing Huntington's credit risk profile by lowering exposure to large corporate credits and weak credit demand. There were $150 million of loan payoffs on credits larger than $10 million during the recent quarter. Small business banking loans, originated through Huntington's retail branch network, increased 9% from the prior year, reflecting continued emphasis on this sector of the market.

         Compared with the year-ago quarter, average core deposits increased $0.7 billion, or 5%, despite a $0.9 billion, or 26%, decline in retail certificates of deposits (CDs). Retail CDs, which continued to be a relatively expensive source of funds, were de-emphasized in Huntington's deposit generation strategies. Average core deposits, excluding retail CDs, were up $1.6 billion, or 14%, from the year-ago quarter.

2003 Third Quarter versus 2003 Second Quarter
         As shown in Table 2, fully taxable equivalent net interest income in the third quarter 2003 increased $18.5 million, or 9%, from the second quarter, reflecting growth in average earning assets only partially offset by a slight decline in the net interest margin. The fully taxable equivalent net interest margin declined a modest 1 basis point to 3.46% from 3.47%, as lower asset yields were offset by reduced funding rates. Average total earning assets increased $1.9 billion, or 8%, reflecting a $1.3 billion increase in average loans and leases, including $1.0 billion associated with the FIN 46 consolidation of automobile loans, a $0.4 billion increase in investment securities, and a $0.3 billion increase in mortgages held for sale. Excluding the consolidation of automobile loans, average earning assets increased $0.9 billion, or 4%, from the second quarter.

         Average investment securities increased $0.4 billion, or 10%, from the second quarter reflecting the investment of proceeds from the 2003 second quarter sale of automobile loans. Average mortgages held for sale increased $0.3 billion, or 49%, from the second quarter due to high loan originations of saleable mortgages from heavy refinancing activity.

         Average loans and leases increased $1.3 billion, or 7%, from the second quarter. Of this increase, $1.0 billion resulted from the FIN 46 consolidation. Excluding the impact of FIN 46, average loans and leases increased $0.2 billion, or 1%. The slower growth rate in average loans and leases in the third quarter was impacted by the sale of $567 million of automobile loans late in the second quarter and a decline in large commercial and industrial loans in the current quarter. Average residential mortgages grew 10% and average home equity loans and lines of credit increased 4%. Average automobile loans and leases rose 25%, with the FIN 46 consolidation accounting for substantially all of the change. Excluding this impact, average automobile loans and leases were up slightly, with the comparison affected by the automobile loans sold late in the second quarter. Total average commercial real estate loans increased 4%. In contrast, average commercial loans declined 4%, reflecting declines in larger commercial credits, offset by 2% growth in small business loans.

         Total average core deposits in the third quarter increased $0.4 billion, or 2%, from the second quarter despite a $0.2 billion decline in retail CDs. Excluding retail CDs, average core deposits increased 5%, evidenced by an 8% growth in interest bearing demand deposits and 6% growth in non-interest bearing demand deposits.

         Table 3 of this report reflects quarterly average balance sheets and rates earned and paid on Huntington's interest-earning assets and interest-bearing liabilities.

2003 First Nine Months versus 2002 First Nine Months
         Net interest income on a fully taxable equivalent basis for the first nine months of 2003 increased $77.7 million, or 14%, from the comparable year-ago period (See Table 2). This reflected 18% growth in average earnings assets, as the fully taxable equivalent net interest margin declined to 3.52% from 3.64%, down 12 basis points, or an effective 3%. Average total earning assets increased $3.7 billion, or 18%, reflecting a $2.5 billion, or 15%, increase in higher average loans and leases, including $0.3 billion due to the FIN 46 consolidation of automobile loans, a $0.8 billion, or 26%, increase in average investment securities, and a $0.4 billion increase in average mortgages held for sale. The higher average balances in securities and mortgages held for sale reflected the same factors influencing the year-over-year quarterly comparisons discussed above. Of the 15% increase in average loans and leases, average automobile loans and leases were up $1.6 billion, or 53%, impacted by the significant growth in direct financing automobile leases. After excluding the impact of the $1.1 billion automobile loan sales and the impact of FIN 46, average automobile loans and leases increased 62% from the year-ago period. Average residential mortgages were up $0.6 billion, or 43%, while average home equity loans and lines of credit grew $0.3 billion, or 10%. Average commercial real estate loans were $0.3 million, or 9%, higher than in the year-ago period, whereas average commercial loans were down $0.2 billion, or 3%, reflecting the continued weak demand for commercial credits and planned reductions in large commercial credits, including shared national credits, partially offset by growth in small business loans.

         Total average core deposits for the first nine months of 2003 were essentially unchanged compared with the first nine months of 2002, because deposit growth was offset by the impact of the 2002 sale of $4.7 billion of deposits sold with the Florida banking operations.

         Table 4 of this report reflects year-to-date 2003 and 2002 average balance sheets, related interest income and expense, and rates earned and paid on Huntington's interest-earning assets and interest-bearing liabilities.

PROVISION FOR LOAN AND LEASE LOSSES

         The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) at a level adequate to absorb management's estimate of inherent losses in the total loan and lease portfolio. Taken into consideration in the determination of provision expense are such factors as current period net charge-offs that are charged against the ALLL, any related estimate of likely losses associated with current period loan and lease growth based on historical experience, the current economic outlook and any anticipated changes in the credit quality of existing loans and leases, and other factors.

2003 Third Quarter versus 2002 Third Quarter
         Provision for loan and lease losses in the third quarter was $51.6 million, down $2.7 million, or 5%, from the year-ago quarter. At September 30, 2003, the allowance for loan and lease losses as a percent of period-end loans and leases was 1.75%, down from 2.08% at the end of last year's third quarter. The decline in the ratio reflected a 36% reduction in non-performing assets and lower provision expense associated with growth in lower-risk loans originated during the recent year. In contrast, as a percent of non-performing assets, the ALLL increased to 270% at September 30, 2003, from 173% at September 30, 2002. (See Tables 10 and 11.)

2003 Third Quarter versus 2003 Second Quarter
         Provision for loan and lease losses in the third quarter was up $2.4 million, or 5%, from the second quarter due to an $10.7 million increase in provision expense attributable to loan growth. Net charge-offs between periods declined $8.3 million, or 20%. The September 30, 2003, ALLL as a percent of period-end loans and leases was 1.75%, down 4 basis points from 1.79% at June 30, 2003. The adoption of FIN 46 accounted for a 3 basis point reduction in the ALLL. The allowance for loan and lease losses as a percent of non-performing assets increased to 270% at September 30, 2003, from 255% at the end of the immediately preceding quarter.

2003 First Nine Months versus 2002 First Nine Months
         Provision for loan and lease losses for the first nine months was $137.7 million, down $5.5 million, or 4%, reflecting a $7.1 million, or 6%, decline in net charge-offs, partially offset by loan and lease growth. Net charge-offs included $3.0 million related to the consolidation of loans associated with the adoption of FIN 46 on July 1, 2003.

-------------------------------------------------------------------------------
TABLE 3 - CONSOLIDATED QUARTERLY AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

(in millions)
                                                                          QUARTERLY AVERAGE BALANCES
                                                       ------------------------------------------------------------------
                                                                         2003                             2002
----------------------------------------------------------------------------------------------   ------------------------
Fully Taxable Equivalent Basis (1)                        THIRD         Second       First         Fourth       Third
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                             $ 33         $ 45         $ 37          $ 34         $ 35
Trading account securities                                       11           23           12             9            7
Federal funds sold and securities purchased
   under resale agreements                                      103           69           57            83           76
Mortgages held for sale                                         898          602          459           467          267
Securities:
      Taxable                                                 3,646        3,382        3,014         3,029        2,953
      Tax exempt                                                362          275          274           234          108
-------------------------------------------------------------------------------------------------------------------------
           Total Securities                                   4,008        3,657        3,288         3,263        3,061
-------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                               5,380        5,626        5,623         5,555        5,504
     Real Estate
          Construction                                        1,258        1,239        1,187         1,070        1,247
          Commercial                                          2,744        2,621        2,565         2,601        2,315
     Consumer
           Automobile loans and leases                        5,184        4,136        4,085         3,699        3,225
           Home equity                                        3,503        3,359        3,238         3,166        3,060
           Residential mortgage                               2,075        1,887        1,832         1,694        1,486
           Other loans                                          367          379          389           399          406
-------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                    11,129        9,761        9,544         8,958        8,177
-------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                       20,511       19,247       18,919        18,184       17,243
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                             363          338          349           386          367
-------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                         20,148       18,909       18,570        17,798       16,876
-------------------------------------------------------------------------------------------------------------------------
Total earning assets                                         25,564       23,643       22,772        22,040       20,689
-------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                        1,565        1,802        2,076         2,328        2,597
Cash and due from banks                                         804          735          740           717          763
Intangible assets                                               218          218          218           225          202
All other assets                                              2,062        2,005        1,967         1,937        1,905
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $29,850      $28,065      $27,424      $ 26,861      $25,789
=========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                          $ 3,218      $ 3,046      $ 2,958       $ 2,955      $ 2,868
     Interest bearing demand deposits                         6,558        6,100        5,597         5,305        5,269
     Savings deposits                                         2,808        2,804        2,771         2,746        2,766
     Retail certificates of deposit                           2,561        2,798        2,963         3,305        3,453
     Other domestic time deposits                               656          673          682           702          714
-------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                15,801       15,421       14,971        15,013       15,070
-------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                      803          808          769           730          777
Brokered time deposits and negotiable CDs                     1,421        1,241        1,155         1,057          907
Foreign time deposits                                           536          426          514           409          370
-------------------------------------------------------------------------------------------------------------------------
     Total deposits                                          18,561       17,896       17,409        17,209       17,124
-------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                         1,393        1,635        1,947         2,115        1,793
Federal Home Loan Bank advances                               1,273        1,267        1,216           848          228
Subordinated notes and other long-term debt,
   including preferred capital securities                     5,197        4,010        3,570         3,380        3,281
-------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                      23,206       21,762       21,184        20,597       19,558
-------------------------------------------------------------------------------------------------------------------------
All other liabilities                                         1,187        1,106        1,116         1,146        1,149
Shareholders' equity                                          2,239        2,151        2,166         2,163        2,214
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $29,850      $28,065      $27,424      $ 26,861      $25,789
=========================================================================================================================
Net interest rate spread
Impact of non-interest bearing funds on margin
-------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN
=========================================================================================================================



(in millions)
                                                                                QUARTERLY AVERAGE RATES (3)
                                                             ------------------------------------------------------------------
                                                                              2003                             2002
-------------------------------------------------------      ---------------------------------------   ------------------------
Fully Taxable Equivalent Basis (1)                            THIRD          Second       First        Fourth       Third
-------------------------------------------------------      ------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks                               1.38 %       1.58 %        1.61 %       1.93 %       2.06 %
Trading account securities                                       4.70         4.15          4.63         3.37         4.95
Federal funds sold and securities purchased
   under resale agreements                                       1.92         2.19          2.14         1.83         1.40
Mortgages held for sale                                          5.16         5.42          5.56         5.84         6.57
Securities:
      Taxable                                                    4.23         4.59          5.17         5.53         6.01
      Tax exempt                                                 6.85         7.29          7.22         7.15         7.52
-------------------------------------------------------------------------------------------------------------------------------
           Total Securities                                      4.46         4.79          5.34         5.64         6.07
-------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                                  4.84         5.26          5.40         5.59         5.69
     Real Estate
          Construction                                           4.21         4.13          4.06         4.15         4.60
          Commercial                                             5.21         5.25          5.60         5.79         6.17
     Consumer
           Automobile loans and leases                           6.51         6.78          7.40         7.83         8.50
           Home equity                                           5.09         5.02          5.17         5.64         5.83
           Residential mortgage                                  5.32         5.76          5.95         6.06         6.27
           Other loans                                           7.38         7.22          6.60         7.21         7.66
-------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                        5.87         5.99          6.33         6.69         7.05
-------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                           5.41         5.56          5.82         6.08         6.32
-------------------------------------------------------------------------------------------------------------------------------



Total earning assets                                             5.23 %       5.42 %        5.72 %       5.99 %       6.26 %
-------------------------------------------------------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                            1.04 %       1.39 %        1.44 %       1.55 %       1.75 %
     Savings deposits                                            1.35         1.55          1.85         1.69         1.77
     Retail certificates of deposit                              3.51         3.75          3.87         4.36         4.37
     Other domestic time deposits                                3.89         3.85          4.00         4.19         4.37
-------------------------------------------------------------------------------------------------------------------------------
          Total core deposits                                    1.76         2.09          2.28         2.51         2.65
-------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                       2.32         2.55          2.76         2.64         3.27
Brokered time deposits and negotiable CDs                        1.63         1.79          1.98         2.25         2.37
Foreign time deposits                                            0.85         1.03          1.06         1.29         1.43
-------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                              1.75         2.06          2.24         2.46         2.63
-------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                            0.85         1.06          1.16         1.40         1.44
Federal Home Loan Bank advances                                  1.81         1.76          1.84         1.99         2.02
Subordinated notes and other long-term debt,
   including preferred capital securities                        2.78         2.85          3.12         3.52         3.70
-------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                          1.93 %       2.11 %        2.26 %       2.51 %       2.70 %
-------------------------------------------------------------------------------------------------------------------------------

Net interest rate spread                                         3.30 %       3.31 %        3.46 %       3.48 %       3.56 %
Impact of non-interest bearing funds on margin                   0.16         0.16          0.17         0.14         0.13
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                              3.46 %       3.47 %        3.63 %       3.62 %       3.69 %
===============================================================================================================================





(1) Fully taxable equivalent yields are calculated assuming a 35% tax rate.
(2) Individual loan components include applicable fees.
(3) Loan and deposit average rates include impact of applicable derivatives.

-------------------------------------------------------------------------------
TABLE 4 - CONSOLIDATED NINE-MONTH AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

(in millions)

                                                                        NINE-MONTH                        INTEREST INCOME /
                                                                     AVERAGE BALANCES                         EXPENSE
--------------------------------------------------------------------------------------------        ---------------------------
Fully Taxable Equivalent Basis (1)                                 2003           2002                 2003            2002
----------------------------------------------------------------------------   -------------        ------------    -----------
ASSETS
Interest bearing deposits in banks                                     $ 38          $ 33                 $ 0.4          $ 0.5
Trading account securities                                               16             6                   0.5            0.2
Federal funds sold and securities purchased
   under resale agreements                                               76            69                   1.2            0.8
Mortgages held for sale                                                 654           274                  26.1           13.7
Securities:
      Taxable                                                         3,350         2,801                 116.2          131.2
      Tax exempt                                                        304           102                  16.2            5.8
------------------------------------------------------------------------------------------------------------------------------------
           TOTAL SECURITIES                                           3,654         2,903                 132.4          137.0
------------------------------------------------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                                       5,542         5,720                 214.2          241.2
     Real Estate
          Construction                                                1,229         1,265                  38.7           44.6
          Commercial                                                  2,644         2,303                 104.3          108.4
     Consumer
           Automobile loans and leases                                4,474         2,918                 229.6          188.2
           Home equity                                                3,367         3,057                 128.5          137.8
           Residential mortgage                                       1,932         1,351                  81.5           68.3
           Other loans                                                  379           436                  20.0           26.4
------------------------------------------------------------------------------------------------------------------------------------
           Total Consumer                                            10,152         7,762                 459.6          420.7
------------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                               19,567        17,050                 816.8          814.9
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses                                     350           365
--------------------------------------------------------------------------------------------
Net loans and leases                                                 19,217        16,685
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                                 24,005        20,335                 977.4          967.1
------------------------------------------------------------------------------------------------------------------------------------
Operating lease assets                                                1,812         2,804
Cash and due from banks                                                 760           768
Intangible assets                                                       218           303
All other assets                                                      2,015         1,911
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 28,460       $25,756
============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Core deposits
     Non-interest bearing deposits                                  $ 3,063       $ 2,882
     Interest bearing demand deposits                                 6,100         5,113                  58.3           68.5
     Savings deposits                                                 2,795         2,888                  33.0           38.4
     Retail certificates of deposit                                   2,773         3,725                  77.1          129.3
     Other domestic time deposits                                       670           744                  19.6           25.3
------------------------------------------------------------------------------------------------------------------------------------
          Total Core Deposits                                        15,401        15,352                 188.0          261.5
------------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                              793           888                  15.1           20.8
Brokered time deposits and negotiable CDs                             1,274           621                  17.0           11.3
Foreign time deposits                                                   492           312                   3.6            3.6
------------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                  17,960        17,173                 223.7          297.2
------------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                 1,656         1,726                  10.3           21.2
Federal Home Loan Bank advances                                       1,253            88                  15.2            1.7
Subordinated notes and other long-term debt,
   including preferred capital securities                             4,265         3,362                  96.8           93.3
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                              22,071        19,467                 346.0          413.4
------------------------------------------------------------------------------------------------------------------------------------
All other liabilities                                                 1,137         1,140
Shareholders' equity                                                  2,189         2,267
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 28,460       $25,756
============================================================================================
Net interest rate spread
Impact of non-interest bearing funds on margin
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                                                      $631.4        $ 553.7
====================================================================================================================================


                                                                          NINE-MONTH
                                                                        AVERAGE RATES (3)
------------------------------------------------------------    ------------------------------
Fully Taxable Equivalent Basis (1)                                    2003           2002
------------------------------------------------------------    ---------------   ------------
ASSETS
Interest bearing deposits in banks                                    1.53 %         2.14 %
Trading account securities                                            4.41           4.48
Federal funds sold and securities purchased
   under resale agreements                                            2.05           1.45
Mortgages held for sale                                               5.32           6.66
Securities:
      Taxable                                                         4.63           6.25
      Tax exempt                                                      7.09           7.65
----------------------------------------------------------------------------------------------
           TOTAL SECURITIES                                           4.83           6.30
----------------------------------------------------------------------------------------------
Loans and leases: (2)
     Commercial                                                       5.17           5.64
     Real Estate
          Construction                                                4.22           4.71
          Commercial                                                  5.31           6.33
     Consumer
           Automobile loans and leases                                6.86           8.62
           Home equity                                                5.09           6.02
           Residential mortgage                                       5.66           6.79
           Other loans                                                7.06           8.13
----------------------------------------------------------------------------------------------
           Total Consumer                                             6.05           7.25
----------------------------------------------------------------------------------------------
Total loans and leases                                                5.59           6.40
----------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------
Total earning assets                                                  5.45 %         6.36 %
----------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
Core deposits
     Non-interest bearing deposits
     Interest bearing demand deposits                                 1.28 %         1.78 %
     Savings deposits                                                 1.58           1.80
     Retail certificates of deposit                                   3.72           4.64
     Other domestic time deposits                                     3.91           4.55
----------------------------------------------------------------------------------------------
          Total core deposits                                         2.04           2.80
----------------------------------------------------------------------------------------------
Domestic time deposits of $100,000 or more                            2.54           3.14
Brokered time deposits and negotiable CDs                             1.79           2.43
Foreign time deposits                                                 0.98           1.55
----------------------------------------------------------------------------------------------
     Total deposits                                                   2.01           2.78
----------------------------------------------------------------------------------------------
Short-term borrowings                                                 1.04           1.64
Federal Home Loan Bank advances                                       1.80           2.49
Subordinated notes and other long-term debt,
   including preferred capital securities                             2.89           3.71
----------------------------------------------------------------------------------------------
     Total interest bearing liabilities                               2.09 %         2.84 %
----------------------------------------------------------------------------------------------

Net interest rate spread                                              3.36 %         3.52 %
Impact of non-interest bearing funds on margin                        0.16           0.12
----------------------------------------------------------------------------------------------
Net Interest Margin                                                   3.52 %         3.64 %
==============================================================================================


(1) Fully taxable equivalent yields are calculated assuming a 35% tax rate.
(2) Individual loan components include applicable fees.
(3) Loan and deposit average rates include impact of applicable derivatives.

NON-INTEREST INCOME

2003 Third Quarter versus 2002 Third Quarter
         Non-interest income in the third quarter 2003 was $272.8 million, down $25.8 million, or 9%, from $298.6 million in the year-ago quarter. This decline was driven primarily by a $42.5 million, or 27%, decline in operating lease income. The decline in operating lease income reflects the continued run-off of this portfolio, as all new leases are recorded as direct financing leases. Unlike income on operating leases, the income on direct financing leases is reflected in net interest income. (See Operating Lease discussion.) Excluding operating lease income of $117.6 million and $160.2 million from the current and year-ago quarters, respectively, a $13.1 million gain on the sale of four West Virginia banking offices in the 2003 third quarter, and a $24.6 million Merchant Services gain in the year-ago quarter, non-interest income was up $28.1 million, or 25% (See Table 5).

         Mortgage banking income increased $27.6 million, of which $24.4 million was due to an increase in MSR valuation, which was comprised of a $17.8 million impairment recovery in the current period compared with a $6.6 million temporary impairment in the year-ago quarter. The MSR temporary impairment charge in the 2002 third quarter reflected the lower interest rate environment, which continued to produce high refinancing activity and high mortgage prepayments. In contrast, the increase in interest rates during the 2003 third quarter, and the related prospective slowdown in mortgage prepayments, resulted in a longer estimated life of the MSR cash flows and the increased MSR valuation. At September 30, 2003, MSRs as a percent of serviced mortgages were 1.07%, up from 0.88% at September 30, 2002. Excluding MSR recovery/impairment, mortgage banking income was up $3.2 million, or 35%, resulting from higher mortgage originations. A $4.6 million, or 12%, increase in service charges on deposit accounts was driven by higher NSF and overdraft fees on retail accounts. Other income rose $1.3 million, or 6%, due to a variety of factors including increases in auto lease termination fees and investment banking income, partially offset by declines in capital markets-related trading and sales activities and lower securitization income. The adoption of FIN 46 and bringing onto the balance sheet previously securitized loans significantly reduced securitization income.

         Non-interest income included a $5.2 million decline in investment securities gains, reflecting $4.1 million of securities losses in the 2003 third quarter compared with securities gains of $1.1 million in the year-ago quarter. Investment securities are viewed as a natural balance sheet hedge against changes in MSR valuations with securities gains (losses) used to partially offset MSR losses (gains). Table 5 shows details of non-interest income for the three and nine-month periods ended September 30, 2003 and 2002:


---------------------------------------------------------------------------------------------------------------------------
TABLE 5 - NON-INTEREST INCOME

(in thousands of dollars)                                           THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
                                                                  2003           2002            % Change
---------------------------------------------------------------------------------------------------------------------------

Operating lease income                                           $ 117,624        $160,164            (26.6)%
Service charges on deposit accounts                                 42,294          37,706             12.2
Mortgage banking                                                    30,193           2,594             N.M.
Trust services                                                      15,365          14,997              2.5
Brokerage and insurance income                                      13,807          13,664              1.0
Gains on sale of branch offices                                     13,112             ---             N.M.
Other service charges and fees                                      10,499          10,837             (3.1)
Bank Owned Life Insurance income                                    10,438          10,723             (2.7)
Merchant Services gain                                                 ---          24,550             N.M.
Securities (losses) gains                                           (4,107)          1,140             N.M.
Other                                                               23,543          22,227              5.9
---------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                      $ 272,768        $298,602             (8.7)%
===========================================================================================================================

(in thousands of dollars)                                             NINE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                  2003            2002            % Change
-----------------------------------------------------------------------------------------------------------------------------

Operating lease income                                           $ 384,391        $ 507,815            (24.3)%
Service charges on deposit accounts                                123,077          112,129              9.8
Mortgage banking                                                    48,503           26,503             83.0
Trust services                                                      45,856           46,745             (1.9)
Brokerage and insurance income                                      43,500           48,168             (9.7)
Bank Owned Life Insurance income                                    32,618           32,401              0.7
Other service charges and fees                                      32,209           31,998              0.7
Gains on sales of automobile loans                                  23,751              ---             N.M.
Gain on sale of branch offices                                      13,112              ---             N.M.
Securities gains                                                     3,978            2,563             55.2
Gain on sale of Florida operations                                     ---          182,470             N.M.
Merchant Services gain                                                 ---           24,550             N.M.
Other                                                               71,648           54,507             31.4
-----------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                      $ 822,643       $1,069,849            (23.1)%
=============================================================================================================================




2003 Third Quarter versus 2003 Second Quarter
         Non-interest income in the third quarter was down $4.2 million, or 2%, from $277.0 million in the second quarter, including an $11.0 million, or 9%, decline in operating lease income. Excluding operating lease income of $117.6 million from the current quarter and $128.6 million in the 2003 second quarter, non-interest income increased $6.8 million, or 5%. This increase included a $13.1 million gain on the sale of four West Virginia banking offices in the third quarter, offset by a $13.5 million gain on sale of automobile loans in the second quarter.

         Mortgage banking income increased $23.0 million in the third quarter, of which $24.2 million was due to an increase in MSR valuation, reflecting a $17.8 million MSR impairment recovery in the current quarter compared with $6.4 million of MSR temporary impairment in the second quarter. The factors impacting the change in MSR valuations are the same as those discussed in the year-over-year results above. Service charges on deposit accounts increased $1.4 million, or 3%, due to higher NSF and overdraft fees on retail accounts.

         Partially offsetting these increases were declines in several income categories including an $11.0 million decline in investment securities gains, reflecting $4.1 million of securities losses in the current quarter compared with securities gains of $6.9 million in the second quarter. As discussed above, investment securities are viewed as a natural balance sheet hedge against changes in MSR valuations. The $4.2 million, or 15%, decline in other income was influenced by the same factors identified in the year-over-year third quarter comparison. Other service charges and fees declined $0.9 million, or 8%, due to the impact of the national Visa settlement which reduced interchange fees on debit cards.

2003 First Nine Months versus 2002 First Nine Months
         Non-interest income for the first nine months of 2003 was $822.6 million, down $247.2 million, or 23%, from $1,069.6 million in the comparable year-ago period. This decline reflected the $182.5 million gain from the sale of the Florida banking and insurance operations and the $24.6 million gain on the restructuring of Huntington Merchant Services, LLC in the year-ago period, as well as a $123.4 million, or 24%, decline in operating lease income as this portfolio runs off. (See Operating Lease discussion.) Excluding the year-ago gains, as well as operating lease income of $384.4 million and $507.8 million from the current and year-ago nine-month periods, respectively, non-interest income was up $83.2 million, or 23%. This increase included $23.8 million of gains on the sale of automobile loans in the 2003 first and second quarters and a $13.1 million gain on the sale of West Virginia banking offices in the recent quarter compared with no such sales in 2002. Mortgage banking income increased $22.0 million, or 83%, primarily reflecting year-to-date MSR net recoveries totaling $11.5 million in 2003 compared with $7.2 million of MSR temporary impairment in the year-ago period. Excluding the impact of MSR valuation in both periods, mortgage banking income increased $3.4 million, or 10%. Other items contributing to the increase in non-interest income included a $17.1 million, or 31%, increase in other income; a $10.9 million, or 10%, increase in service charges on deposit accounts; and a $1.4 million increase in securities gains. The increase in other income reflected the same factors previously discussed in the other period comparisons. Partially offsetting these items was a decline in brokerage and insurance income of $4.7 million, or 10%. This was due to reduced annuity sales volume slightly offset by an increase in insurance revenue mainly from higher title insurance revenue reflective of increased mortgage loan refinancing. Trust services declined $0.9 million, or 2%.

NON-INTEREST EXPENSE

2003 Third Quarter versus 2002 Third Quarter
         Non-interest expense in the third quarter 2003 was $300.2 million, down $19.3 million, or 6%, from $319.5 million in the year-ago quarter. This decline was driven primarily by a $32.6 million, or 26%, decline in operating lease expense as this portfolio runs off. (See Operating Lease discussion.) Excluding operating lease expense of $93.1 million and $125.7 million from the current and year-ago quarters, respectively, non-interest expense was up $13.3 million, or 7% (See Table 6).

         This $13.3 million increase reflected a $12.5 million, or 12%, increase in personnel costs with higher sales commissions, benefit expenses, and, to a lesser degree, higher salaries contributing to the increase. Personnel costs in the recent quarter included an increase in pension expense, reflecting a $3.0 million charge for pension settlements. Pension settlement expense represents the cost recognized for associates who leave the company. An estimate of the annual expenses was received from actuarial consultants in the third quarter. This charge represented the year to date expense associated with that estimate. Full-time equivalent staff at the end of September 2003 was 8,054, down slightly from 8,117 at the end of the third quarter last year. Outside data processing and other services increased $2.4 million, or 16%. Professional services expense increased $1.4 million, or 15%, primarily related to legal expenses associated with the SEC investigation. Also contributing to the increase in non-interest expense was higher net occupancy expenses, up $0.9 million, or 6%, due to lower rental income received, which is netted against occupancy expenses.

         These increases were partially offset by lower marketing and equipment expenses. The $2.0 million, or 26%, decline in marketing expense reflected lower advertising expenses. Equipment expenses declined $1.1 million, or 6%, due to a variety of factors including lower lease and maintenance costs.

         Table 6 reflects details of non-interest expense for the three and nine months ended September 30, 2003 and 2002:


------------------------------------------------------------------------------------------------------
TABLE 6 - NON-INTEREST EXPENSE

(in thousands of dollars)                                  THREE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                      2003            2002             % Change
------------------------------------------------------------------------------------------------------
Personnel costs                                      $  113,170     $  100,662               12.4 %
Operating lease expense                                  93,134        125,743              (25.9)
Outside data processing and other services               17,478         15,128               15.5
Equipment                                                16,328         17,378               (6.0)
Net occupancy                                            15,570         14,676                6.1
Professional services                                    11,116          9,680               14.8
Telecommunications                                        5,612          5,609                0.1
Marketing                                                 5,515          7,491              (26.4)
Printing and supplies                                     3,658          3,679               (0.6)
Other                                                    18,601         19,450               (4.4)
------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                         $  300,182     $  319,496               (6.0)%
======================================================================================================


(in thousands of dollars)                                   NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------
                                                         2003            2002             % Change
------------------------------------------------------------------------------------------------------
Personnel costs                                      $  331,501     $   307,806                7.7 %
Operating lease expense                                 307,661         398,223              (22.7)
Outside data processing and other services               50,161          50,159                0.0
Equipment                                                49,081          50,986               (3.7)
Net occupancy                                            47,556          46,169                3.0
Professional services                                    30,273          23,974               26.3
Marketing                                                20,595          21,725               (5.2)
Telecommunications                                       16,707          16,947               (1.4)
Printing and supplies                                     9,592          11,199              (14.3)
Restructuring (releases) charges                         (6,315)         56,184               N.M.
Other                                                    55,882          61,466               (9.1)
------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                         $  912,694     $ 1,044,838              (12.6)%
======================================================================================================

2003 Third Quarter versus 2003 Second Quarter
         Non-interest expense in the current quarter was up $3.1 million, or 1%, from $297.1 million the second quarter. Two significant items impacted the quarter-to-quarter comparison. The first item was a $5.3 million release of restructuring reserves in the second quarter. The second item was the $9.8 million, or 10%, decline in operating lease expense as the operating lease portfolio runs off. (See Operating Lease discussion.) Excluding the $5.3 million release of restructuring reserves and the operating lease expense of $93.1 million and $102.9 million from the current and prior quarters, respectively, non-interest expense was up $7.6 million, or 4%.

         Contributing to the $7.6 million increase were higher personnel costs, up $7.9 million, or 8%, due to the current period recognition of pension settlement expense, as well as higher medical and incentive accruals. The $1.4 million, or 9%, increase in outside data processing and other services reflected the timing of contract renewal payments, and the $1.4 million, or 62%, increase in printing and supplies reflected higher check printing costs. Professional services increased $1.2 million, or 13%, due to $4.5 million of expenses associated with the SEC investigation, up from $0.8 million in the second quarter. Partially offsetting these increases were declines in marketing expense of $2.9 million, or 35%, due to the timing of advertising production costs, and a $1.8 million, or 9%, decline in other expenses.

2003 First Nine Months versus 2002 First Nine Months
         Non-interest expense for the first nine months of 2003 was $912.8 million, down $132.2 million, or 13%, from $1,044.8 million in the comparable year-ago period. Two items significantly affected this year-over-year comparison. The first was a $62.5 million decline in restructuring reserve charges between periods reflecting a $6.3 million release to reserves in the 2003 nine-month period compared with $56.2 million of charges to reserves in the comparable year-ago period. The year-ago charges were associated with the strategic initiatives announced in July 2001, including the sale of the Florida operations. The second item was a $90.6 million, or 23%, decline in operating lease expense as the portfolio of operating lease assets runs off. (See Operating Lease discussion.) Excluding the impact of restructuring charges and releases, as well as operating lease expense of $307.7 million and $398.2 million from the current and year-ago nine-month periods, respectively, non-interest expense was up $20.9 million, or 4%.

         This $20.9 million increase reflected increases of $23.7 million, or 8%, in personnel costs; a $6.3 million, or 26%, increase in professional services; and a $1.4 million, or 3%, increase in net occupancy expenses. Partially offsetting these increases were declines of $1.9 million, or 4%, in equipment expense; $1.6 million, or 14%, in printing and supplies; and $1.1 million, or 5% in marketing expense. These year-to-date changes reflect the same factors influencing comparisons between quarters. Other expenses declined $5.6 million, or 9%, as a result of lower state and local taxes.

         Huntington's measurement date for its pension assets and liabilities is September 30. Based on (a) the amortization of net unrecognized losses; (b) the company's expectations of returns on plan assets; and (c) the discount rate used in the measurement of plan assets and liabilities, management expects pension expense to increase in 2004.

OPERATING LEASE ASSETS
         Operating lease assets represent automobile leases originated before May 2002. This operating lease portfolio will run-off over time since automobile lease originations after April 2002 have been recorded as direct financing leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expenses associated with the operating lease portfolio will also decline over time. Average operating lease assets in the third quarter 2003 were $1.6 billion, down 40% from the year-ago quarter and 13% from the second quarter 2003.

         Operating lease income totaled $117.6 million in the third quarter 2003 and represented 43% of non-interest income in that quarter. Operating lease income was down $42.5 million, or 27%, from the year-ago quarter and $11.0 million, or 9%, from the second quarter 2003, reflecting declines in average operating leases of 40% and 13%, respectively. The operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 27% and 9%, respectively, from the year-ago quarter and the 2003 second quarter. Fees declined 26% and 1%, respectively, from the year-ago and prior quarter. Recoveries from early terminations declined 11% from the year-ago quarter and 2% from the 2003 second quarter.

         Operating lease expense totaled $93.1 million in the third quarter 2003, down $32.6 million, or 26%, from the year-ago quarter and was down $9.8 million, or 10%, from the 2003 second quarter. These declines also reflected the fact that this portfolio is decreasing over time. Losses on early terminations declined $2.8 million, or 22%, from the year-ago quarter, and $1.5 million, or 13%, from the prior quarter.

         For the first nine months of 2003, operating lease income totaled $384.4 million, compared with $507.8 million for the same period last year. This $123.4 million, or 24%, decline reflected 35% lower average operating lease balances for the comparable periods. Net rental income and fees were both down 24% from a year ago. Recoveries from early terminations declined 28%. Operating lease expense declined $90.6 million, or 23%, from $398.2 million for the nine-month period last year to $307.7 million. Losses on early terminations declined 18% from $41.1 million in the year-ago nine-month period to $33.9 million this year.

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

       Table 7 details operating lease assets performance for the three and nine months ended September 30, 2003 and 2002:


--------------------------------------------------------------------------------
 TABLE 7 - OPERATING LEASE ASSETS PERFORMANCE

                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                        2003                  2002             % Change
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding                              $   1,565             $   2,597            (39.7) %

INCOME STATEMENT (IN THOUSANDS)
 Net rental income                                                       $ 109,645             $ 150,016            (26.9) %
 Fees                                                                        5,372                 7,220            (25.6)
 Recoveries - early terminations                                             2,607                 2,928            (11.0)
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME                                      117,624               160,164            (26.6)
--------------------------------------------------------------------------------------------------------------------------------

 Depreciation and residual losses at termination                            83,112               112,900            (26.4)
 Losses - early terminations                                                10,022                12,843            (22.0)
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE                                      93,134               125,743            (25.9)
--------------------------------------------------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION                                       $  24,490             $  34,421            (28.9) %
--------------------------------------------------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                                                      28.02%                23.11%
     Depreciation                                                           21.24%                17.39%


(1) As a percent of average operating lease assets, quarterly amounts annualized.

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                        2003                   2002             % Change
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET (IN MILLIONS)
 Average operating lease assets outstanding                              $   1,812              $   2,804            (35.4) %

INCOME STATEMENT (IN THOUSANDS)
 Net rental income                                                       $ 360,421              $ 475,715            (24.2) %
 Fees                                                                       16,419                 21,589            (23.9)
 Recoveries - early terminations                                             7,551                 10,511            (28.2)
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE INCOME                                      384,391                507,815            (24.3)
---------------------------------------------------------------------------------------------------------------------------------

 Depreciation and residual losses at termination                           273,782                357,085            (23.3)
 Losses - early terminations                                                33,879                 41,138            (17.6)
---------------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING LEASE EXPENSE                                     307,661                398,223            (22.7)
---------------------------------------------------------------------------------------------------------------------------------
         NET EARNINGS CONTRIBUTION                                        $ 76,730              $ 109,592            (30.0) %
---------------------------------------------------------------------------------------------------------------------------------

Earnings ratios (1)
     Net rental income                                                      26.52%                 22.62%
     Depreciation                                                           20.15%                 16.98%

(1) As a percent of average operating lease assets, quarterly amounts annualized.


INCOME TAXES

         Income taxes in the third quarter 2003 were $37.2 million and represented an effective tax rate on income before taxes of 26.3%. Income taxes increased $9.2 million from the year-ago quarter due to higher pre-tax income and a higher effective tax rate, as the effective tax rate in the year-ago quarter was lower at 24.2%. The effective tax rate in the second quarter 2003 was 27.5%. Each quarter, taxes for the full year are re-estimated and year-to-date tax accrual adjustments are made. A number of factors, such as year-to-date adjustments, can result in fluctuations in quarterly effective tax rates.

       For the first nine months of 2003, income taxes were $104.5 million and represented an effective tax rate on income before taxes of 26.3%. This was down $73.2 million from the comparable year-ago period in which the effective tax rate was unusually high at 41.1%, reflecting the fact that most of the goodwill relating to the Florida operations sold in 2002 was non-deductible for tax purposes.

CREDIT RISK

         Huntington's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize "in-market" lending while avoiding excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide executive management with the information necessary to implement policy adjustments where necessary and to take corrective actions on a proactive basis. Beginning in 2002, management refocused its emphasis on commercial lending to customers with existing or potential relationships within Huntington's primary markets while, in turn, de-emphasizing credits outside of its primary markets. As a result, outstanding shared national credits totaled $776 million at September 30, 2003, down from $832 million at June 30, 2003, and $1.0 billion at the same period-end last year, and down from a peak of $1.5 billion at June 30, 2001. Also to decrease credit risk, management has been lowering commercial loan exposures to very large individual credits.

         Huntington implemented a revised internal risk grading methodology for commercial and commercial real estate credits in the first quarter of this year. This new methodology incorporates a dual risk grading system that separately measures (a) the probability of default, and (b) loss in the event of default to provide Huntington with more specificity in the risk assessment process.

LOAN AND LEASE COMPOSITION
         Table 8 shows the loan and lease portfolio mix by type of loan or lease, as well as by business segment. Total loans and leases at September 30, 2003 were $21.2 billion, or $20.1 billion excluding the $1.0 billion of automobile loans consolidated in the third quarter due to the adoption of FIN 46.

         The loan and lease portfolio by type consisted of 44.8% commercial and commercial real estate loans, and 55.2% consumer loans. However, excluding the impact of FIN 46, total commercial and commercial real estate loans at September 30, 2003 represented 47.1% of total loans and leases, down from 50.3% at December 31, 2002, and 52.0% a year ago. On this same basis, total consumer loans at September 30, 2003, represented 52.9% of total loans and leases, up from 49.7% at the end of last year, and 48.0% a year ago. Several factors have influenced this growth in consumer loans relative to commercial and commercial real estate loans: (1) the reduction of exposure to large individual commercial and commercial real estate credits, including efforts to reduce exposure to large nationally syndicated shared national credits, (2) weak demand for new commercial credits given overall weak economic conditions, (3) the significant growth in residential mortgages, as well as home equity loans and lines, and (4) the rapid growth in automobile direct financing leases as they represent all new automobile lease originations after April 2002.




--------------------------------------------------------------------------------
TABLE 8 - LOAN AND LEASE COMPOSITION

---------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                      September 30, 2003             December 31, 2002            September 30, 2002
----------------------------------------------------------------------   --------------------------   ---------------------------
BY TYPE                                      BALANCE            %            BALANCE          %            BALANCE          %
---------------------------------------------------------------------------------------------------------------------------------
Commercial                                    $ 5,433            25.7         $ 5,608         30.2          $ 5,686         31.9
Commercial real estate                          4,047            19.1           3,729         20.1            3,579         20.1
---------------------------------------------------------------------------------------------------------------------------------
     Total Commercial and
        Commercial Real Estate                  9,480            44.8           9,337         50.3            9,265         52.0
---------------------------------------------------------------------------------------------------------------------------------
Consumer
     Automobile loans                           3,709            17.5           3,042         16.4            2,878         16.1
     Automobile direct financing leases         1,688             8.0             874          4.7              634          3.6
     Home equity                                3,590            17.0           3,198         17.2            3,133         17.6
     Residential mortgage                       2,326            11.0           1,740          9.4            1,537          8.6
     Other loans                                  380             1.7             396          2.0              400          2.1
---------------------------------------------------------------------------------------------------------------------------------
     Total Consumer                            11,693            55.2           9,250         49.7            8,582         48.0
---------------------------------------------------------------------------------------------------------------------------------
 Total Loans and Leases                       $21,173           100.0        $ 18,587        100.0         $ 17,847        100.0
=================================================================================================================================

BY BUSINESS SEGMENT
--------------------------------------------
 Regional Banking
    Central Ohio / West Virginia              $ 5,293            25.0         $ 4,812         25.9          $ 4,777         26.8
    Northern Ohio                               2,639            12.5           2,600         14.0            2,774         15.5
    Southern Ohio / Kentucky                    1,623             7.7           1,502          8.1            1,456          8.2
    West Michigan                               2,028             9.6           1,866         10.0            1,828         10.2
    East Michigan                               1,306             6.2           1,189          6.4            1,140          6.4
    Indiana                                       741             3.4             681          3.7              682          3.8
---------------------------------------------------------------------------------------------------------------------------------
       Total Regional Banking                  13,630            64.4          12,650         68.1           12,657         70.9
---------------------------------------------------------------------------------------------------------------------------------
 Dealer Sales                                   6,094            28.8           4,711         25.3            4,073         22.8
 Private Financial Group                        1,260             6.0           1,062          5.7              976          5.5
 Treasury / Other                                 189             0.8             164          0.9              141          0.8
---------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS AND LEASES                       $21,173           100.0        $ 18,587        100.0         $ 17,847        100.0
=================================================================================================================================

         The loan and lease portfolio by business segment reflected 64.4% in Regional Banking, 28.8% in Dealer Sales, 6.0% in the Private Financial Group, and 0.8% in Treasury / Other at September 30, 2003. Excluding the $1.0 billion in automobile loans related to implementation of FIN 46 from Dealer Sales, as well as from total loans and leases, Regional Banking represented 67.7% of total loans and leases, down slightly from 68.1% at December 30, 2002 and 70.9% a year earlier. Most of the Regional Banking's relative decline was in the Northern Ohio region, which was more impacted than other regions by the efforts to reduce exposure to very large individual commercial, commercial real estate, and nationally syndicated shared national credits. Dealer Sales, excluding the impact from FIN 46, represented 25.1% of total loans and leases, unchanged from December 31, 2002, reflecting the combination of new loan and lease originations in 2003, offset by the impact of $1.1 billion of automobile loans sold in the first nine months of 2003. It is Huntington's objective to lower the concentration to Dealer Sales.

NET CHARGE-OFFS
         Third quarter 2003 net charge-offs were $32.8 million compared with $41.1 million in the 2003 second quarter and $33.8 million in the year-ago quarter. This represented an annualized 0.64%, 0.85%, and 0.78% of average loans and leases, respectively. For the nine-months ended September 30, 2003 and 2002, net charge-offs were $106.7 million, or 0.73%, and $113.8 million, or 0.89%, respectively. Net charge-offs and annualized net charge-offs as a percent of average loans and leases by type of loan are reflected in Table 9 below:


-------------------------------------------------------------------------------
TABLE 9 - NET LOAN AND LEASE CHARGE-OFFS

----------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                         2003            2002                     2003              2002
----------------------------------------------------------------------------------------------------------------------------
NET CHARGE-OFFS
---------------

Commercial                                             $ 12,222         $ 16,837                  $53,672          $ 57,951
Commercial real estate                                    3,621            4,085                    4,774            10,105
----------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                             15,843           20,922                   58,446            68,056
----------------------------------------------------------------------------------------------------------------------------

Consumer
   Automobile loans                                      10,773            8,602                   28,920            28,717
   Automobile direct financing leases                     1,450              202                    3,792               700
   Home equity loans                                      3,416            2,934                   11,140             9,980
   Residential mortgage                                     246              123                      658               800
   Other loans                                            1,046            1,002                    3,710             5,501
----------------------------------------------------------------------------------------------------------------------------
      Total consumer                                     16,931           12,863                   48,220            45,698
----------------------------------------------------------------------------------------------------------------------------
TOTAL NET CHARGE-OFFS                                  $ 32,774         $ 33,785                 $106,666         $ 113,754
============================================================================================================================


ANNUALIZED NET CHARGE-OFFS AS A %
   OF AVERAGE LOANS AND LEASES
---------------------------------------------------
Commercial                                                0.91 %          1.21 %                  1.29 %          1.35 %
Commercial real estate                                    0.36            0.45                    0.16            0.38
-----------------------------------------------------------------------------------------------------------------------------
   Total commercial and
      commercial real estate                              0.68            0.92                    0.83            0.98
-----------------------------------------------------------------------------------------------------------------------------
Consumer
   Automobile loans                                       1.20            1.23                    1.22            1.43
   Automobile direct financing leases                     0.36            0.17                    0.39            0.39
   Home equity loans & lines of credit                    0.39            0.38                    0.44            0.44
   Residential mortgage                                   0.05            0.03                    0.05            0.08
   Other loans                                            1.14            0.98                    1.31            1.68
-----------------------------------------------------------------------------------------------------------------------------
      Total consumer                                      0.61            0.62                    0.63            0.78
-----------------------------------------------------------------------------------------------------------------------------
ANNUALIZED NET CHARGE-OFFS AS A %
   OF AVERAGE LOANS AND LEASES                            0.64 %          0.78 %                  0.73 %          0.89 %
============================================================================================================================


         Net charge-offs for commercial loans declined to $12.2 million, or an annualized 0.91% of average commercial loans, for the third quarter of 2003 from $26.5 million, or an annualized 1.89% of average commercial loans, for the second quarter 2003, and from $16.8 million, or 1.21%, in the quarter a year ago. This decrease from the preceding quarter was attributable to the second quarter charge-off of one new non-performing asset in that period, which accounted for 45% of total commercial charge-offs in that quarter. Commercial real estate net charge-offs rose during the third quarter 2003 to $3.6 million, or an annualized 0.36% of average commercial real estate loans, from $0.6 million, or 0.06%, in the second quarter of this year primarily because of a charge-off of one credit. This was down, however, from $4.1 million, or 0.45%, of commercial real estate net change-offs in the third quarter of last year.

         Third quarter 2003 net charge-offs for consumer loans were $16.9 million, or an annualized 0.61% of average consumer loans, up from $13.9 million, or 0.57%, during the second quarter 2003 and $12.9 million, or 0.62%, in the third quarter of last year. This increase of $3.0 million, or 22%, from the prior quarter was driven primarily by the impact from adopting FIN 46 and, to a lesser degree, by a seasonal rise in automobile loan net charge-offs. Automobile loan net charge-offs as a percent of average automobile loans rose from 1.06% to 1.20%. Net charge-offs of automobile direct financing leases were $1.5 million, substantially unchanged from the prior quarter. This represented an annualized 0.36% of average direct financing leases, down from 0.44% in the second quarter 2003 but up from 0.17% in the third quarter in 2002. As this lease portfolio is relatively new and rapidly growing, management anticipates that it may take a year or two to reach a mature, stable net charge-off run rate, and therefore, the net charge-off ratio is likely to increase over this period.

         The economic environment showed signs of improvement in the third quarter of this year, with an acceleration in final consumer demand. Although this improvement should result in an improvement in credit quality both for the commercial and consumer sectors, management is not anticipating any positive impact on charge-offs for the rest of the year. As such, management expects net charge-offs for the full-year 2003 to be in the 0.70%-0.80% range.

NON-PERFORMING ASSETS
         Non-performing assets (NPAs) consist of loans and leases that are no longer accruing interest or have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts charged off as a credit loss. Commercial and commercial real estate loans are generally placed on non-accrual status the earlier of when collection of principal or interest is in doubt or when the loan is 90 days past due. Consumer loans and leases, excluding residential mortgages, are not placed on non-accrual status but are charged off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest. A charge-off on a residential mortgage is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral is then recorded as real estate owned. When, in management's judgment, the borrower's ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

         Table 10 summarizes NPAs at the end of each of the recent five quarters in addition to 90-day delinquency information:



-------------------------------------------------------------------------------
TABLE 10 - NON-PERFORMING ASSETS AND PAST DUE LOANS AND LEASES


-------------------------------------------------------------------------------------------------------------------------------
                                                                2003                                          2002
--------------------------------------------------------------------------------------------  ---------------------------------
(in thousands)                                  Third             Second            First            Fourth            Third
-------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans and leases:
   Commercial                                  $ 82,413          $ 86,021          $ 94,754         $ 91,861          $147,392
   Commercial real estate                        30,545            22,398            22,585           26,765            47,537
   Residential mortgage                           8,923            11,735             9,302            9,443             8,488
-------------------------------------------------------------------------------------------------------------------------------
Total Nonaccrual Loans and Leases               121,881           120,154           126,641          128,069           203,417

Renegotiated loans                                  ---               ---               ---              ---                37
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS AND LEASES           121,881           120,154           126,641          128,069           203,454

Other real estate, net                           15,196            13,568            14,084            8,654            10,675
-------------------------------------------------------------------------------------------------------------------------------
Total Non-Performing Assets                   $ 137,077          $133,722         $ 140,725        $ 136,723          $214,129
===============================================================================================================================

Non-performing loans and leases as a %
   of total loans and leases                      0.58%             0.63%             0.67%            0.69%             1.14%
Non-performing assets as a % of total
   loans and leases and other real estate         0.65%             0.70%             0.74%            0.74%             1.20%

ACCRUING LOANS AND LEASES DELINQUENT
  90 DAYS OR MORE                              $ 66,060          $ 55,287          $ 57,241         $ 61,526          $ 57,337
As a percent of total loans and leases            0.31%             0.29%             0.30%            0.33%             0.32%




         Total NPAs were $137.1 million at the end of September 2003 compared with $133.7 million at June 30, 2003, an increase of $3.4 million, or less than 3%. Total NPAs were $214.1 million a year-ago. This significant decrease in NPAs from last year was due primarily to the sale of NPAs that occurred in the fourth quarter 2002. NPAs as a percent of total loans and leases and other real estate were 0.65%, 0.70%, and 1.20% for the same respective periods.

        At September 30, 2003, loans and leases past due ninety days or more and still accruing interest were $66.1 million, or 0.31% of total loans and lease, up from $55.3 million, or 0.29%, at the end of the second quarter 2003 and $57.3 million, or 0.32%, at the end of the third quarter last year.

        Table 11 reflects NPA activity for the recent five quarters:

-------------------------------------------------------------------------------
TABLE 11 - NON-PERFORMING ASSET ACTIVITY

-----------------------------------------------------------------------------------------------------------------------------
                                                         2003                                       2002
------------------------------------------------------------------------------------  ---------------------------------------
(in thousands)                       THIRD              SECOND            FIRST           FOURTH             THIRD
-----------------------------------------------------------------------------------------------------------------------------
BEGINNING OF PERIOD                     $ 133,722         $ 140,725        $136,723         $ 214,129          $ 223,237
New non-performing assets                  52,213            83,104          48,359            65,506             47,275
Returns to accruing status                   (319)           (9,866)         (5,993)          (12,658)              (380)
Loan and lease losses                     (22,090)          (30,204)        (17,954)          (72,767)           (25,480)
Payments                                  (18,905)          (26,831)        (15,440)          (28,500)           (26,308)
Sales                                      (7,544)          (23,206)         (4,970)          (28,987)            (4,215)
-----------------------------------------------------------------------------------------------------------------------------
END OF PERIOD                           $ 137,077         $ 133,722        $140,725         $ 136,723          $ 214,129
=============================================================================================================================






      New NPAs decreased to $52.2 million during the third quarter 2003 from $83.1 million in the immediately preceding quarter. The second quarter of 2003 included three commercial credits, one in the manufacturing sector with part of its business supporting automobile manufacturing, another in the teleconferencing business, and the third in a combination of businesses including marine shipping, mining, and raw materials, which accounting for approximately 60% of that quarter's increase. Of these credits, one was charged off and another sold during the second quarter.

         Despite the modest increase in NPAs in the recent quarter, management expects the level of NPAs to approximate current levels through the end of this year.

ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)
         The ALLL was $370.1 million at September 30, 2003, up from $340.9 million at June 30, 2003, but nearly flat compared with $371.0 million at the end of the third quarter of 2002. At September 30, 2003, the ALLL represented 1.75% of total loans and leases, compared with 1.79% at the end of June 2003 and 2.08% at the end of September last year. The adoption of FIN 46 resulted in an addition of $10.3 million to the ALLL and the consolidation of approximately $1.0 billion in automobile loans, which accounted for 3 basis points of the quarterly decline in the ratio of the ALLL to total loans and leases from June 30, 2003 to September 30, 2003. The period-end ALLL was 270% of NPAs at September 30, 2003, from 255% at June 30, 2003 and 173% a year earlier.

         The activity in the ALLL for the recent five quarters is reflected in Table 12 below. The $3.5 million and $3.0 million allowance of sold loans in the second and first quarters of 2003 related primarily to the $567 million and $556 million of automobile loans sold in the respective quarters. The $1.3 million of allowance related to purchased loans and leases in the third quarter of last year was attributable to the LeaseNet acquisition.

-------------------------------------------------------------------------------
TABLE 12 - ALLOWANCE FOR LOAN AND LEASE LOSSES AND RELATED STATISTICS

--------------------------------------------------------------------------------------------------------------------------------
                                                                      2003                                 2002
-------------------------------------------------------------------------------------------   ----------------------------------
(in thousands)                               THIRD                  SECOND         FIRST         FOURTH              THIRD
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, BEGINNING OF PERIOD                $ 340,947         $ 337,017        $ 336,648        $ 371,033         $ 351,696
Loan and lease losses                           (43,261)          (49,985)         (40,265)         (93,890)          (43,748)
Recoveries                                       10,487             8,929            7,429           10,732             9,963
--------------------------------------------------------------------------------------------------------------------------------
   Net loan and lease losses                    (32,774)          (41,056)         (32,836)         (83,158)          (33,785)
--------------------------------------------------------------------------------------------------------------------------------

Provision for loan and lease losses              51,615            49,193           36,844           51,236            54,304
Allowance of (sold) purchased loans
   and leases                                       ---            (3,477)          (2,981)             ---             1,264
Allowance of securitized loans                   10,347              (730)            (658)          (2,463)           (2,446)
--------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN AND LEASE
   LOSSES, END OF PERIOD                      $ 370,135         $ 340,947        $ 337,017         $336,648         $ 371,033
================================================================================================================================

Allowance for loan and lease losses
       as a percent of:
   Total loans and leases                          1.75 %            1.79 %           1.78 %           1.81 %            2.08 %
   Non-performing loans and leases                  304               284              266              263               182
   Non-performing assets                            270               255              239              246               173






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

         The portion of the allowance allocated to the more homogeneous consumer loan and lease segments is determined by expected loss ratios based on the risk characteristics of the various segments and giving consideration to existing economic conditions and trends. Expected loss ratios incorporate factors such as trends in past due amounts, recent loan and lease loss experience, and specific risk characteristics at the individual loan and lease level. Actual loss ratios experienced in the future could vary from those expected, as performance is a function of factors unique to each customer as well as general economic conditions. While amounts are allocated to various portfolio segments, the total ALLL, excluding impairment reserves prescribed under provisions of Statement of Financial Accounting Standard No. 114, is available to absorb losses from any segment of the portfolio.

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

         The baseline scenario for the income simulation, with which all others are compared, is based on prospective or future interest rates implied by the prevailing yield curve. Alternative market rate scenarios are then employed to determine their impact on the baseline scenario. These alternative market rate scenarios include spot rates remaining unchanged for the entire measurement period, parallel rate shifts on both a gradual and immediate basis, as well as movements in rates that alter the shape of the yield curve. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the prime rate.

         Market value risk (referred to as Economic Value of Equity or EVE) is measured using a static balance sheet. The models used for this measurement take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Moreover, the models incorporate the effects of embedded options, such as interest rate caps, floors, and call options, and account for changes in relationships among interest rates.

         When evaluating short-term interest rate risk exposure, management uses, for its primary measurement, scenarios that model parallel shifts in the yield curve resulting in a gradual 200 basis point increase/decrease in rates over the next twelve-month period. However, at December 31, 2002, only the 200 basis point increasing parallel shift in the yield curve was reported because a 200 basis point decrease in the interest rate curve was not feasible given the absolute low level of interest rates. At September 30, 2003, that plus-200 basis point scenario modeled net interest income approximately 1.0% lower than the internal forecast of net interest income over the same time period using the current level of forward rates. This compared to an approximate 0.7% impact to net interest income generated by a similar 200 basis point scenario at the end of 2002. Management believes further declines in market rates would put modest downward pressure on net interest income, resulting from the implicit pricing floors in non-maturity deposits.

         In previous quarters, the net interest margin has been adversely impacted by: (1) fixed-rate consumer loan repayments being reinvested at lower market rates; (2) high repayments and prepayments of residential mortgage loans and mortgage-backed securities; (3) the implicit floors in retail deposits as rates declined to historically low levels; (4) the rapid growth of lower-margin residential adjustable-rate mortgage loans retained on the balance sheet; and
(5) the lower yield on the higher quality automobile loan originations. In the most recent quarter, the effects of a steeper yield curve and lower deposit costs dampened some of the negative impact of the above cited effects. However, the net interest margin is expected to be adversely affected by some of these factors over the next few quarters.

         The primary measurement for EVE at risk assumes an immediate and parallel increase in rates of 200 basis points. At September 30, 2003, the model indicated that such an increase in rates would be expected to reduce the EVE at risk by approximately 7.9% compared with an estimated negative impact of approximately 3.8% at December 31, 2002. Increased growth of fixed rate loans and investments contributed much of the increase to EVE at risk. In addition, the higher interest rate environment in the 2003 third quarter caused the average maturity of fixed rate mortgage loans and investments to increase and shortened the expected average maturity of some non-maturity deposits. Both factors contributed to an increasing EVE at risk.

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

LIQUIDITY

         Liquidity management is a process to ensure that funding is available to support loan growth, any potential deposit outflows, and normal corporate activities, under different market conditions. Liquidity management is conducted under the direction of ALCO, which establishes policies and monitors the overall liquidity position of Huntington.

         The primary source of funding for Huntington is core deposits from its retail and commercial customers. As of September 2003, these core deposits, of which 83% are provided by the Regional Banking line of business, funded 63% of total assets. Core deposits include non-interest bearing and interest bearing demand deposits, savings accounts and other domestic time deposits, including certificates of deposit under $100,000 and IRAs. The types and sources of deposits by business segment at September 30, 2003 and 2002 and December 31, 2002 are detailed in Table 13 below:

--------------------------------------------------------------------------------
TABLE 13 - DEPOSIT LIABILITIES

-----------------------------------------------------------------------------------------------------------------------------------
(in millions of dollars)                 SEPTEMBER 30, 2003                December 31, 2002               September 30, 2002
----------------------------------------------------------------     ------------------------------   -----------------------------
BY TYPE                                BALANCE           %             Balance            %              Balance           %
-----------------------------------------------------------------------------------------------------------------------------------
Demand deposits
     Non-interest bearing               $ 3,003          15.9          $ 3,074            17.6          $ 2,949           17.2
     Interest bearing                     6,425          34.1            5,374            30.7            5,203           30.4
Savings deposits                          3,000          15.9            2,851            16.3            2,849           16.6
Retail certificates of deposit            2,484          13.2            3,267            18.7            3,371           19.7
Other domestic time deposits                638           3.4              689             3.9              701            4.1
-------------------------------------------------------------------------------------------------------------------------------
     Total Core Deposits                 15,550          82.5           15,255            87.2           15,073           88.0
-------------------------------------------------------------------------------------------------------------------------------
Domestic time deposits of
   $100,000 or more                         844           4.5              732             4.2              754            4.4
Brokered and negotiable CDs               1,837           9.8            1,093             6.2              979            5.7
Foreign time deposits                       603           3.2              419             2.4              312            1.9
-------------------------------------------------------------------------------------------------------------------------------
     TOTAL DEPOSITS                    $ 18,834         100.0         $ 17,499           100.0         $ 17,118          100.0
===============================================================================================================================

BY BUSINESS SEGMENT
-------------------------------------
Regional Banking
   Central Ohio / West Virginia         $ 5,423          28.8          $ 5,361            30.6          $ 5,620           32.8
   Northern Ohio                          3,622          19.2            3,602            20.6            3,561           20.8
   Southern Ohio / Kentucky               1,437           7.6            1,365             7.8            1,345            7.9
   West Michigan                          2,529          13.4            2,402            13.7            2,423           14.2
   East Michigan                          2,001          10.6            1,962            11.2            1,924           11.2
   Indiana                                  661           3.6              613             3.5              649            3.8
-------------------------------------------------------------------------------------------------------------------------------
      Total Regional Banking             15,673          83.2           15,305            87.4           15,522           90.7
-------------------------------------------------------------------------------------------------------------------------------
Dealer Sales                                 65           0.3               59             0.3               48            0.3
Private Financial Group                   1,117           5.9              924             5.3              788            4.6
Treasury / Other                          1,979          10.6            1,211             7.0              760            4.4
-------------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                         $ 18,834         100.0         $ 17,499           100.0         $ 17,118          100.0
===============================================================================================================================





         Policies and limits are established by ALCO on the amount of assets to be funded by short-term wholesale borrowings and diversification of this funding by type, source, and maturity. In addition, policies require that there be sufficient asset liquidity available to cover short-term wholesale funds maturing within a six month time period. Huntington has a contingency funding plan that forecasts sources and uses of funds under various scenarios to prepare Huntington to respond to unexpected liquidity shortages.

         Sources of wholesale funding include Federal funds purchased, Eurodollar deposits, securities sold under repurchase agreement, brokered and negotiable CDs, FHLB advances, and medium- and long-term debt. Other sources of liquidity include the sale or maturity of investment securities, the sale or securitization of loans, and the issuance of common and preferred securities.

         Huntington also has available a $6 billion domestic bank note program through its bank subsidiary, The Huntington National Bank, of which $4.8 billion was available at September 30, 2003. In addition, the Bank shares a $2 billion Euronote program with the parent company, of which $1.3 billion was available at September 30, 2003. In addition, the parent company has $295 million available under a $750 million medium-term note program.

         As a result of the formal SEC investigation announced on June 26, 2003, one rating agency placed Huntington's debt ratings on "Credit Watch Negative" pending completion of the investigation. As a result of this action, Huntington lengthened the maturities of wholesale borrowings by issuing negotiable CDs and medium-term bank notes. In addition, overnight federal funds borrowing were reduced. Management believes that sufficient liquidity exists to meet funding needs of the Bank and parent company.

CAPITAL

         Capital is managed both at the bank subsidiary and the holding company level and reflects the relative risks, growth opportunities, as well as regulatory requirements. Huntington places significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and management continually strives to maintain an appropriate balance between capital adequacy and returns to shareholders.

         Shareholders' equity at September 30, 2003 increased $39 million from June 30, 2003 and $52 million from December 31, 2002. The increase for the recent quarter outpaced growth for the nine-month period in 2003 primarily due to the repurchase of 4.3 million common shares at a value of $81.1 million in the 2003 first quarter. In February 2002, the Board of Directors authorized a common share repurchase program for up to 22 million common shares and canceled the previously existing authorization. Under this authorization, a total of 19.4 million common shares were repurchased: 19.2 million in 2002, including 15.1 million common shares purchased in the first nine months of 2002, and 0.2 million in the 2003 first quarter. In mid-January 2003, the Board of Directors authorized a new common share repurchase program, canceling the 2.6 million common shares remaining under the February 2002 authorization, and approved a new common share repurchase authorization for up to 8.0 million common shares. Under this authorization, 4.1 million common shares were repurchased in the 2003 first quarter. No shares were repurchased in the second and third quarters of 2003, leaving 3.9 million common shares remaining for repurchase at September 30, 2003.

         Third quarter 2003 average equity to average assets was 7.51% versus 8.59% for the same period last year. At the end of September 2003, tangible period-end equity to period-end assets, which excludes intangible assets, was 6.78%, down from 7.65% a year ago. The higher tangible equity to asset ratio in the year-ago quarter reflected excess capital generated from the sale of the Florida operations in the first quarter 2002. Management has targeted a longer-term tangible equity to asset ratio of 6.50% - 6.75%, given the current asset mix and risk profile.

         Risk-based capital guidelines established by the Federal Reserve Board set minimum capital requirements and require institutions to calculate risk-based capital ratios by assigning risk weightings to assets and off-balance sheet items, such as interest rate swaps, loan commitments, and securitizations. These guidelines further define "well-capitalized" levels for Tier 1, total capital, and leverage ratio purposes at 6%, 10%, and 5%, respectively, with Huntington's ratios exceeding those minimums at September 30, 2003. Huntington's Tier 1 risk-based capital ratio, total risk-based capital ratio, leverage ratio, risk-adjusted assets, and its tangible equity to assets ratio for the recent five quarters are shown in Table 14:

-------------------------------------------------------------------------------
TABLE 14 - END OF PERIOD CAPITAL DATA

--------------------------------------------------------------------------------------------------------------------------
                                                                        2003                                2002
----------------------------------------------------------------------------------------------  --------------------------
(in millions)                                            THIRD          SECOND         FIRST        FOURTH         THIRD
--------------------------------------------------------------------------------------------------------------------------

Total risk-adjusted assets                               $27,949        $27,570       $27,437       $27,132       $26,226

Tier 1 risk-based capital ratio                            8.40%          8.32%         8.13%         8.32%         8.82%
Total risk-based capital ratio                            11.19%         11.11%        11.00%        11.22%        11.78%
Tier 1 leverage ratio                                      7.94%          8.25%         8.22%         8.48%         9.05%

Tangible equity / asset ratio                              6.78%          7.06%         7.01%         7.22%         7.64%
Tangible equity / risk-weighted assets                     7.24%          7.20%         7.06%         7.27%         7.71%
Average equity / average assets                            7.50%          7.66%         7.90%         8.05%         8.58%

      Although Huntington's tangible equity to tangible assets ratio has declined in the periods in the table above, the ratio of tangible equity to risk-weighted assets has increased during the past two quarters, reflecting growth in lower risk-weighted assets such as residential mortgages, home equity loans and lines of credit, and investment securities. Additionally, while the adoption of FIN 46 reduced the tangible equity to tangible assets ratio by 29 basis points, there was little impact to the ratio of tangible equity to risk-weighted assets as the additional loans that are included in Huntington's consolidated financial condition were already included in regulatory risk-weighted assets.

         As Huntington is supervised and regulated by the Federal Reserve, The Huntington National Bank, Huntington's bank subsidiary, is supervised and regulated by the Office of the Comptroller of the Currency, which establishes similar regulatory capital guidelines for banks. The Bank also had regulatory capital ratios in excess of the levels established for "well-capitalized" institutions at September 30, 2003.

         Cash dividends that were declared in the third quarter 2003 and four prior quarters along with common stock prices (based on NASDAQ intra-day and closing stock price quotes) are reflected in Table 15 below:

--------------------------------------------------------------------------------
TABLE 15 - QUARTERLY STOCK SUMMARY

--------------------------------------------------------------------------------------------------------------------------
                                                                2003                                     2002
------------------------------------------------------------------------------------------   -----------------------------
                                               THIRD           SECOND           FIRST           FOURTH           THIRD
--------------------------------------------------------------------------------------------------------------------------
High                                         $   20.890      $    21.540       $   19.800      $    19.980      $   20.430
Low                                              19.220           18.030           17.780           16.160          16.000
Close                                            19.850           19.510           18.590           18.710          18.190
Average daily closing price                      20.199           19.790           18.876           18.769          19.142
Cash dividends declared                      $    0.175      $      0.16       $     0.16      $      0.16      $     0.16

         In October 2003, the board of directors declared a dividend of $0.175 per common share for the fourth quarter 2003. The dividend is payable January 2, 2004, to shareholders of record on December 19, 2003. During the second quarter of 2002, management increased its dividend payout target range to 40%-45% of earnings from the previous target range of 35%-45%.

LINES OF BUSINESS

         Below is a brief description of each line of business and a discussion of business segment results for the three and nine months ended September 30, 2003 and 2002. Regional Banking, Dealer Sales, and the Private Financial Group are the major business lines. The fourth segment includes the impact of the Treasury function and other unallocated assets, liabilities, revenue, and expense.

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

REGIONAL BANKING
         This segment provides products and services to retail, business banking, and commercial customers in six operating regions within the five states of Ohio, Michigan, Indiana, West Virginia, and Kentucky. This segment's retail and small business products include home equity loans, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. These products and services are offered through Huntington's traditional banking network, Direct Bank--Huntington's customer service center, and Web Bank at www.huntington.com. Regional Banking also includes middle-market and large commercial banking relationships which use a variety of banking products and services including, but not limited to, commercial loans, commercial real estate loans, international trade, and cash management. These products and services are delivered through the traditional banking network.





-------------------------------------------------------------------------------
TABLE 16 - REGIONAL BANKING

---------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2003           2002             2003            2002
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $159,527       $ 141,118         $451,807      $ 423,394
Provision for loan and lease losses                                 32,535          36,088           96,601         95,907
Non-interest income                                                 97,780          63,775          241,212        194,386
Non-interest expense                                               139,090         132,723          418,159        390,190
---------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                            85,682          36,082          178,259        131,683
Income taxes                                                        29,989          12,629           62,391         46,089
---------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                $ 55,693        $ 23,453         $115,868       $ 85,594
===========================================================================================================================

         Regional Banking's operating earnings for the third quarter 2003 increased 137% to $55.7 million from $23.5 million for the same period a year ago. This quarterly growth helped push the nine-month results up 35% to $115.9 million for the recent quarter compared with $85.6 million last year.

         Net interest income for 2003 third quarter was up $18.4 million, or 13%, from the year-ago quarter. This increase reflected an $853 million, or 7%, increase in average loans and $671 million, or 4%, increase in average total deposits. The net interest income on other loan and deposit growth was largely offset by continued rate declines and the resulting repricing impact of loans and deposits. This segment implemented a number of strategic pricing decisions (primarily involving deposits) early in the quarter that helped to minimize margin compression.

         Average total loans in the 2003 third quarter were $13.2 billion, up $853 million, or 7%, from $12.4 billion in the year-ago quarter. This growth was driven by a $384 million, or 31%, increase in average residential mortgages, a $383 million, or 14%, increase in average home equity loans and lines of credit, and a $376 million, or 11%, increase in average commercial real estate loans. Average commercial loans, were down $255 million, or 5%, despite a $121 million, or 8%, increase in average small business banking loans.

         Average total deposits in the 2003 third quarter were $15.9 billion, up $671 million, or 4%, from a year ago. This increase reflected a $1.1 billion, or 23%, increase in interest bearing demand deposits, primarily money market accounts, and a $0.3 billion, or 13%, increase in non-interest bearing deposits, partially offset by a $0.9 billion, or 19%, decline in retail CDs. Retail CDs, which continue to be a relatively expensive source of funds, are currently being de-emphasized in Regional Banking's deposit generation strategies. Excluding retail CDs, total average deposits increased $1.6 billion, or 15%.

         The provision for loan and lease losses for the third quarter 2003 decreased $3.6 million, or 10%, from the same quarter last year. Net charge-offs in the 2003 third quarter were $19.8 million, or 0.59% of average loans and leases. This compared to $24.2 million, or 0.78%, for the prior year's third quarter. The offsetting provision expense related to loan and lease growth.

         Non-interest income for the recent three months increased $34.0 million, or 53%, from the year-ago third quarter. Increased fee based revenue was favorably impacted by an improvement in the value of mortgage servicing rights. This increase was partially offset by declines in standby letters of credit and credit card fee income. The decline in standby letters of credit was due to the adoption of FASB Interpretation No. 45 on January 1, 2003.

         Non-interest expense for the third quarter 2003 increased $6.4 million, or 5%, compared with the same period a year ago. Higher outside services costs related to increased mortgage loan volumes and equipment expenses were the primary drivers of the increase.

         Regional Banking contributed 52% and 53% of total revenues and total operating earnings, respectively, in the third quarter of 2003, and represented 50% of total assets and 83% of total deposits at September 30, 2003.

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

         Dealer Sales financial results are significantly impacted by the accounting for automobile leases. As previously noted, automobile leases originated prior to May 2002 are accounted for as operating leases, and leases originated since then are accounted for as direct financing leases. Therefore, the related financial results for automobile leases originated prior to May 2002 are reported as non-interest income and non-interest expense and the cost of funding these leases is included in interest expense. Such non-interest income, non-interest expense and interest expense will continue to trend lower in subsequent periods since new lease originations are not treated as operating leases, and leases originated prior to May 2002 will continue to run off. For leases originated after April 2002, revenue is reported in interest income and a provision for loan and lease losses is recorded in order to maintain an appropriate level of reserve for loan and lease losses. As a result, net interest income and the provision for loan and lease losses for the Dealer Sales line of business should trend higher in future periods.

-------------------------------------------------------------------------------
TABLE 17 - DEALER SALES

---------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2003           2002             2003            2002
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $ 29,227         $ 5,283         $ 56,479       $ (6,292)
Provision for loan and lease losses                                 16,036          15,470           36,612         35,207
Non-interest income                                                125,530         170,035          437,206        530,793
Non-interest expense                                               115,006         146,708          374,639        459,736
---------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                            23,715          13,140           82,434         29,558
Income taxes                                                         8,300           4,599           28,853         10,345
---------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                $ 15,415         $ 8,541         $ 53,581       $ 19,213
===========================================================================================================================





      Dealer Sales operating earnings were $15.4 million in the third quarter of 2003, an increase of $6.9 million, or 80%, from $8.5 million for the year-ago quarter. For the nine months, operating earnings were $53.6 million for 2003, up $34.4 million from $19.2 million for 2002.

         Net interest income was $29.2 million in the recent quarter, an increase of $23.9 million from $5.3 million in the second quarter of 2002. This increase reflected growth in average loan and direct financing lease balances from $3.8 billion in 2002 to $5.9 billion in 2003. Of this increase, $1.1 billion was attributed to direct financing leases while $832 million related to indirect automobile loans. The increase in average automobile loans reflected the positive impact of underlying growth, as well as the $1.0 billion resulting from the adoption of FIN 46 effective July 1, 2003. Included in net interest income for the nine months was $16.2 million of transfer pricing charges to this segment from Treasury / Other, reflecting the early termination of funding related to $1.1 billion of indirect automobile loans that were sold in the first half of 2003.

         The provision for loan and lease losses of $16.0 million for the third quarter 2003 increased $0.6 million from $15.4 million for the same period a year ago. Net charge-offs totaled $12.4 million for the recent three months, or an annualized 0.83% of average loans and direct financing leases, compared to $9.0 million, or 0.93%, during the year-ago quarter.

         Total non-interest income declined $44.5 million to $125.5 million for the third quarter of 2003 from $170.0 for the same period last year. This decrease primarily reflected a $42.5 million decrease in operating lease income from the third quarter of 2002. Also, securitization income declined $1.7 million from the year-ago quarter as a result of the adoption of FIN 46.

         Non-interest expense decreased $31.7 million to $115.0 million for the third quarter of 2003 from $146.7 million for the year-ago quarter, primarily reflecting a $32.6 million decrease in operating lease expense. Personnel expense increased $0.7 million due to higher benefits costs in the recent quarter as compared to the year-ago quarter.

         Huntington purchases insurance to cover the possibility that it will not be able to recover its anticipated residual value of its automobiles leased to customers, which is a component of the total automobile lease balance. Its purchased policies cover, for each leased automobile, declines in the Black Book value from the date of sale. This insurance, however, does not cover losses arising when the proceeds from selling the automobile are less than Black Book valuation. These losses typically arise when the automobile has excess wear and tear and/or excess mileage that are not reimbursed by the lessee. For leases that are accounted for as direct financing leases, Huntington maintains a valuation reserve for future expected losses, based on its evaluation of several factors, including vehicle type, lease terms, used automobile market conditions, new product offerings, expected leased vehicle return rates, and historical experience. In the third quarter of 2003, and periods prior to 2003, Huntington estimated the level of the reserve for direct financing leases based on future expected losses from the portfolio without discounting. This contrasts with the first and second quarters of 2003 when discounting was used. The valuation reserve for direct financing leases totaled $1.2 million and $1.4 million at September 30, 2003 and December 31, 2002, respectively. For leases that are accounted for as operating leases, Huntington prospectively increases the depreciation of the asset to its expected realizable value at the end of the lease.

         Dealer Sales contributed 31% of total third quarter 2003 revenues, 15% of total operating earnings in the 2003 third quarter, and represented 26% of total assets at September 30, 2003.

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


-------------------------------------------------------------------------------
TABLE 18 - PRIVATE FINANCIAL GROUP

----------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                         2003            2002             2003           2002
----------------------------------------------------------------------------------------------------------------------------

Net interest income                                                $ 11,097        $ 8,877         $ 30,409        $ 25,572
Provision for loan and lease losses                                   2,418          1,181            3,872           3,217
Non-interest income                                                  25,812         24,647           80,869          80,023
Non-interest expense                                                 26,092         25,013           78,594          75,685
----------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                              8,399          7,330           28,812          26,693
Income taxes                                                          2,940          2,566           10,085           9,332
----------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                  $ 5,459        $ 4,764         $ 18,727        $ 17,361
============================================================================================================================





      Private Financial Group (PFG) operating earnings in the third quarter of 2003 were $5.5 million, up 15% from $4.8 million for the same quarter in 2002 primarily due to growth in net interest income and non-interest income. Operating earnings for the nine months ended September 30, 2003 and 2002 were $18.7 million and $17.4 million, respectively. Revenue growth for the three and nine-month periods was partially offset by increased loan provision expense and increased non-interest expense.

         Net interest income for the recent three months increased $2.2 million, or 25%, from the prior-year quarter as average loan balances increased 31% to $1,213 million and average deposits increased 25% to $1,047 million. Most of the loan growth occurred in personal credit lines and residential real estate loans largely due to the favorable mortgage rate environment. A majority of the deposit growth occurred in interest bearing demand accounts, which resulted from a combination of new business and a customer shift from the Huntington money market mutual funds to interest-bearing deposit accounts. Margins on loans remained essentially the same as the prior-year quarter, while deposit margins declined by 7 basis points due to the continuing pressure of the declining interest rates.

         Provision expense for the third quarter 2003 increased to $2.4 million from $1.1 million in the year-ago quarter due to a combination of increased net charge-offs and increased loan and lease loss provision attributable to loan growth as previously noted. Net charge-offs were $0.7 million for the recent quarter, an increase of $0.1 million over the same quarter last year. Total net charge-offs as a percent of total loans declined from 0.25% a year ago to 0.24% for the current quarter. Non-performing assets also increased from 0.20% to 0.48% of total loans outstanding for the same comparable periods.

         Non-interest income increased $1.2 million, or 5%. Adding back the impact of fee sharing, which was $3.9 million in the current quarter, and $4.1 million in the year-ago quarter, non-interest income was $29.6 million in the 2003 third quarter, up $975 million, or 3%, from a year earlier. This reflected increases in insurance, trust, and other income, partially offset by a decrease in brokerage income. Insurance revenue increased $1.4 million, or 50%, mainly from an increase in title insurance revenue that was reflective of increased mortgage loan refinancing. Insurance revenue for the recent quarter also included $0.5 million of revenue from the sale of the new wealth transfer insurance product. Trust income increased $0.4 million, or 2.5%, mainly due to increased personal and institutional trust revenue. Brokerage revenue decreased $1.1 million, or 11%, primarily due to a 13% decline in annuity sales volume. Annuity sales have decreased as the continued low market rate environment has reduced market appeal. Mutual fund sales increased significantly from the prior year, nearly 50%.

         Non-interest expense for the 2003 third quarter, increased $1.1 million, or 4%. Personnel expense increased for merit increases, selective staff additions, and rising employee benefit costs. These cost were partially offset by reduced sales commissions from the reduction in brokerage sales. Most of the remaining expense increase was in outside service expense as a result of costs associated with the increased title insurance business volume.

         Private Financial Group contributed 7% and 5% of total revenues and total operating income, respectively, in the third quarter of 2003, and represented 5% of total assets and 6% total deposits at September 30, 2003.

TREASURY / OTHER

         Treasury / Other financial results include income and expense related to assets, liabilities, and capital not allocated to one of the three segments and any income/expense, gains/losses that are not specifically allocated to the other segments. Assets included in this segment include investment securities, Bank Owned Life Insurance, and mezzanine loans originated through Huntington's Capital Market Group. Liabilities include all wholesale funding.

         Huntington utilizes a maturity match-funded transfer pricing system that transfers interest rate and liquidity risk from the lines of business to the Treasury/Other segment. Any income/expense resulting from the management of interest rate and liquidity risk is included in the Treasury/Other segment. Furthermore, amortization expense of intangible assets is included in this segment.

-------------------------------------------------------------------------------
TABLE 19 - TREASURY / OTHER

---------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
(in thousands of dollars)                                        2003            2002             2003           2002
---------------------------------------------------------------------------------------------------------------------------

Net interest income                                               $ 20,620       $ 35,987         $ 85,976        $ 97,997
Provision for loan and lease losses                                    626          1,565              567           3,673
Non-interest income                                                 23,646         15,595           63,356          44,284
Non-interest expense                                                19,994         15,052           47,617          42,833
---------------------------------------------------------------------------------------------------------------------------
     Income before taxes                                            23,646         34,965          101,148          95,775
Income taxes                                                        (3,999)          (335)             997           2,810
---------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                $ 27,645       $ 35,300         $100,151        $ 92,965
===========================================================================================================================

      Treasury / Other's operating earnings for the third quarter 2003 was down to $27.6 million from $35.3 million for the same period a year ago. Operating earnings for the nine-month period ended September 30, 2003 and 2002 were $100.2 million and $93.0 million, respectively.

         Net interest income was lower for the comparable three-month periods. The lower interest rate environment contributed to the decline in net interest income as older fixed rate loans and investments were replaced at lower current rates, while the liabilities adjusted to the lower rates more quickly and already reflected the lower rate environment. Thus, funding rates on loans and investments fell more than rates on liabilities, causing the decline in Treasury earnings. Included in net interest income for the nine months was $16.2 million of transfer pricing credits from the Dealer Sales segment, reflecting the early termination of funding related to indirect automobile loans that were sold in the first half of 2003.

         Provision for loan and lease loss activity is related to the Capital Markets Group, which provides commercial and commercial real estate mezzanine loans to customers.

         Third quarter 2003 non-interest income was $23.6 million, down $8.1 million from the comparable period last year. Branch sale gains of $13.1 million offset by securities losses in the current quarter were the main contributors to the increase. Non-interest expense for the recent quarter was $20.0 million, up from $15.1 million last year. This increase reflected higher commissions related to activities in the Capital Markets Group, higher pension expense, and professional fees not allocated to other lines of business.

         Income tax expense for each of the other business segments is calculated at a statutory 35% tax rate. However, Huntington's overall effective tax rate was lower and, as a result, Treasury / Other reflected the reconciling items to the statutory tax rate in its income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures for the current period are found beginning on page 38 of this report, which includes changes in market risk exposures from disclosures presented in Huntington's Amended Form 10-K/A.

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

     There have not been any changes in Huntington's internal control over financial reporting (as such term is defined in Rules 13a-15(f) ad 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington's internal control over financial reporting.

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

                  12       Earnings to Fixed Charges

                  31.1     Certification - Chief Executive Officer

                  31.2     Certification - Chief Financial Officer

                  32.1     Section 1350 Certification - Chief Executive Officer

                  32.2     Section 1350 Certification - Chief Financial Officer

          (b)     Reports on Form 8-K

                  1. A report on Form 8-K, dated July 17, 2003, was filed under report item numbers 5, 7, and 9, concerning Huntington's results of operations for the second quarter ended June 30, 2003.

                  2. A report on Form 8-K, dated August 6, 2003, was filed under report item numbers 5 and 7, regarding Huntington's announcement that David L. Porteous will join its board of directors in October 2003, expanding the board to 12 outside directors.

                  3. A report on Form 8-K, dated September 16, 2003, was filed under report item number 9, concerning Huntington's investor presentation in New York City.

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




Date:    November 14, 2003    /s/ Michael J. McMennamin
                              -----------------------------------------------
                                  Michael J. McMennamin
                                  Vice Chairman, Chief Financial Officer and
                                  Treasurer (Principal Financial Officer)