Form 10-K
period 2003-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2004-03-05
CIK 49196

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-2525

Huntington Bancshares Incorporated

(Exact name of registrant as specified in its charter)

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Huntington Center, 41 S. High Street, Columbus, OH	43287
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 480-8300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - Without Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003, determined by using a per share closing price of $19.51, as quoted by NASDAQ on that date, was $5,030,970,635. As of February 27, 2004, 229,374,834 shares of common stock without par value were outstanding.

Documents Incorporated By Reference

Part I and II of this Form 10-K incorporates by reference certain information from the registrant’s Annual Report to Shareholders for the period ended December 31, 2003.

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2004 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Huntington Bancshares Incorporated

Part I

Item 1:	Business

Huntington Bancshares Incorporated (Huntington or the company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary. At December 31, 2003, Huntington Bank had 162 banking offices in Ohio, 114 banking offices in Michigan, 25 banking offices in West Virginia, 22 banking offices in Indiana, 12 banking offices in Kentucky, 3 private banking offices in Florida, one foreign office in the Cayman Islands and one foreign office in Hong Kong. Selected financial services, including those of Huntington Mortgage Group, a division of Huntington Bank, are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2003, Huntington and its subsidiaries had 7,983 full-time equivalent employees.

A discussion of Huntington’s lines of business can be found in its Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference. The financial statement results for each line of business can be found in Note 17 of the Notes to Consolidated Financial Statements included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Competition is intense in most of the markets Huntington serves. Huntington competes on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, mortgage banking companies, insurance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. For example, financial services reform legislation enacted in 1999 eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation, among other things, permits securities and insurance firms to engage in banking activities under specified conditions.

On January 27, 2004, Huntington announced the signing of a definitive agreement to merge with Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio, with assets of $2.7 billion at December 31, 2003. Under the terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. The merger is expected to close late in the second quarter of 2004, subject to applicable regulatory approvals and Unizan shareholder approval.

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

The Bank is subject to examination and supervision by the OCC. Its deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). Huntington’s non-bank subsidiaries are also subject to examination and supervision by the FRB (or, in the case of non-bank subsidiaries of the Bank, by the OCC), and examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

In addition to the impact of federal and state regulation, the Bank and non-bank subsidiaries of Huntington are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

Huntington is a financial holding company with one national bank subsidiary, Huntington National Bank and numerous non-bank subsidiaries. See Exhibit 21 for a list of Huntington’s subsidiaries. The Bank is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by the subsidiary bank to the parent and any non-bank subsidiary of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual non-bank subsidiary of the parent are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to such parent together with all such non-bank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.

As a matter of policy, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength policy, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when Huntington does not have the resources to provide it. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company’s bankruptcy, any commitment by such holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. Huntington, as the sole shareholder of the Bank, is subject to such provisions. Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of a liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of the Bank (including the FDIC, as the subrogee of such holders) would receive priority over the holders of notes and other senior debt of the Bank in the event of a liquidation or other resolution and over the interests of Huntington as sole shareholder of the Bank.

Dividend Restrictions

Dividends from the Bank are the primary source of funds for payment of dividends to Huntington’s shareholders. In the year ended December 31, 2003, Huntington declared cash dividends to its shareholders of $153.5 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to Huntington without regulatory approval.

The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, the Bank could, without regulatory approval, declare dividends to Huntington in 2004 of approximately $332.7 million plus an additional amount equal to its net profits during 2004.

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

FDIC Insurance

The Bank was classified by the FDIC as a “well-capitalized” institution in the highest supervisory subcategory and was therefore not obliged under FDIC assessment practices to pay deposit insurance premiums in 2003, either on its deposits insured by the BIF or on that portion of its deposits acquired from savings and loan associations and insured by the Savings and Loan Association Insurance Fund (SAIF). As a result of restatements in 2003 of its financial statements for 2002 and 2001, the Bank would have been classified by the FDIC as an adequately capitalized institution in the second highest supervisory subcategory. Neither “well-capitalized” nor adequately capitalized institutions are obliged currently to pay deposit insurance premiums. Although not currently subject to FDIC assessments for insurance premiums, the Bank is required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the BIF or the SAIF. Assessment practices may also be altered if pending legislative initiatives involving the merger of the BIF and the SAIF, as well as other changes, become law.

Capital Requirements

The FRB has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies such as Huntington. The risk-based capital ratio guidelines establish a systematic analytical framework that makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting being assigned to categories perceived as representing greater risk. A bank holding company’s capital (as described below) is then divided by total risk weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital (as described below) to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. “Tier 1”, or core capital, includes common equity, noncumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. “Total capital” is the sum of Tier 1 and Tier 2 capital.

The FRB and the other federal banking regulators require that all intangible assets, with certain limited exceptions, be deducted from Tier 1 capital. Under the FRB’s rules the only types of intangible assets that may be included in (i.e., not deducted from) a bank holding company’s capital are originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, provided that, in the aggregate, the total amount of these items included in capital does not exceed 100% of Tier 1 capital.

Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio (total capital to risk-weighted assets) of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.

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

Special minimum capital requirements apply to equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution’s over-all exposure to equity investments increases as a percentage of its Tier 1 capital.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC, as well as the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

To be considered “well capitalized” under the regulatory framework for “Prompt Corrective Action”, the ratios must be at least 6.00% for Tier 1 risk-based capital ratio, 10.00% for Total risk-based capital ratio, and 5.00% for Tier 1 leverage capital. As of December 31, 2003, the ratios for Huntington were 8.53%, 11.95%, and 7.98%, respectively. In addition, the ratios for the Bank at December 31, 2003, were 6.36%, 10.65%, and 6.01%, respectively. Both Huntington and the Bank had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions at December 31, 2003.

The risk-based capital standards of the FRB, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized”, “adequately-capitalized”, “under-capitalized”, “significantly under-capitalized”, and “critically under-capitalized”.

An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately-capitalized” tests is deemed to be “under-capitalized”. If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly under-capitalized”. Finally, an institution is deemed to be “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company if the depository institution would thereafter be “under-capitalized”. “Under-capitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan by the appropriate federal banking agency. If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized”. “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized”, make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As a result of restatements in 2003 of its financial statements for 2002 and 2001, the Bank could have been classified under FDICIA as “adequately capitalized” but not “well-capitalized”. The Bank, however, restored itself to “well-capitalized” status by the end of the second quarter 2003, and, therefore, the FDICIA’s brokered deposit rule did not adversely affect the ability of the Bank to accept brokered deposits. Under the regulatory definition of brokered deposits, the Bank had $1.8 billion of such deposits at December 31, 2003.

Gramm-Leach-Bliley Act of 1999

The United States Congress in 1999 enacted major financial services modernization legislation, known as the “Gramm-Leach-Bliley Act of 1999” (GLB Act), which was signed into law on November 12, 1999. Under the GLB Act, banks are no longer prohibited by the Glass-Steagall Act from associating with, or having management interlocks with, a business organization engaged principally in securities activities. By qualifying as a new entity known as a “financial holding company”, a bank holding company may acquire new powers not otherwise available to it. In order to qualify, a bank holding company’s depository subsidiaries must all be both “well-capitalized” and well managed, and must meet their Community Reinvestment Act obligations. The bank holding company must also declare its intention to become a financial holding company to the FRB and certify that its depository subsidiaries meet the capitalization and management requirements. The repeal of the Glass-Steagall Act and the availability of new powers both became effective on March 11, 2000, and Huntington became a financial holding company on March 13, 2000.

Financial holding company powers relate to “financial activities” that are determined by the FRB, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity (provided that the complementary activity does not pose a safety and soundness risk). The statute itself defines certain activities as financial in nature, including but not limited to underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to significant limitations; insurance company portfolio investing, subject to significant limitations; and any activities previously found by the FRB to be closely related to banking.

National and state banks are permitted under the GLB Act (subject to capital, management, size, debt rating, and Community Reinvestment Act qualification factors) to have “financial subsidiaries” that are permitted to engage in financial activities not otherwise permissible. However, unlike financial holding companies, financial subsidiaries may not engage in insurance or annuity underwriting; developing or investing in real estate; merchant banking (for at least five years); or insurance company portfolio investing. Other provisions of the GLB Act establish a system of functional regulation for financial holding companies and banks involving the Securities and Exchange Commission, the Commodity Futures Trading Commission, and state securities and insurance regulators; deal with bank insurance sales and title insurance activities in relation to state insurance regulation; prescribe consumer protection standards for insurance sales; and establish minimum federal standards of privacy to protect the confidentiality of the personal financial information of consumers and regulate its use by financial institutions. Federal bank regulatory agencies continued to issue a variety of proposed, interim, and final rules during the year 2003 for the implementation of the GLB Act.

Recent Regulatory Developments

Possible authority for financial holding companies to engage in real estate brokerage and property management services remained under consideration by federal banking regulators at the end of 2003. However, renewal of a statutory moratorium on implementation of regulations granting such authority passed one house of Congress and was pending in the other house at the end of the year. It is not possible at present to assess the likelihood of ultimate adoption of final regulations.

Changes in the federal deposit insurance program were recommended during 2003 by the FDIC and in the federal budget. A deposit insurance reform bill that would, among other things, merge the BIF and the SAIF, increase and index deposit insurance coverage, give the FDIC flexibility in setting premium assessments, and replace a fixed deposit reserve ratio with a reserve range, was passed by the House of Representatives in April 2003, but no action on the subject was taken by the Senate during the remainder of the year. It is not possible to predict if deposit insurance reform legislation will be enacted, or if enacted, what its effect will be on Huntington.

Federal banking regulators continued their preparations for the expected issuance in mid-2004 by the Basel Committee on Banking Supervision of final “Basel II” regulatory capital guidelines, which would mandate changes for large banks in the way in which their risk-based capital requirements are calculated. The guidelines are widely believed to likely permit significant reductions in levels of required capital for such banks. It is uncertain at the present time if Huntington will be either required or permitted to make changes in its regulatory capital structure in accordance with Basel II guidelines.

Business Risks

Huntington, like other financial companies, is subject to a number of risks, many of which are outside of Management’s control, though Management strives to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect Huntington’s financial condition or results of operation, (3) liquidity risk, which is the risk that Huntington and / or the Bank will have insufficient cash or access to cash to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact Huntington’s business, future results of operations, and future cash flows.

(1) Credit Risk:

Huntington extends credit to a variety of customers based on internally set standards and the judgment of Management. Huntington manages the credit risk it takes through a program of underwriting standards that it follows, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit it has already extended. There can be no assurance that Huntington’s credit standards and its on-going process of credit assessment will protect Huntington from significant credit losses.

Huntington takes credit risk by virtue of funding loans and leases, purchasing non-governmental securities, extending loan commitments and letters of credit, and being counterparties to off-balance sheet financial instruments such as interest rate and foreign exchange derivatives.

Huntington’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide Management with the information necessary to implement policy adjustments where necessary, and to take proactive corrective actions. In 2003, Management continued to focus on commercial lending to customers with existing or potential relationships within Huntington’s primary markets.

At December 31, 2003, Huntington’s total credit exposure was $22.4 billion, consisting of $21.1 billion of loans and direct financing leases and $1.3 billion of operating lease assets. Of the $22.4 billion total credit exposure, 27.7%, or $6.2 billion, represented exposure to the automobile financing sector with $4.9 billion representing loans and direct financing leases and $1.3 billion representing automobile operating lease assets. A key corporate objective has been to lower the total risk exposure to automobile loans and leases. While this exposure presented 28% of credit exposure at December 31, 2003, this was down from 33.0% at December 31, 2002. The next largest credit exposure sector was to commercial real estate loans, which totaled $4.2 billion at December 31, 2003, and represented 18.6% of total credit exposure, and 19.8% of total loans and leases. There was no other concentration of lending to a particular industry or group of industries that would be considered a concentration of lending risk.

For further discussion about Huntington’s management of credit risk, see “Credit Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference. There can be no assurance that Huntington’s credit standards and its on-going process of credit assessment will protect Huntington from significant credit losses.

Huntington’s loans, leases, and deposits are focused in five states and adverse economic conditions in those states, in particular, could negatively impact results from operations, cash flows, and financial condition.

Concentration of credit risk can also arise with respect to loans and leases when the borrowers are located in the same geographical region. Huntington’s customers with loan and/or deposit balances at December 31, 2003, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans, leases, and deposits in these states, in the event of adverse economic conditions in these states, Huntington could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans and leases than if the loans and leases were more geographically diversified. Adverse economic conditions and other factors, such as political or business developments or natural hazards that may affect these states, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

(2) Market Risk:

Huntington could experience losses on its residual values related to its automobile lease portfolio.

At December 31, 2003, Huntington had a $3.2 billion automobile lease portfolio, comprised of $1.9 billion of direct financing leases and $1.3 billion of operating lease assets. Inherently, automobile lease portfolios are subject to residual risk, which arises when the market price of the leased vehicle at the end of the lease term is below the estimated residual value at the time the lease is originated. This situation arises due to a decline in used car market values. For further discussion about Huntington’s management of lease residual risk, see “Lease Residual Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Changes in interest rates could negatively impact Huntington’s financial condition and results of operations.

Huntington’s results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments, loans, and direct financing leases) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond Management’s control may also affect interest rates. If Huntington’s interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, a decrease in market interest rates could adversely affect net interest income. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, an increase in market interest rates could adversely affect net interest income.

At December 31, 2003, Huntington’s commercial and industrial commercial real estate construction loans, automobile loans and leases, and operating leases totalled $12.2 billion. Of this total group of loans and leases, 49% had variable interest rates and 51% had fixed interest rates. Fixed-rate loans and leases increase Huntington’s exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans and leases decrease these risks associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates. Under these circumstances, Huntington’s results of operations could be negatively impacted.

When evaluating short-term interest rate risk exposure, the primary measurement represents scenarios that model a 200 basis point increasing (decreasing) parallel shift in rates over the next twelve-month period versus rates implied by the current yield curve. At the end of 2003, that scenario modeled net interest income to be approximately 0.5% lower than the internal forecast of net interest income using the baseline scenario. This position is well within the board of directors’ 4.0% policy limit for change in net interest income given a +/- 200 basis point change in rates.

Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington’s ability to realize gains on the sale of assets. A portion of Huntington’s earnings results from transactional income. Examples of this type of earnings result from gains on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington’s results of operations and cash flows. For further discussion, see “Loan Sales and Securitizations” in the Notes to Consolidated Financial Statements included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Although fluctuations in market interest rates are neither completely predictable nor controllable, Huntington’s Asset and Liability Management Committee (ALCO) meets periodically to monitor Huntington’s interest rate sensitivity position and oversee its financial risk management by establishing policies and operating limits. For further discussion, see “Interest Rate Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

(3) Liquidity Risk:

If Huntington is unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors and borrowers, or meet the operating cash needs of Huntington to fund corporate expansion and other activities.

Liquidity policies and limits are established by the board of directors, with operating limits set by ALCO, based upon analyses of the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. ALCO regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. The Bank’s ALCO establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (FHLB), which provides funding through advances to its members that are collateralized with mortgage-related assets.

Huntington maintains a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow through the Federal Reserve’s discount window.

If Huntington were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact Huntington’s financial condition, its results of operations, cash flows, and its level of regulatory-qualifying capital. For further discussion, see “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

If Huntington’s credit rating were downgraded, its ability to access funding sources may be negatively impacted or eliminated and Huntington’s liquidity and the market price of its common stock could be adversely impacted.

Credit ratings by the three major credit rating agencies are an important component of the company’s liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of Management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the company’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions.

As a result of a formal SEC investigation announced June 26, 2003, Standard and Poor’s rating agency placed the company’s debt ratings on “Credit Watch Negative” pending completion of the investigation. As a precautionary measure, Management increased the volume of long-term wholesale borrowings, while reducing overnight Federal Funds borrowings. The cost of short-term borrowings has not been materially affected by the downgrade, although at least one investor has reduced exposure limits as a result of this action by a rating agency. This action had no adverse impact on rating triggers inherent in financial contracts. Management believes that sufficient liquidity exists to meet the funding needs of the Bank and the parent company. Credit ratings as of December 31, 2003 for the parent company and the Bank were:

	Senior Unsecured Notes	Subordinated Notes	Short Term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	A2	A3	P1	Negative
Standard & Poor’s Corporation	A-	BBB+	A2	Credit Watch Negative
Fitch Ratings	A	A-	F1	Stable
The Huntington National Bank
Moody’s Investor Service	A1	A2	P1	Negative
Standard & Poor’s Corporation	A	A-	A1	Credit Watch Negative
Fitch Ratings	A	A-	F1	Stable

Huntington relies on certain funding sources such as large corporate deposits, public fund deposits, federal funds, Euro deposits, FHLB advances, and bank notes. Although not contractually tied to credit ratings, Huntington’s ability to access these funding sources may be impacted by negative changes in credit ratings. In the case of public funds or FHLB advances, a credit downgrade also may trigger a requirement that Huntington pledge additional collateral against outstanding borrowings.

A downgraded credit rating by any of the three credit rating agencies could negatively affect Huntington’s common stock price and accelerate the timing of the pass through of cash flows from obligors to its securitization trusts. In addition, if the unsecured senior debt of the Bank falls below BBB+ or Baa1, a Servicer Downgrade Event automatically occurs, which will trigger an early amortization event in Huntington’s largest securitization. At that point, Huntington would no longer be permitted to sell additional loans to the trust.

At December 31, 2003, Huntington provided letters of credit for approximately $983 million of taxable and tax-exempt notes and bonds. Huntington Capital Corporation (HCC), a consolidated subsidiary of Huntington, acts as the remarketing agent for approximately $580 million of the outstanding issues. These obligations are currently owned by a variety of money market funds that have the right to put these bonds back to HCC for remarketing every seven days. A lower credit rating could impact HCC’s ability to remarket these instruments. A short-term rating downgrade may cause these obligations to be put back to HCC for subsequent remarketing or inclusion into HCC holdings. Letter of credit issuance for the purpose of credit enhancement of bond issues may be impacted.

(4) Operational Risk:

Huntington has significant competition in both attracting and retaining deposits and in originating loans and leases.

Competition is intense in most of the markets Huntington serves. Huntington competes on price and service with other banks and financial companies such as savings and loans, credit unions, finance companies, mortgage banking companies, insurance companies and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.

Management maintains internal operational controls and Huntington has invested in technology to help it process large volumes of transactions. However, there can be no assurance that Huntington will be able to continue processing at the same or higher levels of transactions. If Huntington’s system of internal controls should fail to work as expected, if its systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses to Huntington could occur.

Huntington processes large volumes of transactions on a daily basis and is exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside Huntington, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

Huntington establishes and maintains systems of internal operational controls that provide Management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. Huntington has also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time,

Huntington experiences losses from operational risk, including the effects of operational errors, and these losses are recorded as non-interest expense.

While Management continually monitors and improves its system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that Huntington will not suffer such losses in the future.

Huntington’s acquisitions may not meet income expectations and/or cost savings levels or may not be integrated within timeframes originally anticipated. Huntington may encounter unforeseen difficulties, including unanticipated integration problems and business disruption in connection with its acquisitions. Acquisitions could also dilute stockholder value and adversely affect operating results.

On January 27, 2004, Huntington announced the signing of a definitive agreement to merge with Unizan Financial Corp. (Unizan) a financial holding company based in Canton, Ohio, with $2.7 billion of assets at December 31, 2003. Under the terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represented a price of $26.39 per Unizan share, and valued the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close late in the second quarter, pending customary regulatory approvals, as well as Unizan shareholder approval.

During 2002, Huntington acquired Haberer Investment Advisor, Inc. (Haberer), a Cincinnati-based registered investment advisory firm with approximately $500 million in assets under management. Huntington paid cash to Haberer shareholders and issued 202,695 shares of common stock from treasury. Also during 2002, Huntington acquired LeaseNet Group, Inc. (LeaseNet), a $90 million leasing company located in Dublin, Ohio. Huntington paid cash to LeaseNet shareholders and issued 835,035 shares of common stock from treasury. In addition, Huntington holds 544,357 common shares in escrow, to be released to LeaseNet’s shareholders contingent upon the achievement of certain performance levels. Both of these acquisitions were accounted for using the purchase method of accounting.

The proposed merger with Unizan presents several risks. The completion of any merger, including the proposed merger with Unizan, is dependent on, among other things, receipt of shareholder and regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all. Additionally, a merger may be more expensive to complete than anticipated, as a result of unexpected factors or events and the anticipated cost savings of a merger may take longer to be realized or may not be achieved in their entirety. The integration of acquired businesses and operations with those of Huntington, including systems conversions, may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Huntington’s existing businesses or the businesses acquired. Further, decisions to sell or close units or otherwise change the business mix of either company may adversely impact combined results. Moreover, Huntington may be unable to identify, negotiate, or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses.

The extended disruption of vital infrastructure could negatively impact Huntington’s business, results of operations, and financial condition.

Huntington’s operations depend upon, among other things, its infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of Huntington’s control could have a material adverse impact on the financial services industry as a whole and on Huntington’s business, results of operations, cash flows, and financial condition in particular. To mitigate this risk, Huntington has established a business recovery plan.

Huntington’s financial statements must conform to accounting principles generally accepted in the United States (GAAP), which require Management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates.

The preparation of financial statements in conformity with GAAP requires Management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period to period. Huntington’s financial statements include estimates related to accruals of income and expenses and determination of fair values or carrying values of certain, but not all, assets and liabilities. These estimates are based on information available to Management at the time the estimates are made. Factors involved in these estimates could change in the future leading to a change of those estimates, which could be material to Huntington’s results of operations or financial condition.

For further discussion, see “Critical Accounting Policies and Use of Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

New, or changes in existing, tax, accounting, and regulatory laws, regulations, rules, standards, policies, and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect Huntington are described in this report under the heading “Regulatory Matters.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Huntington, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. International capital standards developed in the framework of the Basel Committee on Banking Supervision may also affect the competitive environment for United States banks. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on Huntington’s business and results of operations; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact Huntington.

The OCC may impose dividend payment and other restrictions on the Bank, which would impact Huntington’s ability to pay dividends to its shareholders or repurchase its stock.

The OCC is the primary regulatory agency that examines the Bank, its subsidiaries, and their respective activities. Under certain circumstances, including any determination that the activities of the Bank or its subsidiaries constitute an unsafe and unsound banking practice, the OCC has the authority by statute to restrict the Bank’s ability to transfer assets, make distributions to its shareholder, and redeem preferred securities.

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

Payment of dividends could also be subject to regulatory limitations if the Bank became under-capitalized for purposes of the OCC prompt corrective action regulations. Under-capitalized is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. The Bank’s inability to pay dividends to Huntington would negatively impact Huntington’s ability to pay dividends to its shareholders and repurchase its stock.

At December 31, 2003, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized”. As of that date, its total risk-based capital ratio was 10.65%, its Tier 1 risk-based capital ratio was 6.36%, and its Tier 1 leverage capital ratio was 6.01%. Management intends to maintain the Bank’s capital ratios in excess of the “well-capitalized” levels under the OCC’s regulations. Management cannot guarantee, however, that it will be able to maintain the capital ratios for the Bank in excess of “well-capitalized” levels.

For further discussion, see “Bank Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

The Federal Reserve Board may require Huntington to commit capital resources to support the Bank.

The FRB, which examines Huntington and its non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Moreover, in the event of a bank holding company’s bankruptcy, any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s results of operations and cash flows.

Management does not foresee the need to make capital injections to the Bank under the source of strength doctrine in the foreseeable future.

If either of Huntington’s Real Estate Investment Trust (REIT) affiliates fail to qualify as a REIT, Huntington will be subject to a higher consolidated effective tax rate.

Huntington Preferred Capital, Inc. (HPCI) and Huntington Preferred Capital II, Inc. (HPC-II) operate as REITs for federal income tax purposes. HPCI and HPC-II are consolidated subsidiaries of Huntington that were established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to their shareholders.

Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2003, HPCI had met all of the quarterly asset tests.

Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. As of December 31, 2003, HPCI had met all annual income and distribution tests. If these REIT affiliates fail to meet any of the required provisions for REITs, HPCI or HPC II will no longer qualify as a REIT and the resulting tax consequences would increase Huntington’s effective tax rate.

Huntington could be held responsible for environmental liabilities of properties acquired through foreclosure of loans secured by real estate.

In the event that Huntington is forced to foreclose on a defaulted commercial mortgage and/or residential mortgage loan to recover its investment in the mortgage loan, Huntington may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although Huntington exercises due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during Huntington’s ownership or after a sale to a third party. There can be no assurance that Huntington would not incur full recourse liability for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that Huntington could recover any of the costs from any third party.

Huntington is currently under investigation by the SEC, the final results of which are unknown.

On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation. The SEC investigation began following Huntington’s announcement on April 16, 2003, that it intended to restate its financial statements in order to reclassify its accounting for automobile leases from the direct financing lease method to the operating lease method, and following allegations by a former Huntington employee regarding certain aspects of Huntington’s accounting and financial reporting practices, including the recognition of automobile loan and lease origination fees and costs, as well as certain year-end reserves. The investigation is ongoing and Huntington believes that the actions it has taken to date have addressed all known accounting issues. The final results of the investigation, however, are not known at the time of this filing and therefore, the impact to Huntington’s financial condition, results of operations, and cash flows is not known.

Guide 3 Information

Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this report.

Available Information

Huntington makes available free of charge on its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings can be accessed under the “Investor Relations” link found in the “About Us” section of Huntington’s website at huntington.com. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2:	Properties

The headquarters of Huntington and the Bank are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, Huntington leases approximately 39%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Bank has an indirect minority equity interest in the building. Huntington’s other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a Business Service Center in Columbus, Ohio, which serves as Huntington’s primary operations and data center; The Huntington Mortgage Group’s building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by Huntington’s Regional and Private Financial Group lines of business. The Dealer Sales line of business is primarily located in a three-story office building located in Columbus Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases. In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 51 of its locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

Item 3:	Legal Proceedings

Information required by this item is set forth in Notes 25 and 26 of Notes to Consolidated Financial Statements included in Huntington’s 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Item 4:	Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

Item 5:	Market for Registrant’s Common Equity and Related Shareholder Matters

The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of February 27, 2004, Huntington had 27,764 shareholders of record.

Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in Table 27 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in the 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Notes 16 and 29 of Notes to Consolidated Financial Statements of the Annual Report to Shareholders which is incorporated into this report by reference.

Huntington did not sell any unregistered equity securities during the year ended December 31, 2003. Neither Huntington nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of Huntington in any month within the fourth quarter ended December 31, 2003.

Item 6:	Selected Financial Data

Information required by this item is set forth in Table 1 included in the 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Item 7a:	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is set forth in the caption “Interest Rate Risk” and “Liquidity” included in the 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Item 8:	Financial Statements and Supplementary Data

Information required by this item is set forth in the Independent Auditor’s Report, Consolidated Financial Statements and Notes and Selected Quarterly Income Statements included in the 2003 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

Item 9:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 18, 2004, the Audit/Risk Committee of Huntington’s Board of Directors dismissed Ernst & Young LLP as Huntington’s independent auditors and appointed Deloitte & Touche LLP as Huntington’s independent auditors for 2004. Ernst & Young LLP’s dismissal is effective on March 5, 2004. The change was the result of a competitive bidding process involving several accounting firms.

The audit reports of Ernst & Young LLP on the consolidated financial statements of Huntington and its subsidiaries as of the end of the fiscal years ended December 31, 2003 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that its audit report for 2003 was modified to reflect a change in Huntington’s method of accounting for variable interest entities in 2003 in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities and its audit report for 2002 was modified to reflect a change in Huntington’s method of accounting for amortization of goodwill in 2002 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.

During Huntington’s two most recent fiscal years ended December 31, 2003, and the subsequent interim period through March 5, 2004, there were no disagreements between Huntington and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) and there were no reportable events (as defined by Item 304(a)(1)(v) of Regulation S-K.

Also during Huntington’s two most recent fiscal years ended December 31, 2003, and the subsequent interim period through March 5, 2004, neither Huntington nor anyone on its behalf consulted with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A:	Controls and Procedures

Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures are effective.

There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2003 to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal control over financial reporting.

Part III

Item 10:	Directors and Executive Officers of The Registrant

Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington’s”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of Huntington’s 2004 Proxy Statement, which is expected to be filed on or about March 16, 2004, and is incorporated herein by reference.

Item 11:	Executive Compensation

Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of Huntington’s 2004 Proxy Statement, which is expected to be filed on or about March 16, 2004, and is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is set forth under the caption “Ownership of Voting Stock” and in a table entitled “Equity Compensation Plan Information” of Huntington’s 2004 Proxy Statement, which is expected to be filed on or about March 16, 2004, and is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions

Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of Huntington’s 2004 Proxy Statement, which is expected to be filed on or about March 16, 2004, and is incorporated herein by reference.

Item 14:	Principal Accounting Fees and Services

Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Auditors” of Huntington’s 2004 Proxy Statement, which is expected to be filed on or about March 16, 2004, and is incorporated herein by reference.

Part IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	The report of independent auditors and consolidated financial statements appearing in Huntington’s 2003 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8.

(2)	Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(p) in the Exhibit Index.

(b)	The following reports on Form 8-K were filed during the fourth quarter of 2003:

(1)	Form 8-K, dated October 15, 2003, filed under Items 5, 7, and 12, reporting earnings for the three and nine months ended September 30, 2003, and related matters.

(2)	Form 8-K, dated November 13, 2003, filed under Item 9, announcing Huntington’s participation on that date in the 2003 Financial Services Conference hosted by Sandler O’Neill and Partners, L.P.

(c)	The exhibits to this Form 10-K begin on page 20.

(d)	See Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2004.

HUNTINGTON BANCSHARES INCORPORATED

(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Michael J. McMennamin

	Thomas E. Hoaglin Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		Michael J. McMennamin Vice Chairman, Chief Financial Officer, and Treasurer (Principal Financial Officer)

By:	/s/ John D. Van Fleet

John D. Van Fleet Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 5th day of March, 2004.

Raymond J. Biggs *	David L. Porteous *

Raymond J. Biggs Director	David L. Porteous Director

Don M. Casto, III *	Kathleen H. Ransier *

Don M. Casto, III Director	Kathleen H. Ransier Director

Michael J. Endres *

Michael J. Endres Director	Robert H. Schottenstein Director

John B. Gerlach, Jr. *	George A Skestos *

John B. Gerlach, Jr. Director	George A Skestos Director

David P. Lauer *

David P. Lauer Director	Lewis R. Smoot, Sr. Director

Wm. J. Lhota *

Wm. J. Lhota Director

* /s/ Michael J. McMennamin

Michael J. McMennamin Attorney-in-fact for each of the persons indicated

Exhibit Index

This document incorporates by reference the documents listed below that Huntington has previously filed with the SEC. The SEC allows Huntington to incorporate by reference information in this document. The information incorporated by reference is considered to be a part of this document, except for any information that is superseded by information that is included directly in this document.

This information may be read and copied at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements and other information about issuers, like Huntington, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by Huntington with the SEC are also available at Huntington’s internet world-wide web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this proxy statement/prospectus. You also should be able to inspect reports, proxy statements and other information about Huntington at the offices of the Nasdaq National Market at 33 Whitehall Street, New York, New York.

2.	Agreement and Plan of Merger, dated January 27, 2004, by and between Unizan Financial Corp. and Huntington Bancshares Incorporated.

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii)(a).	Amended and Restated Bylaws as of July 16, 2002 — previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

4.(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10.	Material contracts:

(a). *	Tier I Executive Agreement for certain executive officers — previously filed as Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(b). *	Tier II Executive Agreement for certain executive officers — previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(c). *	Schedule identifying material details of Executive Agreements, substantially similar to Exhibits 10(a) and 10(b).

(d)(1). *	Huntington Bancshares Incorporated Amended and Restated Incentive Compensation Plan, effective for performance cycles beginning on or after January 1, 1999 — previously filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(d)(2). *	First Amendment to the Huntington Bancshares Incorporated Amended and Restated 1999 Incentive Compensation Plan — previously filed as Exhibit 10(g) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(d)(3). *	Second Amendment to the Huntington Bancshares Incorporated Amended and Restated 1999 Incentive Compensation Plan — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

(e). *	Restated Huntington Supplemental Retirement Income Plan — previously filed as Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(f). *	Deferred Compensation Plan and Trust for Directors — reference is made to Exhibit 4(a) of Post-Effective Amendment No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

(g)(1). *	Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors — reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

(g)(2). *	First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors – previously filed as Exhibit 10(q) to Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(h). *	Executive Deferred Compensation Plan of Huntington Bancshares Incorporated (as amended and restated as of October 9, 2002).

(i)(1). *	The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust (as amended and restated as of February 9, 1990) — previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

(i)(2). *	First Amendment to The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust Plan — previously filed as Exhibit 10(o)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(j)(1). *	1990 Stock Option Plan — reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

(j)(2). *	First Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(q)(2) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

(j)(3). *	Second Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(n)(3) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(j)(4). *	Third Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(j)(5). *	Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(j)(6). *	Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(1). *	Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(k)(2). *	First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(k)(3). *	First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(4). *	Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(5). *	Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(l)(1). *	Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(r) to Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(l)(2). *	First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(h) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(l)(3). *	Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(i) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(m). *	Employment Agreement, dated February 15, 2004, between Huntington Bancshares Incorporated and Thomas E. Hoaglin.

(n) *	Huntington Investment and Tax Savings Plan — reference is made to Exhibit 4(a) of Post-effective Amendment No. 1 to Registration Statement on Form S-8, Registration 33-46327, previously filed with the Securities and Exchange Commission on April 1, 1998.

(o) *	Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan) – reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration 333-75032, previously filed with the Securities and Exchange Commission on December 13, 2001.

(p) *	Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan — previously filed as Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

12.	Ratio of Earnings to Fixed Charges.

13.	Portions of Huntington’s 2003 Annual Report to Shareholders.

14.	Code of Business Conduct and Ethics, adopted January 14, 2003, is available on Huntington’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm#top.

16.	Letter Regarding Change in Certifying Accountants.

21.	Subsidiaries of the Registrant.

23.	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney.

31.1	Sarbanes-Oxley Act 302 Certification – Chief Executive Officer.

31.2	Sarbanes-Oxley Act 302 Certification – Chief Financial Officer.

32.1	Sarbanes-Oxley Act 906 Certification—Chief Executive Officer.

32.2	Sarbanes-Oxley Act 906 Certification—Chief Financial Officer.

*	Denotes management contract or compensatory plan or arrangement.