Form 10-Q
period 2004-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2004-05-10
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED March 31, 2004

Commission File Number 0-2525

Huntington Bancshares Incorporated

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 South High Street, Columbus, Ohio 43287

Registrant’s telephone number (614) 480-8300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

There were 229,410,244 shares of Registrant’s without par value common stock outstanding on April 30, 2004.

Huntington Bancshares Incorporated

Part 1. Financial Information

Item 1.	Financial Statements

Huntington Bancshares Incorporated

Consolidated Balance Sheets

(in thousands, except number of shares)	March 31, 2004	December 31, 2003	March 31, 2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$766,432	$899,689	$863,782
Federal funds sold and securities purchased under resale agreements	224,841	96,814	46,456
Interest bearing deposits in banks	54,027	33,627	36,117
Trading account securities	16,410	7,589	22,715
Mortgage loans held for sale	230,417	226,729	513,638
Securities available for sale - at fair value	5,455,138	4,925,232	3,680,260
Investment securities - fair value $3,294; $3,937 and $7,075, respectively	3,209	3,828	6,908
Loans and leases	21,193,627	21,075,118	18,896,499
Allowance for loan and lease losses	(295,377)	(299,732)	(303,636)

Net loans and leases	20,898,250	20,775,386	18,592,863

Operating lease assets	1,070,958	1,260,440	1,951,316
Bank owned life insurance	938,156	927,671	895,780
Premises and equipment	351,073	349,712	340,223
Goodwill and other intangible assets	216,805	217,009	218,363
Customers’ acceptance liability	7,909	9,553	10,004
Accrued income and other assets	805,455	786,047	726,209

Total Assets	$31,039,080	$30,519,326	$27,904,634

Liabilities
Deposits	$18,988,846	$18,487,395	$17,688,984
Short-term borrowings	1,076,302	1,452,304	1,749,128
Bank acceptances outstanding	7,909	9,553	10,004
Federal Home Loan Bank advances	1,273,000	1,273,000	1,253,000
Subordinated notes	1,066,705	990,470	583,897
Other long-term debt	4,478,599	4,544,509	2,923,005
Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the parent company	—	—	300,000
Allowance for unfunded loan commitments and letters of credit	32,089	35,522	33,381
Accrued expenses and other liabilities	1,751,451	1,451,571	1,207,189

Total Liabilities	28,674,901	28,244,324	25,748,588

Shareholders’ equity
Preferred stock - authorized 6,617,808 shares; none outstanding	—	—	—
Common stock - without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 229,410,043; 229,008,088 and 228,641,557 shares, respectively	2,482,342	2,483,542	2,483,258
Less 28,456,212; 28,858,167 and 29,224,698 treasury shares, respectively	(541,048)	(548,576)	(555,042)
Accumulated other comprehensive income	21,490	2,678	54,630
Retained earnings	401,395	337,358	173,200

Total Shareholders’ Equity	2,364,179	2,275,002	2,156,046

Total Liabilities and Shareholders’ Equity	$31,039,080	$30,519,326	$27,904,634

See notes to unaudited consolidated financial statements.

Huntington Bancshares Incorporated

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Interest and fee income
Loans and leases	$270,868	$270,979
Securities	51,659	42,078
Other	3,404	6,957

Total Interest and Fee Income	325,931	320,014

Interest expense
Deposits	59,626	79,710
Short-term borrowings	3,313	5,559
Federal Home Loan Bank advances	8,041	5,585
Subordinated notes and other long-term debt including preferred capital securities	32,266	27,401

Total Interest Expense	103,246	118,255

Net Interest Income	222,685	201,759
Provision for credit losses	25,596	36,844

Net Interest Income After Provision for Credit Losses	197,089	164,915

Operating lease income	88,867	138,193
Service charges on deposit accounts	41,837	39,869
Trust services	16,323	14,911
Brokerage and insurance income	15,197	15,497
Mortgage banking	(4,296)	11,125
Bank owned life insurance income	10,485	11,137
Other service charges and fees	9,513	10,338
Gain on sales of automobile loans	9,004	10,255
Securities gains	15,090	1,198
Other	25,619	20,401

Total Non-Interest Income	227,639	272,924

Personnel costs	121,624	113,089
Operating lease expense	70,710	111,588
Outside data processing and other services	18,462	16,579
Equipment	16,086	16,412
Net occupancy	16,763	16,609
Professional services	7,299	9,285
Marketing	7,839	6,626
Telecommunications	5,194	5,701
Printing and supplies	3,016	3,681
Amortization of intangibles	204	204
Restructuring reserve releases	—	(1,000)
Other	18,457	16,705

Total Non-Interest Expense	285,654	315,479

Income Before Provision for Income Taxes	139,074	122,360
Provision for income taxes	34,901	30,630

Net Income	$104,173	$91,730

Average common shares:
Basic	229,227	231,355
Diluted	232,915	232,805
Per Common Share:
Net Income - Basic	$0.45	$0.39
Net Income - Diluted	0.45	0.39
Cash Dividends Declared	0.175	0.16

See notes to unaudited consolidated financial statements.

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2003:
Balance, beginning of period	257,866	$2,484,421	(24,987)	$(475,399)	$62,300	$118,471	$2,189,793
Comprehensive Income:
Net income						91,730	91,730
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(5,798)		(5,798)
Unrealized losses on derivative instruments used in cash flow hedging relationships					(1,872)		(1,872)

Total comprehensive income							84,060

Cash dividends declared ($0.16 per share)						(37,001)	(37,001)
Stock options exercised		(1,163)	71	1,308			145
Treasury shares purchased			(4,300)	(81,061)			(81,061)
Other			(9)	110			110

Balance, end of period (Unaudited)	257,866	$2,483,258	(29,225)	$(555,042)	$54,630	$173,200	$2,156,046

Three Months Ended March 31, 2004:
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						104,173	104,173
Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					30,534		30,534
Unrealized losses on derivative instruments used in cash flow hedging relationships					(11,722)		(11,722)

Total comprehensive income							122,985

Cash dividends declared ($0.175 per share)						(40,136)	(40,136)
Stock options exercised		(832)	378	7,274			6,442
Other		(368)	24	254			(114)

Balance, end of period (Unaudited)	257,866	$2,482,342	(28,456)	$(541,048)	$21,490	$401,395	$2,364,179

See notes to unaudited consolidated financial statements.

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
Operating Activities
Net Income	$104,173	$91,730
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	25,596	36,844
Depreciation on operating lease assets	63,823	98,101
Other depreciation and amortization	35,580	21,671
Deferred income tax expense	28,818	27,038
Increase in trading account securities	(8,821)	(22,474)
(Increase) decrease in mortgages held for sale	(3,688)	14,741
Gains on sales of securities available for sale	(15,090)	(1,198)
Gains on sales/securitizations of loans	(9,004)	(12,819)
Restructuring reserve releases	—	(1,000)
Other, net	(27,521)	(102,958)

Net Cash Provided by Operating Activities	193,866	149,676

Investing Activities
(Increase) decrease in interest bearing deposits in banks	(20,400)	1,183
Proceeds from:
Maturities and calls of investment securities	628	640
Maturities and calls of securities available for sale	242,654	608,832
Sales of securities available for sale	450,890	218,001
Purchases of securities available for sale	(783,854)	(995,909)
Proceeds from sales/securitizations of loans	876,686	680,564
Net loan and lease originations, excluding sales	(1,138,911)	(1,142,863)
Net decrease in operating lease assets	126,801	151,108
Proceeds from sale of premises and equipment	260	3,669
Purchases of premises and equipment	(13,432)	(10,198)
Proceeds from sales of other real estate	1,562	1,924

Net Cash Used for Investing Activities	(257,116)	(483,049)

Financing Activities
Increase in deposits	494,019	205,694
Decrease in short-term borrowings	(376,002)	(391,888)
Proceeds from issuance of subordinated notes	148,830	—
Maturity of subordinated notes	(100,000)	—
Proceeds from Federal Home Loan Bank advances	—	250,000
Maturity of Federal Home Loan Bank advances	—	(10,000)
Proceeds from issuance of long-term debt	175,000	635,000
Maturity of long-term debt	(250,000)	(355,000)
Dividends paid on common stock	(40,269)	(28,042)
Repurchases of common stock	—	(81,061)
Net proceeds from issuance of common stock	6,442	145

Net Cash Provided by Financing Activities	58,020	224,848

Change in Cash and Cash Equivalents	(5,230)	(108,525)
Cash and Cash Equivalents at Beginning of Period	996,503	1,018,763

Cash and Cash Equivalents at End of Period	$991,273	$910,238

Supplemental disclosures:
Income taxes paid	$849	$42,897
Interest paid	98,694	122,174
Non-cash activities
Residential mortgage loans securitized and retained in securities available for sale	115,929	108,917
Common stock dividends accrued not paid	31,180	37,001

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington’s 2003 Annual Report on Form 10-K (Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2004 presentation.

For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements”.

Note 2 – New Accounting Pronouncements

SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105): On March 9, 2004, the SEC issued SAB 105. This bulletin was issued to inform registrants of the SEC’s view that the fair value of loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The SEC believes that incorporating expected future cash flows related to the associated servicing of the loan essentially results in the immediate recognition of a servicing asset, which is only appropriate once the servicing asset has been contractually separated from the underlying loan by sale or by securitization of the loan with servicing retained. Furthermore, no other internally-developed intangible assets, such as customer relationship intangibles, should be recorded as part of the loan commitment derivative. The SEC believes that recognition of such assets is only appropriate in the event of a third-party transaction, such as the purchase of a loan commitment either individually, in a portfolio, or in a business combination.

In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments pursuant to APB Opinion No. 22, Disclosure of Accounting Policies, including methods and assumptions used to estimate fair value and any associated hedging strategies, as required by FAS 107, Disclosure of Fair Value of Financial Instruments, FAS 133, Accounting for Derivative Instruments and Hedging Activities, and Item 305 of Regulation S-K (Qualitative and Quantitative Disclosures about Market Risk). The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Huntington enters into such commitments with customers in connection with residential loan applications and at March 31, 2004, had approximately $295 million in notional amount of these commitments outstanding. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1): In December 2003, President Bush signed into law a bill that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. FSP 106-1 was issued in January 2004 and permits deferring the recognition of the new Medicare provisions’ impact due to the lack of specific authoritative guidance on accounting for the federal subsidy. Huntington has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3, to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148): FAS 148 was issued in December 2002, as an amendment of Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB 25, which is the method currently used by Huntington. See note 10 for the anticipated effect of this pronouncement.

Note 3 – Acquisition

On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio, with $2.7 billion of assets at December 31, 2003. Under the terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represented a price of $26.39 per Unizan share, and valued the transaction at approximately $587 million. The merger was unanimously approved by both boards and is expected to close early in the third quarter, pending customary regulatory approvals, as well as Unizan shareholder approval. Huntington also announced its intention to repurchase approximately 2.5 million common shares (approximately 10% of the number of shares issued to Unizan shareholders) after the Unizan shareholders’ meeting.

Note 4 – Securities Available for Sale

Securities available for sale at March 31, 2004, December 31, 2003, and March 31, 2003 were as follows:

	March 31, 2004		December 31, 2003		March 31, 2003
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury
Under 1 year	$2,491	$2,493	$1,374	$1,376	$325	$333
1-5 years	24,478	25,410	31,356	31,454	12,584	13,150
6-10 years	51,239	51,352	271,271	275,540	44,304	45,494
Over 10 years	—	—	—	—	412	477

Total U.S. Treasury	78,208	79,255	304,001	308,370	57,625	59,454

Federal agencies
Mortgage backed securities
1-5 years	17,487	17,939	19,899	20,434	30,431	31,646
6-10 years	183,551	187,976	198,755	201,995	371,063	378,645
Over 10 years	1,553,297	1,574,920	1,593,139	1,595,594	1,715,212	1,739,662

Total mortgage-backed	1,754,335	1,780,835	1,811,793	1,818,023	2,116,706	2,149,953

Other agencies
Under 1 year	106,087	107,195	173,181	175,505	102,118	105,140
1-5 years	779,563	798,034	585,561	593,662	426,449	447,026
6-10 years	403,006	403,441	403,953	390,164	3,929	4,470
Over 10 years	73,625	73,625	201	192	—	—

Total other	1,362,281	1,382,295	1,162,896	1,159,523	532,496	556,636

Total U.S Treasury and Federal Agencies	3,194,824	3,242,385	3,278,690	3,285,916	2,706,827	2,766,043

Municipal Securities
Under 1 year	6,941	6,964	6,594	6,663	5,668	5,679
1-5 years	19,535	19,941	20,015	20,569	25,069	25,766
6-10 years	79,236	81,027	69,511	71,013	53,876	54,803
Over 10 years	312,325	316,026	332,181	334,188	169,013	170,189

Total Municipal Securities	418,037	423,958	428,301	432,433	253,626	256,437

Private Label CMO
Under 1 year	—	—	1,973	1,973	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	569,776	574,002	388,933	388,684	226,386	227,868

Total Private Label CMO	569,776	574,002	390,906	390,657	226,386	227,868

Asset Backed Securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,075	30,000	29,944	30,000	29,850
6-10 years	11,780	11,783	20,000	19,984	—	—
Over 10 years	949,747	950,286	590,826	589,788	55,000	54,897

Total Asset Backed Securities	991,527	992,144	640,826	639,716	85,000	84,747

Other
Under 1 year	500	742	500	502	1,000	1,027
1-5 years	9,317	9,724	7,169	7,346	6,863	7,129
6-10 years	3,259	3,391	5,047	5,510	4,595	5,119
Over 10 years	193,280	193,997	145,103	146,685	143,264	141,519
Retained interest in securitizations	5,365	6,050	5,593	6,356	129,137	144,626
Marketable equity securities	7,479	8,745	8,547	10,111	44,679	45,745

Total Other	219,200	222,649	171,959	176,510	329,538	345,165

Total Securities Available for Sale	$5,393,364	$5,455,138	$4,910,682	$4,925,232	$3,601,377	$3,680,260

Note 5 – Allowances for Credit Losses (ACL)

The ACL is comprised of the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). The following table reflects activity in the ACL for the three-month periods ended March 31, 2004, December 31, 2003, and March 31, 2003:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Allowance for Loan and Leases Losses, Beginning of Period	$299,732	$336,398	$324,827
Loan and lease losses	(37,167)	(68,023)	(40,265)
Recoveries of loans previously charged off	8,540	12,880	7,429

Net loan and lease losses	(28,627)	(55,143)	(32,836)

Provision for credit losses	25,596	26,341	36,844
Net change in allowance for unfunded loan commitments and letters of credit	3,433	(1,785)	(21,560)
Allowance of assets sold and securitized	(4,757)	(6,079)	(3,639)

Allowance for Loan and Lease Losses, End of Period	$295,377	$299,732	$303,636

Allowance for Unfunded Loan Commitments and Letters of Credit, Beginning of Period	$35,522	$33,737	$11,821
Net change	(3,433)	1,785	21,560

Allowance for Unfunded Loan Commitments and Letters of Credit, End of Period	$32,089	$35,522	$33,381

Note 6 – Operating Lease Assets

Operating lease assets at March 31, 2004, December 31, 2003, and March 31, 2003, were as follows:

(in thousands)	March 31, 2004	December 31, 2003	March 31, 2003
Cost of assets under operating leases	$1,894,687	$2,136,502	$3,007,188
Deferred lease origination fees and costs	(2,485)	(2,117)	(48,208)
Accumulated depreciation	(821,244)	(873,945)	(1,007,664)

Operating Lease Assets, Net	$1,070,958	$1,260,440	$1,951,316

Depreciation expense related to operating lease assets was $63.8 million and $98.1 million for the three months ended March 31, 2004 and 2003, respectively.

Note 7 – Segment Reporting

Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes Huntington’s Treasury functions and capital markets activities and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon Huntington’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions.

Management relies on “operating earnings” for review of performance and for critical decision making purposes. Operating earnings exclude the impact of the significant items listed in the reconciliation table below. See Note 12 to the consolidated financial statements for further discussions regarding Restructuring Reserves. The financial information that follows is inclusive of the above adjustments on an after-tax basis to reflect the reconciliation to reported net income.

The following provides a brief description of the four operating segments of Huntington:

Regional Banking: This segment provides products and services to retail, business banking, and commercial customers. This segment’s products and services are offered in seven operating regions within the five states of Ohio, Michigan, West

Virginia, Indiana, and Kentucky through Huntington’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 55% and 82%, of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank—Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking products include middle-market and large commercial banking relationships which use a variety of banking products and services including, commercial and industrial loans, international trade, and cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

Dealer Sales: This segment serves automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. This segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles under long-term direct financing leases, finances dealership floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

Private Financial Group: This segment provides products and services designed to meet the needs of Huntington’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services.

Treasury/Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the three business segments. Assets included in this segment include bank owned life insurance, investment securities, and mezzanine loans originated through Huntington Capital Markets Group.

A funds transfer pricing system is used to attribute funding costs and credits to other business segments. The Treasury/Other segment includes the net impact of interest rate risk management, including derivative activities. Furthermore, this segment’s results include the investment securities portfolios and capital markets activities. Additionally, income or expense and provision for income taxes, not allocated to other business segments, are also included.

Listed below is certain reported financial information reconciled to Huntington’s first quarter 2004 and 2003 operating results by line of business.

Income Statements

(in thousands)	Regional Banking	Dealer Sales	PFG	Treasury/ Other	Huntington Consolidated
2004
Net interest income	$151,062	$30,305	$11,129	$30,189	$222,685
Provision for credit losses	(2,105)	(21,655)	557	(2,393)	(25,596)
Non-Interest income	72,051	110,555	28,627	16,406	227,639
Non-Interest expense	(147,092)	(91,369)	(29,461)	(17,732)	(285,654)
Provision for income taxes	(25,871)	(9,743)	(3,798)	4,510	(34,901)

Net income, as reported	48,045	18,093	7,054	30,980	104,173
Gain on sale of automobile loans, net of tax	—	(6,146)	—	294	(5,853)

Operating Earnings	$48,045	$11,947	$7,054	$31,274	$98,320

2003
Net interest income	$146,414	$15,647	$9,495	$30,203	$201,759
Provision for credit losses	(23,553)	(11,385)	(1,900)	(6)	(36,844)
Non-Interest income	71,599	158,516	27,213	15,596	272,924
Non-Interest expense	(140,304)	(134,169)	(26,635)	(14,371)	(315,479)
Provision for income taxes	(18,955)	(10,013)	(2,861)	1,198	(30,630)

Net income, as reported	35,201	18,596	5,312	32,620	91,730
Gain on sale of automobile loans, net of tax	—	(2,592)	—	(4,074)	(6,666)
Restructuring releases, net of taxes	—	—	—	(650)	(650)

Operating Earnings	$35,201	$16,004	$5,312	$27,897	$84,414

	Total Assets at			Total Deposits at
Period-end Balance Sheet Data (in millions)	March 31, 2004	December 31, 2003	March 31, 2003	March 31, 2004	December 31, 2003	March 31, 2003
Regional Banking	$15,635	$14,971	$14,297	$15,938	$15,539	$15,412
Dealer Sales	6,609	7,335	6,854	78	77	70
PFG	1,491	1,461	1,265	1,057	1,164	960
Treasury / Other	7,304	6,756	5,489	1,916	1,707	1,247

Total	$31,039	$30,523	$27,905	$18,989	$18,487	$17,689

Note 8 – Comprehensive Income

The changes in the components of Huntington’s Other Comprehensive Income in each of the three months ended March 31 were as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003
Unrealized holding gains (losses) on securities available for sale arising during the period:
Unrealized net gain (loss)	$62,066	$(7,247)
Related tax benefit (expense)	(21,723)	2,228

Net	40,343	(5,019)

Unrealized losses on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net losses	(18,034)	(2,880)
Related tax benefit	6,312	1,008

Net	(11,722)	(1,872)

Less: Reclassification adjustment for net gains from sales of securities available for sale realized during the period:
Realized net gains	15,090	1,198
Related tax expense	(5,281)	(419)

Net	9,809	779

Total Other Comprehensive Income (Loss)	$18,812	$(7,670)

Activity in Accumulated Other Comprehensive Income for the three months ended March 31, 2004 and 2003 was as follows:

(in thousands)	Minimum pension liability	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments used in cash flow hedging relationships	Total
Balance, December 31, 2002	$(195)	$56,856	$5,639	$62,300
Period change	—	(5,798)	(1,872)	(7,670)

Balance, March 31, 2003	$(195)	$51,058	$3,767	$54,630

Balance, December 31, 2003	$(1,309)	$9,429	$(5,442)	$2,678
Period change	—	30,534	(11,722)	18,812

Balance, March 31, 2004	$(1,309)	$39,963	$(17,164)	$21,490

Note 9 – Earnings per Share

Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the three-month periods ended March 31 is as follows:

	Three Months Ended March 31,
(in thousands, except per share amount)	2004	2003
Net Income	$104,173	$91,730

Average common shares outstanding	229,227	231,355
Dilutive effect of common stock equivalents	3,688	1,450

Diluted Average Common Shares Outstanding	232,915	232,805

Earnings Per Share
Basic	$0.45	$0.39
Diluted	0.45	0.39

The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.

Approximately 6.5 million and 7.6 million stock options were vested and outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $22.53 per share and $22.21 per share at the end of the same respective periods.

At March 31, 2004, a total of 552,966 common shares associated with a 2002 acquisition were held in escrow, subject to future issuance contingent upon meeting certain contractual performance criteria. These shares, which were included in treasury stock, will be included in the computation of basic and diluted earnings per share at the beginning of the period when all conditions necessary for their issuance have been met. Dividends paid on these shares are reinvested in common stock and are also held in escrow.

Note 10 – Stock-Based Compensation

Huntington’s stock-based compensation plans are accounted for based on the intrinsic value method promulgated by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.

The following pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options’ vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in each of the quarters presented:

	Three Months Ended March 31,
	2004	2003
Stock Options Outstanding at period end (in thousands)	19,421	17,637
Assumptions
Risk-free interest rate	3.71%	4.15%
Expected dividend yield	3.20%	3.34%
Expected volatility of Huntington’s common stock	30.9%	33.8%
Pro Forma Results (in millions of dollars)
Net income, as reported	$104.2	$91.7
Less pro forma expense, net of tax, related to options granted	3.3	3.0

Pro Forma Net Income	$100.9	$88.7

Net Income Per Common Share:
Basic, as reported	$0.45	$0.39
Basic, pro forma	0.44	0.38
Diluted, as reported	0.45	0.39
Diluted, pro forma	0.43	0.38

Note 11 – Stock Repurchase Plan

On February 18, 2002, the board of directors authorized Huntington to repurchase from time to time up to 22,000,000 shares of its common stock by means of various methods including, but not limited to, open market purchases and privately negotiated transactions (the 2002 Repurchase Program). As of January 14, 2003, Huntington had purchased 19,358,665 of such shares authorized under the 2002 Repurchase Program.

Effective January 14, 2003, the board of directors authorized a new share repurchase program (the 2003 Repurchase Program) which cancelled the 2002 Repurchase Program and authorized officers of Huntington to repurchase not more than 8,000,000 shares of Huntington common stock. At April 27, 2004, Huntington had purchased 4,100,000 of such shares authorized under the 2003 Repurchase Program.

Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 Repurchase Program and authorized officers of Huntington to repurchase not more than 7,500,000 shares of Huntington common stock. The share repurchases described in Note 3 will be made under this authorization. Purchases will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

	2004	2003				2002
(number of shares in thousands)	First	Fourth	Third	Second	First	Fourth	Third	Second	First
Authorized under 2002 repurchase program									22,000
Number of shares repurchased	—	—	—	—	(200)	(4,110)	(6,262)	(7,329)	(1,458)
Cancellation of program	—	—	—	—	(2,641)	—	—	—	—

Remaining shares authorized to repurchase	—	—	—	—	—	2,841	6,951	13,213	20,542

Authorized under 2003 repurchase program					8,000
Number of shares repurchased	—	—	—	—	(4,100)

Remaining shares authorized to repurchase	3,900	3,900	3,900	3,900	3,900

Average price paid per share	$—	$—	$—	$—	$18.85	$18.43	$19.02	$20.07	$19.25

Note 12 – Restructuring Reserves

On a quarterly basis, Huntington assesses its remaining restructuring reserves and makes adjustments to those reserves as necessary. As of March 31, 2004, Huntington had remaining reserves for restructuring of $13.6 million. Huntington expects that the reserves will be adequate to fund the estimated future cash outlays.

Note 13 – Benefit Plans

Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan), a non-contributory defined benefit pension plan covering substantially all employees. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. In addition, Huntington has an unfunded defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage.

Huntington also sponsors other retirement plans. One of those plans is an unfunded Supplemental Executive Retirement Plan. This plan is a nonqualified plan that provides certain former officers of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. Other plans, including plans assumed in various past acquisitions, are unfunded, nonqualified plans that provide certain active and former officers of Huntington and its subsidiaries nominated by Huntington’s compensation committee with deferred compensation, post-employment, and/or defined pension benefits in excess of the qualified plan limits imposed by federal tax law.

The following table shows the components of net periodic benefit expense:

	Pension Benefits Three Months Ended March 31,		Post Retirement Benefits Three Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Service cost	$3,038	$2,455	$324	$281
Interest cost	4,368	4,161	802	869
Expected return on plan assets	(5,381)	(6,283)	—	—
Amortization of transistion asset	—	(63)	276	275
Amortization of prior service cost	—	—	145	152
Settlements	1,000	1,087	—	—
Recognized net actuarial loss (gain)	1,984	442	—	—

Benefit Expense	$5,009	$1,799	$1,547	$1,577

Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.4 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively.

Note 14 – Commitments and Contingent Liabilities

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at March 31, 2004, December 31, 2003, and March 31, 2003, were as follows:

(in millions)	March 31, 2004	December 31, 2003	March 31, 2003
Contract amount represents credit risk
Commitments to extend credit
Commercial	$5,091	$5,712	$4,882
Consumer	3,731	3,652	3,743
Commercial real estate	668	952	651
Standby letters of credit	965	983	968
Commercial letters of credit	168	166	199

Commitments to extend credit:

Commitments to extend credit generally have fixed expiration dates, are variable-rate, and contain clauses that permit Huntington to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements. The interest rate risk arising from these financial instruments is insignificant as a result of their predominantly short-term, variable-rate nature.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.4 million, $3.8 million, and $2.0 million at March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.

Litigation:

In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 15 – Securities and Exchange Commission Investigation

On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation. The SEC investigation began following Huntington’s announcement on April 16, 2003, that it intended to restate its financial statements in order to reclassify its accounting for automobile leases from the direct financing lease method to the operating lease method and following allegations by a former Huntington employee regarding certain aspects of Huntington’s accounting and financial reporting practices, including the recognition of automobile loan and lease origination fees and costs, as well as certain year-end reserves. The investigation is ongoing and Huntington continues to cooperate fully with the SEC. To the best of its knowledge, management believes that the actions it has taken to date have addressed all known accounting issues.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Huntington Bancshares Incorporated (Huntington or the company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as underwriting credit life and disability insurance, and selling other insurance and financial products and services. Huntington’s banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Huntington has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary.

The following discussion and analysis provides investors and others with information that Management believes to be necessary for an understanding of Huntington’s financial condition, changes in financial condition, results of operations, and cash flows, and should be read in conjunction with the financial statements, notes, and other information contained in this report.

Forward-Looking Statements

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements about Huntington. These include descriptions of products or services, plans or objectives of Management for future operations, including pending acquisitions, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of Huntington’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2003, and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.

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

Risk Factors

Huntington, like other financial companies, is subject to a number of risks, many of which are outside of Management’s control, though Management strives to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect Huntington’s financial condition or results of operation, (3) liquidity risk, which is the risk that Huntington and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events. The description of Huntington’s business contained in Item 1 of its Form 10-K for the year ended December 31, 2003, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Securities and Exchange Commission Investigation

On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff is conducting a formal investigation. The SEC investigation began following Huntington’s announcement on April 16, 2003, that it intended to restate its financial statements in order to reclassify its accounting for automobile leases from the direct financing lease method to the operating lease method, and following allegations by a former Huntington employee regarding certain aspects of Huntington’s accounting and financial reporting practices, including the recognition of automobile loan and lease origination fees and costs, as well as certain year-end reserves. The investigation is ongoing and Huntington continues to cooperate fully with the SEC. To the best of its knowledge, Management believes that the actions it has taken to date have addressed all known accounting issues.

Critical Accounting Policies and Use of Significant Estimates

Note 1 to the consolidated financial statements included in Huntington’s Form 10-K lists significant accounting policies used in the development and presentation of its financial statements. These significant accounting policies, as well as the following discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington, its financial position, results of operations, and cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington’s management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington’s management has identified the most significant accounting estimates and their related application in Huntington’s Form 10-K.

SUMMARY DISCUSSION OF RESULTS

2004 First Quarter versus 2003 First Quarter

Huntington’s 2004 first quarter earnings were $104.2 million, or $0.45 per common share, up 14% and 15%, respectively, from $91.7 million and $0.39 per common share in the year-ago quarter. This reflected the benefit of a 11% increase in fully taxable equivalent net interest income, a 31% decrease in provision for credit losses, and a 9% decline in non-interest expenses, partially offset by a 17% decline in non-interest income. The return on average assets (ROA) and return on average equity (ROE), were 1.36% and 18.4%, respectively, compared with 1.36% and 17.2% in the year-ago quarter (see Table 1).

The 11% increase in fully taxable equivalent net interest income reflected a $4.2 billion, or 18%, increase in average earnings assets, partially offset by a 27 basis point, or an effective 7%, decline in the net interest margin. Contributing to growth in average earning assets was a $2.6 billion, or 14%, increase in average loans and leases, as well as a $1.8 billion, or 54%, increase in average investment securities. The increase in average loans and leases reflected very strong growth in residential mortgage, home equity, and commercial real estate loans and automobile leases.

The significant increase in average automobile leases reflected the fact that automobile lease originations since April 2002 are recorded as direct financing leases. Previously they were recorded as operating leases. As a result, operating leases are in a run-off mode. Operating lease income is reflected in non-interest income, compared with direct financing leases where the income is reflected in net interest income.

Average automobile loans declined slightly from the year-ago quarter. In the 2003 third quarter, a $1.0 billion automobile loan securitization trust was consolidated reflecting the implementation of FIN 46. However, this positive impact was more than offset by sales of automobile loans as part of a strategy to lower the overall credit exposure to this sector. Over the last five quarters, a total of $3.0 billion of automobile loans have been sold. Management has established an automobile loan and lease exposure target of 20%. These sales have reduced the company’s overall credit exposure to this sector from 33% at the end of 2002 to 24% at March 31, 2004. It is expected that automobile loans will continue to be originated and sold in order to manage this exposure target.

Average core deposits increased $0.5 billion, or 3%, from the year-ago quarter, despite a $0.6 billion, or 19%, decline in retail CDs.

The decline in provision for credit losses reflected improved credit quality trends including a decrease in net charge-offs and lower levels of non-performing assets (NPAs). The $29.8 million decline in non-interest expense was driven by a $40.9 million reduction in operating lease expense, partially offset by an $8.5 million increase in personnel costs.

Contributing to the $45.3 million decline in non-interest income were a $49.3 million decrease in operating lease income; a $15.4 million decline in mortgage banking income, mostly due to a $10.1 million mortgage servicing right (MSR) temporary impairment recognized in the 2004 first quarter compared with none in the year-ago quarter; partially offset by a $13.9 million increase in investment securities gains, which totaled $15.1 million in the 2004 first quarter, compared with $1.2 million in the year-ago quarter (see Significant Items Influencing Financial Performance Comparisons).

Table 1 - Selected Quarterly Income Statement Data

	2004	2003				1Q04 vs. 1Q03
(in thousands, except per share amounts)	First	Fourth	Third	Second	First	Amount	%
Total interest income	$325,931	$335,097	$333,320	$317,325	$320,014	$5,917	1.8%
Total interest expense	103,246	110,782	112,849	114,884	118,255	(15,009)	(12.7%)

Net interest income	222,685	224,315	220,471	202,441	201,759	20,926	10.4%
Provision for credit losses	25,596	26,341	51,615	49,193	36,844	(11,248)	(30.5%)

Net interest income after provision for credit losses	197,089	197,974	168,856	153,248	164,915	32,174	19.5%

Operating lease income	88,867	105,307	117,624	128,574	138,193	(49,326)	(35.7%)
Service charges on deposit accounts	41,837	44,763	42,294	40,914	39,869	1,968	4.9%
Trust services	16,323	15,793	15,365	15,580	14,911	1,412	9.5%
Brokerage and insurance	15,197	14,344	13,807	14,196	15,497	(300)	(1.9%)
Mortgage banking	(4,296)	9,677	30,193	7,185	11,125	(15,421)	N.M.
Bank owned life insurance	10,485	10,410	10,438	11,043	11,137	(652)	(5.9%)
Other service charges and fees	9,513	9,237	10,499	11,372	10,338	(825)	(8.0%)
Gain on sale of automobile loans	9,004	16,288	—	13,496	10,255	(1,251)	(12.2%)
Gain on sale of branch office	—	—	13,112	—	—	—	—
Securities gains (losses)	15,090	1,280	(4,107)	6,887	1,198	13,892	N.M.
Other	25,619	19,411	23,543	27,704	20,401	5,218	25.6%

Total non-interest income	227,639	246,510	272,768	276,951	272,924	(45,285)	(16.6%)

Personnel costs	121,624	115,762	113,170	105,242	113,089	8,535	7.5%
Operating lease expense	70,710	85,609	93,134	102,939	111,588	(40,878)	(36.6%)
Outside data processing and other services	18,462	15,957	17,478	16,104	16,579	1,883	11.4%
Equipment	16,086	16,840	16,328	16,341	16,412	(326)	(2.0%)
Net occupancy	16,763	14,925	15,570	15,377	16,609	154	0.9%
Professional services	7,299	12,175	11,116	9,872	9,285	(1,986)	(21.4%)
Marketing	7,839	6,895	5,515	8,454	6,626	1,213	18.3%
Telcommunications	5,194	5,272	5,612	5,394	5,701	(507)	(8.9%)
Loss on early extinguishment of debt	—	15,250	—	—	—	—	—
Printing and supplies	3,016	3,417	3,658	2,253	3,681	(665)	(18.1%)
Amortization of intangibles	204	204	204	204	204	—	—
Restructuring reserve releases charges	—	(351)	—	(5,315)	(1,000)	1,000	(100.0%)
Other	18,457	25,510	18,397	20,168	16,705	1,752	10.5%

Total non-interest expense	285,654	317,465	300,182	297,033	315,479	(29,825)	(9.5%)

Income before provision for income taxes	139,074	127,019	141,442	133,166	122,360	16,714	13.7%
Provision for income taxes	34,901	33,758	37,230	36,676	30,630	4,271	13.9%

Income before cummulative effect of change in accounting principle	104,173	93,261	104,212	96,490	91,730	12,443	13.6%
Cummulative effect of change in accounting principle, net of tax (1)	—	—	(13,330)	—	—	—	—

Net Income	$104,173	$93,261	$90,882	$96,490	$91,730	$12,443	13.6%

Per Common Share
Income before cummulative effect of change in accounting principle - Diluted	$0.45	$0.40	$0.45	$0.42	$0.39	$0.06	15.4%
Net income - Diluted	0.45	0.40	0.39	0.42	0.39	0.06	15.4
Cash dividends declared	0.175	0.175	0.175	0.160	0.160	0.015	9.4
Return on:
Average total assets (2)	1.36%	1.22%	1.38%	1.38%	1.36%	—	—
Average total shareholders’ equity (2)	18.4%	16.6%	18.5%	18.0%	17.2%	1.2%	7.0%
Net interest margin (3)	3.36%	3.42%	3.46%	3.47%	3.63%	(0.27%)	(7.4%)
Efficiency ratio (4)	65.1%	67.1%	60.0%	62.5%	66.3%	(1.2%)	(1.8%)
Effective tax rate	25.1%	26.6%	26.3%	27.5%	25.0%	0.1%	0.4%
Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$222,685	$224,315	$220,471	$202,441	$201,759	$20,926	10.4%
Tax equivalent adjustment	3,023	2,954	2,558	2,076	2,096	927	44.2%

Net Interest Income (3)	225,708	227,269	223,029	204,517	203,855	21,853	10.7%
Non-Interest Income	227,639	246,510	272,768	276,951	272,924	(45,285)	(16.6%)

Total Revenue	$453,347	$473,779	$495,797	$481,468	$476,779	$(23,432)	(4.9%)

Total Revenue Excluding Securities Gains (Losses)	$438,257	$472,499	$499,904	$474,581	$475,581	$(37,324)	(7.8%)

(1)	Due to the adoption of FASB Interpretation No. 46 for variable interest entities.

(2)	Based on income before cummulative effect change in accounting principle, net of tax.

(3)	On a fully taxable equivalent basis assuming a 35% tax rate

(4)	Non-interest expense less amortization of intangible assets divided by the sum of fully taxable equivalent net interest income and non-interest income excluding securities gains (losses)

N.M. - Not Meaningful

2004 First Quarter versus 2003 Fourth Quarter

Compared with 2003 fourth quarter net income of $93.3 million, or $0.40 per common share, 2004 first quarter earnings were up 12% and 13%, respectively. This primarily reflected the benefit of a 10% decrease in non-interest expense and 3% decline in provision for credit losses, partially offset by an 8% decline in non-interest income. The ROA and ROE were 1.36% and 18.4%, respectively, in the current quarter, compared with 1.22% and 16.6% in the 2003 fourth quarter (see Table 1).

The 10%, or $31.8 million, decrease in non-interest expense reflected a $14.9 million decline in operating lease expense, as well as a comparative benefit versus 2003 fourth quarter expenses as the fourth quarter included $15.3 million of expense associated with the loss on early extinguishment of long-term debt (see Significant Items Influencing Financial Performance Comparisons). The lower provision for credit losses reflected improved credit quality trends. The 8%, or $18.9 million, decline in non-interest income reflected a $16.4 million decline in operating lease income; a $14.0 million decline in mortgage banking income, primarily reflecting the current quarter’s $10.1 million of MSR temporary impairment compared with a $3.5 million MSR temporary impairment recovery in the fourth quarter; and a $13.8 million increase in investment securities gains as the current quarter included $15.1 million of such gains, compared with $1.3 million of such gains in the fourth quarter (see Significant Items Influencing Financial Performance Comparisons).

Net interest income declined $1.6 million from the fourth quarter, reflecting a 6 basis point, or an effective 2%, decline in the net interest margin, partially offset by a 2% increase in average earnings assets. Average loans and leases increased only slightly despite strong growth in residential mortgage, home equity, and commercial real estate loans, as automobile loans declined 14% from the fourth quarter reflecting the impact of $1.0 billion of automobile loans sold late in the fourth quarter and $0.9 billion sold late in the 2004 first quarter. These sales represented a continuation of a strategy to lower automobile credit exposure. Some of the proceeds from these loan sales were reinvested in investment securities, contributing to the 13% increase in investment securities from the fourth quarter.

Average core deposits excluding retail CDs increased slightly from the fourth quarter and represented a reversal of fourth quarter net outflows.

Significant Items Influencing Financial Performance Comparisons

The following table highlights significant items influencing financial performance comparisons among periods in the results of operations discussion that follows:

(in millions, except per share amounts)	Pre-tax	Impact After-tax (1)	EPS
2004 First Quarter - GAAP earnings	$139.1	$104.2	$0.45
Gain on sale of $868 million of automobile loans	9.0	5.9	0.03
Mortgage servicing right (MSR) temporary impairment	(10.1)	(6.6)	(0.03)
Investment securities gain on sale	15.1	9.8	0.04

2003 Fourth Quarter - GAAP earnings	$127.0	$93.3	$0.40
Gain on sale of $1.02 billion of automobile loans	16.3	10.6	0.05
Mortgage servicing right (MSR) temporary impairment recovery	3.5	2.3	0.01
Long-term debt extinguishment	(15.3)	(9.9)	(0.04)

2003 First Quarter - GAAP earnings	$122.4	$91.7	$0.39
Gain on sale of $556 million of automobile loans	10.3	6.7	0.03
Restructuring reserve releases	1.0	0.7	—

(1)	Increase (decrease) to GAAP earnings.

Gains from sales of automobile loans are the result of the company’s strategy to reduce the overall credit exposure to this sector.

Since the second quarter of 2002, Huntington has generally retained the servicing on mortgage loans it originates and sells into the secondary market. The servicing right represents the present value of expected future net servicing income for the loan. Expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly affected by prepayments. Prepayments usually increase when interest rates decline and decrease when interest rates rise. Thus, as interest rates decline, less future income is expected and the value of the servicing rights decline. The asset becomes impaired when the valuation declines below recorded book value. Huntington recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its mortgage servicing rights for other-than-temporary declines in valuation. Investment securities represent a balance sheet hedge to help mitigate the net income impact of mortgage servicing rights temporary valuation changes.

The 2003 fourth quarter long-term debt extinguishment reflected a decision to pay-off longer-term, higher interest rate debt. While this resulted in a negative impact to that quarter’s results, it benefits future period results by reducing funding costs. The 2003 first quarter restructuring reserve release reflected the release of previously established reserves that were no longer required.

RESULTS OF OPERATIONS

Net Interest Income

2004 First Quarter versus 2003 First Quarter

Fully taxable equivalent net interest income increased $21.9 million, or 11%, from the year-ago quarter, reflecting the favorable impact of an 18% increase in average earning assets, partially offset by a 27 basis point, or an effective 7%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.36% from 3.63% primarily reflecting the strategic repositioning of portfolios away from automobile loans and toward lower rate, and lower risk, residential real estate-related loans and investment securities.

Average loans and leases increased $2.6 billion, or 14%, from the 2003 first quarter almost entirely due to a 25% increase in average consumer loans. Contributing to the consumer loan growth was a $0.9 billion, or 23%, increase in average total automobile loans and leases reflecting the impact of the consolidation of a securitization trust and the migration of leases from operating lease assets to direct financing leases, partially offset by loan sales; a $0.8 billion, or 46%, increase in average residential mortgages; and a $0.6 billion, or 20%, increase in average home equity loans.

Average total commercial (C&I) and commercial real estate (CRE) loans increased $0.2 billion, or 2%, reflecting a 12% increase in small business C&I and CRE loans and 10% increase in middle-market CRE loans. Average middle-market C&I loans were down 6% from the year-ago period and reflected, in part, weak demand, but also the impact from continued strategies to specifically lower exposure to large, individual commercial credits, including shared national credits.

Average investment securities increased $1.8 billion, or 54%, from the year-ago quarter, and were up $0.6 billion, or 13%, from the fourth quarter primarily reflecting the investment of a portion of the proceeds from the automobile loan sales. Average mortgages held for sale decreased $0.3 billion, or 55%, from the year-ago quarter.

Average total core deposits in the first quarter were $15.5 billion, including $2.4 billion of retail CDs. This compared with $15.0 billion in average total core deposits, including $3.0 billion in average retail CDs in the year-ago quarter, and $15.5 billion in average total core deposits, including $2.5 billion of retail CDs, in the 2003 fourth quarter. Average total core deposits excluding retail CDs were up $1.1 billion, or 9%, from the year-ago quarter.

Table 2 reflects quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 2 - Consolidated Quarterly Average Balance Sheets

	Average Balances					Change March ’04 vs. ’03
(in millions)	2004	2003
Fully Tax Equivalent Basis	First	Fourth	Third	Second	First	Amount	Percent
Assets
Interest bearing deposits in banks	$79	$83	$90	$45	$37	$42	N.M. %
Trading account securities	16	11	11	23	12	4	33.3
Federal funds sold and securities purchased under resale agreements	92	117	103	69	57	35	61.4
Mortgages held for sale	207	295	898	602	459	(252)	(54.9)
Securities:
Taxable	4,646	4,093	3,646	3,385	3,016	1,630	54.0
Tax exempt	437	424	358	291	289	148	51.2

Total Securities	5,083	4,517	4,004	3,676	3,305	1,778	53.8

Loans and Leases:
Commercial and industrial	5,365	5,382	5,380	5,626	5,623	(258)	(4.6)
Real Estate
Construction	1,322	1,297	1,258	1,239	1,187	135	11.4
Commercial	2,876	2,830	2,744	2,621	2,565	311	12.1
Consumer
Automobile loans	3,041	3,529	3,594	2,830	3,079	(38)	(1.2)
Automobile leases	1,988	1,802	1,590	1,306	1,006	982	97.6

Automobile loans and leases	5,029	5,331	5,184	4,136	4,085	944	23.1

Home equity	3,880	3,678	3,503	3,359	3,238	642	19.8
Residential mortgage	2,674	2,501	2,075	1,887	1,832	842	46.0
Other loans	356	387	367	379	389	(33)	(8.5)

Total Consumer	11,939	11,897	11,129	9,761	9,544	2,395	25.1

Total Loans and Leases	21,502	21,406	20,511	19,247	18,919	2,583	13.7

Allowance for loan and lease losses	313	350	330	304	337	(24)	(7.1)

Net loans and leases	21,189	21,056	20,181	18,943	18,582	2,607	14.0

Total earning assets	26,979	26,429	25,617	23,662	22,789	4,190	18.4

Operating lease assets	1,166	1,355	1,565	1,802	2,076	(910)	(43.8)
Cash and due from banks	740	766	747	735	740	0	—
Intangible assets	217	217	218	218	218	(1)	(0.5)
All other assets	2,046	2,005	2,067	1,985	1,950	96	4.9

Total Assets	$30,835	$30,422	$29,884	$28,098	$27,436	$3,399	12.4%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits	$3,017	$3,131	$3,218	$3,046	$2,958	$59	2.0%
Interest bearing demand deposits	6,609	6,466	6,558	6,100	5,597	1,012	18.1
Savings deposits	2,819	2,824	2,808	2,804	2,771	48	1.7
Retail certificates of deposit	2,399	2,492	2,561	2,798	2,963	(564)	(19.0)
Other domestic time deposits	637	631	656	673	682	(45)	(6.6)

Total core deposits	15,481	15,544	15,801	15,421	14,971	510	3.4

Domestic time deposits of $100,000 or more	788	828	803	808	769	19	2.5
Brokered time deposits and negotiable CDs	1,907	1,851	1,421	1,241	1,155	752	65.1
Foreign time deposits	549	522	536	426	514	35	6.8

Total deposits	18,725	18,745	18,561	17,896	17,409	1,316	7.6

Short-term borrowings	1,603	1,433	1,393	1,635	1,947	(344)	(17.7)
Federal Home Loan Bank advances	1,273	1,273	1,273	1,267	1,216	57	4.7
Subordinated notes and other long-term debt, including preferred capital securities	5,557	5,432	5,197	4,010	3,570	1,987	55.7

Total interest bearing liabilities	24,141	23,752	23,206	21,762	21,184	2,957	14.0

All other liabilities	1,399	1,311	1,221	1,139	1,128	271	24.0
Shareholders’ equity	2,278	2,228	2,239	2,151	2,166	112	5.2

Total Liabilities and Shareholders’ Equity	$30,835	$30,422	$29,884	$28,098	$27,436	$3,399	12.4%

Table 3 - Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (3)
(in millions)	2004	2003
Fully Tax Equivalent Basis (1)	First	Fourth	Third	Second	First
Assets
Interest bearing deposits in banks	0.71%	0.60%	0.51%	1.58%	1.61%
Trading account securities	3.98	2.39	4.70	4.15	4.63
Federal funds sold and securities purchased under resale agreements	1.41	1.30	1.92	2.19	2.14
Mortgages held for sale	5.33	5.31	5.16	5.42	5.56
Securities:
Taxable	4.06	4.24	4.23	4.58	5.15
Tax exempt	6.88	6.91	6.93	6.91	6.86

Total Securities	4.30	4.49	4.47	4.77	5.30

Loans and Leases: (2)
Commercial and industrial	4.49	4.82	4.84	5.26	5.40
Real Estate
Construction	3.68	4.24	4.17	4.07	4.06
Commercial	4.70	4.99	5.22	5.28	5.60
Consumer
Automobile loans	6.93	6.90	7.19	7.74	7.85
Automobile leases	4.94	4.98	4.99	4.69	6.04

Automobile loans and leases	6.14	6.25	6.51	6.78	7.40

Home equity	4.82	4.87	5.09	5.02	5.17
Residential mortgage	5.44	5.20	5.32	5.76	5.95
Other loans	7.24	7.19	7.38	7.22	6.60

Total Consumer	5.52	5.64	5.87	5.99	6.33

Total Loans and Leases	5.04	5.26	5.41	5.56	5.82

Total earning assets	4.89%	5.11%	5.23%	5.42%	5.72%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits
Interest bearing demand deposits	0.88%	0.91%	1.04%	1.39%	1.43%
Savings deposits	0.94	1.22	1.35	1.55	1.85
Retail certificates of deposit	3.47	3.54	3.51	3.75	3.87
Other domestic time deposits	3.48	3.69	3.89	3.85	4.00

Total core deposits	1.53	1.65	1.76	2.09	2.27

Domestic time deposits of $100,000 or more	2.14	2.37	2.32	2.55	2.76
Brokered time deposits and negotiable CDs	1.51	1.52	1.63	1.79	1.98
Foreign time deposits	0.72	0.75	0.85	1.03	1.06

Total deposits	1.53	1.64	1.75	2.06	2.23

Short-term borrowings	0.83	0.78	0.85	1.06	1.16
Federal Home Loan Bank advances	2.50	2.24	1.81	1.76	1.84
Subordinated notes and other long-term debt, including preferred capital securities	2.33	2.63	2.78	2.85	3.12

Total interest bearing liabilities	1.71%	1.85%	1.93%	2.11%	2.26%

Net interest rate spread	3.18%	3.26%	3.30%	3.31%	3.46%
Impact of non-interest bearing funds on margin	0.18	0.16	0.16	0.16	0.17

Net Interest Margin	3.36%	3.42%	3.46%	3.47%	3.63%

(1)	Fully tax equivalent yields are calculated assuming a 35% tax rate. See page 19 for the fully taxable equivalent adjustment.

(2)	Individual loan and lease components include applicable non-deferrable fees.

(3)	Loan and lease and deposit average rates include impact of applicable derivatives.

2004 First Quarter versus 2003 Fourth Quarter

Compared with the 2003 fourth quarter, fully taxable equivalent net interest income decreased $1.6 million, reflecting the adverse impact of automobile loan sales. Average earnings assets, despite the negative impact from the sale of automobile loans, increased $0.5 billion, or 2%. The fully taxable equivalent net interest margin declined 6 basis points, or an effective 2%, to 3.36% from 3.42%. The decline in the net interest margin from the fourth quarter reflected the same factors as those impacting the decrease from the 2003 first quarter.

Average total loans and leases in the first quarter increased only slightly from the 2003 fourth quarter, as the growth rate was mitigated by a $0.9 billion reduction in average automobile loans related to 2003 fourth quarter and 2004 first quarter loan sales. These automobile loan sales also were reflected in a $0.3 billion, or 6%, decline in average automobile loans and leases from the fourth quarter. Growth in mortgage-related consumer loans remained strong with average residential mortgages up $0.2 billion, or 7%, and average home equity loans up $0.2 billion, or 5%. Total average C&I and CRE loans were up slightly from the fourth quarter reflecting a 1% increase in small business C&I and CRE loans and a 2% increase in middle-market CRE loans. Average middle-market C&I loans declined slightly.

Compared with the fourth quarter’s 1% net outflow, average total core deposits excluding retail CDs increased slightly in the 2004 first quarter, primarily due to a $0.1 billion, or 2%, increase in interest bearing demand deposits.

Provision for Credit Losses

The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb Management’s estimate of inherent losses in the total loan and lease portfolio and unfunded loan commitments and letters of credit. Taken into consideration are such factors as current period net charge-offs that are charged against these allowances, current period loan and lease growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook, and the anticipated impact on credit quality of existing loans and leases and unfunded commitments and letters of credit (see Allowances for Credit Losses for additional discussion).

The provision for credit losses in the 2004 first quarter was $25.6 million, down $11.2 million, or 31%, from the year-ago quarter, and down $0.7 million, or 3%, from the 2003 fourth quarter, reflecting improved credit quality (see Credit Risk for additional discussion).

Non-Interest Income

The following table reflects non-interest income detail for each of the last five quarters.

Table 4 - Non-Interest Income

	2004	2003				1Q04 vs. 1Q03
(in thousands)	First	Fourth	Third	Second	First	Amount	%
Service charges on deposit accounts	$41,837	$44,763	$42,294	$40,914	$39,869	$1,968	4.9%
Trust services	16,323	15,793	15,365	15,580	14,911	1,412	9.5
Brokerage and insurance	15,197	14,344	13,807	14,196	15,497	(300)	(1.9)
Mortgage banking	(4,296)	9,677	30,193	7,185	11,125	(15,421)	N.M.
Bank owned life insurance	10,485	10,410	10,438	11,043	11,137	(652)	(5.9)
Gain on sale of automobile loans	9,004	16,288	—	13,496	10,255	(1,251)	(12.2)
Gain on sale of branch offices	—	—	13,112	—	—	—	—
Other service charges and fees	9,513	9,237	10,499	11,372	10,338	(825)	(8.0)
Securities gains (losses)	15,090	1,280	(4,107)	6,887	1,198	13,892	N.M.
Other	25,619	19,411	23,543	27,704	20,401	5,218	25.6

Sub-total before operating lease income	138,772	141,203	155,144	148,377	134,731	4,041	3.0
Operating lease income	88,867	105,307	117,624	128,574	138,193	(49,326)	(35.7)

Total Non-Interest Income	$227,639	$246,510	$272,768	$276,951	$272,924	$(45,285)	(16.6)%

N.M. - Not Meaningful.

2004 First Quarter versus 2003 First Quarter

Non-interest income decreased $45.3 million, or 17%, from the year-ago quarter. Comparisons with prior-period results are heavily influenced by the decline in operating leases and the related decline in operating lease income. These trends are expected to continue as automobile leases originated since April 2002 are recorded as direct financing leases where the income is reflected in net interest income, not non-interest income. As a result of the run-off of the operating lease portfolio, operating lease income declined $49.3 million, or 36%, from the 2003 first quarter. Excluding operating lease income, non-interest income increased $4.0 million, or 3%, from the year-ago quarter with the primary drivers being:

•	$13.9 million increase in investment securities gains as the current quarter included $15.1 million of securities gains, a balance sheet hedge against MSR temporary impairment.

•	$5.2 million, or 26%, increase in other income primarily a result of higher investment banking income, standby letter of credit fees, and fees on terminated leases.

•	$2.0 million increase in service charges on deposit accounts.

•	$1.4 million increase in trust services income.

Partially offset by:

•	$15.4 million decline in mortgage banking income. Contributing to this decline was a $10.1 million MSR temporary impairment in the current quarter compared with no MSR temporary impairment recognized in the year-ago quarter. MSR valuations are very sensitive to movements in interest rates. The decline in the level of interest rates during the 2004 first quarter resulted in higher mortgage prepayments that, in turn, resulted in MSR temporary impairment. Also contributing to the decline was lower origination volume.

•	$1.3 million decline in the gain on sale of automobile loans as the current quarter reflected a $9.0 million gain on the sale of $0.9 billion of automobile loans compared with a $10.3 million gain on the sale of $0.6 billion of automobile loans in the year-ago quarter. The higher gain on the year-ago sale reflected the higher average interest rate on that pool of sold loans relative to market rates at the time of sale.

2004 First Quarter versus 2003 Fourth Quarter

Compared with the 2003 fourth quarter, non-interest income declined $18.9 million, or 8%. This comparison is also heavily influenced by the decline in operating lease income for the reasons noted above. As a result of the run-off of the operating lease portfolio, operating lease income declined $16.4 million, or 16%, from the 2003 fourth quarter. Excluding operating lease income, non-interest income decreased $2.4 million, or 2%, from the 2003 fourth quarter with the primary drivers being:

•	$14.0 million decrease in mortgage banking income as the current quarter included $10.1 million of MSR temporary impairment charges compared with $3.5 million of MSR temporary impairment recovery in the fourth quarter. This reversal in MSR temporary impairment valuations between quarters reflected an upward movement in mortgage interest rates near the end of the fourth quarter 2003 followed by lower interest rates in the 2004 first quarter. The MSR temporary impairment valuation reserve at March 31, 2004 was $16.3 million. Excluding the MSR temporary impairment valuation change between quarters, mortgage banking income decreased $0.3 million reflecting lower origination volumes. Reflecting the decline in interest rates during the quarter, the value of MSRs as a percent of mortgages serviced for others were 0.93%, down from 1.11% at December 31, 2003.

•	$7.3 million decrease in gains on the sale of automobile loans as the current quarter reflected a $9.0 million gain, compared with a $16.3 million gain on the sale of $1.0 billion of automobile loans in the 2003 fourth quarter.

•	$2.9 million, or 7%, decline in service charges on deposit accounts due to lower consumer NSF and overdraft fees.

Partially offset by:

•	$13.8 million increase in investment securities gains, which are viewed as a balance sheet hedge against MSR temporary impairment valuation adjustments.

•	$6.2 million increase in other income primarily reflecting higher investment banking income.

Non-Interest Expense

The following table reflects non-interest expense detail each of the last five quarters.

Table 5 - Non-Interest Expense

	2004	2003				1Q04 vs. 1Q03
(in thousands)	First	Fourth	Third	Second	First	Amount	%
Personnel costs	$121,624	$115,762	$113,170	$105,242	$113,089	$8,535	7.5%
Outside data processing and other services	18,462	15,957	17,478	16,104	16,579	1,883	11.4
Equipment	16,086	16,840	16,328	16,341	16,412	(326)	(2.0)
Net occupancy	16,763	14,925	15,570	15,377	16,609	154	0.9
Professional services	7,299	12,175	11,116	9,872	9,285	(1,986)	(21.4)
Marketing	7,839	6,895	5,515	8,454	6,626	1,213	18.3
Telecommunications	5,194	5,272	5,612	5,394	5,701	(507)	(8.9)
Printing and supplies	3,016	3,417	3,658	2,253	3,681	(665)	(18.1)
Amortization of intangible assets	204	204	204	204	204	—	—
Loss on early extinguishment of debt	—	15,250	—	—	—	—	—
Restructuring reserve releases	—	(351)	—	(5,315)	(1,000)	1,000	(100.0)
Other	18,457	25,510	18,397	20,168	16,705	1,752	10.5

Sub-total before operating lease expense	214,944	231,856	207,048	194,094	203,891	11,053	5.4
Operating lease expense	70,710	85,609	93,134	102,939	111,588	(40,878)	(36.6)

Total Non-Interest Expense	$285,654	$317,465	$300,182	$297,033	$315,479	$(29,825)	(9.5)%

2004 First Quarter versus 2003 First Quarter

Non-interest expense decreased $29.8 million, or 9%, from the year-ago quarter. Comparisons with prior-period results are influenced by the decline in operating lease expense as the operating lease portfolio continues to run-off (see above operating lease income discussion). Operating lease expense declined $40.9 million, or 37%, from the 2003 first quarter. Excluding operating lease expense, non-interest expense increased $11.1 million, or 5%, from the year-ago quarter with the primary drivers being:

•	$8.5 million, or 8%, increase in personnel costs reflecting higher pension and salary expense.

•	$1.9 million increase in outside data processing and other services expense.

•	$1.8 million increase in other expense reflecting higher insurance costs.

•	$1.2 million increase in marketing expense.

•	$1.0 million expense reduction benefit in the year-ago quarter due to a restructuring reserve release.

Partially offset by:

•	$2.0 million decline in professional services reflecting lower consulting expense.

2004 First Quarter versus 2003 Fourth Quarter

Compared with the 2003 fourth quarter, non-interest expense declined $31.8 million, or 10%. Comparisons with prior-period results are also heavily influenced by the decline in operating lease expense. Operating lease expense declined $14.9 million, or 17%, from the 2003 fourth quarter. Excluding operating lease expense, non-interest expense decreased $16.9 million, or 7%, from the fourth quarter with the primary drivers being:

•	$15.3 million of 2003 fourth quarter expense associated with extinguishing the high cost long-term repurchase agreement debt.

•	$7.1 million, or 28%, decrease in other expense as the fourth quarter included higher insurance costs.

•	$4.9 million, or 40%, decline in professional services expenses. This reflected a $1.1 million decline in SEC investigation-related costs ($0.7 million in the current quarter compared with $1.8 million in the 2003 fourth quarter), as well as lower consulting expense.

Partially offset by:

•	$5.9 million, or 5%, increase in personnel costs primarily reflecting higher benefit expense and the annual FICA reset.

•	$2.5 million increase in outside data processing and other services expense reflecting seasonal contract payouts and higher charge card processing expense.

•	$1.8 million increase in net occupancy expense due mostly to seasonal factors including higher snow removal and utility costs, as well as lower rental income.

Operating Lease Assets

The following table reflects operating lease asset performance detail for each of the last five quarters.

Table 6 - Operating Lease Assets Performance

	2004	2003				1Q04 vs. 1Q03
	First	Fourth	Third	Second	First	Amount	%
Balance Sheet (in millions)
Average operating lease assets outstanding	$1,166	$1,355	$1,565	$1,802	$2,076	$(910)	(43.8)%
Income Statement (in thousands)
Net rental income	$83,517	$98,223	$109,645	$120,502	$130,274	$(43,956)	(33.7)%
Fees	3,543	5,204	5,372	5,414	5,633	(4,891)	(86.8)
Recoveries - early terminations	1,807	1,880	2,607	2,658	2,286	(479)	(21.0)

Total Operating Lease Income	88,867	105,307	117,624	128,574	138,193	(49,326)	(35.7)

Depreciation and residual losses at termination	63,932	76,768	83,112	91,387	99,283	(35,351)	(35.6)
Losses - early termination	6,778	8,841	10,022	11,552	12,305	(5,527)	(44.9)

Total Operating Lease Expense	70,710	85,609	93,134	102,939	111,588	(40,878)	(36.6)

Net Earnings Contribution	$18,157	$19,698	$24,490	$25,635	$26,605	$(8,448)	(31.8)%

Earnings ratios (1)
Net rental income	29.6%	29.0%	28.0%	26.7%	25.1%	4.5%	17.9%
Depreciation and residual losses at termination	21.9%	22.7%	21.2%	20.3%	19.1%	2.8%	14.7%

(1)	As a percent of average operating lease assets, quarterly amounts annualized.

Operating lease assets represent automobile leases originated before May 2002. This operating lease portfolio will run-off over time since all automobile lease originations after April 2002 have been recorded as direct financing leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expenses associated with the operating lease portfolio will also decline over time.

Average operating lease assets in the 2004 first quarter were $1.2 billion, down 44% from the year-ago quarter and 14% from the 2003 fourth quarter.

Operating lease income, which totaled $88.9 million in the 2004 first quarter, represented 39% of non-interest income in that quarter. Operating lease income was down $49.3 million, or 36%, from the year-ago quarter and $16.4 million, or 16%, from the 2003 fourth quarter, reflecting declines in average operating leases of 44% and 14%, respectively. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 34% and 12%, respectively, from the year-ago and 2003 fourth quarter. Fees declined 37% and 32%, respectively, from the year-ago and prior quarters reflecting a reclassification in the current quarter between fees and depreciation on operating lease assets. Customer down payments, which lowered Huntington’s cost to acquire the leased vehicle, had been previously recognized as fee revenue over the life of the lease. Recoveries from early terminations declined 21% from the year-ago quarter and 4% from the fourth quarter.

Operating lease expense totaled $70.7 million, down $40.9 million, or 37%, from the year-ago quarter and was down $14.9 million, or 17%, from the 2003 fourth quarter. These declines also reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated. Losses on early terminations declined $5.5 million, or 45%, from the year-ago quarter, and $2.1 million, or 23%, from the prior quarter.

Losses on operating lease assets consist of residual losses at termination and losses on early terminations. Residual losses arise if the ultimate value or sales proceeds from the automobile are less then Black Book value, which represents the insured amount under the company’s residual value insurance policies. This situation may occur due to excess wear-and-tear or excess mileage not collected from the lessee. Losses on early terminations occur when a lessee, due to credit or other reasons, turns in the automobile before the end of the lease term. A loss is realized if the automobile is sold for a value less than the net book value at the date of turn-in. Such losses are not covered by the residual value insurance policies. To the extent the company is successful in collecting any deficiency from the lessee, amounts received are recorded as recoveries from early terminations.

On a quarterly basis, Management evaluates the amount of residual value losses that it anticipates will result from the estimated fair value of a leased vehicle being less than the residual value inherent in the lease. Fair value includes estimated net proceeds from the sale of the leased vehicle plus expected residual value insurance proceeds and amounts expected to be collected from the lessee for excess mileage and other items that are billable under terms of the lease contract. When estimating the amount of expected insurance proceeds, Management takes into consideration policy caps that exist in two of the residual value insurance policies and whether it expects aggregate claims under such policies to exceed these caps. Management currently anticipates that aggregate claims for losses under the policy that insures residual values on automobile leases originated prior to October 2000 will exceed the policy cap of $120 million. Also as part of its quarterly analysis, Management evaluates automobile leases individually for impairment.

All automobile leases covered under the two policies containing caps are accounted for using the operating lease method of accounting. Accordingly, residual value losses are provided for as additional depreciation expense over the remaining term to maturity of the underlying lease so that the carrying amount of the operating lease asset at the end of the lease term does not exceed its estimated fair value. At March 31, 2004, estimated future residual value losses on operating leases outstanding were expected to be between $11.9 million to $26.5 million. As of March 31, 2004, $12.3 million, of this amount has been provided for through additional depreciation expense. Any remaining losses above $12.3 million will be provided for over future periods.

Provision for Income Taxes

The provision for income taxes in the first quarter of 2004 was $34.9 million and represented an effective tax rate on income before taxes of 25.1%. The provision for income taxes increased $4.3 million from the year-ago quarter, primarily due to higher pre-tax earnings. The effective tax rates in the year-ago quarter and fourth quarter of 2003 were 25.0% and 26.6%, respectively.

Each quarter, taxes for the full year are estimated and year-to-date tax accrual adjustments are made. Revisions to the full year estimate of accrued taxes occur periodically due to changes in the tax rates, audit resolution with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can result in fluctuations in the quarterly effective tax rate. The first quarter 2004 effective tax rate reflected a $2.9 million adjustment to the income tax reserve that reduced a previously estimated liability related to various ongoing tax audits.

During the first quarter of 2003, the Internal Revenue Service advised the company that the audit of the consolidated federal income tax returns was completed through the tax year 2001.

In the ordinary course of business, the company operates in various taxing jurisdictions and is subject to income and non-income taxes. The effective tax rate is based in part on Management’s interpretation of the relevant current laws. Management believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financials statements.

Management expects the 2004 effective tax rate to remain below 30% as the level of tax-exempt income, general business credits, and asset securitization activities remain consistent with prior years.

CREDIT RISK

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. The company is subject to credit risk in lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of the company’s credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is incidental to trading activities and represents a limited portion of the total risks associated with the investment portfolio. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management. There are very specific and differing methodologies for managing credit risk for commercial credits compared with consumer credits (see Credit Risk Management section of the company’s 2003 Annual Report on Form 10-K for a complete discussion).

Loan and Lease Composition

The following table reflects period-end loan and lease portfolio mix by type of loan or lease, as well as business segment:

Table 7 - Loans and Lease Portfolio Composition

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Commercial and industrial	$5,480	25.9%	$5,314	25.2%	$5,433	25.7%	$5,528	28.9%	$5,749	30.4%
Commercial real estate	4,272	20.2	4,172	19.8	4,047	19.1	3,952	20.7	3,777	`20.0

Total Commercial	9,752	46.0	9,486	45.0	9,480	44.8	9,480	49.6	9,526	50.4

Consumer
Automobile loans	2,267	10.7	2,992	14.2	3,709	17.5	2,377	12.4	2,738	14.5
Automobile leases	2,066	9.7	1,902	9.0	1,688	8.0	1,511	7.9	1,138	6.0
Home equity	3,980	18.8	3,792	18.0	3,590	17.0	3,436	18.0	3,285	17.4
Residential mortgage	2,757	13.0	2,531	12.0	2,326	11.0	1,918	10.0	1,825	9.7
Other loans	372	1.8	372	1.8	380	1.7	377	2.1	384	2.0

Total Consumer	11,442	54.0	11,589	55.0	11,693	55.2	9,619	50.4	9,370	49.6

Total Loans and Leases	$21,194	100.0%	$21,075	100.0%	$21,173	100.0%	$19,099	100.0%	$18,896	100.0%

Total automobile loans and leases	$4,333		$4,894		5,397		$3,888		$3,876
Operating lease assets	1,071		1,260		1,455		1,673		1,951
Securitized loans	28		37		49		1,076		1,094

Total Automobile Exposure	$5,432	24.4%	$6,191	27.7%	$6,901	30.4%	$6,637	30.4%	$6,921	31.5%

Total Credit Exposure (2)	$22,293	100.0%	$22,372	100.0%	$22,677	100.0%	$21,848	100.0%	$21,941	100.0%

By Business Segment (1)
Regional Banking
Central Ohio	$4,988	22.4%	$4,652	20.8%	$4,491	19.8%	$4,079	18.7%	$4,018	18.3%
Northern Ohio	2,681	12.0	2,579	11.5	2,639	11.6	2,712	12.4	2,713	12.4
Southern Ohio/Kentucky	1,703	7.6	1,677	7.5	1,623	7.2	1,548	7.1	1,561	7.1
West Michigan	2,155	9.7	2,077	9.3	2,028	8.9	1,967	9.0	1,951	8.9
East Michigan	1,341	6.0	1,268	5.7	1,306	5.8	1,225	5.6	1,214	5.5
West Virginia	808	3.6	802	3.6	802	3.5	796	3.6	825	3.8
Indiana	753	3.4	730	3.3	741	3.3	730	3.3	692	3.2

Total Regional Banking	14,429	64.7	13,785	61.6	13,630	60.1	13,057	59.8	12,974	59.1

Dealer Sales	6,399	28.7	7,096	31.7	7,598	33.5	7,445	34.1	7,715	35.2
Private Financial Group	1,322	5.9	1,296	5.8	1,260	5.6	1,181	5.4	1,118	5.1
Treasury/Other	143	0.7	195	0.9	189	0.8	165	0.8	134	0.6

Total Credit Exposure	$22,293	100.0%	$22,372	100.0%	$22,677	100.0%	$21,848	100.0%	$21,941	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Total loans and leases, operating lease assets, and securitized loans.

Total loans and leases at March 31, 2004 were $21.2 billion, up from $18.9 billion a year earlier and from $21.1 billion at December 31, 2003.

A change in the loan and lease portfolio composition has been the increase in lower credit risk home equity loans and residential mortgages, which represented 19% and 13%, respectively, of total loans and leases at March 31, 2004, up from 17% and 10%, respectively, a year earlier. Conversely, C&I loans have declined from 30% a year ago to 26% at March 31, 2004, reflecting, in part, strategies to exit large, individual commercial credits, including out-of-footprint shared national credits.

The company also has a portfolio of automobile operating lease assets, which while reflected on the balance sheet, are not part of total loans and leases or earning assets. There is also a pool of securitized automobile loans, which represent off-balance sheet securitized automobile loan assets. Both of these asset classes represent automobile financing credit exposure, despite not being components of total loans and leases. As such, operating lease assets and securitized loans are added to the on-balance sheet automobile loans and leases to determine a total automobile financing exposure, which Management finds helpful in evaluating the overall credit risk for the company. As shown in Table 7, and on this basis, exposure to the automobile financing sector was 24% at March 31, 2004, down from 32% a year earlier and 28% at the end of last year. This reduction reflected a continuation of a strategy initiated in early 2003 to lower exposure to automobile financing to around 20% of total credit exposure. During the 2004 first quarter, $0.9 billion of automobile loans were sold resulting in a $9.0 million pre-tax gain. Combined with the $2.1 billion of sales in 2003, this brought the total automobile loans sold over the last five quarters to $3.0 billion.

Net Loan and Lease Charge-offs

The following table reflects net loan and lease charge-off detail for each of the last five quarters.

Table 8 - Net Loan and Lease Charge-offs

Net Charge-offs by Loan and Lease Type

	2004	2003
(in thousands)	First	Fourth	Third	Second	First
Commercial and industrial	$5,956	$31,186	$12,222	$26,546	$14,904
Commercial real estate	1,637	5,743	3,621	607	546

Total Commercial	7,593	36,929	15,843	27,153	15,450

Consumer
Automobile loans	13,422	11,346	10,773	7,524	10,623
Automobile direct financing leases	3,159	1,936	1,450	1,422	920

Automobile loans and leases	16,581	13,282	12,223	8,946	11,543

Home equity	3,116	3,464	3,416	3,671	4,053
Residential mortgage	316	174	246	267	145
Other loans	1,021	1,294	1,046	1,019	1,645

Total Consumer	21,034	18,214	16,931	13,903	17,386

Total Net Charge-offs	$28,627	$55,143	$32,774	$41,056	$32,836

Net Charge-offs - Annualized Percentages

	2004	2003
	First	Fourth	Third	Second	First
Commercial and industrial	0.44%	2.32%	$0.91%	1.89%	1.06%
Commercial real estate	0.16	0.56	0.36	0.06	0.06

Total Commercial	0.32	1.55	0.68	1.14	0.66

Consumer
Automobile loans	1.77	1.29	1.20	1.06	1.38
Automobile direct financing leases	0.64	0.43	0.36	0.44	0.37

Automobile loans and leases	1.32	1.00	0.94	0.87	1.13

Home equity	0.32	0.38	0.39	0.44	0.50
Residential mortgage	0.05	0.03	0.05	0.06	0.03
Other loans	1.15	1.34	1.14	1.08	1.69

Total Consumer	0.70	0.61	0.61	0.57	0.73

Net Charge-offs as a % of Average Loans	0.53%	1.03%	0.64%	0.85%	0.69%

Net charge-offs for the 2004 first quarter were $28.6 million, or an annualized 0.53% of average total loans and leases. This decreased from $32.8 million, or an annualized 0.69%, in the year-ago quarter and from $55.1 million, or an annualized 1.03% of average total loans and leases, in the prior quarter.

The 2003 fourth quarter net charge-offs included $26.6 million in C&I and CRE net charge-offs associated with the sale of $99 million of lower quality loans, including $43 million of non-performing assets (NPAs). This increased reported 2003 fourth quarter annualized net charge-offs for total loans and leases by 50 basis points and total commercial net charge-offs by 111 basis points.

Total commercial (C&I and CRE) net charge-offs in the 2004 first quarter were $7.6 million, or an annualized 0.32% of related loans, down from $15.5 million, or an annualized 0.66%, in the year-ago quarter. Total commercial net charge-offs in the 2003 fourth quarter were $36.9 million, or an annualized 1.55%, including $26.6 million, or 1.11%, associated with the sale of lower quality commercial loans.

Total consumer net charge-offs in the current quarter were $21.0 million, or an annualized 0.70% of related loans, and included 15 basis points due to the one-time $4.7 million cumulative adjustment. This compared with $17.4 million, or an annualized 0.73% of average consumer loans, in the year-ago quarter. Total consumer net charge-offs in the 2003 fourth quarter were $18.2 million, or an annualized 0.61% of related loans.

Over the last several years, insurance policies were purchased by the company’s automobile lending business to protect against a loss in the event a repossessed vehicle had physical damage. Claims paid under the policies were recorded as a reduction of credit losses. During the quarter, it was determined that these insurance policies do not provide economic transfer of risk to permit this accounting treatment. As a result, first quarter provision for credit losses included a $4.7 million one-time cumulative increase related to automobile loan and lease charge-offs to correct this error. The 0.53% annualized net charge-off ratio for average total loans and leases for the first quarter included 8 basis points related to this adjustment.

Total automobile loan and lease net charge-offs in the 2004 first quarter were $16.6 million, or an annualized 1.32% of average automobile loans and leases, and included 37 basis points from the one-time adjustment. This compared with $11.5 million, or an annualized 1.13% of average automobile loans and leases, in the year-ago quarter, and $13.3 million, or an annualized 1.00%, in the 2003 fourth quarter.

Credit losses on operating lease assets are included in operating lease expense and were $6.8 million in the current quarter, down from $12.3 million in the year-ago quarter, and $8.8 million in the 2003 fourth quarter. Recoveries on operating lease assets are included in operating lease income and totaled $1.8 million, $2.3 million, and $1.9 million for the same periods, respectively. The ratio of operating lease asset credit losses, net of recoveries, was an annualized 1.71% in the current quarter, 1.93% in the year-ago quarter, and 2.05% in the 2003 fourth quarter. As noted in the non-interest income discussion above, the operating lease portfolio will decrease over time as no new operating lease assets are being generated since April 2002. As a result, while the absolute level of operating lease credit losses is expected to decline over time, the ratio of credit losses expressed as a percent of declining average operating lease assets is generally expected to gradually increase.

Non-performing Assets and Past Due Loans and Leases

The following table reflects period-end non-performing assets and past due loans and leases for each of the last five quarters:

Table 9 - Non-Performing Assets and Past Due Loans and Leases

	2004	2003
(in thousands)	First	Fourth	Third	Second	First
Non-accrual loans and leases
Commercial and industrial	$45,056	$43,387	$82,413	$86,021	$94,754
Commercial real estate	20,019	22,399	30,545	22,398	22,585
Residential mortgage	12,052	9,695	8,923	11,735	9,302

Total non-performing loans and leases (NPLs)	77,127	75,481	121,881	120,154	126,641
Other real estate, net	14,567	11,905	15,196	13,568	14,084

Total Non-performing Assets (NPAs)	$91,694	$87,386	$137,077	$133,722	$140,725

Accruing loans and leases past due 90 days or more	$59,697	$55,913	$66,060	$55,287	$57,241

NPLs as a % of total loans and leases	0.36%	0.36%	0.58%	0.63%	0.67%
NPAs as a % of total loans and leases and other real estate	0.43	0.41	0.65	0.70	0.74
Allowance for loan and lease losses as a % of:
NPLs	383	397	276	256	240
NPAs	322	343	245	230	216
Allowance for loan and lease losses plus allowance for unfunded commitments and letters of credit:
NPLs	425	444	304	284	266
NPAs	357	384	270	255	239
Accruing loans and leases past due 90 days or more to actual loans and leases	0.28	0.27	0.31	0.29	0.30

Non-performing assets (NPAs) were $91.7 million at March 31, 2004. This decreased $49.0 million from a year-ago, but increased $4.3 million from the end of last year. While NPAs increased from year end, the inflow of new NPAs during the quarter totaled $27.2 million, down 29% from the fourth quarter (see Table 10). NPAs expressed as a percent of total loans and leases and other real estate was 0.43% at March 31, 2004, down from 0.74% a year ago, but up slightly from 0.41% at December 31, 2003.

Table 10 - Non-Performing Asset Activity

	2004	2003
(in thousands)	First	Fourth	Third	Second	First
Beginning of Period	$87,386	$137,077	$133,722	$140,725	$136,723
New non-performing assets	27,208	38,367	52,213	83,104	48,359
Returns to accruing status	(54)	(454)	(319)	(9,866)	(5,993)
Loans and lease losses	(10,463)	(39,657)	(22,090)	(30,204)	(17,954)
Payments	(10,717)	(22,710)	(18,905)	(26,831)	(15,440)
Sales	(1,666)	(25,237)	(7,544)	(23,206)	(4,970)

End of Period	$91,694	$87,386	$137,077	$133,722	$140,725

The over 90-day delinquent but accruing ratio was 0.28% at March 31, 2004. This ratio has been relatively steady over the last five quarters (0.30% a year ago and 0.27% at the end of last year). The 30-day delinquency ratio decreased to 1.11% at March 31, 2004, from 1.34% at the end of the year-ago first quarter and from 1.23% at December 31, 2003. The total C&I and CRE 30-day delinquency ratio was 0.69% at quarter end, down from 0.85% a year earlier, but up from 0.62% at December 31, 2003. Total consumer 30-day delinquencies were 1.48% at quarter end, down from 1.85% a year ago and from 1.72% at the end of last year.

Allowances for Credit Losses (ACL)

The ACL are comprised of the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). The following table reflects activity in the ALLL and AULC for the past five quarters:

Table 11 - Allowance for Credit Losses

	2004	2003
(in thousands)	First	Fourth	Third	Second	First
Allowance for Loan and Lease Losses, Beginning of Period	$299,732	$336,398	$307,667	$303,636	$324,827
Loan and lease losses	(37,167)	(68,023)	(43,261)	(49,985)	(40,265)
Recoveries of loans previously charged off	8,540	12,880	10,487	8,929	7,429

Net loan and lease losses	(28,627)	(55,143)	(32,774)	(41,056)	(32,836)

Provision for credit losses	25,596	26,341	51,615	49,193	36,844
Net change in allowance for unfunded loan commitments and lettes of credit	3,433	(1,785)	(457)	101	(21,560)
Allowance of assets sold and securitized (1)	(4,757)	(6,079)	10,347	(4,207)	(3,639)

Allowance for Loan and Lease Losses, End of Period	$295,377	$299,732	$336,398	$307,667	$303,636

Allowance for Unfunded Loan Commitments and Letters of Credit, Beginning of Period	$35,522	$33,737	$33,280	$33,381	$11,821
Net change	(3,433)	1,785	457	(101)	21,560

Allowance for Unfunded Loan Commitments and Letters of Credit, End of Period	$32,089	$35,522	$33,737	$33,280	$33,381

Allowance for loan and lease losses as a % of:
Total loans and leases	1.39%	1.42%	1.59%	1.61%	1.61%
Allowances for Credit Losses as a % of:
Total loans and leases	1.55%	1.59%	1.75%	1.79%	1.78%

(1)	The third quarter 2003 includes the reserve for loan losses associated with automobile loans contained in one of Huntington’s securitizations trusts consolidated as a result of the adoption of FASB Interpretation No. 46 on July 1, 2003.

The ALLL has historically included a component for unfunded loan commitments and letters of credit. To reflect the nature of this reserve and consistent with better disclosure, in the first quarter the AULC was reclassified as a separate liability on the balance sheet. Prior period balance sheet amounts have also been reclassified to be consistent with the current quarter’s presentation. This reclassification had no impact on net income, shareholders’ equity, or the amount of total reserves aligned with credit risks. (Also see Credit Risk Management section of the company’s Form 10-K for a complete discussion of the various components of the ALLL and a discussion on establishment of ALLL levels).

When the AULC of $32.1 million at March 31, 2004, is separately classified, which is how these reserve ratios will be calculated and reported going forward, the ALLL reserve and NPA coverage ratios were 1.39% and 322%, respectively. The ALLL plus the AULC as a percent of total loans and leases was 1.55% at March 31, 2004, compared with 1.59% at the end of last year. Similarly, the ACL as a percent of NPAs was 357% at March 31, 2004, compared with 384% at December 31, 2003.

The March 31, 2004, ALLL was $295.4 million, down from $303.6 million a year ago and $299.7 million at December 31, 2003. These declines primarily reflected improving credit quality and the changed mix of the loan portfolio. Expressed as a percent of period-end loans and leases, the ALLL at March 31, 2004, was 1.39%, down from 1.61% a year-ago and from 1.42% at December 31, 2003. The ALLL as a percent of NPAs was 322% at March 31, 2004, up significantly from 216% a year ago, but down from 343% at December 31, 2003.

The March 31, 2004, ALLL reflects a methodology change relating to the calculation of the economic risk portion of the allowance. Effective January 1, 2004, Huntington adopted a significantly more quantitative approach to the calculation of the economic reserve. The largest portion of the ALLL, the transaction reserve was not affected by this change and continues to reflect the probability-of-default and loss-in-event-of-default for every credit extension, and currently represents 73% of the current ALLL.

In order to quantify the economic reserve, Huntington determined four statistically significant indicators of loss volatility over the seven-year period from 1996 through 2003. The four variables as determined by the regression model are:

•	US Index of Leading Economic Indicators

•	US Corporate Profits

•	US Unemployment Index

•	Current Consumer Confidence

The combination of changes in these indicators is utilized to size the potential credit risk associated with macro-economic changes in the context of Huntington’s transaction reserve calculation.

MARKET RISK

Market risk is the potential for losses in the fair value of the company’s assets and liabilities due to changes in interest rates, exchange rates, and equity prices. The company incurs market risk in the normal course of business. Market risk arises when the company extends fixed-rate loans, purchases fixed-rate securities, originates fixed-rate certificates of deposit (CDs), obtains funding through fixed-rate borrowings, and leases automobiles and equipment based on expected lease residual values. Market risk arising from changes in interest rates, which affects the market values of fixed-rate assets and liabilities, is interest rate risk. Market risk arising from the possibility that the uninsured residual value of leased assets will be different at the end of the lease term than was estimated at the lease’s inception is residual value risk. From time to time, the company also has small exposures to trading risk and foreign exchange risk. At March 31, 2004, the company had $16.4 million of trading assets, primarily in its broker/dealer operations.

Interest Rate Risk

Interest rate risk is the primary market risk incurred by the company. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.

Management seeks to minimize the impact of changing interest rates on the company’s net interest income and the fair value of assets and liabilities. The board of directors establishes broad policies regarding interest rate and market risk, liquidity risk, counter-party credit risk, and settlement risk. The asset and liability committee (ALCO) establishes specific operating limits within the parameters of the board of directors’ policies. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with board of directors approved risk tolerances. (See Interest Rate Risk discussion in the company’s Form 10-K for a complete discussion.)

In the first quarter of 2004, the board of directors approved an expanded set of interest rate risk policy limits for both short-term risk (net interest income at risk) and long-term risk (economic value of equity at risk). Limits were set for parallel shifts of both +/-100 and +/- 200 basis points. Previously, risk limits were set on parallel rate changes of only +/- 200 basis points. The table below outlines these policy limits:

Board Approved Interest Rate Risk Policy Limits:

Rate Shift	Net Interest Income at Risk (%)	Economic Value of Equity at Risk (%)
+/- 100	-2.0%	-5.0%
+/- 200	-4.0%	-12.0%

Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon.

The primary measurements for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next twelve-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of March 31, 2004 and December 31, 2003. All of the positions were well within the board of directors’ policy limits.

Net Interest Income at Risk (%)

Basis point change	-200	-100	+100	+200
Policy Limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2004	-0.8%	-0.5%	-0.1%	-0.3%
December 31, 2003	-0.6%	-0.3%	-0.2%	-0.5%

Factors affecting the net interest margin in the first quarter included (1) the sale of relatively higher-yielding automobile loans; and (2) the mix of assets remaining on the balance shifting to lower rate/higher quality loans and investment securities. A flattening of the yield curve (short-term rates rising more than long-term rates, or long-term rates falling more than short-term rates) would have a negative effect on the net interest margin.

The primary measurements for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond an interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits. The improvement in risk to rising interest rates was primarily a function of interest rate risk management activities.

Economic Value of Equity at Risk (%)

Basis point change	-200	-100	+100	+200
Policy Limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2004	-3.0%	+0.1%	-2.7%	-6.2%
December 31, 2003	+1.3%	+1.8%	-3.5%	-7.9%

LIQUIDITY RISK

The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen or unpredictable circumstances. The liquidity of the Bank is used to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. (See Liquidity discussion in the company’s Form 10-K for a complete discussion).

The primary source of funding is core deposits from retail and commercial customers (see Table 12). As of March 31, 2004, core deposits totaled $15.8 billion, of which were primarily provided by the Regional Banking line of business. This compared with $15.3 billion, or 87% of total funding, a year earlier. Most of the growth in core deposits was attributable to growth in interest bearing demand deposits as retail CDs have been declining. Management believes some of this decline in retail CDs has reflected migration of funds into the equity market and to other investments by customers.

Table 12 - Deposit Liabilities

	March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003		March 31, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Demand deposits
Non-interest bearing	$2,918	15.4%	$2,987	16.2%	$3,003	15.9%	$3,110	16.9%	$2,950	16.7%
Interest bearing	6,866	36.2	6,411	34.7	6,425	34.1	6,332	34.5	5,870	33.2
Savings deposits	3,002	15.8	2,960	16.0	3,000	15.9	3,085	16.8	2,981	16.9
Retail certificates of deposit	2,395	12.6	2,462	13.3	2,484	13.2	2,739	14.9	2,830	16.0
Other domestic time deposits	608	3.2	631	3.4	638	3.4	661	3.6	678	3.8

Total Core Deposits	15,789	83.2	15,451	83.6	15,550	82.5	15,927	86.7	15,309	86.6
Domestic time deposits of $100,000 or more	791	4.2	789	4.3	844	4.5	826	4.5	798	4.5
Brokered time deposits and negotiable CDs	1,942	10.2	1,772	9.6	1,837	9.8	1,227	6.7	1,224	6.9
Foreign time deposits	467	2.4	475	2.5	603	3.2	391	2.1	358	2.0

Total Deposits	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%	$18,371	100.0%	$17,689	100.0%

By Business Segment (1)
Central Ohio	$4,378	23.1%	$4,184	22.6%	$4,189	22.3%	$5,045	27.5%	4,071	23.0%
Northern Ohio	3,517	18.5	3,505	19.0	3,531	18.8	3,529	19.2	3,529	19.9
Southern Ohio/Kentucky	1,476	7.8	1,442	7.8	1,437	7.6	1,413	7.7	1,337	7.6
West Michigan	2,609	13.7	2,457	13.3	2,529	13.4	2,582	14.1	2,515	14.2
East Michigan	2,030	10.7	1,988	10.8	2,000	10.6	2,078	11.3	2,008	11.4
West Virginia	1,292	6.8	1,315	7.1	1,324	7.0	1,339	7.3	1,325	7.5
Indiana	637	3.4	648	3.5	661	3.5	640	3.4	622	3.5

Total Regional Banking	15,939	84.0	15,539	84.1	15,671	83.2	16,626	90.5	15,407	87.1
Dealer Sales	77	0.4	77	0.4	65	0.4	68	0.4	70	0.4
Private Financial Group	1,057	5.6	1,164	6.3	1,117	5.9	1,029	5.6	960	5.4
Treasury/Other (2)	1,916	10.0	1,707	9.2	1,981	10.5	648	3.5	1,252	7.1

Total Deposits	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%	$18,371	100.0%	$17,689	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Comprised largely of brokered deposits and negotiable CDs.

Liquidity policies and limits are established by the board of directors, with operating limits set by ALCO. Two primary liquidity measures are the ratio of loans and operating lease assets to deposits and the percentage of assets funded with non-core, or wholesale liabilities. The limits set by the board for these two liquidity measures are 135% and 40%, respectively. At March 31, 2004, the actual ratio of loans and operating leases to deposits was 117%, while the percentage of assets funded with non-core or wholesale liabilities was 36%. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. ALCO meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan.

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

As a result of a formal SEC investigation announced June 26, 2003, Standard and Poor’s rating agency placed the company’s debt ratings on “CreditWatch Negative”. On April 15, 2004, Standard and Poor’s removed the Company’s debt rating from “CreditWatch Negative” and revised the outlook to “Stable” from “Negative.” Credit ratings reflecting this change for the parent company and the Bank are:

	Senior Unsecured Notes	Subordinated Notes	Short Term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	A2	A3	P1	Negative
Standard and Poor’s	A-	BBB+	A2	Stable
Fitch Ratings	A	A-	F1	Stable
The Huntington National Bank
Moody’s Investor Service	A1	A2	P1	Negative
Standard and Poor’s	A	A-	A1	Stable
Fitch Ratings	A	A-	F1	Stable

Management believes that sufficient liquidity exists to meet the funding needs of the Bank and the parent company.

OFF-BALANCE SHEET ARRANGEMENTS

Like other financial organizations, Huntington has various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers, to sell loans, and to maintain obligations under operating-type noncancelable leases for its facilities. Derivatives and other off-balance sheet arrangements are discussed under the “Market Risk” section of Form 10-K.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. There were $965 million of outstanding standby letters of credit at March 31, 2004. Non-interest income was recognized from the issuance of these standby letters of credit of $2.9 million for the period ended March 31, 2004. The carrying amount of deferred revenue related to standby letters of credit at March 31, 2004, was $3.4 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the company and the Bank are required to hold.

CAPITAL

Capital is managed both at the parent and the Bank levels. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, and operation risks inherent in the company’s business and to provide the flexibility needed for future growth and new business opportunities. Management places significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and Management continually strives to maintain an appropriate balance between capital adequacy and providing attractive returns to shareholders.

Shareholders’ equity totaled $2.4 billion at March 31, 2004. This balance represented a $208 million increase from a year earlier. The growth in shareholders’ equity resulted from the retention of net income after dividends to shareholders of $228 million, offset by a decrease in accumulated other comprehensive income of $33.1 million. The decrease in accumulated other comprehensive income resulted from a decrease in the market value of securities available for sale and cash flow hedges at March 31, 2004, compared with March 31, 2003.

During the 2003 first quarter, the company repurchased 4.3 million shares of its common stock on the open market through privately negotiated transactions. At March 31, 2004, the company had unused authority to repurchase up to 3.9 million shares. This authority was cancelled effective April 27, 2004, concurrent with the approval of a new 7.5 million share repurchase authorization. Of this authorization, about 2.5 million shares are expected to be purchased following the Unizan Financial Corp. shareholders’ meeting. These and any additional purchases will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

Table 13 - Quarterly Common Stock Summary

	2004	2003
	First	Fourth	Third	Second	First
Common Stock Price
High (1)	$23.780	$22.550	$20.890	$21.540	$19.800
Low (1)	21.000	19.850	19.220	18.030	17.780
Close	22.030	22.500	19.850	19.510	18.590
Average daily closing price	22.501	21.584	20.199	19.790	18.876

Dividends
Cash dividends declared	$0.175	$0.175	$0.175	$0.160	$0.160

Common shares outstanding (000s)
Average — basic	229,227	228,902	228,715	228,633	231,355
Average — diluted	232,915	231,986	230,966	230,572	232,805
Ending	229,410	229,008	228,870	228,660	228,642
Book value per share	$10.31	$9.93	$9.79	$9.63	$9.43

Common Share Repurchase Program (000s)
Number of shares repurchased	—	—	—	—	4,300

(1)	Intra day and closing stock prices obtained from NASDAQ.

First quarter 2004 average equity to average assets was 7.39%, down from 7.89% a year earlier, but up from 7.32% for the fourth quarter of 2003 (see Table 14). At the end of March 2004, tangible period-end equity to period-end assets was 6.97%, down from 7.00% at March 31, 2003, but up from 6.79% at year end. The decline from the year-ago period reflected the impact of the 2003 third quarter adoption of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), effective July 1, 2003, which resulted in the consolidation of $1.0 billion of securitized automobile loans, partially offset by earnings-related growth in capital. The increase from December 31, 2003, primarily reflected growth in retained earnings.

Table 14 - Capital Adequacy

	2004	2003
(in millions)	First	Fourth	Third	Second	First
Total Risk-Adjusted Assets	$28,236	$28,164	$27,949	$27,456	$27,337
Tier 1 Risk-Based Capital ratio	8.74%	8.53%	8.40%	8.35%	8.16%
Total Risk-Based Capital ratio	12.38	11.95	11.19	11.16	11.04
Tier 1 Leverage ratio	8.08	7.98	7.94	8.25	8.22
Tangible common equity ratio	6.97	6.79	6.77	7.06	7.00
Tangible common equity to risk-weighted assets ratio	7.61	7.30	7.24	7.23	7.09
Average equity to average assets	7.39	7.32	7.49	7.66	7.89

At March 31, 2004, the tangible equity to risk-weighted assets ratio was 7.61%, up significantly from 7.09% in the year-ago quarter, and from 7.30% at the end of last year. These increases primarily reflected the positive impact resulting from lowering the overall risk profile of assets, most notably a less risky loan portfolio mix, as well as growth in low risk investment securities.

The Federal Reserve Board, which supervises and regulates the parent, sets minimum capital requirements for each of these regulatory capital ratios. In the calculation of these risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Huntington’s Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios and risk-adjusted assets for the recent five quarters are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively. At March 31, 2004, the company had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At March 31, 2004, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

LINES OF BUSINESS DISCUSSION

Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes the company’s Treasury functions and capital markets activities and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. A description of each segment and discussion of financial results is provided below.

Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of the Significant Items discussed in Note 7 to the Consolidated Financial Statements. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used by Management to determine the success of strategies and future earnings capabilities.

Regional Banking

Regional Banking provides products and services to retail, business banking, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the company’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 55% and 82%, of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank—Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking products include middle-market and large commercial banking relationships, which use a variety of banking products and services including, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

First Quarter 2004 versus First Quarter 2003 Performance

Regional banking contributed $48.0 million of the company’s net operating earnings in the first quarter of 2004, up $12.8 million, or 37%, from the first quarter of 2003. This increase reflected revenue growth of 2% and a 91% reduction in provision for credit losses, partially offset by expense growth of 5%. The ROA in the 2004 first quarter was 1.26%, up from 1.01% in the year-ago quarter. The ROE was 19.2% in the current quarter, up from 14.4% in the 2003 first quarter.

Compared with the year-ago quarter, 2004 first quarter net interest income increased $4.6 million, or 3%, reflecting a 10% increase in average total loans, partially offset by a 3% increase in core deposits, and a 23 basis point decline in net interest margin to 4.24% from 4.47%.

Average total loans increased $1.2 billion, or 10%, primarily reflecting a $0.7 billion, or 47%, increase in average residential mortgages, as well as a $0.6 billion, or 20%, increase in average home equity loans and lines of credit. Total average commercial loans (C&I and CRE) were essentially unchanged from the year-ago quarter reflecting a $0.5 billion, or 14%, increase in CRE loans, offset by a $0.5 billion, or 10%, decline in C&I loans. The growth in home equity, residential mortgages, and CRE loans reflected the favorable impact of low interest rates on demand for real estate-related financing. The decline in C&I loans was due in part to weak demand, as well as the impact from continued strategies to lower exposure to large individual commercial credits, including shared national credits. Small business C&I and CRE loans (included in average total C&I and CRE loans) increased $0.2 billion, or 12%, due to specific strategies that focus on this business segment.

Total average deposits increased $0.5 billion, or 3%. This reflected strong growth in average interest bearing demand deposits, up $0.9 billion, or 18%, which was partially offset by a decline in domestic time deposits, down $0.6 billion, or 14%. Contributing to the decline in domestic time deposits was a de-emphasis in marketing efforts, as these deposits represented a relatively higher funding cost, and an apparent outflow of funds back to equity markets.

Over this same period, progress was made in improving the Retail Banking 90-day cross sell ratio, from 1.7 products or services to 2.2, a 29% improvement. In addition, the online penetration of retail households with on-line banking increased to 34% from 24% a year earlier.

The 23 basis points, or an effective 5%, decline in the net interest margin to 4.24% from 4.47% reflected a combination of factors. This included a shift in the loan portfolio mix to lower margin, but higher credit quality, consumer residential real estate-related loans. In addition, interest rates offered on deposits have been near historical lows throughout this period, and as rates continued to fall from a year-ago, it was increasingly difficult to make commensurate reductions in deposit rates compared with reductions in loan yields.

Provision for credit losses for the first quarter of 2004 was $2.1 million, down $21.4 million, or 91%, reflecting the overall improvement in credit quality. Net charge-offs were $11.6 million, or an annualized 0.33% average loans and leases, down from 0.64% in the year-ago quarter.

Non-interest income increased $0.5 million, or 1%, from the year-ago quarter reflecting growth in other income and service charges on deposit account, partially offset by a decline in mortgage banking income, and other service charges and fees.

Other income increased $4.2 million, or 56%, due primarily to the full year impact of the 2003 adoption of FIN 45 for standby letters of credit. Service charges on deposit accounts increased $2.0 million, or 5%, reflecting higher personal NSF and overdraft fees.

Mortgage banking income declined $4.9 million, or 45%, from the year-ago quarter largely as a result of lower net realized gains on the sales of mortgage loans due to lower delivery volumes and declines in the gains realized on those sales. (MSR impairment and related offsetting hedges are reflected in the Treasury/Other segment.) The $0.8 million, or 8%, decline in other service charges and fees reflected lower interchange fees as a result of the VISA/Wal-Mart settlement.

Non-interest expense increased $6.8 million, or 5%, from the year-ago quarter. The primary drivers of this increase were higher personnel expenses related to higher benefit costs, and higher marketing, depreciation, and charge card processing expenses. Partially offsetting these increases were lower occupancy, telecom, legal and professional, and printing and supplies expenses.

First Quarter 2004 versus Fourth Quarter 2003 Performance

Regional Banking earnings in the 2004 first quarter declined $9.5 million, or 16%, from the 2003 fourth quarter reflecting higher expenses, an increase in the provision for credit losses, and lower non-interest income, only partially offset by an increase in net interest income. The ROA in the 2004 first quarter was 1.26%, down from 1.51% in the 2003 fourth quarter, with the ROE of 19.2%, down from 22.1% from the prior quarter.

Net interest income increased $3.5 million, or 2%, from the prior quarter reflecting growth in average total loans, a slight decline in total average deposits and an increase in the net interest margin.

Average total loans increased $0.3 billion, or 2%, to $14.1 billion in the 2004 first quarter. Consumer loans increased 6%, reflecting growth in residential mortgages and home equity loans and lines of credit. Total commercial loans, including both C&I and CRE loans, decreased $35 million from fourth quarter 2003, primarily due to a $99.0 million sale of lower quality loans in the fourth quarter of 2003. Excluding the impact of this loan sale, total commercial loans were up 1%. Total average deposits decreased $0.1 billion, reflecting runoff of consumer time deposits and a decline in average non-interest bearing deposits, partially offset by an increase in interest bearing deposits. Total average deposits excluding time deposits increased $45.6 million, or 2%, from prior quarter levels.

From the end of the 2003 fourth quarter, the number of DDA households increased slightly, with the penetration of retail households with on-line banking increasing to 34% from 31%.

Though the provision for credit losses in the 2004 first quarter totaled $2.1 million, this represented a $4.7 million increase from the 2003 fourth quarter as that quarter reflected a $2.6 negative provision. This negative provision reflected the impact of freeing up excess reserves associated with the sale of lower-quality C&I and CRE loans in the fourth quarter. Net charge offs were $11.6 million, or an annualized 0.33% of average loans and leases, down from 1.19% in the fourth quarter of 2003, reflecting broad declines in all loan categories. The 2003 fourth quarter net charge-offs included $20.1 million in C&I and CRE net charge-offs associated with the sale of $99 million of lower quality loans, which increased reported 2003 fourth quarter annualized net charge-offs by 58 basis points.

Non-interest income declined $4.5 million, or 6%, to $72.1 million, reflecting the seasonal impact of service charges on deposit accounts and lower mortgage banking revenue. The decrease in mortgage banking revenue was primarily due to lower portfolio production.

Non-interest expense increased $8.9 million, or 6%, from the fourth quarter of 2003. This increase was largely due to higher personnel expense resulting from increased benefit costs, including the annual FICA reset, and seasonally lower loan production resulting in lower deferred loan fee expenses in the current period.

Table 15 – Regional Banking (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$151,062	$147,570	$146,414	$4,648	3.2%
Provision for credit losses	2,105	(2,611)	23,553	(21,448)	-91.1%

Net Interest Income After Provision for Credit Losses	148,957	150,181	122,861	26,096	21.2%

Operating lease income	49	—	—	49	NM
Service charges on deposit accounts	40,703	43,546	38,664	2,039	5.3%
Brokerage and insurance income	3,856	4,134	4,001	(145)	-3.6%
Trust services	292	220	268	24	9.0%
Mortgage banking	6,033	9,632	10,944	(4,911)	-44.9%
Other service charges and fees	9,413	9,145	10,240	(827)	-8.1%
Other	11,705	9,849	7,482	4,223	56.4%

Total Non-Interest Income Before Securities Gains	72,051	76,526	71,599	452	0.6%
Securities gains	—	—	—	—	NM

Total Non-Interest Income	72,051	76,526	71,599	452	0.6%

Operating lease expense	44	—	—	44	NM
Personnel costs	63,156	51,704	59,432	3,724	6.3%
Other	83,892	86,498	80,872	3,020	3.7%

Total Non-Interest Expense	147,092	138,202	140,304	6,788	4.8%

Income Before Provision for Income Taxes	73,916	88,505	54,156	19,760	36.5%
Provision for income taxes (2)	25,871	30,977	18,955	6,916	36.5%

Net Income - Operating (1)	48,045	57,528	35,201	12,844	36.5%

Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$151,062	$147,570	$146,414	$4,648	3.2%
Tax equivalent adjustment (2)	249	263	331	(82)	-24.8%

Net interest income (FTE)	151,311	147,833	146,745	4,566	3.1%
Non-interest income	72,051	76,526	71,599	452	0.6%

Total Revenue (FTE)	$223,362	$224,359	$218,344	$5,018	2.3%

Total Revenue Excluding Securities Gains (FTE)	$223,362	$224,359	$218,344	$5,018	2.3%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$4,219	$4,327	$4,671	$(452)	-9.7%
CRE
Construction	1,290	1,258	1,130	160	14.2%
Commercial	2,567	2,526	2,267	300	13.2%
Consumer
Auto loans - indirect	5	6	8	(3)	-37.5%
Home equity loans & lines of credit	3,593	3,404	2,998	595	19.8%
Residential mortgage	2,163	2,004	1,473	690	46.8%
Other loans	278	312	328	(50)	-15.2%

Total Consumer	6,039	5,726	4,807	1,232	25.6%

Total Loans	$14,115	$13,837	$12,875	$1,240	9.6%

Deposits:
Non-interest bearing deposits	$2,783	$2,887	$2,760	$23	0.8%
Interest bearing demand deposits	5,854	5,691	4,973	881	17.7%
Savings deposits	2,773	2,770	2,724	49	1.8%
Domestic time deposits	3,728	3,855	4,313	(585)	-13.6%
Foreign time deposits	423	432	303	120	39.6%

Total Deposits	$15,561	$15,635	$15,073	$488	3.2%

(1)	Operating basis, see page 38 for definition.

(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 15 – Regional Banking (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
PERFORMANCE METRICS
Return on average assets	1.26%	1.51%	1.01%	0.25%
Return on average equity	19.2%	22.1%	14.4%	4.8%
Net interest margin	4.24%	4.15%	4.47%	-0.23%
Efficiency ratio	65.9%	61.6%	64.3%	1.6%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$5,939	$31,175	$14,640	$(8,701)	-59.4%
CRE	1,636	5,743	546	1,090	NM

Total commercial	7,575	36,918	15,186	(7,611)	-50.1%
Consumer
Auto loans	(21)	4	(11)	(10)	90.9%
Home equity loans & lines of credit	2,956	3,201	3,854	(898)	-23.3%
Residential mortgage	316	174	124	192	NM
Other loans	778	1,105	1,236	(458)	-37.1%

Total consumer	4,029	4,484	5,203	(1,174)	-22.6%

Total Net Charge-offs	$11,604	$41,402	$20,389	$(8,785)	-43.1%

Net Charge-offs - annualized percentages
C&I	0.56%	2.86%	1.27%	-0.71%
CRE	0.17%	0.60%	0.07%	0.10%

Total commercial	0.38%	1.81%	0.76%	-0.39%
Consumer
Auto loans	-1.68%	0.26%	-0.56%	-1.13%
Home equity loans & lines of credit	0.33%	0.37%	0.52%	-0.19%
Residential mortgage	0.06%	0.03%	0.03%	0.02%
Other loans	1.12%	1.41%	1.53%	-0.41%

Total consumer	0.27%	0.31%	0.44%	-0.17%

Total Net Charge-offs	0.33%	1.19%	0.64%	-0.31%

Non-Performing Assets (NPA) (in millions)
C&I	$42	$40	$88	$(46)	-52.3%
CRE	9	12	22	(13)	-59.1%
Residential mortgage	11	9	8	3	37.5%

Total Non-accrual Loans	62	61	118	(56)	-47.5%
Renegotiated loans	—	—	—	—	NM

Total Non-performing Loans (NPL)	62	61	118	(56)	-47.5%
Other real estate, net (OREO)	16	13	15	1	6.7%

Total Non-performing Assets	$78	$74	$133	$(55)	-41.4%

Accruing loans past due 90 days or more (eop)	$47	$39	$42	$5	11.9%
Allowance for Loan and Lease Losses (ALLL) (eop)	$158	$162	$208	$(50)	-24.0%
ALLL as a % of total loans and leases	1.10%	1.18%	1.61%	-0.51%
ALLL as a % of NPLs	254.8%	265.6%	176.3%	78.6%
ALLL + OREO as a % of NPAs	223.1%	236.5%	167.7%	55.4%
NPLs as a % of total loans and leases	0.43%	0.44%	0.91%	-0.48%
NPAs as a % of total loans and leases + OREO	0.54%	0.54%	1.03%	-0.49%

(1)	Operating basis, see page 38 for definition.

NM, not a meaningful value.

eop, end of period.

Table 15 – Regional Banking (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	4,833	4,860	4,928	(95)	-1.9%
Retail Banking
Average loans (in millions)	$4,236	$4,057	$3,605	$631	17.5%
Average deposits (in millions)	$10,680	$10,866	$11,056	$(376)	-3.4%
# employees - full-time equivalent (eop)	3,405	3,406	3,502	(97)	-2.8%
# banking offices (eop)	332	333	337	(5)	-1.5%
# ATMs (eop)	684	695	870	(186)	-21.4%
# DDA households (eop)	491,949	490,924	492,200	(251)	-0.1%
# New 90-day cross sell (average)(3)	2.2	2.2	1.7	0.5	28.7%
# on-line customers (eop)	179,681	163,592	123,978	55,703	44.9%
% on-line retail household penetration (eop)	34%	31%	24%	10%
Small Business
Average loans (in millions)	$1,824	$1,800	$1,635	$189	11.6%
Average deposits (in millions)	$1,844	$1,769	$1,550	$294	19.0%
# employees - full-time equivalent (eop)	259	253	246	13	5.3%
# customers (eop)	63,440	62,636	68,873	(5,433)	-7.9%
# New 90-day cross sell (average) (4)	2.1	2.0	1.8	0.3	16.5%
Corporate Banking
Average loans (in millions)	$6,316	$6,378	$6,484	$(168)	-2.6%
Average deposits (in millions)	$2,888	$2,835	$2,302	$586	25.5%
# employees - full-time equivalent (eop)	566	581	591	(25)	-4.2%
# customers (eop)	5,527	6,356	7,294	(1,767)	-24.2%
Mortgage Banking
Average loans (in millions)	$1,739	$1,602	$1,151	$588	51.1%
Average deposits (in millions)	$149	$165	$165	$(16)	-9.7%
# employees - full-time equivalent (eop)	603	620	589	14	2.4%
Closed loan volume (in millions)	$860	$919	$1,267	$(407)	-32.1%
Portfolio closed loan volume (in millions)	$533	$573	$369	$164	44.4%
Agency delivery volume (in millions)	$342	$522	$910	$(568)	-62.4%
Servicing portfolio, incld. sold servicing (in millions)	$9,442	$9,061	$6,696	$2,746	41.0%
Mortage servicing rights (in millions)	$60.4	$71.1	$35.4	$25.0	70.6%

(1)	Operating basis, see page 38 for definition.

(3)	Total cross-sell on new relationships at 90 days (out of 16 core products).

(4)	Total cross-sell on new relationships at 90 days (out of 18 products).

NM, not a meaningful value.

N/A, not available.

eop, end of period.

Dealer Sales

Dealer Sales serves over 3,500 automotive dealerships within Huntington’s primary banking markets as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles under long-term direct financing leases, finances dealership floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

The accounting for automobile leases significantly impacts the presentation of Dealer Sales’ financial results. All automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. For automobile leases originated prior to May 2002, the related financial results are reported as operating lease income and operating lease expense, components of non-interest income and non-interest expense, respectively, whereas the cost of funding these leases is included in interest expense. Credit losses associated with these leases are also reflected in operating lease expense. With no new operating leases being originated, this portfolio, and related operating lease income and operating lease expense, will decrease over time and eventually become immaterial. In contrast, all new leases since April 2002 are originated as direct financing leases, where the income and funding are included in net interest income. As a result of the treatment of operating leases, the net interest margin increased from the first quarter of 2003 to the first quarter of 2004 as the declining operating lease portfolio resulted in less assessed interest expense. Direct financing lease credit losses are charged against an allowance for credit losses with provision for credit losses recorded to maintain an appropriate allowance level.

First Quarter 2004 versus First Quarter 2003 Performance

Dealer Sales contributed $11.9 million of the company’s net operating earnings in the first quarter of 2004, down $4.1 million, or 25%, from the 2003 first quarter. This decline was primarily due to a higher provision for credit losses resulting from increased provision for credit losses associated with loan and lease growth and a $4.7 million one-time cumulative increase in the 2004 first quarter to correct the prior recording of insurance claims received, as previously discussed. The ROA and ROE for the first quarter of 2004 were 0.65% and 10.7%, respectively, down from 0.90% and 14.4%, respectively, in the 2003 first quarter.

Net interest income was $35.0 million, up $13.0 million, or 60%, from $21.9 million in the year-ago quarter. This significant increase reflected a $1.1 billion, or 23%, increase in average total loans and leases, as well as a 57 basis point increase in the net interest margin to 2.36% from 1.79% a year ago. The significant increase in average total loans and leases was driven by rapid growth in direct financing leases as average automobile loans declined.

Average automobile direct financing leases increased $1.0 billion reflecting the fact that this is still a maturing portfolio with relatively fewer maturities and pay-offs than a more mature portfolio. Direct financing lease originations totaled $275 million in the first quarter of 2004, down 11% from $310 million in the 2003 first quarter. The growth in average direct financing lease balances contrasts with the $910 million decline in average operating lease assets, which consists of all leases originated prior to May 2002 with balances running off through maturities and pay-offs.

Average automobile loans remained relatively flat compared to the same period a year ago, reflecting the $2.1 billion of automobile loans sold during 2003 and the $0.9 billion of automobile loans sold in the 2004 first quarter. In addition, indirect loan originations declined 31% to $0.5 billion in the 2004 first quarter compared to $0.7 billion in the 2003 first quarter, reflecting a soft market for new and used vehicle sales, as well as a decision to maintain high quality originations. The impact of the loan sales and lower production levels was offset in part by the consolidation in July 2003 of $1.0 billion of previously securitized loans related to the adoption of FIN 46.

Also contributing to the growth in average total loans and leases was a 17% increase in C&I loans, including dealer floor plan loans.

The net interest margin was favorably impacted by the run-off of the operating lease assets and the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income. In contrast, the net interest margin was negatively impacted by growth in lower yielding direct financing lease balances, loan sales, and a lower net interest margin associated with securitized loans that are now recorded on balance sheet as a result of the adoption of FIN 46.

The provision for credit losses increased $10.3 million, or 90%, from the year-ago quarter, reflecting growth in direct financing leases and a $4.9 million increase in charge-offs. Net charge-offs for the 2004 period include the one-time cumulative charge of $4.7 million, discussed above, which increased 2004 first quarter automobile loan net charge-offs by

$3.7 million and direct financing lease net charge-offs by $0.9 million and increased annualized net charge-off ratios by 0.49% and 0.19%, respectively. Excluding the impact of this one-time charge, the annualized net charge-off ratio for automobile loans was 1.29% in the first quarter of 2004 down from 1.40% in the 2003 first quarter while the charge-off ratio for direct financing leases was 0.45%, up from 0.37% in the year ago quarter. The charge-off ratio for direct financing leases is expected to continue to trend higher until this portfolio fully matures.

Non-interest income decreased $51.8 million, or 35%, driven by a $49.4 million, or 36%, decline in operating lease income as that portfolio continued to run-off. Other non-interest income decreased $1.6 million, or 19%, primarily due to declines in securitization income that resulted from the adoption of FIN 46 in the third quarter of 2003. Non-interest expense declined $42.8 million, or 32%, primarily reflecting a $40.9 million, or 37%, decline in operating lease expense. Other non-interest expense declined $2.5 million, or 15%, primarily due to lower legal and residual value insurance costs. In contrast, personnel costs increased $0.7 million, or 13%, primarily due to higher benefit costs and less benefit from deferring loan origination costs, reflecting the decline in loan and lease production.

First Quarter 2004 versus Fourth Quarter 2003 Performance

Dealer Sales’ net operating earnings of $11.9 million in the first quarter of 2004 were up $0.8 million, or 7%, from the fourth quarter of 2003. The primary contributors to this increase were lower provision for credit losses and higher net interest income. The ROA and ROE in the 2004 first quarter were 0.65% and 10.7%, respectively, up from 0.57% and 9.2%, respectively, in the 2003 fourth quarter.

Net interest income was $35.0 million for first quarter of 2004, up $0.6 million, or 2%, from the previous quarter. This increase reflected a 14 basis point increase in the net interest margin, offset in part by a 3% decline in average total loans and leases.

Average automobile loans decreased $0.5 billion, or 14%, primarily as a result of the $0.9 billion reduction in average automobile loans related to 2003 fourth quarter and 2004 first quarter automobile loan sales. Adjusting for these sales, average automobile loans would have increased 4%. Also contributing to the decline from the 2003 fourth quarter was a 26% decrease in loan originations in the first quarter of 2004 compared to the fourth quarter of 2003.

Average automobile direct financing leases increased $186 million, or 10%, reflecting the fact that this continues to be a young portfolio. However, this growth was impacted by a 12% decline in direct financing lease originations compared to the fourth quarter of 2003. The $186 million, or 10%, growth in average direct financing lease balances contrasts with the $189 million decline in average operating lease assets.

Also during the first quarter of 2004, C&I loans, including dealer floor plan loans, increased 14% from the prior quarter, consistent with seasonal patterns for usage of available credit lines.

The provision for credit losses decreased 5%, reflecting lower provision expense for growth in loans and direct financing leases, offset in part by a $3.4 million increase in charge-offs. Adjusted for the one-time $4.7 million charge, discussed above, the annualized net charge-off ratio for automobile loans would have been 1.28% in the first quarter of 2004, which is unchanged from the fourth quarter of 2003, while the annualized charge-off ratio for direct financing leases would have been 0.45% in the 2004 period, up from 0.43% in the previous quarter.

Non-interest income decreased $15.9 million, or 14%, primarily due to a $16.5 million, or 16%, decline in operating lease income as that portfolio continues to run-off. Similarly, non-interest expense declined $15.3 million, or 14%, primarily reflecting a $14.9 million, or 17%, decline in operating lease expense.

Table 16 – Dealer Sales (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$34,951	$34,364	$21,915	$13,036	59.5%
Provision for credit losses	21,655	22,857	11,385	10,270	90.2%

Net Interest Income After Provision for Credit Losses	13,296	11,507	10,530	2,766	26.3%

Operating lease income	88,818	105,307	138,193	(49,375)	-35.7%
Service charges on deposit accounts	199	194	207	(8)	-3.9%
Brokerage and insurance income	510	732	1,342	(832)	-62.0%
Trust services	—	—	—	—	NM
Mortgage banking	—	1	2	(2)	-100.0%
Other service charges and fees	—	—	—	—	—
Other	6,926	6,149	8,517	(1,591)	-18.7%

Total Non-Interest Income Before Securities Gains	96,453	112,383	148,261	(51,808)	-34.9%
Securities gains	—	—	—	—	—

Total Non-Interest Income	96,453	112,383	148,261	(51,808)	-34.9%

Operating lease expense	70,666	85,609	111,588	(40,922)	-36.7%
Personnel costs	5,901	5,319	5,240	661	12.6%
Other	14,802	15,787	17,341	(2,539)	-14.6%

Total Non-Interest Expense	91,369	106,715	134,169	(42,800)	-31.9%

Income Before Provision for Income Taxes	18,380	17,175	24,622	(6,242)	-25.4%
Provision for income taxes (2)	6,433	6,011	8,618	(2,185)	-25.4%

Net Income - Operating (1)	11,947	11,164	16,004	(4,057)	-25.3%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$34,951	$34,364	$21,915	$13,036	59.5%
Tax Equivalent Adjustment (2)	—	—	—	—	—

Net Interest Income (FTE)	34,951	34,364	21,915	13,036	59.5%
Non-Interest Income	96,453	112,383	148,261	(51,808)	-34.9%

Total Revenue (FTE)	$131,404	$146,747	$170,176	$(38,772)	-22.8%

Total Revenue Excluding Securities Gains (FTE)	$131,404	$146,747	$170,176	$(38,772)	-22.8%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$756	$661	$648	$108	16.7%
CRE
Construction	8	12	1	7	NM
Commercial	81	78	59	22	37.3%
Consumer
Auto leases - indirect	1,988	1,802	1,006	982	97.6%
Auto loans - indirect	3,036	3,523	3,071	(35)	-1.1%
Home equity loans & lines of credit	—	—	—	—	—
Other loans	70	67	54	16	29.6%

Total Consumer	5,094	5,392	4,131	963	23.3%

Total Loans	$5,939	$6,143	$4,839	$1,100	22.7%

Operating lease assets	1,166	1,355	2,076	(910)	-43.8%
Deposits:
Non-interest bearing deposits	$65	$65	$55	$10	18.2%
Interest bearing demand deposits	2	2	1	1	100.0%
Foreign time deposits	4	7	4	0	0.0%

Total Deposits	$71	$74	$60	$11	18.3%

(1)	Operating basis, see page 38 for definition.

(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 16 – Dealer Sales (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
PERFORMANCE METRICS
Return on average assets	0.65%	0.57%	0.90%	-0.24%
Return on average equity	10.7%	9.2%	14.4%	-3.8%
Net interest margin	2.36%	2.22%	1.79%	0.56%
Efficiency ratio	69.5%	72.7%	78.8%	-9.3%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$1	$25	$(38)	$39	NM
CRE	—	—	—	—	—

Total commercial	1	25	(38)	39	NM
Consumer
Auto leases	3,159	1,936	920	2,239	NM
Auto loans	13,443	11,342	10,634	2,809	26.4%
Home equity loans & lines of credit	—	—	—	—	—
Other loans	211	105	398	(187)	-47.0%

Total consumer	16,813	13,383	11,952	4,861	40.7%

Total Net Charge-offs	$16,814	$13,408	$11,914	$4,900	41.1%

Net Charge-offs-annualized percentages
C&I	—	0.02%	-0.02%	0.02%
CRE	—	—	—	—

Total commercial	—	0.02%	-0.02%	0.02%
Consumer
Auto leases	0.64%	0.43%	0.37%	0.27%
Auto loans	1.78%	1.28%	1.40%	0.37%
Home equity loans & lines of credit	—	—	—	—
Other loans	1.21%	0.62%	2.99%	-1.78%

Total consumer	1.32%	0.98%	1.17%	0.15%

Total Net Charge-offs	1.14%	0.87%	1.00%	0.14%

Non-performing Assets (NPA) (in millions)
C&I	$—	$—	$—	$—	—
CRE	—	—	—	—	—
Total Non-accrual Loans	—	—	—	—	—
Renegotiated loans	—	—	—	—	—

Total Non-performing Loans (NPL)	—	—	—	—	—
Other real estate, net (OREO)	—	—	—	—	—

Total Non-performing Assets	$—	$—	$—	$—	—

Accruing loans past due 90 days or more	$9	$14	$11	$(2)	-18.2%
Allowance for Loan and Lease Losses (ALLL) (eop)	$51	$51	$34	$17	50.0%
ALLL as a % of total loans and leases	0.96%	0.88%	0.73%	0.23%
ALLL as a % of NPLs	NM	NM	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM
NPLs as a % of total loans and leases	—	—	—	—
NPAs as a % of total loans and leases + OREO	—	—	—	—

(1)	Operating basis, see page 38 for definition.

NM, not a meaningful value.

eop, end of period.

Table 16 – Dealer Sales (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	431	448	467	(36)	-7.7%
Automobile loans
Production (in millions)	$487.9	$662.1	$711.3	(223)	-31.4%
% Production new vehicles	52.7%	62.0%	52.2%	0.5%
Average term (in months)	64.7	64.0	64.1	0.6
Automobile leases
Production (in millions)	$275.4	$311.6	$310.2	(35)	-11.2%
% Production new vehicles	98.9%	99.3%	94.2%	4.7%
Average term (in months)	53.4	51.9	53.8	(0.4)
Average residual %	42.3%	43.6%	41.9%	0.4%

(1)	Operating basis, see page 38 for definition.

eop, end of period.

Private Financial Group

The Private Financial Group (PFG) provides products and services designed to meet the needs of the company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. The trust division provides fiduciary services to more than 11,000 accounts with assets totaling $39.1 billion, including $8.7 billion managed by PFG. In addition, PFG has over $500 million in assets managed by Haberer Registered Investment Advisor, which provides investment management services to nearly 400 customers.

PFG provides investment management and custodial services to the company’s 24 proprietary mutual funds, including six variable annuity funds, which represented more than $3 billion in total assets under management at March 31, 2004. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFG customers through more than 100 licensed investment sales representatives and 700 licensed personal bankers. This customer base has over $4 billion in mutual fund and annuity assets. PFG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.

First Quarter 2004 versus First Quarter 2003 Performance

The Private Financial Group (PFG) contributed $7.1 million of the company’s net operating earnings in the first quarter of 2004, up $1.7 million, or 33%, from the first quarter of 2003. This increase was due to growth in both net interest income and non-interest income, as well as a reduction in the provision for credit losses. Revenue growth was partially offset by expense growth. The ROA in the 2004 first quarter was 1.91%, up from 1.74% in the year-ago quarter. The ROE was 24.2% in the current quarter, up from 22.9% in the 2003 first quarter.

Net interest income increased $1.6 million, or 17%, from the year-ago quarter as average loan balances increased 20% to $1.3 billion and average deposit balances increased 17% to nearly $1.1 billion. Most of the loan growth occurred in personal credit lines and residential real estate loans, largely due to the favorable mortgage rate environment that has existed since early 2003. Most of the deposit growth was attributable to growth in both consumer and commercial money market accounts aided by favorable rate offerings resulting in both new accounts and a redirection of sweep account assets from money market mutual fund accounts. The West Michigan and Southern Ohio/Kentucky regions experienced significant growth in both loans and deposits during the 2004 first quarter. Both regions were targeted for growth with an expanded presence beginning late 2002. The net interest margin declined 9 basis points from the year-ago quarter to 3.23%, reflecting growth in lower margin loans partially offset by deposit growth.

Provision for credit losses decreased $2.5 million from the year-ago quarter, reflecting improved credit quality as evidenced by both lower net charge-offs and lower non-performing loans. The annualized total net charge-off ratio declined to 0.06% in the 2004 first quarter from 0.20% in the year-ago quarter.

Non-interest income, net of fees shared with other business units, increased $1.4 million, or 5%, from the year-ago quarter, primarily reflecting higher trust income. Trust income increased $1.4 million, or 10%, due to significant revenue growth in each of the three largest trust business lines as total trust assets grew to $39.1 billion, or 19%, in the current quarter from $32.9 billion in the 2003 first quarter. Asset growth resulted from a combination of improving market conditions and strong new business developments, which is beginning to reflect the success of the new business delivery model utilizing the brokerage sales force to sell asset management services.

Brokerage revenue increased $0.7 million, or 7%, primarily due to an increase in revenue from sales of mutual funds and equities, reflecting an improving market outlook. Although the dollar amount of revenue from mutual fund sales increased, mutual fund sales volume decreased compared with the year-ago quarter. The higher amount of mutual fund revenue compared with the year-ago quarter reflected the impact of approximately $25 million decrease in large individual trades at a significantly discounted brokerage commission from the year-ago quarter. Annuity sales volume also remained strong, although down 7% from the record sales in the year-ago quarter, while annuity revenue was essentially unchanged due to a shift in sales mix from fixed to variable and indexed annuities. Insurance revenue declined $1.0 million primarily reflecting a decrease in net underwriting revenue from credit life reinsurance. Mortgage banking revenue declined $0.3 million.

Non-interest expense increased $2.8 million, or 11%, from the 2003 first quarter primarily due to higher personnel costs reflecting an increase in the brokerage sales force to support the new sales distribution model, an increase in private banking relationship managers to support the expansion of the private banking presence in under-served regions, higher commission levels as a result of revenue growth, and higher benefit costs.

First Quarter 2004 versus Fourth Quarter 2003 Performance

PFG’s $7.1 million net contribution to the company’s operating earnings in the first quarter of 2004 was down $0.2 million, or 2%, from the 2003 fourth quarter. Growth in non-interest income of 6%, combined with a reduction in provision for credit losses was offset by an 11% increase in expenses and a $0.4 million, or 3%, reduction in net interest income. The ROA in the 2004 first quarter was 1.91%, down slightly from 1.98% in the 2003 fourth quarter. The ROE was 24.2% in the current quarter, down from 24.7% in the previous quarter.

Net interest income declined slightly from the previous quarter as average loan balances increased by $31 million, or 2%, offset by a $40 million, or 4%, decline in average deposit balances. Loan growth slowed from an annualized growth rate of 24% in the 2003 fourth quarter to an annualized rate of 10% in the current quarter. Most of the growth continued to be in residential real estate loans and personal credit lines, as mortgage rates remain attractive. The decline in deposit balances partially reflected normal historical trends resulting from post-holiday bill payment, but also reflected some balance run-off as promotional money market rates expired and market conditions made investment alternatives more attractive. The decline in deposits, combined with the increase in lower margin consumer loans, was reflected in a 15 basis point decline in the net interest margin to 3.23% from 3.38% in the 2003 fourth quarter.

Provision for credit losses decreased $1.5 million from the 2003 fourth quarter, reflecting improved credit quality as evidenced by both lower net charge-offs and lower non-performing loans. The annualized total net charge-off ratio declined to 0.06% in the 2004 first quarter from 0.10% in the previous quarter.

Non-interest income, net of fees shared with other business units, increased $1.6 million, or 6%, from the 2003 fourth quarter primarily reflecting higher brokerage and insurance income. Brokerage revenue increased $1.4 million, or 15%, mostly due to an increase in revenue from annuity sales. Annuity sales volume increased 24%, which translated into a 21% increase in revenue. Much of the sales success continued to be driven by increased sales of variable and indexed annuities. In addition, annuity sales in the first quarter are historically stronger than sales in the fourth quarter due to the unfavorable sales impact of the holidays in the fourth quarter and the favorable impact of IRA investments in the first quarter.

Trust income increased $0.5 million, or 3%, reflecting revenue growth in each of the three largest trust business lines to $39.1 billion from $37.5 billion in the previous quarter. Asset growth primarily resulted from strong new business development due in part to the success of the new business delivery model, which utilizes the brokerage sales force to sell asset management services. Insurance income was down $0.8 million, or 22%, from the previous quarter, and mortgage banking income decreased $0.2 million from the 2003 fourth quarter.

Non-interest expense increased $2.9 million, or 11%, from the previous quarter primarily due to higher personnel costs reflecting new additions to the brokerage and private banking sales forces.

Table 17 – Private Financial Group (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$11,129	$11,511	$9,495	$1,634	17.2%
Provision for credit losses	(557)	923	1,900	(2,457)	NM

Net Interest Income After Provision for Credit Losses	11,686	10,588	7,595	4,091	53.9%

Service charges on deposit accounts	925	1,013	986	(61)	-6.2%
Brokerage and insurance income	10,616	9,262	9,931	685	6.9%
Trust services	16,031	15,573	14,643	1,388	9.5%
Mortgage banking	(129)	44	179	(308)	NM
Other service charges and fees	100	92	98	2	2.0%
Other	1,084	1,093	1,333	(249)	-18.7%

Total Non-Interest Income Before Securities Gains	28,627	27,077	27,170	1,457	5.4%
Securities gains	—	(4)	43	(43)	-100.0%

Total Non-Interest Income	28,627	27,073	27,213	1,414	5.2%

Personnel costs	17,800	15,112	15,770	2,030	12.9%
Other	11,661	11,428	10,865	796	7.3%

Total Non-Interest Expense	29,461	26,540	26,635	2,826	10.6%

Income Before Provision for Income Taxes	10,852	11,121	8,173	2,679	32.8%
Provision for income taxes (2)	3,798	3,892	2,861	937	32.8%

Net Income - Operating (1)	7,054	7,229	5,312	1,742	32.8%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$11,129	$11,511	$9,495	$1,634	17.2%
Tax Equivalent Adjustment (2)	9	9	15	(6)	-40.0%

Net Interest Income (FTE)	11,138	11,520	9,510	1,628	17.1%
Non-Interest Income	28,627	27,073	27,213	1,414	5.2%

Total Revenue (FTE)	$39,765	$38,593	$36,723	$3,042	8.3%

Total Revenue Excluding Securities Gains (FTE)	$39,765	$38,597	$36,680	$3,085	8.4%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$320	$324	$322	$(2)	-0.6%
CRE
Construction	24	23	17	7	41.2%
Commercial	166	159	150	16	10.7%
Consumer
Home equity loans & lines of credit	287	274	240	47	19.6%
Residential mortgage	511	497	359	152	42.3%
Other loans	8	8	7	1	14.3%

Total Consumer	806	779	606	200	33.0%

Total Loans	$1,316	$1,285	$1,095	$221	20.2%

Deposits:
Non-interest bearing deposits	$169	$179	$143	$26	18.2%
Interest bearing demand deposits	753	773	623	130	20.9%
Savings deposits	46	54	47	(1)	-2.1%
Domestic time deposits	96	96	101	(5)	-5.0%
Foreign time deposits	21	23	11	10	90.9%

Total Deposits	$1,085	$1,125	$925	$160	17.3%

(1)	Operating basis, see page 38 for definition.

(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 17 – Private Financial Group (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
PERFORMANCE METRICS
Return on average assets	1.91%	1.98%	1.74%	0.18%
Return on average equity	24.2%	24.7%	22.9%	1.3%
Net interest margin	3.23%	3.38%	3.32%	-0.10%
Efficiency ratio	74.1%	68.8%	72.6%	1.5%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$16	$(15)	$302	$(286)	-94.7%
CRE	—	—	—	—	—

Total commercial	16	(15)	302	(286)	-94.7%
Consumer
Home equity loans & lines of credit	160	263	199	(39)	-19.6%
Residential mortgage	—	—	21	(21)	-100.0%
Other loans	32	84	11	21	NM

Total consumer	192	347	231	(39)	-16.9%

Total Net Charge-offs	$208	$332	$533	$(325)	-61.0%

Net Charge-offs - annualized percentages
C&I	0.02%	-0.02%	0.38%	-0.36%
CRE	0.00%	0.00%	0.00%	0.00%

Total commercial and commercial real estate	0.01%	-0.01%	0.25%	-0.24%
Consumer				0.00%
Home equity loans & lines of credit	0.22%	0.38%	0.34%	-0.11%
Residential mortgage	0.00%	0.00%	0.02%	-0.02%
Other loans	1.60%	4.17%	0.64%	0.97%

Total consumer	0.10%	0.18%	0.15%	-0.06%

Total Net Charge-offs	0.06%	0.10%	0.20%	-0.13%

Non-performing Assets (NPA) (in millions)
C&I	$2	$4	$4	$(2)	-50.0%
CRE	—	—	—	—	—
Residential mortgage	1	1	1	—	0.0%

Total Non-accrual Loans	3	5	5	(2)	-40.0%
Renegotiated loans	—	—	—	—	—

Total Non-performing Loans (NPL)	3	5	5	(2)	-40.0%
Other real estate, net (OREO)	—	—	—	—	—

Total Non-performing Assets	$3	$5	$5	$(2)	-40.0%

Accruing loans past due 90 days or more	$4	$3	$4	$—	0.0%
Allowance for Loan and Lease Losses (ALLL)(eop)	$9	$10	$8	$1	12.5%
ALLL as a % of total loans and leases	0.68%	0.77%	0.72%	-0.03%
ALLL as a % of NPLs	300.0%	200.0%	160.0%	140.0%
ALLL + OREO as a % of NPAs	300.0%	200.0%	160.0%	140.0%
NPLs as a % of total loans and leases	0.23%	0.39%	0.45%	-0.22%
NPAs as a % of total loans and leases + OREO	0.23%	0.39%	0.45%	-0.22%

(1)	Operating basis, see page 38 for definition.

NM, not a meaningful value.

eop, end of period.

Table 17 – Private Financial Group (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	703	690	703	—	—
# licensed bankers (eop)	701	695	669	32	4.8%
Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,610	$1,295	$850	$760	89.4%
Annuities revenue	8,229	6,812	8,325	(96)	-1.2%
12b-1 fees	535	525	555	(20)	-3.6%
Discount brokerage commissions and other	1,290	1,164	865	425	49.1%

Total retail investment sales	11,664	9,796	10,595	1,069	10.1%
Investment banking fees	—	—	—	—	—
Insurance fees and revenue	2,936	3,738	3,967	(1,031)	-26.0%

Total Brokerage and Insurance Income	$14,600	$13,534	$14,562	$38	0.3%

Fee sharing	3,984	4,272	4,631	(647)	-14.0%

Total Brokerage and Insurance Income (net of fee sharing)	$10,616	$9,262	$9,931	$685	6.9%

Mutual fund sales volume (in thousands)	$42,965	$36,070	$52,268	(9,303)	-17.8%
Annuities sales volume (in thousands)	161,332	129,756	173,874	(12,542)	-7.2%
Trust Services Income (in thousands)
Personal trust revenue	$8,191	$7,899	$7,429	$762	10.3%
Huntington funds revenue	5,230	4,899	4,675	555	11.9%
Institutional trust revenue	2,170	1,889	1,725	445	25.8%
Corporate trust revenue	708	1,080	1,046	(338)	-32.3%
Other trust revenue	—	—	—	—	NM

Total Trust Services Income	$16,299	$15,767	$14,875	$1,424	9.6%

Fee sharing	268	194	232	36	15.5%

Total Trust Services Income (net of fee sharing)	$16,031	$15,573	$14,643	$1,388	9.5%

Assets Under Management (eop) (in billions)
Personal trust	$5.0	$4.9	$4.1	$0.9	21.7%
Huntington funds	3.0	2.9	2.6	0.4	16.1%
Institutional trust	0.6	0.6	0.5	0.1	20.0%
Corporate trust	0.0	—	0.1	(0.1)	-75.7%
Haberer	0.5	0.5	0.4	0.1	25.6%
Other	—	—	—	—	—

Total Assets Under Management	$9.2	$8.9	$7.8	$1.4	18.1%

Total Trust Assets (eop) (in billions)
Personal trust	$8.5	$8.3	$7.0	$1.4	20.2%
Huntington funds	3.0	2.9	2.6	0.4	16.1%
Institutional trust	24.6	23.1	20.2	4.4	21.7%
Corporate trust	3.1	3.2	3.0	0.0	1.5%

Total Trust Assets	$39.1	$37.5	$32.9	$6.3	19.0%

Mutual Fund Data
# Huntington mutual funds (eop)	24	24	24	—
Sales penetration (3)	6.5%	5.2%	7.2%	-0.7%
Revenue penetration (whole dollars) (4)	$4,039	$3,325	$3,577	$462	12.9%
Profit penetration (whole dollars) (5)	1,366	1,204	1,320	46	3.5%
Average sales per licensed banker (whole dollars) annualized	81,567	63,650	72,749	8,818	12.1%
Average revenue per licensed banker (whole dollars) annualized	3,967	3,152	3,358	609	18.1%

(1)	Operating basis, see page 38 for definition.

(3)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(4)	Investment program revenue per million of the bank’s retail deposits.

(5)	Contribution of investment program to pretax profit per million of the bank’s retail deposits. Contribution is difference between program revenue and program expenses.

NM, not a meaningful value.

eop, end of period.

Treasury / Other

The Treasury/Other segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include bank owned life insurance, investment securities, and mezzanine loans originated through Huntington Capital Markets.

Net interest income includes the net impact of administering Huntington’s investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from this centralized management of interest rate risk. Net interest income also includes the net impact of derivatives used to hedge interest rate sensitivity, as well as net interest income related to Huntington Capital Markets loan activity.

Non-interest income includes fee income related to Huntington Capital Markets activities, and miscellaneous non-interest income not allocated to other business segments, including bank owned life insurance income. Fee income also includes MSR temporary impairment valuation recoveries or impairments, as well as any securities gains or losses, which are viewed as a balance sheet hedge against such MSR valuation changes. Prior to 2004, changes in MSR temporary impairment valuations are reflected in the Regional Banking business segment, whereas securities gains or loss were reflected in the Treasury/Other segment. Since securities gains or losses are viewed as a balance sheet hedge against MSR valuation changes, and since this risk is managed centrally, for 2004 reporting both MSR valuation changes, as well as securities gains or losses, are reflected in Treasury/Other results.

Non-interest expense includes expenses associated with Huntington Capital Markets activities, as well as certain corporate administrative and other miscellaneous expenses not allocated to other business segments.

The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate though Huntington’s overall tax rate is lower. As a result, the provision for income taxes in Treasury/Other includes the difference between the actual tax rate and the statutory tax rate used to allocate income taxes to the other segments.

First Quarter 2004 versus First Quarter 2003 performance

Treasury/Other net income increased $3.4 million, or 12%, from the same quarter last year.

Net interest income increased $1.6 million, or 7%, from the year-ago quarter. Driving this variance were $7.1 million of higher interest income on securities and a $0.5 million improvement in the Capital Markets margin, partially offset by higher wholesale funding and debt costs and $7.4 million lower interest income from derivatives activities.

The provision for credit losses was $2.4 million higher than last year, attributable to increased Capital Markets lending activity.

Non-interest income is $5.9 higher than a year ago, reflecting the positive impact of a $13.9 million increase in securities gains partially offset by a $10.2 million MSR temporary impairment charge in the current quarter compared with none a year ago, as well as slightly lower income from bank owned life insurance.

Non-interest expense for operational, administrative, and support groups increased $2.4 million, or 15%, from last year reflecting higher personnel expense for performance incentives in Huntington Capital Markets.

First Quarter 2004 versus Fourth Quarter 2003 performance

Treasury/Other’s net income was $14.8 million, or 90%, higher than the fourth quarter of last year. This improvement in earnings reflected higher earnings in Huntington Capital Markets, higher securities gains, and lower unallocated non-interest expense.

Net interest income declined $5.3 million, or 17%. This reflected lower yields on investment securities and lower income from derivatives due to the maturity of certain derivative contracts at the end of the 2003 fourth quarter.

Non-interest income was $7.3 million higher in the first quarter compared with the fourth quarter. This reflected a $13.8 million positive impact from higher securities gains, partially offset by a $10.2 million negative impact due to MSR temporary impairment in the current quarter. Also contributing the increase in non-interest income was a $2.8 million increase in Huntington Capital Markets investment banking activities.

Non-interest expense declined $13.4 million, or 43%, from the fourth quarter. Expenses in the fourth quarter included higher seasonal costs for salaries and bonus, as well as higher miscellaneous expenses not allocated to the other business segments.

Table 18 – Treasury/Other (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$25,543	$30,870	$23,935	$1,608	6.7%
Provision for credit losses	2,393	5,172	6	2,387	NM

Net Interest Income After Provision for Credit Losses	23,150	25,698	23,929	(779)	-3.3%

Service charges on deposit accounts	10	10	12	(2)	-16.7%
Brokerage and insurance income	215	216	223	(8)	-3.6%
Mortgage banking	(10,200)	—	—	(10,200)	NM
Bank Owned Life Insurance income	10,485	10,410	11,137	(652)	-5.9%
Other	5,904	2,320	3,069	2,835	92.4%

Total Non-Interest Income Before Securities Gains	6,414	12,956	14,441	(8,027)	-55.6%
Securities gains	15,090	1,284	1,155	13,935	NM

Total Non-Interest Income	21,504	14,240	15,596	5,908	37.9%

Total Non-Interest Expense	17,732	31,109	15,371	2,361	15.4%

Income Before Provision for Income Taxes	26,922	8,829	24,154	2,768	11.5%
Provision for income taxes (2)	(4,352)	(7,609)	(3,743)	(609)	16.3%

Net Income - Operating (1)	31,274	16,438	27,897	3,377	12.1%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$25,543	$30,870	$23,935	$1,608	6.7%
Tax Equivalent Adjustment (2)	2,765	2,682	1,750	1,015	58.0%

Net Interest Income (FTE)	28,308	33,552	25,685	2,623	10.2%
Non-Interest Income	21,504	14,240	15,596	5,908	37.9%

Total Revenue (FTE)	$49,812	$47,792	$41,281	$8,531	20.7%

Total Revenue Excluding Securities Gains (FTE)	$34,722	$46,508	$40,126	$(5,404)	-13.5%

SELECTED AVERAGE BALANCES (in millions)
Securities	5,045	4,474	3,123	1,922	61.5%
Loans:
C&I	$70	$70	$(18)	$88	NM
CRE
Construction	0	4	39	(39)	-100.0%
Commercial	62	67	89	(27)	-30.3%

Total Loans	$132	$141	$110	$22	20.0%

Deposits:
Brokered time deposits and negotiable CDs	1,907	1,851	1,155	752	65.1%
Foreign time deposits	101	60	196	(95)	-48.5%

Total Deposits	$2,008	$1,911	$1,351	$657	48.6%

(1)	Operating basis, see page 38 for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

NM, not a meaningful value.

Table 18 – Treasury/Other (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
PERFORMANCE METRICS
Return on average assets	1.86%	1.06%	2.34%	-0.48%
Return on average equity	17.7%	10.9%	17.9%	-0.2%
Net interest margin	2.14%	2.80%	3.10%	-0.96%
Efficiency ratio	51.1%	66.9%	38.3%	12.8%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$—	$1	$—	$—	NM
CRE	1	—	—	1	NM

Total commercial	1	1	—	1	NM

Total Net Charge-offs	$1	$1	$—	$1	NM

Net Charge-offs - annualized percentages
C&I	—	0.01%	—	—
CRE	0.01%	—	—	0.01%

Total commercial	—	—	—	—

Total Net Charge-offs	—	—	—	—

Non-performing Assets (NPA) (in millions)
C&I	$1	$(1)	$3	$(2)	-66.7%
CRE	11	10	1	10	NM
Total Non-accrual Loans	12	9	4	8	NM
Renegotiated loans	—	—	—	—	—

Total Non-performing Loans (NPL)	12	9	4	8	NM
Other real estate, net (OREO)	(1)	(1)	(1)	—	0.0%

Total Non-performing Assets	$11	$8	$3	$8	NM

Accruing loans past due 90 days or more	$—	$—	$—	$—	—
Allowance for Loan and Lease Losses (ALLL)(eop)	$77	$77	$54	$23	42.6%
ALLL as a % of total loans and leases	53.47%	39.29%	32.73%	20.74%
ALLL as a % of NPLs	NM	NM	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM
NPLs as a % of total loans and leases	8.33%	4.59%	2.42%	5.91%
NPAs as a % of total loans and leases + OREO	7.69%	4.10%	1.83%	5.86%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	1,948	1,985	2,036	(88)	-4.3%

(1)	Operating basis, see page 38 for definition.

NM, not a meaningful value.

eop, end of period.

Table 19 – Total Company (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$222,685	$224,315	$201,759	$20,926	10.4%
Provision for credit losses	25,596	26,341	36,844	(11,248)	-30.5%

Net Interest Income After Provision for Credit Losses	197,089	197,974	164,915	32,174	19.5%

Operating lease income	88,867	105,307	138,193	(49,326)	-35.7%
Service charges on deposit accounts	41,837	44,763	39,869	1,968	4.9%
Brokerage and insurance income	15,197	14,344	15,497	(300)	-1.9%
Trust services	16,323	15,793	14,911	1,412	9.5%
Mortgage banking	(4,296)	9,677	11,125	(15,421)	NM
Bank Owned Life Insurance income	10,485	10,410	11,137	(652)	-5.9%
Other service charges and fees	9,513	9,237	10,338	(825)	-8.0%
Other	25,619	19,411	20,401	5,218	25.6%

Total Non-Interest Income Before Securities Gains	203,545	228,942	261,471	(57,926)	-22.2%
Securities gains	15,090	1,280	1,198	13,892	NM

Total Non-Interest Income	218,635	230,222	262,669	(44,034)	-16.8%

Operating lease expense	70,710	85,609	111,588	(40,878)	-36.6%
Personnel costs	121,624	115,762	113,089	8,535	7.5%
Other	93,320	101,195	91,802	1,518	1.7%

Total Non-Interest Expense	285,654	302,566	316,479	(30,825)	-9.7%

Income Before Provision for Income Taxes	130,070	125,630	111,105	18,965	17.1%
Provision for income taxes	31,750	33,271	26,691	5,059	19.0%

Net Income - Operating (1)	98,320	92,359	84,414	13,906	16.5%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$222,685	$224,315	$201,759	$20,926	10.4%
Tax Equivalent Adjustment (2)	3,023	2,954	2,096	927	44.2%

Net Interest Income (FTE)	225,708	227,269	203,855	21,853	10.7%
Non-Interest Income	218,635	230,222	262,669	(44,034)	-16.8%

Total Revenue (FTE)	$444,343	$457,491	$466,524	$(22,181)	-4.8%

Total Revenue Excluding Securities Gains (FTE)	$429,253	$456,211	$465,326	$(36,073)	-7.8%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$5,365	$5,382	$5,623	$(258)	-4.6%
CRE
Construction	1,322	1,297	1,187	135	11.4%
Commercial	2,876	2,830	2,565	311	12.1%
Consumer
Auto leases - indirect	1,988	1,802	1,006	982	97.6%
Auto loans - indirect	3,041	3,529	3,079	(38)	-1.2%
Home equity loans & lines of credit	3,880	3,678	3,238	642	19.8%
Residential mortgage	2,674	2,501	1,832	842	46.0%
Other loans	356	387	389	(33)	-8.5%

Total Consumer	11,939	11,897	9,544	2,395	25.1%

Total Loans	$21,502	$21,406	$18,919	$2,583	13.7%

Operating lease assets	1,166	1,355	2,076	(910)	-43.8%
Deposits:
Non-interest bearing deposits	$3,017	$3,131	$2,958	$59	2.0%
Interest bearing demand deposits	6,609	6,466	5,597	1,012	18.1%
Savings deposits	2,819	2,824	2,771	48	1.7%
Domestic time deposits	3,824	3,951	4,414	(590)	-13.4%
Brokered time deposits and negotiable CDs	1,907	1,851	1,155	752	65.1%
Foreign time deposits	549	522	514	35	6.8%

Total Deposits	$18,725	$18,745	$17,409	$1,316	7.6%

(1)	Operating basis, see page 38 for definition.

(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 19 – Total Company (1)

	2004	2003	2003	1Q04 vs. 1Q03
	First	Fourth	First	Amount	%
PERFORMANCE METRICS
Return on average assets	1.28%	1.20%	1.25%	0.03%
Return on average equity	17.3%	16.4%	15.8%	1.5%
Net interest margin	3.36%	3.42%	3.63%	-0.27%
Efficiency ratio	66.5%	66.3%	68.0%	-1.5%
CREDIT QUALITY (in thousands)
Net Charge-offs by Loan Type
C&I	$5,956	$31,186	$14,904	$(8,948)	-60.0%
CRE	1,637	5,743	546	1,091	NM

Total commercial	7,593	36,929	15,450	(7,857)	-50.9%
Consumer
Auto leases	3,159	1,936	920	2,239	NM
Auto loans	13,422	11,346	10,623	2,799	26.3%
Home equity loans & lines of credit	3,116	3,464	4,053	(937)	-23.1%
Residential mortgage	316	174	145	171	NM
Other loans	1,021	1,294	1,645	(624)	-37.9%

Total consumer	21,034	18,214	17,386	3,648	21.0%

Total Net Charge-offs	$28,627	$55,143	$32,836	$(4,209)	-12.8%

Net Charge-offs - annualized percentages
C&I	0.44%	2.32%	1.06%	-0.63%
CRE	0.16%	0.56%	0.06%	0.10%

Total commercial	0.32%	1.55%	0.66%	-0.34%
Consumer
Auto leases	0.64%	0.43%	0.37%	0.27%
Auto loans	1.77%	1.29%	1.38%	0.39%
Home equity loans & lines of credit	0.32%	0.38%	0.50%	-0.18%
Residential mortgage	0.05%	0.03%	0.03%	0.02%
Other loans	1.15%	1.34%	1.69%	-0.53%

Total consumer	0.70%	0.61%	0.73%	-0.03%

Total Net Charge-offs	0.53%	1.03%	0.69%	-0.16%

Non-performing Assets (NPA) (in millions)
C&I	$45	$43	$95	$(50)	-52.6%
CRE	20	22	23	(3)	-13.0%
Residential mortgage	12	10	9	3	33.3%

Total Non-accrual Loans	77	75	127	(50)	-39.4%
Renegotiated loans	—	—	—	—	NM

Total Non-performing Loans (NPL)	77	75	127	(50)	-39.4%
Other real estate, net (OREO)	15	12	14	1	7.1%

Total Non-performing Assets	$92	$87	$141	$(49)	-34.8%

Accruing loans past due 90 days or more	$60	$56	$57	$3	5.3%
Allowance for Loan and Lease Losses (ALLL) (eop)	$295	$300	$304	$(9)	-3.0%
ALLL as a % of total loans and leases	1.39%	1.42%	1.61%	-0.22%
ALLL as a % of NPLs	383.0%	397.1%	239.8%	143.2%
ALLL + OREO as a % of NPAs	337.0%	358.6%	225.5%	111.4%
NPLs as a % of total loans and leases	0.36%	0.36%	0.67%	-0.31%
NPAs as a % of total loans and leases + OREO	0.43%	0.41%	0.74%	-0.30%
SUPPLEMENTAL DATA
# employees - full-time equivalent	7,915	7,983	8,134	(219)	-2.7%

(1)	Operating basis, see page 38 for definition.

NM, not a meaningful value.

eop, end of period.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period are found beginning on page 34 of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s Form 10-K.

Item 4.	Controls and Procedures

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

Item 2.	Changes in Securities and Use of Proceeds

(e) Stock Repurchase Plans.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2004 to January 31, 2004	—	—	—	3,900,000
February 1, 2004 to February 29, 2004	—	—	—	3,900,000
March 1, 2004 to March 31, 2004	—	—	—	3,900,000
Total	—	—	—	3,900,000

(1)	On January 16, 2003, the Registrant announced that its board of directors had authorized the repurchase from time to time of 8,000,000 shares of the Registrant’s common stock (the “2003 Repurchase Program”). The 2003 Repurchase Program did not have an expiration date. A total of 4,100,000 shares had been repurchased under the 2003 Repurchase Program in 2003. No shares were repurchased in the 2004 first quarter under the 2003 Repurchase Program or otherwise. On April 27, 2004, the Registrant announced that its board of directors had terminated the 2003 Repurchase Program and had authorized a new program for the repurchase in the open market or through privately negotiated transactions of 7,500,000 share of the Registrant’s common stock (the “2004 Repurchase Program”). The 2004 Repurchase Program does not have an expiration date. The Registrant also announced that approximately 2,500,000 shares would be repurchased under the 2004 Repurchase Program after the Unizan Financial Corp. shareholders’ meeting and the remaining 5,000,000 shares would be repurchased from time to time whenever market conditions or other factors deem that to be appropriate.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii)(a).	Amended and Restated Bylaws as of July 16, 2002 — previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

4.(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

31.1	Sarbanes-Oxley Act 302 Certification – Chief Executive Officer

31.2	Sarbanes-Oxley Act 302 Certification – Chief Financial Officer

32.1	Sarbanes-Oxley Act 906 Certification – Chief Executive Officer.

32.2	Sarbanes-Oxley Act 906 Certification – Chief Financial Officer.

(b) Reports on Form 8-K

(b) The following reports were filed on Form 8-K during the first quarter of 2004:

(1)	Form 8-K, dated January 16, 2004, filed January 16, 2004, under Items 5, 7, and 12, reporting earnings for the fourth quarter and year ended December 31, 2003, and related matters.

(2)	Form 8-K, dated January 27, 2004, filed January 28, 2004, under Items 5 and 7, announcing the Agreement and Plan of Merger, dated as of January 27, 2004, entered into among Huntington Bancshares Incorporated and Unizan Financial Corp.

(3)	Form 8-K, dated February 18, 2004, filed February 25, 2004, under Items 4 and 7, announcing the change in Huntington’s independent accountants.

(4)	Form 8-K/A, dated February 18, 2004, filed March 5, 2004, under Items 4 and 7, announcing the change in Huntington’s independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: May 10, 2004	/s/ THOMAS E. HOAGLIN

Thomas E. Hoaglin Chairman, Chief Executive Officer and President

Date: May 10, 2004	/s/ MICHAEL J. MCMENNAMIN

Michael J. McMennamin Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial Officer)