Form 10-Q
period 2004-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2004-08-09
CIK 49196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED June 30, 2004

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

There were 229,685,385 shares of Registrant’s without par value common stock outstanding on July 31, 2004.

Huntington Bancshares Incorporated

Part 1. Financial Information

Item 1. Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except number of shares)	June 30, 2004	December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$1,162,995	$899,689	$1,153,108
Federal funds sold and securities purchased under resale agreements	193,772	96,814	74,473
Interest bearing deposits in banks	24,009	33,627	44,906
Trading account securities	20,577	7,589	19,426
Loans held for sale	314,262	226,729	713,722
Securities available for sale - at fair value	4,988,270	4,925,232	3,702,761
Investment securities held to maturity - fair value $3,224; $3,937 and $6,780, respectively	3,169	3,828	6,593
Loans and leases	21,775,669	21,075,118	19,059,533
Allowance for loan and lease losses	(286,935)	(299,732)	(307,667)

Net loans and leases	21,488,734	20,775,386	18,751,866

Operating lease assets	888,612	1,260,440	1,672,608
Bank owned life insurance	944,892	927,671	906,823
Premises and equipment	354,534	349,712	332,916
Goodwill and other intangible assets	216,215	217,009	218,080
Customers’ acceptance liability	6,613	9,553	8,372
Accrued income and other assets	814,552	786,047	731,559

Total Assets	$31,421,206	$30,519,326	$28,337,213

Liabilities
Deposits	$19,465,146	$18,487,395	$18,371,359
Short-term borrowings	1,130,830	1,452,304	918,771
Federal Home Loan Bank advances	1,270,455	1,273,000	1,273,000
Other long-term debt	4,557,373	4,544,509	3,508,397
Subordinated notes	1,011,506	990,470	496,666
Company obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the parent company	—	—	300,000
Allowance for unfunded loan commitments and letters of credit	31,193	35,522	33,280
Bank acceptances outstanding	6,613	9,553	8,372
Accrued expenses and other liabilities	1,561,721	1,451,571	1,225,169

Total Liabilities	29,034,837	28,244,324	26,135,014

Shareholders’ Equity
Preferred stock - authorized 6,617,808 shares; none outstanding	—	—	—
Common stock - without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 229,475,821; 229,008,088 and 228,660,038 shares, respectively	2,482,069	2,483,542	2,483,105
Less 28,390,434; 28,858,167 and 29,206,217 treasury shares, respectively	(539,852)	(548,576)	(555,176)
Accumulated other comprehensive income (loss)	(27,204)	2,678	40,817
Retained earnings	471,356	337,358	233,453

Total Shareholders’ Equity	2,386,369	2,275,002	2,202,199

Total Liabilities and Shareholders’ Equity	$31,421,206	$30,519,326	$28,337,213

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2004	2003	2004	2003
Interest and fee income
Loans and leases
Taxable	$268,409	$265,694	$538,771	$535,939
Taxable-exempt	444	675	950	1,409
Securities
Taxable	43,926	37,014	88,072	74,139
Taxable-exempt	7,247	5,019	14,760	9,972
Other	4,141	8,923	7,545	15,880

Total Interest Income	324,167	317,325	650,098	637,339

Interest expenses
Deposits	59,372	76,383	118,998	156,093
Short-term borrowings	2,789	4,313	6,102	9,872
Federal Home Loan Bank advances	8,098	5,634	16,139	11,219
Subordinated notes and other long-term debt including preferred capital securities	31,345	28,554	63,611	55,955

Total Interest Expense	101,604	114,884	204,850	233,139

Net Interest Income	222,563	202,441	445,248	404,200
Provision for credit losses	5,027	49,193	30,623	86,037

Net Interest Income After Provision for Credit Losses	217,536	153,248	414,625	318,163

Operating lease income	78,706	128,574	167,573	266,767
Service charges on deposit accounts	43,596	40,914	85,433	80,783
Trust services	16,708	15,580	33,031	30,491
Brokerage and insurance income	13,523	14,196	28,720	29,693
Mortgage banking	23,322	7,185	19,026	18,310
Bank owned life insurance income	11,309	11,043	21,794	22,180
Gain on sales of automobile loans	4,890	13,496	13,894	23,751
Other service charges and fees	10,645	11,372	20,158	21,710
Securities gains (losses)	(9,230)	6,887	5,860	8,085
Other	24,659	27,704	50,278	48,105

Total Non-Interest Income	218,128	276,951	445,767	549,875

Personnel costs	119,715	105,242	241,339	218,331
Operating lease expense	62,563	102,939	133,273	214,527
Outside data processing and other services	17,563	16,104	36,025	32,683
Equipment	16,228	16,341	32,314	32,753
Net occupancy	16,258	15,377	33,021	31,986
Professional services	7,836	9,872	15,135	19,157
Marketing	8,069	8,454	15,908	15,080
Telecommunications	4,638	5,394	9,832	11,095
Printing and supplies	3,098	2,253	6,114	5,934
Amortization of intangibles	204	204	408	408
Restructuring reserve releases	—	(5,315)	—	(6,315)
Other	25,981	20,168	44,438	36,873

Total Non-Interest Expense	282,153	297,033	567,807	612,512

Income Before Income Taxes	153,511	133,166	292,585	255,526
Provision for income taxes	43,384	36,676	78,285	67,306

Net Income	$110,127	$96,490	$214,300	$188,220

Average Common Shares:
Basic	229,429	228,633	229,328	229,987
Diluted	232,659	230,572	232,787	231,684
Per Common Share:
Net Income - Basic	$0.48	$0.42	$0.93	$0.82
Net Income - Diluted	0.47	0.42	0.92	0.81
Cash Dividends Declared	0.175	0.16	0.35	0.32

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands)	Common Stock		Treasury Shares		Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Six Months Ended June 30, 2003 (Unaudited):
Balance, beginning of period	257,866	$2,484,421	(24,987)	$(475,399)	$62,300	$118,471	$2,189,793
Comprehensive Income:
Net income						188,220	188,220
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(4,391)		(4,391)
Unrealized losses on derivative instruments used in cash flow hedging relationships					(17,092)		(17,092)

Total comprehensive income							166,737

Cash dividends declared ($0.32 per share)						(73,238)	(73,238)
Stock options exercised		(1,316)	118	1,902			586
Treasury shares purchased			(4,300)	(81,061)			(81,061)
Other			(37)	(618)			(618)

Balance, end of period (Unaudited)	257,866	$2,483,105	(29,206)	$(555,176)	$40,817	$233,453	$2,202,199

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						214,300	214,300
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(52,165)		(52,165)
Unrealized gains on derivative instruments used in cash flow hedging relationships					22,283		22,283

Total comprehensive income							184,418

Cash dividends declared ($0.35 per share)						(80,302)	(80,302)
Stock options exercised		(951)	442	8,467			7,516
Other		(522)	26	257			(265)

Balance, end of period (Unaudited)	257,866	$2,482,069	(28,390)	$(539,852)	$(27,204)	$471,356	$2,386,369

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
Operating Activities
Net Income	$214,300	$188,220
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	30,623	86,037
Depreciation on operating lease assets	132,388	187,914
Other depreciation and amortization	38,995	42,209
Deferred income tax expense	66,243	31,479
Increase in trading account securities	(12,988)	(19,185)
Increase in mortgages held for sale	(87,783)	(185,343)
Gains on sales of securities available for sale	(5,860)	(8,085)
Gains on sales/securitizations of loans	(15,407)	(30,797)
Restructuring reserve releases	—	(6,315)
Other, net	(8,146)	(68,002)

Net Cash Provided by Operating Activities	352,365	218,132

Investing Activities
Decrease (increase) in interest bearing deposits in banks	9,618	(7,606)
Proceeds from:
Maturities and calls of investment securities held to maturity	670	954
Maturities and calls of securities available for sale	544,419	945,534
Sales of securities available for sale	885,554	591,497
Purchases of securities available for sale	(1,457,477)	(1,649,721)
Proceeds from sales/securitizations of loans	1,382,596	1,390,378
Net loan and lease originations, excluding sales	(2,234,989)	(2,119,933)
Net decrease in operating lease assets	240,523	340,003
Proceeds from sale of premises and equipment	334	4,049
Purchases of premises and equipment	(29,298)	(22,220)
Proceeds from sales of other real estate	6,460	4,872

Net Cash Used for Investing Activities	(651,590)	(522,193)

Financing Activities
Increase in deposits	982,401	869,313
Decrease in short-term borrowings	(321,474)	(1,222,245)
Proceeds from issuance of subordinated notes	148,830	—
Maturity of subordinated notes	(100,000)	(250,000)
Proceeds from Federal Home Loan Bank advances	455	270,000
Maturity of Federal Home Loan Bank advances	(3,000)	(10,000)
Proceeds from issuance of long-term debt	625,000	1,235,000
Maturity of long-term debt	(600,000)	(225,000)
Dividends paid on common stock	(80,239)	(73,714)
Repurchases of common stock	—	(81,061)
Net proceeds from issuance of common stock	7,516	586

Net Cash Provided by Financing Activities	659,489	512,879

Change in Cash and Cash Equivalents	360,264	208,818
Cash and Cash Equivalents at Beginning of Period	996,503	1,018,763

Cash and Cash Equivalents at End of Period	$1,356,767	$1,227,581

Supplemental disclosures:
Income taxes paid	$9,490	$65,859
Interest paid	206,500	247,126
Non-cash activities
Residential mortgage loans securitized and retained in securities available for sale	115,929	171,586
Common stock dividends accrued not paid	31,562	27,932

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington’s 2003 Annual Report on Form 10-K (2003 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the 2004 presentation.

For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements”.

Note 2 – New Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (EITF 03-1): The Emerging Issues Task Force reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-1 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. EITF 03-1 will apply to the evaluation of other-than-temporary impairment in reporting periods beginning after June 15, 2004.

At June 30, 2004, Huntington had $3.3 billion of securities whose fair value was less than book value. The unrealized loss in these securities totaled $88.9 million. Of these securities, Huntington held $3.1 billion of securities, with an unrealized loss of $80.0 million, where the security cannot be contractually prepaid or where Huntington would recover substantially all of its cost if the securities were contractually prepaid. Management continues to evaluate its options with respect to adopting this new accounting guidance and cannot currently estimate the impact of adopting EITF 03-1.

Emerging Issues Task Force Issue No. 03-16, Accounting for Investment in Limited Liability Companies (EITF 03-16): The Task Force reached a consensus that an investment in a limited liability company (LLC) that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or the equity method. The current rules require a noncontrolling investment in a limited partnership to be accounted for under the equity method unless the interest is so minor that the limited partner may have virtually no influence over the partnership operating and financial policies. The guidance for evaluating an investment in a LLC should be applied for reporting periods beginning after June 15, 2004. The impact of EITF 03-16 is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

SEC Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105): On March 9, 2004, the SEC issued SAB 105, which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Specifically, SAB 105 indicated that the fair value of loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. Prior to SAB 105, Huntington did not consider the expected future cash flows related to the associated servicing in determining the fair value of loan commitments. The adoption of SAB 105 did not have a material effect on Huntington’s financial results.

FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2): In December 2003, a law was approved that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 was issued in May 2004 and supersedes FSP 106-1 issued in January 2004. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. The new guidance is effective for the reporting periods beginning on or after June 15, 2004. Accordingly, the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3 to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148): FAS 148 was issued in December 2002, as an amendment of Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While FAS 148 does not require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB 25, which is the method currently used by Huntington. See note 11 for the disclosures.

Note 3 – Securities and Exchange Commission Investigation

As previously disclosed, the Securities and Exchange Commission (SEC) is conducting a formal investigation regarding certain financial accounting and disclosure matters, including certain matters that were the subject of prior restatements by Huntington. The SEC staff has notified Huntington that the staff is considering recommending to the SEC that it institute enforcement action against Huntington and certain of its senior officers for, among other possible matters, violations of various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933 in connection with certain financial accounting matters relating to fiscal years 2002 and earlier, and certain related disclosure matters.

Huntington is presently in negotiations with the staff of the SEC regarding a settlement of its investigation. Huntington’s chief executive officer has indicated he accepts responsibility in his position as the chief executive officer for matters that occur on his watch, and has indicated a willingness to negotiate a settlement with the SEC of these matters. Huntington expects that a settlement of this matter would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a fine and other possible measures. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Huntington also remains in active dialogue with its bank regulators concerning these matters and is working diligently with the regulators to resolve them in a manner that permits it to proceed with its pending Unizan acquisition. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Donald R. Kimble, who joined Huntington earlier this year as executive vice president in the Finance area, has been named chief financial officer and controller. Prior to joining Huntington, Kimble was executive vice president and controller of AmSouth Bancorporation, and previously held various subsidiary chief financial officer or accounting positions at Bank One Corporation. Michael J. McMennamin and John D. Van Fleet have relinquished their positions of chief financial officer and controller, respectively. Both remain with the company.

Note 4 – Pending Acquisition

On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio, with $2.7 billion of assets at December 31, 2003. Under the terms of the agreement, Unizan shareholders will receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan. Based on the $23.10 closing price of Huntington’s common stock on January 26, 2004, this represented a price of $26.39 per Unizan share, and valued the transaction at approximately $587 million. Both boards unanimously approved the merger, and on May 25, 2004, Unizan shareholders approved the merger. Approval by Huntington shareholders is not required.

As reported on June 16, 2004, the Federal Reserve Board had informed Huntington that it had extended its review period to coordinate further with the staff of the SEC regarding the SEC’s ongoing formal investigation of Huntington and to complete its review of the Community Reinvestment Act aspects of the merger. Huntington remains in active dialogue with its bank regulators concerning these matters and is working diligently with the regulators to resolve them in a manner that permits it to proceed with its pending Unizan acquisition. No assurances, however, can be provided as to the ultimate timing or outcome of these matters (see Note 3 for additional discussion).

Huntington and Unizan are ready to close the merger, subject to the receipt of all necessary regulatory approvals. After the merger, Huntington also intends to purchase approximately 2.5 million common shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions, to offset the dilutive effect of issuing shares to Unizan shareholders.

Note 5 – Stock Repurchase Plan

Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 Repurchase Program and authorized Management to repurchase not more than 7,500,000 shares of Huntington common stock. Any share repurchases will be made under this authorization. Purchases will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions. No share repurchases were made under the 2004 repurchase program.

Note 6 – Operating Lease Assets

Operating lease assets at June 30, 2004, December 31, 2003, and June 30, 2003, were as follows:

(in thousands)	June 30, 2004	December 31, 2003	June 30, 2003
Cost of assets under operating leases	$1,629,552	$2,136,502	$2,689,413
Deferred lease origination fees and costs	(1,033)	(2,117)	(44,586)
Accumulated depreciation	(739,907)	(873,945)	(972,219)

Operating Lease Assets, Net	$888,612	$1,260,440	$1,672,608

Depreciation and residual losses at termination related to operating lease assets was $57.4 million and $91.4 million for the three months ended June 30, 2004 and 2003, respectively. For the respective six-month periods, depreciation and residual losses at termination was $121.3 million and $190.7 million.

Note 7 – Securities Available for Sale

Securities available for sale at June 30, 2004, December 31, 2003, and June 30, 2003 were as follows:

	June 30, 2004		December 31, 2003		June 30, 2003
(in thousands of dollars)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury
Under 1 year	$796	$800	$1,374	$1,376	$327	$331
1-5 years	24,480	24,404	31,356	31,454	38,930	39,543
6-10 years	754	824	271,271	275,540	64,063	66,158
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	26,030	26,028	304,001	308,370	103,320	106,032

Federal Agencies
Mortgage backed securities
1-5 years	14,181	14,548	19,899	20,434	23,879	24,661
6-10 years	155,460	155,628	198,755	201,995	248,896	254,564
Over 10 years	1,352,082	1,331,790	1,593,139	1,595,594	1,668,613	1,699,875

Total Mortgage-Backed	1,521,723	1,501,967	1,811,793	1,818,023	1,941,388	1,979,100

Other Federal Agencies
Under 1 year	116,357	118,776	173,181	175,505	137,797	141,375
1-5 years	728,472	719,339	585,561	593,662	294,977	313,029
6-10 years	343,226	322,398	403,953	390,164	171,343	169,976
Over 10 years	—	—	201	192	—	—

Total Other Agencies	1,188,055	1,160,512	1,162,896	1,159,523	604,117	624,380

Total U.S. Treasury and Other Federal Agencies	2,735,808	2,688,507	3,278,690	3,285,916	2,648,825	2,709,512

Municipal Securities
Under 1 year	6,679	6,731	6,594	6,663	6,639	6,728
1-5 years	14,191	14,424	20,015	20,569	20,402	21,150
6-10 years	69,861	68,928	69,511	71,013	52,995	54,707
Over 10 years	311,972	303,309	332,181	334,188	219,011	223,072

Total Municipal Securities	402,703	393,391	428,301	432,433	299,047	305,657

Private Label CMO
Under 1 year	—	—	1,973	1,973	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	585,920	577,013	388,933	388,684	197,080	198,617

Total Private Label CMO	585,920	577,013	390,906	390,657	197,080	198,617

Asset Backed Securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,038	30,000	29,944	30,000	29,944
6-10 years	11,187	11,339	20,000	19,984	—	—
Over 10 years	1,074,239	1,075,608	590,826	589,788	96,875	96,693

Total Asset Backed Securities	1,115,426	1,116,984	640,826	639,716	126,875	126,637

Other
Under 1 year	1,611	1,642	500	502	1,081	1,003
1-5 years	9,703	9,877	7,169	7,346	8,605	8,641
6-10 years	2,854	2,948	5,047	5,510	4,994	5,267
Over 10 years	193,652	190,545	145,103	146,685	136,226	132,948
Retained interest in securitizations	—	—	5,593	6,356	148,177	163,664
Marketable equity securities	6,658	7,364	8,547	10,111	50,809	50,815

Total Other	214,479	212,375	171,959	176,510	349,892	362,338

Total Securities Available for Sale	$5,054,335	$4,988,270	$4,910,682	$4,925,232	$3,621,719	$3,702,761

The growth from year-end and the year-ago quarter primarily consisted of over 10-year variable-rate asset backed securities.

Note 8 – Segment Reporting

Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes Huntington’s Treasury functions and capital markets activities and other unallocated assets, liabilities, revenue, and expense. Line of business results are determined based upon Huntington’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions.

Management relies on “operating earnings” for review of performance and for critical decision making purposes. Operating earnings exclude the impact of the significant items listed in the reconciliation table below. See Note 12 for further discussions regarding Restructuring Reserves.

The following provides a brief description of the four operating segments of Huntington:

Regional Banking: This segment provides products and services to retail, business banking, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the company’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 57% and 81% of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank—Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking serves middle-market and commercial banking relationships, which use a variety of banking products and services including, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

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

Private Financial Group: This segment provides products and services designed to meet the needs of the company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services.

Treasury/Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the three business segments. Assets included in this segment include bank owned life insurance, investment securities, and mezzanine loans originated through Huntington Capital Markets Group.

A match-funded transfer pricing system is used to attribute appropriate interest income and interest expense to other business segments. The Treasury/Other segment includes the net impact of interest rate risk management, including derivative activities. Furthermore, this segment’s results include the investment securities portfolios and capital markets activities. Additionally, income or expense and provision for income taxes, not allocated to other business segments, are also included.

Listed below is certain reported financial information reconciled to Huntington’s three and six month 2004 and 2003 operating results by line of business.

	Three Months Ended June 30,
Income Statements (in thousands)	Regional Banking	Dealer Sales	PFG	Treasury/ Other	Huntington Consolidated
2004
Net interest income	$155,083	$43,586	$11,166	$12,728	$222,563
Provision for credit losses	3,949	(8,261)	(654)	(61)	(5,027)
Non-Interest income	82,475	85,983	27,680	21,990	218,128
Non-Interest expense	(147,840)	(85,768)	(28,559)	(19,986)	(282,153)
Provision for income taxes	(32,783)	(12,439)	(3,372)	5,210	(43,384)

Net income, as reported	60,884	23,101	6,261	19,881	110,127
Gain on sale of automobile loans, net of tax	—	(2,068)	—	(1,110)	(3,178)

Operating Earnings	$60,884	$21,033	$6,261	$18,771	$106,949

2003
Net interest income	$150,418	$11,639	$9,785	$30,599	$202,441
Provision for credit losses	(40,525)	(9,191)	457	66	(49,193)
Non-Interest income	71,790	153,303	27,850	24,008	276,951
Non-Interest expense	(143,319)	(125,464)	(25,886)	(2,364)	(297,033)
Provision for income taxes	(13,427)	(10,600)	(4,272)	(8,377)	(36,676)

Net income, as reported	24,937	19,687	7,934	43,932	96,490
Gain on sale of automobile loans, net of tax	—	(2,216)	—	(6,556)	(8,772)
Restructuring releases, net of taxes	—	—	—	(3,455)	(3,455)

Operating Earnings	$24,937	$17,471	$7,934	$33,921	$84,263

	Six Months Ended June 30,
Income Statements (in thousands)	Regional Banking	Dealer Sales	PFG	Treasury/ Other	Huntington Consolidated
2004
Net interest income	$306,145	$73,891	$22,295	$42,917	$445,248
Provision for credit losses	1,844	(29,916)	(97)	(2,454)	(30,623)
Non-Interest income	154,526	196,538	56,307	38,396	445,767
Non-Interest expense	(294,932)	(177,137)	(58,020)	(37,718)	(567,807)
Provision for income taxes	(58,654)	(22,182)	(7,170)	9,721	(78,285)

Net income, as reported	108,929	41,194	13,315	50,862	214,300
Gain on sale of automobile loans, net of tax	—	(8,214)	—	(817)	(9,031)

Operating Earnings	$108,929	$32,980	$13,315	$50,045	$205,269

2003
Net interest income	$296,832	$27,286	$19,280	$60,802	$404,200
Provision for credit losses	(64,078)	(20,576)	(1,443)	60	(86,037)
Non-Interest income	143,389	311,819	55,063	39,604	549,875
Non-Interest expense	(283,623)	(259,633)	(52,521)	(16,735)	(612,512)
Provision for income taxes	(32,382)	(20,614)	(7,133)	(7,177)	(67,306)

Net income, as reported	60,138	38,282	13,246	76,554	188,220
Gain on sale of automobile loans, net of tax	—	(4,807)	—	(10,631)	(15,438)
Restructuring releases, net of taxes	—	—	—	(4,105)	(4,105)

Operating Earnings	$60,138	$33,475	$13,246	$61,818	$168,677

	Total Assets at			Total Deposits at
Period-end Balance Sheet Data (in millions)	June 30, 2004	December 31, 2003	June 30, 2003	June 30, 2004	December 31, 2003	June 30, 2003
Regional Banking	$16,526	$14,971	$14,585	$16,435	$15,539	$16,628
Dealer Sales	6,162	7,335	6,607	71	77	67
PFG	1,540	1,461	1,328	1,016	1,164	1,027
Treasury / Other	7,193	6,752	5,817	1,943	1,707	649

Total	$31,421	$30,519	$28,337	$19,465	$18,487	$18,371

Note 9 – Comprehensive Income

The components of Huntington’s Other Comprehensive Income in the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Unrealized holding (losses) gains on securities available for sale arising during the period:
Unrealized net (losses) gains	(136,458)	9,046	(74,755)	1,799
Related tax benefit (expense)	47,760	(3,162)	26,399	(935)

Net	(88,698)	5,884	(48,356)	864

Less: Reclassification adjustment for net gains (losses) included in net income:
Realized net gains (losses)	9,230	(6,887)	(5,860)	(8,085)
Related tax (expense) benefit	(3,231)	2,410	2,051	2,830

Net	5,999	(4,477)	(3,809)	(5,255)

Total unrealized holding (losses) gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income.

Net	(82,699)	1,407	(52,165)	(4,391)

Unrealized gains (losses) on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net gains (losses)	52,315	(23,415)	34,282	(26,295)
Related tax (expense) benefit	(18,310)	8,195	(11,999)	9,203

Net	34,005	(15,220)	22,283	(17,092)

Total Other Comprehensive Loss	$(48,694)	$(13,813)	$(29,882)	$(21,483)

Activity in Accumulated Other Comprehensive Income for the six months ended June 30, 2004 and 2003 was as follows:

(in thousands)	Minimum pension liability	Unrealized gains (losses) on securities available for sale	Unrealized gains (losses) on derivative instruments used in cash flow hedging relationships	Total
Balance, December 31, 2002	$(195)	$56,856	$5,639	$62,300
Period change	—	(4,391)	(17,092)	(21,483)

Balance, June 30, 2003	$(195)	$52,465	$(11,453)	$40,817

Balance, December 31, 2003	$(1,309)	$9,429	$(5,442)	$2,678
Period change	—	(52,165)	22,283	(29,882)

Balance, June 30, 2004	$(1,309)	$(42,736)	$16,841	$(27,204)

Note 10 – Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amount)	2004	2003	2004	2003
Net Income	$110,127	$96,490	$214,300	$188,220

Average common shares outstanding	229,429	228,633	229,328	229,987
Dilutive effect of common stock equivalents	3,230	1,939	3,459	1,697

Diluted Average Common Shares Outstanding	$232,659	$230,572	$232,787	$231,684

Earnings Per Share
Basic	$0.48	$0.42	$0.93	$0.82
Diluted	$0.47	$0.42	$0.92	$0.81

The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.

Approximately 6.8 million and 5.1 million stock options were vested and outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $22.06 per share and $23.73 per share at the end of the same respective periods.

On July 30, 2004, Huntington entered into an agreement with the former shareholders of LeaseNet, Inc. to issue in early 2005 up to 86,118 shares of Huntington common stock previously held in escrow subject to LeaseNet meeting certain contractual performance criteria. A total of 366,576 common shares, previously held in escrow, will be returned to Huntington. All shares in escrow had been accounted for as treasury stock.

Note 11 – Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock Options Outstanding at period end (in thousands)	19,252	17,399	19,252	17,399

Assumptions
Risk-free interest rate	3.89%	4.46%	3.82%	4.30%
Expected dividend yield	3.33%	3.26%	3.28%	3.30%
Expected volatility of Huntington’s common stock	30.9%	33.8%	30.9%	33.8%

Pro Forma Results (in millions of dollars)
Net income, as reported	$110.1	$96.5	$214.3	$188.2
Less pro forma expense, net of tax, related to options granted	3.1	2.9	6.4	5.9

Pro Forma Net Income	$107.0	$93.6	$207.9	$182.3

Net Income Per Common Share:
Basic, as reported	$0.48	$0.42	$0.93	$0.82
Basic, pro forma	$0.47	$0.41	$0.91	$0.79
Diluted, as reported	$0.47	$0.42	$0.92	$0.81
Diluted, pro forma	$0.46	$0.41	$0.89	$0.79

Note 12 – Restructuring Reserves

On a quarterly basis, Huntington assesses its remaining restructuring reserves and makes adjustments to those reserves as necessary. Huntington had remaining reserves for restructuring of $8.3 million, $9.7 million, and $9.4 million as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively. Huntington expects that the reserves will be adequate to fund the estimated future cash outlays.

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

The following table shows the components of net periodic benefit expense:

	Pension Benefits Three Months Ended June 30,		Post Retirement Benefits Three Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Service cost	$3,040	$2,454	$326	$280
Interest cost	4,371	4,162	802	870
Expected return on plan assets	(5,383)	(6,285)	—	—
Amortization of transition asset	—	(63)	276	276
Amortization of prior service cost	—	—	146	151
Settlements	1,000	1,089	—	—
Recognized net actuarial loss	1,984	444	—	—

Benefit Expense	$5,012	$1,801	$1,550	$1,577

	Pension Benefits Six Months Ended June 30,		Post Retirement Benefits Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Service cost	$6,078	$4,909	$650	$561
Interest cost	8,741	8,323	1,604	1,739
Expected return on plan assets	(10,764)	(12,568)	—	—
Amortization of transition asset	—	(126)	552	551
Amortization of prior service cost	—	—	291	303
Settlements	2,000	2,176	—	—
Recognized net actuarial loss	3,968	886	—	—

Benefit Expense	$10,023	$3,600	$3,097	$3,154

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

Huntington has a 401(k) plan, which is a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.3 million and $2.1 million for the three months ended June 30, 2004 and 2003, respectively. For the respective six-month periods, the cost was $4.7 million and $4.3 million.

Note 14 – Commitments and Contingent Liabilities

In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at June 30, 2004, December 31, 2003, and June 30, 2003, were as follows:

(in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,993	$5,712	$4,924
Consumer	3,868	3,652	3,157
Commercial real estate	586	952	891
Standby letters of credit	962	983	978
Commercial letters of credit	231	166	215

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.2 million, $3.8 million, and $3.3 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.

Litigation:

In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position. (See also Note 3.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Huntington Bancshares Incorporated (Huntington or the company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as reinsuring credit life and disability insurance, and selling other insurance and financial products and services. Huntington’s banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, New Jersey, Pennsylvania, and Tennessee. Huntington has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary.

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

By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of Huntington’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), and other factors described in this report and from time to time in other filings with the Securities and Exchange Commission.

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

Risk Factors

Huntington, like other financial companies, is subject to a number of risks, many of which are outside of Management’s control, though Management strives to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect Huntington’s financial condition or results of operations, (3) liquidity risk, which is the risk that Huntington and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events. The description of Huntington’s business contained in Item 1 of its 2003 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

Securities and Exchange Commission Investigation

As previously disclosed, the Securities and Exchange Commission (SEC) is conducting a formal investigation regarding certain financial accounting and disclosure matters, including certain matters that were the subject of prior restatements by Huntington. The SEC staff has notified Huntington that the staff is considering recommending to the SEC that it institute enforcement action against Huntington and certain of its senior officers for, among other possible matters, violations of various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933 in connection with certain financial accounting matters relating to fiscal years 2002 and earlier, and certain related disclosure matters.

Huntington is presently in negotiations with the staff of the SEC regarding a settlement of its investigation. Huntington’s chief executive officer has indicated he accepts responsibility in his position as the chief executive officer for matters that occur on his watch, and has indicated a willingness to negotiate a settlement with the SEC of these matters. Huntington expects that a settlement of this matter would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a fine and other possible measures. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Huntington also remains in active dialogue with its bank regulators concerning these matters and is working diligently with the regulators to resolve them in a manner that permits it to proceed with its pending Unizan acquisition. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Donald R. Kimble, who joined Huntington earlier this year as executive vice president in the Finance area, has been named chief financial officer and controller. Prior to joining Huntington, Kimble was executive vice president and controller of AmSouth Bancorporation, and previously held various subsidiary chief financial officer or accounting positions at Bank One Corporation. Michael J. McMennamin and John D. Van Fleet have relinquished their positions of chief financial officer and controller, respectively. Both remain with the company.

Critical Accounting Policies and Use of Significant Estimates

Note 1 to the company’s Notes to Consolidated Financial Statements included in Huntington’s 2003 Form 10-K lists significant accounting policies used in the development and presentation of its financial statements. These significant accounting policies, as well as the following discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington, its financial position, results of operations, and cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires Huntington’s management to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in its financial statements. An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements of Huntington if a different amount within a range of estimates were used or if estimates changed from period to period. Readers of this interim report should understand that estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from when those estimates were made. Huntington’s management has identified the most significant accounting estimates and their related application in Huntington’s 2003 Form 10-K.

SUMMARY DISCUSSION OF RESULTS

Earnings comparisons from the second quarter of 2003 through the second quarter of 2004 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding the company’s income statement, balance sheet, and credit quality trends and the comparison of the current quarter and year-to-date performance with comparable prior-year periods. The key factors impacting the current reporting period comparisons are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows the summary of results below.

2004 Second Quarter versus 2003 Second Quarter

Huntington’s 2004 second quarter earnings were $110.1 million, or $0.47 per common share, up 14% and 12%, respectively, from $96.5 million and $0.42 per common share in the year-ago quarter. This increase in earnings reflected:

•	90% decrease in provision for credit losses,

•	10% increase in fully taxable equivalent net interest income, and

•	5% decline in non-interest expenses

Partially offset by a 21% decline in non-interest income.

The return on average assets (ROA) and return on average equity (ROE), were 1.41% and 19.1%, respectively, compared with 1.38% and 18.0% in the year-ago quarter (see Table 1).

2004 Second Quarter versus 2004 First Quarter

Compared with 2004 first quarter net income of $104.2 million, or $0.45 per common share, 2004 second quarter earnings were up 6% and 4%, respectively. This increase in earnings primarily reflected:

•	80% decline in provision for credit losses, and

•	1% decline in non-interest expenses

Partially offset by a 4% decline in non-interest income.

The ROA and ROE were 1.41% and 19.1%, respectively, in the current quarter, compared with 1.36% and 18.4% in the 2004 first quarter (see Table 1).

Table 1 - Selected Quarterly Income Statement Data

(in thousands, except per share amounts)	2004		2003			2Q04 vs. 2Q03
	Second	First	Fourth	Third	Second	Amount	%
Total interest income	$324,167	$325,931	$335,097	$333,320	$317,325	$6,842	2.2%
Total interest expense	101,604	103,246	110,782	112,849	114,884	(13,280)	(11.6)%

Net interest income	222,563	222,685	224,315	220,471	202,441	20,122	9.9%
Provision for credit losses	5,027	25,596	26,341	51,615	49,193	(44,166)	(89.8)%

Net interest income after provision for credit losses	217,536	197,089	197,974	168,856	153,248	64,288	42.0%

Operating lease income	78,706	88,867	105,307	117,624	128,574	(49,868)	(38.8)%
Service charges on deposit accounts	43,596	41,837	44,763	42,294	40,914	2,682	6.6%
Trust services	16,708	16,323	15,793	15,365	15,580	1,128	7.2%
Brokerage and insurance	13,523	15,197	14,344	13,807	14,196	(673)	(4.7)%
Mortgage banking	23,322	(4,296)	9,677	30,193	7,185	16,137	N.M.
Bank owned life insurance	11,309	10,485	10,410	10,438	11,043	266	2.4%
Gain on sale of automobile loans	4,890	9,004	16,288	—	13,496	(8,606)	(63.8)%
Gain on sale of branch office	—	—	—	13,112	—	—	N.M.
Other service charges and fees	10,645	9,513	9,237	10,499	11,372	(727)	(6.4)%
Securities gains (losses)	(9,230)	15,090	1,280	(4,107)	6,887	(16,117)	N.M.
Other	24,659	25,619	19,411	23,543	27,704	(3,045)	(11.0)%

Total non-interest income	218,128	227,639	246,510	272,768	276,951	(58,823)	(21.2)%

Personnel costs	119,715	121,624	115,762	113,170	105,242	14,473	13.8%
Operating lease expense	62,563	70,710	85,609	93,134	102,939	(40,376)	(39.2)%
Outside data processing and other services	17,563	18,462	15,957	17,478	16,104	1,459	9.1%
Equipment	16,228	16,086	16,840	16,328	16,341	(113)	(0.7)%
Net occupancy	16,258	16,763	14,925	15,570	15,377	881	5.7%
Professional services	7,836	7,299	12,175	11,116	9,872	(2,036)	(20.6)%
Marketing	8,069	7,839	6,895	5,515	8,454	(385)	(4.6)%
Telecommunications	4,638	5,194	5,272	5,612	5,394	(756)	(14.0)%
Printing and supplies	3,098	3,016	3,417	3,658	2,253	845	37.5%
Amortization of intangibles	204	204	204	204	204	—	N.M.
Loss on early extinguishment of debt	—	—	15,250	—	—	—	N.M.
Restructuring reserve releases	—	—	(351)	—	(5,315)	5,315	N.M.
Other	25,981	18,457	25,510	18,397	20,168	5,813	28.8%

Total non-interest expense	282,153	285,654	317,465	300,182	297,033	(14,880)	(5.0)%

Income before provision for income taxes	153,511	139,074	127,019	141,442	133,166	20,345	15.3%
Provision for income taxes	43,384	34,901	33,758	37,230	36,676	6,708	18.3%

Income before cumulative effect effect of change in accounting principle	110,127	104,173	93,261	104,212	96,490	13,637	14.1%
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	(13,330)	—	—	N.M.

Net Income	$110,127	$104,173	$93,261	$90,882	$96,490	$13,637	14.1%

Per Common Share
Income before cumulative effect of change in accounting
principle - Diluted	$0.47	$0.45	$0.40	$0.45	$0.42	$0.05	11.9%
Net income - Diluted	0.47	0.45	0.40	0.39	0.42	0.05	11.9%
Cash dividends declared	0.175	0.175	0.175	0.175	0.16	0.02	9.4%
Return on:
Average total assets (2)	1.41%	1.36%	1.22%	1.38%	1.38%	0.03%	2.2%
Average total shareholders’ equity (2)	19.1%	18.4%	16.6%	18.5%	18.0%	1.1%	6.1%
Net interest margin (3)	3.29%	3.36%	3.42%	3.46%	3.47%	(0.18)%	(5.2)%
Efficiency ratio (4)	62.3%	65.1%	67.1%	60.0%	62.5%	(0.2)%	(0.3)%
Effective tax rate	28.3%	25.1%	26.6%	26.3%	27.5%	0.8%	2.9%
Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$222,563	$222,685	$224,315	$220,471	$202,441	$20,122	9.9%
Tax equivalent adjustment (3)	2,919	3,023	2,954	2,558	2,076	843	40.6%

Net Interest Income	225,482	225,708	227,269	223,029	204,517	20,965	10.3%
Non-Interest Income	218,128	227,639	246,510	272,768	276,951	(58,823)	(21.2)%

Total Revenue	$443,610	$453,347	$473,779	$495,797	$481,468	$(37,858)	(7.9)%

(1)	Due to the adoption of FASB Interpretation No. 46 for variable interest entities.
(2)	Based on income before cumulative effect change in accounting principle, net of tax.
(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.
(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).
N.M.	- Not Meaningful

Table 2 - Selected Year to Date Income Statement Data

	Six Months Ending June 30,		2004 vs. 2003
(in thousands, except per share amounts)	2004	2003	Amount	%
Total interest income	$650,098	$637,339	$12,759	2.0%
Total interest expense	204,850	233,139	(28,289)	(12.1)%

Net interest income	445,248	404,200	41,048	10.2%
Provision for credit losses	30,623	86,037	(55,414)	(64.4)%

Net interest income after provision for credit losses	414,625	318,163	96,462	30.3%

Operating lease income	167,573	266,767	(99,194)	(37.2)%
Service charges on deposit accounts	85,433	80,783	4,650	5.8%
Trust services	33,031	30,491	2,540	8.3%
Brokerage and insurance	28,720	29,693	(973)	(3.3)%
Mortgage banking	19,026	18,310	716	3.9%
Bank owned life insurance	21,794	22,180	(386)	(1.7)%
Gain on sale of automobile loans	13,894	23,751	(9,857)	(41.5)%
Other service charges and fees	20,158	21,710	(1,552)	(7.1)%
Securities gains	5,860	8,085	(2,225)	(27.5)%
Other	50,278	48,105	2,173	4.5%

Total non-interest income	445,767	549,875	(104,108)	(18.9)%

Personnel costs	241,339	218,331	23,008	10.5%
Operating lease expense	133,273	214,527	(81,254)	(37.9)%
Outside data processing and other services	36,025	32,683	3,342	10.2%
Equipment	32,314	32,753	(439)	(1.3)%
Net occupancy	33,021	31,986	1,035	3.2%
Professional services	15,135	19,157	(4,022)	(21.0)%
Marketing	15,908	15,080	828	5.5%
Telecommunications	9,832	11,095	(1,263)	(11.4)%
Printing and supplies	6,114	5,934	180	3.0%
Amortization of intangibles	408	408	—	N.M.
Restructuring reserve releases	—	(6,315)	6,315	N.M.
Other	44,438	36,873	7,565	20.5%

Total non-interest expense	567,807	612,512	(44,705)	(7.3)%

Income before provision for income taxes	292,585	255,526	37,059	14.5%
Provision for income taxes	78,285	67,306	10,979	16.3%

Net Income	$214,300	$188,220	$26,080	13.9%

Per Common Share
Net income - Diluted	$0.92	$0.81	$0.11	13.6%
Cash dividends declared	$0.35	$0.32	$0.03	9.4%

Return on:
Average total assets	1.36%	1.35%	0.01%	0.8%
Average total shareholders’ equity	18.4%	17.3%	1.1%	6.1%
Net interest margin (1)	3.32%	3.52%	(0.20)%	(5.7)%
Efficiency ratio (2)	63.7%	64.4%	(0.7)%	(1.1)%
Effective tax rate	26.8%	26.3%	0.5%	1.7%

Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$445,248	$404,200	$41,048	10.2%
Tax equivalent adjustment (1)	5,942	4,172	1,770	42.4%

Net Interest Income	451,190	408,372	42,818	10.5%
Non-Interest Income	445,767	549,875	(104,108)	(18.9)%

Total Revenue	$896,957	$958,247	$(61,290)	(6.4)%

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.
(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains.

2004 First Six Months versus 2003 First Six Months

Earnings for the first six months of 2004 were $214.3 million, or $0.92 per common share, both up 14% from the comparable year-ago period earnings of $188.2 million, or $0.81 per common share. This increase in earnings reflected:

•	64% decrease in provision for credit losses,

•	10% increase in fully taxable equivalent net interest income, and

•	7% decline in non-interest expenses

Partially offset by a 19% decline in non-interest income.

The ROA and ROE were 1.36% and 18.4%, respectively, compared with 1.35% and 17.3% in the year-ago six-month period (see Table 2).

Significant Factors Influencing Financial Performance Comparisons

Earnings comparisons from the second quarter of 2003 through the second quarter of 2004 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Those key factors are summarized below.

1.	Automobile leases originated through April 2002 accounted for as operating leases – Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are a non-interest earning asset with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new operating leases originated since April 2002, the operating lease assets are rapidly decreasing and will eventually run-off, along with related operating lease income and expense. Since operating lease income and expense represent a significant percentage of total non-interest income and expense, respectively, throughout this reporting period, their downward trend influences total non-interest income and non-interest expense trends.

All automobile leases originated since April 2002 are accounted for as direct financing leases, an interest earning asset included in total loans and leases with the related income reflected as interest income and included in the calculation of the net interest margin. Credit charge-offs and recoveries are reflected in the allowance for loan and lease losses (ALLL), with related changes in the ALLL reflected in provision for credit losses. The relative newness and rapid growth of this portfolio has resulted in higher reported automobile lease growth rates than in a more mature portfolio. To better understand overall trends in automobile lease exposure it is helpful to compare trends of the combined total of automobile leases plus operating leases (see the company’s 2003 Form 10-K for a full discussion).

2.	Transition from a weak economic environment in 2003 to a recovering economic environment in 2004. The weak economic environment resulted in significant reductions in non-performing assets (NPAs), charge-offs, and the ALLL, as well as continued weak demand for commercial and industrial (C&I) loans, which contributed to declining C&I loans through the first quarter of 2004.

3.	Declining interest rates in 2003 with generally increasing interest rates in 2004. Interest rates impacted, among other factors, loan and deposit growth, the net interest margin, and the valuation of mortgage servicing rights (MSRs) and investment securities.

•	The historically low interest rate environment resulted in strong demand and resultant growth in residential real estate, home equity, and commercial real estate (CRE) loans generally throughout this period. Mortgage banking revenue was also favorably impacted by the significant mortgage origination activity.

•	As interest rates fell in 2003 and attained historically low absolute levels, it became increasingly difficult to lower interest rates offered on deposit accounts commensurate with the overall decline in interest rates and yields on earning assets. This created an extremely competitive environment in which to grow deposits. These factors resulted in an inability to lower deposit rates commensurate with the overall decline in earning asset rates, which contributed to the decline in the net interest margin throughout this period.

•	Since the second quarter of 2002, the company generally has retained the servicing on mortgage loans it originates and sells. The mortgage servicing right, or MSR, represents the present value of expected future net servicing income for the loan. MSR values are very sensitive to movements in interest rates. Expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly affected by prepayments. Prepayments usually increase when interest rates decline and decrease when interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines and becomes impaired when the valuation is less than the recorded book value. The company recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its MSRs for other-than-temporary declines in valuation. Changes in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously reported MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income throughout this period (see Table 3).

•	The company uses gains or losses on investment securities to offset MSR temporary valuation changes. As a result, changes in interest rate levels have also resulted in securities gains or losses. As such, in quarters where an MSR temporary impairment is recognized, investment securities were sold resulting in a gain on sale, and vice versa. The earnings impact of the MSR valuation change and securities gain/loss may not exactly offset due to, among other factors, the difference in the timing of when the MSR valuation is determined and recorded, compared with when the securities are sold and any gain or loss is recorded (see Table 3).

4.	Management strategies to lower the overall credit risk profile of the balance sheet. Throughout this period, certain strategies were implemented to lower the overall credit risk profile of the balance sheet with the objective of lowering the volatility of earnings.

•	Automobile loan sales – One strategy has been to lower the credit exposure to automobile loans and leases to 20% of total credit exposure, as manifested through the sale of automobile loans. These sales of higher-rate, higher-risk loans impact results in a number of ways including: lower growth rates in automobile, total consumer, and total company loans; the generation of gains reflected in non-interest income; lower net interest income than otherwise would be the case if the loans were not sold; and lower net interest margin (see Table 3).

•	Reduction in large-individual C&I and CRE credits – This strategy has been reflected in the reduction in shared national credits, as well as other, mostly C&I, loans. In addition, the company sold and charged-off lower-quality C&I and CRE credits in 2003 and 2004. This strategy was a contributing factor in the declines in C&I loan balances, NPAs, and the ALLL. In certain quarters, this strategy contributed to higher C&I net charge-offs.

5.	Adoption of FIN 46 – Effective July 1, 2003, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The adoption of FIN 46 resulted in the consolidation of $1.0 billion of previously securitized automobile loans and a $13.3 million after-tax charge in the 2003 third quarter for the cumulative effect of a change in accounting principle (see Tables 1 and 2).

6.	Corporate Restructuring Charges – The 2001 strategic refocusing plan included the intent to sell the Florida banking and insurance operations, credit-related and other actions to strengthen the balance sheet and financial performance, and the consolidation of numerous non-Florida banking offices. As a result, non-interest expenses in 2001 and 2002 were higher than they otherwise would have been as they included net restructuring charges based on estimated costs associated with implementing these strategic initiatives. In contrast, 2003 non-interest expense reflected recoveries of previously established reserves, which were no longer needed (see Table 3) and lowered 2003 non-interest expense (see Note 21 of the company’s 2003 Form 10-K Notes to Consolidated Financial Statements). There were no increases or releases of restructuring charges in the first half of 2004.

7.	Single commercial recovery – A single commercial credit recovery in the 2004 second quarter on a loan previously charged off in the 2002 fourth quarter favorably impacted the 2004 second quarter provision expense (see Table 3), as well as C&I, total commercial, and total net charge-offs for the quarter (see Table 11).

The following table quantifies the earnings impact of changes in MSR and investment securities valuation, sales of automobile loans, restructuring reserve releases, and a single, large commercial credit recovery on the specified periods.

Table 3 - Significant Items Influencing Earnings Performance Comparisons

(in millions, except per share )	Pre-tax	Impact After-tax (1)	EPS

Three Months Ended:
June 30, 2004 - GAAP earnings	$153.5	$110.1	$0.47
Gain on sale of automobile loans	4.9	3.2	0.01
Mortgage servicing right (MSR) temporary impairment recovery	10.4	6.8	0.03
Investment securities losses	(9.2)	(6.0)	(0.03)
Single commercial credit recovery	9.7	6.3	0.03

June 30, 2003 - GAAP earnings	$133.2	$96.5	$0.42
Gain on sale of automobile loans	13.5	8.8	0.04
MSR temporary impairment	(6.4)	(4.1)	(0.02)
Investment securities gains	6.9	4.5	0.02
Restructuring reserve releases	5.3	3.5	0.01

Six Months Ended:
June 30, 2004 - GAAP earnings	$292.6	$214.3	$0.92
Gain on sale of automobile loans	13.9	9.0	0.04
MSR temporary impairment recovery	0.3	0.2	—
Investment securities gain on sale	5.9	4.0	0.02
Single commercial credit recovery	9.7	6.3	0.03

June 30, 2003 - GAAP earnings	$255.5	$188.2	$0.81
Gain on sale of automobile loans	23.8	15.0	0.06
MSR temporary impairment	(6.4)	(4.1)	(0.02)
Investment securities gains	8.1	5.0	0.02
Restructuring reserve releases	6.3	4.0	0.02

(1)	Increase (decrease) to GAAP earnings.

RESULTS OF OPERATIONS

Net Interest Income

2004 Second Quarter versus 2003 Second Quarter

Fully taxable equivalent net interest income increased $21.0 million, or 10%, from the year-ago quarter, reflecting the favorable impact of a 16% increase in average earning assets, partially offset by an 18 basis point, or an effective 5%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.29% from 3.47%, reflecting the continued impact of historically low interest rates and the strategic repositioning of portfolios to reduce automobile loans and increase the relative proportion of lower-rate, and lower-risk, residential real estate-related loans and investment securities.

Average total loans and leases increased $2.5 billion, or 13%, from the 2003 second quarter due primarily to a $2.2 billion, or 23%, increase in average consumer loans. Contributing to the consumer loan growth was a $1.1 billion, or 58%, increase in average residential mortgages and a $0.8 billion, or 23%, increase in average home equity loans. Average total automobile loans and leases increased $0.3 billion, or 8%. This growth from the year-ago quarter reflected the positive impact of underlying new automobile loan originations, the 2003 third quarter consolidation of a $1.0 billion automobile loan securitization trust, and the rapid growth in direct financing leases due to the migration from operating lease assets, which are no longer being originated. Offsetting these positive impacts was the sale of $2.4 billion of automobile loans over this 12-month period (see Loan and Lease Composition for additional discussion and Table 10).

Average total C&I and CRE loans increased $0.3 billion, or 3%, from the year-ago quarter, reflecting an 11% increase in small business C&I and CRE loans and a 9% increase in middle-market CRE loans. Average middle-market C&I loans were down 4% from the year-ago period and reflected both weak demand and the impact from continued strategies to specifically lower exposure to large individual commercial credits, including shared national credits.

Average investment securities increased $1.6 billion, or 43%, from the year-ago quarter, primarily reflecting the investment of a portion of the proceeds from the automobile loan sales. The growth from the year-ago quarter primarily consisted of 10-year variable-rate securities.

Average total core deposits in the second quarter were $16.2 billion, up $0.8 billion, or 5%, from the year-ago quarter. This growth primarily reflected a $1.1 billion, or 18%, increase in interest bearing demand deposits, partially offset by a $0.4 billion, or 14%, decline in retail CDs.

Tables 4 and 5 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities:

Table 4 - Condensed Consolidated Quarterly Average Balance Sheets

	Average Balances					2Q04 vs. 2Q03
(in millions)	2004		2003
Fully Tax Equivalent Basis	Second	First	Fourth	Third	Second	Amount	Percent
Assets
Interest bearing deposits in banks	$69	$79	$83	$90	$45	$24	53.3%
Trading account securities	28	16	11	11	22	6	27.3
Federal funds sold and securities purchased under resale agreements	168	92	117	103	69	99	N.M.
Loans held for sale	254	207	295	898	601	(347)	(57.7)
Securities:
Taxable	4,861	4,646	4,093	3,646	3,385	1,476	43.6
Tax exempt	410	437	424	358	291	119	40.9

Total Securities	5,271	5,083	4,517	4,004	3,676	1,595	43.4

Loans and Leases:
Commercial and industrial	5,536	5,365	5,382	5,380	5,626	(90)	(1.6)
Real Estate
Construction	1,322	1,322	1,297	1,258	1,239	83	6.7
Commercial	2,906	2,876	2,830	2,744	2,621	285	10.9
Consumer
Automobile loans	2,337	3,041	3,529	3,594	2,830	(493)	(17.4)
Automobile leases	2,139	1,988	1,802	1,590	1,306	833	63.8

Automobile loans and leases	4,476	5,029	5,331	5,184	4,136	340	8.2

Home equity	4,142	3,880	3,678	3,503	3,359	783	23.3
Residential mortgage	2,986	2,674	2,501	2,075	1,887	1,099	58.2
Other loans	399	356	387	367	379	20	5.3

Total Consumer	12,003	11,939	11,897	11,129	9,761	2,242	23.0

Total Loans and Leases	21,767	21,502	21,406	20,511	19,247	2,520	13.1

Allowance for loan and lease losses	310	313	350	330	304	6	2.0

Net loans and leases	21,457	21,189	21,056	20,181	18,943	2,514	13.3

Total earning assets	27,557	26,979	26,429	25,617	23,660	3,897	16.5

Operating lease assets	977	1,166	1,355	1,565	1,802	(825)	(45.8)
Cash and due from banks	772	740	766	747	735	37	5.0
Intangible assets	216	217	217	218	218	(2)	(0.9)
All other assets	2,101	2,046	2,005	2,067	1,988	113	5.7

Total Assets	$31,313	$30,835	$30,422	$29,884	$28,099	$3,214	11.4%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits	$3,223	$3,017	$3,131	$3,218	$3,046	$177	5.8%
Interest bearing demand deposits	7,168	6,609	6,466	6,558	6,100	1,068	17.5
Savings deposits	2,839	2,819	2,824	2,808	2,804	35	1.2
Retail certificates of deposit	2,400	2,399	2,492	2,561	2,798	(398)	(14.2)
Other domestic time deposits	600	637	631	656	673	(73)	(10.8)

Total core deposits	16,230	15,481	15,544	15,801	15,421	809	5.2

Domestic time deposits of $100,000 or more	795	788	828	803	808	(13)	(1.6)
Brokered time deposits and negotiable CDs	1,737	1,907	1,851	1,421	1,241	496	40.0
Foreign time deposits	542	549	522	536	426	116	27.2

Total deposits	19,304	18,725	18,745	18,561	17,896	1,408	7.9

Short-term borrowings	1,396	1,603	1,433	1,393	1,635	(239)	(14.6)
Federal Home Loan Bank advances	1,270	1,273	1,273	1,273	1,267	3	0.2
Subordinated notes and other long-term debt,
including preferred capital securities	5,623	5,557	5,432	5,197	4,010	1,613	40.2

Total interest bearing liabilities	24,370	24,141	23,752	23,206	21,762	2,608	12.0

All other liabilities	1,397	1,399	1,311	1,221	1,140	257	22.5
Shareholders’ equity	2,323	2,278	2,228	2,239	2,151	172	8.0

Total Liabilities and Shareholders’ Equity	$31,313	$30,835	$30,422	$29,884	$28,099	$3,214	11.4%

Table 5 - Condensed Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
(in millions)	2004		2003
Fully Tax Equivalent Basis (1)	Second	First	Fourth	Third	Second
Assets
Interest bearing deposits in banks	1.07%	0.71%	0.60%	0.51%	1.58%
Trading account securities	3.02	3.98	2.39	4.70	4.15
Federal funds sold and securities purchased under resale agreements	1.21	1.41	1.30	1.92	2.19
Loans held for sale	5.17	5.33	5.31	5.16	5.42
Securities:
Taxable	3.83	4.06	4.24	4.23	4.58
Tax exempt	7.07	6.88	6.91	6.93	6.91

Total Securities	4.09	4.30	4.49	4.47	4.77

Loans and Leases: (2)
Commercial and industrial	4.25	4.49	4.82	4.84	5.26
Real Estate
Construction	3.70	3.68	4.24	4.17	4.07
Commercial	4.57	4.70	4.99	5.22	5.28
Consumer
Automobile loans	7.20	6.93	6.90	7.19	7.74
Automobile leases	5.06	4.94	4.98	4.99	4.69

Automobile loans and leases	6.17	6.14	6.25	6.51	6.78

Home equity	4.92	4.82	4.87	5.09	5.02
Residential mortgage	5.30	5.44	5.20	5.32	5.76
Other loans	7.48	7.24	7.19	7.38	7.22

Total Consumer	5.49	5.52	5.64	5.87	5.99

Total Loans and Leases	4.95	5.04	5.26	5.41	5.56

Total earning assets	4.76%	4.89%	5.11%	5.23%	5.42%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits
Interest bearing demand deposits	0.81%	0.88%	0.91%	1.04%	1.39%
Savings deposits	0.82	0.94	1.22	1.35	1.55
Retail certificates of deposit	3.27	3.47	3.54	3.51	3.75
Other domestic time deposits	3.19	3.48	3.69	3.89	3.85

Total core deposits	1.45	1.53	1.65	1.76	2.09

Domestic time deposits of $100,000 or more	2.37	2.14	2.37	2.32	2.55
Brokered time deposits and negotiable CDs	1.57	1.51	1.52	1.63	1.79
Foreign time deposits	0.76	0.72	0.75	0.85	1.03

Total deposits	1.48	1.53	1.64	1.75	2.06

Short-term borrowings	0.80	0.83	0.78	0.85	1.06
Federal Home Loan Bank advances	2.52	2.50	2.24	1.81	1.76
Subordinated notes and other long-term debt, including preferred capital securities	2.24	2.33	2.63	2.78	2.85

Total interest bearing liabilities	1.66%	1.71%	1.85%	1.93%	2.11%

Net interest rate spread	3.10%	3.18%	3.26%	3.30%	3.31%
Impact of non-interest bearing funds on margin	0.19	0.18	0.16	0.16	0.16

Net Interest Margin	3.29%	3.36%	3.42%	3.46%	3.47%

(1)	Fully tax equivalent (FTE) yields are calculated assuming a 35% tax rate. See page 20 for the fully taxable equivalent adjustment.
(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

2004 Second Quarter versus 2004 First Quarter

Compared with the 2004 first quarter, fully taxable equivalent net interest income decreased only $0.2 million, reflecting the adverse impact of automobile loan sales. The fully taxable equivalent net interest margin declined 7 basis points, or an effective 2%, to 3.29% from 3.36%. Average earnings assets, despite the negative impact from the sale of automobile loans, increased $0.6 billion, or 2%. The decline in the net interest margin from the first quarter reflected the same factors as those impacting the decrease from the year-ago quarter.

Average total loans and leases in the second quarter increased $0.3 billion, or 1%, from the first quarter, as the growth rate was mitigated by a $0.7 billion, or 23%, decline in average automobile loans due to the first quarter sale of $868 million of automobile loans. Growth in mortgage-related consumer loans remained strong with average residential mortgages up $0.3 billion, or 12%, and average home equity loans up $0.3 billion, or 7%. Total average C&I and CRE loans increased $0.2 billion, or 2%, reflecting a 2% increase in small business C&I and CRE loans, a 3% increase in middle-market C&I loans, and a 1% increase in middle-market CRE loans.

Average investment securities increased $0.2 billion, or 4%, from the first quarter, primarily reflecting the investment of a portion of the proceeds from the first quarter automobile loan sale. However, investment securities at June 30, 2004, were down $0.5 billion, or 9%, from the end of the first quarter. Average loans held for sale decreased $0.3 billion, or 58%, from the year-ago quarter.

Average total core deposits in the second quarter increased $0.7 billion, or 5%, reflecting strong growth in interest bearing demand deposits, up $0.6 billion, or 8%, as well as non-interest bearing deposits, up $0.2 billion, or 7%.

2004 First Six Months versus 2003 First Six Months

Fully taxable equivalent net interest income for the first six months of 2004 increased $42.8 million, or 10%, from the comparable year-ago period, reflecting the favorable impact of a 17% increase in average earning assets, partially offset by an 20 basis point, or an effective 6%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.32% from 3.52%, reflecting the impact of lower rates and the strategic repositioning of portfolios to reduce automobile loans and increase the relative proportion of lower-rate, and lower-risk, residential real estate-related loans and investment securities.

Average total loans and leases increased $2.6 billion, or 13%, from the first six months of 2003 due primarily to a $2.3 billion, or 24%, increase in average consumer loans. Contributing to the consumer loan growth was a $1.0 billion, or 52%, increase in average residential mortgages and a $0.7 billion, or 22%, increase in average home equity loans. Average total automobile loans and leases increased $0.6 billion, or 16%. This growth from the year-ago six-month period reflected the positive impact of underlying new automobile loan originations, the 2003 third quarter consolidation of a $1.0 billion automobile loan securitization trust, and the rapid growth in direct financing leases due to the migration from operating lease assets, which are no longer being originated. Partially offsetting these positive impacts was the sale of automobile loans over this period.

Average total C&I and CRE loans in the first six months of 2004 increased $0.2 billion, or 2%, from the comparable year-ago period, reflecting an 11% increase in small business C&I and CRE loans and a 10% increase in middle-market CRE loans. Average middle-market C&I loans were down 5% from the year-ago period and reflected both weak demand and the impact from continued strategies to specifically lower exposure to large individual commercial credits, including shared national credits.

Average investment securities increased $1.7 billion, or 48%, from the year-ago six-month period, primarily reflecting the investment of a portion of the proceeds from the automobile loan sales.

Average total core deposits in the first six months of 2004 were $15.9 billion, up $0.7 billion, or 4%, from the year-ago period. This growth primarily reflected a $1.0 billion, or 17%, increase in interest bearing demand deposits, partially offset by a $0.5 billion, or 17%, decline in retail CDs.

Table 6 reflects average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities, respectively for the first six-month periods of 2004 and 2003:

Table 6 - Condensed Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

(in millions)	YTD Average Balances				YTD Average Rates (3)
			2004 vs. 2003
Fully Tax Equivalent Basis	2004	2003	Amount	%	2004	2003
Assets
Interest bearing deposits in banks	$74	$41	$33	80.5	0.88%	1.58%
Trading account securities	22	17	5	29.4	3.36	4.40
Federal funds sold and securities purchased under resale agreements	130	63	67	N.M.	1.28	2.15
Mortgages held for sale	231	531	(300)	(56.5)	5.25	5.47
Securities:
Taxable	4,753	3,202	1,551	48.4	3.94	4.85
Tax exempt	423	290	133	45.9	6.97	6.88

Total Securities	5,176	3,492	1,684	48.2	4.19	5.02

Loans and Leases:
Commercial and industrial	5,451	5,625	(174)	(3.1)	4.37	5.28
Real Estate
Construction	1,322	1,214	108	8.9	3.69	4.06
Commercial	2,891	2,593	298	11.5	4.63	5.35
Consumer
Automobile loans	2,689	2,954	(265)	(9.0)	7.05	7.73
Automobile leases	2,064	1,153	911	79.0	5.02	5.29

Automobile loans and leases	4,753	4,107	646	15.7	6.17	7.05

Home equity	4,011	3,298	713	21.6	4.88	5.08
Residential mortgage	2,830	1,859	971	52.2	5.37	5.80
Other loans	377	383	(6)	(1.6)	7.37	6.85

Total Consumer	11,971	9,647	2,324	24.1	5.51	6.13

Total Loans and Leases	21,635	19,079	2,556	13.4	5.00	5.64

Allowance for loan and lease losses	328	343	(15)	(4.4)

Net loans and leases	21,307	18,736	2,571	13.7

Total earning assets	27,268	23,223	4,045	17.4	4.83%	5.52%

Operating lease assets	1,070	1,937	(867)	(44.8)
Cash and due from banks	756	738	18	2.4
Intangible assets	217	218	(1)	(0.5)
All other assets	2,075	1,974	101	5.1

Total Assets	$31,058	$27,747	$3,311	11.9

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits	$3,120	$2,984	$136	4.6
Interest bearing demand deposits	6,889	5,868	1,021	17.4	0.92%	1.44%
Savings deposits	2,829	2,788	41	1.5	0.88	1.63
Retail certificates of deposit	2,400	2,880	(480)	(16.7)	3.37	3.81
Other domestic time deposits	618	678	(60)	(8.8)	3.34	3.92

Total core deposits	15,856	15,198	658	4.3	1.49	2.18

Domestic time deposits of $100,000 or more	792	789	3	0.4	2.26	2.66
Brokered time deposits and negotiable CDs	1,822	1,198	624	52.1	1.54	1.88
Foreign time deposits	545	470	75	16.0	0.74	1.05

Total deposits	19,015	17,655	1,360	7.7	1.51	2.15

Short-term borrowings	1,499	1,790	(291)	(16.3)	0.82	1.11
Federal Home Loan Bank advances	1,272	1,242	30	2.4	2.51	1.80
Subordinated notes and other long-term debt, including preferred capital securities	5,590	3,791	1,799	47.5	2.28	2.97

Total interest bearing liabilities	24,256	21,494	2,762	12.9	1.68%	2.19%

All other liabilities	1,381	1,111	270	24.3
Shareholders’ equity	2,301	2,158	143	6.6

Total Liabilities and Shareholders’ Equity	$31,058	$27,747	$3,311	11.9

Net interest rate spread					3.15%	3.33%
Impact of non-interest bearing funds on margin					0.17	0.19

Net Interest Margin					3.32%	3.52%

Provision for Credit Losses

The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments (AULC) at levels adequate to absorb Management’s estimate of inherent losses in the total loan and lease portfolio, unfunded loan commitments, and letters of credit. Taken into consideration are such factors as current period net charge-offs that are charged against these allowances, current period loan and lease growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook, and the anticipated impact on credit quality of existing loans and leases and unfunded commitments and letters of credit (see Allowances for Credit Losses for additional discussion and Table 14).

The provision for credit losses in the 2004 second quarter was $5.0 million, a $44.2 million reduction from the year-ago quarter and a $20.6 million decline from the 2004 first quarter. This reduction in provision expense reflected the $9.7 million commercial loan recovery and overall improved portfolio quality performance, as well as an improved economic outlook, only partially offset by provision expense related to loan growth. As previously disclosed, effective January 1, 2004, the company adopted a more quantitative approach to calculating the economic reserve component of the ALLL, making this component more responsive to changes in economic conditions. This change, combined with the existing quantitative approach for determining the transaction reserve component, as well as changes to the specific reserve component, will result in more volatility in the total ALLL and corresponding provision for credit losses (see Credit Risk for additional discussion).

The provision for credit losses in the first six months of 2004 was $30.6 million, a $55.4 million, or 64%, decline from the comparable year-ago period. This reduction reflected the same factors impacting second quarter year-over-year performance.

Non-Interest Income

Table 7 reflects non-interest income detail for each of the past five quarters, and the first six-months of 2004 and 2003:

Table 7 - Non-Interest Income

	2004		2003			2Q04 vs. 2Q03
(in thousands)	Second	First	Fourth	Third	Second	Amount	%
Service charges on deposit accounts	$43,596	$41,837	$44,763	$42,294	$40,914	$2,682	6.6%
Trust services	16,708	16,323	15,793	15,365	15,580	1,128	7.2
Brokerage and insurance	13,523	15,197	14,344	13,807	14,196	(673)	(4.7)
Mortgage banking	23,322	(4,296)	9,677	30,193	7,185	16,137	N.M.
Bank owned life insurance	11,309	10,485	10,410	10,438	11,043	266	2.4
Gain on sale of automobile loans	4,890	9,004	16,288	—	13,496	(8,606)	(63.8)
Gain on sale of branch offices	—	—	—	13,112	—	—	—
Other service charges and fees	10,645	9,513	9,237	10,499	11,372	(727)	(6.4)
Securities gains (losses)	(9,230)	15,090	1,280	(4,107)	6,887	(16,117)	N.M.
Other	24,659	25,619	19,411	23,543	27,704	(3,045)	(11.0)

Sub-total before operating lease income	139,422	138,772	141,203	155,144	148,377	(8,955)	(6.0)
Operating lease income	78,706	88,867	105,307	117,624	128,574	(49,868)	(38.8)

Total Non-Interest Income	$218,128	$227,639	$246,510	$272,768	$276,951	$(58,823)	(21.2)%

	Six Months Ending June 30,		YTD 2004 vs. 2003
(in thousands)	2004	2003	Amount	%
Service charges on deposit accounts	$85,433	$80,783	$4,650	5.8%
Trust services	33,031	30,491	2,540	8.3
Brokerage and insurance	28,720	29,693	(973)	(3.3)
Mortgage banking	19,026	18,310	716	3.9
Bank owned life insurance	21,794	22,180	(386)	(1.7)
Gain on sale of automobile loans	13,894	23,751	(9,857)	(41.5)
Other service charges and fees	20,158	21,710	(1,552)	(7.1)
Securities gains (losses)	5,860	8,085	(2,225)	(27.5)
Other	50,278	48,105	2,173	4.5

Sub-total before operating lease income	278,194	283,108	(4,914)	(1.7)
Operating lease income	167,573	266,767	(99,194)	(37.2)

Total Non-Interest Income	$445,767	$549,875	$(104,108)	(18.9)%

N.M. - Not Meaningful.

2004 Second Quarter versus 2003 Second Quarter

Non-interest income decreased $58.8 million, or 21%, from the year-ago quarter. Comparisons with prior-period results are heavily influenced by the decline in operating leases and related operating lease income. These trends are expected to continue as all automobile leases originated since April 2002 are direct financing leases with income reflected in net interest income, not non-interest income. Reflecting the run-off of the operating lease portfolio, operating lease income declined $49.9 million, or 39%, from the 2003 second quarter. Excluding operating lease income, non-interest income decreased $9.0 million, or 6%, from the year-ago quarter with the primary drivers being:

•	$16.1 million decline in investment securities gains with current quarter securities losses of $9.2 million, including $10.2 million of losses related to investment securities used to offset MSR temporary valuation changes.

•	$8.6 million, or 64%, decrease in gains on the sale of automobile loans, as the current quarter included $4.9 million of pre-tax gains, compared with $13.5 million of such pre-tax gains in the year-ago quarter. The higher relative gain in the year-ago quarter reflected the higher average rate of the loans sold in that quarter.

•	$3.0 million, or 11%, decline in other income due to lower fees collected at the end of leases, partially offset by higher letter of credit fees.

Partially offset by:

•	$16.1 million increase in mortgage banking income. This reflected a $16.8 million change in MSR temporary impairment valuations, as the current quarter included a $10.4 million recovery of previously recorded MSR temporary impairment compared with $6.4 million of MSR temporary impairment recognized in the year-ago quarter. The valuation changes included $4.5 million of MSR hedge losses in the current quarter.

•	$2.7 million, or 7%, increase in service charges on deposit accounts.

•	$1.1 million, or 7%, increase in trust services income.

2004 Second Quarter versus 2004 First Quarter

Compared with the 2004 first quarter, non-interest income declined $9.5 million, or 4%. This comparison is also heavily influenced by the decline in operating lease income for the reasons noted above. Reflecting the run-off of the operating lease portfolio, operating lease income declined $10.2 million, or 11%, from the 2004 first quarter. Excluding operating lease income, non-interest income increased $0.7 million from the 2004 first quarter with the primary drivers being:

•	$27.6 million increase in mortgage banking income. This reflected a $20.5 million change in MSR temporary impairment valuations, as the current quarter included a $10.4 million recovery of previously recorded MSR temporary impairment compared with $10.1 million of MSR temporary impairment recognized in the first quarter. This reversal in MSR temporary impairment valuation between quarters reflected an upward movement in mortgage interest rates in the second quarter. The MSR temporary impairment valuation reserve at June 30, 2004, was $1.4 million. Reflecting the rise of interest rates during the quarter, the value of MSRs as a percent of mortgages serviced for others was 1.21%, up from 0.93% at March 31, 2004. Excluding the MSR temporary impairment valuation change between quarters, mortgage banking income increased $7.1 million, primarily reflecting higher mortgage originations and sales and including $4.5 million of MSR hedge losses in the current quarter.

•	$1.8 million, or 4%, increase in service charges on deposit accounts.

•	$1.1 million, or 12%, increase in other service charges and fees.

Partially offset by:

•	$24.3 million decline in securities gains (losses), with the current quarter reflecting $9.2 million in securities losses, compared with $15.1 million of securities gains in the 2004 first quarter. Investment securities are used as an on balance sheet hedge to MSR temporary valuation changes.

•	$4.1 million decrease in gains on the sale of automobile loans as the current quarter reflected $4.9 million of such gains, compared with $9.0 million of gains in the first quarter.

•	$1.7 million, or 11%, decline in brokerage and insurance income primarily due to lower annuity sales.

2004 First Six Months versus 2003 First Six Months

Non-interest income for the first six months of 2004 declined $104.1 million, or 19%, from the comparable year-ago period. Comparisons with prior-period results are heavily influenced by the decline in operating leases and related operating lease income (see above discussion). Reflecting the run-off of the operating lease portfolio, operating lease income for the first six months of 2004 declined $99.2 million, or 37%, from the comparable year-ago period. Excluding operating lease income, non-interest income for the first six months of 2004 decreased $4.9 million, or 2%, from the year-ago period with the primary drivers being:

•	$9.9 million, or 42%, decrease in gains on the sale of automobile loans, as the current six-month period included $13.9 million of pre-tax gains, compared with $23.8 million of such pre-tax gains in the year-ago period.

•	$2.2 million decline in investment securities gains with current six-month period securities gains of $5.9 million, compared with $8.1 million of gains in the year-ago six-month period.

Partially offset by:

•	$4.7 million, or 6%, increase in service charges on deposit accounts, primarily reflecting higher NSF and overdraft fees.

•	$2.5 million, or 8%, increase in trust services income.

•	$2.2 million, or 4%, increase in other income.

Non-Interest Expense

Table 8 reflects non-interest expense detail for each of the last five quarters and the first six-month period for 2004 and 2003:

Table 8 - Non-Interest Expense

	2004		2003			2Q04 vs. 2Q03
(in thousands)	Second	First	Fourth	Third	Second	Amount	%
Personnel costs	$119,715	$121,624	$115,762	$113,170	$105,242	$14,473	13.8%
Outside data processing and other services	17,563	18,462	15,957	17,478	16,104	1,459	9.1
Equipment	16,228	16,086	16,840	16,328	16,341	(113)	(0.7)
Net occupancy	16,258	16,763	14,925	15,570	15,377	881	5.7
Professional services	7,836	7,299	12,175	11,116	9,872	(2,036)	(20.6)
Marketing	8,069	7,839	6,895	5,515	8,454	(385)	(4.6)
Telecommunications	4,638	5,194	5,272	5,612	5,394	(756)	(14.0)
Printing and supplies	3,098	3,016	3,417	3,658	2,253	845	37.5
Amortization of intangible assets	204	204	204	204	204	—	—
Loss on early extinguishment of debt	—	—	15,250	—	—	—	—
Restructuring reserve releases	—	—	(351)	—	(5,315)	5,315	N.M.
Other	25,981	18,457	25,510	18,397	20,168	5,813	28.8

Sub-total before operating lease expense	219,590	214,944	231,856	207,048	194,094	25,496	13.1
Operating lease expense	62,563	70,710	85,609	93,134	102,939	(40,376)	(39.2)

Total Non-Interest Expense	$282,153	$285,654	$317,465	$300,182	$297,033	$(14,880)	(5.0)%

	Six Months Ending June 30,		YTD 2004 vs. 2003
(in thousands)	2004	2003	Amount	%
Personnel costs	$241,339	$218,331	$23,008	10.5%
Outside data processing and other services	36,025	32,683	3,342	10.2
Equipment	32,314	32,753	(439)	(1.3)
Net occupancy	33,021	31,986	1,035	3.2
Professional services	15,135	19,157	(4,022)	(21.0)
Marketing	15,908	15,080	828	5.5
Telecommunications	9,832	11,095	(1,263)	(11.4)
Printing and supplies	6,114	5,934	180	3.0
Amortization of intangible assets	408	408	—	—
Restructuring reserve releases	—	(6,315)	6,315	N.M.
Other	44,438	36,873	7,565	20.5

Sub-total before operating lease expense	434,534	397,985	36,549	9.2
Operating lease expense	133,273	214,527	(81,254)	(37.9)

Total Non-Interest Expense	$567,807	$612,512	$(44,705)	(7.3)%

N.M.	- Not Meaningful.

2004 Second Quarter versus 2003 Second Quarter

Non-interest expense decreased $14.9 million, or 5%, from the year-ago quarter. Comparisons with prior-period results are influenced by the decline in operating lease expense as the operating lease portfolio continues to run-off (see above operating lease income discussion). Operating lease expense declined $40.4 million, or 39%, from the 2003 second quarter. Excluding operating lease expense, non-interest expense increased $25.5 million, or 13%, from the year-ago quarter with the primary drivers being:

•	$14.5 million, or 14%, increase in personnel costs, primarily reflecting a $4.3 million increase in pension costs and a $4.2 million increase in health care expense.

•	$5.8 million, or 29%, increase in other expense, primarily attributable to costs recorded in the current quarter related to investments in partnerships generating tax benefits, of which $3.2 million related to previous periods.

•	$5.3 million in restructuring reserve releases that lowered expenses in the year-ago quarter.

•	$1.5 million, or 9%, increase in outside data processing and other services.

Partially offset by:

•	$2.0 million, or 21%, decline in professional services expense.

2004 Second Quarter versus 2004 First Quarter

Compared with the 2004 first quarter, non-interest expense declined $3.5 million, or 1%. Comparisons with prior-period results are also heavily influenced by the decline in operating lease expense. Operating lease expense declined $8.1 million, or 12%, from the 2004 first quarter. Excluding operating lease expense, non-interest expense increased $4.6 million, or 2%, from the first quarter with the primary drivers being:

•	$7.5 million increase in other expense primarily related to $5.8 million of costs consisting of investments in partnerships generating tax benefits.

Partially offset by:

•	$1.9 million, or 2%, decrease in personnel costs, primarily reflecting lower employment taxes.

•	$0.9 million, or 5%, decline in outside data processing and other services.

2004 First Six Months versus 2003 First Six Months

Non-interest expense for the first six months of 2004 declined $44.7 million, or 7%, from the comparable year-ago period. Comparisons with prior-period results are influenced by the decline in operating lease expense as the operating lease portfolio continues to run-off (see above operating lease income discussion). Operating lease expense declined $81.3 million, or 38%, from the 2003 six-month period. Excluding operating lease expense, non-interest expense for the first six months of 2004 increased $36.5 million, or 9%, from the year-ago period with the primary drivers being:

•	$23.0 million, or 11%, increase in personnel costs, primarily reflecting a $14.7 million, or 37%, increase in benefits expense and an $8.8 million, or 6%, increase in salaries.

•	$7.6 million, or 21%, increase in other expense, primarily attributable to $5.8 million of costs related to investments in partnerships generating tax benefits in the current six-month period.

•	$6.3 million in restructuring reserve releases that lowered expenses in the year-ago six-month period.

•	$3.3 million, or 10%, increase in outside data processing and other services.

Partially offset by:

•	$4.0 million, or 21%, decline in professional services expense.

Operating Lease Assets

Table 9 reflects operating lease assets performance detail for each of the last five quarters, and the first six-month period for 2004 and 2003:

Table 9 - Operating Lease Assets Performance

	2004		2003			2Q04 vs. 2Q03
	Second	First	Fourth	Third	Second	Amount	%
Balance Sheet (in millions)
Average operating lease assets outstanding	$977	$1,166	$1,355	$1,565	$1,802	$(825)	(45.8)%
Income Statement (in thousands)
Net rental income	72,402	$83,517	$98,223	$109,645	$120,502	$(48,100)	(39.9)%
Fees	4,838	3,543	5,204	5,372	5,414	(576)	(10.6)
Recoveries - early terminations	1,466	1,807	1,880	2,607	2,658	(1,192)	(44.8)

Total Operating Lease Income	78,706	88,867	105,307	117,624	128,574	(49,868)	(38.8)

Depreciation and residual losses at termination	57,412	63,932	76,768	83,112	91,387	(33,975)	(37.2)
Losses - early termination	5,151	6,778	8,841	10,022	11,552	(6,401)	(55.4)

Total Operating Lease Expense	62,563	70,710	85,609	93,134	102,939	(40,376)	(39.2)

Net Earnings Contribution	$16,143	$18,157	$19,698	$24,490	$25,635	$(9,492)	(37.0)%

Earnings ratios (1)
Net rental income	29.6%	28.7%	29.0%	28.0%	26.7%	2.9%	10.9%
Depreciation and residual losses at termination	23.5%	21.9%	22.7%	21.2%	20.3%	3.2%	15.8%

(1)	As a percent of average operating lease assets, quartlery amounts annualized.

	Six Months Ended June 30,		YTD 2004 vs. 2003
	2004	2003	Amount	%
Balance Sheet (in millions)
Average operating lease assets outstanding	$1,070	$1,937	$(867)	(44.8)%
Income Statement (in thousands)
Net rental income	155,919	$250,776	$(94,857)	(37.8)
Fees	8,381	11,047	(2,666)	(24.1)
Recoveries - early terminations	3,273	4,944	(1,671)	(33.8)

Total Operating Lease Income	167,573	266,767	(99,194)	(37.2)

Depreciation and residual losses at termination	121,344	190,670	(69,326)	(36.4)
Losses - early termination	11,929	23,857	(11,928)	(50.0)

Total Operating Lease Expense	133,273	214,527	(81,254)	(37.9)

Net Earnings Contribution	$34,300	$52,240	$(17,940)	(34.3)%

Earnings ratios (1)
Net rental income	29.1%	25.9%	3.3%	12.6%
Depreciation and residual losses at termination	22.7%	19.7%	3.0%	15.2%

(1)	As a percent of average operating lease assets, quartlery amounts annualized.

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

2004 Second Quarter versus 2003 Second Quarter and 2004 First Quarter

Average operating lease assets in the 2004 second quarter were $1.0 billion, down 46% from the year-ago quarter and 12% from the 2004 first quarter.

Operating lease income, which totaled $78.7 million in the 2004 second quarter, represented 36% of non-interest income in the quarter. Operating lease income was down $49.9 million, or 39%, from the year-ago quarter and $10.2 million, or 11%, from the 2004 first quarter, reflecting the declines in average operating leases. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net earnings contribution was down 37% and 11%, respectively, from the year-ago and 2004 first quarter. Fees declined 11% from the year-ago quarter, but increased $1.3 million, or 37%, from the first quarter, reflecting the recognition of deferred fees resulting from higher than expected prepayments of operating lease assets. Recoveries from early terminations declined 45% from the year-ago quarter and 19% from the first quarter.

Operating lease expense totaled $62.6 million, down $40.4 million, or 39%, from the year-ago quarter and down $8.1 million, or 12%, from the 2004 first quarter. These declines also reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated. Losses on early terminations, included in operating lease expense, declined $6.4 million, or 55%, from the year-ago quarter, and $1.6 million, or 24%, from the prior quarter.

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

The ratio of operating lease asset credit losses, net of recoveries, to average operating lease assets outstanding was an annualized 1.51% in the current quarter, 1.97% in the year-ago quarter, and 1.78% in the 2004 first quarter.

On a quarterly basis, Management evaluates the amount of residual value losses that it anticipates will result from the estimated fair value of a leased vehicle being less than the residual value inherent in the lease. Fair value includes estimated net proceeds from the sale of the leased vehicle plus expected residual value insurance proceeds and amounts expected to be collected from the lessee for excess mileage and other items that are billable under terms of the lease contract. When estimating the amount of expected insurance proceeds, Management takes into consideration policy caps that exist in two of the residual value insurance policies and whether it expects aggregate claims under such policies to exceed these caps. Management currently anticipates that aggregate claims for losses under the policy that insures residual values on automobile leases originated prior to October 2000 will exceed the policy cap of $120 million. Residual value losses exceeding the insurance policy cap are reflected in higher depreciation expense over the remaining life of the affected automobile lease. Also as part of its quarterly analysis, Management evaluates automobile leases individually for impairment.

All automobile leases covered under the two policies containing caps are accounted for using the operating lease method of accounting. Accordingly, residual value losses are provided for as additional depreciation expense over the remaining term to maturity of the underlying lease so that the carrying amount of the operating lease asset at the end of the lease term does not exceed its estimated fair value. At June 30, 2004, estimated future residual value losses on operating leases outstanding were expected to be between $15 million to $19 million. As of June 30, 2004, $11.7 million of this amount had been provided for through additional depreciation expense. Any remaining losses above $11.7 million will be provided for through additional depreciation expense over future periods.

2004 First Six Months versus 2003 First Six Months

Average operating lease assets in the first six months of 2004 were $1.1 billion, down 45% from the comparable year-ago period.

Operating lease income, which totaled $167.6 million in the first six months of 2004, was down $99.2 million, or 37%, from the comparable year-ago period, reflecting the decline in average operating leases. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income for the first six months of 2004 was down 38%, with fees declining 24%. Recoveries from early terminations declined 34% from the comparable year-ago six-month period.

Operating lease expense for the first six months of 2004 totaled $133.3 million, down $81.3 million, or 38%, from the year-ago period. This decline also reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated. Losses on early terminations for the first six months of 2004, included in operating lease expense, declined $11.9 million, or 50%, from the comparable year-ago period.

The ratio of operating lease asset credit losses, net of recoveries, to average operating lease assets outstanding for the first six months was an annualized 1.62% in the current six-month period, down from 1.95% in the comparable year-ago period.

Provision for Income Taxes

The provision for income taxes in the second quarter of 2004 was $43.4 million and represented an effective tax rate on income before taxes of 28.3%. The provision for income taxes increased $6.7 million from the year-ago quarter, primarily due to higher pre-tax income. The effective tax rates in the second quarter of 2003 and first quarter of 2004 were 27.5% and 25.1%, respectively. For the first six months of 2004, provision for income taxes was $78.3 million and represented an effective tax rate on income before taxes of 26.8%. This increased $11.0 million from the same period in 2003, in which the effective tax rate was 26.3%, reflecting higher pre-tax income.

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

The cost of investments in partnerships, along with the related tax credit is recognized in the financial statements as a component of income taxes under the effective yield method. The cost of the investment in partnerships is reported in non-interest expense. During the second quarter 2004, $5.8 million of costs related to such investments in partnerships were recorded in non-interest expense.

In accordance with FAS 109, Accounting for Income Taxes, no deferred income taxes are to be recorded when a company intends to permanently reinvest their earnings from a foreign activity. As of June 30, 2004, the company intended to permanently reinvest the earnings from its foreign asset securitization activities of approximately $79.4 million.

Management expects the 2004 effective tax rate to remain below 30% as the level of tax-exempt income, general business credits, and asset securitization activities remain consistent with prior years.

CREDIT RISK

Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. The company is subject to credit risk in lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of the company’s credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk represents a limited portion of the total risks associated with the investment portfolio and is incidental to trading activities. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management. There are very specific and differing methodologies for managing credit risk for commercial credits compared with consumer credits (see Credit Risk Management section of the company’s 2003 Form 10-K for a complete discussion).

Loan and Lease Composition

Table 10 reflects period-end loan and lease portfolio mix by type of loan or lease, as well as by business segment:

Table 10 - Loans and Lease Portfolio Composition

	June 30, 2004 (1)		March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Commercial and industrial	$5,277	23.3%	$5,480	25.9%	$5,314	25.2%	$5,433	25.7%	$5,532	28.9%
Commercial real estate	4,514	19.9	4,272	20.2	4,172	19.8	4,047	19.1	3,951	20.7

Total Commercial	9,791	43.2	9,752	46.0	9,486	45.0	9,480	44.8	9,483	49.6

Consumer
Automobile loans	1,815	8.0	2,267	10.7	2,992	14.2	3,709	17.5	2,367	12.4
Automobile leases	2,185	9.6	2,066	9.7	1,902	9.0	1,688	8.0	1,481	7.9
Home equity	4,315	19.0	3,980	18.8	3,792	18.0	3,590	17.0	3,436	18.0
Residential mortgage	3,284	14.5	2,757	13.0	2,531	12.0	2,326	11.0	1,915	10.0
Other loans	386	1.7	372	1.8	372	1.8	380	1.7	378	2.1

Total Consumer	11,984	52.9	11,442	54.0	11,589	55.0	11,693	55.2	9,577	50.4

Total Loans and Leases	$21,776	96.1%	$21,194	100.0%	$21,075	100.0%	$21,173	100.0%	$19,060	100.0%

Total automobile loans and leases	$3,999	17.6	$4,333		$4,894		$5,397		$3,848
Operating lease assets	889	3.9	1,071		1,260		1,455		1,673
Securitized loans	—	—	28		37		49		1,076

Total Automobile Exposure (2)	$4,888	21.6%	$5,432	24.4%	$6,191	27.7%	$6,901	30.4%	$6,597	30.2%

Total Credit Exposure	$22,664	100.0%	$22,293	100.0%	$22,372	100.0%	$22,677	100.0%	$21,809	100.0%

By Business Segment (3)
Regional Banking
Central Ohio	$5,652	24.9%	$4,988	22.4%	$4,652	20.8%	$4,491	19.8%	$4,080	18.7%
Northern Ohio	2,694	11.9	2,681	12.0	2,579	11.5	2,639	11.6	2,712	12.4
Southern Ohio/Kentucky	1,759	7.8	1,703	7.6	1,677	7.5	1,623	7.2	1,547	7.1
West Michigan	2,216	9.8	2,155	9.7	2,077	9.3	2,028	8.9	1,967	9.0
East Michigan	1,359	6.0	1,341	6.0	1,268	5.7	1,306	5.8	1,225	5.6
West Virginia	811	3.6	808	3.6	802	3.6	802	3.5	796	3.6
Indiana	811	3.6	753	3.4	731	3.3	741	3.3	729	3.3

Total Regional Banking	15,302	67.5	14,429	64.7	13,786	61.7	13,630	60.1	13,056	59.9

Dealer Sales	5,840	25.8	6,399	28.7	7,095	31.6	7,598	33.5	7,373	33.8
Private Financial Group	1,381	6.1	1,322	5.9	1,296	5.8	1,260	5.6	1,181	5.4
Treasury / Other	141	0.6	143	0.7	195	0.9	189	0.8	199	0.9

Total Credit Exposure	$22,664	100.0%	$22,293	100.0%	$22,372	100.0%	$22,677	100.0%	$21,809	100.0%

(1)	Effective June 30, 2004, $282 million of commercial and industrial loans were reclassified to commercial real estate to conform to the classification of these loans with the presentation of similar loans.
(2)	Total Loans and leases, operating lease assets and securitized loans.
(3)	Prior period amounts have been reclassified to conform to the current period business segment structure.

During 2004, the composition of the loan and lease portfolio changed such that lower credit risk home equity loans and residential mortgages represented 19% and 14%, respectively, of total credit exposure at June 30, 2004, up from 18% and 10%, respectively, a year earlier. Conversely, C&I loans have declined from 29% a year ago to 23% at June 30, 2004, reflecting, in part, strategies to exit large, individual commercial credits, including out-of-footprint shared national credits.

At the beginning of the 2004 second quarter, the criteria for categorizing commercial loans as either C&I loans or CRE loans was clarified. The new criteria are based on the purpose of the loan. Previously, the categorization was based on the nature of the collateral securing, or partially securing, the loan. As a result of this change, $282 million in C&I loans were reclassified to CRE loans effective June 30, 2004. This change had no impact on total commercial loans, underlying credit quality, or 2004 second quarter reported income. Under this new methodology, as new loans are originated or existing loans renewed, loans secured by owner-occupied real estate will be categorized as C&I loans (previously CRE loans) and unsecured loans for the purpose of developing real estate will be categorized as CRE loans (previously C&I loans).

The company also has a portfolio of automobile operating lease assets. Although these assets are reflected on the balance sheet, they are not part of total loans and leases or earning assets. In addition, prior to June 30, 2004, there was a small pool of securitized automobile loans, which represented off-balance sheet securitized automobile loan assets. Both of these asset classes represent automobile financing credit exposure, despite not being components of total loans and leases. As such, operating lease assets and securitized loans are added to the on-balance sheet automobile loans and leases to determine a total automobile financing exposure, which Management finds helpful in evaluating the overall credit risk for the company.

On June 30, 2004, $512 million of automobile loans were sold and $102 million of automobile loans were transferred to loans held for sale. Combined, these transactions resulted in second quarter net pre-tax gains on the sale of automobile loans of $4.9 million: $5.1 million associated with the $512 million sale, partially offset by a $0.2 million lower of cost or market write-down on the loans held for sale. On a combined basis, these transactions increased the total automobile loans sold since the beginning of 2003 to $3.6 billion. These sales represented a continuation of a strategy to reduce exposure to automobile financing to approximately 20% of total credit exposure (see Table 10). At June 30, 2004, this exposure was $4.9 billion, down from $6.2 billion at year-end, and represented 22% of total credit exposure, down from 24% at the end of the last quarter and from 33% at the end of 2002.

Net Loan and Lease Charge-offs

Table 11 reflects net loan and lease charge-off detail for each of the last five quarters, and the first six-month period for 2003 and 2004:

Table 11 - Net Loan and Lease Charge-offs

Net Charge-offs by Loan and Lease Type

	2004		2003
(in thousands)	Second	First	Fourth	Third	Second
Commercial and industrial	$(2,803)	$5,956	$31,186	$12,222	$26,546
Commercial real estate	2,940	1,637	5,743	3,621	607

Total Commercial	137	7,593	36,929	15,843	27,153

Consumer
Automobile loans	5,604	13,422	11,346	10,773	7,524
Automobile direct financing leases	2,159	3,159	1,936	1,450	1,422

Automobile loans and leases	7,763	16,581	13,282	12,223	8,946

Home equity	3,019	3,116	3,464	3,416	3,671
Residential mortgage	302	316	174	246	267
Other loans	1,294	1,021	1,294	1,046	1,019

Total Consumer	12,378	21,034	18,214	16,931	13,903

Total Net Charge-offs	$12,515	$28,627	$55,143	$32,774	$41,056

Net Charge-offs - Annualized Percentages

	2004		2003
	Second	First	Fourth	Third	Second
Commercial and industrial	(0.20)%	0.44%	2.32%	$0.91%	1.89%
Commercial real estate	0.28	0.16	0.56	0.36	0.06

Total Commercial	0.01	0.32	1.55	0.68	1.14

Consumer
Automobile loans	0.96	1.77	1.29	1.20	1.06
Automobile direct financing leases	0.40	0.64	0.43	0.36	0.44

Automobile loans and leases	0.69	1.32	1.00	0.94	0.87

Home equity	0.29	0.32	0.38	0.39	0.44
Residential mortgage	0.04	0.05	0.03	0.05	0.06
Other loans	1.30	1.15	1.34	1.14	1.08

Total Consumer	0.41	0.70	0.61	0.61	0.57

Net Charge-offs as a % of Average Loans	0.23%	0.53%	1.03%	0.64%	0.85%

Table 11 - Net Loan and Lease Charge-offs, Continued

Net Charge-offs by Loan and Lease Type

	Six Months Ending June 30,
(in thousands)	2004	2003
Commercial and industrial	$3,153	$41,450
Commercial real estate	4,577	1,153

Total Commercial	7,730	42,603

Consumer
Automobile loans	19,026	18,147
Automobile direct financing leases	5,318	2,342

Automobile loans and leases	24,344	20,489

Home equity	6,135	7,724
Residential mortgage	618	412
Other loans	2,315	2,664

Total Consumer	33,412	31,289

Total Net Charge-offs	$41,142	$73,892

Net Charge-offs - Annualized Percentages

	Six Months Ending June 30,
	2004	2003
Commercial and industrial	0.12%	1.47%
Commercial real estate	0.22	0.06

Total Commercial	0.16	0.90

Consumer
Automobile loans	1.42	1.23
Automobile direct financing leases	0.52	0.40

Automobile loans and leases	1.02	1.63

Home equity	0.31	0.47
Residential mortgage	0.04	0.04
Other loans	1.23	1.39

Total Consumer	0.56	0.65

Net Charge-offs as a % of Average Loans	0.38%	0.77%

2004 Second Quarter versus 2003 Second Quarter and 2004 First Quarter

Total net charge-offs for the 2004 second quarter were $12.5 million, or an annualized 0.23% of average total loans and leases. This was a reduction from $41.1 million, or 0.85%, in the year-ago quarter and from $28.6 million, or 0.53% of average total loans and leases, in the prior quarter. Total net charge-offs in the current and 2004 first quarter were influenced by one-time events.

Current quarter total net charge-offs were reduced by a $9.7 million one-time recovery on a C&I loan charged-off in the fourth quarter of 2002. This recovery lowered total commercial (C&I and CRE) net charge-offs by an annualized 39 basis points and total loan and lease net charge-offs by 18 basis points. Excluding the impact of this recovery, current quarter total net charge-offs would have been $22.2 million, or an annualized 0.41% of average total loans and leases. As previously reported, total net charge-offs in the 2004 first quarter included a one-time $4.7 million cumulative increase in automobile loan and lease charge-offs related to the accounting treatment of certain auto-related insurance policies. Excluding the 8 basis point impact of this adjustment, 2004 first quarter net charge-offs would have represented 0.45% of average total loans and leases.

Total commercial (C&I and CRE) net charge-offs in the second quarter were only $0.1 million. Adjusting for the $9.7 million recovery noted above (39 basis point impact), total commercial net charge-offs would have been $9.8 million, or an annualized 0.40% of related loans, down from $27.2 million, or 1.14% of related loans, in the year-ago quarter, and up from $7.6 million, or 0.32%, in the 2004 first quarter.

Total consumer net charge-offs in the current quarter were $12.4 million, or an annualized 0.41% of related loans. This compared with $13.9 million, or 0.57%, in the year-ago quarter, and $21.0 million, or 0.70% of related loans, in the 2004 first quarter. First quarter net consumer charge-offs included 15 basis points related to the one-time $4.7 million cumulative adjustment noted above.

Total automobile loan and lease net charge-offs in the 2004 second quarter were $7.8 million, or 0.69% of average automobile loans and leases. This compared with $8.9 million of net charge-offs, or 0.87%, in the year-ago quarter and $16.6 million, or 1.32%, in the first quarter. The first quarter net charge-offs included 37 basis points from the one-time $4.7 million cumulative adjustment.

2004 First Six Months versus 2003 First Six Months

Total net charge-offs for the first six months of 2004 were $41.1 million, or an annualized 0.38% of average total loans and leases. This was a reduction from $73.8 million, or 0.77%, in the comparable year-ago period.

Total commercial (C&I and CRE) net charge-offs in the first six months of 2004 were only $7.7 million, or 0.16%, down from $42.6 million, or 0.90%, in the comparable year-ago period. The decline from the year-ago period reflected a $9.7 million C&I recovery in the 2004 first six-month period.

Total consumer net charge-offs in the first six months of 2004 were $33.4 million, or 0.56% of related loans. This compared with $31.2 million, or 0.65%, in the comparable year-ago period.

Total automobile loan and lease net charge-offs in the first six months of 2004 were $24.3 million, or 1.02% of average automobile loans and leases. This compared with $20.5 million, or 1.00% of average automobile loans and leases, in the year-ago six-month period.

For the second half of 2004, total loan and lease net charge-offs are expected to be in the 0.40%-0.45% range, including third and fourth quarter seasonality associated with automobile loan and lease net charge-offs.

Non-performing Assets and Past Due Loans and Leases

Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters:

Table 12 - Non-Performing Assets and Past Due Loans and Leases

	Three Months Ended
(in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Non-accrual loans and leases
Commercial and industrial	$32,044	$45,056	$43,387	$82,413	$86,021
Commercial real estate	15,782	20,019	22,399	30,545	22,398
Residential mortgage	13,952	12,052	9,695	8,923	11,735

Total non-performing loans and leases (NPLs)	61,778	77,127	75,481	121,881	120,154
Other real estate, net	12,918	14,567	11,905	15,196	13,568

Total Non-performing Assets (NPAs)	$74,696	$91,694	$87,386	$137,077	$133,722

Accruing loans and leases past due 90 days or more	$51,490	$59,697	$55,913	$66,060	$55,287

NPLs as a % of total loans and leases	0.28%	0.36%	0.36%	0.58%	0.63%
NPLs as a % of total loans and leases and other real estate	0.34%	0.43%	0.41%	0.65%	0.70%

Allowance for loan and lease losses as a % of:
NPLs	464%	383%	397%	276%	256%
NPAs	384%	322%	343%	245%	230%

Allowance for loan and lease losses plus allowance for unfunded commitments and letters of credit:
NPLs	515%	425%	444%	304%	284%
NPAs	426%	357%	384%	270%	255%

Accruing loans and leases past due 90 days or more to total loans and leases	0.24%	0.28%	0.27%	0.31%	0.29%

NPAs were $74.7 million at June 30, 2004, down $59.0 million, or 44%, from the prior year, and down $17.0 million, or 19%, from March 31, 2004. NPAs as a percent of total loans and leases and other real estate were 0.34% at June 30, 2004, down from 0.70% a year-ago and from 0.43% at March 31, 2004. NPAs at June 30, 2004, included $23.3 million of lower-risk residential real estate related assets, which represented 31% of total NPAs. This compared with $20.7 million, or 15%, at the end of the year-ago quarter.

The over 90-day delinquent, but still accruing, ratio was 0.24% at June 30, 2004, down from 0.29% a year ago and 0.28% at March 31, 2004.

Table 13 - Non-Performing Asset Activity

	Three Months Ended
(in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Beginning of Period	$91,694	$87,386	$137,077	$133,722	$140,725
New non-performing assets	25,727	27,208	38,367	52,213	83,104
Returns to accruing status	(1,493)	(54)	(454)	(319)	(9,866)
Loans and lease losses	(12,872)	(10,463)	(39,657)	(22,090)	(30,204)
Payments	(13,571)	(10,717)	(22,710)	(18,905)	(26,831)
Sales	(14,789)	(1,666)	(25,237)	(7,544)	(23,206)

End of Period	$74,696	$91,694	$87,386	$137,077	$133,722

Table 13 reflects NPA activity and shows that during the 2004 second quarter the level of new NPAs continued to decline and totaled $25.7 million, down 69% from the year-ago quarter, and 5% less than in the first quarter. Also, impacting the decline in period-end NPAs was the sale of $14.8 million of NPAs during the 2004 second quarter.

Allowances for Credit Losses (ACL)

The allowances for credit losses (ACL) include the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). Table 14 reflects activity in the ALLL and AULC for the past five quarters:

Table 14 - Allowances for Credit Losses

	Three Months Ended
(in thousands)	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Allowance for Loan and Lease Losses, Beginning of Period	$295,377	$299,732	$336,398	$307,667	$303,636
Loan and lease losses	(30,845)	(37,167)	(68,023)	(43,261)	(49,985)
Recoveries of loans previously charged off	18,330	8,540	12,880	10,487	8,929

Net loan and lease losses	(12,515)	(28,627)	(55,143)	(32,774)	(41,056)

Provision for credit losses	5,027	25,596	26,341	51,615	49,193
Net change in allowance for unfunded loan commitments and lettes of credit	896	3,433	(1,785)	(457)	101
Allowance of assets sold and securitized (1)	(1,850)	(4,757)	(6,079)	10,347	(4,207)

Allowance for Loan and Lease Losses, End of Period	$286,935	$295,377	$299,732	$336,398	$307,667

Allowance for Unfunded Loan Commitments and Letters of Credit, Beginning of Period	$32,089	$35,522	$33,737	$33,280	$33,381
Net change	(896)	(3,433)	1,785	457	(101)

Allowance for Unfunded Loan Commitments and Letters of Credit, End of Period	$31,193	$32,089	$35,522	$33,737	$33,280

Total Allowances for Credit Losses	$318,128	$327,466	$335,254	$370,135	$340,947

Allowances for Credit Losses as a % of total loans and leases	1.46%	1.55%	1.59%	1.75%	1.79%
The ALL as a % of total loans and leases	1.32%	1.39%	1.42%	1.59%	1.61%
Components:
Transaction reserve	0.86%	0.91%	0.88%	0.98%	1.05%
Economic reserve	0.36	0.38	0.40	0.47	0.45
Specific reserve	0.10	0.10	0.14	0.14	0.11

(1)	The third quarter 2003 includes the reserve for loan losses associated with automobile loans contained in one of Huntington’s securitizations trusts consolidated as a result of the adoption of FASB Interpretation No. 46 on July 1, 2003.

The June 30, 2004, ALLL was $286.9 million, down from $307.7 million a year ago and from $295.4 million at March 31, 2004. These declines primarily reflected improving credit quality and the change in the mix of the loan portfolio to lower-risk residential mortgages and home equity loans. Expressed as a percent of period-end loans and leases, the ALLL at June 30, 2004, was 1.32%, down from 1.61% a year-ago and from 1.39% at March 31, 2004. The ALLL as a percent of NPAs was 384% at June 30, 2004, up from 230% a year ago and from 322% at March 31, 2004.

The June 30, 2004, AULC was $31.2 million, down slightly from $33.3 million at the end of the year-ago quarter, and from $32.1 million at March 31, 2004.

On a combined basis, the ACL as a percent of total loans and leases was 1.46% at June 30, 2004, compared with 1.79% a year ago and 1.55% at the end of last quarter. Similarly, the ACL as a percent of NPAs was 426% at June 30, 2004, compared with 255% a year earlier and 357% at March 31, 2004.

The ALLL consists of three components, the transaction reserve, the economic reserve, and specific reserves (see the Credit Risk discussion in company’s 2003 Form 10-K for additional discussion).

Transaction reserve – This ALLL component is based on historical portfolio performance information. Specifically, the probability-of-default and the loss-in-event-of-default are assigned an expected risk factor based on the type and structure of each credit. Reserve factors are then calculated and applied at an individual loan level for all products.

Specific reserve – This ALLL component represents the sum of credit-by-credit reserve decisions for individual C&I and CRE loans when it is determined that the related expected risk factor is insufficient to cover the estimated losses embedded in the specified credit facility.

Economic reserve – This ALLL component reflects anticipated losses impacted by changes in the economic environment. As previously reported, effective January 1, 2004, the company adopted a significantly more quantitative approach to the calculation of the economic reserve component. In order to quantify the economic reserve, the company identified four statistically significant indicators of loss volatility over the seven-year period from 1996 through 2003. The four variables as identified by the regression model are: (1) the US Index of Leading Economic Indicators, (2) the US Corporate Profits Index, (3) the US Unemployment Index, and (4) the University of Michigan Current Consumer Confidence Index.

This methodology permits the decomposition of the total ALLL ratio into these three components and provides increased insight into the rationale for increases or decreases in the overall ALLL ratio. As shown in Table 14, the ALLL ratio at June 30, 2004 was 1.32%, of which 0.86% represented the transaction reserve, 0.36% the economic reserve, and 0.10% specific reserves. This analysis shows that of the 7 basis point decline in the ALLL ratio from 1.39% at March 31, 2004, the transaction reserve accounted for 5 basis points. The sale of lower-performing commercial credits during the 2004 second quarter, along with the release of their inherent higher than average transaction reserve component, as well as the change in the overall loan and lease portfolio toward higher credit quality loans, contributed to this decline. The remaining 2 basis points of decline in the ALLL ratio represented lower relative economic reserves, reflecting an improved economic outlook. Specific reserves were unchanged at 10 basis points. This more quantitative methodology for determining the ALLL will be more responsive to changes in the portfolio mix, the economic environment, and to individual credit situations, with the result being an ALLL ratio that exhibits greater quarterly fluctuations.

MARKET RISK

Market risk is the potential for losses in the fair value of the company’s assets and liabilities due to changes in interest rates, exchange rates, and equity prices. The company incurs market risk in the normal course of business. Market risk arises when the company extends fixed-rate loans, purchases fixed-rate securities, originates fixed-rate certificates of deposit (CDs), obtains funding through fixed-rate borrowings, and leases automobiles and equipment based on expected lease residual values. Market risk arising from changes in interest rates, which affects the market values of fixed-rate assets and liabilities, is interest rate risk. Market risk arising from the possibility that the uninsured residual value of leased assets will be different at the end of the lease term than was estimated at the lease’s inception is residual value risk. From time to time, the company also has small exposures to trading risk and foreign exchange risk. At June 30, 2004, the company had $20.6 million of trading assets, primarily in its broker/dealer businesses.

Interest Rate Risk

Interest rate risk is the primary market risk incurred by the company. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.

Management seeks to minimize the impact of changing interest rates on the company’s net interest income and the fair value of assets and liabilities. The board of directors establishes broad policies regarding interest rate and market risk and liquidity risk. The asset and liability committee (ALCO) establishes specific operating limits within the parameters of the board of directors’ policies. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with board of directors approved risk tolerances (see Interest Rate Risk discussion in the company’s 2003 Form 10-K for a complete discussion.)

Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. The economic value analysis (Economic Value of Equity or EVE) is calculated by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets and liabilities.

The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next twelve-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of June 30, 2004, and March 31, 2004. All of the positions were well within the board of directors’ policy limits.

Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200
Board Policy Limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2004	N.M.	-0.3%	-0.0%	-0.1%
March 31, 2004	N.M.	-0.5%	-0.1%	-0.3%
December 31, 2003	N.M.	-0.3%	-0.2%	-0.5%

N.M., not meaningful.

The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.

Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200
Board Policy Limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2004	N.M.	+1.5%	-2.8%	-6.2%
March 31, 2004	N.M.	+0.1%	-2.7%	-6.2%
December 31, 2003	N.M.	+1.8%	-3.5%	-7.9%

N.M., not meaningful.

LIQUIDITY RISK

The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen or unpredictable circumstances. The liquidity of the Bank is available to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues (see Liquidity discussion in the company’s 2003 Form 10-K for a complete discussion.)

The primary source of funding is core deposits from retail and commercial customers (see Table 15). As of June 30, 2004, core deposits totaled $16.5 billion, and represented 85% of total deposits. This compared with $15.9 billion, or 87% of total deposits, a year earlier. Most of the growth in core deposits was attributable to growth in interest bearing and non-interest bearing demand deposits as retail CDs declined.

Table 15 - Deposit Liabilities

	June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003		June 30, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Demand deposits
Non-interest bearing	$3,327	17.1%	$2,918	15.4%	$2,987	16.2%	$3,003	15.9%	$3,110	16.9%
Interest bearing	7,124	36.6	6,866	36.2	6,411	34.7	6,425	34.1	6,332	34.5
Savings deposits	3,011	15.5	3,002	15.8	2,960	16.0	3,000	15.9	3,085	16.8
Retail certificates of deposit	2,412	12.4	2,395	12.6	2,462	13.3	2,484	13.2	2,739	14.9
Other domestic time deposits	595	3.1	608	3.2	631	3.4	638	3.4	664	3.6

Total Core Deposits	16,470	84.7	15,789	83.2	15,451	83.6	15,550	82.5	15,930	86.7
Domestic time deposits of $100,000 or more	808	4.2	791	4.2	789	4.3	844	4.5	826	4.5
Brokered time deposits and negotiable CDs	1,679	8.6	1,942	10.2	1,772	9.6	1,837	9.8	1,224	6.7
Foreign time deposits	508	2.5	467	2.4	475	2.5	603	3.2	391	2.1

Total Deposits	$19,465	100.0%	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%	$18,371	100.0%

By Business Segment (2)
Central Ohio	$4,386	22.5%	$4,378	23.1%	$4,184	22.6%	$4,189	22.3%	$5,045	27.5%
Northern Ohio	3,774	19.4	3,517	18.5	3,505	19.0	3,531	18.8	3,529	19.2
Southern Ohio/Kentucky	1,559	8.0	1,476	7.8	1,442	7.8	1,437	7.6	1,413	7.7
West Michigan	2,599	13.4	2,609	13.7	2,457	13.3	2,529	13.4	2,582	14.1
East Michigan	2,081	10.7	2,030	10.7	1,988	10.8	2,000	10.6	2,078	11.3
West Virginia	1,369	7.0	1,292	6.8	1,315	7.1	1,324	7.0	1,339	7.3
Indiana	668	3.4	637	3.4	648	3.5	661	3.5	640	3.4

Total Regional Banking	16,435	84.4	15,939	84.0	15,539	84.1	15,671	83.2	16,626	90.5
Dealer Sales	71	0.4	77	0.4	77	0.4	65	0.4	68	0.4
Private Financial Group	1,016	5.2	1,057	5.6	1,164	6.3	1,117	5.9	1,029	5.6
Treasury/Other (1)	1,943	10.0	1,916	10.0	1,707	9.2	1,981	10.5	648	3.5

Total Deposits	$19,465	100.0%	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%	$18,371	100.0%

(1)	Comprised largely of brokered deposits and negotiable CDs.
(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

Liquidity policies and limits are established by the board of directors, with operating limits set by ALCO. Two primary liquidity measures are the ratio of loans and operating lease assets to deposits and the percentage of assets funded with non-core, or wholesale, liabilities. The limits set by the board for these two liquidity measures are 135% and 40%, respectively. At June 30, 2004, the actual ratio of loans and operating leases to deposits was 116%, while the percentage of assets funded with non-core or wholesale liabilities was 35%. In addition, guidelines are established by ALCO to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating agency changes. ALCO meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan.

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

As a result of the formal SEC investigation announced June 26, 2003, Standard and Poor’s rating agency placed the company’s debt ratings on “CreditWatch Negative”. On April 15, 2004, Standard and Poor’s removed the company’s debt rating from “CreditWatch Negative” and revised the outlook to “Stable” from “Negative.” Credit ratings are as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS

Like other financial organizations, Huntington has various commitments in the ordinary course of business that, under GAAP, are not recorded in the financial statements. Specifically, Huntington makes various commitments to extend credit to customers, to sell loans, and to maintain obligations under operating-type non-cancelable leases for its facilities. Derivatives and other off-balance sheet arrangements are discussed under the “Market Risk” section of the company’s 2003 Form 10-K.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. There were $962 million of outstanding standby letters of credit at June 30, 2004. Non-interest income was recognized from the issuance of these standby letters of credit of $2.8 million for the period ended June 30, 2004. The carrying amount of deferred revenue related to standby letters of credit at June 30, 2004, was $3.2 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the company and the Bank are required to hold.

CAPITAL

Capital is managed both at the parent and the Bank levels. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, and operation risks inherent in the company’s business and to provide the flexibility needed for future growth and new business opportunities. Management places significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized, and Management continually strives to maintain an appropriate balance between capital adequacy and providing attractive returns to shareholders.

Shareholders’ equity totaled $2.4 billion at June 30, 2004. This balance represented a $111 million increase from December 31, 2003. The growth in shareholders’ equity resulted from the retention of net income after dividends to shareholders of $134 million and stock option exercises of $7 million. The growth was offset by a decrease in accumulated other comprehensive income of $30 million. The decrease in accumulated other comprehensive income primarily resulted from a decline in the market value of securities available for sale, partially offset by an increase in the market value of cash flow hedges at June 30, 2004, compared with December 31, 2003.

At June 30, 2004, the company had unused authority to repurchase up to 7.5 million shares. On September 4, 2001, options totaling 3.2 million shares were granted to all employees, the vesting of which occurs on September 4, 2006, or earlier should Huntington’s common stock closing price for five consecutive trading days be at or above $25.00. Huntington’s common stock price closed at $25.07 on August 2, 2004, thus increasing the possibility that the remaining 2.2 million options outstanding at June 30, 2003, may vest in the near future. Should that occur, there is also the possibility that a portion of the current stock repurchase authorization would be used to help mitigate the dilutive earnings impact resulting from the issuance of these shares. These, and any additional purchases including the 2.5 million shares associated with the Unizan merger, will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

On July 16, 2004, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per common share, up 14.3% from the current quarterly dividend of $0.175 per common share. The dividend is payable October 1, 2004, to shareholders of record on September 17, 2004.

Table 16 - Quarterly Common Stock Summary

	2004		2003
	Second	First	Fourth	Third	Second
Common Stock Price
High (1)	$23.120	$23.780	$22.550	$20.890	$21.540
Low (1)	20.890	21.000	19.850	19.220	18.030
Close	22.980	22.030	22.500	19.850	19.510
Average closing price	22.050	22.501	21.584	20.199	19.790
Book value per share	$10.40	$10.31	$9.93	$9.79	$9.63

Dividends
Cash dividends declared	$0.175	$0.175	$0.175	$0.175	$0.160

Common shares outstanding (000s)

Average — Basic	229,429	229,227	228,902	228,715	228,633
Average — Diluted	232,659	232,915	231,986	230,966	230,572
Ending	229,476	229,410	229,008	228,870	228,660

Common Share Repurchase Program (000s)

Number of Shares Repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

Average equity to average assets in the 2004 second quarter was 7.42%, down from 7.66% a year earlier, but up from 7.39% for the first quarter of 2004 (see Table 17). At June 30, 2004, the tangible equity to assets ratio was 6.95%, down from 7.06% a year ago, and from 6.97% March 31, 2004. The decline from the year-ago period primarily reflected the impact of the 2003 third quarter adoption of FIN 46, which resulted in the consolidation of $1.0 billion of securitized automobile loans, partially offset by earnings-related growth in capital. The increase from March 31, 2004, primarily reflected growth in retained earnings.

Table 17 - Capital Adequacy

	Three Months Ended
(in millions)	June 30, 2004	March 31 2004	December 31, 2003	September 30, 2003	June 30, 2003
Total Risk-Adjusted Assets	$28,413	$28,236	$28,164	$27,949	$27,456

Tier 1 Risk-Based Capital Ratio	9.00%	8.74%	8.53%	8.40%	8.32%
Total Risk-Based Capital Ratio	12.58%	12.38%	11.95%	11.19%	11.11%
Tier 1 Leverage Ratio	8.22%	8.08%	7.98%	7.94%	8.25%

Tangible Equity / Assets Ratio	6.95%	6.97%	6.79%	6.77%	7.06%
Tangible Equity / Risk-Weighted Assets Ratio	7.64%	7.61%	7.30%	7.24%	7.23%
Average equity / average assets	7.42%	7.39%	7.32%	7.49%	7.66%

At June 30, 2004, the tangible equity to risk-weighted assets ratio was 7.64%, up significantly from 7.23% in the year-ago quarter, and up from 7.61% at March 31, 2004. The increase in the tangible equity to risk-weighted assets ratio reflected primarily the positive impact resulting from reducing the overall risk profile of earning assets throughout this period, most notably a less risky loan portfolio mix, as well as growth in low risk investment securities.

The Federal Reserve Board, which supervises and regulates the company, sets minimum capital requirements for each of these regulatory capital ratios. In the calculation of these risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Huntington’s Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios, and risk-adjusted assets for the recent five quarters are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively. At June 30, 2004, the company had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At June 30, 2004, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

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

Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items discussed in Note 8 to the Condensed Consolidated Financial Statements. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used by Management to determine the success of strategies and future earnings capabilities.

Regional Banking

Regional Banking provides products and services to retail, business banking, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the company’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 57% and 81% of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank—Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking serves middle-market and commercial banking relationships, which use a variety of banking products and services including, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

2004 Second Quarter versus 2003 Second Quarter

Regional banking contributed $60.9 million of the company’s net operating earnings in the second quarter of 2004, up $35.9 million from the second quarter of 2003. This increase primarily reflected a $44.5 million reduction in provision for credit losses. Also benefiting comparisons with the year-ago quarter was a $15.3 million, or 7%, growth in revenue, reflecting a $4.7 million, or 3%, increase in net interest income and $10.7 million, or 15%, increase in non-interest income. The benefits of lower provision for credit losses and higher revenue from the year-ago quarter were partially offset by expense growth of $4.5 million, or 3%. The ROA in the 2004 second quarter was 1.52%, up from 0.69% in the year-ago quarter. The ROE was 23.9% in the current quarter, up from 9.8% in the 2003 second quarter.

Compared with the year-ago quarter, 2004 second quarter net interest income increased $4.7 million, or 3%, reflecting a 14% increase in average total loans and 5% increase in average total deposits, partially offset by a 28 basis point decline in net interest margin to 4.15% from 4.43%.

Average total loans increased $1.8 billion, or 14%, primarily reflecting a $1.0 billion, or 66%, increase in average residential mortgages, a $0.7 billion, or 24%, increase in home equity loans and lines of credit, as well as a $0.3 billion, or 10%, increase in average CRE loans. The growth in home equity, residential mortgages, and CRE loans reflected the favorable impact of low interest rates on demand for real estate-related financing. In addition, the launch of a new Consumer First Mortgage, targeted at high convenience, low loan-to-value ratio borrowers, accounted for $0.3 billion of the $0.7 billion increase in average home equity loans and lines of credit. Total average C&I loans declined $0.3 billion, or 7%, from the year-ago quarter. The decline in C&I loans was due in part to weak demand, as well as the impact from continued strategies to lower exposure to large individual commercial credits, including shared national credits. Small Business C&I and CRE loans (included in total average C&I and CRE loans) increased $0.2 billion, or 11%, due to specific strategies that focus on this business segment.

Average total deposits increased $0.8 billion, or 5%. This reflected strong growth in average interest bearing demand deposits, up $1.0 billion, or 19%, and a $0.1 billion, or 5%, increase in non-interest bearing deposits, which was partially offset by a $0.5 billion, or 12%, decline in domestic time deposits. Of the $0.8 billion increase in average total deposits, Corporate Banking accounted for $0.6 billion and Small Business $0.4 billion, with average total deposits in Retail Banking declining $0.1 billion.

The company continued to focus on customer service and delivery channel optimization. From the year-ago quarter, eight banking offices were opened while nine were closed. Progress was made in improving the Retail Banking 90-day cross sell ratio, from 1.9 products or services to 2.2, a 19% improvement. Further, the online banking penetration of retail households with on-line banking increased to 35% from 26% a year earlier, with a 37% increase in the number of online customers.

The 28 basis points, or an effective 6%, decline in the net interest margin to 4.15% from 4.43% reflected a combination of factors. This included a shift in the loan portfolio mix to lower-margin, but higher credit quality, consumer residential real estate-related loans. In addition, interest rates offered on deposits have been near historical lows throughout this period, and as rates continued to fall from a year-ago, it was increasingly difficult to make commensurate reductions in deposit rates compared with reductions in loan yields.

Provision for credit losses for the second quarter of 2004 represented a credit of $3.9 million, or $44.5 million less than in the year-ago quarter. This decline reflected the overall improvement in credit quality, as well as the shift to lower-rate, lower-risk residential mortgages and home equity loans and lines. Net charge-offs were only $1.8 million, or an annualized 0.05% of average loans and leases, down from $31.6 million, or 0.97%, in the year-ago quarter. The 2004 second quarter net charge-offs were reduced by a $9.7 million C&I recovery on a single credit charged-off in the 2002 fourth quarter (see Credit Risk for additional discussion regarding charge-offs and allowance for loan loss reserve methodologies).

Non-interest income increased $10.7 million, or 15%, from the year-ago quarter, reflecting a combination of factors including higher mortgage banking income, an increase in deposit service charges, growth in brokerage and insurance income, and an increase in other income, partially offset by a decline in other service charges and fees.

Mortgage banking income increased $6.2 million, or 89%, from the year-ago quarter largely as a result of a change in reporting methodology. In 2004, MSR impairment and recovery is reflected in the Treasury/Other segment, whereas in the year-ago quarter MSR impairment of $6.4 million was reflected in Regional Banking. Deposit service charges increased $2.7 million, or 7%, reflecting higher personal NSF and overdraft fees. The $1.6 million, or 16%, increase in other income was due primarily to the full year impact of the 2003 adoption of FIN 45 for standby letters of credit, which recognizes fees over the life of the related guarantee, rather than at the time of quarterly or annual billings. Brokerage and insurance income increased $0.7 million, or 18%, due to higher credit protection insurance fees. The $0.7 million, or 7%, decline in other service charges and fees reflected lower interchange fees on debit card transactions.

Non-interest expense increased $4.5 million, or 3%, from the year-ago quarter. Higher personnel costs contributed $2.0 million to this increase due to an increase in the number of employees, as well as higher benefit costs. The $2.3 million, or 3%, increase in other expenses reflected higher occupancy, printing and supplies, depreciation, and outside servicing expenses, partially offset by lower marketing, telecommunications, legal and professional, and transportation expenses.

2004 Second Quarter versus 2004 First Quarter

Regional Banking earnings in the 2004 second quarter increased $12.8 million, or 27%, from the 2004 first quarter. This reflected a $14.4 million, or 6%, increase in revenue as non-interest income increased $10.4 million, or 14%, and net interest income increased $4.0 million, or 3%. Also contributing to the increase in earnings was a $6.1 million reduction in provision for credit losses. The benefits of higher revenue and lower provision for credit losses were partially offset by a slight increase in non-interest expense. The ROA in the 2004 second quarter was 1.52%, up from 1.27% in the 2004 first quarter, with the ROE of 23.9%, up from 19.2% in the prior quarter.

Net interest income increased $4.0 million, or 3%, from the prior quarter, reflecting growth in average total loans and deposits, partially offset by a decline in the net interest margin to 4.15% from 4.25%.

Average total loans increased $0.7 billion, or 5%. Consumer loans increased 10%, reflecting strong growth in residential mortgages and home equity loans and lines of credit. Average C&I loans increased 2% with CRE loans increasing 1%. The growth in average C&I loans is encouraging and may reflect the positive impact of a recovering economy. Total average deposits increased $0.7 billion, or 5%, reflecting strong growth in interest bearing and non-interest bearing demand deposits, up 10% and 7%, respectively.

From the end of the 2004 first quarter, the number of demand deposit account (DDA) households increased 1%, and the 90-day cross sell ratio of 2.2 products was unchanged. On-line banking penetration of retail households increased to 35% from 34%, and the number of active online users increased 5%.

The $6.1 million decline in provision for credit losses from the first quarter reflected the combination of improved credit quality performance and improved economic outlook, as well as the continued lowering of the overall credit risk profile of the loan portfolio through the growth in residential real estate-related loans. Net charge offs were $1.8 million, or an annualized 0.05% of average loans and leases in the current quarter, down from $11.6 million, or 0.33%, in the first quarter, primarily attributable to the $9.7 million C&I recovery in the current quarter.

Non-interest expense increased $0.7 million from the first quarter of 2004. This increase was largely due to a $1.9 million increase in other expenses, as personnel expense declined $1.4 million. The increase in other expenses reflected higher other real estate owned expenses, low income housing investment amortization, printing and supplies costs, and operating losses. Personnel expense declined due to higher FASB 91 deferred salary costs associated with higher loan production.

2004 First Six Months versus 2003 First Six Months

Regional banking contributed $108.9 million of the company’s net operating earnings in the first six months of 2004, up $48.8 million from the comparable year-ago period. This increase primarily reflected a $65.9 million reduction in provision for credit losses. Also benefiting comparisons with the year-ago period was a $20.3 million, or 5%, growth in revenue, reflecting a $9.3 million, or 3%, increase in net interest income and $11.1 million, or 8%, increase in non-interest income. The benefits of lower provision for credit losses and higher revenue from the year-ago period were partially offset by expense growth of $11.3 million, or 4%. The ROA in the first six months of 2004 was 1.39%, up from 0.85% in the year-ago period. The ROE was 21.5% in the first six months, up from 12.1% in the comparable 2003 period.

Net interest income in the first six months of 2004 increased $9.3 million, or 3%, reflecting a 12% increase in average total loans and 4% increase in average total deposits, partially offset by a 27 basis point decline in net interest margin to 4.19% from 4.45%.

Average total loans increased $1.5 billion, or 12%, primarily reflecting a $0.8 billion, or 57%, increase in average residential mortgages, a $0.7 billion, or 22%, increase home equity loans and lines of credit, as well as a $0.4 billion, or 11%, increase in average CRE loans. Total average C&I loans declined $0.4 million, or 8%, from the year-ago six-month period. The growth in home equity, residential mortgages, and CRE loans, as well as the decline in C&I loans reflected the same factors noted above in the year-ago quarter. Small Business C&I and CRE loans (included in total average C&I and CRE loans) increased $0.2 billion, or 11%, due to specific strategies that focus on this business segment.

Average total deposits increased $0.6 billion, or 4%. This reflected strong growth in average interest bearing demand deposits, up $0.9 billion, or 18%, partially offset by a $0.5 billion, or 13%, decline in domestic time deposits. Of the $0.6 billion increase in average total deposits, Corporate Banking accounted for $0.6 billion and Small Business $0.3 billion, with average total Consumer deposits declining $0.3 billion.

The 27 basis points, or an effective 6%, decline in the net interest margin to 4.19% from 4.45% reflected the same factors discussed above in the 2004 second quarter versus 2003 second quarter performance.

Provision for credit losses for the first six months of 2004 represented a credit of $1.8 million, or $65.9 million less than in the year-ago period. This decline reflected the overall improvement in credit quality, as well as the shift to lower risk residential mortgages and home equity loans and lines. Net charge-offs were only $13.4 million, or an annualized 0.19% of average loans and leases, down from $51.9 million, or 0.81% in the comparable year-ago period. The 2004 first-half net charge-offs were reduced by a $9.7 million C&I recovery (see Credit Risk for additional discussion regarding charge-offs and allowance for loan loss reserve methodologies).

Non-interest income for the first six months of 2004 increased $11.1 million, or 8%, from the comparable year-ago period, reflecting a combination of factors including higher other income, an increase in deposit service charges, and higher mortgage banking revenue, partially offset by a decline in other service charges and fees.

The $5.8 million, or 34%, increase in other income from the comparable year-ago six-month period was due primarily to the full year impact of the FIN 45 adjustment discussed above, and $2.3 million of other fees. Deposit service charges increased $4.7 million, or 6%, reflecting higher personal NSF and overdraft fees. Mortgage banking income increased $1.3 million, or 7%, from the year-ago period largely as a result of a change in reporting methodology. In 2004, MSR impairment and recovery is reflected in the Treasury/Other segment, whereas in the comparable year-ago six month period MSR impairment of $6.4 million was reflected in Regional Banking. This was partially offset by changes in origination income, marketing income and MSR amortization, as a result of changes in the interest rate environment. The $1.6 million, or 7%, decline in other service charges and fees reflected lower interchange fees on debit card transactions.

Non-interest expense for the first six months of 2004 increased $11.3 million, or 4%, from the year-ago period. Higher personnel costs contributed $5.7 million to this increase due to a 3% increase in the number of employees, as well as higher benefit costs. The $5.3 million, or 3%, increase in other expenses reflected higher marketing, depreciation, printing and supplies, and charge card processing expenses, partially offset by lower telecommunication, legal and professional, and transportation expenses.

Table 18 - Regional Banking(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$155,083	$151,062	$150,418	$4,665	3.1%	$306,145	$296,832	$9,313	3.1%
Provision for credit losses	(3,949)	2,105	40,525	(44,474)	NM	(1,844)	64,078	(65,922)	NM

Net Interest Income After Provision for Credit Losses	159,032	148,957	109,893	49,139	44.7%	307,989	232,754	75,235	32.3%

Operating lease income	327	49	—	327	NM	376	—	376	NM
Service charges on deposit accounts	42,357	40,703	39,707	2,650	6.7%	83,060	78,371	4,689	6.0%
Brokerage and insurance income	4,515	3,856	3,842	673	17.5%	8,371	7,843	528	6.7%
Trust services	225	292	280	(55)	-19.6%	517	548	(31)	-5.7%
Mortgage banking	13,227	6,033	6,997	6,230	89.0%	19,260	17,941	1,319	7.4%
Other service charges and fees	10,529	9,413	11,259	(730)	-6.5%	19,942	21,499	(1,557)	-7.2%
Other	11,295	11,705	9,705	1,590	16.4%	23,000	17,187	5,813	33.8%

Total Non-Interest Income Before Securities Gains	82,475	72,051	71,790	10,685	14.9%	154,526	143,389	11,137	7.8%
Securities gains	—	—	—	—	NM	—	—	—	NM

Total Non-Interest Income	82,475	72,051	71,790	10,685	14.9%	154,526	143,389	11,137	7.8%

Operating lease expense	275	44	—	275	NM	319	—	319	NM
Personnel costs	61,728	63,156	59,761	1,967	3.3%	124,884	119,193	5,691	4.8%
Other	85,837	83,892	83,558	2,279	2.7%	169,729	164,430	5,299	3.2%

Total Non-Interest Expense	147,840	147,092	143,319	4,521	3.2%	294,932	283,623	11,309	4.0%

Income Before Provision for Income Taxes	93,667	73,916	38,364	55,303	NM	167,583	92,520	75,063	81.1%
Provision for income taxes (2)	32,783	25,871	13,427	19,356	NM	58,654	32,382	26,272	81.1%

Net Income - Operating (1)	$60,884	$48,045	$24,937	$35,947	NM	$108,929	$60,138	$48,791	81.1%

Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$155,083	$151,062	$150,418	$4,665	3.1%	$306,145	$296,832	$9,313	3.1%
Tax equivalent adjustment (2)	250	249	311	(61)	-19.6%	499	642	(143)	-22.3%

Net interest income (FTE)	155,333	151,311	150,729	4,604	3.1%	306,644	297,474	9,170	3.1%
Non-interest income	82,476	72,051	71,790	10,686	14.9%	154,527	143,389	11,138	7.8%

Total Revenue (FTE)	$237,809	$223,362	$222,519	$15,290	6.9%	$461,171	$440,863	$20,308	4.6%

Total Revenue Excluding Securities Gains (FTE)	$237,809	$223,362	$222,519	$15,290	6.9%	$461,171	$440,863	$20,308	4.6%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$4,287	$4,219	$4,590	$(303)	-6.6%	$4,253	$4,631	$(378)	-8.2%
CRE
Construction	1,297	1,290	1,211	86	7.1%	1,292	1,171	121	10.3%
Commercial	2,591	2,567	2,335	256	11.0%	2,578	2,300	278	12.1%
Consumer
Auto loans - indirect	5	5	7	(2)	-28.6%	5	7	(2)	-28.6%
Home equity loans & lines of credit	3,848	3,593	3,109	739	23.8%	3,720	3,053	667	21.8%
Residential mortgage	2,474	2,163	1,489	985	66.2%	2,318	1,480	838	56.6%
Other loans	317	278	315	2	0.6%	297	320	(23)	-7.2%

Total Consumer	6,644	6,039	4,920	1,724	35.0%	6,340	4,860	1,480	30.5%

Total Loans	$14,819	$14,115	$13,056	$1,763	13.5%	$14,463	$12,962	$1,501	11.6%

Deposits:
Non-interest bearing deposits	$2,982	$2,783	$2,850	$132	4.6%	$2,882	$2,787	$95	3.4%
Interest bearing demand deposits	6,454	5,854	5,432	1,022	18.8%	6,154	5,222	932	17.8%
Savings deposits	2,790	2,773	2,749	41	1.5%	2,781	2,737	44	1.6%
Domestic time deposits	3,689	3,728	4,184	(495)	-11.8%	3,709	4,249	(540)	-12.7%
Foreign time deposits	420	423	325	95	29.2%	421	314	107	34.1%

Total Deposits	$16,335	$15,561	$15,540	$795	5.1%	$15,947	$15,309	$638	4.2%

(1)	Operating basis, see page 50 for definition.
(2)	Calculated assuming a 35% tax rate.
NM,	not a meaningful value.

Table 18 - Regional Banking(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	1.52%	1.27%	0.69%	0.83%		1.39%	0.85%	0.55%
Return on average equity	23.9%	19.2%	9.8%	14.1%		21.5%	12.1%	9.5%
Net interest margin	4.15%	4.25%	4.43%	-0.28%		4.19%	4.45%	-0.27%
Efficiency ratio	62.2%	65.9%	64.4%	-2.2%		64.0%	64.3%	-0.4%

CREDIT QUALITY

Net Charge-offs by Loan Type (in thousands)
C&I	$(3,656)	$5,939	$26,213	$(29,869)	NM	$2,283	$40,853	$(38,570)	-94.4%
CRE	941	1,636	605	336	55.5%	2,577	1,151	1,426	NM

Total commercial	(2,715)	7,575	26,818	(29,533)	NM	4,860	42,004	(37,144)	-88.4%
Consumer
Auto loans	40	(21)	34	6	17.6%	19	23	(4)	-17.4%
Home equity loans & lines of credit	3,019	2,956	3,609	(590)	-16.3%	5,975	7,463	(1,488)	-19.9%
Residential mortgage	302	316	267	35	13.1%	618	391	227	58.1%
Other loans	1,196	778	819	377	46.0%	1,974	2,055	(81)	-3.9%

Total consumer	4,557	4,029	4,729	(172)	-3.6%	8,586	9,932	(1,346)	-13.6%

Total Net Charge-offs	$1,842	$11,604	$31,547	$(29,705)	-94.2%	$13,446	$51,936	$(38,490)	-74.1%

Net Charge-offs - annualized percentages
C&I	-0.34%	0.57%	2.29%	-2.63%		0.11%	1.78%	-1.67%
CRE	0.10%	0.17%	0.07%	0.03%		0.13%	0.07%	0.07%

Total commercial	-0.13%	0.38%	1.32%	-1.45%		0.12%	1.05%	-0.93%
Consumer
Auto loans	3.22%	-1.69%	1.95%	1.27%		0.76%	0.66%	0.10%
Home equity loans & lines of credit	0.32%	0.33%	0.47%	-0.15%		0.32%	0.49%	-0.17%
Residential mortgage	0.05%	0.06%	0.07%	-0.02%		0.05%	0.05%	0.00%
Other loans	1.52%	1.13%	1.04%	0.48%		1.33%	1.30%	0.04%

Total consumer	0.28%	0.27%	0.39%	-0.11%		0.27%	0.41%	-0.14%

Total Net Charge-offs	0.05%	0.33%	0.97%	-0.92%		0.19%	0.81%	-0.62%

Non-Performing Assets (NPA) (in millions)
C&I	$30	$42	$84	$(54)	-64.3%	$30	$84	$(54)	-64.3%
CRE	7	9	22	(15)	-68.2%	7	22	(15)	-68.2%
Residential mortgage	11	11	11	—	0.0%	11	11	—	0.0%

Total Non-accrual Loans	48	62	117	(69)	-59.0%	48	117	(69)	-59.0%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	48	62	117	(69)	-59.0%	48	117	(69)	-59.0%
Other real estate, net (OREO)	14	16	14	—	0.0%	14	14	—	0.0%

Total Non-performing Assets	$62	$78	$131	$(69)	-52.7%	$62	$131	$(69)	-52.7%

Accruing loans past due 90 days or more (eop)	$41	$47	$40	$1	2.5%	$41	$40	$1	2.5%
Allowance for Loan and Lease Losses (ALLL) (eop)	$186	$158	$199	$(13)	-6.5%	$186	$199	$(13)	-6.5%
ALLL as a % of total loans and leases	1.22%	1.10%	1.52%	-0.30%		1.22%	1.52%	-0.30%
ALLL as a % of NPLs	387.5%	254.8%	170.1%	217.4%		387.5%	170.1%	217.4%
ALLL + OREO as a% of NPAs	322.6%	223.1%	162.6%	160.0%		322.6%	162.6%	160.0%
NPLs as a % of total loans and leases	0.31%	0.43%	0.90%	-0.59%		0.31%	0.90%	-0.59%
NPAs as a % of total loans and leases + OREO	0.40%	0.54%	1.00%	-0.60%		0.40%	1.00%	-0.60%

(1)	Operating basis, see page 50 for definition.
NM,	not a meaningful value.
eop,	end of period.

Table 18 - Regional Banking(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	4,953	4,823	4,834	119	2.5%	4,953	4,834	119	2.5%
Retail Banking
Average loans (in millions)	$4,545	$4,236	$3,694	$851	23.0%	$4,385	$3,645	$740	20.3%
Average deposits (in millions)	$11,025	$10,680	$11,174	$(149)	-1.3%	$10,851	$11,116	$(265)	-2.4%
# employees - full-time equivalent (eop)	3,510	3,392	3,378	132	3.9%	3,510	3,378	132	3.9%
# banking offices (eop)	335	332	336	(1)	-0.3%	335	336	(1)	-0.3%
# ATMs (eop)	700	684	855	(155)	-18.1%	700	855	(155)	-18.1%
# DDA households (eop)	494,960	491,949	493,219	1,741	0.4%	494,960	493,219	1,741	0.4%
# New 90-day cross sell (average)(3)	2.2	2.2	1.9	0.4	18.9%	2.2	1.8	0.4	22.2%
# on-line customers (eop)	185,454	179,681	136,700	48,754	35.7%	185,454	136,700	48,754	35.7%
% on-line retail household penetration (eop)	35%	34%	26%	9%		35%	26%	9%

Small Business
Average loans (in millions)	$1,865	$1,824	$1,684	$181	10.7%	$1,845	$1,660	$185	11.1%
Average deposits (in millions)	$1,980	$1,844	$1,620	$360	22.2%	$1,912	$1,585	$327	20.6%
# employees - full-time equivalent (eop)	260	260	252	8	3.2%	260	252	8	3.2%
# customers (eop)	64,558	63,440	68,756	(4,198)	-6.1%	64,558	68,756	(4,198)	-6.1%
# New 90-day cross sell (average) (4)	2.2	2.1	1.8	0.4	20.2%	2.1	1.8	0.3	16.7%

Corporate Banking
Average loans (in millions)	$6,377	$6,316	$6,505	$(128)	-2.0%	$6,347	$6,495	$(148)	-2.3%
Average deposits (in millions)	$3,110	$2,888	$2,518	$592	23.5%	$2,999	$2,411	$588	24.4%
# employees - full-time equivalent (eop)	574	567	590	(16)	-2.7%	574	590	(16)	-2.7%
# customers (eop)	5,684	5,527	7,278	(1,594)	-21.9%	5,684	7,278	(1,594)	-21.9%

Mortgage Banking
Average loans (in millions)	$2,032	$1,739	$1,173	$859	73.2%	$1,886	$1,162	$724	62.3%
Average deposits (in millions)	$220	$149	$228	$(8)	-3.5%	$185	$197	$(12)	-6.1%
# employees - full-time equivalent (eop)	609	604	614	(5)	-0.8%	609	614	(5)	-0.8%
Closed loan volume (in millions)	$1,330	$860	$1,702	$(372)	-21.9%	$2,190	$2,969	$(779)	-26.2%
Portfolio closed loan volume (in millions)	$863	$533	$362	$501	NM	$1,396	$731	$665	91.0%
Agency delivery volume (in millions)	$502	$342	$1,128	$(626)	-55.5%	$844	$2,038	$(1,194)	-58.6%
Total servicing portfolio (eop and in millions)	$9,786	$9,442	$7,463	$2,323	31.1%	$9,786	$7,463	$2,323	31.1%
Portfolio serviced for others (eop and in millions)	$6,537	$6,523	$5,069	$1,468	29.0%	$6,537	$5,069	$1,468	29.0%
Mortage servicing rights (eop and in millions)	$79.2	$60.4	$36.7	$42.5	NM	$79.2	$36.7	$42.5	NM

(1)	Operating basis, see page 50 for definition.
(3)	Total cross-sell on new relationships at 90 days (out of 16 core products).
(4)	Total cross-sell on new relationships at 90 days (out of 18 products).
NM,	not a meaningful value.
N/A,	not available.
eop,	end of period.

Dealer Sales

Dealer Sales serves over 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles under long-term direct financing leases, finances dealership floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

The accounting for automobile leases significantly impacts the presentation of Dealer Sales’ financial results. All automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. For automobile leases originated prior to May 2002, the related financial results are reported as operating lease income and operating lease expense, components of non-interest income and non-interest expense, respectively, whereas the cost of funding these leases is included in interest expense. Credit losses associated with these leases are also reflected in operating lease expense. With no new operating leases being originated, this portfolio, and related operating lease income and operating lease expense, will decrease over time and eventually become immaterial. In contrast, all new leases since April 2002 are originated as direct financing leases, where the income and funding are included in net interest income. The net interest margin increased during the three and six-month periods ended June 30, 2003, as compared with the same periods in 2004 as the declining operating lease portfolio resulted in less assessed interest expense. Direct financing lease credit losses are charged against an allowance for credit losses with provision for credit losses recorded to maintain an appropriate allowance level.

Residual values on leased automobiles are evaluated periodically for impairment. Residual value losses arise if the market value at the end of the lease term is less than the residual value embedded in the original lease contract. Residual value insurance covers the difference between the recorded residual value and the fair value of the automobile at the end of the lease term. Impairment of the residual values of direct financing leases is recognized by writing the leases down to fair value with a charge to non-interest income. Impairment of residual values of operating leases is evaluated under Statement No. 144. Under that Statement, when the future cash flows from the operating lease, including the expected realizable fair value of the automobile or equipment at the end of the lease, is less than the book value of the lease, an immediate impairment write-down is recognized. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds.

Second Quarter 2004 versus Second Quarter 2003 Performance

Dealer Sales contributed $21.0 million of the company’s net operating earnings in the second quarter of 2004, up $3.6 million, or 20%, from the 2003 second quarter. This increase was primarily due to higher net income from loan and lease assets (net interest income plus operating lease income less operating lease expense) and a lower provision for credit losses resulting from a decrease in charge-offs. The ROA and ROE for the second quarter of 2004 were 1.27% and 20.5%, respectively, up from 0.99% and 16.1%, respectively, in the 2003 second quarter.

Net interest income was $37.8 million, up $16.0 million, or 74%, from $21.7 million in the year-ago quarter. This significant increase reflected a $0.5 billion, or 10%, increase in average total loans and leases, as well as a 104 basis point increase in the net interest margin to 2.77% from 1.73% a year ago. The increase in average total loans and leases, and the net interest margin was driven by rapid growth in direct financing leases as average automobile loans declined due to loan sales.

Average automobile direct financing leases increased $833 million, reflecting the fact that this is still a relatively young portfolio with relatively fewer maturities and pay-offs than a more mature portfolio. Direct financing lease originations totaled $246 million in the second quarter of 2004, down 37% from $389 million in the 2003 second quarter. The growth in average direct financing lease balances contrasts with the $825 million decline in average operating lease assets, which consists of all leases originated prior to May 2002 with balances running off through maturities and pay-offs.

Average automobile loans declined $491 million compared with the same period a year ago, reflecting sales of automobile loans. Automobile loan originations declined $213 million, or 33%, to $431 million in the 2004 second quarter compared with $644 million in the 2003 second quarter, reflecting a softer market for new and used vehicle sales, as well as a decision to maintain high quality originations. The impact of the loan sales and lower production levels was offset in part by the consolidation in July 2003 of $1.0 billion of previously securitized automobile loans related to the adoption of FIN 46.

Also contributing to the growth in average total loans and leases was a 20% increase in C&I loans, including dealer floor plan loans.

The net interest margin continued to be favorably impacted by the run-off of operating lease assets and the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income. In contrast, the net interest margin was negatively impacted by growth in lower yielding direct financing lease balances, loan sales, and a lower net interest margin associated with securitized loans that are now recorded on balance sheet as a result of the adoption of FIN 46.

The provision for credit losses decreased to $8.3 million from $9.2 million for the year-ago quarter, primarily reflecting a $1.3 million, or 14%, decline in charge-offs. The annualized net charge-off ratio for automobile loans was 0.96% in the second quarter of 2004, down from 1.06% in the 2003 second quarter, while the charge-off ratio for direct financing leases was 0.41%, down from 0.44% in the year-ago quarter.

Non-interest income decreased $51.2 million, or 37%, driven by a $50.2 million, or 39%, decline in operating lease income as that portfolio continued to run-off. Other non-interest income decreased $0.9 million, or 9%, primarily due to declines in securitization income that resulted from the adoption of FIN 46 in the third quarter of 2003. Non-interest expense declined $39.7 million, or 32%, primarily reflecting a $40.7 million, or 39%, decline in operating lease expense. Other non-interest expense increased slightly as lower residual value insurance costs were offset by a loss accrual for expenses associated with pending litigation. In contrast, personnel costs increased $0.8 million, or 16%, primarily due to higher benefit costs and less benefit from deferring loan origination costs, reflecting the decline in loan and lease production.

Second Quarter 2004 versus First Quarter 2004 Performance

Dealer Sales’ net operating earnings of $21.0 million in the second quarter of 2004 were up $9.1 million, or 76%, from the first quarter of 2004. The primary contributor to this increase was a lower provision for credit losses. The ROA and ROE in the 2004 second quarter were 1.27% and 20.5%, respectively, up from 0.65% and 10.7%, respectively, in the 2004 first quarter.

Net interest income was $37.8 million for second quarter of 2004, up $2.8 million, or 8%, from the previous quarter. This increase reflected a 41 basis point increase in the net interest margin to 2.77% from 2.36%, partially offset by an 8% decline in average total loans and leases.

Average automobile loans decreased $704 million, or 23%, primarily as a result of the sale loans. Also contributing to the decline from the 2004 first quarter was a 12% decrease in automobile loan originations in the second quarter of 2004 compared with the first quarter.

Average automobile direct financing leases increased $151 million, or 8%, reflecting the fact that this continues to be a relatively young portfolio. However, direct financing lease originations declined 11% compared with the first quarter of 2004. The $151 million, or 8%, growth in average direct financing lease balances contrasts with the $189 million, or 16%, decline in average operating lease assets.

During the second quarter of 2004, C&I loans, including dealer floor plan loans, increased $52 million, or 7%, from the prior quarter, consistent with seasonal patterns for usage of available credit lines.

The provision for credit losses decreased 62%, reflecting both lower charge-offs and lower provision expense for growth in loans and direct financing leases. Charge-offs in the 2004 second quarter represented an annualized 0.58%, down from 1.14% in the first quarter. The first quarter of 2004 included a $4.7 million one-time charge to correct for the classification of claims received under policies purchased to protect the company from loss in the event repossessed vehicles had physical damage.

Non-interest income decreased $8.3 million, or 9%, primarily due to a $10.4 million, or 12%, decline in operating lease income as that portfolio continues to run-off. This decrease was partially offset by increases in servicing fee income, securitization income, and fee income from lease terminations. Non-interest expense declined $5.6 million, or 6%, primarily reflecting an $8.4 million, or 12%, decline in operating lease expense, offset in part by a loss accrual in other expense associated with pending litigation.

2004 First Six Months versus 2003 First Six Months

Dealer Sales contributed $33.0 million of the company’s net operating earnings for the first six months of 2004, down slightly from $33.5 million for the same period a year ago. Earnings in 2004 compared with 2003 were primarily impacted by a higher provision for credit losses, which was driven by increased charge-offs and the provision for credit losses associated with loan and lease growth, offset by higher net income from loan and lease assets. The ROA and ROE for the first six months of 2004 were 0.95% and 15.3%, respectively, compared with 0.94% and 15.3%, respectively, for the 2003 six-month period.

Net interest income was $72.7 million, up $29.1 million, or 67%, from $43.6 million in the year-ago period. This significant increase reflected an $806 million, or 17%, increase in average total loans and leases, as well as a 79 basis point increase in the net interest margin to 2.55% from 1.76% a year ago. The significant increase in average total loans and leases, as well as the net interest margin, was driven by rapid growth in direct financing leases as average automobile loans declined.

Average automobile direct financing leases increased $911 million, or 79%, reflecting the fact that this is still a relatively young portfolio with fewer maturities and pay-offs than a more mature portfolio. Direct financing lease originations totaled $522 million in the first six months of 2004, down 25% from $699 million in the first six months of 2003. The growth in average direct financing lease balances contrasts with the $867 million, or 45%, decline in average operating lease assets, which consists of all leases originated prior to May 2002 with balances running off through maturities and pay-offs.

Average automobile loans declined $263 million compared with the same period a year ago, reflecting the impact of loan sales, as well as a $436 million, or 32%, decline in originations, reflecting a softer market for new and used vehicle sales, as well as a decision to maintain high quality loan originations. The impact of the loan sales and lower production levels was offset in part by the consolidation in July 2003 of $1.0 billion of previously securitized loans related to the adoption of FIN 46.

Also contributing to the growth in average total loans and leases was a $121 million, or 18%, increase in C&I loans, including dealer floor plan loans.

The net interest margin continued to be favorably impacted by the run-off of the operating lease assets and the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income. In contrast, the net interest margin was negatively impacted by growth in lower yielding direct financing lease balances, loan sales, and a lower net interest margin associated with securitized loans that are now recorded on balance sheet as a result of the adoption of FIN 46.

The provision for credit losses increased from $20.6 million from the year-ago period to $29.9 million, reflecting growth in direct financing leases, an increase in provision allocation factors and a $3.6 million increase in charge-offs. Though net charge-offs increased $3.6 million from the year-ago six-month period, as an annualized percent of average total loans and leases, total net charge-offs were unchanged at 0.87%.

Non-interest income decreased $103.0 million, or 36%, driven by a $99.6 million, or 37%, decline in operating lease income as that portfolio continued to run-off. Other non-interest income decreased $2.5 million, or 14%, primarily due to declines in securitization income that resulted from the adoption of FIN 46 in the third quarter of 2003. Non-interest expense declined $82.5 million, or 32%, primarily reflecting an $81.6 million, or 38%, decline in operating lease expense. Other non-interest expense declined $2.4 million, or 7%, primarily due to lower residual value insurance costs. In contrast, personnel costs increased $1.4 million, or 14%, primarily due to higher benefit costs and less benefit from deferring loan origination costs, reflecting the decline in loan and lease production.

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$37,757	$34,951	$21,727	$16,030	73.8%	$72,708	$43,642	$29,066	66.6%
Provision for credit losses	8,261	21,655	9,191	(930)	-10.1%	29,916	20,576	9,340	45.4%

Net Interest Income After Provision for Credit Losses	29,496	13,296	12,536	16,960	NM	42,792	23,066	19,726	85.5%

Operating lease income	78,379	88,818	128,574	(50,195)	-39.0%	167,197	266,767	(99,570)	-37.3%
Service charges on deposit accounts	230	199	231	(1)	-0.4%	429	438	(9)	-2.1%
Brokerage and insurance income	335	510	851	(516)	-60.6%	845	2,193	(1,348)	-61.5%
Trust services	—	—	6	(6)	-100.0%	—	6	(6)	-100.0%
Mortgage banking	—	—	—	—	NM	—	2	(2)	-100.0%
Other service charges and fees	—	—	—	—	NM	—	—	—	NM
Other	9,218	6,926	10,145	(927)	-9.1%	16,144	18,662	(2,518)	-13.5%

Total Non-Interest Income Before Securities Gains	88,162	96,453	139,807	(51,645)	-36.9%	184,615	288,068	(103,453)	-35.9%
Securities gains	469	—	—	469	NM	469	—	469	NM

Total Non-Interest Income	88,631	96,453	139,807	(51,176)	-36.6%	185,084	288,068	(102,984)	-35.7%

Operating lease expense	62,288	70,666	102,939	(40,651)	-39.5%	132,954	214,527	(81,573)	-38.0%
Personnel costs	5,666	5,901	4,882	784	16.1%	11,567	10,122	1,445	14.3%
Other	17,814	14,802	17,643	171	1.0%	32,616	34,984	(2,368)	-6.8%

Total Non-Interest Expense	85,768	91,369	125,464	(39,696)	-31.6%	177,137	259,633	(82,496)	-31.8%

Income Before Provision for Income Taxes	32,359	18,380	26,879	5,480	20.4%	50,739	51,501	(762)	-1.5%
Provision for income taxes (2)	11,326	6,433	9,408	1,918	20.4%	17,759	18,026	(267)	-1.5%

Net Income - Operating (1)	$21,033	$11,947	$17,471	$3,562	20.4%	$32,980	$33,475	$(495)	-1.5%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$37,757	$34,951	$21,727	$16,030	73.8%	$72,708	$43,642	$29,066	66.6%
Tax Equivalent Adjustment(2)	—	—	—	—	NM	—	—	—	NM

Net Interest Income (FTE)	37,757	34,951	21,727	16,030	73.8%	72,708	43,642	29,066	66.6%
Non-Interest Income	88,631	96,453	139,807	(51,176)	-36.6%	185,084	288,068	(102,984)	-35.7%

Total Revenue (FTE)	$126,388	$131,404	$161,534	$(35,146)	-21.8%	$257,792	$331,710	$(73,918)	-22.3%

Total Revenue Excluding Securities Gains (FTE)	$125,919	$131,404	$161,534	$(35,615)	-22.0%	$257,323	$331,710	$(74,387)	-22.4%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$808	$756	$673	$135	20.1%	$782	$661	$121	18.3%
CRE
Construction	3	8	6	(3)	-50.0%	6	4	2	50.0%
Commercial	80	81	64	16	25.0%	81	62	19	30.6%
Consumer
Auto leases – indirect	2,139	1,988	1,306	833	63.8%	2,064	1,153	911	79.0%
Auto loans – indirect	2,332	3,036	2,823	(491)	-17.4%	2,684	2,947	(263)	-8.9%
Home equity loans & lines of credit	0	0	0	0	NM	0	0	0	NM
Other loans	74	70	57	17	29.8%	72	56	16	28.6%

Total Consumer	4,545	5,094	4,186	359	8.6%	4,820	4,156	664	16.0%

Total Loans	$5,436	$5,939	$4,929	$507	10.3%	$5,689	$4,883	$806	16.5%

Operating lease assets	$977	$1,166	$1,802	$(825)	-45.8%	$1,070	$1,937	$(867)	-44.8%

Deposits:
Non-interest bearing deposits	$67	$65	$55	$12	21.8%	$66	$55	$11	20.0%
Interest bearing demand deposits	2	2	1	1	100.0%	2	1	1	100.0%
Foreign time deposits	4	4	4	0	0.0%	4	4	0	0.0%

Total Deposits	$73	$71	$60	$13	21.7%	$72	$60	$12	20.0%

(1)	Operating basis, see page 50 for definition.
(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 19 - Dealer Sales(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
PERFORMANCE METRICS

Return on average assets	1.27%	0.65%	0.99%	0.28%		0.95%	0.94%	0.00%
Return on average equity	20.5%	10.7%	16.1%	4.4%		15.3%	15.3%	0.1%
Net interest margin	2.77%	2.36%	1.73%	1.04%		2.55%	1.76%	0.79%
Efficiency ratio	68.1%	69.5%	77.7%	-9.6%		68.8%	78.3%	-9.4%

CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$36	$1	$—	$36	NM	$37	$(38)	$75	NM
CRE	—	—	—	—	NM	—	—	—	NM

Total commercial	36	1	—	36	NM	37	(38)	75	NM
Consumer
Auto leases	2,159	3,159	1,422	737	51.8%	5,318	2,342	2,976	NM
Auto loans	5,564	13,443	7,490	(1,926)	-25.7%	19,007	18,124	883	4.9%
Home equity loans & lines of credit	—	—	—	—	NM	—	—	—	NM
Other loans	38	211	177	(139)	-78.5%	249	575	(326)	-56.7%

Total consumer	7,761	16,813	9,089	(1,328)	-14.6%	24,574	21,041	3,533	16.8%

Total Net Charge-offs	$7,797	$16,814	$9,089	$(1,292)	-14.2%	$24,611	$21,003	$3,608	17.2%

Net Charge-offs—annualized percentages
C&I	0.02%	0.00%	0.00%	0.02%		0.01%	-0.01%	0.02%
CRE	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%
Total commercial	0.02%	0.00%	0.00%	0.02%		0.01%	-0.01%	0.02%
Consumer
Auto leases	0.41%	0.64%	0.44%	-0.03%		0.52%	0.41%	0.11%
Auto loans	0.96%	1.78%	1.06%	-0.10%		1.42%	1.24%	0.18%
Home equity loans & lines of credit	NM	NM	NM	NM		NM	NM	NM
Other loans	0.21%	1.21%	1.25%	-1.04%		0.69%	2.07%	-1.38%

Total consumer	0.69%	1.33%	0.87%	-0.18%		1.02%	1.02%	0.00%

Total Net Charge-offs	0.58%	1.14%	0.74%	-0.16%		0.87%	0.87%	0.00%

Non-performing Assets (NPA) (in millions)
C&I	$—	$—	$—	$—	NM	$—	$—	$—	NM
CRE	—	—	—	—	NM	—	—	—	NM

Total Non-accrual Loans	0	0	0	0	NM	0	0	0	NM
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	0	0	0	—	NM	0	0	—	NM
Other real estate, net (OREO)	—	—	—	—	NM	—	—	—	NM

Total Non-performing Assets	$—	$—	$—	$—	NM	$—	$—	$—	NM

Accruing loans past due 90 days or more	$8	$9	$11	$(3)	-27.3%	$8	$11	$(3)	-27.3%
Allowance for Loan and Lease Losses (ALLL) (eop)	$50	$51	$63	$(13)	-20.6%	$50	$63	$(13)	-20.6%
ALLL as a % of total loans and leases	1.01%	0.96%	1.36%	-0.35%		1.01%	1.36%	-0.35%
ALLL as a % of NPLs	NM	NM	NM	NM		NM	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM		NM	NM	NM
NPLs as a % of total loans and leases	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%
NPAs as a % of total loans and leases + OREO	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

(1)	Operating basis, see page 50 for definition.
NM,	not a meaningful value.
eop,	end of period.

Table 19 - Dealer Sales(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	409	433	441	(32)	-7.3%	409	441	(32)	-7.3%
Automobile loans
Production (in millions)	$431.2	$487.9	$644.2	(213)	-33.1%	$919.1	$1,355.5	(436)	-32.2%
% Production new vehicles	52.0%	52.7%	55.1%	-3.1%		52.4%	53.6%	-1.2%
Average term (in months)	65.1	64.7	64.3	0.8		64.9	64.2	0.7

Automobile leases
Production (in millions)	$246.4	$275.4	$388.7	(142)	-36.6%	$521.8	$698.9	(177)	-25.3%
% Production new vehicles	99.1%	98.9%	96.9%	2.2%		99.0%	95.7%	3.3%
Average term (in months)	54.6	53.4	52.4	2.2		54.0	53.0	0.9
Average residual %	41.0%	42.3%	43.7%	-2.7%		41.7%	42.9%	-1.2%

(1)	Operating basis, see page 50 for definition.

eop, end of period.

Private Financial Group

The Private Financial Group (PFG) provides products and services designed to meet the needs of the company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. The trust division provides fiduciary services to more than 11,000 accounts with assets totaling $39.2 billion, including $8.7 billion managed by PFG. In addition, PFG has over $560 million in assets managed by Haberer Registered Investment Advisor, which provides investment management services to nearly 400 customers.

PFG provides investment management and custodial services to the company’s 29 proprietary mutual funds, including ten variable annuity funds, which represented nearly $3 billion in total assets under management at June 30, 2004. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFG customers through more than 100 licensed investment sales representatives and 700 licensed personal bankers. This customer base has over $4 billion in mutual fund and annuity assets. PFG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.

2004 Second Quarter versus 2003 Second Quarter

The Private Financial Group (PFG) contributed $6.3 million of the company’s net operating earnings in the second quarter of 2004, down $1.7 million, or 21%, from the second quarter of 2003. The decline primarily reflected higher non-interest expense and provision for credit losses, partially offset by an increase in net interest income. The ROA in the 2004 second quarter was 1.67%, down from 2.45% in the year-ago quarter. The ROE was 21.3% in the current quarter, down from 30.3% in the 2003 second quarter.

Net interest income increased $1.4 million, or 14%, from the year-ago quarter as average loan balances increased $200 million, or 17%, and average deposit balances increased $87 million, or 9%. Most of the loan growth occurred in residential real estate loans and home equity loans and lines, largely due to the favorable mortgage rate environment. Total C&I and CRE loans grew 8% from the prior-year quarter. Loan growth reflected initiatives to add relationship managers in several markets targeted for growth opportunities, most notably East and West Michigan and Central and Southern Ohio. Most of the deposit growth was attributable to growth in commercial non-interest bearing and interest bearing demand deposit accounts aided by favorable rate offerings. The net interest margin declined 9 basis points from the year-ago quarter to 3.14%, reflecting growth in lower-margin loans partially offset by deposit growth.

Provision for credit losses increased $1.1 million from the year-ago quarter. The increase was mainly due to the fact that the year-ago quarter included a provision credit resulting from a large, previously non-performing loan being brought current, thus freeing-up reserves. The annualized total net charge-off ratio increased to 0.27% in the second quarter 2004 from 0.15% in the year-ago quarter, primarily reflecting timing differences as evidenced by the fact that the annualized net charge-offs ratio for the first six months of 2004 was unchanged from the comparable year-ago period.

Non-interest income, net of fees shared with other business units, was down $0.2 million from the year-ago quarter, reflecting declines in brokerage and insurance revenue, other income, and mortgage banking income, only partially offset by growth in trust income. Brokerage and insurance revenue decreased $0.8 million, or 9%. This reflected a $0.7 million, or 20%, decline in insurance revenue mainly due to a decrease in title insurance revenue reflecting the slowdown in mortgage refinancing activity, as well as a $0.2 million, or 3%, decline in annuity revenues. The annuity revenue decrease of 3% was less than the 6% decline in annuity sales, reflecting a shift from lower-margin fixed annuity sales in the year-ago quarter to higher-margin variable and indexed annuity sales in the current quarter. While mutual fund sales volume declined 24%, mutual fund revenue increased 23%, as sales in the year-ago quarter consisted of more low-margin, individual trades greater than $1 million each. Trust income increased $1.2 million, or 8%, mainly due to revenue growth in personal trust and investment management business. Total trust assets grew 15% to $39.2 billion at June 30, 2004, from $34.2 billion at June 30, 2003. For the same periods, managed assets grew 6% to $9.3 billion from $8.8 billion. Asset growth resulted from a combination of market value growth and strong new business development, which continued to reflect the success of the new business delivery model utilizing the brokerage sales force to sell asset management services.

Non-interest expense increased $2.7 million, or 10%, from the 2003 second quarter primarily due to a 14% increase in personnel costs. This increase reflected growth in the brokerage sales force to support the new sales distribution model, an increase in private banking relationship managers to support the expansion of the private banking presence in selected markets, higher trust and investment management sales commissions from increased new business development, and higher benefit costs.

2004 Second Quarter versus 2004 First Quarter

PFG’s $6.3 million net contribution to the company’s operating earnings in the second quarter of 2004 was down $0.8 million, or 11%, from the 2004 first quarter. The decrease was primarily due to higher provision for credit losses, lower non-interest income driven by a decline in broker and insurance revenue, only partially offset by lower non-interest expense. The ROA in the second quarter was 1.67%, down slightly from 1.92% in the first quarter. The ROE was 21.3% in the current quarter, down from 24.2% in the previous quarter.

Net interest income was essentially unchanged from the previous quarter. Average loan balances increased by $34 million, or 3%, while average deposit balances decreased by $23 million, or 2%. Average loan growth in the current quarter was primarily in C&I and CRE loans. The decline in deposit balances partially reflected normal historical trends resulting from annual income tax payments, but also some balance run-off due to higher competitive rates, most notably in East Michigan. The decline in deposits, combined with the increase in lower-margin consumer loans, was reflected in a 10 basis point decline in the net interest margin to 3.14% from 3.24% in the first quarter.

Provision for credit losses increased $1.2 million from the prior quarter. The increase was largely due to a provision credit in the first quarter 2004 resulting from a large, fully-reserved loan being brought current. Although the annualized total net charge-off ratio increased to 0.27% in the current quarter from 0.06% in the first quarter, this had little impact on provision expense in the current period as several of the larger second quarter charge-offs had been fully reserved.

Non-interest income, net of fees shared with other business units, decreased $0.9 million, or 3%, from the first quarter, primarily reflecting a $2.1 million, or 20%, decline in brokerage and insurance income. Annuity revenue decreased $1.5 million as sales volume decreased 17%. The decline in annuity sales was attributable to several factors, including a slowdown in customer demand given future interest rate movement uncertainty, increased focus on growing deposits including increased rates offered on CDs, and normal post income-tax season sales decline. Mutual fund revenue declined 16% as sales in the current quarter consisted of more low-margin, individual trades greater than $1 million each. Insurance income decreased $0.2 million from the prior quarter primarily due to reduced sales in the life insurance agency business.

Trust income increased $0.5 million, or 3%, from the previous quarter. While total trust and managed assets both grew only slightly, the increase in related income was driven by growth in total personal trust assets and managed personal trust assets, both of which grew by more than 4% during the quarter. Personal trust asset growth continued despite flat market trends, which illustrated strong new business development due in part to the success of the new business delivery model, which utilizes the brokerage sales force to sell asset management services. Other income increased $0.4 million from the first quarter due to increased income from annual BOLI insurance premiums and securities gains.

Non-interest expense decreased $0.9 million, or 3%, from the prior quarter, primarily reflecting lower personnel costs due to a decline in commission expense as a result of the reduction in brokerage and insurance revenue.

2004 First Six Months versus 2003 First Six Months

PFG’s $13.3 million net contribution to the company’s operating earnings for the first six months of 2004 was essentially unchanged from the first six months of 2003 as the benefits of the growth in net interest income, lower provision for credit losses, as well as higher non-interest income, was offset by increased non-interest expense. The ROA for 2004 year-to-date was 1.79%, down from 2.10% for the same period in 2003. The ROE was 22.6% and 26.7% for the first six months of 2004 and 2003, respectively.

Net interest income for the first six months of 2004 increased $3.0 million, or 16%, from the comparable 2003 period as a result of strong growth in average loans and deposits. Average loans increased $212 million, or 19%, while average deposit balances increased $125 million, or 13%. Much of the loan growth was in residential real estate loans and home equity loans and lines, largely due to historically low mortgage rates. Loan growth also reflected an initiative to add relationship managers in 2004 in several markets targeted for growth opportunities, most notably East and West Michigan and Central and Southern Ohio. The deposit growth occurred mainly in consumer and commercial interest bearing accounts, which increased $88 million, or 14%, aided by promotional rate offerings resulting in both new accounts and a redirection of sweep account balances from money market mutual fund accounts. Non-interest bearing deposits also contributed to the growth in deposits, increasing $30 million, or 21%, from the comparable year-ago period. The growth in lower-margin consumer loans contributed to the 9 basis point decline in the net interest margin to 3.18% for the first half 2004 from 3.27% in the year-ago period.

Provision for credit losses decreased $1.3 million in the current six-month period from the prior-year period. This was due to a methodology change in 2003, which increased provision expense for unfunded commitments and unsecured credits. The annualized total net charge-off ratio for the first six months of 2004 was 0.17%, unchanged from the first half of 2003.

Non-interest income, net of fees shared with other business units, increased $1.2 million, or 2%, from the first six months of 2003 mainly as a result of increased trust income. Trust income increased $2.6 million, or 9%, primarily due to revenue growth in the personal trust and investment management business. Total trust assets grew 15% to $39.2 billion at June 30, 2004, from $34.2 billion at June 30, 2003. For the same period, managed assets grew 6% from $8.8 billion to $9.3 billion. Asset growth resulted from a combination of market value growth and strong new business development, which continued to reflect the success of the new business delivery model utilizing the brokerage sales force to sell asset management services.

Brokerage and insurance revenue was essentially unchanged from the prior-year six-month period as increased mutual fund revenue was offset by a decrease in insurance fees and annuity income. Mutual fund revenue increased $1.0 million, or 52%, despite a 21% decline in mutual fund sales volumes as sales in the first half of 2003 consisted of more low-margin, individual trades greater than $1 million each. Annuity revenue decreased $0.3 million due to a decline in sales volume. Annuity sales were extremely strong in early 2003 as promotional rates helped capture a significant amount of maturing CD business. Insurance income decreased $1.7 million, or 23%, primarily due to a change in accounting methodology in 2004 related to insurance coverage provided on automobile loans and leases, whereby agency commissions and excess premium refunds are no longer recognized as insurance revenue.

Mortgage banking income decreased by $0.6 million due to increased mortgage portfolio servicing costs resulting from the growth in residential real estate mortgage loans and due to a change in fee sharing methodology that resulted in reduced income shared by Huntington Mortgage Group. Other income decreased by $0.8 million as a result of a decline in fee sharing revenue received from Huntington Capital Corporation based on fewer interest rate swap referrals, and investment portfolio gains realized in the year-ago period.

Non-interest expense increased $5.5 million, or 10%, in the first half 2004 from the first half 2003, primarily due to 13% increase in personnel costs. This increase reflected the same factors which impacted 2004 second quarter versus 2003 second quarter performance. In addition, other expense increased $1.4 million, or 6%, reflecting a $1.1 million increase in allocated expense for corporate overhead and other indirect and product-related expenses.

Table 20 - Private Financial Group(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$11,166	$11,129	$9,785	$1,381	14.1%	$22,295	$19,280	$3,015	15.6%
Provision for credit losses	654	(557)	(457)	1,111	NM	97	1,443	(1,346)	-93.3%

Net Interest Income After Provision for Credit Losses	10,512	11,686	10,242	270	2.6%	22,198	17,837	4,361	24.4%

Service charges on deposit accounts	1,002	925	966	36	3.7%	1,927	1,952	(25)	-1.3%
Brokerage and insurance income	8,488	10,616	9,287	(799)	-8.6%	19,104	19,218	(114)	-0.6%
Trust services	16,483	16,031	15,294	1,189	7.8%	32,514	29,937	2,577	8.6%
Mortgage banking	(104)	(129)	188	(292)	NM	(233)	367	(600)	NM
Other service charges and fees	116	100	113	3	2.7%	216	211	5	2.4%
Other	1,445	1,084	2,036	(591)	-29.0%	2,529	3,369	(840)	-24.9%

Total Non-Interest Income Before Securities Gains	27,430	28,627	27,884	(454)	-1.6%	56,057	55,054	1,003	1.8%
Securities gains	250	—	(34)	284	NM	250	9	241	NM

Total Non-Interest Income	27,680	28,627	27,850	(170)	-0.6%	56,307	55,063	1,244	2.3%

Personnel costs	17,047	17,800	14,948	2,099	14.0%	34,847	30,718	4,129	13.4%
Other	11,512	11,661	10,938	574	5.2%	23,173	21,803	1,370	6.3%

Total Non-Interest Expense	28,559	29,461	25,886	2,673	10.3%	58,020	52,521	5,499	10.5%

Income Before Provision for Income Taxes	9,633	10,852	12,206	(2,573)	-21.1%	20,485	20,379	106	0.5%
Provision for income taxes (2)	3,372	3,798	4,272	(900)	-21.1%	7,170	7,133	37	0.5%

Net Income - Operating (1)	$6,261	$7,054	$7,934	$(1,673)	-21.1%	$13,315	$13,246	$69	0.5%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$11,166	$11,129	$9,785	$1,381	14.1%	$22,295	$19,280	$3,015	15.6%
Tax Equivalent Adjustment (2)	9	9	10	(1)	-10.0%	18	25	(7)	-28.0%

Net Interest Income (FTE)	11,175	11,138	9,795	1,380	14.1%	22,313	19,305	3,008	15.6%
Non-Interest Income	27,680	28,627	27,850	(170)	-0.6%	56,307	55,063	1,244	2.3%

Total Revenue (FTE)	$38,855	$39,765	$37,645	$1,210	3.2%	$78,620	$74,368	$4,252	5.7%

Total Revenue Excluding Securities Gains (FTE)	$38,605	$39,765	$37,679	$926	2.5%	$78,370	$74,359	$4,011	5.4%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$339	$320	$311	$28	9.0%	$330	$316	$14	4.4%
CRE
Construction	21	24	23	(2)	-8.7%	23	20	3	15.0%
Commercial	176	166	161	15	9.3%	171	156	15	9.6%
Consumer
Home equity loans & lines of credit	294	287	250	44	17.6%	291	245	46	18.8%
Residential mortgage	512	511	398	114	28.6%	512	379	133	35.1%
Other loans	8	8	7	1	14.3%	8	7	1	14.3%

Total Consumer	814	806	655	159	24.3%	811	631	180	28.5%

Total Loans	$1,350	$1,316	$1,150	$200	17.4%	$1,335	$1,123	$212	18.9%

Deposits:
Non-interest bearing deposits	$174	$169	$141	$33	23.4%	$172	$142	$30	21.1%
Interest bearing demand deposits	712	753	667	45	6.7%	733	645	88	13.6%
Savings deposits	49	46	55	(6)	-10.9%	48	51	(3)	-5.9%
Domestic time deposits	106	96	95	11	11.6%	101	98	3	3.1%
Foreign time deposits	21	21	17	4	23.5%	21	14	7	50.0%

Total Deposits	$1,062	$1,085	$975	$87	8.9%	$1,075	$950	$125	13.2%

(1)	Operating basis, see page 50 for definition.
(2)	Calculated assuming a 35% tax rate.

NM, not a meaningful value.

Table 20 - Private Financial Group(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	1.67%	1.92%	2.45%	-0.78%		1.79%	2.10%	-0.32%
Return on average equity	21.3%	24.2%	30.3%	-9.0%		22.6%	26.7%	-4.1%
Net interest margin	3.14%	3.24%	3.23%	-0.09%		3.18%	3.27%	-0.09%
Efficiency ratio	74.0%	74.1%	68.7%	5.3%		74.0%	70.6%	3.4%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$840	$16	$333	$507	NM	$856	$635	$221	34.8%
CRE	—	—	2	(2)	-100.0%	—	2	(2)	-100.0%

Total commercial	840	16	335	505	NM	856	637	219	34.4%
Consumer
Home equity loans & lines of credit	—	160	62	(62)	-100.0%	160	261	(101)	-38.7%
Residential mortgage	—	—	—	—	NM	—	21	(21)	-100.0%
Other loans	60	32	23	37	NM	92	34	58	NM

Total consumer	60	192	85	(25)	-29.4%	252	316	(64)	-20.3%

Total Net Charge-offs	$900	$208	$420	$480	NM	$1,108	$953	$155	16.3%

Net Charge-offs - annualized percentages
C&I	1.00%	0.02%	0.43%	0.57%		0.52%	0.41%	0.11%
CRE	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

Total commercial and commercial real estate	0.63%	0.01%	0.27%	0.36%		0.33%	0.26%	0.07%
Consumer				0.00%				0.00%
Home equity loans & lines of credit	0.00%	0.22%	0.10%	-0.10%		0.11%	0.21%	-0.10%
Residential mortgage	0.00%	0.00%	0.00%	0.00%		0.00%	0.01%	-0.01%
Other loans	3.02%	1.61%	1.32%	1.70%		2.31%	0.98%	1.33%

Total consumer	0.03%	0.10%	0.05%	-0.02%		0.06%	0.10%	-0.04%

Total Net Charge-offs	0.27%	0.06%	0.15%	0.12%		0.17%	0.17%	0.00%

Non-performing Assets (NPA) (in millions)
C&I	$2	$2	$1	$1	100.0%	$2	$1	$1	100.0%
CRE	1	—	—	1	NM	1	—	1	NM
Residential mortgage	3	1	1	2	NM	3	1	2	NM

Total Non-accrual Loans	6	3	2	4	NM	6	2	4	NM
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	6	3	2	4	NM	6	2	4	NM
Other real estate, net (OREO)	—	—	—	—	NM	—	—	—	NM

Total Non-performing Assets	$6	$3	$2	$4	NM	$6	$2	$4	NM

Accruing loans past due 90 days or more	$2	$4	$4	$(2)	-50.0%	$2	$4	$(2)	-50.0%
Allowance for Loan and Lease Losses (ALLL)(eop)	$9	$9	$7	$2	28.6%	$9	$7	$2	28.6%
ALLL as a % of total loans and leases	0.65%	0.68%	0.59%	0.06%		0.65%	0.59%	0.06%
ALLL as a % of NPLs	150.0%	300.0%	350.0%	-200.0%		150.0%	350.0%	-200.0%
ALLL + OREO as a % of NPAs	150.0%	300.0%	350.0%	-200.0%		150.0%	350.0%	-200.0%
NPLs as a % of total loans and leases	0.43%	0.23%	0.17%	0.26%		0.43%	0.17%	0.26%
NPAs as a % of total loans and leases + OREO	0.43%	0.23%	0.17%	0.26%		0.43%	0.17%	0.26%

(1)	Operating basis, see page 50 for definition.
NM,	not a meaningful value.
eop,	end of period.

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	708	703	695	13	1.9%	708	695	13	1.9%
# licensed bankers (eop)	698	701	685	13	1.9%	698	685	13	1.9%

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,355	$1,610	$1,104	$251	22.7%	$2,965	$1,954	$1,011	51.7%
Annuities revenue	6,776	8,229	6,982	(206)	-3.0%	15,005	15,307	(302)	-2.0%
12b-1 fees	600	535	525	75	14.3%	1,135	1,080	55	5.1%
Discount brokerage commissions and other	1,280	1,290	1,187	93	7.8%	2,570	2,052	518	25.2%

Total retail investment sales	10,011	11,664	9,798	213	2.2%	21,675	20,393	1,282	6.3%
Investment banking fees	—	—	—	—	NM	—	—	—	NM
Insurance fees and revenue	2,782	2,936	3,459	(677)	-19.6%	5,718	7,426	(1,708)	-23.0%

Total Brokerage and Insurance Income	$12,793	$14,600	$13,257	$(464)	-3.5%	$27,393	$27,819	$(426)	-1.5%

Fee sharing	4,305	3,984	3,970	335	8.4%	8,289	8,601	(312)	-3.6%

Total Brokerage and Insurance Income (net of fee sharing)	$8,488	$10,616	$9,287	$(799)	-8.6%	$19,104	$19,218	$(114)	-0.6%

Mutual fund sales volume, excluding direct trades (in thousands)	$58,002	$42,965	$75,995	(17,993)	-23.7%	$100,967	$128,263	(27,296)	-21.3%
Annuities sales volume (in thousands)	133,408	161,332	142,344	(8,936)	-6.3%	294,740	316,218	(21,478)	-6.8%

Trust Services Income (in thousands)
Personal trust revenue	$8,423	$8,191	$7,502	$921	12.3%	$16,614	$14,931	$1,683	11.3%
Huntington funds revenue	5,195	5,230	4,805	390	8.1%	10,425	9,480	945	10.0%
Institutional trust revenue	2,176	2,170	2,218	(42)	-1.9%	4,346	3,943	403	10.2%
Corporate trust revenue	900	708	1,031	(131)	-12.7%	1,608	2,077	(469)	-22.6%
Other trust revenue	—	—	—	—	NM	—	—	—	NM

Total Trust Services Income	$16,694	$16,299	$15,556	$1,138	7.3%	$32,993	$30,431	$2,562	8.4%

Fee sharing	211	268	262	(51)	-19.5%	479	494	(15)	-3.0%

Total Trust Services Income (net of fee sharing)	$16,483	$16,031	$15,294	$1,189	7.8%	$32,514	$29,937	$2,577	8.6%

Assets Under Management (eop) (in billions)
Personal trust	$5.2	$5.0	$4.7	$0.4	9.4%	$5.2	$4.7	$0.4	9.4%
Huntington funds	2.9	3.0	3.0	(0.1)	-1.8%	2.9	3.0	(0.1)	-1.8%
Institutional trust	0.5	0.6	0.5	0.0	9.8%	0.5	0.5	0.0	9.8%
Corporate trust	0.0	0.0	0.1	(0.1)	-62.0%	0.0	0.1	(0.1)	-62.0%
Haberer	0.6	0.5	0.5	0.1	27.7%	0.6	0.5	0.1	27.7%
Other	—	—	—	—	NM	—	—	—	NM

Total Assets Under Management	$9.3	$9.2	$8.8	$0.5	5.8%	$9.3	$8.8	$0.5	5.8%

Total Trust Assets (eop) (in billions)
Personal trust	$8.9	$8.5	$7.7	$1.2	15.4%	$8.9	$7.7	$1.2	15.4%
Huntington funds	2.9	3.0	3.0	(0.1)	-3.0%	2.9	3.0	(0.1)	-3.0%
Institutional trust	23.9	24.6	20.3	3.6	17.7%	23.9	20.3	3.6	17.7%
Corporate trust	3.5	3.1	3.2	0.3	8.4%	3.5	3.2	0.3	8.4%

Total Trust Assets	$39.2	$39.1	$34.2	$5.0	14.5%	$39.2	$34.2	$5.0	14.5%

Mutual Fund Data
# Huntington mutual funds (eop)	29	24	24	5		29	24	5
Sales penetration (3)	5.9%	6.5%	6.8%	-0.9%		6.2%	7.0%	-0.8%
Revenue penetration (whole dollars) (4)	$3,270	$4,039	$3,298	$(28)	-0.8%	$3,700	$3,436	$264	7.7%
Profit penetration (whole dollars) (5)	987	1,366	1,244	(257)	-20.7%	1,173	1,282	(109)	-8.5%
Average sales per licensed banker (whole dollars) annualized	70,030	81,567	68,897	1,133	1.6%	75,774	70,796	4,978	7.0%
Average revenue per licensed banker (whole dollars) annualized	3,319	3,967	3,049	270	8.9%	3,639	3,203	436	13.6%

(1)	Operating basis, see page 50 for definition.
(3)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.
(4)	Investment program revenue per million of the bank’s retail deposits.
(5)	Contribution of investment program to pretax profit per million of the bank’s retail deposits.

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

Net interest income includes the net impact of administering Huntington’s investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity as well as net interest income related to Huntington Capital Markets loan activity.

Non-interest income includes fee income related to Huntington Capital Markets activities, and miscellaneous non-interest income not allocated to other business segments, including bank owned life insurance income. Fee income also includes MSR temporary impairment valuation recoveries or impairments, as well as any securities gains or losses, which are used to mitigate MSR valuation changes. Prior to 2004, changes in MSR temporary impairment valuations were reflected in the Regional Banking business segment, whereas securities gains or loss were reflected in the Treasury/Other segment. Since securities gains or losses are used to mitigate MSR valuation changes, and since this risk is managed centrally, for 2004 reporting both MSR valuation changes, as well as securities gains or losses, are reflected in Treasury/Other results.

Non-interest expense includes expenses associated with Huntington Capital Markets activities, as well as certain corporate administrative and other miscellaneous expenses not allocated to other business segments.

The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate though the company’s overall effective tax rate is lower. As a result, the provision for income taxes in Treasury/Other includes the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

2004 Second Quarter versus 2003 Second Quarter

Treasury/Other net income declined $15.2 million, or 45% from the same quarter last year. This reflected a combination of higher non-interest expense, lower non-interest income, and lower net interest income, partially offset by lower provision for income taxes.

Net interest income decreased $2.0 million, or 10%, from the year-ago quarter. Driving this variance were a $5.3 million increase in wholesale funding costs and $7.5 million of lower revenue from derivatives activities, offset by $1.1 million of higher interest income in the Capital Markets margin and $10.0 million of higher interest income on securities.

The provision for credit losses was $0.1 million higher than last year, attributable to increased Huntington Capital Markets lending activity.

Non-interest income was $9.6 million, or 40%, lower than in the year-ago quarter, reflecting the impact of using securities losses to offset MSR impairment recoveries. In 2004, MSR impairment and recovery is reflected in the Treasury/Other segment, whereas in the year-ago quarter MSR impairment of $6.4 million was reflected in Regional Banking. Other non-interest income was also down from the year-ago quarter by $3.1 million, reflecting lower income from trading activities.

Non-interest expense for operational, administrative, and support groups, which was not specifically allocated to the other business segments was up $12.3 million from last year. Driving this variance was $5.5 million of higher incentive plan costs in the second quarter of 2004. Furthermore, $5.8 million of other expense attributable to costs related to investments in partnerships generating tax benefits occurred in the second quarter of 2004.

The provision for income taxes declined $8.8 million, reflecting lower pre-tax income, partially offset by a higher overall effective tax rate in the 2004 second quarter, compared with the year-ago quarter.

2004 Second Quarter versus 2004 First Quarter

Treasury/Other’s net income was $12.5 million, or 40%, lower than the first quarter. This reflected a combination of lower non-interest income, lower net interest income, and higher non-interest expense, partially offset by lower provision for credit losses.

The net interest margin for Treasury/Other was down $7.0 million, or 27%. Driving this variance was lower net earnings from Huntington’s transfer pricing system to centrally manage interest rate risk. These earnings are allocated to the other lines of business units’.

Non-interest income was $7.1 million lower in the second quarter compared with the first quarter. Securities losses, offset by MSR impairment recovery, drive most of this reduction. Furthermore, investment banking activities from Huntington Capital Markets contributed $2.4 million less revenue in the second quarter, than in the first quarter.

Non-interest expense for Treasury/Other increased $2.2 million, or 13%, from the first quarter. Second quarter expenses include $5.8 million of other expense attributable to costs related to investments in partnerships generating tax benefits. Offsetting this variance is a higher net amount of expenses allocated to the other business segments.

The provision for credit losses decline $2.3 million, reflecting lower NPAs.

The provision for income taxes decreased $1.5 million, reflecting the benefit of the company’s lower overall effective tax rate versus the 35% effective tax rate used to allocate provision for income taxes to each line of business, partially offset by an increase in the company’s higher overall effective tax rate in the current quarter compared with the first quarter.

2004 First Six Months versus 2003 First Six Months

Treasury/Other net income for the first six months of 2004 declined $11.8 million, or 19%, from the comparable year-ago period. This reflected a combination of factors primarily consisting of higher non-interest expense, lower non-interest income, and an increase in provision for credit losses, partially offset by lower provision for income taxes.

Net interest income decreased $0.3 million, or 1%, from the comparable year-ago period. Driving this variance were a $10.1 million increase in wholesale funding costs and $14.8 million of lower revenue from derivatives activities, offset by higher interest income in the Huntington Capital Markets margin and $21 million of higher interest income on securities.

The provision for credit losses was $2.5 million higher than the year-ago period, attributable to increased Huntington Capital Markets lending activity.

Non-interest income was $3.6 million, or 9%, lower than in the year-ago period, reflecting the impact of using securities losses to offset MSR impairment recoveries.

Non-interest expense for operational, administrative, and support groups, which was not specifically allocated to other business segments increased $14.7 million from last year, including $5.5 million of higher incentive plan costs, $5.8 million of other expense attributable to costs related to investments in partnerships generating tax benefits, and higher sales incentives of $2.4 million in Huntington Capital Markets.

The provision for income taxes declined $9.4 million, reflecting the benefit of the company’s lower overall effective tax rate versus the 35% effective tax rate used to allocate provision for income taxes to each line of business, partially offset by the company’s higher total effective tax rate in the first six months of 2004 versus the comparable year-ago period.

Table 21 - Treasury/Other(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$18,557	$25,543	$20,511	$(1,954)	-9.5%	$44,100	$44,446	$(346)	-0.8%
Provision for credit losses	61	2,393	(66)	127	NM	2,454	(60)	2,514	NM

Net Interest Income After Provision for Credit Losses	18,496	23,150	20,577	(2,081)	-10.1%	41,646	44,506	(2,860)	-6.4%

Service charges on deposit accounts	7	10	10	(3)	-30.0%	17	22	(5)	-22.7%
Brokerage and insurance income	185	215	216	(31)	-14.4%	400	439	(39)	-8.9%
Mortgage banking	10,199	(10,200)	—	10,199	NM	(1)	—	(1)	NM
Bank Owned Life Insurance income	11,309	10,485	11,043	266	2.4%	21,794	22,180	(386)	-1.7%
Other	2,701	5,904	5,818	(3,117)	-53.6%	8,605	8,887	(282)	-3.2%

Total Non-Interest Income Before Securities Gains	24,401	6,414	17,087	7,314	42.8%	30,815	31,528	(713)	-2.3%
Securities gains	(9,949)	15,090	6,921	(16,870)	NM	5,141	8,076	(2,935)	-36.3%

Total Non-Interest Income	14,452	21,504	24,008	(9,556)	-39.8%	35,956	39,604	(3,648)	-9.2%

Total Non-Interest Expense	19,986	17,732	7,679	12,307	NM	37,718	23,050	14,668	63.6%

Income Before Provision for Income Taxes	12,962	26,922	36,906	(23,944)	-64.9%	39,884	61,060	(21,176)	-34.7%
Provision for income taxes (2)	(5,809)	(4,352)	2,985	(8,794)	NM	(10,161)	(758)	(9,403)	NM

Net Income - Operating (1)	$18,771	$31,274	$33,921	$(15,150)	-44.7%	$50,045	$61,818	$(11,773)	-19.0%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$18,557	$25,543	$20,511	$(1,954)	-9.5%	$44,100	$44,446	$(346)	-0.8%
Tax Equivalent Adjustment (2)	2,660	2,765	1,755	905	51.6%	5,425	3,505	1,920	54.8%

Net Interest Income (FTE)	21,217	28,308	22,266	(1,049)	-4.7%	49,525	47,951	1,574	3.3%
Non-Interest Income	14,451	21,504	24,008	(9,557)	-39.8%	35,955	39,604	(3,649)	-9.2%

Total Revenue (FTE)	$35,668	$49,812	$46,274	$(10,606)	-22.9%	$85,480	$87,555	$(2,075)	-2.4%

Total Revenue Excluding Securities Gains (FTE)	$45,617	$34,722	$39,353	$6,264	15.9%	$80,339	$79,479	$860	1.1%

SELECTED AVERAGE BALANCES (in millions)
Securities	$5,233	$5,045	$3,495	$1,737	49.7%	$5,139	$3,310	$1,829	55.3%
Loans:
C&I	$102	$70	$52	$50	96.2%	$86	$17	$69	NM
CRE
Construction	1	0	(1)	2	NM	1	19	(18)	-94.7%
Commercial	59	62	61	(2)	-3.3%	61	75	(14)	-18.7%

Total Loans	$162	$132	$112	$50	44.6%	$148	$111	$37	33.3%

Deposits:
Brokered time deposits and negotiable CDs	1,737	1,907	1,241	496	40.0%	1,822	1,198	624	52.1%
Foreign time deposits	97	101	80	17	21.3%	99	138	(39)	-28.3%

Total Deposits	$1,834	$2,008	$1,321	$513	38.8%	$1,921	$1,336	$585	43.8%

(1)	Operating basis, see page 50 for definition.
(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

NM, not a meaningful value.

Table 21 - Treasury/Other(1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
PERFORMANCE METRICS

Return on average assets	1.07%	1.87%	2.62%	-1.55%		1.45%	2.49%	-1.04%
Return on average equity	9.8%	17.8%	22.9%	-13.1%		13.6%	20.3%	-6.7%
Net interest margin	1.53%	2.13%	2.37%	-0.84%		1.82%	2.71%	-0.89%
Efficiency ratio	43.8%	51.1%	19.5%	24.3%		46.9%	29.0%	17.9%

CREDIT QUALITY

Net Charge-offs by Loan Type (in thousands)
C&I	$(23)	$—	$—	$(23)	NM	$(23)	$—	$(23)	NM
CRE	1,999	1	—	1,999	NM	2,000	—	2,000	NM

Total commercial	1,976	1	—	1,976	NM	1,977	—	1,977	NM

Total Net Charge-offs	$1,976	$1	$—	$1,976	NM	$1,977	$—	$1,977	NM

Net Charge-offs - annualized percentages
C&I	-0.09%	0.00%	0.00%	-0.09%		-0.05%	0.00%	-0.05%
CRE	13.40%	0.01%	0.00%	13.40%		6.47%	0.00%	6.47%

Total commercial	4.91%	0.00%	0.00%	4.91%		2.68%	0.00%	2.68%

Total Net Charge-offs	4.91%	0.00%	0.00%	4.91%		2.68%	0.00%	2.68%

Non-performing Assets (NPA) (in millions)
C&I	$—	$1	$1	$(1)	-100.0%	$—	$1	$(1)	-100.0%
CRE	8	11	—	8	NM	8	—	8	NM
Total Non-accrual Loans	8	12	1	7	NM	8	1	7	NM
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	8	12	1	7	NM	8	1	7	NM
Other real estate, net (OREO)	(1)	(1)	—	(1)	NM	(1)	—	(1)	NM

Total Non-performing Assets	$7	$11	$1	$6	NM	$7	$1	$6	NM

Accruing loans past due 90 days or more	$—	$—	$—	$—	NM	$—	$—	$—	NM

Allowance for Loan and Lease Losses (ALLL)(eop)	$42	$77	$39	$3	7.7%	$42	$39	$3	7.7%
ALLL as a % of total loans and leases	29.79%	53.47%	20.97%	8.82%		29.79%	20.97%	8.82%
ALLL as a % of NPLs	NM	NM	NM	NM		NM	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM		NM	NM	NM
NPLs as a % of total loans and leases	5.67%	8.33%	0.54%	5.13%		5.67%	0.54%	5.13%
NPAs as a % of total loans and leases + OREO	5.00%	7.69%	0.54%	4.46%		5.00%	0.54%	4.46%

SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	1,975	1,956	2,016	(41)	-2.0%	1,975	2,016	(41)	-2.0%

(1)	Operating basis, see page 50 for definition.
NM,	not a meaningful value.
eop,	end of period.

Table 22 - Total Company (1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$222,563	$222,685	$202,441	$20,122	9.9%	$445,248	$404,200	$41,048	10.2%
Provision for credit losses	5,027	25,596	49,193	(44,166)	-89.8%	30,623	86,037	(55,414)	-64.4%

Net Interest Income After Provision for Credit Losses	217,536	197,089	153,248	64,288	42.0%	414,625	318,163	96,462	30.3%

Operating lease income	78,706	88,867	128,574	(49,868)	-38.8%	167,573	266,767	(99,194)	-37.2%
Service charges on deposit accounts	43,596	41,837	40,914	2,682	6.6%	85,433	80,783	4,650	5.8%
Brokerage and insurance income	13,523	15,197	14,196	(673)	-4.7%	28,720	29,693	(973)	-3.3%
Trust services	16,708	16,323	15,580	1,128	7.2%	33,031	30,491	2,540	8.3%
Mortgage banking	23,322	(4,296)	7,185	16,137	NM	19,026	18,310	716	3.9%
Bank Owned Life Insurance income	11,309	10,485	11,043	266	2.4%	21,794	22,180	(386)	-1.7%
Other service charges and fees	10,645	9,513	11,372	(727)	-6.4%	20,158	21,710	(1,552)	-7.1%
Other	24,659	25,619	27,704	(3,045)	-11.0%	50,278	48,105	2,173	4.5%

Total Non-Interest Income Before Securities Gains	222,468	203,545	256,568	(34,100)	-13.3%	426,013	518,039	(92,026)	-17.8%
Securities gains	(9,230)	15,090	6,887	(16,117)	NM	5,860	8,085	(2,225)	-27.5%

Total Non-Interest Income	213,238	218,635	263,455	(50,217)	-19.1%	431,873	526,124	(94,251)	-17.9%

Operating lease expense	62,563	70,710	102,939	(40,376)	-39.2%	133,273	214,527	(81,254)	-37.9%
Personnel costs	119,715	121,624	105,242	14,473	13.8%	241,339	218,331	23,008	10.5%
Other	99,875	93,320	94,167	5,708	6.1%	193,195	185,969	7,226	3.9%

Total Non-Interest Expense	282,153	285,654	302,348	(20,195)	-6.7%	567,807	618,827	(51,020)	-8.2%

Income Before Provision for Income Taxes	148,621	130,070	114,355	34,266	30.0%	278,691	225,460	53,231	23.6%
Provision for income taxes	41,672	31,750	30,092	11,580	38.5%	73,422	56,783	16,639	29.3%

Net Income - Operating (1)	$106,949	$98,320	$84,263	$22,686	26.9%	$205,269	$168,677	$36,592	21.7%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$222,563	$222,685	$202,441	$20,122	9.9%	$445,248	$404,200	$41,048	10.2%
Tax Equivalent Adjustment (2)	2,919	3,023	2,076	843	40.6%	5,942	4,172	1,770	42.4%

Net Interest Income (FTE)	225,482	225,708	204,517	20,965	10.3%	451,190	408,372	42,818	10.5%
Non-Interest Income	213,238	218,635	263,455	(50,217)	-19.1%	431,873	526,124	(94,251)	-17.9%

Total Revenue (FTE)	$438,720	$444,343	$467,972	$(29,252)	-6.3%	$883,063	$934,496	$(51,433)	-5.5%

Total Revenue Excluding Securities Gains (FTE)	$447,950	$429,253	$461,085	$(13,135)	-2.8%	$877,203	$926,411	$(49,208)	-5.3%

SELECTED AVERAGE BALANCES (in millions)
Loans:
C&I	$5,536	$5,365	$5,626	$(90)	-1.6%	$5,451	$5,625	$(174)	-3.1%
CRE
Construction	1,322	1,322	1,239	83	6.7%	1,322	1,214	108	8.9%
Commercial	2,906	2,876	2,621	285	10.9%	2,891	2,593	298	11.5%
Consumer
Auto leases - indirect	2,139	1,988	1,306	833	63.8%	2,064	1,153	911	79.0%
Auto loans - indirect	2,337	3,041	2,830	(493)	-17.4%	2,689	2,954	(265)	-9.0%
Home equity loans & lines of credit	4,142	3,880	3,359	783	23.3%	4,011	3,298	713	21.6%
Residential mortgage	2,986	2,674	1,887	1,099	58.2%	2,830	1,859	971	52.2%
Other loans	399	356	379	20	5.3%	377	383	(6)	-1.6%

Total Consumer	12,003	11,939	9,761	2,242	23.0%	11,971	9,647	2,324	24.1%

Total Loans	$21,767	$21,502	$19,247	$2,520	13.1%	$21,635	$19,079	$2,556	13.4%

Operating lease assets	$977	$1,166	$1,802	$(825)	-45.8%	$1,070	$1,937	$(867)	-44.8%
Deposits:
Non-interest bearing deposits	$3,223	$3,017	$3,046	$177	5.8%	$3,120	$2,984	$136	4.6%
Interest bearing demand deposits	7,168	6,609	6,100	1,068	17.5%	6,889	5,868	1,021	17.4%
Savings deposits	2,839	2,819	2,804	35	1.2%	2,829	2,788	41	1.5%
Domestic time deposits	3,795	3,824	4,279	(484)	-11.3%	3,810	4,347	(537)	-12.4%
Brokered time deposits and negotiable CDs	1,737	1,907	1,241	496	40.0%	1,822	1,198	624	52.1%
Foreign time deposits	542	549	426	116	27.2%	545	470	75	16.0%

Total Deposits	$19,304	$18,725	$17,896	$1,408	7.9%	$19,015	$17,655	$1,360	7.7%

(1)	Operating basis, see page 50 for definition.
(2)	Calculated assuming a 35% tax rate.
NM,	not a meaningful value.

Table 22 - Total Company (1)

	2004	2004	2003	2Q04 vs. 2Q03		2004	2003	1H04 vs. 1H03
	Second	First	Second	Amount	%	6 Months	6 Months	Amount	%
PERFORMANCE METRICS

Return on average assets	1.37%	1.28%	1.20%	0.17%		1.33%	1.23%	0.10%
Return on average equity	18.5%	17.4%	15.7%	2.8%		17.9%	15.8%	2.1%
Net interest margin	3.29%	3.36%	3.47%	-0.18%		3.32%	3.52%	-0.20%
Efficiency ratio	63.0%	66.5%	65.6%	-2.6%		64.7%	66.8%	-2.1%

CREDIT QUALITY (in thousands)

Net Charge-offs by Loan Type
C&I	$(2,803)	$5,956	$26,546	$(29,349)	NM	$3,153	$41,450	$(38,297)	-92.4%
CRE	2,940	1,637	607	2,333	NM	4,577	1,153	3,424	NM

Total commercial	137	7,593	27,153	(27,016)	-99.5%	7,730	42,603	(34,873)	-81.9%
Consumer
Auto leases	2,159	3,159	1,422	737	51.8%	5,318	2,342	2,976	NM
Auto loans	5,604	13,422	7,524	(1,920)	-25.5%	19,026	18,147	879	4.8%
Home equity loans & lines of credit	3,019	3,116	3,671	(652)	-17.8%	6,135	7,724	(1,589)	-20.6%
Residential mortgage	302	316	267	35	13.1%	618	412	206	50.0%
Other loans	1,294	1,021	1,019	275	27.0%	2,315	2,664	(349)	-13.1%

Total consumer	12,378	21,034	13,903	(1,525)	-11.0%	33,412	31,289	2,123	6.8%

Total Net Charge-offs	$12,515	$28,627	$41,056	$(28,541)	-69.5%	$41,142	$73,892	$(32,750)	-44.3%

Net Charge-offs - annualized percentages
C&I	-0.20%	0.44%	1.89%	-2.09%		0.12%	1.47%	-1.35%
CRE	0.28%	0.16%	0.06%	0.22%		0.22%	0.06%	0.16%

Total commercial	0.01%	0.32%	1.14%	-1.13%		0.16%	0.90%	-0.74%
Consumer
Auto leases	0.40%	0.64%	0.44%	-0.04%		0.52%	0.40%	0.12%
Auto loans	0.96%	1.77%	1.06%	-0.10%		1.42%	1.23%	0.19%
Home equity loans & lines of credit	0.29%	0.32%	0.44%	-0.15%		0.31%	0.47%	-0.17%
Residential mortgage	0.04%	0.05%	0.06%	-0.02%		0.04%	0.04%	0.00%
Other loans	1.30%	1.15%	1.08%	0.22%		1.23%	1.39%	-0.16%

Total consumer	0.41%	0.70%	0.57%	-0.16%		0.56%	0.65%	-0.09%

Total Net Charge-offs	0.23%	0.53%	0.85%	-0.62%		0.38%	0.77%	-0.39%

Non-performing Assets (NPA) (in millions)
C&I	$32	$45	$86	$(54)	-62.8%	$32	$86	$(54)	-62.8%
CRE	16	20	22	(6)	-27.3%	16	22	(6)	-27.3%
Residential mortgage	14	12	12	2	16.7%	14	12	2	16.7%

Total Non-accrual Loans	62	77	120	(58)	-48.3%	62	120	(58)	-48.3%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	62	77	120	(58)	-48.3%	62	120	(58)	-48.3%
Other real estate, net (OREO)	13	15	14	(1)	-7.1%	13	14	(1)	-7.1%

Total Non-performing Assets	$75	$92	$134	$(59)	-44.0%	$75	$134	$(59)	-44.0%

Accruing loans past due 90 days or more	$51	$60	$55	$(4)	-7.3%	$51	$55	$(4)	-7.3%

Allowance for Loan and Lease Losses (ALLL) (eop)	$287	$295	$308	$(21)	-6.8%	$287	$308	$(21)	-6.8%

ALLL as a % of total loans and leases	1.32%	1.39%	1.61%	-0.29%		1.32%	1.61%	-0.29%
ALLL as a % of NPLs	464.5%	383.0%	256.1%	208.4%		464.5%	256.1%	208.4%
ALLL + OREO as a % of NPAs	400.0%	337.0%	240.3%	159.7%		400.0%	240.3%	159.7%
NPLs as a % of total loans and leases	0.28%	0.36%	0.63%	-0.35%		0.28%	0.63%	-0.35%
NPAs as a % of total loans and leases + OREO	0.34%	0.43%	0.70%	-0.36%		0.34%	0.70%	-0.36%

SUPPLEMENTAL DATA
# employees - full-time equivalent	8,045	7,915	7,986	59	0.7%	8,045	7,986	59	0.7%

(1)	Operating basis, see page 50 for definition.
NM,	not a meaningful value.
eop,	end of period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures for the current period are found beginning on page 45 of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2003 Form 10-K.

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

Item 2. Changes in Securities and Use of Proceeds

(e)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2004 to April 30, 2004	—	—	—	7,500,000
May 1, 2004 to May 31, 2004	—	—	—	7,500,000
June 1, 2004 to June 30, 2004	—	—	—	7,500,000
Total	—	—	—	7,500,000

(1)	Information is as of the end of the Period. On January 16, 2003, the Registrant announced that its board of directors had authorized the repurchase from time to time of 8,000,000 shares of the Registrant’s common stock (the “2003 Repurchase Program”). The 2003 Repurchase Program did not have an expiration date. A total of 4,100,000 shares had been repurchased under the 2003 Repurchase Program in 2003. No shares were repurchased in the 2004 first quarter under the 2003 Repurchase Program or otherwise. On April 27, 2004, the Registrant announced that its board of directors had terminated the 2003 Repurchase Program and had authorized a new program for the repurchase in the open market or through privately negotiated transactions of 7,500,000 share of the Registrant’s common stock (the “2004 Repurchase Program”). The 2004 Repurchase Program does not have an expiration date. The Registrant also intends to repurchase approximately 2.5 million shares associated with the Unizan Financial Corp. merger, and the remaining 5,000,000 shares would be repurchased from time to time whenever market conditions or other factors deem that to be appropriate.

Item 4. Submission of Matters to a Vote of Security Holders

Huntington held its annual meeting of shareholders on April 27, 2004. At this meeting, the shareholders approved the following management proposals:

		For	Against	Abstain/ Withheld
1.	Election of directors to serve as Class II Directors until the 2007 Annual Meeting of Shareholders as follows:
	Karen A. Holbrook	194,112,217		4,488,001
	David P. Lauer	193,206,154		5,394,064
	Kathleen H. Ransier	191,772,564		6,827,653

2.	Election of directors to serve as Class III Directors until the 2005 Annual Meeting of Shareholders as follows:
	David L. Porteous	193,539,668		5,060,550

3.	Proposal to approve the Management Incentive Plan, as amended and restated.	138,274,325	17,081,492	3,785,422

4.	Proposal to approve the 2004 Stock and Long-Term Incentive Plan.	130,994,537	24,550,481	3,596,216

5.	Ratification of Deloitte & Touche LLP as independent auditors Huntington for the year 2004.	191,730,116	4,663,300	2,206,802

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii)(a).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

4.(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10(a).	Huntington Bancshares Incorporated Management Incentive Plan – as amended and restated effective for plan years beginning on or after January 1, 2004.

(b)	Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan.

(c)	Executive Deferred Compensation Plan of Huntington Bancshares Incorporated – as amended and restated on February 18, 2004.

31.1	Sarbanes-Oxley Act 302 Certification – Chief Executive Officer

31.2	Sarbanes-Oxley Act 302 Certification – Chief Financial Officer

32.1	Sarbanes-Oxley Act 906 Certification - Chief Executive Officer.

32.2	Sarbanes-Oxley Act 906 Certification - Chief Financial Officer.

(b)	Reports on Form 8-K

1.	A report on Form 8-K, dated April 15 2004, was filed under report item numbers 7 and 12, concerning Huntington’s results of operations for the first quarter ended March 31, 2004.

2.	A report on Form 8-K, dated April 20, 2004, was filed under report item number 5, regarding Huntington’s decision to terminate its Employee Stock Incentive Plan after it determined that the shares reserved for issuance of future option grants under the Plan would not be necessary following the approval of its 2004 Stock and Long-Term Incentive Plan.

3.	A report on Form 8-K, dated June 16, 2004, was filed under report items 5 and 7, announcing the delay in closing of the merger agreement between Huntington Bancshares Incorporated and Unizan Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: August 9, 2004	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: August 9, 2004	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer and Controller