Form 10-Q
period 2004-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2004-11-05
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2004

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

There were 231,105,691 shares of Registrant’s without par value common stock outstanding on October 31, 2004.

Huntington Bancshares Incorporated

Part 1. Financial Information

Item 1. Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(in thousands, except number of shares)	2004	2003	2003
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$1,053,358	$899,689	$775,423
Federal funds sold and securities purchased under resale agreements	838,833	96,814	87,196
Interest bearing deposits in banks	36,155	33,627	37,857
Trading account securities	120,334	7,589	415
Loans held for sale	205,913	226,729	411,792
Investment securities	4,150,044	4,929,060	4,283,475
Loans and leases	22,587,259	21,075,118	21,172,747
Allowance for loan and lease losses	(282,650)	(299,732)	(336,398)

Net loans and leases	22,304,609	20,775,386	20,836,349

Operating lease assets	717,411	1,260,440	1,454,590
Bank owned life insurance	954,911	927,671	917,261
Premises and equipment	356,438	349,712	338,863
Goodwill and other intangible assets	216,011	217,009	217,212
Customers’ acceptance liability	8,787	9,553	9,208
Accrued income and other assets	844,689	786,047	759,282

Total Assets	$31,807,493	$30,519,326	$30,128,923

Liabilities
Deposits	$20,109,025	$18,487,395	$18,833,856
Short-term borrowings	1,215,887	1,452,304	1,400,047
Federal Home Loan Bank advances	1,270,454	1,273,000	1,273,000
Other long-term debt	4,094,185	4,544,509	4,269,288
Subordinated notes	1,040,901	990,470	791,045
Allowance for unfunded loan commitments and letters of credit	30,007	35,522	33,737
Bank acceptances outstanding	8,787	9,553	9,208
Accrued expenses and other liabilities	1,577,330	1,451,571	1,277,286

Total Liabilities	29,346,576	28,244,324	27,887,467

Shareholders’ Equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 230,153,486; 229,008,088 and 228,869,936 shares, respectively	2,482,904	2,483,542	2,482,370
Less 27,712,769; 28,858,167 and 28,996,319 treasury shares, respectively	(526,967)	(548,576)	(550,766)
Accumulated other comprehensive income (loss)	(13,812)	2,678	25,865
Retained earnings	518,792	337,358	283,987

Total Shareholders’ Equity	2,460,917	2,275,002	2,241,456

Total Liabilities and Shareholders’ Equity	$31,807,493	$30,519,326	$30,128,923

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Interest and fee income
Loans and leases
Taxable	$284,790	$277,906	$823,562	$813,845
Tax-exempt	474	588	1,423	1,997
Securities
Taxable	38,987	36,311	127,059	110,450
Tax-exempt	7,032	6,199	21,792	16,171
Other	6,719	12,316	14,264	28,196

Total Interest Income	338,002	333,320	988,100	970,659

Interest expenses
Deposits	64,812	67,565	183,810	223,658
Short-term borrowings	3,121	2,992	9,222	12,864
Federal Home Loan Bank advances	8,426	5,883	24,565	17,102
Subordinated notes and other long-term debt including preferred capital securities	34,585	36,409	98,197	92,364

Total Interest Expense	110,944	112,849	315,794	345,988

Net Interest Income	227,058	220,471	672,306	624,671
Provision for credit losses	11,785	51,615	42,408	137,652

Net Interest Income After Provision for Credit Losses	215,273	168,856	629,898	487,019

Operating lease income	64,412	117,624	231,985	384,391
Service charges on deposit accounts	43,935	42,294	129,368	123,077
Trust services	17,064	15,365	50,095	45,856
Brokerage and insurance income	13,200	13,807	41,920	43,500
Mortgage banking	4,448	30,193	23,474	48,503
Bank owned life insurance income	10,019	10,438	31,813	32,618
Other service charges and fees	10,799	10,499	30,957	32,209
Gain on sales of automobile loans	312	—	14,206	23,751
Gain on sale of branch offices	—	13,112	—	13,112
Securities gains (losses)	7,803	(4,107)	13,663	3,978
Other	17,899	23,543	68,177	71,648

Total Non-Interest Income	189,891	272,768	635,658	822,643

Personnel costs	121,729	113,170	363,068	331,501
Operating lease expense	54,885	93,134	188,158	307,661
Outside data processing and other services	17,527	17,478	53,552	50,161
Equipment	15,295	16,328	47,609	49,081
Net occupancy	16,838	15,570	49,859	47,556
Professional services	12,219	11,116	27,354	30,273
Marketing	5,000	5,515	20,908	20,595
Telecommunications	5,359	5,612	15,191	16,707
Printing and supplies	3,201	3,658	9,315	9,592
Amortization of intangibles	204	204	612	612
Restructuring reserve releases	(1,151)	—	(1,151)	(6,315)
Other	22,317	18,397	66,755	55,270

Total Non-Interest Expense	273,423	300,182	841,230	912,694

Income Before Income Taxes	131,741	141,442	424,326	396,968
Provision for income taxes	38,255	37,230	116,540	104,536

Income before cumulative effect of change in accounting principle	93,486	104,212	307,786	292,432
Cumulative effect of change in accounting principle, net of tax	—	(13,330)	—	(13,330)

Net Income	$93,486	$90,882	$307,786	$279,102

Average common shares — diluted	234,348	230,966	233,307	231,353
Per Common Share:
Income before cumulative effect of change in accounting principle — Diluted	$0.40	$0.45	$1.32	$1.26
Net Income — Diluted	0.40	0.39	1.32	1.21
Cash Dividends Declared	0.200	0.175	0.550	0.495

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
	Common Stock		Treasury Shares		Other Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income	Earnings	Total
Nine Months Ended September 30, 2003 (Unaudited):
Balance, beginning of period	257,866	$2,484,421	(24,987)	$(475,399)	$62,300	$118,471	$2,189,793
Comprehensive Income:
Net income						279,102	279,102
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(26,233)		(26,233)
Unrealized losses on derivative instruments used in cash flow hedging relationships					(10,202)		(10,202)

Total comprehensive income							242,667

Cash dividends declared ($0.495 per share)						(113,586)	(113,586)
Stock options exercised		(2,144)	337	6,373			4,229
Treasury shares purchased			(4,300)	(81,061)			(81,061)
Other		93	(46)	(679)			(586)

Balance, end of period (Unaudited)	257,866	$2,482,370	(28,996)	$(550,766)	$25,865	$283,987	$2,241,456

Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						307,786	307,786
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(19,555)		(19,555)
Unrealized gains on derivative instruments used in cash flow hedging relationships					3,065		3,065

Total comprehensive income							291,296

Cash dividends declared ($0.550 per share)						(126,352)	(126,352)
Stock options exercised		(564)	985	18,865			18,301
Other		(74)	160	2,744			2,670

Balance, end of period (Unaudited)	257,866	$2,482,904	(27,713)	$(526,967)	$(13,812)	$518,792	$2,460,917

See notes to unaudited consolidated financial statements.

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Operating Activities
Net Income	$307,786	$279,102
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	13,330
Provision for credit losses	42,408	137,652
Depreciation on operating lease assets	187,022	290,474
Other depreciation and amortization	65,279	73,855
Deferred income tax expense	83,140	78,754
Increase in trading account securities	(112,745)	(174)
Decrease in loans held for sale	20,566	116,587
Gains on sales of investment securities	(13,663)	(3,978)
Gains on sale of automobile loans	(14,206)	(23,751)
Gains on sale of branch offices	—	(13,112)
Restructuring reserve releases	(1,151)	(6,315)
Other, net	(40,099)	(155,245)

Net Cash Provided by Operating Activities	524,337	787,179

Investing Activities
Increase in interest bearing deposits in banks	(2,528)	(557)
Proceeds from:
Maturities and calls of investment securities	746,386	1,343,838
Sales of investment securities	1,655,459	887,936
Purchases of investment securities	(1,530,657)	(3,140,336)
Proceeds from sales/securitizations of loans	1,534,395	1,475,948
Net loan and lease originations, excluding sales	(3,216,666)	(3,457,605)
Net decrease in operating lease assets	357,184	473,727
Sale of branch offices	—	(81,367)
Proceeds from sale of premises and equipment	340	6,825
Purchases of premises and equipment	(43,924)	(44,076)
Proceeds from sales of other real estate	9,800	6,997
Consolidation of cash of securitization trust	—	58,500

Net Cash Used for Investing Activities	(490,211)	(2,470,170)

Financing Activities
Increase in total deposits	1,610,167	1,525,808
Decrease in short-term borrowings	(236,417)	(740,969)
Proceeds from issuance of subordinated notes	148,830	—
Maturity of subordinated notes	(100,000)	(250,000)
Proceeds from Federal Home Loan Bank advances	454	270,000
Maturity of Federal Home Loan Bank advances	(3,000)	(10,000)
Proceeds from long-term debt	675,000	1,450,000
Maturity of long-term debt	(1,130,000)	(530,000)
Dividends paid on common stock	(121,773)	(111,007)
Repurchases of common stock	—	(81,061)
Net proceeds from issuance of common stock	18,301	4,076

Net Cash Provided by Financing Activities	861,562	1,526,847

Change in Cash and Cash Equivalents	895,688	(156,144)
Cash and Cash Equivalents at Beginning of Period	996,503	1,018,763

Cash and Cash Equivalents at End of Period	$1,892,191	$862,619

Supplemental disclosures:
Income taxes paid	$14,031	$70,953
Interest paid	302,801	354,071
Non-cash activities
Residential mortgage loans securitized and retained in securities available for sale	115,929	171,586
Common stock dividends accrued not paid	36,254	30,901

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

     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.” The statement of cash flows for the nine-months ended September 30, 2003, has been corrected to properly reflect the sale of branch offices during the third quarter of 2003.

Note 2 – New Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (EITF 03-1): The Emerging Issues Task Force reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. EITF 03-1 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. On September 30, 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance expected to be finalized in the fourth quarter of 2004.

     At September 30, 2004, Huntington had $2.5 billion of debt securities with current market values less than their amortized cost. These debt securities had an aggregate unrealized loss of $32.7 million at September 30, 2004. None of these securities were equity securities or debt securities that can contractually be prepaid or otherwise settled in such a way that Huntington would not recover substantially all of its cost. At September 30, 2004, a total of $26.8 million of these debt securities had market values that were 5% or more below their amortized cost. The aggregate unrealized loss for these securities was $1.5 million. The declines in value are the result of interest rate fluctuations and Huntington believes the declines are temporary; therefore, no impairment loss has been recorded except as described in the paragraph below. Until the final FSP 03-1-1 is finalized, Huntington cannot determine the impact that the proposed guidance might have on the financial statements.

     At September 30, 2004, Management made a decision, to sell $11 million of equity securities, with unrealized losses of $0.9 million. Consequently, Huntington recognized the unrealized losses in the third quarter of 2004.

Emerging Issues Task Force Issue No. 03-16, Accounting for Investment in Limited Liability Companies (EITF 03-16): The Task Force reached a consensus that an investment in a limited liability company (LLC) that maintains a “specific ownership account” for each investor should be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in a LLC should be accounted for using the cost method or the equity method. The current rules require a noncontrolling investment in a limited partnership to be accounted for under the equity method unless the interest is so minor that the limited partner may have virtually no influence over the partnership operating and financial policies. The guidance for evaluating an investment in a LLC should be applied for reporting periods beginning after June 15, 2004. The impact of EITF 03-16 was not material to Huntington’s financial condition, results of operations, or cash flows.

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

FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2): In December 2003, a law was approved that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 was issued in May 2004 and supersedes FSP 106-1 issued in January 2004. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. The new guidance is effective for the reporting periods beginning on or after June 15, 2004. The impact of this new pronouncement was not material to Huntington’s financial condition, results of operations, or cash flows.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3): In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 03-3 to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.

Note 3 – Securities and Exchange Commission Investigation

     As previously disclosed, Huntington continues to have ongoing discussions with the staff of the Securities and Exchange Commission (SEC) regarding resolution of its formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. It is anticipated that a settlement of this matter will involve the entry of an order by the SEC requiring Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty. No assurances, however, can be provided as to the ultimate timing or outcome of this matter pending a final settlement.

Note 4 – Formal Supervisory Agreements and Impact on Pending Acquisition

     On November 3, 2004, Huntington announced that it expects to enter into formal supervisory agreements with its banking regulators, the Federal Reserve and the Office of the Controller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures, and controls and its corporate governance practices. Huntington remains in active dialogue with banking regulators concerning these and related matters and is working diligently to resolve this in a full and comprehensive manner.

     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio, with $2.7 billion of assets at December 31, 2003. Under the terms of the agreement, Unizan shareholders would receive 1.1424 shares of Huntington common stock, on a tax-free basis, for each share of Unizan.

     As part of its November 3, 2004, announcement, Huntington indicated that it is negotiating a one-year extension of its merger agreement with Unizan. Huntington intends to withdraw its current application with the Federal Reserve to acquire Unizan and to resubmit the application for regulatory approval of the merger once it has successfully resolved the aforementioned regulatory concerns.

     Huntington believes that it will be able to address all of the issues that have been raised by its banking regulators and the SEC (see Note 3) concerning these matters in a comprehensive manner and is working aggressively to do so. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Note 5 – Stock Repurchase Plan

     Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 Repurchase Program and authorized Management to repurchase not more than 7,500,000 shares of Huntington common stock. Purchases will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions. As of September 30, 2004, there have been no share repurchases made under the 2004 Repurchase Program.

Note 6 – Operating Lease Assets

     Operating lease assets at September 30, 2004, December 31, 2003, and September 30, 2003, were as follows:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Cost of assets under operating leases	$1,368,787	$2,136,502	$2,416,907
Deferred lease origination fees and costs	(939)	(2,117)	(40,220)
Accumulated depreciation	(650,437)	(873,945)	(922,097)

Operating Lease Assets, Net	$717,411	$1,260,440	$1,454,590

     Depreciation related to operating lease assets was $54.6 million and $86.5 million for the three months ended September 30, 2004 and 2003, respectively. For the respective nine-month periods, depreciation was $187.0 million and $290.5 million.

Note 7 – Investment Securities

     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at September 30, 2004, December 31, 2003, and September 30, 2003:

	September 30, 2004		December 31, 2003		September 30, 2003
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$—	$—	$1,374	$1,376	$325	$329
1-5 years	24,230	24,551	31,356	31,454	32,855	33,611
6-10 years	754	842	271,271	275,540	270,529	281,343
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	24,984	25,393	304,001	308,370	303,709	315,283

Federal Agencies
Mortgage-backed securities
1-5 years	2,773	2,831	19,899	20,434	21,289	21,931
6-10 years	100,827	101,157	198,755	201,995	235,180	239,766
Over 10 years	939,050	929,892	1,593,139	1,595,594	1,594,938	1,607,969

Total Mortgage-Backed	1,042,650	1,033,880	1,811,793	1,818,023	1,851,407	1,869,666

Other Agencies
Under 1 year	499	510	173,181	175,505	193,091	197,357
1-5 years	564,302	562,705	585,561	593,662	389,418	403,841
6-10 years	317,312	307,070	403,953	390,164	404,776	398,626
Over 10 years	—	—	201	192	—	—

Total Other Agencies	882,113	870,285	1,162,896	1,159,523	987,285	999,824

Total U.S Treasury and Federal Agencies	1,949,747	1,929,558	3,278,690	3,285,916	3,142,401	3,184,773

Municipal Securities
Under 1 year	7,180	7,199	7,989	8,058	8,345	8,414
1-5 years	9,396	9,596	21,706	22,260	27,056	27,804
6-10 years	86,677	87,788	70,253	71,755	46,521	47,408
Over 10 years	293,322	297,519	332,181	334,188	316,469	316,552

Total Municipal Securities	396,575	402,102	432,129	436,261	398,391	400,178

Private Label CMO
Under 1 year	—	—	1,973	1,973	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	564,084	560,563	388,933	388,684	192,869	193,149

Total Private Label CMO	564,084	560,563	390,906	390,657	192,869	193,149

Asset Backed Securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	29,944	30,000	29,944	30,000	29,944
6-10 years	9,725	9,838	20,000	19,984	20,000	19,839
Over 10 years	1,051,982	1,053,020	590,826	589,788	278,498	277,977

Total Asset Backed Securities	1,091,707	1,092,802	640,826	639,716	328,498	327,760

Other
Under 1 year	1,601	1,612	500	502	1,490	1,497
1-5 years	9,612	9,968	7,169	7,346	9,327	9,772
6-10 years	2,253	2,351	5,047	5,510	4,045	4,422
Over 10 years	144,201	144,707	145,103	146,685	141,901	143,436
Retained interest in securitizations	—	—	5,593	6,356	5,671	5,960
Marketable equity securities	5,965	6,381	8,547	10,111	11,529	12,528

Total Other	163,632	165,019	171,959	176,510	173,963	177,615

Total Investment Securities	$4,165,745	$4,150,044	$4,914,510	$4,929,060	$4,236,122	$4,283,475

     The growth in the Asset Backed Securities from year-end and the year-ago quarter primarily consisted of over 10-year variable-rate securities.

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

Regional Banking: This segment provides products and services to retail, business banking, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the company’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 59% and 80% of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank—Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking serves middle-market and commercial banking relationships, which use a variety of banking products and services including commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

Dealer Sales: This segment serves over 3,500 automotive dealerships within Huntington’s primary banking markets as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by consumers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles under long-term direct financing leases to consumers, finances dealership floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

Private Financial Group: This segment provides products and services designed to meet the needs of the company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services.

Treasury/Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities, bank owned life insurance, and mezzanine loans originated through Huntington Capital Markets. A match-funded transfer pricing system is used to attribute appropriate interest income and interest expense to other business segments. This segment includes the net impact of interest rate risk management, including derivative activities. Furthermore, this segment’s results include the earnings from the company’s investment securities portfolios and capital markets activities. Additionally, income or expense and provision for income taxes, not allocated to other business segments, are also included.

Use of Operating Earnings to Measure Segment Performance

     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used by Management to determine the success of strategies and future earnings capabilities. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items listed in the reconciliation table below. See Note 12 for further discussions regarding Restructuring Reserves.

     Listed below is certain reported financial information reconciled to Huntington’s three and nine month 2004 and 2003 operating results by line of business.

	Three Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFG	Other	Consolidated
2004
Net interest income	$163,147	$37,376	$11,715	$14,820	$227,058
Provision for credit losses	(5,086)	(6,100)	(72)	(527)	(11,785)
Non-Interest income	77,256	73,145	27,588	11,902	189,891
Non-Interest expense	(144,423)	(77,149)	(27,083)	(24,768)	(273,423)
Provision for income taxes	(31,813)	(9,545)	(4,252)	7,355	(38,255)

Net income, as reported	59,081	17,727	7,896	8,782	93,486
Gain on sale of automobile loans, net of tax	—	(384)	—	181	(203)
Restructuring releases, net of taxes	—	—	—	(748)	(748)

Operating Earnings	$59,081	$17,343	$7,896	$8,215	$92,535

2003
Net interest income	$160,973	$29,236	$11,085	$19,177	$220,471
Provision for credit losses	(32,537)	(16,036)	(2,415)	(627)	(51,615)
Non-Interest income	97,772	125,536	25,815	23,645	272,768
Non-Interest expense	(141,422)	(115,006)	(26,092)	(17,662)	(300,182)
Provision for income taxes	(29,675)	(8,306)	(2,938)	3,689	(37,230)

Income before cumulative effect of change in accounting principle	55,111	15,424	5,455	28,222	104,212
Cumulative effect of change in accounting principle, net of tax	—	(10,888)	—	(2,442)	(13,330)

Net income, as reported	55,111	4,536	5,455	25,780	90,882
Cumulative effect of change in accounting principle, net of tax	—	10,888	—	2,442	13,330
Gain on sale of branch offices, net of tax	—	—	—	(8,523)	(8,523)

Operating Earnings	$55,111	$15,424	$5,455	$19,699	$95,689

	Nine Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFG	Other	Consolidated
2004
Net interest income	$469,292	$111,267	$34,010	$57,737	$672,306
Provision for credit losses	(3,242)	(36,016)	(169)	(2,981)	(42,408)
Non-Interest income	231,782	269,683	83,895	50,298	635,658
Non-Interest expense	(439,515)	(254,286)	(85,103)	(62,326)	(841,230)
Provision for income taxes	(90,411)	(31,727)	(11,422)	17,020	(116,540)

Net income, as reported	167,906	58,921	21,211	59,748	307,786
Gain on sale of automobile loans, net of tax	—	(8,598)	—	(636)	(9,234)
Restructuring releases, net of taxes	—	—	—	(748)	(748)

Operating Earnings	$167,906	$50,323	$21,211	$58,364	$297,804

2003
Net interest income	$457,805	$56,522	$30,365	$79,979	$624,671
Provision for credit losses	(96,615)	(36,612)	(3,858)	(567)	(137,652)
Non-Interest income	241,161	437,355	80,878	63,249	822,643
Non-Interest expense	(425,045)	(374,639)	(78,613)	(34,397)	(912,694)
Provision for income taxes	(62,057)	(28,920)	(10,071)	(3,488)	(104,536)

Income before cumulative effect of change in accounting principle	115,249	53,706	18,701	104,776	292,432
Cumulative effect of change in accounting principle, net of tax	—	(10,888)	—	(2,442)	(13,330)

Net income, as reported	115,249	42,818	18,701	102,334	279,102
Cumulative effect of change in accounting principle, net of tax	—	10,888	—	2,442	13,330
Gain on sale of automobile loans, net of tax	—	(4,807)	—	(10,631)	(15,438)
Gain on sale of branch offices, net of tax	—	—	—	(8,523)	(8,523)
Restructuring releases, net of taxes	—	—	—	(4,105)	(4,105)

Operating Earnings	$115,249	$48,899	$18,701	$81,517	$264,366

	Total Assets at			Total Deposits at
Period-end Balance Sheet Data	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions)	2004	2003	2003	2004	2003	2003
Regional Banking	$17,199	$14,971	$14,974	$16,931	$15,539	$15,671
Dealer Sales	5,957	7,335	7,859	70	77	66
PFG	1,558	1,461	1,421	1,125	1,164	1,118
Treasury / Other	7,093	6,752	5,875	1,983	1,707	1,979

Total	$31,807	$30,519	$30,129	$20,109	$18,487	$18,834

Note 9 – Comprehensive Income

     The components of Huntington’s Other Comprehensive Income in the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Unrealized holding (losses) gains on securities available for sale arising during the period:
Unrealized net gains (losses)	$58,167	$(37,796)	$(16,588)	$(35,997)
Related tax (expense) benefit	(20,484)	13,284	5,914	12,350

Net	37,683	(24,512)	(10,674)	(23,647)

Less: Reclassification adjustment for net gains (losses) included in net income
Realized net gains (losses)	7,803	(4,107)	13,663	3,978
Related tax (expense) benefit	(2,731)	1,437	(4,782)	(1,392)

Net	5,072	(2,670)	8,881	2,586

Total unrealized holding gains (losses) on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income	32,611	(21,842)	(19,555)	(26,233)

Unrealized (losses) gains on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses) gains	(29,568)	10,600	4,715	(15,695)
Related tax benefit (expense)	10,349	(3,710)	(1,650)	5,493

Net	(19,219)	6,890	3,065	(10,202)

Total Other Comprehensive Income (Loss)	$13,392	$(14,952)	$(16,490)	$(36,435)

     Activity in Accumulated Other Comprehensive Income for the nine months ended September 30, 2004 and 2003 was as follows:

			Unrealized gains
			(losses) on derivative
		Unrealized gains	instruments used in
	Minimum pension	(losses) on securities	cash flow hedging
(in thousands)	liability	available for sale	relationships	Total
Balance, December 31, 2002	$(195)	$56,856	$5,639	$62,300
Period change	—	(26,233)	(10,202)	(36,435)

Balance, September 30, 2003	$(195)	$30,623	$(4,563)	$25,865

Balance, December 31, 2003	$(1,309)	$9,429	$(5,442)	$2,678
Period change	—	(19,555)	3,065	(16,490)

Balance, September 30, 2004	$(1,309)	$(10,126)	$(2,377)	$(13,812)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amount)	2004	2003	2004	2003
Income Before Cumulative Effect of Change in Accounting Principle	$93,486	$104,212	$307,786	$292,432
Net Income	$93,486	$90,882	$307,786	$279,102
Average common shares outstanding	229,848	228,715	229,501	229,558
Dilutive effect of common stock equivalents	4,500	2,251	3,806	1,795

Diluted Average Common Shares Outstanding	234,348	230,966	233,307	231,353

Earnings Per Share
Basic
Income before cumulative effect of change in accounting principle	$0.41	$0.46	$1.34	$1.27
Net Income	0.41	0.40	1.34	1.22
Diluted
Income before cumulative effect of change in accounting principle	0.40	0.45	1.32	1.26
Net Income	0.40	0.39	1.32	1.21

     The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.

     Stock options for approximately 2.5 million and 6.4 million shares were vested and outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the period and, therefore, the effect would be antidilutive. The weighted average exercise price for these options was $27.04 per share and $23.19 per share at the end of the same respective periods.

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

     On September 4, 2001, options totaling 3.2 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Huntington Bancshares Incorporated Employee Stock Incentive Plan (the “Incentive Plan”). Under the terms of the Incentive Plan, these options were to vest on the earlier of September 4, 2006, or at such time as the closing price for Huntington’s common stock for five consecutive trading days reached or exceeded $25.00. Huntington’s common stock closing price exceeded $25.00 for each of the five consecutive trading days beginning October 1, 2004, and ending October 7, 2004. As a result, options for 2.0 million shares of common stock granted under the Incentive Plan, net of options for 1.2 million shares cancelled due to employee attrition, became fully vested and exercisable after the close of trading on October 7, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock Options Outstanding at period end (in thousands)	21,572	20,361	21,572	20,361
Assumptions
Risk-free interest rate	3.78%	4.49%	3.78%	4.36%
Expected dividend yield	3.19	3.37	3.19	3.32
Expected volatility of Huntington’s common stock	30.9	33.8	30.9	33.8
Pro Forma Results (in millions of dollars)
Net income, as reported	$93.5	$90.9	$307.8	$279.1
Less pro forma expense, net of tax, related to options granted	3.7	3.5	10.1	9.4

Pro Forma Net Income	$89.8	$87.4	$297.7	$269.7

Net Income Per Common Share:
Basic, as reported	$0.41	$0.40	$1.34	$1.22
Basic, pro forma	0.39	0.38	1.30	1.17
Diluted, as reported	0.40	0.39	1.32	1.21
Diluted, pro forma	0.38	0.38	1.28	1.17

Note 12 – Restructuring Reserves

     On a quarterly basis, Huntington assesses its remaining restructuring reserves, primarily related to lease obligations, and makes adjustments to those reserves as necessary. Based on these assessments, Huntington released $1.2 million in the third quarter of 2004. Huntington had remaining reserves for restructuring of $5.1 million, $9.7 million, and $8.7 million, as of September 30, 2004, December 31, 2003, and September 30, 2003, respectively. Huntington expects that the reserves will be adequate to fund the estimated future cash outlays.

Note 13 – Benefit Plans

     Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan), a non-contributory defined benefit pension plan covering substantially all employees. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. Although not required, Huntington made a discretionary contribution of $44.6 million to the Plan during the third quarter of 2004. In addition, Huntington has an unfunded, defined benefit post-retirement plan that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage.

     The following table shows the components of net periodic benefit expense:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Service cost	$3,040	$2,454	$326	$280
Interest cost	4,371	4,162	802	870
Expected return on plan assets	(5,383)	(6,285)	—	—
Amortization of transition asset	—	(63)	276	276
Amortization of prior service cost	—	—	146	151
Settlements	1,000	1,089	—	—
Recognized net actuarial loss	1,984	444	—	—

Benefit Expense	$5,012	$1,801	$1,550	$1,577

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Service cost	$9,118	$7,363	$976	$841
Interest cost	13,112	12,485	2,406	2,609
Expected return on plan assets	(16,147)	(18,853)	—	—
Amortization of transition asset	—	(189)	828	827
Amortization of prior service cost	—	—	437	454
Settlements	3,000	3,265	—	—
Recognized net actuarial loss	5,952	1,330	—	—

Benefit Expense	$15,035	$5,401	$4,647	$4,731

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

     Huntington has a 401(k) plan, which is a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.3 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively. For the respective nine-month periods, the cost was $7.0 million and $6.5 million.

Note 14 – Commitments and Contingent Liabilities

Commitments:

     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at September 30, 2004, December 31, 2003, and September 30, 2003, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2004	2003	2003
Contract amount represents credit risk
Commitments to extend credit
Commercial	5,094	5,712	5,204
Consumer	3,898	3,652	3,488
Commercial real estate	483	952	927
Standby letters of credit	989	983	1,022
Commercial letters of credit	179	166	178

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

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.9 million, $3.8 million, and $3.9 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

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

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of Huntington’s Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), and other factors described in this report and from time-to-time in other filings with the Securities and Exchange Commission.

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

Formal Supervisory Agreements and Securities and Exchange Commission Investigation

     On November 3, 2004, Huntington announced that it expects to enter into formal supervisory agreements with its banking regulators, the Federal Reserve and the Office of the Controller of the Currency, providing for a comprehensive action plan designed to address its financial reporting and accounting policies, procedures, and controls and its corporate governance practices. Huntington remains in active dialogue with its banking regulators concerning these and related matters.

     As part of its November 3, 2004, announcement, Huntington indicated that it is negotiating a one-year extension of its merger agreement with Unizan. Huntington intends to withdraw its current application with the Federal Reserve to acquire Unizan and to resubmit the application for regulatory approval of the merger once it has successfully resolved the aforementioned regulatory concerns.

     As previously disclosed, Huntington continues to have ongoing discussions with the staff of the Securities and Exchange Commission (SEC) regarding resolution of its formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. It is anticipated that a settlement of this matter will involve the entry of an order by the SEC requiring Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty.

     Huntington’s Board of Directors has been overseeing a review of the Company’s financial accounting and reporting practices as they relate to the Company’s previous accounting restatements and other related matters during the course of the pending SEC formal investigation. It has recently engaged the Promontory Financial Group to provide assistance with respect to these and related regulatory matters.

     Huntington believes that it will be able to address all of the issues that have been raised by the SEC and its banking regulators concerning these matters in a comprehensive manner and is working aggressively to do so. No assurances, however, can be provided as to the ultimate timing or outcome of these matters pending a final settlement.

Critical Accounting Policies and Use of Significant Estimates

     Huntington’s 2003 Form 10-K lists Critical Accounting Policies and Use of Significant Estimates used in the development and presentation of its financial statements. These significant accounting policies, as well as the following discussion and analysis and other financial statement disclosures, identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Huntington, its financial position, results of operations, and cash flows.

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

SUMMARY DISCUSSION OF RESULTS

     Earnings comparisons from the first nine-months of 2003 through the first nine-months of 2004, including comparisons of third quarter of 2003 with the third quarter of 2004 performance, were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding the company’s income statement, balance sheet, and credit quality trends and the comparison of the current quarter and year-to-date performance with comparable prior-year periods. The key factors impacting the current reporting period comparisons are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows the summary of results below.

2004 Third Quarter versus 2003 Third Quarter

     Huntington’s 2004 third quarter earnings were $93.5 million, or $0.40 per common share, both up 3% from $90.9 million and $0.39 per common share in the year-ago quarter. This $2.6 million increase in earnings primarily reflected:

•	$39.8 million, or 77%, reduction in the provision for credit losses, reflecting improved credit quality performance,

•	$26.8 million, or 9%, reduction in non-interest expense, primarily due to a decline in operating lease expense,

•	$6.9 million, or 3%, increase in fully taxable equivalent net interest income, reflecting the benefit of an increase in earning assets, primarily loans and leases, partially offset by a decline in the net interest margin, and

•	$13.3 million cumulative effect of a change in accounting principle, net of tax, in the year-ago quarter.

Partially offset by:

•	$82.9 million, or 30%, decline in non-interest income, reflecting declines in operating lease income, mortgage banking income, gains on sale of automobile loans, and gain on sale of West Virginia banking offices, partially offset by higher investment securities gains, and

•	$1.0 million, or 3%, increase in income tax expense, reflecting the impact of a higher effective tax rate.

        The return on average assets (ROA) and return on average equity (ROE), were 1.18% and 15.4%, respectively, down from 1.38% and 18.5%, respectively, in the year-ago quarter (see Table 1).

2004 Third Quarter versus 2004 Second Quarter

     Compared with 2004 second quarter net income of $110.1 million and $0.47 per common share, 2004 third quarter earnings and earnings per share were both down 15%. This $16.6 million decrease in earnings primarily reflected:

•	$28.2 million, or 13%, decline in non-interest income, primarily due to declines in mortgage banking and operating lease income, partially offset by higher investment securities gains, and

•	$6.8 million increase in the provision for credit losses, as the 2004 second quarter included the benefit of a $9.7 million one-time recovery on a single commercial (C&I) credit.

Partially offset by:

•	$8.7 million, or 3%, decline in non-interest expense, primarily due to lower operating lease expense, and

•	$4.4 million, or 2%, increase in fully taxable equivalent net interest income, reflecting the benefit of an increase in earning assets, primarily loans and leases, as well as a slight increase in the net interest margin,

•	$5.1 million, or 12%, reduction in income tax expense, primarily as a result of the lower level of pre-tax income.

     The ROA and ROE were 1.18% and 15.4%, respectively, in the current quarter, down from 1.41% and 19.1%, respectively, in the prior quarter (see Table 1).

2004 First Nine Months versus 2003 First Nine Months

     Earnings for the first nine months of 2004 were $307.8 million, or $1.32 per common share, up 10% and 9%, respectively, from the comparable year-ago period earnings of $279.1 million or $1.21 per common share. This $28.7 million increase in earnings primarily reflected:

•	$95.2 million, or 69%, reduction in the provision for credit losses, reflecting improved credit quality performance,

•	$71.5 million, or 8%, reduction in non-interest expense, primarily due to a decline in operating lease expense, partially offset by higher personnel costs,

•	$49.7 million, or 8%, increase in fully taxable equivalent net interest income, reflecting the benefit of an increase in earning assets, primarily loans and leases, partially offset by a decline in the net interest margin, and

•	$13.3 million cumulative effect of a change in accounting principle, net of tax, in the year-ago period.

Partially offset by:

•	$187.0 million, or 23%, decline in non-interest income, reflecting declines in operating lease income, mortgage banking income, and gains on sale of automobile loans and the absence of a gain on the sale of branch offices in the year-ago period, and

•	$12.0 million, or 11%, increase in income tax expense, reflecting higher level of pre-tax income, as well as the impact of a slightly higher effective tax rate.

     The ROA and ROE were 1.32% and 17.6%, respectively, in the current nine-month period, down slightly from 1.37% and 17.9%, respectively, in the comparable year-ago period (see Table 2).

Table 1 — Selected Quarterly Income Statement Data

	2004			2003		3Q04 vs 3Q03
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third	$ Chg	% Chg
Interest Income	$338,002	$324,167	$325,931	$335,097	$333,320	$4,682	1.4%
Interest Expense	110,944	101,604	103,246	110,782	112,849	(1,905)	(1.7)

Net Interest Income	227,058	222,563	222,685	224,315	220,471	6,587	3.0
Provision for credit losses	11,785	5,027	25,596	26,341	51,615	(39,830)	(77.2)

Net Interest Income After Provision for Credit Losses	215,273	217,536	197,089	197,974	168,856	46,417	27.5

Operating lease income	64,412	78,706	88,867	105,307	117,624	(53,212)	(45.2)
Service charges on deposit accounts	43,935	43,596	41,837	44,763	42,294	1,641	3.9
Trust services	17,064	16,708	16,323	15,793	15,365	1,699	11.1
Brokerage and insurance income	13,200	13,523	15,197	14,344	13,807	(607)	(4.4)
Mortgage banking	4,448	23,322	(4,296)	9,677	30,193	(25,745)	(85.3)
Bank owned life insurance income	10,019	11,309	10,485	10,410	10,438	(419)	(4.0)
Other service charges and fees	10,799	10,645	9,513	9,237	10,499	300	2.9
Gain on sales of automobile loans	312	4,890	9,004	16,288	—	312	—
Gain on sale of branch offices	—	—	—	—	13,112	(13,112)	N.M.
Securities gains (losses)	7,803	(9,230)	15,090	1,280	(4,107)	11,910	N.M.
Other	17,899	24,659	25,619	19,411	23,543	(5,644)	(24.0)

Total Non-Interest Income	189,891	218,128	227,639	246,510	272,768	(82,877)	(30.4)

Personnel costs	121,729	119,715	121,624	115,762	113,170	8,559	7.6
Operating lease expense	54,885	62,563	70,710	85,609	93,134	(38,249)	(41.1)
Outside data processing and other services	17,527	17,563	18,462	15,957	17,478	49	0.3
Equipment	15,295	16,228	16,086	16,840	16,328	(1,033)	(6.3)
Net occupancy	16,838	16,258	16,763	14,925	15,570	1,268	8.1
Professional services	12,219	7,836	7,299	12,175	11,116	1,103	9.9
Marketing	5,000	8,069	7,839	6,895	5,515	(515)	(9.3)
Telecommunications	5,359	4,638	5,194	5,272	5,612	(253)	(4.5)
Printing and supplies	3,201	3,098	3,016	3,417	3,658	(457)	(12.5)
Amortization of intangibles	204	204	204	204	204	—	—
Loss on early extinguishment of debt	—	—	—	15,250	—	—	—
Restructuring reserve releases	(1,151)	—	—	(351)	—	(1,151)	—
Other	22,317	25,981	18,457	25,510	18,397	3,920	21.3

Total Non-Interest Expense	273,423	282,153	285,654	317,465	300,182	(26,759)	(8.9)

Income Before Income Taxes	131,741	153,511	139,074	127,019	141,442	(9,701)	(6.9)
Provision for income taxes	38,255	43,384	34,901	33,758	37,230	1,025	2.8

Income before cumulative effect of change in accounting principle	93,486	110,127	104,173	93,261	104,212	(10,726)	(10.3)
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	—	(13,330)	13,330	N.M.

Net Income	$93,486	$110,127	$104,173	$93,261	$90,882	$2,604	2.9%

Average common shares - diluted	234,348	232,659	232,915	231,986	230,966	3,382	1.5%
Per Common Share:
Income before cumulative effect of change in accounting principle - Diluted	$0.40	$0.47	$0.45	$0.40	$0.45	$(0.05)	(11.1)%
Net Income - Diluted	0.40	0.47	0.45	0.40	0.39	0.01	2.6
Cash Dividends Declared	0.200	0.175	0.175	0.175	0.175	0.025	14.3
Return on:
Average total assets (2)	1.18%	1.41%	1.36%	1.22%	1.38%	(0.20)%	(14.6)
Average total shareholders’ equity (2)	15.4	19.1	18.4	16.6	18.5	(3.04)	(16.5)
Net interest margin (3)	3.30	3.29	3.36	3.42	3.46	(0.16)	(4.6)
Efficiency ratio (4)	66.3	62.3	65.1	67.1	60.0	6.31	10.5
Effective tax rate	29.0	28.3	25.1	26.6	26.3	2.72	10.3
Revenue - Fully Taxable Equivalent (FTE):
Net Interest Income	$227,058	$222,563	$222,685	$224,315	$220,471	$6,587	3.0
FTE Adjustment (3)	2,864	2,919	3,023	2,954	2,558	306	12.0

Net Interest Income	229,922	225,482	225,708	227,269	223,029	6,893	3.1
Non-Interest Income	189,891	218,128	227,639	246,510	272,768	(82,877)	(30.4)

Total Revenue	$419,813	$443,610	$453,347	$473,779	$495,797	$(75,984)	(15.3)%

N.M. - Not Meaningful.

(1)	Due to the adoption of FASB Interpretation No. 46 for variable interest entities.

(2)	Based on income before cumulative effect of change in accounting principle, net of tax.

(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 - Selected YTD Income Statement Data

	Nine Months Ended September 30,		2004 vs. 2003
(in thousands of dollars, except per share amounts)	2004	2003	Amount	%
Interest Income	$988,100	$970,659	$17,441	1.8%
Interest Expense	315,794	345,988	(30,194)	(8.7)

Net Interest Income	672,306	624,671	47,635	7.6
Provision for credit losses	42,408	137,652	(95,244)	(69.2)

Net Interest Income After Provision for Credit Losses	629,898	487,019	142,879	29.3

Operating lease income	231,985	384,391	(152,406)	(39.6)
Service charges on deposit accounts	129,368	123,077	6,291	5.1
Trust services	50,095	45,856	4,239	9.2
Brokerage and insurance income	41,920	43,500	(1,580)	(3.6)
Mortgage banking	23,474	48,503	(25,029)	(51.6)
Bank owned life insurance income	31,813	32,618	(805)	(2.5)
Other service charges and fees	30,957	32,209	(1,252)	(3.9)
Gain on sales of automobile loans	14,206	23,751	(9,545)	(40.2)
Gain on sale of branch offices	—	13,112	(13,112)	N.M.
Securities gains (losses)	13,663	3,978	9,685	N.M.
Other	68,177	71,648	(3,471)	(4.8)

Total Non-Interest Income	635,658	822,643	(186,985)	(22.7)

Personnel costs	363,068	331,501	31,567	9.5
Operating lease expense	188,158	307,661	(119,503)	(38.8)
Outside data processing and other services	53,552	50,161	3,391	6.8
Equipment	47,609	49,081	(1,472)	(3.0)
Net occupancy	49,859	47,556	2,303	4.8
Professional services	27,354	30,273	(2,919)	(9.6)
Marketing	20,908	20,595	313	1.5
Telecommunications	15,191	16,707	(1,516)	(9.1)
Printing and supplies	9,315	9,592	(277)	(2.9)
Amortization of intangibles	612	612	—	—
Loss on early extinguishment of debt	—	—	—	—
Restructuring reserve releases	(1,151)	(6,315)	5,164	(81.8)
Other	66,755	55,270	11,485	20.8

Total Non-Interest Expense	841,230	912,694	(71,464)	(7.8)

Income Before Income Taxes	424,326	396,968	27,358	6.9
Provision for income taxes	116,540	104,536	12,004	11.5

Income before cumulative effect of change in accounting principle	307,786	292,432	15,354	5.3
Cumulative effect of change in accounting principle, net of tax (1)	—	(13,330)	13,330	N.M.

Net Income	$307,786	$279,102	$28,684	10.3%

Per Common Share
Income before cumulative effect of change in accounting principle - Diluted	$1.32	$1.26	$0.06	4.8%
Net Income - Diluted	1.32	1.21	0.11	9.1
Cash Dividends Declared	0.550	0.495	0.055	11.1
Return on:
Average total assets (2)	1.32%	1.37%	(0.06)%	(4.1)%
Average total shareholders’ equity (2)	17.6	17.9	(0.32)	(1.8)
Net interest margin (3)	3.31	3.52	(0.21)	(6.0)
Efficiency ratio (4)	64.5	62.9	1.61	2.6
Effective tax rate	27.5	26.3	1.13	4.3
Revenue - Fully Taxable Equivalent (FTE):
Net Interest Income	$672,306	$624,671	$47,635	7.6%
FTE Adjustment (3)	8,806	6,730	2,076	30.8

Net Interest Income	681,112	631,401	49,711	7.9
Non-Interest Income	635,658	822,643	(186,985)	(22.7)

Total Revenue	$1,316,770	$1,454,044	$(137,274)	(9.4)%

N.M. - Not Meaningful.

(1)	Due to the adoption of FASB Interpretation No. 46 for variable interest entities.

(2)	Based on income before cumulative effect of change in accounting principle, net of tax.

(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains.

Significant Factors Influencing Financial Performance Comparisons

     Earnings comparisons from the first nine months of 2003 through the first nine months of 2004 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Those key factors are summarized below.

1.	Automobile leases originated through April 2002 are accounted for as operating leases – Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are a non-interest earning asset with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new operating leases originated since April 2002, the operating lease assets are rapidly decreasing and will eventually run-off, along with related operating lease income and expense. Since operating lease income and expense represent a significant percentage of total non-interest income and expense, respectively, throughout this reporting period, their downward trend influences total non-interest income and non-interest expense trends.

Automobile leases originated since April 2002 are accounted for as direct financing leases, an interest earning asset included in total loans and leases with the related income reflected as interest income and included in the calculation of the net interest margin. Credit charge-offs and recoveries are reflected in the allowance for loan and lease losses (ALLL), with related changes in the ALLL reflected in provision for credit losses. The relative newness and rapid growth of this portfolio has resulted in higher reported automobile lease growth rates than in a more mature portfolio. To better understand overall trends in automobile lease exposure, it is helpful to compare trends in the combined total of automobile leases plus operating leases (see the company’s 2003 Form 10-K for a full discussion).

2.	Transition from a weak economic environment in 2003 to a slow recovering economic environment in 2004. The weak economic environment resulted in continued weak demand for commercial and industrial (C&I) loans, which, when combined with strategies to lower the overall credit risk profile of the company (see below), has contributed to generally declining C&I loans throughout this period.

3.	Declining interest rates in 2003 with generally increasing, though fluctuating, interest rates in 2004. Interest rates impacted, among other factors, loan and deposit growth, the net interest margin, and the valuation of mortgage servicing rights (MSRs) and investment securities.

•	The historically low interest rate environment in 2003 and 2004, despite a general increase in short-term rates during the first nine months of 2004, resulted in strong demand and resultant growth in residential real estate, home equity, and commercial real estate (CRE) loans generally throughout this period. Mortgage banking revenue was also favorably impacted by the significant mortgage origination activity.

•	As interest rates fell in 2003, it became increasingly difficult to lower interest rates offered on deposit accounts commensurate with the overall decline in interest rates and yields on earning assets. This created an extremely competitive environment in which to grow deposits and resulted in an inability to lower deposit rates commensurate with the overall decline in earning asset rates. This contributed to the decline in the net interest margin throughout 2003. Though short-term interest rates have risen generally throughout the first nine months of 2004, they remain at historically low levels and the competition for deposits has remained very competitive. As a result, deposit rates have also risen thus not permitting much expansion in the net interest margin.

•	Since the second quarter of 2002, the company generally has retained the servicing on mortgage loans it originates and sells. The mortgage servicing right (MSR) represents the present value of expected future net servicing income for the loan. MSR values are very sensitive to movements in interest rates. Expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines and becomes impaired when the valuation is less than the recorded book value. The company recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously reported MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income throughout this period (see Table 3).

•	The company uses gains or losses on investment securities, and more recently gains or losses on trading account assets, to offset MSR temporary valuation changes. As a result, changes in interest rate levels have also resulted in securities gains or losses and trading losses. As such, in quarters where an MSR temporary impairment is recognized, investment securities and/or trading account assets were sold resulting in a gain on sale, and vice versa. Investment securities gains or losses are reflected in the income statement in a single non-interest income line item, whereas trading gains or losses are a component of other non-interest income on the income statement. The earnings impact of the MSR valuation change and securities gain/loss may not exactly offset due to, among other factors, the difference in the timing of when the MSR valuation is determined and recorded, compared with when the securities are sold and any gain or loss is recorded (see Table 3).

4.	Management strategies to lower the overall credit risk profile of the balance sheet. Throughout this period, certain strategies were implemented to lower the overall credit risk profile of the balance sheet with the objective of lowering the volatility of earnings.

•	Automobile loan sales – One strategy has been to lower the credit exposure to automobile loans and leases to at least 20% of total credit exposure, as manifested through the sale of automobile loans. These sales of higher-rate, higher-risk loans impact results in a number of ways including: lower growth rates in automobile, total consumer, and total company loans; the generation of gains reflected in non-interest income; lower net interest income than otherwise would be the case if the loans were not sold; and lower net interest margin (see Table 3).

•	Reduction in large-individual C&I and CRE credits – This strategy has been reflected in the reduction in shared national credits, as well as other, mostly C&I loans. In addition, the company sold and charged-off lower-quality C&I and CRE credits in 2003 and 2004. This strategy was a contributing factor in the declines in C&I loan balances, NPAs, and the ALLL. In certain quarters, this strategy contributed to higher C&I net charge-offs.

5.	Adoption of FIN 46 – Effective July 1, 2003, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The adoption of FIN 46 resulted in the consolidation of $1.0 billion of previously securitized automobile loans and a $13.3 million after-tax charge in the 2003 third quarter for the cumulative effect of a change in accounting principle (see Tables 1 and 2).

6.	Corporate Restructuring Charges – 2003 and 2004 non-interest expense reflected recoveries of previously established corporate restructuring reserves, which were no longer needed (see Table 3) and lowered 2003 and 2004 non-interest expense (see Note 21 of the company’s 2003 Form 10-K Notes to Consolidated Financial Statements).

7.	Single commercial recovery – A single commercial credit recovery in the 2004 second quarter on a loan previously charged off in the 2002 fourth quarter favorably impacted the 2004 second quarter provision expense (see Table 3), as well as C&I, total commercial, and total net charge-offs for the quarter (see Table 11).

8.	Gain on the sale of West Virginia banking offices – In the 2003 third quarter, the company sold four banking offices in West Virginia which resulted in a $13.1 million gain (see Tables 1 and 2).

9.	SEC related expenses and accruals – As previously disclosed, the Securities and Exchange Commission (SEC) is conducting a formal investigation regarding certain financial accounting and disclosure matters, including certain matters that were the subject of prior restatements by Huntington (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements). For the first nine months of 2004, the company recorded certain expenses and accruals related to this investigation, most notably in the third quarter (see Table 3).

10.	Unizan system conversion expenses – On January 27, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio (see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements). In the 2004 third quarter, the company recorded certain integration planning and system conversion expenses related to this pending acquisition (see Table 3).

     The following table quantifies the earnings impact of changes in SEC related expenses / accruals, Unizan system conversion expenses, MSR and investment securities and trading account valuations, gains on sales of automobile loans, restructuring reserve releases, sale of the West Virginia banking offices, and a single, large commercial credit recovery on the specified periods.

Table 3 - Significant Items Influencing Earnings Performance Comparisons

	Impact
(in millions, except per share )	Pre-tax	EPS
Three Months Ended:

September 30, 2004 - GAAP earnings	$131.7	$0.40
SEC related expenses / accruals	(5.5)	(0.02)
Unizan system conversion expense	(1.8)	(0.01)
Mortgage servicing right (MSR) temporary impairment	(4.1)	(0.01)
MSR-related trading losses	(2.3)	(0.01)
Investment securities gains	7.8	0.02

September 30, 2003 - GAAP earnings	$141.4	$0.45
SEC related expenses	(4.7)	(0.01)
Gains on sale of West Virginia offices	13.1	0.04
MSR temporary impairment recovery	17.8	0.05
Investment securities losses	(4.1)	(0.01)

Nine Months Ended:

September 30, 2004 - GAAP earnings	$424.3	$1.32
SEC related expenses / accruals	(7.1)	(0.02)
Unizan system conversion expense	(2.7)	(0.01)
Gains on sales of automobile loans	14.2	0.04
MSR-related trading losses	(2.3)	(0.01)
Investment securities gains	13.7	0.04
Single commercial credit recovery	9.7	0.03

September 30, 2003 - GAAP earnings	$397.0	$1.26
SEC related expenses	(5.1)	(0.01)
Gains on sale of West Virginia offices	13.1	0.04
Gains on sales of automobile loans	23.8	0.07
MSR temporary impairment recovery	11.4	0.03
Investment securities gains	4.0	0.01
Restructuring reserve releases	6.3	0.02

RESULTS OF OPERATIONS

Net Interest Income

2004 Third Quarter versus 2003 Third Quarter

     Fully taxable equivalent net interest income increased $6.9 million, or 3%, from the year-ago quarter, reflecting the favorable impact of an 8% increase in average earning assets, partially offset by a 16 basis point, or an effective 5%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.30% from 3.46%, reflecting the impact of lower rates and the strategic repositioning of portfolios to reduce automobile loans and to increase the relative proportion of lower-rate, and lower-risk, residential real estate-related loans and investment securities.

     Average total loans and leases increased $1.7 billion, or 8%, from the 2003 third quarter due primarily to a $1.3 billion, or 11%, increase in average consumer loans. Contributing to the consumer loan growth was a $1.8 billion, or 84%, increase in average residential mortgages and a $0.5 billion, or 15%, increase in average home equity loans. Demand for residential mortgages and home equity loans remained strong during this twelve month period as interest rates remained near historically low levels. Average total automobile loans and leases decreased $1.1 billion, or 21%. This decline from the year-ago quarter reflected the sale of $2.6 billion of automobile loans over this 12-month period, partially offset by the rapid growth in direct financing leases due to the migration from operating lease assets, which have not been originated since April 2002.

     During the third quarter, $153 million of automobile loans were sold, including $102 million of automobile loans transferred to loans held for sale during the 2004 second quarter. Combined, these transactions resulted in third quarter net pre-tax gains on the sale of automobile loans of $0.3 million. On a combined basis, these transactions increased the total automobile loans sold since the beginning of 2003 to $3.7 billion. These sales represented a continuation of a strategy to reduce exposure to automobile financing to approximately 20% of total credit exposure (see Table 10). At September 30, 2004, this exposure was $4.9 billion, down from $6.2 billion at year end and represented 21% of total credit exposure, down from 28% at year end 2003, and 30% at September 30, 2003.

     Average total commercial and industrial (C&I) and commercial real estate (CRE) loan balances were $9.8 billion, up $0.4 billion, or 5%, from the year-ago quarter. This $9.8 billion consisted of middle-market C&I ($4.3 billion, down from $4.5 billion), middle market CRE ($3.5 billion, up from $3.1 billion), and small business C&I and CRE ($1.9 billion) loans. Small business C&I and CRE loans increased $188 million, or 11%. Middle-market C&I and CRE balances were impacted by a June 30, 2004 reclassification of $282 million of C&I loans to CRE loans. Adjusting for this reclassification, average middle-market C&I loans increased $93 million, or 2%, from the year-ago quarter and middle-market CRE loans increased $143 million, or 4%.

     Average investment securities increased $0.7 billion, or 18%, from the year-ago quarter. This increase reflected the use of some of the proceeds from the previous sales of automobile loans to purchase 10-year variable rate securities.

     Average total core deposits in the third quarter were $16.5 billion, up $0.7 billion, or 4%, from the year-ago quarter, reflecting a $0.8 billion, or 13%, increase in average interest bearing demand deposit accounts, partially offset by a $0.1 billion, or 6%, decline in retail CDs.

     Tables 4 and 5 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities:

Table 4 — Condensed Consolidated Quarterly Average Balance Sheets

	Average Balances
						Change
(in millions)	2004			2003		3Q04 vs. 3Q03
Fully Taxable Equivalent Basis	Third	Second	First	Fourth	Third	Amount	Percent
Assets
Interest bearing deposits in banks	$55	$69	$79	$83	$90	$(35)	(38.9)%
Trading account securities	148	28	16	11	11	137	N.M.
Federal funds sold and securities purchased under resale agreements	318	168	92	117	103	215	N.M.
Loans held for sale	283	254	207	295	898	(615)	(68.5)
Investment securities:
Taxable	4,340	4,861	4,646	4,093	3,646	694	19.0
Tax exempt	398	410	437	421	362	36	9.9

Total Investment Securities	4,738	5,271	5,083	4,514	4,008	730	18.2

Loans and Leases:
Commercial and industrial	5,339	5,536	5,365	5,382	5,380	(41)	(0.8)
Real Estate
Construction	1,577	1,322	1,322	1,297	1,258	319	25.4
Commercial	2,890	2,906	2,876	2,830	2,744	146	5.3
Consumer
Automobile loans	1,857	2,337	3,041	3,529	3,594	(1,737)	(48.3)
Automobile leases	2,250	2,139	1,988	1,802	1,590	660	41.5

Total Automobile Loans and Leases	4,107	4,476	5,029	5,331	5,184	(1,077)	(20.8)

Home equity (1)	3,970	3,824	3,693	3,556	3,443	527	15.3
Residential mortgage (1)	3,906	3,326	2,846	2,624	2,122	1,784	84.1
Other loans (1)	406	377	371	386	381	25	6.6

Total Consumer	12,389	12,003	11,939	11,897	11,130	1,259	11.3

Total Loans and Leases	22,195	21,767	21,502	21,406	20,512	1,683	8.2

Allowance for loan and lease losses	(288)	(310)	(313)	(350)	(330)	42	(12.7)

Net Loans and Leases	21,907	21,457	21,189	21,056	20,182	1,725	8.5

Total Earning Assets	27,737	27,557	26,979	26,426	25,622	2,115	8.3

Operating lease assets	800	977	1,166	1,355	1,565	(765)	(48.9)
Cash and due from banks	928	772	740	766	747	181	24.2
Intangible assets	216	216	217	217	218	(2)	(0.9)
All other assets	2,072	2,101	2,046	2,008	2,061	11	0.5

Total Assets	$31,465	$31,313	$30,835	$30,422	$29,883	$1,582	5.3%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits	$3,276	$3,223	$3,017	$3,131	$3,218	$58	1.8%
Interest bearing demand deposits	7,384	7,168	6,609	6,466	6,558	826	12.6
Savings deposits	2,841	2,839	2,819	2,824	2,808	33	1.2
Retail certificates of deposit	2,414	2,400	2,399	2,492	2,561	(147)	(5.7)
Other domestic time deposits	595	600	637	631	656	(61)	(9.3)

Total Core Deposits	16,510	16,230	15,481	15,544	15,801	709	4.5

Domestic time deposits of $100,000 or more	886	795	788	828	803	83	10.3
Brokered time deposits and negotiable CDs	1,755	1,737	1,907	1,851	1,421	334	23.5
Foreign time deposits	476	542	549	522	536	(60)	(11.2)

Total Deposits	19,627	19,304	18,725	18,745	18,561	1,066	5.7

Short-term borrowings	1,342	1,396	1,603	1,433	1,393	(51)	(3.7)
Federal Home Loan Bank advances	1,270	1,270	1,273	1,273	1,273	(3)	(0.2)
Subordinated notes and other long-term debt, including preferred capital securities	5,244	5,623	5,557	5,432	5,197	47	0.9

Total Interest Bearing Liabilities	24,207	24,370	24,141	23,752	23,206	1,001	4.3

All other liabilities	1,570	1,397	1,399	1,311	1,220	350	28.7
Shareholders’ equity	2,412	2,323	2,278	2,228	2,239	173	7.7

Total Liabilities and Shareholders’ Equity	$31,465	$31,313	$30,835	$30,422	$29,883	$1,582	5.3%

N.M. - Not Meaningful

(1) Consumer loans that are secured by a first mortgage on residential property are presented as “residential mortgage loans.” Consumer loans that are secured by a junior mortgage on residential property are presented as “Home equity loans” Reclassification of prior period balances have been made to conform with this presentation.

Table 5 - Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2004			2003
Fully Taxable Equivalent Basis (1)	Third	Second	First	Fourth	Third
Assets
Interest bearing deposits in banks	0.91%	1.05%	0.71%	0.60%	0.51%
Trading account securities	4.44	3.02	3.98	2.39	4.70
Federal funds sold and securities purchased under resale agreements	1.53	1.21	1.41	1.30	1.92
Loans held for sale	5.25	5.17	5.33	5.31	5.16
Securities:
Taxable	3.83	3.83	4.06	4.24	4.23
Tax exempt	7.06	7.07	6.88	6.91	6.93

Total Securities	4.10	4.09	4.30	4.49	4.47

Loans and Leases:
Commercial and industrial	4.63	4.25	4.49	4.82	4.84
Real Estate
Construction	4.11	3.70	3.68	4.24	4.17
Commercial	4.76	4.57	4.70	4.99	5.22
Consumer
Automobile loans	7.65	7.20	6.93	6.90	7.19
Automobile leases	5.02	5.06	4.94	4.98	4.99

Automobile Loans and Leases	6.21	6.17	6.14	6.25	6.51

Home equity (3)	4.72	4.73	4.47	4.75	5.03
Residential mortgage (3)	5.52	5.36	5.16	5.24	5.34
Other loans (3)	6.89	6.33	5.62	8.15	7.93

Total Consumer	5.54	5.49	5.52	5.64	5.87

Total Loans and Leases	5.12	4.95	5.04	5.26	5.41

Total Earning Assets	4.89%	4.76%	4.89%	5.11%	5.23%

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits
Interest bearing demand deposits (4)	1.06%	0.94%	0.88%	0.91%	1.04%
Savings deposits	0.83	0.82	0.94	1.22	1.35
Retail certificates of deposit	3.32	3.27	3.47	3.54	3.51
Other domestic time deposits	3.22	3.19	3.48	3.69	3.89

Total Core Deposits	1.52	1.45	1.53	1.65	1.76

Domestic time deposits of $100,000 or more	2.40	2.37	2.14	2.37	2.32
Brokered time deposits and negotiable CDs	1.84	1.57	1.51	1.52	1.63
Foreign time deposits	0.83	0.76	0.72	0.75	0.85

Total Deposits	1.58	1.48	1.53	1.64	1.75

Short-term borrowings	0.92	0.80	0.83	0.78	0.85
Federal Home Loan Bank advances	2.60	2.52	2.50	2.24	1.81
Subordinated notes and other long-term debt, including preferred capital securities	2.62	2.24	2.33	2.63	2.78

Total Interest Bearing Liabilities	1.82%	1.66%	1.71%	1.85%	1.93%

Net interest rate spread	3.07%	3.10%	3.18%	3.26%	3.30%
Impact of non-interest bearing funds on margin	0.23	0.19	0.18	0.16	0.16

Net Interest Margin	3.30%	3.29%	3.36%	3.42%	3.46%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	Consumer loans that are secured by a first mortgage on residential property are presented as “residential mortgage loans.” Consumer loans that are secured by a junior mortgage on residential property are presented as “Home equity loans.” Reclassification of prior period balances have been made to conform with this presentation.

(4)	The 2004 second quarter calculation has been corrected to conform to other periods presented.

2004 Third Quarter versus 2004 Second Quarter

     Compared with the 2004 second quarter, fully taxable equivalent net interest income increased $4.4 million, or 2%, reflecting the favorable impact of a 1% increase in average earning assets and a one basis point increase in the net interest margin to 3.30% from 3.29%.

     Compared with the second quarter, average total loans and leases increased $0.4 billion, or 2%, with the growth rate mitigated by a $0.5 billion, or 21%, decline in average automobile loans due to the second quarter ($512 million) and third quarter ($153 million) sales of automobile loans. Growth in mortgage-related consumer loans remained strong with average residential mortgages up $0.6 billion, or 17%, and average home equity loans up $0.1 billion, or 4%. Total average C&I and CRE loans increased slightly, primarily reflecting a $63 million, or 3%, increase in small business C&I and CRE loans. As discussed above, middle-market C&I and CRE loan balances were impacted by the $282 million loan reclassification on June 30, 2004. Adjusting for this reclassification, third quarter average middle-market C&I and CRE loans were essentially flat.

     Compared with the second quarter, average investment securities declined $0.5 billion, or 10%.

     Compared with the 2004 second quarter, average total core deposits increased $0.3 billion, or 2%, reflecting growth in interest bearing demand deposits, up $0.2 billion, or 3%, as well as non-interest bearing deposits, up $0.1 billion, or 2%.

2004 First Nine Months versus 2003 First Nine Months

     Fully taxable equivalent net interest income for the first nine months of 2004 increased $49.7 million, or 8%, from the comparable year-ago period, reflecting the favorable impact of a 14% increase in average earning assets, partially offset by a 21 basis point, or an effective 6%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.31% from 3.52%, reflecting the impact of lower rates and the strategic repositioning of portfolios to reduce automobile loans and increase the relative proportion of lower-rate, and lower-risk, residential real estate-related loans and investment securities.

     Average total loans and leases increased $2.3 billion, or 12%, from the first nine months of 2003 due primarily to a $2.0 billion, or 19%, increase in average consumer loans. Contributing to the consumer loan growth was a $1.4 billion, or 72%, increase in average residential mortgages and a $0.5 billion, or 15%, increase in average home equity loans. Average total automobile loans and leases increased $0.1 billion, or 1%. This growth from the year-ago, nine-month period reflected the positive impact of underlying new automobile loan originations, the 2003 third quarter consolidation of a $1.0 billion automobile loan securitization trust, and the rapid growth in direct financing leases due to the migration from operating lease assets, which are no longer being originated. Partially offsetting these positive impacts was the sale of automobile loans over this period.

     Average total C&I and CRE loans in the first nine months of 2004 increased $0.3 billion, or 3%, from the comparable year-ago period reflecting an 11% increase in small business C&I and CRE loans, and a 11% increase in middle-market CRE loans. Average middle-market C&I loans were down 5% from the year-ago period and reflected both weak demand and the impact from continued strategies to specifically lower exposure to large individual commercial credits, including shared national credits.

     Average investment securities increased $1.4 billion, or 38%, from the year-ago nine-month period primarily reflecting the investment of a portion of the proceeds from the automobile loan sales.

     Average total core deposits in the first nine months of 2004 were $16.1 billion, up $0.7 billion, or 4%, from the comparable year-ago period. This growth primarily reflected a $1.0 billion, or 16%, increase in interest bearing demand deposits, primarily money market accounts, partially offset by a $0.4 billion, or 13%, decline in retail CDs.

     Table 6 reflects average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities, respectively, for the first nine-month periods of 2004 and 2003:

Table 6 - Condensed Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
(in millions)	Nine Months Ending Sept 30,		2004 vs. 2003		Nine Months Ending Sept 30,
Fully Tax Equivalent Basis (1)	2004	2003	Amount	%	2004	2003
Assets
Interest bearing deposits in banks	$67	$58	$9	15.5	0.88%	1.53%
Trading account securities	64	16	48	N.M.	4.17	4.41
Federal funds sold and securities purchased under resale agreements	193	76	117	N.M.	1.42	2.05
Loans held for sale	248	654	(406)	(62.1)	5.24	5.32
Securities:
Taxable	4,615	3,350	1,265	37.8	3.91	4.63
Tax exempt	415	304	111	36.5	7.00	7.09

Total Securities	5,030	3,654	1,376	37.7	4.17	4.83

Loans and Leases:
Commercial and industrial	5,413	5,542	(129)	(2.3)	4.45	5.17
Real Estate
Construction	1,408	1,229	179	14.6	3.85	4.22
Commercial	2,891	2,644	247	9.3	4.67	5.31
Consumer
Automobile loans	2,410	3,170	(760)	(24.0)	7.20	7.56
Automobile leases	2,126	1,304	822	63.0	5.00	5.15

Automobile loans and leases	4,536	4,474	62	1.4	6.17	6.86

Home equity (3)	3,830	3,337	493	14.8	4.65	4.97
Residential mortgage (3)	3,361	1,958	1,403	71.7	5.36	5.64
Other loans (3)	384	383	1	0.3	6.30	7.92

Total Consumer	12,111	10,152	1,959	19.3	5.52	6.05

Total Loans and Leases	21,823	19,567	2,256	11.5	5.03	5.59

Allowance for loan and lease losses	(314)	(350)	36	(10.3)

Net loans and leases	21,509	19,217	2,292	11.9

Total earning assets	27,425	24,025	3,400	14.2	4.84%	5.45%

Operating lease assets	980	1,812	(832)	(45.9)
Cash and due from banks	814	740	74	10.0
Intangible assets	216	218	(2)	(0.9)
All other assets	2,074	2,010	64	3.2

Total Assets	$31,195	$28,455	$2,740	9.6

Liabilities and Shareholders’ Equity
Core deposits
Non-interest bearing deposits	$3,172	$3,063	$109	3.6
Interest bearing demand deposits	7,055	6,100	955	15.7	0.96%	1.28%
Savings deposits	2,833	2,795	38	1.4	0.86	1.58
Retail certificates of deposit	2,404	2,773	(369)	(13.3)	3.35	3.72
Other domestic time deposits	611	670	(59)	(8.8)	3.30	3.91

Total core deposits	16,075	15,401	674	4.4	1.50	2.04

Domestic time deposits of $100,000 or more	823	793	30	3.8	2.31	2.54
Brokered time deposits and negotiable CDs	1,800	1,274	526	41.3	1.64	1.79
Foreign time deposits	522	492	30	6.1	0.77	0.98

Total deposits	19,220	17,960	1,260	7.0	1.53	2.01

Short-term borrowings	1,447	1,656	(209)	(12.6)	0.85	1.04
Federal Home Loan Bank advances	1,271	1,253	18	1.4	2.54	1.80
Subordinated notes and other long-term debt, including preferred capital securities	5,474	4,265	1,209	28.3	2.39	2.89

Total interest bearing liabilities	24,240	22,071	2,169	9.8	1.74%	2.09%

All other liabilities	1,445	1,137	308	27.1
Shareholders’ equity	2,338	2,184	154	7.1

Total Liabilities and Shareholders’ Equity	$31,195	$28,455	$2,740	9.6

Net interest rate spread					3.10%	3.36%
Impact of non-interest bearing funds on margin					0.21	0.16

Net Interest Margin					3.31%	3.52%

(1)  Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 2 for the FTE adjustment.

(2)  Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)  Consumer loans that are secured by a first mortgage on residential property are presented as “residential mortgage loans.” Consumer loans that are secured by a junior mortgage on residential property are presented as “Home equity loans.” Reclassification of prior period balances have been made to conform with this presentation.

Provision for Credit Losses

     The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments (AULC) at levels adequate to absorb Management’s estimate of inherent losses in the total loan and direct financing lease portfolio, unfunded loan commitments, and letters of credit. Taken into consideration are such factors as current period net charge-offs that are charged against these allowances, current period loan and lease growth and any related estimate of likely losses associated with that growth based on historical experience, the current economic outlook, and the anticipated impact on credit quality of existing loans and leases, unfunded commitments and letters of credit (see Allowances for Credit Losses for additional discussion and Table 14).

     The provision for credit losses in the 2004 third quarter was $11.8 million, a $39.8 million reduction from the year-ago quarter and a $6.8 million increase from the 2004 second quarter. The reduction from the year-ago quarter reflected overall improved portfolio quality performance, as well as an improved economic outlook, only partially offset by provision expense related to loan growth. The increase in provision for credit losses from the 2004 second quarter reflected the fact that the 2004 second quarter provision benefited from a $9.7 million recovery on a single C&I credit that had been charged-off in the 2002 fourth quarter. Underlying credit quality trends between the 2004 second and third quarter continued to improve. As previously disclosed, effective January 1, 2004, the company adopted a more quantitative approach to calculating the economic reserve component of the ALLL, making this component more responsive to changes in economic conditions. This change, combined with the existing quantitative approach for determining the transaction reserve component, as well as changes to the specific reserve component, will result in more volatility in the total ALLL and corresponding provision for credit losses (see Credit Risk for additional discussion).

     The provision for credit losses in the first nine months of 2004 was $42.4 million, a $95.2 million, or 69%, decline from the comparable year-ago period. This reduction reflected the same factors impacting third quarter year-over-year performance.

Non-Interest Income

     Table 7 reflects non-interest income detail for each of the past five quarters, and the first nine-months of 2004 and 2003:

Table 7 — Non-Interest Income

	2004			2003		3Q04 vs. 3Q03
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent
Service charges on deposit accounts	$43,935	$43,596	$41,837	$44,763	$42,294	$1,641	3.9%
Trust services	17,064	16,708	16,323	15,793	15,365	1,699	11.1
Brokerage and insurance	13,200	13,523	15,197	14,344	13,807	(607)	(4.4)
Mortgage banking	4,448	23,322	(4,296)	9,677	30,193	(25,745)	(85.3)
Bank owned life insurance	10,019	11,309	10,485	10,410	10,438	(419)	(4.0)
Gain on sale of automobile loans	312	4,890	9,004	16,288	—	312	—
Gain on sale of branch offices	—	—	—	—	13,112	(13,112)	N.M.
Other service charges and fees	10,799	10,645	9,513	9,237	10,499	300	2.9
Securities gains (losses)	7,803	(9,230)	15,090	1,280	(4,107)	11,910	N.M.
Other	17,899	24,659	25,619	19,411	23,543	(5,644)	(24.0)

Sub-total before operating lease income	125,479	139,422	138,772	141,203	155,144	(29,665)	(19.1)
Operating lease income	64,412	78,706	88,867	105,307	117,624	(53,212)	(45.2)

Total Non-Interest Income	$189,891	$218,128	$227,639	$246,510	$272,768	$(82,877)	(30.4)%

	Nine Months Ending
	September 30,		2004 vs. 2003
(in thousands)	2004	2003	Amount	Percent
Service charges on deposit accounts	$129,368	$123,077	$6,291	5.1%
Trust services	50,095	45,856	4,239	9.2
Brokerage and insurance	41,920	43,500	(1,580)	(3.6)
Mortgage banking	23,474	48,503	(25,029)	(51.6)
Bank owned life insurance	31,813	32,618	(805)	(2.5)
Gain on sale of automobile loans	14,206	23,751	(9,545)	(40.2)
Gain on sale of branch offices	—	13,112	(13,112)	N.M.
Other service charges and fees	30,957	32,209	(1,252)	(3.9)
Securities gains (losses)	13,663	3,978	9,685	N.M.
Other	68,177	71,648	(3,471)	(4.8)

Sub-total before operating lease income	403,673	438,252	(34,579)	(7.9)
Operating lease income	231,985	384,391	(152,406)	(39.6)

Total Non-Interest Income	$635,658	$822,643	$(186,985)	(22.7)%

N.M. — Not Meaningful.

2004 Third Quarter versus 2003 Third Quarter

     Non-interest income decreased $82.9 million, or 30%, from the year-ago quarter. Comparisons with prior-period results are heavily influenced by the decline in operating leases and related operating lease income. These trends are expected to continue as all automobile leases originated since April 2002 are direct financing leases with income reflected in net interest income, not non-interest income. Reflecting the run-off of the operating lease portfolio, operating lease income declined $53.2 million, or 45%, from the 2003 third quarter. Excluding operating lease income, non-interest income decreased $29.7 million, or 19%, from the year-ago quarter with the primary drivers being:

•	$25.7 million, or 85%, decrease in mortgage banking income. This reflected a $21.9 million change in MSR temporary impairment valuations, as the current quarter included a $4.1 million MSR temporary impairment compared with a $17.8 million recovery of previously recorded MSR temporary impairment recognized in the year-ago quarter. MSR valuations are very sensitive to movements in interest rates. Excluding the MSR temporary impairment valuation change between quarters, mortgage banking income decreased $3.8 million, primarily reflecting lower secondary marketing gains and lower origination volume.

•	$13.1 million gain on sale of branch offices in the year ago quarter with no such gain in the current quarter.

•	$5.6 million, or 24%, decline in other income due to lower investment banking income and the MSR-related trading loss. To offset the volatility that results from recognizing temporary MSR valuation changes, Huntington has used investment securities and, more recently, other trading account assets, including forward commitments and options. As none of these instruments qualify for hedge accounting, the change in value of the trading account assets are reported as a component of other income, whereas the gains (losses) from the sale of securities that are available for sale are reported as investment securities gains (losses).

Partially offset by:

•	$11.9 million increase in investment securities gains as the current quarter reflected gains of $7.8 million compared with $4.1 million of securities losses in the year-ago quarter.

•	$1.7 million, or 11%, increase in trust services income as a result of higher personal trust fees, reflecting higher average asset values and higher money market mutual fund fees.

•	$1.6 million, or 4%, increase in service charges on deposit accounts due to higher service charges on personal accounts.

2004 Third Quarter versus 2004 Second Quarter

     Compared with the 2004 second quarter, non-interest income declined $28.2 million, or 13%. This comparison is also heavily influenced by the decline in operating lease income for the reasons noted above. Reflecting the run-off of the operating lease portfolio, operating lease income declined $14.3 million, or 18%, from the 2004 second quarter. Excluding operating lease income, non-interest income decreased $13.9 million, or 10%, from the 2004 second quarter with the primary drivers being:

•	$18.9 million, or 81%, decrease in mortgage banking income. This reflected a $19.0 million change in MSR temporary impairment valuations, as the current quarter included a $4.1 million MSR temporary impairment compared with a $14.9 million recovery of previously recorded MSR temporary impairment recognized in the second quarter. This increase in MSR temporary impairment valuation between quarters reflected the downward movement in mortgage interest rates in the third quarter. The MSR temporary impairment valuation reserve at September 30, 2004 was $5.5 million. Reflecting the decline in interest rates during the quarter, the value of MSRs as a percent of mortgages serviced for others was 1.13%, down from 1.21% at June 30, 2004.

•	$6.8 million, or 27%, decrease in other income reflecting the MSR-related trading loss in the current quarter, as well as a decline in investment banking and trading fee income.

•	$4.6 million decrease in gain on sale of automobile loans as the current quarter reflected $0.3 million of gains, compared with $4.9 million of gains in the second quarter.

Partially offset by:

•	$17.0 million increase in securities gains (losses), with the current quarter reflecting $7.8 million in securities gains, compared with $9.2 million of securities losses in the 2004 second quarter.

2004 First Nine Months versus 2003 First Nine Months

     Non-interest income for the first nine months of 2004 declined $187.0 million, or 23%, from the comparable year-ago period. Comparisons with prior-period results are heavily influenced by the decline in operating leases and related operating lease income (see above discussion). Reflecting the run-off of the operating lease portfolio, operating lease income for the first nine months of 2004 declined $152.4 million, or 40%, from the comparable year-ago period. Excluding operating lease income, non-interest income for the first nine months of 2004 decreased $34.6 million, or 8%, from the comparable year-ago period with the primary drivers being:

•	$25.0 million, or 52%, decline in mortgage banking income. This reflected a $10.8 million change in MSR temporary impairment valuations, as the current nine-month period included $0.6 million recovery of previously recorded MSR temporary impairment compared with an $11.4 million recovery of previously recorded MSR temporary impairment in the comparable year-ago period. The remainder of the decline primarily reflected lower secondary marketing gains and lower origination volume.

•	$13.1 million gain on sale of branch offices in the year-ago nine-month period with no such gain in the comparable current year period.

•	$9.5 million reduction in the gain on sale of automobile loans.

•	$3.5 million decline in other income, including a $2.3 million loss on trading activity in the current year period to offset MSR temporary valuation changes, as well as lower investment banking income.

Partially offset by:

•	$9.7 million increase in gains from the sale of investment securities to offset MSR temporary valuation changes.

•	$6.3 million, or 5%, increase in service charges on deposit accounts.

•	$4.2 million, or 9%, increase in trust services.

Non-Interest Expense

     Table 8 reflects non-interest expense detail for each of the last five quarters and the first nine-month period for 2004 and 2003:

Table 8 - Non-Interest Expense

	2004			2003		3Q04 vs. 3Q03
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent
Personnel costs	$121,729	$119,715	$121,624	$115,762	$113,170	$8,559	7.6%
Outside data processing and other services	17,527	17,563	18,462	15,957	17,478	49	0.3
Equipment	15,295	16,228	16,086	16,840	16,328	(1,033)	(6.3)
Net occupancy	16,838	16,258	16,763	14,925	15,570	1,268	8.1
Professional services	12,219	7,836	7,299	12,175	11,116	1,103	9.9
Marketing	5,000	8,069	7,839	6,895	5,515	(515)	(9.3)
Telecommunications	5,359	4,638	5,194	5,272	5,612	(253)	(4.5)
Printing and supplies	3,201	3,098	3,016	3,417	3,658	(457)	(12.5)
Amortization of intangible assets	204	204	204	204	204	—	—
Loss on early extinguishment of debt	—	—	—	15,250	—	—	—
Restructuring reserve releases	(1,151)	—	—	(351)	—	(1,151)	—
Other	22,317	25,981	18,457	25,510	18,397	3,920	21.3

Sub-total before operating lease expense	218,538	219,590	214,944	231,856	207,048	11,490	5.5
Operating lease expense	54,885	62,563	70,710	85,609	93,134	(38,249)	(41.1)

Total Non-Interest Expense	$273,423	$282,153	$285,654	$317,465	$300,182	$(26,759)	(8.9)%

	Nine Months Ending
	September 30,		2004 vs. 2003
(in thousands)	2004	2003	Amount	Percent
Personnel costs	$363,068	$331,501	$31,567	9.5%
Outside data processing and other services	53,552	50,161	3,391	6.8
Equipment	47,609	49,081	(1,472)	(3.0)
Net occupancy	49,859	47,556	2,303	4.8
Professional services	27,354	30,273	(2,919)	(9.6)
Marketing	20,908	20,595	313	1.5
Telecommunications	15,191	16,707	(1,516)	(9.1)
Printing and supplies	9,315	9,592	(277)	(2.9)
Amortization of intangible assets	612	612	—	—
Restructuring reserve releases	(1,151)	(6,315)	5,164	(81.8)
Other	66,755	55,270	11,485	20.8

Sub-total before operating lease expense	653,072	605,033	48,039	7.9
Operating lease expense	188,158	307,661	(119,503)	(38.8)

Total Non-Interest Expense	$841,230	$912,694	$(71,464)	(7.8)%

2004 Third Quarter versus 2003 Third Quarter

     Non-interest expense decreased $26.8 million, or 9%, from the year-ago quarter. Comparisons with prior-period results are influenced by the decline in operating lease expense as the operating lease portfolio continues to run-off (see above operating lease income discussion). Excluding operating lease expense, non-interest expense increased $11.5 million, or 6%, from the year-ago quarter with the primary drivers being:

•	$8.6 million, or 8%, increase in personnel costs primarily reflecting higher salaries and benefits expense, partially offset by lower sales commissions due to weaker mortgage origination and capital market activities.

•	$3.9 million, or 21%, increase in other expense reflecting higher automobile lease residual value losses, as well as SEC-related expenses and accruals.

•	$1.3 million, or 8%, increase in net occupancy expense.

•	$1.1 million, or 10%, increase in professional services including SEC-related expenses.

Partially offset by:

•	$1.2 million benefit from the release of restructuring reserves in the current quarter.

•	$1.0 million, or 6%, decline in equipment expense.

     The current quarter included $1.8 million of current quarter expenses related to Unizan integration planning and systems conversion. These expenses were spread across various non-interest expense categories with no meaningful impact on any single line item.

2004 Third Quarter versus 2004 Second Quarter

     Compared with the 2004 second quarter, non-interest expense declined $8.7 million, or 3%. Comparisons with prior-period results are also heavily influenced by the decline in operating lease expense. Operating lease expense declined $7.7 million, or 12%, from the 2004 second quarter. Excluding operating lease expense, non-interest expense decreased $1.1 million from the second quarter with the primary drivers being:

•	$3.7 million, or 14%, decrease in other expense as the second quarter included $5.8 million of costs related to investments in partnerships generating tax benefits for the first half of 2004. The 2004 third quarter other expense included automobile lease residual value losses, as well as SEC-related expenses and accruals.

•	$3.1 million, or 38%, decrease in marketing expense due to lower advertising expenditures.

•	$1.2 million benefit from the release of restructuring reserves in the current quarter.

Partially offset by:

•	$4.4 million, or 56%, increase in professional services primarily reflecting SEC-related expenses.

•	$2.0 million, or 2%, increase in personnel costs.

2004 First Nine Months versus 2003 First Nine Months

     Non-interest expense for the first nine months of 2004 declined $71.5 million, or 8%, from the comparable year-ago period. Comparisons with prior-period results are influenced by the decline in operating lease expense as the operating lease portfolio continues to run-off (see above operating lease income discussion). Operating lease expense declined $119.5 million, or 39%, from the 2003 nine-month period.

     Excluding operating lease expense, non-interest expense for the first nine months of 2004 increased $48.0 million, or 8%, from the year-ago period with the primary drivers being:

•	$31.6 million, or 10%, increase in personnel costs primarily reflecting a $17.3 million, or 28%, increase in benefits expense and an $17.0 million, or 8%, increase in salaries.

•	$11.5 million, or 21%, increase in other expense reflecting $5.8 million of costs related to investments in partnerships generating tax benefits in the current nine-month period and to a lesser degree accruals for pending litigation and SEC-related costs.

•	$5.2 million in restructuring reserve releases that lowered expenses in the year-ago nine-month period.

Operating Lease Assets

     Table 9 reflects operating lease assets performance detail for each of the last five quarters, and the first nine-months of 2004 and 2003:

Table 9 - Operating Lease Performance

	2004			2003		3Q04 vs. 3Q03
	Third	Second	First	Fourth	Third	Amount	Percent
Balance Sheet (in millions)
Average operating lease assets outstanding	$800	$977	$1,166	$1,355	$1,565	$(765)	(49)%
Income Statement (in thousands)
Net rental income	$60,267	$72,402	$83,517	$98,223	$109,645	$(49,378)	(45)%
Fees	2,965	4,838	3,543	5,204	5,372	(2,407)	(44.8)
Recoveries - early terminations	1,180	1,466	1,807	1,880	2,607	(1,427)	(54.7)

Total Operating Lease Income	64,412	78,706	88,867	105,307	117,624	(53,212)	(45.2)

Depreciation and residual losses at termination	49,917	57,412	63,823	76,768	83,112	(33,195)	(39.9)
Losses - early termination	4,968	5,151	6,887	8,841	10,022	(5,054)	(50.4)

Total Operating Lease Expense	54,885	62,563	70,710	85,609	93,134	(38,249)	(41.1)

Net Earnings Contribution	$9,527	$16,143	$18,157	$19,698	$24,490	$(14,963)	(61.1)%

Earnings ratios(1)
Net rental income	30.1%	29.6%	28.7%	29.0%	28.0%	2.1%	7.5%
Depreciation and residual losses at termination	25.0	23.5	21.9	22.7	21.2	3.7	17.5

(1) As a percent of average operating lease assets, quarterly amounts annualized.

	Nine Months Ended
	September 30,		2004 vs. 2003
	2004	2003	Amount	Percent
Balance Sheet (in millions)
Average operating lease assets outstanding	$980	$1,812	$(831)	(45.9)%
Income Statement (in thousands)
Net rental income	$216,186	$360,421	$(144,235)	(40.0)%
Fees	11,346	16,419	(5,073)	(30.9)
Recoveries - early terminations	4,453	7,551	(3,098)	(41.0)

Total Operating Lease Income	231,985	384,391	(152,406)	(39.6)

Depreciation and residual losses at termination	171,152	273,782	(102,630)	(37.5)
Losses - early termination	17,006	33,879	(16,873)	(49.8)

Total Operating Lease Expense	188,158	307,661	(119,503)	(38.8)

Net Earnings Contribution	$43,827	$76,730	$(32,903)	(42.9)%

Earnings ratios(1)
Net rental income	29.4%	26.5%	2.9%	10.8%
Depreciation and residual losses at termination	23.3	20.2	3.1	15.6

(1)	As a percent of average operating lease assets, quartlery amounts annualized.

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

2004 Third Quarter versus 2003 Third Quarter and 2004 Second Quarter

     Average operating lease assets in the 2004 third quarter were $0.8 billion, down $0.8 billion, or 49%, from the year-ago quarter and 18% from the 2004 second quarter.

     Operating lease income, which totaled $64.4 million in the 2004 third quarter, represented 34% of non-interest income in the quarter. Operating lease income was down $53.2 million, or 45%, from the year-ago quarter and $14.3 million, or 18%, from the 2004 second quarter, reflecting the declines in average operating leases. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 45% and 17%, respectively, from the year-ago and 2004 second quarter. Fees declined 45% from the year-ago quarter and 39% from the second quarter reflecting the recognition of deferred fees resulting from higher than expected prepayments of operating lease assets in the second quarter of this year. Recoveries from early terminations declined 55% from the year-ago quarter and 20% from the second quarter.

     Operating lease expense totaled $54.9 million, down $38.2 million, or 41%, from the year-ago quarter and down $7.7 million, or 12%, from the 2004 second quarter. These declines also reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated. The decline in operating lease expense from the year-ago quarter was partially offset by a $3.5 million increase in additional depreciation expense for the estimated decline in residual values.

     Losses on operating lease assets consist of residual losses at termination and losses on early terminations. Residual losses arise if the ultimate value or sales proceeds from the automobile are less than Black Book value, which represents the insured amount under the company’s residual value insurance policies. This situation may occur due to excess wear-and-tear or excess mileage not collected from the lessee. Losses on early terminations occur when a lessee, due to credit or other reasons, turns in the automobile before the end of the lease term. A loss is realized if the automobile is sold for a value less than the net book value at the date of turn-in. Such losses are not covered by the residual value insurance policies. To the extent the company is successful in collecting any deficiency from the lessee, amounts received are recorded as recoveries from early terminations.

     Credit losses on operating lease assets are included in operating lease expense and were $5.0 million in the current quarter, down from $10.0 million in the year-ago quarter and $5.2 million in the second quarter. Recoveries on operating lease assets are included in operating lease income and totaled $1.2 million, $2.6 million, and $1.5 million, for the same periods, respectively. The ratio of operating lease asset credit losses to average operating lease assets, net of recoveries, was an annualized 1.89% in the current quarter, 1.90% in the year-ago quarter, and 1.51% in the 2004 second quarter. As noted in the non-interest income discussion above, the operating lease portfolio will decline over time as no new operating lease assets have been generated since April 2002.

     On a quarterly basis, Management evaluates the amount of residual value losses that it anticipates will result from the estimated fair value of a leased vehicle being less than the residual value inherent in the lease. Fair value includes estimated net proceeds from the sale of the leased vehicle plus expected residual value insurance proceeds and amounts expected to be collected from the lessee for excess mileage and other items that are billable under terms of the lease contract. When estimating the amount of expected insurance proceeds, Management takes into consideration policy caps that exist in two of the three residual value insurance policies and whether it expects aggregate claims under such policies to exceed these caps. Residual value losses exceeding any insurance policy cap are reflected in higher depreciation expense over the remaining life of the affected automobile lease. Also as part of its quarterly analysis, Management evaluates automobile leases individually for impairment.

     Residual value losses on automobile leases booked prior to October 1, 2000, were covered by an insurance policy with a $120 million cap. During the third quarter, residual value losses exceeded this cap a few months earlier than anticipated due to higher than anticipated volume of turned in automobiles and to a lesser degree, softness in the used car market. Total losses above the cap are expected to be $18-$30 million, including $10 million already recognized and reflected in additional accumulated depreciation. As a result, the company anticipates that 2004 fourth quarter operating lease depreciation will be $2-$3 million higher than the 2004 third quarter expense level, with lesser amounts in quarters thereafter.

     The residual value insurance policy covering automobile leases originated between October 1, 2000 and April 30, 2002 contains a $50 million cap. At this time, the company anticipates that total claims against this policy will be $10-$18 million, well below the cap. To date, approximately $3 million of claims have been filed on this policy. All automobile leases originated since April 30, 2002, are covered under a policy that does not place a cap on losses. This policy will cover leases originated through April 30, 2005.

2004 First Nine Months versus 2003 First Nine Months

     Average operating lease assets in the first nine-months of 2004 were $1.0 billion, down $0.8 billion, or 46%, from the comparable year-ago period.

     Operating lease income, which totaled $232.0 million in the first nine months of 2004, represented 36% of non-interest income, and was down $152.4 million, or 40%, from the comparable year-ago period. Net rental income was down $144.2 million, or 40%. Fees declined $5.1 million, or 31%, from the same year-ago period. Recoveries from early terminations declined $3.1 million, or 41% from the year-ago period. Operating lease expense totaled $188.2 million, down $119.5 million, or 39%, from the comparable year-ago period. The declines in operating lease income and operating lease expense reflected the fact that this portfolio is decreasing over time as no new operating leases are being originated, and the same factors discussed above.

     The ratio of operating lease asset credit losses to average operating lease assets, net of recoveries, was an annualized 1.71% in the first nine months of 2004, down from 1.94% in the comparable year-ago period.

Provision for Income Taxes

     The provision for income taxes in the third quarter of 2004 was $38.3 million and represented an effective tax rate on income before taxes of 29.0%. The provision for income taxes increased $1.0 million from the year-ago quarter, due to a higher effective tax rate. The effective tax rates in the second quarter of 2004 and the third quarter 2003 were 28.3% and 26.3%, respectively. The higher effective tax rate in the 2004 third quarter reflected a reduction in estimated 2004 tax benefits (credits) from a reduced level of investments in partnerships and the recording of non-deductible expenses.

     For the first nine months of 2004, provision for income taxes was $116.5 million and represented an effective tax rate on income before taxes of 27.5%. This represented an increase of $12.0 million from the same period in 2003, in which the effective tax rate was 26.3%, reflecting higher pre-tax income.

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

     In accordance with FAS 109, Accounting for Income Taxes, no deferred income taxes are to be recorded when a company intends to permanently reinvest their earnings from a foreign activity. As of September 30, 2004, the company intended to permanently reinvest the earnings from its foreign asset securitization activities of approximately $83.7 million.

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

Loan and Lease Composition

     Table 10 reflects period-end loan and lease portfolio mix by type of loan or lease, as well as by business segment:

Table 10 - Loans and Lease Portfolio Composition

	September 30, 2004		June 30, 2004 (1)		March 31, 2004		December 31, 2003		September 30, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Commercial
Commercial and industrial	$5,440	23.3%	$5,277	23.3%	$5,480	24.6%	$5,314	23.8%	$5,433	24.0%
Commercial real estate	4,473	19.2	4,514	19.9	4,272	19.2	4,172	18.6	4,047	17.8

Total Commercial	9,913	42.5	9,791	43.2	9,752	43.7	9,486	42.4	9,480	41.8

Consumer
Automobile loans	1,885	8.1	1,814	8.0	2,267	10.2	2,992	13.4	3,709	16.4
Automobile leases	2,317	9.9	2,185	9.6	2,066	9.3	1,902	8.5	1,688	7.4
Home equity (2)	4,047	17.4	3,906	17.2	3,757	16.9	3,639	16.3	3,498	15.4
Residential mortgage (2)	4,004	17.2	3,690	16.3	2,976	13.4	2,681	12.0	2,415	10.6
Other loans (2)	422	1.8	389	1.7	375	1.7	375	1.7	383	1.7

Total Consumer	12,675	54.4	11,984	52.9	11,441	51.3	11,589	51.8	11,693	51.6

Total Loans and Direct Financing Leases	$22,588	96.9	$21,775	96.1	$21,193	95.1	$21,075	94.2	$21,173	93.4

Operating lease assets	717	3.1	889	3.9	1,071	4.8	1,260	5.6	1,455	6.4
Securitized loans	—	—	—	—	28	0.1	37	0.2	49	0.2

Total Credit Exposure	$23,305	100.0%	$22,664	100.0%	$22,292	100.0%	$22,372	100.0%	$22,677	100.0%

Total Automoble Exposure (3)	$4,919	21.1%	$4,888	21.6%	$5,432	24.4%	$6,191	27.7%	$6,901	30.4%

By Business Segment (4)
Regional Banking
Central Ohio	$5,944	25.5%	$5,652	24.9%	$4,988	22.4%	$4,652	20.8%	$4,491	19.8%
Northern Ohio	2,809	12.1	2,694	11.9	2,681	12.0	2,579	11.5	2,639	11.6
Southern Ohio/Kentucky	1,826	7.8	1,759	7.8	1,703	7.6	1,677	7.5	1,623	7.2
West Michigan	2,236	9.6	2,216	9.8	2,155	9.7	2,077	9.3	2,028	8.9
East Michigan	1,388	6.0	1,359	6.0	1,341	6.0	1,268	5.7	1,306	5.8
West Virginia	866	3.7	811	3.6	808	3.6	802	3.6	802	3.5
Indiana	863	3.7	811	3.6	753	3.4	731	3.3	741	3.3

Total Regional Banking	15,932	68.4	15,302	67.5	14,429	64.7	13,786	61.7	13,630	60.1

Dealer Sales	5,774	24.8	5,840	25.8	6,399	28.7	7,095	31.6	7,598	33.5
Private Financial Group	1,395	6.0	1,381	6.1	1,322	5.9	1,296	5.8	1,260	5.6
Treasury / Other	204	0.9	141	0.6	142	0.7	195	0.9	189	0.8

Total Credit Exposure	$23,305	100.0%	$22,664	100.0%	$22,292	100.0%	$22,372	100.0%	$22,677	100.0%

(1)	Effective June 30, 2004, $282 million of commercial and industrial loans were reclassified to commercial real estate to conform to the classification of these loans with the presentation of similar loans.

(2)	Consumer loans that are secured by a first mortgage on residential property are presented as “residential mortgage loans.” Consumer loans that are secured by a junior mortgage on residential property are presented as “Home equity loans.” Reclassification of prior period balances have been made to conform with this presentation.

(3)	Sum of automobile loans and leases, operating lease assets, and securitized loans.

(4)	Prior period amounts have been reclassified to conform to the current period business segment structure.

     During 2004, the composition of the loan and lease portfolio changed such that lower credit risk home equity loans and residential mortgages each represented 17% of total credit exposure at September 30, 2004, up from 15% and 11%, respectively, a year earlier. Conversely, C&I loans have declined from 24% a year ago to 23% at September 30, 2004, reflecting, in part, strategies to exit large, individual commercial credits, including out-of-footprint shared national credits.

     At the beginning of the 2004 second quarter, the criteria for categorizing commercial loans as either C&I loans or CRE loans was clarified. The new criteria are based on the purpose of the loan. Previously, the categorization was based on the nature of the collateral securing, or partially securing, the loan. Under this new methodology, as new loans are originated or existing loans renewed, loans secured by owner-occupied real estate are categorized as C&I loans (previously CRE loans) and unsecured loans for the purpose of developing real estate are categorized as CRE loans (previously C&I loans). As a result of this change, $282 million in C&I loans were reclassified to CRE loans effective June 30, 2004. Prior periods were not reclassified. This change had no impact on the underlying credit quality of total commercial loans. However, it did increase average reported CRE loans in the 2004 third quarter by $282 million, with an equal decrease in average reported C&I loans.

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

     During the third quarter of 2004, $153 million of automobile loans were sold, resulting in a third quarter pre-tax gain on the sale of automobile loans of $0.3 million. This sale increased the total automobile loans sold since the beginning of 2003 to $3.7 billion. These sales represented a continuation of a strategy to reduce exposure to automobile financing to approximately 20% of total credit exposure (see Table 10). At September 30, 2004, this exposure was $4.9 billion, down from $6.2 billion at year-end, and represented 21% of total credit exposure, down from 22% at the end of the last quarter and from 30% a year earlier.

Net Loan and Lease Charge-offs

     Table 11 reflects net loan and lease charge-off detail for each of the last five quarters, and the first nine-month period for 2003 and 2004:

Table 11 - Net Loan and Lease Charge-offs

Net Charge-offs by Loan and Lease Type

	2004			2003
(in thousands)	Third	Second	First	Fourth	Third
Commercial and industrial	$972	$(2,803)	$5,956	$31,186	$12,222
Commercial real estate	1,592	2,940	1,637	5,743	3,621

Total Commercial	2,564	137	7,593	36,929	15,843

Consumer
Automobile loans	5,142	5,604	13,422	11,346	10,773
Automobile direct financing leases	2,415	2,159	3,159	1,936	1,450

Automobile loans and leases	7,557	7,763	16,581	13,282	12,223

Home equity	4,527	3,019	3,116	3,464	3,416
Residential mortgage	534	302	316	174	246
Other loans	1,298	1,294	1,021	1,294	1,046

Total Consumer	13,916	12,378	21,034	18,214	16,931

Total Net Charge-offs	$16,480	$12,515	$28,627	$55,143	$32,774

Net Charge-offs - Annualized Percentages

	2004			2003
	Third	Second	First	Fourth	Third
Commercial and industrial	0.07%	(0.20)%	0.44%	2.32%	$0.91%
Commercial real estate	0.14	0.28	0.16	0.56	0.36

Total Commercial	0.10	0.01	0.32	1.55	0.68

Consumer
Automobile loans	1.11	0.96	1.77	1.29	1.20
Automobile direct financing leases	0.43	0.40	0.64	0.43	0.36

Automobile loans and leases	0.74	0.69	1.32	1.00	0.94

Home equity	0.46	0.32	0.34	0.39	0.40
Residential mortgage	0.05	0.04	0.04	0.03	0.05
Other loans	1.28	1.38	1.11	1.34	1.10

Total Consumer	0.45	0.41	0.70	0.61	0.61

Net Charge-offs as a % of Average Loans	0.30%	0.23%	0.53%	1.03%	0.64%

Table 11 - Net Loan and Lease Charge-offs Continued

Net Charge-offs by Loan and Lease Type

	Nine Months Ending
	September 30,
(in thousands)	2004	2003
Commercial and industrial	$4,125	$53,672
Commercial real estate	6,169	4,774

Total Commercial	10,294	58,446

Consumer
Automobile loans	24,168	28,920
Automobile direct financing leases	7,733	3,792

Automobile loans and leases	31,901	32,712

Home equity	10,662	11,140
Residential mortgage	1,152	658
Other loans	3,613	3,710

Total Consumer	47,328	48,220

Total Net Charge-offs	$57,622	$106,666

Net Charge-offs - Annualized Percentages

	Nine Months Ending
	September 30,
	2004	2003
Commercial and industrial	0.10%	1.29%
Commercial real estate	0.19	0.16

Total Commercial	0.14	0.83

Consumer
Automobile loans	1.34	1.22
Automobile direct financing leases	0.48	0.39

Automobile loans and leases	0.94	0.97

Home equity	0.37	0.45
Residential mortgage	0.05	0.04
Other loans	1.25	1.29

Total Consumer	0.52	0.63

Net Charge-offs as a % of Average Loans	0.35%	0.73%

2004 Third Quarter versus 2003 Third Quarter and 2004 Second Quarter

     Total net charge-offs for the 2004 third quarter were $16.5 million, or an annualized 0.30% of average total loans and leases. This was a reduction from $32.8 million, or 0.64%, in the year-ago quarter. However, it was an increase from $12.5 million in the second quarter, or an annualized 0.23% of average total loans and leases, as net charge-offs in the second quarter were reduced by a $9.7 million one-time recovery of a previously charged-off commercial loan. This recovery lowered total commercial (C&I and CRE) net charge-offs by 39 basis points and total loan and lease net charge-offs by 18 basis points. Excluding the impact of this recovery, 2004 second quarter total net charge-offs would have been $22.2 million, or an annualized 0.41% of average total loans and leases. Gross charge-offs in the third quarter declined $4.5 million, or 15%, from the second quarter.

     Total commercial net charge-offs in the third quarter were $2.6 million, or an annualized 0.10%, down from $15.8 million, or an annualized 0.68%, in the year-ago quarter and up from only $137 thousand in the previous quarter. Adjusting for the $9.7 million recovery noted above (39 basis point impact), second quarter total commercial net charge-offs would have been $9.8 million, or an annualized 0.40% of related loans.

     Total consumer net charge-offs in the current quarter were $13.9 million, or an annualized 0.45% of related loans. This compared with $16.9 million, or 0.61%, in the year-ago quarter and $12.4 million, or an annualized 0.41% of related loans in the 2004 second quarter.

     Total automobile loan and lease net charge-offs in the 2004 third quarter were $7.6 million, or an annualized 0.74% of average automobile loans and leases. This compared with $12.2 million of net charge-offs, or an annualized 0.94%, in the year-ago quarter and $7.8 million, or an annualized 0.69% in the second quarter.

     2004 First Nine Months versus 2003 First Nine Months

     Total net charge-offs for the first nine months of 2004 were $57.6 million, or an annualized 0.35% of average total loans and leases. This was a 46% reduction from $106.7 million, or 0.73%, in the comparable year-ago period. Performance for the first nine months of 2004 was consistent with the company’s net charge-off target of 0.35%-0.45% for a stable economic environment.

     Total commercial (C&I and CRE) net charge-offs in the first nine months of 2004 were only $10.3 million, or an annualized 0.14%, down from $58.4 million, or 0.83%, in the comparable year-ago period. The decline from the year-ago period reflected improved credit quality, including lower non-performing assets (NPAs), as well as the benefit of a $9.7 million C&I recovery in the 2004 first nine-month period.

     Total consumer net charge-offs in the first nine months of 2004 were $47.3 million, or an annualized 0.52% of related loans. This compared with $48.2 million, or 0.63%, in the comparable year-ago period. Total automobile loan and lease net charge-offs in the first nine months of 2004 were $31.9 million, or an annualized 0.94% of average automobile loans and leases, down slightly from $32.7 million, or an annualized 0.97% of average automobile loans and leases in the year-ago nine-month period.

Non-performing Assets and Past Due Loans and Leases

     Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters:

Table 12 - Non-Performing Assets and Past Due Loans and Leases

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2004	2004	2004	2003	2003
Non-accrual loans and leases
Commercial and industrial	$27,140	$32,044	$45,056	$43,387	$82,413
Commercial real estate	19,762	15,782	20,019	22,399	30,545
Residential mortgage	13,197	13,952	12,052	9,695	8,923
Home equity	7,685	—	—	—	—

Total non-performing loans and leases (NPLs)	67,784	61,778	77,127	75,481	121,881
Other real estate, net	12,692	12,918	14,567	11,905	15,196

Total Non-performing Assets (NPAs)	$80,476	$74,696	$91,694	$87,386	$137,077

Accruing loans and leases past due 90 days or more	$53,456	$51,490	$59,697	$55,913	$66,060

NPLs as a % of total loans and leases	0.30%	0.28%	0.36%	0.36%	0.58%
NPAs as a % of total loans and leases and other real estate	0.36	0.34	0.43	0.41	0.65
Allowance for loan and lease losses as a % of:
NPLs	417	464	383	397	276
NPAs	351	384	322	343	245
Allowance for loan and lease losses plus allowance for unfunded commitments and letters of credit:
NPLs	461	515	425	444	304
NPAs	389	426	357	384	270
Accruing loans and leases past due 90 days or more to total loans and leases	0.24	0.24	0.28	0.27	0.31

     NPAs were $80.5 million at September 30, 2004, down $56.6 million, or 41%, from the prior year, and up $5.8 million, or 8%, from June 30, 2004. NPAs as a percent of total loans and leases and other real estate were 0.36% at September 30, 2004, down from 0.65% a year-ago, but up slightly from 0.34% at June 30, 2004. At September 30, 2004, the company adopted a new policy of placing home equity loans and lines on non-accrual status when they exceed 180 days past due. Such loans were previously classified as accruing loans and leases past due 90 days or more. This policy change conforms the home equity loans and lines classification to that of other consumer loans secured by residential real estate. As a result of this change in policy, the current quarter included $7.7 million of non-performing home equity loans and lines secured by real estate. NPAs at September 30, 2004, included $30.2 million of lower-risk residential real estate-related assets, which represented 38% of total NPAs. This compared with $19.1 million, or 14%, at the end of the year-ago quarter.

     The over 90-day delinquent, but still accruing, ratio was 0.24% at September 30, 2004, down from 0.31% a year ago, and unchanged from 0.24% at June 30, 2004.

     Table 13 reflects NPA activity. The $22.7 million of new NPAs in the 2004 third quarter included the addition of the $7.7 million of non-performing home equity loans and lines due to the policy change noted above. Excluding the $7.7 million, new NPAs in the third quarter were $15.1 million.

Non-performing Assets Activity

Table 13 — Non-Performing Asset Activity

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2004	2004	2004	2003	2003
Beginning of Period	$74,696	$91,694	$87,386	$137,077	$133,722
New non-performing assets	22,740	25,727	27,208	38,367	52,213
Returns to accruing status	—	(1,493)	(54)	(454)	(319)
Loans and lease losses	(5,424)	(12,872)	(10,463)	(39,657)	(22,090)
Payments	(10,202)	(13,571)	(10,717)	(22,710)	(18,905)
Sales	(1,334)	(14,789)	(1,666)	(25,237)	(7,544)

End of Period	$80,476	$74,696	$91,694	$87,386	$137,077

Allowances for Credit Losses (ACL) and Provision for Credit Losses

     The company maintains two reserves, both of which are available to absorb possible credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments (AULC). When summed together, these reserves constitute the total allowances for credit losses (ACL). Table 14 reflects activity in the ALLL and AULC for the past five quarters:

Table 14 — Allowances for Credit Losses

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2004	2004	2004	2003	2003
Allowance for Loan and Lease Losses, Beginning of Period	$286,935	$295,377	$299,732	$336,398	$307,667
Loan and lease losses	(26,366)	(30,845)	(37,167)	(68,023)	(43,261)
Recoveries of loans previously charged off	9,886	18,330	8,540	12,880	10,487

Net loan and lease losses	(16,480)	(12,515)	(28,627)	(55,143)	(32,774)

Provision for credit losses	11,785	5,027	25,596	26,341	51,615
Net change in allowance for unfunded loan commitments and letters of credit	1,186	896	3,433	(1,785)	(457)
Allowance of assets sold and securitized(1)	(776)	(1,850)	(4,757)	(6,079)	10,347

Allowance for Loan and Lease Losses, End of Period	$282,650	$286,935	$295,377	$299,732	$336,398

Allowance for Unfunded Loan Commitments and Letters of Credit, Beginning of Period	$31,193	$32,089	$35,522	$33,737	$33,280
Net change	(1,186)	(896)	(3,433)	1,785	457

Allowance for Unfunded Loan Commitments and Letters of Credit, End of Period	$30,007	$31,193	$32,089	$35,522	$33,737

Total Allowances for Credit Losses	$312,657	$318,128	$327,466	$335,254	$370,135

Allowances for Credit Losses as a % of total loans and leases	1.38%	1.46%	1.55%	1.59%	1.75%
Components of ALLL as a % of total loans and leases:
Transaction reserve	0.84%	0.86%	0.91%	0.88%	0.98%
Economic reserve	0.33	0.36	0.38	0.40	0.47
Specific reserve	0.08	0.10	0.10	0.14	0.14

Total	1.25%	1.32%	1.39%	1.42%	1.59%

(1) The third quarter 2003 includes the allowance for loan losses associated with automobile loans from a securitizations trust that was consolidated as a result of the adoption of FASB Interpretation No. 46 on July 1, 2003.

     The September 30, 2004, ALLL was $282.7 million, down from $336.4 million a year ago and from $286.9 million at June 30, 2004. These declines reflected continued credit quality improvement, the change in the mix of the loan portfolio to lower-risk residential mortgages and home equity loans, and improvement in the economic outlook. Expressed as a percent of period-end loans and leases, the ALLL at September 30, 2004, was 1.25%, down from 1.59% a year-ago and from 1.32% at June 30, 2004. The ALLL as a percent of NPAs was 351% at September 30, 2004, up from 245% a year ago, but down from 384% at June 30, 2004.

     The September 30, 2004, AULC was $30.0 million, down slightly from $33.7 million at the end of the year-ago quarter, and from $31.2 million at June 30, 2004.

     On a combined basis, the ACL as a percent of total loans and leases was 1.38% at September 30, 2004, compared with 1.75% a year ago and 1.46% at the end of last quarter. The ACL as a percent of NPAs was 389% at September 30, 2004, compared with 270% a year earlier and 426% at June 30, 2004.

     The provision for credit losses in the 2004 third quarter was $11.8 million, a $39.8 million reduction from the year-ago quarter, but a $6.8 million increase from the 2004 second quarter. The reduction in provision expense from the year-ago quarter reflected overall improved portfolio quality performance and a stronger economic outlook, only partially offset by provision expense related to loan growth. The increase in provision expense from the second quarter primarily reflected lower recoveries, as the second quarter included a $9.7 million commercial loan recovery. As previously disclosed, effective January 1, 2004, the company adopted a more quantitative approach to calculating the economic reserve component of the ALLL making this component more responsive to changes in economic conditions (see discussion below). This change, combined with the quantitative approach for determining the transaction reserve component, as well as changes to the specific reserve component, may result in more volatility in the total ALLL, and corresponding provision for loan and lease losses.

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

Specific reserves – This ALLL component represents the sum of credit-by-credit reserve decisions for individual C&I and CRE loans when it is determined that the related expected risk factor is insufficient to cover the estimated losses embedded in the specified credit facility.

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

     This methodology permits the decomposition of the total ALLL ratio into these three components and provides increased insight into the rationale for increases or decreases in the overall ALLL ratio. As shown in Table 14, the ALLL ratio at September 30, 2004 was 1.25%, of which 0.84% represented the transaction reserve, 0.33% the economic reserve, and 0.08% specific reserves. Of the 7 basis point decline in the ALLL ratio from 1.32% at June 30, 2004, the transaction and specific reserves each accounted for 2 basis points of the decline. This reflected the combination of the shift in the loan and lease portfolio mix toward higher credit quality loans, as well as the release of specific reserves due to the improvement in the credit quality and/or the resolution of individual C&I and CRE credit situations. The remaining 3 basis points of decline in the ALLL ratio represented lower relative economic reserves, reflecting an improved economic outlook. This more quantitative methodology for determining the ALLL will be more responsive to changes in the portfolio mix, the economic environment, and individual credit situations, with the result being an ALLL ratio that exhibits greater quarterly fluctuations.

MARKET RISK

     Market risk is the potential for losses in the fair value of the company’s assets and liabilities due to changes in interest rates, exchange rates, and equity prices. The company incurs market risk in the normal course of business. Market risk arises when the company extends fixed-rate loans, purchases fixed-rate securities, originates fixed-rate certificates of deposit (CDs), obtains funding through fixed-rate borrowings, and leases automobiles and equipment based on expected lease residual values. Market risk arising from changes in interest rates, which affects the market values of fixed-rate assets and liabilities, is interest rate risk. Market risk arising from the possibility that the uninsured residual value of leased assets will be different at the end of the lease term than was estimated at the lease’s inception is residual value risk. From time to time, the company also has small exposures to trading risk and foreign exchange risk. At September 30, 2004, the company had $120.3 million of trading assets, primarily in its broker/dealer businesses.

Interest Rate Risk

     Interest rate risk is the primary market risk incurred by the company. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.

     Management seeks to minimize the impact of changing interest rates on the company’s net interest income and the fair value of assets and liabilities. The board of directors establishes broad policies regarding interest rate and market risk and liquidity risk. The asset and liability committee (ALCO) establishes specific operating limits within the parameters of the board of directors’ policies. ALCO regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with board of directors approved risk tolerances (see Interest Rate Risk discussion in the company’s 2003 Form 10-K for a complete discussion).

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

     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next twelve-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of September 30, 2004, and June 30, 2004. All of the positions were well within the board of directors’ policy limits.

Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200
Board Policy Limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2004	N.M.	-0.5%	+0.3%	+0.5%
June 30, 2004	N.M.	-0.3%	-0.0%	-0.1%
December 31, 2003	N.M.	-0.3%	-0.2%	-0.5%
N.M. – Not Meaningful.

     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.

Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200
Board Policy Limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2004	N.M.	-0.4%	-1.4%	-3.9%
June 30, 2004	N.M.	+1.5%	-2.8%	-6.2%
December 31, 2003	N.M.	+1.8%	-3.5%	-7.9%
N.M. – Not Meaningful.

LIQUIDITY RISK

     The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen or unpredictable circumstances. The liquidity of the Bank is available to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues (see Liquidity discussion in the company’s 2003 Form 10-K for a complete discussion).

     The primary source of funding is core deposits from retail and commercial customers (see Table 15). As of September 30, 2004, core deposits totaled $16.7 billion, and represented 83% of total deposits. This compared with $15.6 billion, or 83% of total deposits, a year earlier. Most of the growth in core deposits was attributable to growth in interest bearing and non-interest bearing demand deposits as retail CDs declined.

Table 15 - Deposit Liabilities

	September 30, 2004		June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
By Type
Demand deposits
Non-interest bearing	$3,264	16.2%	$3,327	17.1%	$2,918	15.4%	$2,987	16.2%	$3,003	15.9%
Interest bearing	7,472	37.2	7,124	36.6	6,866	36.2	6,411	34.7	6,425	34.1
Savings deposits	2,983	14.8	3,011	15.5	3,002	15.8	2,960	16.0	3,000	15.9
Retail certificates of deposit	2,441	12.1	2,412	12.4	2,395	12.6	2,462	13.3	2,484	13.2
Other domestic time deposits	588	3.0	595	3.1	608	3.2	631	3.4	638	3.4

Total Core Deposits	16,748	83.3	16,470	84.7	15,789	83.2	15,451	83.6	15,550	82.5
Domestic time deposits of $100,000 or more	998	5.0	808	4.2	791	4.2	789	4.3	844	4.5
Brokered time deposits and negotiable CDs	1,896	9.4	1,679	8.6	1,942	10.2	1,772	9.6	1,837	9.8
Foreign time deposits	467	2.3	508	2.5	467	2.4	475	2.5	603	3.2

Total Deposits	$20,109	100.0%	$19,465	100.0%	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%

By Business Segment (2)
Central Ohio	$4,400	21.9%	$4,386	22.5%	$4,378	23.1%	$4,184	22.6%	$4,189	22.3%
Northern Ohio	4,015	20.0	3,774	19.4	3,517	18.5	3,505	19.0	3,531	18.8
Southern Ohio/Kentucky	1,601	8.0	1,559	8.0	1,476	7.8	1,442	7.8	1,437	7.6
West Michigan	2,699	13.4	2,599	13.4	2,609	13.7	2,457	13.3	2,529	13.4
East Michigan	2,169	10.8	2,081	10.7	2,030	10.7	1,988	10.8	2,000	10.6
West Virginia	1,381	6.9	1,369	7.0	1,292	6.8	1,315	7.1	1,324	7.0
Indiana	666	3.3	668	3.4	637	3.4	648	3.5	661	3.5

Total Regional Banking	16,931	84.2	16,435	84.4	15,939	84.0	15,539	84.1	15,671	83.2
Dealer Sales	70	0.3	71	0.4	77	0.4	77	0.4	65	0.4
Private Financial Group	1,125	5.6	1,016	5.2	1,057	5.6	1,164	6.3	1,117	5.9
Treasury/Other (1)	1,983	9.9	1,943	10.0	1,916	10.0	1,707	9.2	1,981	10.5

Total Deposits	$20,109	100.0%	$19,465	100.0%	$18,989	100.0%	$18,487	100.0%	$18,834	100.0%

(1)	Comprised largely of brokered deposits and negotiable CDs.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

     Liquidity policies and limits are established by the board of directors, with operating limits set by ALCO. Two primary liquidity measures are the ratio of loans and operating lease assets to deposits and the percentage of assets funded with non-core, or wholesale, liabilities. The limits set by the board for these two liquidity measures are 135% and 40%, respectively. At September 30, 2004, the actual ratio of loans and operating leases to deposits was 116%, while the percentage of assets funded with non-core or wholesale liabilities was 35%. In addition, guidelines are established by ALCO to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating agency changes. ALCO meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan.

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

     As of September 30, 2004, credit ratings are as follows:

Senior
	Unsecured	Subordinated	Short
	Notes	Notes	Term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service (1)	A2	A3	P1	Negative
Standard and Poor’s	A-	BBB+	A2	Stable
Fitch Ratings (1)	A	A-	F1	Negative
The Huntington National Bank
Moody’s Investor Service (1)	A1	A2	P1	Negative
Standard and Poor’s	A	A-	A1	Stable
Fitch Ratings (1)	A	A-	F1	Negative

(1)	Following Huntington’s announcement on November 3, 2004, as more fully described in Note 4 to the Unaudited Condensed Consolidated Financial Statements, Fitch Ratings revised their outlook for Huntington to Negative from Stable. Also, Moody’s Investors Service placed all the ratings of Huntington on review for possible downgrade.

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

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. There were $989 million of outstanding standby letters of credit at September 30, 2004. Non-interest income was recognized from the issuance of these standby letters of credit of $8.5 million for the nine-month period ended September 30, 2004. The carrying amount of deferred revenue related to standby letters of credit at September 30, 2004, was $3.9 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the company and the Bank are required to hold.

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

     Shareholders’ equity totaled $2.5 billion at September 30, 2004. This balance represented a $186 million increase from December 31, 2003. The growth in shareholders’ equity resulted from the retention of net income after dividends to shareholders of $181 million and stock option exercises of $18 million. This growth was offset by a decrease in accumulated other comprehensive income of $16 million. The decrease in accumulated other comprehensive income primarily resulted from a decline in the market value of securities available for sale, partially offset by an increase in the market value of cash flow hedges at September 30, 2004, compared with December 31, 2003.

     On September 4, 2001, options totaling 3.2 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Huntington Bancshares Incorporated Employee Stock Incentive Plan

(the “Incentive Plan”). Under the terms of the Incentive Plan, these options were to vest on the earlier of September 4, 2006, or at such time as the closing price for Huntington’s common stock for five consecutive trading days reached or exceeded $25.00. Huntington’s common stock closing price exceeded $25.00 for each of the five consecutive trading days beginning October 1, 2004, and ending October 7, 2004. As a result, options for 2.0 million shares of common stock granted under the Incentive Plan, net of options for 1.2 million shares cancelled due to employee attrition, became fully vested and exercisable after the close of trading on October 7, 2004.

     At September 30, 2004, the company had unused authority to repurchase up to 7.5 million shares, though no shares were repurchased during the 2004 third quarter. This authorization may be used to help mitigate the dilutive earnings impact resulting from the issuance of these Incentive Plan shares. All purchases under the current authorization will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

     On October 13, 2004, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per common share. The dividend is payable January 3, 2005, to shareholders of record on December 17, 2004.

Table 16 - Quarterly Common Stock Summary

	2004		2003
	Third	Second	First	Fourth	Third
Common Stock Price
High (1)	$25.150	$23.120	$23.780	$22.550	$20.890
Low (1)	22.700	20.890	21.000	19.850	19.220
Close	24.910	22.980	22.030	22.500	19.850
Average closing price	24.105	22.050	22.501	21.584	20.199
Book value per share	$10.69	$10.40	$10.31	$9.93	$9.79
Dividends
Cash dividends declared	$0.200	$0.175	$0.175	$0.175	$0.175
Common shares outstanding (000s)
Average - Basic	229,848	229,429	229,227	228,902	228,715
Average - Diluted	234,348	232,659	232,915	231,986	230,966
Ending	230,153	229,476	229,410	229,008	228,870
Common Share Repurchase Program (000s)
Number of Shares Repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

     Average equity to average assets in the 2004 third quarter was 7.66%, up from 7.49% a year earlier, and up from 7.42% for the second quarter of 2004 (see Table 17). At September 30, 2004, the tangible equity to assets ratio was 7.11%, up from 6.77% a year ago, and from 6.95% at June 30, 2004. The increase from June 30, 2004, primarily reflected growth in retained earnings.

Table 17 - Capital Adequacy

	Three Months Ended
	September 30	June 30,	March 31	December 31,	September 30,
(in millions)	2004	2004	2004	2003	2003
Total Risk-Adjusted Assets	$28,773	$28,413	$28,236	$28,164	$27,949
Tier 1 Risk-Based Capital Ratio	9.08%	8.98%	8.74%	8.53%	8.40%
Total Risk-Based Capital Ratio	12.50	12.56	12.38	11.95	11.19
Tier 1 Leverage Ratio	8.36	8.20	8.08	7.98	7.94
Tangible Equity / Assets Ratio	7.11	6.95	6.97	6.79	6.77
Tangible Equity / Risk-Weighted Assets Ratio	7.80	7.64	7.61	7.30	7.24
Average Equity / Average Assets	7.66	7.42	7.39	7.32	7.49

     At September 30, 2004, the tangible equity to risk-weighted assets ratio was 7.80%, up significantly from 7.24% in the year-ago quarter, and up from 7.64% at June 30, 2004. The increase in the tangible equity to risk-weighted assets ratio reflected primarily the positive impact resulting from reducing the overall risk profile of earning assets throughout this period, most notably a less risky loan portfolio mix, as well as growth in low risk investment securities.

     The Federal Reserve Board, which supervises and regulates the company, sets minimum capital requirements for each of these regulatory capital ratios. In the calculation of these risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Huntington’s Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios, and risk-adjusted assets for the recent five quarters are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively. At September 30, 2004, the company had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

     The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At September 30, 2004, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

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

Regional Banking

     Regional Banking provides products and services to retail, business banking, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the company’s traditional banking network. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 59% and 80% of total Regional Banking loans and deposits, respectively. These products and services are delivered to customers through banking offices, ATMs, Direct Bank— Huntington’s customer service center, and Web Bank at huntington.com. Commercial banking serves middle-market and commercial banking relationships, which use a variety of banking products and services including commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

2004 Third Quarter versus 2003 Third Quarter

     Regional banking contributed $59.1 million of the company’s net operating earnings in the third quarter of 2004, up $4.0 million, or 7%, from the third quarter of 2003. This increase was due primarily to a $27.5 million reduction in provision for credit losses, which was partially offset by $21.3 million decline in mortgage banking income. Total fully taxable equivalent revenues declined $18.4 million, or 7%, from the third quarter of 2003 due to lower mortgage banking income. Total expenses increased $3.0 million, or 2%, from the year-ago quarter. The ROA was 1.39% in the current quarter, down from 1.45% in the year-ago quarter, though the ROE of 22.4% in the current quarter increased from 21.2% in the year-ago quarter.

     Compared with the year-ago quarter, 2004 third quarter net interest income increased $2.2 million, or 1%, reflecting an 18% increase in average total loans and 5% increase in average total deposits, partially offset by a 43 basis point decline in net interest margin to 4.10% from 4.53%.

     Average total loans increased $2.4 billion, or 18%, primarily reflecting a $1.7 billion increase in average residential mortgages, a $0.5 billion, or 15%, increase in home equity loans and lines of credit, as well as a $0.5 billion, or 12%, increase in average CRE loans. The growth in home equity, residential mortgages, and CRE loans reflected the continued favorable impact of low interest rates on demand for real estate-related financing. Total average C&I loans declined $0.2 billion, or 6%, from the year-ago quarter, due in part to weak demand, as well as the impact from continued strategies to lower exposure to large individual commercial credits, and to a lesser degree, a decline in shared national credits. Small Business C&I and CRE loans (included in total average C&I and CRE loans) increased $0.2 billion, or 11%, due to specific strategies that focus on this business segment.

     Average total deposits increased $0.8 billion, or 5%. This reflected strong growth in average interest bearing demand deposits, up $0.9 billion, or 15%, which was partially offset by a $0.1 billion, or 4%, decline in domestic time deposits. Of the $0.8 billion increase in average total deposits, Commercial Banking accounted for $0.6 billion and Small Business $0.3 billion, which was partially offset by a $0.1 billion decline in average total deposits in Mortgage Banking.

     The company continued its focus on customer service and delivery channel optimization. From the year-ago quarter, six banking offices were opened while three were closed. The number of Retail Banking demand deposit account (DDA) households increased 2% from the end of the year-ago quarter. Progress was made in improving the Retail Banking 90-day cross sell ratio, from 2.0 products or services to 2.3, a 15% improvement. Further, the online banking penetration of retail households with on-line banking increased to 36% from 29% a year earlier, with a 31% increase in the number of online customers.

     The 43 basis points, or an effective 9%, decline in the net interest margin to 4.10% from 4.53% reflected a combination of factors. This included a shift in the loan portfolio mix to lower-margin, but higher credit quality, consumer residential real estate-related loans. In addition, interest rates offered on deposits have been near historical lows throughout this period, and despite rising recently, they remain below levels of a year ago such that it remained difficult to make commensurate reductions in deposit rates compared with reductions in loan yields compared with a year earlier.

     The provision for credit losses for the third quarter of 2004 was $5.1 million or $27.5 million less than in the year-ago quarter. This decline reflected the overall improvement in credit quality including lower NPAs, as well as the shift to lower-rate, lower-risk residential mortgages and home equity loans and lines. Net charge-offs were $7.2 million, or an annualized 0.18% of average loans and leases, down from $19.8 million, or an annualized 0.59%, in the year-ago quarter (see Credit Risk for additional discussion regarding charge-offs and allowance for loan loss reserve methodologies).

     Non-interest income decreased $20.5 million, or 21%, from the year-ago quarter, primarily due to the $21.3 million lower mortgage banking income, partially offset by higher deposit service charges and equipment operating lease income. Mortgage banking income decreased $21.3 million, or 71%, from the year-ago quarter largely reflecting a change in reporting methodology. In 2004, MSR impairment and recovery is reflected in the Treasury/Other segment, whereas in the year-ago quarter a $17.8 million recovery of previously recorded MSR temporary impairment was recognized in Regional Banking. The remainder of the decline in mortgage banking income is attributable to lower production and lower gain on loan sales. The increase in equipment operating lease income reflected growth in operating leases, a relatively new business line. Deposit service charges increased $1.8 million, or 4%, reflecting an increase in demand deposit accounts and higher personal NSF and overdraft fees. The $1.4 million, or 11%, decline in other income reflected lower fee sharing revenue from internal partners.

     Non-interest expense increased $3.0 million, or 2%, from the year-ago quarter, reflecting a $5.9 million, or 10%, increase in personnel costs due to higher salaries and benefit expenses, and to a lesser degree an increase in the number of employees. The $3.4 million, or 4%, decrease in other expenses reflected lower marketing, telecommunications, outside services, and transportation expenses, partially offset by higher occupancy.

2004 Third Quarter versus 2004 Second Quarter

     Regional Banking earnings in the 2004 third quarter decreased $1.7 million, or 3%, from the 2004 second quarter. This reflected a $9.0 million increase in the provision or credit losses, an $8.1 million increase in net-interest income, and a $3.6 million decline in non-interest expense, partially offset by a $5.2 million decline in non-interest income. The ROA and ROE in the 2004 third quarter were 1.39% and 22.4%, respectively, down from 1.52% and 23.9% in the 2004 second quarter.

     Net interest income increased $8.1 million, or 5%, from the prior quarter, reflecting 6% growth in average total loans and 2% in average total deposits, partially offset by a decline in the net interest margin to 4.10% from 4.15%.

     Average total loans increased $0.8 billion, or 6%. Consumer loans increased $0.7 billion, or 11%, reflecting strong growth in residential mortgages and home equity loans and lines of credit. Excluding the impact of the $282 million of C&I loans reclassified as CRE loans on June 30, 2004, average C&I loans increased at a 15% annualized rate during the quarter, with average CRE loans decreasing at a 5% annualized rate. Total average deposits increased $0.4 billion, or 2%, reflecting growth in interest bearing and non-interest bearing demand deposits, up 3% and 2%, respectively, and a 3% increase in domestic time deposits.

     From the end of the 2004 second quarter, the number of DDA households increased an annualized 6%, and the 90-day cross sell ratio increased to 2.34 products from 2.17 products. On-line banking penetration of retail households increased to 36%, and the number of active online users increased 7%.

     The $9.0 million increase in provision for credit losses from the second quarter was primarily due to a $9.7 million recovery on a single C&I credit in the second quarter. Net charge offs were $7.2 million, or an annualized 0.18% of average loans and leases in the current quarter. This was up from $1.8 million, or 0.05%, in the second quarter, as the second quarter net charge-offs were reduced by the $9.7 million C&I recovery.

     Non-interest expense declined $3.6 million, or 2%, from the second quarter of 2004. This reflected a $7.9 million decline in other expense as the second quarter included $5.8 million of costs related to investments in partnerships generating tax benefits for the first half of 2004. Personnel costs increased $4.1 million impacted by severance costs related to the 2% decline in full-time equivalent employees and lower deferred salary costs associated with lower loan production.

2004 First Nine Months versus 2003 First Nine Months

     Regional banking contributed $167.9 million of the company’s net operating earnings in the first nine months of 2004, up $52.7 million from the comparable year-ago period. This increase reflected the benefits of a $93.4 million reduction in provision for credit losses, and an $11.5 million increase in net interest income, partially offset by a $14.5 million increase in non-interest expense and a $9.4 million decline in non-interest income. The ROA and ROE for first nine months of 2004 were 1.40% and 21.9%, respectively, up from 1.06% and 15.2%, respectively, in the year-ago period.

     Net interest income in the first nine months of 2004 increased $11.5 million, or 3%, reflecting a 14% increase in average total loans and leases and a 5% increase in average total deposits, partially offset by a 32 basis point decline in net interest margin to 4.16% from 4.48%.

     Average total loans increased $1.8 billion, or 14%, primarily reflecting a $1.3 billion, or 83%, increase in average residential mortgages, a $0.5 billion, or 15%, increase in home equity loans and lines of credit, as well as a $0.4 billion, or 12%, increase in average CRE loans. Total average C&I loans declined $0.3 million, or 7%, from the year-ago nine-month period. The growth in home equity, residential mortgages, and CRE loans, as well as the decline in C&I loans reflected the same factors noted above in the year-ago quarter comparison. Small Business C&I and CRE loans (included in total average C&I and CRE loans) increased $0.2 billion, or 11%, due to specific strategies that focus on this business segment.

     Average total deposits increased $0.7 billion, or 5%. This reflected strong growth in average interest bearing demand deposits, up $0.9 billion, or 17%, partially offset by a $0.4 billion, or 10%, decline in domestic time deposits. Of the $0.7 billion increase in average total deposits, Corporate Banking accounted for $0.6 billion and Small Business $0.3 billion, with this benefit partially offset by a $0.2 billion decline in average total Retail Banking deposits.

     The 32 basis points, or an effective 7%, decline in the net interest margin to 4.16% from 4.48% reflected the same factors discussed above in the 2004 third quarter versus 2003 third quarter performance.

     Provision for credit losses for the first nine months of 2004 was $3.2 million, down $93.4 million from the year-ago period reflecting the overall improvement in credit quality, as well as the shift to lower risk residential mortgages and home equity loans and lines. Net charge-offs for the first nine months were $20.6 million, or an annualized 0.19% of average loans and leases, down from $71.7 million, or 0.73%, in the comparable year-ago period. The first nine months of 2004 net charge-offs were reduced by a $9.7 million C&I recovery in the second quarter on a single credit that had been charged-off in the fourth quarter of 2002 (see Credit Risk for additional discussion regarding charge-offs and allowance for loan loss reserve methodologies).

     Non-interest income for the first nine months of 2004 decreased $9.4 million, or 4%, from the comparable year-ago period, reflecting a combination of factors including declines in mortgage banking revenue and other income, partially offset by increases in service charges on deposit accounts, and higher other income.

     Non-interest expense for the first nine months of 2004 increased $14.5 million, or 3%, from the year-ago period. This reflected an $11.6 million, or 6%, increase in personnel expenses for the same reasons noted above in the prior year quarter comparison. The $2.0 million, or 1%, increase in other expenses reflected higher occupancy, depreciation, and charge card processing expenses.

Table 18 - Regional Banking

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$163,147	$155,083	$160,973	$2,174	1.4%	$469,292	$457,805	$11,487	2.5%
Provision for credit losses	5,086	(3,949)	32,537	(27,451)	-84.4%	3,242	96,615	(93,373)	-96.6%

Net Interest Income After Provision for Credit Losses	158,061	159,032	128,436	29,625	23.1%	466,050	361,190	104,860	29.0%

Operating lease income	584	327	—	584	NM	960	—	960	NM
Service charges on deposit accounts	42,923	42,357	41,151	1,772	4.3%	125,983	119,522	6,461	5.4%
Brokerage and insurance income	3,615	4,515	4,199	(584)	-13.9%	11,986	12,042	(56)	-0.5%
Trust services	263	225	200	63	31.5%	780	748	32	4.3%
Mortgage banking	8,588	13,227	29,880	(21,292)	-71.3%	27,848	47,821	(19,973)	-41.8%
Other service charges and fees	10,685	10,529	10,401	284	2.7%	30,627	31,900	(1,273)	-4.0%
Other	10,584	11,295	11,941	(1,357)	-11.4%	33,584	29,128	4,456	15.3%

Total Non-Interest Income Before Securities Gains	77,242	82,475	97,772	(20,530)	-21.0%	231,768	241,161	(9,393)	-3.9%
Securities gains	14	—	—	14	NM	14	—	14	NM

Total Non-Interest Income	77,256	82,475	97,772	(20,516)	-21.0%	231,782	241,161	(9,379)	-3.9%

Operating lease expense	492	275	—	492	NM	811	—	811	NM
Personnel costs	65,859	61,728	59,917	5,942	9.9%	190,743	179,110	11,633	6.5%
Other	78,072	85,997	81,505	(3,433)	-4.2%	247,961	245,935	2,026	0.8%

Total Non-Interest Expense	144,423	148,000	141,422	3,001	2.1%	439,515	425,045	14,470	3.4%

Income Before Provision for Income Taxes	90,894	93,507	84,786	6,108	7.2%	258,317	177,306	81,011	45.7%
Provision for income taxes (2)	31,813	32,727	29,675	2,138	7.2%	90,411	62,057	28,354	45.7%

Net Income - Operating (1)	$59,081	$60,780	$55,111	$3,970	7.2%	$167,906	$115,249	$52,657	45.7%

Revenue - Fully Taxable Equivalent (FTE)
Net interest income	$163,147	$155,083	$160,973	$2,174	1.4%	$469,292	$457,805	$11,487	2.5%
Tax equivalent adjustment (2)	258	250	278	(20)	-7.2%	757	920	(163)	-17.7%

Net interest income (FTE)	163,405	155,333	161,251	2,154	1.3%	470,049	458,725	11,324	2.5%
Non-interest income	77,254	82,476	97,772	(20,518)	-21.0%	231,781	241,161	(9,380)	-3.9%

Total Revenue (FTE)	$240,659	$237,809	$259,023	$(18,364)	-7.1%	$701,830	$699,886	$1,944	0.3%

Total Revenue Excluding Securities Gains (FTE)	$240,645	$237,809	$259,023	$(18,378)	-7.1%	$701,816	$699,886	$1,930	0.3%

SELECTED AVERAGE BALANCES (in millions)
Loans & Leases:
C&I	$4,157	$4,286	$4,403	$(246)	-5.6%	$4,221	$4,553	$(332)	-7.3%
CRE
Construction	1,550	1,297	1,223	327	26.7%	1,380	1,189	191	16.1%
Commercial	2,572	2,591	2,451	121	4.9%	2,577	2,352	225	9.6%
Consumer
Auto loans - indirect	4	5	6	(2)	-33.3%	5	7	(2)	-28.6%
Home equity loans & lines of credit	3,669	3,535	3,181	488	15.3%	3,539	3,087	452	14.6%
Residential mortgage	3,378	2,809	1,677	1,701	NM	2,841	1,556	1,285	82.6%
Other loans	317	295	310	7	2.3%	301	318	(17)	-5.3%

Total Consumer	7,368	6,644	5,174	2,194	42.4%	6,686	4,968	1,718	34.6%

Total Loans & Leases	$15,647	$14,818	$13,251	$2,396	18.1%	$14,864	$13,062	$1,802	13.8%

Operating lease assets	$9	$4	$—	$9	NM	$4	$—	$4	NM
Deposits:
Non-interest bearing deposits	$3,046	$2,982	$3,014	$32	1.1%	$2,937	$2,864	$73	2.5%
Interest bearing demand deposits	6,679	6,454	5,825	854	14.7%	6,330	5,425	905	16.7%
Savings deposits	2,794	2,790	2,752	42	1.5%	2,786	2,742	44	1.6%
Domestic time deposits	3,785	3,689	3,925	(140)	-3.6%	3,734	4,139	(405)	-9.8%
Foreign time deposits	411	420	372	39	10.5%	417	334	83	24.9%

Total Deposits	$16,715	$16,335	$15,888	$827	5.2%	$16,204	$15,504	$700	4.5%

(1)	Operating basis, see page 52 for definition.

(2)	Calculated assuming a 35% tax rate.

N.M. — Not Meaningful.

Table 18 Regional Banking (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	1.39%	1.52%	1.45%	-0.06%		1.40%	1.06%	0.34%
Return on average equity	22.4%	23.9%	21.2%	1.2%		21.9%	15.2%	6.6%
Net interest margin	4.10%	4.15%	4.53%	-0.43%		4.16%	4.48%	-0.32%
Efficiency ratio	60.0%	62.2%	54.6%	5.4%		62.6%	60.7%	1.9%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$1,085	$(3,656)	$12,099	$(11,014)	-91.0%	$3,368	$52,952	$(49,584)	-93.6%
CRE	751	941	3,441	(2,690)	-78.2%	3,328	4,592	(1,264)	-27.5%

Total commercial	1,836	(2,715)	15,540	(13,704)	-88.2%	6,696	57,544	(50,848)	-88.4%
Consumer
Auto loans	(5)	40	(11)	6	-54.5%	14	12	2	16.7%
Home equity loans & lines of credit	3,917	3,019	3,153	764	24.2%	9,892	10,616	(724)	-6.8%
Residential mortgage	534	302	246	288	NM	1,152	637	515	80.8%
Other loans	875	1,196	881	(6)	-0.7%	2,849	2,936	(87)	-3.0%

Total consumer	5,321	4,557	4,269	1,052	24.6%	13,907	14,201	(294)	-2.1%

Total Net Charge-offs	$7,157	$1,842	$19,809	$(12,652)	-63.9%	$20,603	$71,745	$(51,142)	-71.3%

Net Charge-offs — annualized percentages
C&I	0.10%	-0.34%	1.09%	-0.99%		0.11%	1.55%	-1.45%
CRE	0.07%	0.10%	0.37%	-0.30%		0.11%	0.17%	-0.06%

Total commercial	0.09%	-0.13%	0.76%	-0.67%		0.11%	0.95%	-0.84%
Consumer
Auto loans	-0.50%	3.22%	-0.73%	0.23%		0.37%	0.23%	0.14%
Home equity loans & lines of credit	0.42%	0.34%	0.39%	0.03%		0.37%	0.46%	-0.09%
Residential mortgage	0.06%	0.04%	0.06%	0.00%		0.05%	0.05%	0.00%
Other loans	1.10%	1.63%	1.13%	-0.03%		1.26%	1.23%	0.03%

Total consumer	0.29%	0.28%	0.33%	-0.04%		0.28%	0.38%	-0.10%

Total Net Charge-offs	0.18%	0.05%	0.59%	-0.41%		0.19%	0.73%	-0.55%

Non-Performing Assets (NPA) (in millions)
C&I	$25	$30	$78	$(53)	-67.9%	$25	$78	$(53)	-67.9%
CRE	11	7	20	(9)	-45.0%	11	20	(9)	-45.0%
Residential mortgage	10	11	8	2	25.0%	10	8	2	25.0%
Home equity	8	—	—	8	NM	8	—	8	NM

Total Non-accrual Loans	54	48	106	(52)	-49.1%	54	106	(52)	-49.1%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	54	48	106	(52)	-49.1%	54	106	(52)	-49.1%
Other real estate, net (OREO)	14	14	16	(2)	-12.5%	14	16	(2)	-12.5%

Total Non-performing Assets	$68	$62	$122	$(54)	-44.3%	$68	$122	$(54)	-44.3%

Accruing loans past due 90 days or more (eop)	$41	$41	$50	$(9)	-18.0%	$41	$50	$(9)	-18.0%
Allowance for Loan and Lease Losses (ALLL) (eop)	$185	$186	$203	$(18)	-8.9%	$185	$203	$(18)	-8.9%
ALLL as a % of total loans and leases	1.16%	1.22%	1.49%	-0.33%		1.16%	1.49%	-0.33%
ALLL as a % of NPLs	342.6%	387.5%	191.5%	151.1%		342.6%	191.5%	151.1%
ALLL + OREO as a % of NPAs	292.6%	322.6%	179.5%	113.1%		292.6%	179.5%	113.1%
NPLs as a % of total loans and leases	0.34%	0.31%	0.78%	-0.44%		0.34%	0.78%	-0.44%
NPAs as a % of total loans and leases + OREO	0.43%	0.40%	0.89%	-0.46%		0.43%	0.89%	-0.46%

(1) Operating basis, see page 52 for definition.
N.M. — Not Meaningful.
eop — End of Period.

Table 18 Regional Banking (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,824	4,925	4,776	48	1.0%	4,824	4,776	48	1.0%
Retail Banking
Average loans (in millions)	$4,815	$4,544	$3,811	$1,004	26.3%	$4,534	$3,703	$831	22.4%
Average deposits (in millions)	$11,138	$11,025	$11,074	$64	0.6%	$10,947	$11,103	$(156)	-1.4%
# employees — full-time equivalent (eop)	3,396	3,482	3,328	68	2.0%	3,396	3,328	68	2.0%
# banking offices (eop)	335	335	332	3	0.9%	335	332	3	0.9%
# ATMs (eop)	713	700	845	(132)	-15.6%	713	845	(132)	-15.6%
# DDA households (eop)	502,892	494,960	492,585	10,307	2.1%	502,892	492,585	10,307	2.1%
# New relationships 90-day cross sell (average)	2.34	2.17	2.02	0.32	15.8%	2.24	1.86	0.38	20.4%
# on-line customers (eop)	198,875	185,454	151,946	46,929	30.9%	198,875	151,946	46,929	30.9%
% on-line retail household penetration (eop)	36%	35%	29%	7%		36%	29%	7%
Small Business
Average loans (in millions)	$1,928	$1,865	$1,740	$188	10.8%	$1,873	$1,687	$186	11.0%
Average deposits (in millions)	$2,036	$1,980	$1,731	$305	17.6%	$1,954	$1,634	$320	19.6%
# employees — full-time equivalent (eop)	269	260	252	17	6.7%	269	252	17	6.7%
# customers (eop)	65,658	64,558	62,538	3,120	5.0%	65,658	62,538	3,120	5.0%
# New relationships 90-day cross sell (average)	2.22	2.23	1.90	0.32	16.8%	2.17	1.83	0.34	18.6%
Commercial Banking
Average loans (in millions)	$6,412	$6,377	$6,412	$—	0.0%	$6,368	$6,467	$(99)	-1.5%
Average deposits (in millions)	$3,378	$3,110	$2,793	$585	20.9%	$3,126	$2,539	$587	23.1%
# employees — full-time equivalent (eop)	569	574	576	(7)	-1.2%	569	576	(7)	-1.2%
# customers (eop)	5,589	5,684	6,897	(1,308)	-19.0%	5,589	6,897	(1,308)	-19.0%
Mortgage Banking
Average loans (in millions)	$2,492	$2,032	$1,288	$1,204	93.5%	$2,089	$1,205	$884	73.4%
Average deposits (in millions)	$163	$220	$290	$(127)	-43.8%	$177	$228	$(51)	-22.4%
# employees — full-time equivalent (eop)	590	609	620	(30)	-4.8%	590	620	(30)	-4.8%
Closed loan volume (in millions)	$1,055	$1,330	$2,189	$(1,134)	-51.8%	$3,245	$5,158	$(1,913)	-37.1%
Portfolio closed loan volume (in millions)	$669	$863	$724	$(55)	-7.6%	$2,065	$1,454	$611	42.0%
Agency delivery volume (in millions)	$396	$502	$1,765	$(1,369)	-77.6%	$1,240	$3,803	$(2,563)	-67.4%
Total servicing portfolio (in millions)	$10,332	$9,786	$8,615	$1,717	19.9%	$10,332	$8,615	$1,717	19.9%
Portfolio serviced for others (in millions)	$6,780	$6,537	$6,023	$757	12.6%	$6,780	$6,023	$757	12.6%
Mortage servicing rights (in millions)	$76.5	$79.2	$64.5	$12.0	18.6%	$76.5	$64.5	$12.0	18.6%

(1) Operating basis, see page 52 for definition.
N.M. — Not Meaningful.
N/A — Not Available.
eop — End of Period.

Dealer Sales

     Dealer Sales serves over 3,500 automotive dealerships within Huntington’s primary banking markets as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by consumers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles under long-term direct financing leases to consumers, finances dealership floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

     The accounting for automobile leases significantly impacts the presentation of Dealer Sales’ financial results. Residual values on leased automobiles, including the accounting for residual value losses, is also an important factor in the overall profitability of automobile leases (see Operating Lease Performance for additional discussion). Automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. For automobile leases originated prior to May 2002, the related financial results are reported as operating lease income and operating lease expense, components of non-interest income and non-interest expense, respectively, whereas the cost of funding these leases is included in interest expense. Credit losses associated with these leases are also reflected in operating lease expense. With no new operating leases being originated, this portfolio, and related operating lease income and operating lease expense, will decrease over time and eventually become immaterial. In contrast, all new leases since April 2002 are originated as direct financing leases, where the income and funding are included in net interest income. As a result of the treatment of operating leases, the net interest margin increased during the three and nine-month periods ended September 30, 2004 compared with the same periods in 2003 as the declining operating lease portfolio resulted in less assessed interest expense. Direct financing lease credit losses are charged against an allowance for credit losses with provision for credit losses recorded to maintain an appropriate allowance level.

2004 Third Quarter versus 2003 Third Quarter

     Dealer Sales contributed $17.3 million of the company’s net operating earnings in the third quarter of 2004, up $1.9 million, or 12%, from the 2003 third quarter. This increase was primarily due to a lower provision for credit losses, partially offset by lower net income from loan and lease assets (net interest income plus operating lease income less operating lease expense). The ROA and ROE for the third quarter of 2004 were 1.14% and 17.8%, respectively, up from 0.79% and 14.0%, respectively, in the 2003 third quarter.

     Net interest income was $37.1 million, up $7.9 million, or 27%, from the year-ago quarter. This increase reflected a 94 basis point increase in the net interest margin to 2.90% from 1.96% a year ago, offset in part by a $949 million, or 16%, decrease in average total loans and leases. The decrease in average total loans and leases, and the net interest margin was driven by rapid growth in direct financing leases as average automobile loans declined due to loan sales. The net interest margin was favorably impacted by $12.0 million, or 68 basis points, by the run-off of operating lease assets and the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income. In contrast, the net interest margin was negatively impacted by growth in lower yielding direct financing lease balances.

     Average automobile direct financing leases increased $660 million, or 42%, reflecting the fact that this is still a maturing portfolio with relatively fewer maturities and pay-offs than a fully matured portfolio. Direct financing lease originations totaled $268 million in the third quarter of 2004, down 13% from $309 million in the 2003 third quarter. The growth in average direct financing lease balances contrasts with the $774 million, or 50%, decline in average operating lease assets, which consists of leases originated prior to May 2002 with balances running off through maturities and pay-offs.

     Average automobile loans declined $1.7 billion, or 48%, compared with the same year-ago period, reflecting sales of automobile loans over the last twelve months as the company executes its strategy to reduce exposure to automobile financing to 20% of total credit exposure. Automobile loan originations declined $378 million, or 51%, to $362 million in the 2004 third quarter compared with $739 million in the 2003 third quarter, reflecting a highly competitive marketplace led by manufacturer captive finance companies, and Management’s decision to maintain high quality originations.

     Also contributing to the change in average total loans and leases was an 18% increase in C&I loans, primarily dealer floor plan loans.

     The provision for credit losses decreased $9.9 million, or 62%, from the year-ago quarter, partially reflecting a $4.5 million, or 37%, decline in charge-offs. The annualized net charge-off ratio for automobile loans was 1.11% in the third quarter of 2004, down from 1.19% in the 2003 third quarter while the annualized net charge-off ratio for direct financing leases was 0.43%, up from 0.36% in the year-ago quarter. The charge-off ratio for direct finance leases is expected to trend higher as this portfolio fully matures. The provision for credit losses also benefited from lower origination levels, as well as the higher credit quality nature of the originations in the 2004 third quarter compared to the year-ago period.

     Non-interest income decreased $52.7 million, or 42%, driven by a $53.8 million, or 46%, decline in operating lease income as that portfolio continued to run-off. Other non-interest income increased $1.2 million, or 18%, primarily due to an increase in loan servicing income. Non-interest expense declined $37.9 million, or 33%, primarily reflecting a $38.7 million, or 42%, decline in operating lease expense. Other non-interest expense increased $0.5 million primarily due to higher lease residual value losses while personnel costs increased $0.3 million, or 6%, primarily due to less benefit from deferring loan origination costs, reflecting the decline in loan and lease production. See Operating Lease Assets discussion for more details.

2004 Third Quarter versus 2004 Second Quarter

     Dealer Sales operating earnings in the third quarter of 2004 were down $3.7 million, or 18%, from the second quarter of 2004. The primary contributor to this decrease was lower net income from loan and lease assets (net interest income plus operating lease income less operating lease expense). The ROA and ROE in the 2004 third quarter were 1.14% and 17.8%, respectively, down from 1.27% and 20.5%, respectively, in the 2004 second quarter.

     Net interest income was $37.1 million for third quarter of 2004, down $0.7 million, or 2%, from the previous quarter. This decrease reflected an 8% decline in average total loans and leases, partially offset by a 13 basis point increase in the net interest margin to 2.90% from 2.77%.

     Average automobile loans decreased $479 million, or 21%, primarily as a result of loan sales at the end of the second quarter and throughout the third quarter of 2004. Also contributing to the decline was a 16% decrease in automobile loan originations in the third quarter of 2004 compared with the second quarter.

     Average automobile direct financing leases increased $111 million, or 5%, reflecting the fact that this continues to be a maturing portfolio. Direct financing lease originations increased 9% compared with the second quarter of 2004. The growth in average direct financing lease balances contrasts with the $182 million, or 19%, decline in average operating lease assets.

     During the third quarter of 2004, C&I loans, including dealer floor plan loans, decreased $87 million, or 11%, from the prior quarter, consistent with seasonal patterns for usage of available credit lines.

     The provision for credit losses decreased $2.1 million, or 26%, primarily reflecting lower growth in loans and direct financing leases, as well as improved credit quality. Charge-offs in the 2004 third quarter remained unchanged at $7.8 million compared to the second quarter of 2004, though as an annualized percent of average total loans and leases net charge-offs increased to 0.63% from 0.58% in the second quarter due to the 8% decline in average loans and leases.

     Non-interest income declined $15.8 million, or 18%, primarily due to a $14.6 million, or 19%, decline in operating lease income as that portfolio continued to run-off. Non-interest expense declined $8.6 million, or 10%, primarily reflecting a $7.9 million, or 13%, decline in operating lease expense, as well as the fact that the second quarter included a loss accrual associated with pending litigation.

2004 First Nine Months versus 2003 First Nine Months

     Dealer Sales contributed $50.3 million of the company’s net operating earnings for the first nine months of 2004, up from $48.9 million for the same period a year ago. The earnings increase reflected higher net income from loan and lease assets (net interest income plus operating lease income less operating lease expense). The ROA and ROE for the first nine months of 2004 were 1.01% and 16.2%, respectively, up from 0.89% and 14.9%, respectively, for the 2003 nine-month period.

     Net interest income was $109.8 million, up $36.9 million, or 51%, from the year-ago period. This significant increase reflected a $211 million, or 4%, increase in average total loans and leases, as well as an 84 basis point increase in the net interest margin to 2.67% from 1.83% a year ago. The increase in average total loans and leases was driven by rapid growth in direct financing leases as average automobile loans declined due to loan sales.

     Average automobile direct financing leases increased $822 million, or 63%, reflecting the fact that this is still a maturing portfolio with fewer maturities and pay-offs than a fully matured portfolio. Direct financing lease originations totaled $790 million in the first nine months of 2004, down 22% from $1.0 billion in the first nine months of 2003. The growth in average direct financing lease balances contrasted with an $836 million, or 46%, decline in average operating lease asset, which consists of all leases originated prior to May 2002 with balances running off through maturities and pay-offs.

     Average automobile loans declined $758 million compared with the same period a year ago, reflecting the impact of loan sales, as well as an $814 million, or 39%, decline in originations. The decline in originations reflectd the highly competitive marketplace lead by manufacturer captive finance companies, and a decision by Management to maintain high quality loan originations. The impact of the loan sales and lower production levels was offset in part by the consolidation in July 2003 of $1.0 billion of previously securitized loans related to the adoption of FIN 46.

     Also contributing to the growth in average total loans and leases was a $118 million, or 18%, increase in C&I loans, primarily dealer floor plan loans.

     The net interest margin continued to be favorably impacted by the run-off of the operating lease assets and the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income. In contrast, the net interest margin was negatively impacted by growth in lower yielding direct financing lease balances, loan sales, and a lower net interest margin associated with securitized loans that were recorded on the balance sheet as a result of the adoption of FIN 46.

     The provision for credit losses decreased slightly from a year-ago, primarily reflecting a $0.9 million, or 3%, decline in net charge-offs. Net charge-offs for the first nine months of 2004 included a $4.7 million one-time charge in the first quarter to correct for the classification of claims received under policies purchased to protect the company from loss in the event repossessed vehicles had physical damage. Net charge-offs as an annualized percent of average total loans and leases decreased to 0.80% for the first nine months of 2004, down from 0.85% for the comparable year-ago period.

     Non-interest income decreased $155.7 million, or 38%, driven by a $153.4 million, or 40%, decline in operating lease income as that portfolio continued to run-off. Brokerage and insurance income declined $1.5 million, or 47%, reflecting lower auto-related insurance income, with other non-interest income down $1.3 million, or 5%, primarily due to declines in securitization income that resulted from the adoption of FIN 46 in the third quarter of 2003. Non-interest expense declined $120.4 million, or 32%, primarily reflecting a $120.3 million, or 39%, decline in operating lease expense. Other non-interest expense declined $1.8 million, or 4%, primarily due to lower residual value insurance costs. In contrast, personnel costs increased $1.8 million, or 12%, primarily due to higher benefit costs and less benefit from deferring loan origination costs, reflecting the decline in loan and lease production.

     Table 19 - Dealer Sales (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$37,098	$37,757	$29,236	$7,862	26.9%	$109,806	$72,878	$36,928	50.7%
Provision for credit losses	6,100	8,261	16,036	(9,936)	-62.0%	36,016	36,612	(596)	-1.6%

Net Interest Income After Provision for Credit Losses	30,998	29,496	13,200	17,798	NM	73,790	36,266	37,524	NM

Operating lease income	63,828	78,379	117,624	(53,796)	-45.7%	231,025	384,391	(153,366)	-39.9%
Service charges on deposit accounts	198	230	204	(6)	-2.9%	627	642	(15)	-2.3%
Brokerage and insurance income	770	335	878	(108)	-12.3%	1,615	3,071	(1,456)	-47.4%
Trust services	—	—	7	(7)	-100.0%	—	13	(13)	-100.0%
Mortgage banking	—	—	—	—	NM	—	2	(2)	-100.0%
Other service charges and fees	—	—	—	—	NM	—	—	—	NM
Other	8,037	9,218	6,823	1,214	17.8%	24,181	25,485	(1,304)	-5.1%

Total Non-Interest Income Before Securities Gains	72,833	88,162	125,536	(52,703)	-42.0%	257,448	413,604	(156,156)	-37.8%
Securities gains	—	469	—	—	NM	469	—	469	NM

Total Non-Interest Income	72,833	88,631	125,536	(52,703)	-42.0%	257,917	413,604	(155,687)	-37.6%

Operating lease expense	54,392	62,288	93,134	(38,742)	-41.6%	187,346	307,661	(120,315)	-39.1%
Personnel costs	5,655	5,666	5,319	336	6.3%	17,222	15,441	1,781	11.5%
Other	17,102	17,814	16,553	549	3.3%	49,718	51,537	(1,819)	-3.5%

Total Non-Interest Expense	77,149	85,768	115,006	(37,857)	-32.9%	254,286	374,639	(120,353)	-32.1%

Income Before Provision for Income Taxes	26,682	32,359	23,730	2,952	12.4%	77,421	75,231	2,190	2.9%
Provision for income taxes (2)	9,339	11,326	8,306	1,033	12.4%	27,098	26,332	766	2.9%

Net Income - Operating (1)	$17,343	$21,033	$15,424	$1,919	12.4%	$50,323	$48,899	$1,424	2.9%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$37,098	$37,757	$29,236	$7,862	26.9%	$109,806	$72,878	$36,928	50.7%
Tax Equivalent Adjustment (2)	—	—	—	—	NM	—	—	—	NM

Net Interest Income (FTE)	37,098	37,757	29,236	7,862	26.9%	109,806	72,878	36,928	50.7%
Non-Interest Income	72,833	88,631	125,536	(52,703)	-42.0%	257,917	413,604	(155,687)	-37.6%

Total Revenue (FTE)	$109,931	$126,388	$154,772	$(44,841)	-29.0%	$367,723	$486,482	$(118,759)	-24.4%

Total Revenue Excluding Securities Gains (FTE)	$109,931	$125,919	$154,772	$(44,841)	-29.0%	$367,254	$486,482	$(119,228)	-24.5%

SELECTED AVERAGE BALANCES (in millions)
Loans & Leases:
C&I	$722	$809	$611	$111	18.2%	$762	$644	$118	18.3%
CRE
Construction	4	3	11	(7)	-63.6%	5	6	(1)	-16.7%
Commercial	74	79	68	6	8.8%	78	64	14	21.9%
Consumer
Auto leases - indirect	2,250	2,139	1,590	660	41.5%	2,126	1,304	822	63.0%
Auto loans - indirect	1,853	2,332	3,588	(1,735)	-48.4%	2,405	3,163	(758)	-24.0%
Home equity loans & lines of credit	0	0	0	0	NM	0	0	0	NM
Other loans	79	74	63	16	25.4%	74	58	16	27.6%

Total Consumer	4,182	4,545	5,241	(1,059)	-20.2%	4,605	4,525	80	1.8%

Total Loans & Leases	$4,982	$5,436	$5,931	$(949)	-16.0%	$5,450	$5,239	$211	4.0%

Operating lease assets	$791	$973	$1,565	$(774)	-49.5%	$976	$1,812	$(836)	-46.1%
Deposits:
Non-interest bearing deposits	$66	$67	$59	$7	11.9%	$66	$56	$10	17.9%
Interest bearing demand deposits	2	2	2	0	0.0%	2	1	1	100.0%
Foreign time deposits	4	4	7	(3)	-42.9%	4	5	(1)	-20.0%

Total Deposits	$72	$73	$68	$4	5.9%	$72	$62	$10	16.1%

(1) Operating basis, see page 52 for definition.

(2) Calculated assuming a 35% tax rate.

N.M. - Not Meaningful.

     Table 19 - Dealer Sales (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	1.14%	1.27%	0.79%	0.35%		1.01%	0.89%	0.12%
Return on average equity	17.8%	20.5%	14.0%	3.8%		16.2%	14.9%	1.3%
Net interest margin	2.90%	2.77%	1.96%	0.94%		2.67%	1.83%	0.83%
Efficiency ratio	70.2%	68.1%	74.3%	-4.1%		69.2%	77.0%	-7.8%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$(38)	$36	$—	$(38)	NM	$(1)	$(38)	$37	-97.4%
CRE	—	—	—	—	NM	—	—	—	NM

Total commercial	(38)	36	—	(38)	NM	(1)	(38)	37	-97.4%
Consumer
Auto leases	2,415	2,159	1,450	965	66.6%	7,733	3,792	3,941	NM
Auto loans	5,147	5,564	10,784	(5,637)	-52.3%	24,154	28,908	(4,754)	-16.4%
Home equity loans & lines of credit	—	—	36	(36)	-100.0%	—	36	(36)	-100.0%
Other loans	309	38	82	227	NM	558	657	(99)	-15.1%

Total consumer	7,871	7,761	12,352	(4,481)	-36.3%	32,445	33,393	(948)	-2.8%

Total Net Charge-offs	$7,833	$7,797	$12,352	$(4,519)	-36.6%	$32,444	$33,355	$(911)	-2.7%

Net Charge-offs - annualized percentages
C&I	-0.02%	0.02%	0.00%	-0.02%		0.00%	-0.01%	0.01%
CRE	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

Total commercial	-0.02%	0.02%	0.00%	-0.02%		0.00%	-0.01%	0.01%
Consumer
Auto leases	0.43%	0.41%	0.36%	0.07%		0.49%	0.39%	0.10%
Auto loans	1.11%	0.96%	1.19%	-0.08%		1.34%	1.22%	0.12%
Home equity loans & lines of credit	NM	NM	NM	NM		NM	NM	NM
Other loans	1.56%	0.21%	0.52%	1.04%		1.01%	1.51%	-0.51%

Total consumer	0.75%	0.69%	0.94%	-0.19%		0.94%	0.99%	-0.05%

Total Net Charge-offs	0.63%	0.58%	0.83%	-0.20%		0.80%	0.85%	-0.06%

Non-performing Assets (NPA) (in millions)
C&I	$—	$—	$—	$—	NM	$—	$—	$—	NM
CRE	—	—	—	—	NM	—	—	—	NM
Total Non-accrual Loans	0	0	0	0	NM	0	0	0	NM
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	0	0	0	—	NM	0	0	—	NM
Other real estate, net (OREO)	—	—	—	—	NM	—	—	—	NM

Total Non-performing Assets	$—	$—	$—	$—	NM	$—	$—	$—	NM

Accruing loans past due 90 days or more	$10	$8	$14	$(4)	-28.6%	$10	$14	$(4)	-28.6%
Allowance for Loan and Lease Losses (ALLL) (eop)	$48	$50	$67	$(19)	-28.4%	$48	$67	$(19)	-28.4%
ALLL as a % of total loans and leases	0.95%	1.01%	1.09%	-0.14%		0.95%	1.09%	-0.14%
ALLL as a % of NPLs	NM	NM	NM	NM		NM	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM		NM	NM	NM
NPLs as a % of total loans and leases	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%
NPAs as a % of total loans and leases + OREO	0.00%	0.00%	0.00%	0.00%		0.00%	0.00%	0.00%

(1) Operating basis, see page 52 for definition.

N.M. - Not Meaningful.

eop - End of Period.

     Table 19 - Dealer Sales (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	407	410	454	(47)	-10.4%	407	454	(47)	-10.4%
Automobile loans
Production (in millions)	$361.7	$431.2	$739.4	(378)	-51.1%	$1,280.8	$2,094.9	(814)	-38.9%
% Production new vehicles	47.2%	52.0%	63.8%	-16.6%		50.9%	57.2%	-6.3%
Average term (in months)	65.1	65.1	64.3	0.8		64.9	64.2	0.7
Automobile leases
Production (in millions)	$267.9	$246.4	$309.4	(42)	-13.4%	$789.7	$1,008.3	(219)	-21.7%
% Production new vehicles	99.3%	99.1%	99.3%	0.0%		99.1%	96.8%	2.3%
Average term (in months)	54.3	54.6	52.7	1.6		54.1	52.9	1.2
Average residual %	41.9%	41.0%	43.0%	-1.1%		41.8%	42.9%	-1.2%

(1) Operating basis, see page 52 for definition.

eop - End of Period.

Private Financial Group

     The Private Financial Group (PFG) provides products and services designed to meet the needs of the company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. As of September 30, 2004, the trust division provides fiduciary services to more than 11,000 accounts with assets totaling $41.2 billion, including $9.1 billion managed by PFG. In addition, PFG has over $560 million in assets managed by Haberer Registered Investment Advisor, which provides investment management services to nearly 400 customers.

     PFG provides investment management and custodial services to the company’s 29 proprietary mutual funds, including ten variable annuity funds, which represented more than $3 billion in total assets under management at September 30, 2004. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFG customers through more than 100 licensed investment sales representatives and nearly 700 licensed personal bankers. This customer base has over $4 billion in mutual fund and annuity assets. PFG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.

2004 Third Quarter versus 2003 Third Quarter

     The Private Financial Group (PFG) contributed $7.9 million of the company’s net operating earnings in the third quarter of 2004, up $2.4 million, or 45%, from the third quarter of 2003. The increase reflected the benefits of lower provision for credit losses, higher non-interest income, and higher net-interest income, partially offset by an increase in non-interest expense. The ROA and ROE for the 2004 third quarter were 2.01% and 26.8%, respectively, up from 1.59% and 19.9%, respectively, in the 2003 third quarter.

     Net interest income increased $0.6 million, or 6%, from the year-ago quarter as average loan balances increased $1.4 billion, or 16%, while average deposit balances were unchanged. Average total loans increased $189 million, or 16%, from the year-ago quarter reflecting 17% growth in consumer loans, 13% in C&I loans and 15% growth in Commercial CRE loans. Consumer loan growth occurred in personal credit lines and residential real estate loans, largely due to the favorable mortgage rate environment. C&I and CRE loan growth reflected initiatives to add relationship managers in several markets targeted for growth opportunities, most notably East and West Michigan and Central and Southern Ohio. Deposit balances remained flat as new account growth was offset by some large account runoff in East Michigan and Northeast Ohio due to rate competition. The net interest margin declined 28 basis points from the year-ago quarter to 3.16%, reflecting growth in lower-margin loans combined with shrinking margins on personal credit lines as customer rate adjustments typically lag behind prime rate increases by 30 to 60 days.

     The provision for credit losses decreased $2.4 million from the year-ago quarter, reflecting a reduction in non-performing assets and a $0.5 million recovery of a prior period charge-off. The annualized total net charge-off ratio decreased to 0.18% in the third quarter 2004 from 0.24% in the year-ago quarter. Credit quality remained strong with total non-performing assets representing only 0.36% of total loans outstanding for the current quarter, a decline from 0.48% in the year-ago quarter.

     Non-interest income, net of fees shared with other business units, increased $1.8 million, or 7%, from the year-ago quarter mainly due to growth in trust services income. Trust services income increased $1.6 million, or 11%, mainly due to revenue growth in personal trust and investment management business. Total trust assets grew 17% to $41.2 billion at September 30, 2004, up from $35.2 billion at September 30, 2003. For the same periods, managed assets grew to $9.6 billion from $8.6 billion, or 12%. This growth resulted mainly from new business development, reflecting the success of the new business delivery model utilizing the brokerage sales force to sell asset management services. Brokerage and insurance revenue increased $0.2 million, or 2%, as increased annuity revenue was largely offset by a decrease in title insurance and life agency revenue. The increased annuity revenue was mainly due to a shift in product sales mix from lower rate fixed annuities to higher rate variable and indexed annuities. The decrease in title insurance reflects the slowdown in mortgage refinancing activity from the 2003 third quarter while the decrease in life agency revenue resulted from the fact that several unusually large premium cases were sold in the year ago quarter.

     Non-interest expense increased $1.0 million, or 4%, from the 2003 third quarter primarily due to higher personnel costs reflecting an increase in the brokerage sales force to support the new sales distribution model, an increase in private banking relationship managers to support the expansion of the private banking presence in selected markets, higher trust and investment management sales commissions from increased new business development, and higher benefit costs. Increased personnel costs were partially offset by a reduction in allocated corporate overhead and product support expenses and reduced mutual fund clearing costs as a result of decreased trading activity and contract pricing renegotiation with the outside clearing agent.

2004 Third Quarter versus 2004 Second Quarter

     PFG’s net contribution to the company’s operating earnings in the third quarter of 2004 was up $1.6 million, or 26%, from the second quarter. The increase primarily reflected the benefit of a $1.5 million decline in non-interest expense, a $0.6 million decline in the provision for credit losses and a $0.5 million increase in net interest income, partially offset by a $0.1 million decline in non-interest income. The ROA and ROE in 2004 were 2.01% and 26.8%, respectively, up from 1.67% and 21.3%, respectively in the previous quarter.

     Net interest income increased $0.5 million, or 5%, from the previous quarter. Average loan balances increased 4%, while average deposit balances decreased 1%. Average total loans and leases increased 4% from the 2004 second quarter, with consumer, C&I and CRE, all increasing. The decline in deposit balances reflected some large account balance runoff in East Michigan and Northeast Ohio due to rate competition. In addition, there appears to have been deposit disintermediation to other investment alternatives as customers begin to use temporary cash accumulation to slowly move back into the investment market. The net interest margin increased slightly to 3.16% from 3.14% in the second quarter mainly due to the fact that customer deposit rates have essentially remained unchanged, whereas rates on loans have begun to increase.

     The provision for credit losses decreased $0.6 million from the prior quarter. The decrease was due to a reduction in non-performing assets combined with the fact that in the current quarter there was a large $0.5 million recovery of a prior period charge-off. The annualized total net charge-off ratio decreased to 0.18% from 0.27% in the previous quarter. Credit quality remained strong with total non-performing assets representing only 0.36% of period-end total loans outstanding for the current quarter, down from 0.43% at the end of the second quarter.

     Non-interest income, net of fees shared with other business units, declined slightly from the second quarter as modest increases in trust services income and brokerage and insurance income were offset by a reduction in inter-company other income. Trust services income increased $0.3 million, or 2%, from the previous quarter due to an increase in revenue from the Huntington Funds, reflecting a combination of asset growth and a reduction in money market fund fee waivers as yields improved. Total trust assets increased $2 billion, or 5%, during the third quarter and managed assets increased $0.3 billion, or 3%, mainly in Huntington Funds. Much of the total asset growth resulted from a new $1.5 billion institutional custody account in September. Although gross brokerage and insurance revenue declined $0.7 million, or 6%, mainly due to historical seasonality and continuing market trepidation, net brokerage and insurance revenue after fee sharing increased $0.2 million, or 2%, as proportionately more revenue was generated through the PFG brokerage and insurance specialists compared with retail banking offices.

     Non-interest expense decreased $1.5 million, or 5%, from the prior quarter reflecting a decline in personnel costs due to lower commission expense as a result of the reduction in gross brokerage and insurance revenue combined with a change in the brokerage sales commission plan. In addition, the lower other expenses reflected a reduction in allocated corporate overhead and product support expenses, reduced mutual fund clearing costs as a result of decreased trading activity and contract pricing renegotiation with the outside clearing agent, and reduced travel and business development expenses.

2004 First Nine Months versus 2003 First Nine Months

     PFG contributed $21.2 million of the company’s net operating earnings for the first nine months of 2004, up $2.5 million, or 13%, from the first nine months of 2003. The increase reflected the benefit of a $3.7 million decline in the provision for credit losses, a $3.6 million increase in net interest income, and a $3.0 million increase in non-interest income, partially offset by a $6.5 million increase in non-interest expense. The ROA and ROE for the first nine months of 2004 were 1.87% and 24.2%, respectively, compared with 1.92% and 24.3%, respectively, in the comparable year-ago period.

     Net interest income for the first nine months of 2004 increased $3.6 million, or 12%, from the comparable 2003 period as a result of 18% growth in average loan balances and 8% growth in average deposits. Average consumer loans increased 24%, with average C&I and CRE loans increasing 7% and 11%, respectively. This loan growth reflected the favorable mortgage loan environment, and to a lesser degree, the benefit of initiatives to add relationship managers in 2004 in several markets targeted for growth opportunities, most notably East and West Michigan and Central and Southern Ohio. The deposit growth occurred mainly in consumer and commercial money market accounts aided by promotional rate offerings and a redirection of sweep account balances from money market mutual fund accounts. The net interest margin for the first nine months of 2004 was 3.18%, down from 3.33% for the comparable 2003 period due to the fact that much of the loan growth was attributable to growth in lower yielding consumer loans.

     The provision for credit losses declined $3.7 million in the current nine-month period compared with the prior year period, due largely to the fact that most of the significant current period charge-offs resulted in an offsetting release of previously established reserves. Net charge-offs expressed as an annualized percent of average total loans and leases was 0.17% for the first nine months of 2004, down from 0.20% in the same year-ago period. Credit quality remained strong as total NPAs represented only 0.36% of total loans at September 30, 2004, down from 0.48% a year earlier.

     Non-interest income, net of fees shared with other business units, increased $3.0 million, or 4%, from the first nine months of 2003 mostly due to higher trust services income. Trust services income increased $4.2 million, or 9%, mainly due to revenue growth in personal trust and investment management business for the reasons discussed in the prior-year quarterly discussion above. Brokerage and insurance revenue was essentially unchanged from the prior year nine-month period as increased brokerage revenue was offset by lower insurance income. Brokerage revenue increased $2.0 million, or 7%, due mainly to increased mutual fund revenue and equity trade commissions. The increased mutual fund revenue reflected increased trading activity in early 2004 as the market was continuing its resurgence and IRA investments were strong. The increased equity trade commissions resulted from the fact that trading activity on certain investment management accounts are now being processed through the brokerage sales force. Insurance income decreased $3.2 million, or 28%, as a result of correcting the accounting for certain insurance products sold with automobile loans and leases. Beginning in 2004, these fees are now deferred and recognized over the life of the related automobile loan or lease. In addition, credit life insurance revenue declined as policy refunds and cancellations have exceeded new premiums written. Mortgage banking income decreased by $1.1 million due to increased mortgage portfolio servicing costs resulting from the growth in residential real estate mortgage loans and due to a change in fee sharing methodology that resulted in reduced income shared by Huntington Mortgage Group.

     Non-interest expense increased $6.5 million, or 8%, in the first nine months of 2004 from the comparable year-ago period primarily reflecting a $5.7 million, or 13%, increase in personnel costs reflecting an increase in the brokerage sales force and private banking relationship managers (see earlier discussion), and higher benefit costs. Allocated expense for corporate overhead and product support costs increased $0.7 million, or 2%.

     Table 20 - Private Financial Group (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$11,715	$11,166	$11,085	$630	5.7%	$34,010	$30,365	$3,645	12.0%
Provision for credit losses	72	654	2,415	(2,343)	-97.0%	169	3,858	(3,689)	-95.6%

Net Interest Income After Provision for Credit Losses	11,643	10,512	8,670	2,973	34.3%	33,841	26,507	7,334	27.7%

Service charges on deposit accounts	994	1,002	929	65	7.0%	2,921	2,881	40	1.4%
Brokerage and insurance income	8,679	8,488	8,529	150	1.8%	27,783	27,747	36	0.1%
Trust services	16,801	16,483	15,158	1,643	10.8%	49,315	45,095	4,220	9.4%
Mortgage banking	(175)	(104)	313	(488)	NM	(408)	680	(1,088)	NM
Other service charges and fees	114	116	98	16	16.3%	330	309	21	6.8%
Other	1,124	1,445	759	365	48.1%	3,653	4,128	(475)	-11.5%

Total Non-Interest Income Before Securities Gains	27,537	27,430	25,786	1,751	6.8%	83,594	80,840	2,754	3.4%
Securities gains	51	250	29	22	75.9%	301	38	263	NM

Total Non-Interest Income	27,588	27,680	25,815	1,773	6.9%	83,895	80,878	3,017	3.7%

Personnel costs	16,535	17,047	14,924	1,611	10.8%	51,382	45,642	5,740	12.6%
Other	10,548	11,512	11,168	(620)	-5.6%	33,721	32,971	750	2.3%

Total Non-Interest Expense	27,083	28,559	26,092	991	3.8%	85,103	78,613	6,490	8.3%

Income Before Provision for Income Taxes	12,148	9,633	8,393	3,755	44.7%	32,633	28,772	3,861	13.4%
Provision for income taxes (2)	4,252	3,372	2,938	1,314	44.7%	11,422	10,071	1,351	13.4%

Net Income - Operating (1)	$7,896	$6,261	$5,455	$2,441	44.7%	$21,211	$18,701	$2,510	13.4%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$11,715	$11,166	$11,085	$630	5.7%	$34,010	$30,365	$3,645	12.0%
Tax Equivalent Adjustment (2)	9	9	10	(1)	-10.0%	27	35	(8)	-22.9%

Net Interest Income (FTE)	11,724	11,175	11,095	629	5.7%	34,037	30,400	3,637	12.0%
Non-Interest Income	27,588	27,680	25,815	1,773	6.9%	83,895	80,878	3,017	3.7%

Total Revenue (FTE)	$39,312	$38,855	$36,910	$2,402	6.5%	$117,932	$111,278	$6,654	6.0%

Total Revenue Excluding Securities Gains (FTE)	$39,261	$38,605	$36,881	$2,380	6.5%	$117,631	$111,240	$6,391	5.7%

SELECTED AVERAGE BALANCES (in millions)
Loans & Leases:
C&I	$354	$339	$313	$41	13.1%	$338	$315	$23	7.3%
CRE
Construction	23	20	23	0	0.0%	22	21	1	4.8%
Commercial	184	177	160	24	15.0%	176	157	19	12.1%
Consumer
Home equity loans & lines of credit	301	289	262	39	14.9%	291	250	41	16.4%
Residential mortgage	528	517	445	83	18.7%	520	402	118	29.4%
Other loans	10	8	8	2	25.0%	9	7	2	28.6%

Total Consumer	839	814	715	124	17.3%	820	659	161	24.4%

Total Loans & Leases	$1,400	$1,350	$1,211	$189	15.6%	$1,356	$1,152	$204	17.7%

Deposits:
Non-interest bearing deposits	$164	$174	$145	$19	13.1%	$169	$143	$26	18.2%
Interest bearing demand deposits	703	712	731	(28)	-3.8%	723	674	49	7.3%
Savings deposits	47	49	56	(9)	-16.1%	47	53	(6)	-11.3%
Domestic time deposits	110	106	95	15	15.8%	104	97	7	7.2%
Foreign time deposits	23	21	21	2	9.5%	22	16	6	37.5%

Total Deposits	$1,047	$1,062	$1,048	$(1)	-0.1%	$1,065	$983	$82	8.3%

(1) Operating basis, see page 52 for definition.

(2) Calculated assuming a 35% tax rate.

N.M. - Not Meaningful.

     Table 20 - Private Financial Group (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	2.01%	1.67%	1.59%	0.42%		1.87%	1.92%	-0.05%
Return on average equity	26.8%	21.3%	19.9%	6.9%		24.2%	24.3%	-0.1%
Net interest margin	3.16%	3.14%	3.44%	-0.28%		3.18%	3.33%	-0.15%
Efficiency ratio	69.0%	74.0%	70.7%	-1.7%		72.3%	70.7%	1.7%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$(75)	$840	$246	$(321)	NM	$781	$881	$(100)	-11.4%
CRE	—	—	180	(180)	-100.0%	—	182	(182)	-100.0%

Total commercial	(75)	840	426	(501)	NM	781	1,063	(282)	-26.5%
Consumer
Home equity loans & lines of credit	610	—	227	383	NM	770	488	282	57.8%
Residential mortgage	—	—	—	—	NM	—	21	(21)	-100.0%
Other loans	114	60	83	31	37.3%	206	117	89	76.1%

Total consumer	724	60	310	414	NM	976	626	350	55.9%

Total Net Charge-offs	$649	$900	$736	$(87)	-11.8%	$1,757	$1,689	$68	4.0%

Net Charge-offs - annualized percentages
C&I	-0.08%	1.00%	0.31%	-0.39%		0.31%	0.37%	-0.07%
CRE	0.00%	0.00%	0.39%	-0.39%		0.00%	0.14%	-0.14%

Total commercial and commercial real estate	-0.05%	0.63%	0.34%	-0.39%		0.19%	0.29%	-0.09%
Consumer				0.00%				0.00%
Home equity loans & lines of credit	0.81%	0.00%	0.34%	0.47%		0.35%	0.26%	0.09%
Residential mortgage	0.00%	0.00%	0.00%	0.00%		0.00%	0.01%	-0.01%
Other loans	4.54%	3.02%	4.12%	0.42%		3.06%	2.23%	0.82%

Total consumer	0.34%	0.03%	0.17%	0.17%		0.16%	0.13%	0.03%

Total Net Charge-offs	0.18%	0.27%	0.24%	-0.06%		0.17%	0.20%	-0.02%

Non-performing Assets (NPA) (in millions)
C&I	$1	$2	$4	$(3)	-75.0%	$1	$4	$(3)	-75.0%
CRE	1	1	1	—	0.0%	1	1	—	0.0%
Residential mortgage	3	3	1	2	NM	3	1	2	NM
Home equity	—	—	—	—	NM	—	—	—	NM

Total Non-accrual Loans	5	6	6	(1)	-16.7%	5	6	(1)	-16.7%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	5	6	6	(1)	-16.7%	5	6	(1)	-16.7%
Other real estate, net (OREO)	—	—	—	—	NM	—	—	—	NM

Total Non-performing Assets	$5	$6	$6	$(1)	-16.7%	$5	$6	$(1)	-16.7%

Accruing loans past due 90 days or more	$2	$2	$2	$—	0.0%	$2	$2	$—	0.0%
Allowance for Loan and Lease Losses (ALLL) (eop)	$8	$9	$8	$—	0.0%	$8	$8	$—	0.0%
ALLL as a % of total loans and leases	0.57%	0.65%	0.64%	-0.07%		0.57%	0.64%	-0.07%
ALLL as a % of NPLs	160.0%	150.0%	133.3%	26.7%		160.0%	133.3%	26.7%
ALLL + OREO as a % of NPAs	160.0%	150.0%	133.3%	26.7%		160.0%	133.3%	26.7%
NPLs as a % of total loans and leases	0.36%	0.43%	0.48%	-0.12%		0.36%	0.48%	-0.12%
NPAs as a % of total loans and leases + OREO	0.36%	0.43%	0.48%	-0.12%		0.36%	0.48%	-0.12%

(1) Operating basis, see page 52 for definition.

N.M. - Not Meaningful.

eop - End of Period.

Table 20 - Private Financial Group (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	702	707	680	22	3.2%	702	680	22	3.2%
# licensed bankers (eop)	684	698	693	(9)	-1.3%	684	693	(9)	-1.3%
Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,065	$1,355	$1,122	$(57)	-5.1%	$4,030	$3,076	$954	31.0%
Annuities revenue	6,663	6,776	6,097	566	9.3%	21,668	21,404	264	1.2%
12b-1 fees	555	600	485	70	14.4%	1,690	1,565	125	8.0%
Discount brokerage commissions and other	1,149	1,280	1,003	146	14.6%	3,719	3,055	664	21.7%

Total retail investment sales	9,432	10,011	8,707	725	8.3%	31,107	29,100	2,007	6.9%
Investment banking fees	—	—	—	—	NM	—	—	—	NM
Insurance fees and revenue	2,648	2,782	4,184	(1,536)	-36.7%	8,366	11,610	(3,244)	-27.9%

Total Brokerage and Insurance Income	$12,080	$12,793	$12,891	$(811)	-6.3%	$39,473	$40,710	$(1,237)	-3.0%

Fee sharing	3,401	4,305	4,362	(961)	-22.0%	11,690	12,963	(1,273)	-9.8%

Total Brokerage and Insurance Income (net of fee sharing)	$8,679	$8,488	$8,529	$150	1.8%	$27,783	$27,747	$36	0.1%

Mutual fund sales volume (in thousands)	$30,369	$58,002	$48,586	(18,217)	-37.5%	$131,336	$176,849	(45,513)	-25.7%
Annuities sales volume (in thousands)	135,415	133,408	131,589	3,826	2.9%	430,155	447,807	(17,652)	-3.9%
Trust Services Income (in thousands)
Personal trust revenue	$8,473	$8,423	$7,688	$785	10.2%	$25,087	$22,619	$2,468	10.9%
Huntington funds revenue	5,522	5,195	4,821	701	14.5%	15,947	14,301	1,646	11.5%
Institutional trust revenue	2,239	2,176	1,898	341	18.0%	6,585	5,841	744	12.7%
Corporate trust revenue	804	900	929	(125)	-13.5%	2,412	3,006	(594)	-19.8%
Other trust revenue	—	—	—	—	NM	—	—	—	NM

Total Trust Services Income	$17,038	$16,694	$15,336	$1,702	11.1%	$50,031	$45,767	$4,264	9.3%

Fee sharing	237	211	178	59	33.1%	716	672	44	6.5%

Total Trust Services Income (net of fee sharing)	$16,801	$16,483	$15,158	$1,643	10.8%	$49,315	$45,095	$4,220	9.4%

Assets Under Management (eop) (in billions)
Personal trust	$5.2	$5.2	$4.6	$0.6	13.0%	$5.2	$4.6	$0.6	13.0%
Huntington funds	3.1	2.9	2.9	0.2	6.9%	3.1	2.9	0.2	6.9%
Institutional trust	0.7	0.5	0.5	0.2	40.0%	0.7	0.5	0.2	40.0%
Corporate trust	—	0.0	0.1	(0.1)	-100.0%	—	0.1	(0.1)	-100.0%
Haberer	0.6	0.6	0.5	0.1	20.0%	0.6	0.5	0.1	20.0%
Other	—	—	—	—	NM	—	—	—	NM

Total Assets Under Management	$9.6	$9.3	$8.6	$1.0	11.6%	$9.6	$8.6	$1.0	11.6%

Total Trust Assets (eop) (in billions)
Personal trust	$8.7	$8.9	$7.8	$0.9	11.5%	$8.7	$7.8	$0.9	11.5%
Huntington funds	3.1	2.9	2.9	0.2	6.9%	3.1	2.9	0.2	6.9%
Institutional trust	26.0	23.9	21.2	4.8	22.6%	26.0	21.2	4.8	22.6%
Corporate trust	3.4	3.5	3.3	0.1	3.0%	3.4	3.3	0.1	3.0%

Total Trust Assets	$41.2	$39.2	$35.2	$6.0	17.0%	$41.2	$35.2	$6.0	17.0%

Mutual Fund Data
# Huntington mutual funds (eop)(3)	29	29	24	5		29	24	5
Sales penetration (4)	5.0%	5.9%	5.6%	-0.6%		5.8%	6.5%	-0.7%
Revenue penetration (whole dollars)(5)	$3,136	$3,270	$3,095	$41	1.3%	$3,473	$3,322	$151	4.5%
Profit penetration (whole dollars)(6)	1,084	987	1,033	51	4.9%	1,143	1,198	(55)	-4.6%
Average sales per licensed banker (whole dollars) annualized	65,041	70,030	66,663	(1,622)	-2.4%	71,816	69,395	2,421	3.5%
Average revenue per licensed banker (whole dollars) annualized	3,442	3,319	2,878	564	19.6%	3,432	3,096	336	10.9%

(1)	Operating basis, see page 52 for definition.

(3)	Includes variable annuity funds.

(4)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(5)	Investment program revenue per million of the bank’s retail deposits.

(6)	Contribution of investment program to pretax profit per million of the bank’s retail deposits. Contribution is difference between program revenue and program expenses.

N.M. - Not Meaningful.

eop - End of Period.

Treasury / Other

     The Treasury/Other segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities, bank owned life insurance, and mezzanine loans originated through Huntington Capital Markets.

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

     Non-interest income includes fee income related to Huntington Capital Markets activities and miscellaneous non-interest income not allocated to other business segments, including bank owned life insurance income. Fee income also includes MSR temporary impairment valuation recoveries or impairments, as well as any investment securities and/or trading assets gains or losses, which are used to mitigate MSR valuation changes. Prior to 2004, changes in MSR temporary impairment valuations were reflected in the Regional Banking business segment, whereas investment securities and/or trading assets gains or loss were reflected in the Treasury/Other segment. Since investment securities and/or trading account gains or losses are used to mitigate MSR valuation changes, and since this risk is managed centrally, for 2004 reporting both MSR valuation changes, as well as investment securities and/or trading assets gains or losses, are reflected in Treasury/Other results.

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

2004 Third Quarter versus 2003 Third Quarter

     Treasury/Other net income decreased $11.5 million, or 58%, from the year-ago quarter. This reflected a combination of higher non-interest expense and lower net interest income, partially offset by higher non-interest income.

     Net interest income decreased $4.0 million, or 21%, from the year-ago quarter. Driving this variance were a $10.7 million increase in wholesale funding costs, offset by a $6.5 million increase in interest income on securities.

     The provision for credit losses declined $0.1 million from the year-ago quarter, attributable to decreased Huntington Capital Markets lending activity.

     Non-interest income was $1.4 million higher than in the year-ago quarter, reflecting the impact of using investment securities gains and trading losses, reflected in other income, to offset valuation changes in MSR. In 2004, MSR temporary impairment and recovery is reflected in the Treasury/Other segment, whereas in the year-ago quarter MSR temporary impairment recovery of $17.8 million was recognized in Regional Banking. Other non-interest income was also down $3.0 million from the year-ago quarter reflecting lower income from trading activities and bank owned life insurance.

     Non-interest expense for operational, administrative, and support groups, which was not specifically allocated to the other business segments increased $8.3 million from a year ago reflecting costs associated with the SEC formal investigation, as well as higher personnel and benefits costs.

     The provision for income taxes decreased $0.6 million, reflecting the benefit of the company’s lower overall effective tax rate versus the 35% effective tax rate used to allocate provision for income taxes to each line of business, partially offset by a higher overall effective tax rate in the 2004 third quarter, compared with the year-ago quarter.

2004 Third Quarter versus 2004 Second Quarter

     Treasury/Other’s net income in the 2004 third quarter was $10.7 million, or 57%, lower than the second quarter. This reflected a combination factors including higher non-interest expense, lower net interest income, and lower non-interest income, partially offset by lower provision for income taxes.

     Net interest income declined $3.5 million, or 19%, reflecting a $6.5 million decline in earnings from Huntington’s transfer pricing system as these earnings were allocated to the other business segments. This negative impact was partially offset by a $2.6 million increase in earnings on investment securities, where average balances were 19% higher than in the comparable year-ago period.

     Non-interest income declined $2.6 million from the 2004 second quarter primarily reflecting a $2.5 million decrease in investment banking activity revenues from Huntington Capital Markets.

     Non-interest expense increased $6.1 million, or 31%, from the second quarter, reflecting SEC-related costs in the third quarter.

     The provision for credit losses increased $0.5 million, reflecting an increase in the provision not allocated to the other business segments.

     The provision for income taxes decreased $1.9 million, reflecting the benefit of the company’s lower overall effective tax rate versus the 35% effective tax rate used to allocate provision for income taxes to each line of business.

2004 First Nine Months versus 2003 First Nine Months

     Treasury/Other net income for the first nine months of 2004 declined $23.2 million, or 28%, from the comparable year-ago period. This reflected a combination of factors consisting of higher non-interest expense, lower net interest income, higher provision for credit losses, and lower non-interest income, partially offset by lower provision for income taxes.

     Net interest income for the first nine months of 2004 decreased $4.4 million, or 7%, from the comparable year-ago period. Driving this variance was a $18.0 million increase in wholesale funding costs and a $14.3 million decline in revenue from derivatives activities, and a $27.6 million increase in interest income on securities.

     The provision for credit losses for the first nine months of 2004 was $2.4 million higher than a year earlier, attributable to increased Huntington Capital Markets lending activity.

     Non-interest income was $2.3 million, or 5%, lower than in the year-ago nine-month period, reflecting the impact of MSR temporary valuations changes on mortgage banking income, trading losses, and a decline in bank owned life insurance income, partially offset by the impact of investment securities gains used in conjunction with the trading losses to offset MSR impairment valuation changes.

     Non-interest expense for operational, administrative, and support groups, not specifically allocated to the other business segments was up $22.8 million from last year including higher non-allocated personnel and benefits costs, expenses related to the SEC investigation, partially offset by lower other expenses allocated to other business segments.

     The provision for income taxes declined $8.7 million, reflecting the benefit of the company’s lower overall effective tax rate versus the 35% effective tax rate used to allocate provision for income taxes to each line of business, partially offset by the company’s higher total effective tax rate in the first nine months of 2004 versus the comparable year-ago period.

Table 21 - Treasury/Other(1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$15,098	$18,557	$19,177	$(4,079)	-21.3%	$59,198	$63,623	$(4,425)	-7.0%
Provision for credit losses	527	61	627	(100)	-15.9%	2,981	567	2,414	NM

Net Interest Income After Provision for Credit Losses	14,571	18,496	18,550	(3,979)	-21.5%	56,217	63,056	(6,839)	-10.8%

Service charges on deposit accounts	(180)	7	10	(190)	NM	(163)	32	(195)	NM
Brokerage and insurance income	136	185	201	(65)	-32.3%	536	640	(104)	-16.3%
Mortgage banking	(3,965)	10,199	—	(3,965)	NM	(3,966)	—	(3,966)	NM
Bank Owned Life Insurance income	10,019	11,309	10,438	(419)	-4.0%	31,813	32,618	(805)	-2.5%
Other	(1,846)	2,701	4,020	(5,866)	NM	6,759	12,907	(6,148)	-47.6%

Total Non-Interest Income Before Securities Gains	4,164	24,401	14,669	(10,505)	-71.6%	34,979	46,197	(11,218)	-24.3%
Securities gains	7,738	(9,949)	(4,136)	11,874	NM	12,879	3,940	8,939	NM

Total Non-Interest Income	11,902	14,452	10,533	1,369	13.0%	47,858	50,137	(2,279)	-4.5%

Total Non-Interest Expense	25,919	19,826	17,662	8,257	46.8%	63,477	40,712	22,765	55.9%

Income Before Provision for Income Taxes	554	13,122	11,421	(10,867)	-95.1%	40,598	72,481	(31,883)	-44.0%
Provision for income taxes(2)	(7,661)	(5,753)	(8,278)	617	-7.5%	(17,766)	(9,036)	(8,730)	96.6%

Net Income - Operating (1)	$8,215	$18,875	$19,699	$(11,484)	-58.3%	$58,364	$81,517	$(23,153)	-28.4%

Revenue - Fully Taxable Equivalent (FTE)
Net Interest Income	$15,098	$18,557	$19,177	$(4,079)	-21.3%	$59,198	$63,623	$(4,425)	-7.0%
Tax Equivalent Adjustment(2)	2,597	2,660	2,270	327	14.4%	8,022	5,775	2,247	38.9%

Net Interest Income (FTE)	17,695	21,217	21,447	(3,752)	-17.5%	67,220	69,398	(2,178)	-3.1%
Non-Interest Income	11,904	14,451	10,533	1,371	13.0%	47,859	50,137	(2,278)	-4.5%

Total Revenue (FTE)	$29,599	$35,668	$31,980	$(2,381)	-7.4%	$115,079	$119,535	$(4,456)	-3.7%

Total Revenue Excluding Securities Gains (FTE)	$21,861	$45,617	$36,116	$(14,255)	-39.5%	$102,200	$115,595	$(13,395)	-11.6%

SELECTED AVERAGE BALANCES (in millions)
Securities	$4,710	$5,233	$3,963	$747	18.9%	$4,994	$3,530	$1,464	41.5%
Loans & Leases:
C&I	$106	$102	$53	$53	100.0%	$92	$30	$62	NM
CRE
Construction	0	2	1	(1)	-100.0%	1	13	(12)	-92.3%
Commercial	60	59	65	(5)	-7.7%	60	71	(11)	-15.5%

Total Loans & Lases	$166	$163	$119	$47	39.5%	$153	$114	$39	34.2%

Deposits:
Brokered time deposits and negotiable CDs	1,755	1,737	1,421	334	23.5%	1,800	1,274	526	41.3%
Foreign time deposits	38	97	136	(98)	-72.1%	79	137	(58)	-42.3%

Total Deposits	$1,793	$1,834	$1,557	$236	15.2%	$1,879	$1,411	$468	33.2%

(1)	Operating basis, see page 52 for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

N.M. - Not Meaningful.

Table 21 - Treasury/Other (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	0.47%	1.07%	1.38%	-0.91%		1.13%	2.08%	-0.96%
Return on average equity	3.8%	9.9%	11.8%	-8.0%		10.0%	17.3%	-7.3%
Net interest margin	1.32%	1.53%	1.99%	-0.67%		1.66%	2.44%	-0.78%
Efficiency ratio	NM	43.5%	48.9%	NM		62.1%	35.2%	26.9%
CREDIT QUALITY
Net Charge-offs by Loan Type (in thousands)
C&I	$—	$(23)	$(123)	$123	-100.0%	$(23)	$(123)	$100	-81.3%
CRE	841	1,999	—	841	NM	2,841	—	2,841	NM

Total commercial	841	1,976	(123)	964	NM	2,818	(123)	2,941	NM

Total Net Charge-offs	$841	$1,976	$(123)	$964	NM	$2,818	$(123)	$2,941	NM

Net Charge-offs - annualized percentages
C&I	0.00%	-0.09%	-0.92%	0.92%		-0.03%	-0.55%	0.51%
CRE	5.58%	13.18%	0.00%	5.58%		6.22%	0.00%	6.22%

Total commercial	2.02%	4.88%	-0.41%	2.43%		2.46%	-0.14%	2.60%

Total Net Charge-offs	2.02%	4.88%	-0.41%	2.43%		2.46%	-0.14%	2.60%

Non-performing Assets (NPA) (in millions)
C&I	$1	$—	$—	$1	NM	$1	$—	$1	NM
CRE	8	8	10	(2)	-20.0%	8	10	(2)	-20.0%
Total Non-accrual Loans	9	8	10	(1)	-10.0%	9	10	(1)	-10.0%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	9	8	10	(1)	-10.0%	9	10	(1)	-10.0%
Other real estate, net (OREO)	(2)	(1)	(1)	(1)	100.0%	(2)	(1)	(1)	100.0%

Total Non-performing Assets	$7	$7	$9	$(2)	-22.2%	$7	$9	$(2)	-22.2%

Accruing loans past due 90 days or more	$—	$—	$—	$—	NM	$—	$—	$—	NM
Allowance for Loan and Lease Losses (ALLL) (eop)	$42	$42	$58	$(16)	-27.6%	$42	$58	$(16)	-27.6%
ALLL as a % of total loans and leases	20.69%	29.79%	34.94%	-14.25%		20.69%	34.94%	-14.25%
ALLL as a % of NPLs	466.7%	NM	NM	NM		466.7%	NM	NM
ALLL + OREO as a % of NPAs	NM	NM	NM	NM		NM	NM	NM
NPLs as a % of total loans and leases	4.43%	5.67%	6.02%	-1.59%		4.43%	6.02%	-1.59%
NPAs as a % of total loans and leases + OREO	3.48%	5.00%	5.45%	-1.97%		3.48%	5.45%	-1.97%
SUPPLEMENTAL DATA
# employees - full-time equivalent (eop)	1,973	2,003	1,996	(23)	-1.2%	1,973	1,996	(23)	-1.2%

(1) Operating basis, see page 52 for definition.

N.M. - Not Meaningful.

eop - End of Period.

Table 22 — Total Company (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
INCOME STATEMENT (in thousands)
Net Interest Income	$227,058	$222,563	$220,471	$6,587	3.0%	$672,306	$624,671	$47,635	7.6%
Provision for credit losses	11,785	5,027	51,615	(39,830)	-77.2%	42,408	137,652	(95,244)	-69.2%

Net Interest Income After Provision for Credit Losses	215,273	217,536	168,856	46,417	27.5%	629,898	487,019	142,879	29.3%

Operating lease income	64,412	78,706	117,624	(53,212)	-45.2%	231,985	384,391	(152,406)	-39.6%
Service charges on deposit accounts	43,935	43,596	42,294	1,641	3.9%	129,368	123,077	6,291	5.1%
Brokerage and insurance income	13,200	13,523	13,807	(607)	-4.4%	41,920	43,500	(1,580)	-3.6%
Trust services	17,064	16,708	15,365	1,699	11.1%	50,095	45,856	4,239	9.2%
Mortgage banking	4,448	23,322	30,193	(25,745)	-85.3%	23,474	48,503	(25,029)	-51.6%
Bank Owned Life Insurance income	10,019	11,309	10,438	(419)	-4.0%	31,813	32,618	(805)	-2.5%
Other service charges and fees	10,799	10,645	10,499	300	2.9%	30,957	32,209	(1,252)	-3.9%
Other	17,899	24,659	23,543	(5,644)	-24.0%	68,177	71,648	(3,471)	-4.8%

Total Non-Interest Income Before Securities Gains	181,776	222,468	263,763	(81,987)	-31.1%	607,789	781,802	(174,013)	-22.3%
Securities gains	7,803	(9,230)	(4,107)	11,910	NM	13,663	3,978	9,685	NM

Total Non-Interest Income	189,579	213,238	259,656	(70,077)	-27.0%	621,452	785,780	(164,328)	-20.9%

Operating lease expense	54,885	62,563	93,134	(38,249)	-41.1%	188,158	307,661	(119,503)	-38.8%
Personnel costs	121,729	119,715	113,170	8,559	7.6%	363,068	331,501	31,567	9.5%
Other	97,960	99,875	93,878	4,082	4.3%	291,155	279,847	11,308	4.0%

Total Non-Interest Expense	274,574	282,153	300,182	(25,608)	-8.5%	842,381	919,009	(76,628)	-8.3%

Income Before Provision for Income Taxes	130,278	148,621	128,330	1,948	1.5%	408,969	353,790	55,179	15.6%
Provision for income taxes	37,743	41,672	32,641	5,102	15.6%	111,165	89,424	21,741	24.3%

Net Income - Operating (1)	$92,535	$106,949	$95,689	$(3,154)	-3.3%	$297,804	$264,366	$33,438	12.6%

Revenue — Fully Taxable Equivalent (FTE)
Net Interest Income	$227,058	$222,563	$220,471	$6,587	3.0%	$672,306	$624,671	$47,635	7.6%
Tax Equivalent Adjustment(2)	2,864	2,919	2,558	306	12.0%	8,806	6,730	2,076	30.8%

Net Interest Income (FTE)	229,922	225,482	223,029	6,893	3.1%	681,112	631,401	49,711	7.9%
Non-Interest Income	189,579	213,238	259,656	(70,077)	-27.0%	621,452	785,780	(164,328)	-20.9%

Total Revenue (FTE)	$419,501	$438,720	$482,685	$(63,184)	-13.1%	$1,302,564	$1,417,181	$(114,617)	-8.1%

Total Revenue Excluding Securities Gains (FTE)	$411,698	$447,950	$486,792	$(75,094)	-15.4%	$1,288,901	$1,413,203	$(124,302)	-8.8%

SELECTED AVERAGE BALANCES (in millions)
Loans & Leases:
C&I	$5,339	$5,536	$5,380	$(41)	-0.8%	$5,413	$5,542	$(129)	-2.3%
CRE
Construction	1,577	1,322	1,258	319	25.4%	1,408	1,229	179	14.6%
Commercial	2,890	2,906	2,744	146	5.3%	2,891	2,644	247	9.3%
Consumer
Auto leases - indirect	2,250	2,139	1,590	660	41.5%	2,126	1,304	822	63.0%
Auto loans - indirect	1,857	2,337	3,594	(1,737)	-48.3%	2,410	3,170	(760)	-24.0%
Home equity loans & lines of credit	3,970	3,824	3,443	527	15.3%	3,830	3,337	493	14.8%
Residential mortgage	3,906	3,326	2,122	1,784	84.1%	3,361	1,958	1,403	71.7%
Other loans	406	377	381	25	6.6%	384	383	1	0.3%

Total Consumer	12,389	12,003	11,130	1,259	11.3%	12,111	10,152	1,959	19.3%

Total Loans & Leases	$22,195	$21,767	$20,512	$1,683	8.2%	$21,823	$19,567	$2,256	11.5%

Operating lease assets	$800	$977	$1,565	$(765)	-48.9%	$980	$1,812	$(832)	-45.9%
Deposits:
Non-interest bearing deposits	$3,276	$3,223	$3,218	$58	1.8%	$3,172	$3,063	$109	3.6%
Interest bearing demand deposits	7,384	7,168	6,558	826	12.6%	7,055	6,100	955	15.7%
Savings deposits	2,841	2,839	2,808	33	1.2%	2,833	2,795	38	1.4%
Domestic time deposits	3,895	3,795	4,020	(125)	-3.1%	3,838	4,236	(398)	-9.4%
Brokered time deposits and negotiable CDs	1,755	1,737	1,421	334	23.5%	1,800	1,274	526	41.3%
Foreign time deposits	476	542	536	(60)	-11.2%	522	492	30	6.1%

Total Deposits	$19,627	$19,304	$18,561	$1,066	5.7%	$19,220	$17,960	$1,260	7.0%

(1) Operating basis, see page 52 for definition.

(2) Calculated assuming a 35% tax rate.

N.M. — Not Meaningful.

Table 22 - Total Company (1)

	2004	2004	2003	3Q04 vs. 3Q03		2004	2003	2004 vs. 2003
	Third	Second	Third	Amount	%	9 Months	9 Months	Amount	%
PERFORMANCE METRICS
Return on average assets	1.17%	1.37%	1.27%	-0.10%		1.28%	1.24%	0.03%
Return on average equity	15.3%	18.5%	17.0%	-1.7%		17.0%	16.2%	0.8%
Net interest margin	3.30%	3.29%	3.46%	-0.16%		3.31%	3.52%	-0.22%
Efficiency ratio	66.7%	63.0%	61.7%	5.0%		65.4%	65.0%	0.3%
CREDIT QUALITY (in thousands)
Net Charge-offs by Loan Type
C&I	$972	$(2,803)	$12,222	$(11,250)	-92.0%	$4,125	$53,672	$(49,547)	-92.3%
CRE	1,592	2,940	3,621	(2,029)	-56.0%	6,169	4,774	1,395	29.2%

Total commercial	2,564	137	15,843	(13,279)	-83.8%	10,294	58,446	(48,152)	-82.4%
Consumer
Auto leases	2,415	2,159	1,450	965	66.6%	7,733	3,792	3,941	NM
Auto loans	5,142	5,604	10,773	(5,631)	-52.3%	24,168	28,920	(4,752)	-16.4%
Home equity loans & lines of credit	4,527	3,019	3,416	1,111	32.5%	10,662	11,140	(478)	-4.3%
Residential mortgage	534	302	246	288	NM	1,152	658	494	75.1%
Other loans	1,298	1,294	1,046	252	24.1%	3,613	3,710	(97)	-2.6%

Total consumer	13,916	12,378	16,931	(3,015)	-17.8%	47,328	48,220	(892)	-1.8%

Total Net Charge-offs	$16,480	$12,515	$32,774	$(16,294)	-49.7%	$57,622	$106,666	$(49,044)	-46.0%

Net Charge-offs — annualized percentages
C&I	0.07%	-0.20%	0.91%	-0.84%		0.10%	1.29%	-1.19%
CRE	0.14%	0.28%	0.36%	-0.22%		0.19%	0.16%	0.03%

Total commercial	0.10%	0.01%	0.68%	-0.58%		0.14%	0.83%	-0.69%
Consumer
Auto leases	0.43%	0.40%	0.36%	0.07%		0.49%	0.39%	0.10%
Auto loans	1.11%	0.96%	1.20%	-0.09%		1.34%	1.22%	0.12%
Home equity loans & lines of credit	0.46%	0.32%	0.40%	0.06%		0.37%	0.45%	-0.07%
Residential mortgage	0.05%	0.04%	0.05%	0.00%		0.05%	0.04%	0.00%
Other loans	1.28%	1.38%	1.10%	0.18%		1.26%	1.29%	-0.03%

Total consumer	0.45%	0.41%	0.61%	-0.16%		0.52%	0.63%	-0.10%

Total Net Charge-offs	0.30%	0.23%	0.64%	-0.34%		0.35%	0.73%	-0.38%

Non-performing Assets (NPA) (in millions)
C&I	$27	$32	$82	$(55)	-67.1%	$27	$82	$(55)	-67.1%
CRE	20	16	31	(11)	-35.5%	20	31	(11)	-35.5%
Residential mortgage	13	14	9	4	44.4%	13	9	4	44.4%
Home equity	8	—	—	8	NM	8	—	8	NM

Total Non-accrual Loans	68	62	122	(54)	-44.3%	68	122	(54)	-44.3%
Renegotiated loans	—	—	—	—	NM	—	—	—	NM

Total Non-performing Loans (NPL)	68	62	122	(54)	-44.3%	68	122	(54)	-44.3%
Other real estate, net (OREO)	12	13	15	(3)	-20.0%	12	15	(3)	-20.0%

Total Non-performing Assets	$80	$75	$137	$(57)	-41.6%	$80	$137	$(57)	-41.6%

Accruing loans past due 90 days or more	$53	$51	$66	$(13)	-19.7%	$53	$66	$(13)	-19.7%
Allowance for Loan and Lease Losses (ALLL) (eop)	$283	$287	$336	$(53)	-15.8%	$283	$336	$(53)	-15.8%
ALLL as a % of total loans and leases	1.25%	1.32%	1.59%	-0.34%		1.25%	1.59%	-0.34%
ALLL as a % of NPLs	417.0%	464.5%	276.0%	141.0%		417.0%	276.0%	141.0%
ALLL + OREO as a % of NPAs	368.7%	400.0%	256.2%	112.5%		368.7%	256.2%	112.5%
NPLs as a % of total loans and leases	0.30%	0.28%	0.58%	-0.28%		0.30%	0.58%	-0.28%
NPAs as a % of total loans and leases + OREO	0.36%	0.34%	0.65%	-0.29%		0.36%	0.65%	-0.29%
SUPPLEMENTAL DATA
# employees - full-time equivalent	7,906	8,045	7,906	0	0.0%	7,906	7,906	0	0.0%

(1) Operating basis, see page 52 for definition.

N.M. — Not Meaningful.

eop - End of Period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures for the current period are found beginning on page 47 of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s Form 10-K.

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

Item 2. Changes in Securities and Use of Proceeds

(e)

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs(1)
July 1, 2004 to July 31, 2004	—	—	—	7,500,000
August 1, 2004 to August 31, 2004	—	—	—	7,500,000
September 1, 2004 to September 30, 2004	—	—	—	7,500,000
Total	—	—	—	7,500,000

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii)(a).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10(a).	Tier III Executive Agreement for certain executive officers.

(b).	Schedule identifying material details of Tier I, II, or III Executive Agreements

31.1	Sarbanes-Oxley Act 302 Certification – Chief Executive Officer.

31.2	Sarbanes-Oxley Act 302 Certification – Chief Financial Officer.

32.1	Sarbanes-Oxley Act 906 Certification – Chief Executive Officer.

32.2	Sarbanes-Oxley Act 906 Certification – Chief Financial Officer.

(b)	Reports on Form 8-K

1.	A report on Form 8-K, dated July 16, 2004, was filed under report item numbers 5, 7, and 12, concerning Huntington’s results of operations for the second quarter ended June 30, 2004.

2.	A report on Form 8-K, dated August 9, 2004, was filed under report item number 5, announcing ongoing negotiations with the Securities and Exchange Commission (SEC) regarding a settlement of the previously announced formal investigation by the SEC into certain financial accounting matters relating to fiscal years 2002 and earlier, and certain related disclosure matters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated

(Registrant)

Date: November 4, 2004	/s/ Thomas E. Hoaglin

Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: November 4, 2004	/s/ Donald R. Kimble

Donald R. Kimble
Chief Financial Officer and Controller