Form 10-K
period 2004-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2005-03-03
CIK 49196

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Common Stock — Without Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004, determined by using a per share closing price of $22.98, as quoted by NASDAQ on that date, was $5,208,533,440. As of February 28, 2005, there were 231,857,099 shares of common stock without par value outstanding.

Documents Incorporated By Reference

     Part II of this Form 10-K incorporates by reference certain information from the registrant’s Annual Report to Shareholders for the period ended December 31, 2004.

     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2005 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Huntington Bancshares Incorporated

PART I

Item 1: Business

     Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as reinsuring credit life and disability insurance, and selling other insurance and financial products and services. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary. At December 31, 2004, the Bank had 167 banking offices in Ohio, 112 banking offices in Michigan, 27 banking offices in West Virginia, 21 banking offices in Indiana, 12 banking offices in Kentucky, 3 private banking offices in Florida, and one foreign office in each of the Cayman Islands and Hong Kong. Certain activities are conducted in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, Pennsylvania, and Tennessee. Foreign banking activities, in total or with any individual country, are not significant to the operations of Huntington. At December 31, 2004, Huntington and its subsidiaries had 7,812 full-time equivalent employees.

     A discussion of Huntington’s lines of business can be found in its Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report to Shareholders, which is incorporated into this report by reference. The financial statement results for each line of business can be found in Note 28 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders, which is incorporated into this report by reference.

     Competition is intense in most of the markets Huntington serves. Huntington competes on price and service with other banks and financial services companies such as savings and loans, credit unions, finance companies, mortgage banking companies, insurance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. For example, financial services reform legislation enacted in 1999 eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. The legislation, among other things, permits securities and insurance firms to engage in banking activities under specified conditions.

Regulatory Matters

     As discussed further in note 23 of the Notes to Consolidated Financial Statements, on March 1, 2005, Huntington announced that it had entered into formal, written agreements with its banking regulators, the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency. More information about these arrangements can be found in the “Recent Regulatory Agreements” section and in the “Business Risks—Operational Risks” section. To the extent that the following information describes statutory or regulatory provisions or their impact on Huntington, it is qualified in its entirety by reference to such statutory or regulatory provisions and, to the extent applicable, to the formal, written agreements with Huntington’s regulators.

General

     As a financial holding company, Huntington is subject to examination and supervision by the Board of Governors of the Federal Reserve System (FRB). Huntington is required to file reports and other information regarding its business operations and the business operations of its subsidiaries with the FRB. It is also required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, it would own or control more than 5% of the voting stock of such bank.

     Pursuant to the Gramm-Leach-Bliley Act of 1999 (GLB Act), however, a financial holding company may engage in, or own or control companies that engage in, any activities determined by the FRB to be financial in nature or incidental to activities financial in nature, or complementary to financial activities, provided that such complementary activities do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act designated various lending; advisory; insurance underwriting; securities underwriting, dealing, and market-making; and merchant banking activities (as well as those activities previously approved for bank holding companies by the FRB) as financial in nature, and authorized by the FRB, in coordination with the Office of the Comptroller of the Currency (OCC), to determine that additional activities are financial in nature or incidental to activities that are financial in nature. Except for the acquisition of a savings association, a financial holding company may commence any new financial activity with notice to the FRB within 30 days subsequent to the commencement of the new financial activity.

     The Bank is subject to examination and supervision by the OCC. It’s deposits are insured by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). Huntington’s non-bank subsidiaries are also subject to examination and supervision by the FRB (or, in the case of non-bank subsidiaries of the Bank, by the OCC), and examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers.

     In addition to the impact of federal and state regulation, the Bank and non-bank subsidiaries of Huntington are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

Holding Company Structure

     Huntington is a financial holding company with one national bank subsidiary, The Huntington National Bank, and numerous non-bank subsidiaries. See Exhibit 21 for a list of Huntington’s subsidiaries. The Bank is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by the subsidiary bank to the parent or any non-bank subsidiary of the parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank to its parent corporation or to any individual non-bank subsidiary of the parent are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to such parent together with all such non-bank subsidiaries of the parent, to an aggregate of 20% of the subsidiary bank’s capital and surplus. Furthermore, such loans and extensions of credit are required to be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.

     As a matter of policy, the FRB expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when Huntington does not have the resources to provide it. Any loans by a holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

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

Dividend Restrictions

     Dividends from the Bank are the primary source of funds for payment of dividends to Huntington’s shareholders. In the year ended December 31, 2004, Huntington declared cash dividends to its shareholders of $172.7 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to Huntington without regulatory approval.

     The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. Under these provisions and in accordance with the above-described formula, the Bank could, without regulatory approval, declare dividends to Huntington in 2005 of approximately $274.3 million plus an additional amount equal to its net profits during 2005.

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

FDIC Insurance

     During 2004, the Bank was classified by the FDIC as a “well-capitalized” institution in the highest supervisory subcategory and was therefore not obliged under FDIC assessment practices to pay deposit insurance premiums in 2004, either on its deposits insured by the BIF or on that portion of its deposits acquired from savings and loan associations and insured by the Savings and Loan Association Insurance Fund (SAIF). Although not currently subject to FDIC assessments for insurance premiums, the Bank is required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

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

     Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. “Tier 1”, or core capital, includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include cumulative preferred stock in their Tier 1 capital, up to a limit of 25% of such Tier 1 capital. “Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations. “Total capital” is the sum of Tier 1 and Tier 2 capital.

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

     An institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution. An institution that does not meet one or more of the “adequately-capitalized” tests is deemed to be “under-capitalized”. If the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%, it is deemed to be “significantly under-capitalized”. Finally, an institution is deemed to be “critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%. Through out 2004, both Huntington and the Bank had regulatory capital ratios in excess of the levels established for “well-capitalized” institutions.

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

     Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. The Bank, however, is “well-capitalized” and, therefore, the FDICIA’s brokered deposit rule did not adversely affect the ability of the Bank to accept brokered deposits. Under the regulatory definition of brokered deposits, the Bank had $2.1 billion of such deposits at December 31, 2004.

Financial Holding Company Status

     Huntington operates as a “financial holding company”. In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both “well capitalized” and “well managed,” and must meet their Community Reinvestment Act obligations.

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

Recent Regulatory Developments

     Authority for financial holding companies to engage in real estate brokerage and property management services was proposed by the Treasury Department and the FRB in 2000, but final regulations implementing the proposal have been subject to a statutory moratorium which was renewed by Congress during 2004 for a period ending September 30, 2005. It is not possible at present to assess the likelihood of the ultimate effectiveness of final regulations

     Congress took no action toward reform of the federal deposit insurance program during 2004, but the subject is likely to receive legislative attention in 2005. It is not possible to predict if deposit insurance reform legislation will be enacted, or if enacted, what its effect will be on Huntington.

     The Basel Committee on Banking Supervision presented its “Basel II” regulatory capital guidelines in July 2004, which would require changes by large banks in the way in which their risk-based capital requirements are calculated. Federal banking regulators are considering the extent and timing of application of the guidelines to U.S. depository institutions. It is uncertain at the present time if Huntington will be either required or permitted to make changes in its regulatory capital structure in accordance with Basel II guidelines.

     In December 2004, the FRB announced a revision of its bank holding company rating system to align the system more closely with current supervisory practices. The revised system emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of nondepository entities of a holding company on its subsidiary depository institution(s). A composite rating will be assigned based on the foregoing three components, but a fourth component will also be rated, and will reflect generally the assessment of depository institution subsidiaries by their principal regulators. Ratings will be made on a scale of 1 to 5 (1 highest) and will, like current ratings, not be made public. The new rating system will be applied to Huntington commencing with Huntington’s first examination following the system’s effective date of January 1, 2005.

     Information related to the Securities Exchange Commission’s formal investigation and formal regulatory supervisory agreements can be found in Notes 22 and 23, respectively, of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders, which are incorporated into this report by reference.

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

(1) Credit Risks:

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

     Huntington’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. The credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide Management with the information necessary to implement policy adjustments where necessary, and to take proactive corrective actions. In 2004, Management continued to focus on commercial lending to customers with existing or potential relationships within Huntington’s primary markets.

     For further discussion about Huntington’s management of credit risk, see the “Credit Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference. There can be no assurance that Huntington’s credit standards and its on-going process of credit assessment will protect Huntington from significant credit losses.

Huntington’s loans, leases, and deposits are focused in five states and adverse economic conditions in those states, in particular, could negatively impact results from operations, cash flows, and financial condition.

     Concentration of credit risk can also arise with respect to loans and leases when the borrowers are located in the same geographical region. Huntington’s customers with loan and/or deposit balances at December 31, 2004, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans, leases, and deposits in these states, in the event of adverse economic conditions in these states, Huntington could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on its loans and leases than if the loans and leases were more geographically diversified. Adverse economic conditions and other factors, such as political or business developments or natural hazards that may affect these states, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.

(2) Market Risks:

Changes in interest rates could negatively impact Huntington’s financial condition and results of operations.

     Huntington’s results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments, loans, and direct financing leases) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond Management’s control may also affect interest rates. If Huntington’s interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earnings assets in a rising interest rate environment, net interest income could be adversely impacted.

     Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and Huntington’s ability to realize gains on the sale of assets. A portion of Huntington’s earnings results from transactional income. Examples of this type of earnings result from gains on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of discount accreted into income, which could have a material adverse effect on Huntington’s results of operations and cash flows. For further discussion, see “Loan Sales and Securitizations” in the Notes to Consolidated Financial Statements included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

     Although fluctuations in market interest rates are neither completely predictable nor controllable, Huntington’s Market Risk Committee (MRC) meets periodically to monitor Huntington’s interest rate sensitivity position and oversee its financial risk management by establishing policies and operating limits. For further discussion, see the “Interest Rate Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Huntington could experience losses on its residual values related to its automobile lease portfolio.

     Inherently, automobile lease portfolios are subject to residual risk, which arises when the market price of the leased vehicle at the end of the lease term is below the estimated residual value at the time the lease is originated. This situation arises due to a decline in used car market values. For further discussion about Huntington’s management of lease residual risk, see the “Lease Residual Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

(3) Liquidity Risks:

If Huntington is unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors and borrowers, or meet the operating cash needs of Huntington to fund corporate expansion and other activities.

     Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors, with operating limits set by MRC, based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. The Bank’s MRC regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. MRC also establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of certain Federal Home Loan Banks (FHLB), which provide funding through advances to members that are collateralized with mortgage-related assets.

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

     If Huntington were unable to access any of these funding sources when needed, it might be unable to meet the needs of its customers, which could adversely impact Huntington’s financial condition, its results of operations, cash flows, and its level of regulatory-qualifying capital. For further discussion, see the “Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

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

     Credit ratings as of February 8, 2005, for the parent company and the Bank can be found in Table 17 of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as exhibit 13 to this report and incorporated herein by reference.

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

(4) Operational Risks:

Huntington has significant competition in both attracting and retaining deposits and in originating loans and leases.

     Competition is intense in most of the markets Huntington serves. Huntington competes on price and service with other banks and financial services companies such as savings and loans, credit unions, finance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.

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

Huntington’s acquisitions may not receive the necessary approvals, meet income expectations and/or cost savings levels, or be integrated within time frames originally anticipated. Huntington may encounter unforeseen difficulties, including unanticipated integration problems and business disruption in connection with its acquisitions. Acquisitions could also dilute stockholder value and adversely affect operating results.

     The completion of any merger is dependent on, among other things, receipt of shareholder and regulatory approvals, the timing of which cannot be predicted with precision and which may not be received at all. Additionally, a merger may be more expensive to complete than anticipated, as a result of unexpected factors or events and the anticipated cost savings of a merger may take longer to be realized or may not be achieved in their entirety. The integration of acquired businesses and operations with those of Huntington, including systems conversions, may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Huntington’s existing businesses or the businesses acquired. Further, decisions to sell or close units or otherwise change the business mix of either company may adversely impact combined results. Moreover, Huntington may be unable to identify, negotiate, or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses.

An extended disruption of vital infrastructure could negatively impact Huntington’s business, results of operations, and financial condition.

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

     For further discussion, see the “Critical Accounting Policies and Use of Significant Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Failure to maintain effective internal controls over financial reporting in the future could impair Huntington’s ability to accurately and timely report its financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting Huntington’s business and stock price.

     Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, Huntington is subject to regulation that focuses on effective internal controls and procedures. Management continually seeks to improve these controls and procedures. In addition, in 2004, Huntington has worked diligently to further document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires, beginning with this report, Management to furnish a report assessing Huntington’s internal controls over financial reporting and stating whether such controls are effective. Huntington’s independent auditors must attest to Management’s assessment. These reports for the year ended December 31, 2004, can be found in Part II, Item 9A: Controls and Procedures.

     Management believes that Huntington’s key internal controls over financial reporting are currently effective; however, such controls and procedures will be modified, supplemented, and changed from time to time as necessitated by the Company’s growth and in reaction to external events and developments. While Management will continue to assess Huntington’s controls and procedures and take immediate action to remediate any future perceived gaps, there can be no guarantee of the effectiveness of these controls and procedures on an on-going basis. Any failure to maintain in the future an effective internal control environment could impact Huntington’s ability to report its financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact its business and stock price.

New or changes in existing tax, accounting, and regulatory laws, regulations, rules, standards, policies, and interpretations or requirements could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

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

     In addition, Huntington may be subject to actions of its regulators that are specific to Huntington itself. For further discussion, see Note 23 of the Notes to Consolidated Financial Statements of the Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

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

     The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations, or specific actions of regulators, may have a material impact on Huntington’s business and results of operations; however, it is impossible to predict at this time the extent to which any such adoption, change, or repeal would impact Huntington.

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

     Payment of dividends could also be subject to regulatory limitations if the Bank became under-capitalized for purposes of the OCC prompt corrective action regulations. Under-capitalized is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. The Bank’s inability to pay dividends to Huntington would negatively impact Huntington’s ability to pay dividends to its shareholders and repurchase its stock. Through out 2004, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized”.

     For further discussion, see the “Bank Liquidity” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

The Federal Reserve Board may require Huntington to commit capital resources to support the Bank.

     The FRB, which examines Huntington and its non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s results of operations and cash flows.

     Management does not foresee the need to make capital injections to the Bank under the source of strength doctrine in the foreseeable future.

If any of Huntington’s Real Estate Investment Trust (REIT) affiliates fail to qualify as a REIT, Huntington may be subject to a higher consolidated effective tax rate.

     Huntington Preferred Capital, Inc. (HPCI) and Huntington Preferred Capital II, Inc. (HPC-II) operate as REITs for federal income tax purposes. HPCI and HPC-II are consolidated subsidiaries of Huntington that were established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to their shareholders.

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2004, HPCI had met all of the quarterly asset tests.

     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For the tax year, HPCI had met all annual income and distribution tests. If these REIT affiliates fail to meet any of the required provisions for REITs, HPCI or HPC-II will no longer qualify as a REIT and the resulting tax consequences would increase Huntington’s effective tax rate.

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

     On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC) staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. On August 9, 2004, Huntington announced the Company was in negotiations with the staff of the SEC regarding a settlement of the formal investigation and disclosed that it expected that a settlement of this matter, which is subject to approval by the SEC, would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty. At December 31, 2004, the Company had reserves related to the expectation of the imposition of a civil money penalty, which the Company viewed as sufficient given negotiations with the SEC. However, no assurances can be made that any assessed penalty may not exceed this amount.

     Management continues to have ongoing discussions with the staff of the SEC regarding resolution of this matter. The final results of the investigation, however, are not known at the time of this filing and therefore, the impact to Huntington’s financial condition, results of operations, and cash flows is not known.

Huntington has entered into formal supervisory agreements with its banking regulators.

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. They call for independent third-party reviews, as well as the submission of written plans and progress reports by management. These written agreements remain in effect until terminated by the banking regulators.

     Management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

     As a result of regulatory, supervisory and examination activities, Huntington has been advised that it no longer satisfies financial holding company requirements for purposes of the advantages in regulatory procedures and powers existing under the GLB Act for financial holding companies (the “GLB Procedures and Powers”), and Huntington has agreed to take certain corrective actions within a 180 day period. During the interim, Huntington is unable to engage in new activities or make new investments in reliance on the GLB Procedures and Powers without prior FRB approval, and Huntington may be subject to limitations on the conduct of its activities. The failure to take these corrective actions could result in Huntington’s loss of the GLB Procedures and Powers, though any such loss is not expected to be material to Huntington’s consolidated business.

     As a result of entering into the written agreements, Huntington Bank is required to obtain approval of the Office of the Comptroller of the Currency prior to employing new senior executive officers. In addition, Huntington and Huntington Bank are prohibited from making “golden parachute payments” as defined in applicable regulations without prior regulatory approval.

Guide 3 Information

     Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this report.

Available Information

     Huntington makes available free of charge on its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. The public may read and copy any materials Huntington files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings can be accessed under the “Investor Relations” link found on the homepage of Huntington’s website at huntington.com. These filings are also accessible on the SEC’s website at www.sec.gov.

Item 2: Properties

     The headquarters of Huntington and the Bank are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, Huntington leases approximately 39%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Bank has an indirect minority equity interest of 18% in the building. Huntington’s other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a Business Service Center in Columbus, Ohio, which serves as Huntington’s primary operations and data center; The Huntington Mortgage Group’s building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by Huntington’s Regional and Private Financial Group lines of business. The Dealer Sales line of business is primarily located in a three-story office building located in Columbus Ohio. Of these properties, Huntington owns the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases. In 1998, Huntington entered into a sale/leaseback agreement that included the sale of 51 of its locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which Huntington will continue to operate under a long-term lease.

Item 3: Legal Proceedings

     Information required by this item is set forth in Notes 21 and 22 of Notes to Consolidated Financial Statements included in Huntington’s 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 4: Submission of Matters to a Vote of Security Holders

     Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity and Related Shareholder Matters

     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2005, Huntington had 26,700 shareholders of record.

     Information regarding the high and low sale prices of Huntington Common Stock and cash dividends declared on such shares, as required by this item, is set forth in Table 30 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Note 24 of Notes to Consolidated Financial Statements of the Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

     Huntington did not sell any unregistered equity securities during the year ended December 31, 2004. Neither Huntington nor any “affiliated purchaser” (as defined by Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) repurchased any equity securities of Huntington in any month within the fourth quarter ended December 31, 2004.

				Maximum
			Total Number of	Number of
	Total	Average	Shares Purchased	Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs(1)
October 1, 2004 to October 31, 2004	—	—	—	7,500,000
November 1, 2004 to November 30, 2004	—	—	—	7,500,000
December 1, 2004 to December 31, 2004	—	—	—	7,500,000
Total	—	—	—	7,500,000

     (1) Information is as of the end of the Period. On April 27, 2004, Huntington announced that its board of directors had authorized a new program for the repurchase in the open market or through privately negotiated transactions of 7,500,000 shares of Huntington’s common stock (the “2004 Repurchase Program”). The 2004 Repurchase Program does not have an expiration date.

Item 6: Selected Financial Data

     Information required by this item is set forth in Table 1 included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 7a: Quantitative and Qualitative Disclosures About Market Risk

     Information required by this item is set forth in the caption “Market Risk” included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 8: Financial Statements and Supplementary Data

     Information required by this item is set forth in the Independent Auditor’s Report, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

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

Internal Controls Over Financial Reporting

     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in the 2004 Annual Report to Shareholders, portions of which are filed as Exhibit 13 to this report and incorporated herein by reference.

Changes in Control Over Financial Reporting

     During 2004, Huntington worked diligently to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Among other things, this Act requires, beginning with this Form 10-K, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.

     In order to be in a position to give the required reports, Huntington engaged an outside consultant and adopted a detailed work plan to (1) assess and document the adequacy of Huntington’s internal control over financial reporting, (2) take steps to remediate any perceived gaps in its internal control over financial reporting and improve its control processes where appropriate, and (3) validate through testing that Huntington’s control processes are functioning as documented. This work was completed prior to the end of 2004 and serves as the basis for management’s conclusion that Huntington’s internal control over financial reporting is effective as of December 31, 2004.

     There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal control over financial reporting.

Item 9B: Other Information.

     Not applicable.

PART III

Item 10: Directors and Executive Officers of The Registrant

     Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Huntington’s 2005 Proxy Statement, which is expected to be filed on or about March 15, 2005, and is incorporated herein by reference.

Item 11: Executive Compensation

     Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of Huntington’s 2005 Proxy Statement, which is expected to be filed on or about March 15, 2005, and is incorporated herein by reference.

     Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,169,530	20.43	8,815,229
Equity compensation not approved by security holders (1) (2)	2,847,691	19.18	—
Total	20,017,221	20.25	8,815,229

(1) On September 4, 2001, options totaling 3.2 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Huntington Bancshares Incorporated Employee Stock Incentive Plan (the Incentive Plan). Under the terms of the Incentive Plan, these options were to vest on the earlier of September 4, 2006, or at such time as the closing price for Huntington’s common stock for five consecutive trading days reached or exceeded $25.00. Huntington’s common stock closing price exceeded $25.00 for each of the five consecutive trading days beginning October 1, 2004, and ending October 7, 2004. As a result, options for 2.0 million shares of common stock granted under the Incentive Plan, net of options for 1.2 million shares cancelled due to employee attrition, became fully vested and exercisable after the close of trading on October 7, 2004. At December 31, 2004, the number of outstanding options was 1,106,241.

(2) On August 27, 2002, options totaling 2.4 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Incentive Plan. Under the terms of the Incentive Plan, these options were to vest on the earlier of August 27, 2007, or at such time as the closing price for Huntington’s common stock for five consecutive trading days reached or exceeded $27.00. At December 31, 2004, the number of outstanding options was 1,741,450.

Other Information

     The other information required by this item is set forth under the caption “Ownership of Voting Stock” of Huntington’s 2005 Proxy Statement, which is expected to be filed on or about March 15, 2005, and is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

     Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of Huntington’s 2005 Proxy Statement, which is expected to be filed on or about March 15, 2005, and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Auditors” of Huntington’s 2005 Proxy Statement, which is expected to be filed on or about March 15, 2005, and is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	The report of independent auditors and consolidated financial statements appearing in Huntington’s 2004 Annual Report to Shareholders on the pages indicated below are incorporated by reference in Item 8.

Annual
Report Page
Report of Independent Registered Public Accounting Firm	95
Consolidated Balance Sheets as of December 31, 2004 and 2003	96
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	97
Consolidated Statements of Changes in Shareholders Equity For the years ended December 31, 2004, 2003 and 2002	98
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	99
Notes to Consolidated Financial Statements	100 – 136

(2)	Huntington is not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10- K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(t) in the Exhibit Index.

(b)	The exhibits to this Form 10-K begin on page 25.

(c)	See Item 15(a)(2) above.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2005.

HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Donald R. Kimble

	Thomas E. Hoaglin		Donald R. Kimble
	Chairman, President, Chief Executive		Chief Financial Officer and Controller,
	Officer, and Director (Principal Executive Officer)		(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of March, 2005.

Raymond J. Biggs *	David L. Porteous *

Raymond J. Biggs	David L. Porteous
Director	Director

Don M. Casto, III *	Kathleen H. Ransier *

Don M. Casto, III	Kathleen H. Ransier
Director	Director

Michael J. Endres *	Robert H. Schottenstein *

Michael J. Endres	Robert H. Schottenstein
Director	Director

Karen A. Holbrook
Director

John B. Gerlach, Jr.*

John B. Gerlach, Jr.
Director

David P. Lauer*

David P. Lauer
Director

Wm. J. Lhota*

Wm. J. Lhota
Director

* /s/ Donald R. Kimble

Donald R. Kimble
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

This information may be read and copied at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements and other information about issuers, like Huntington, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by Huntington with the SEC are also available at Huntington’s internet world-wide web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this proxy statement/prospectus. You also should be able to inspect reports, proxy statements, and other information about Huntington at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

2.(a).		Agreement and Plan of Merger, dated January 27, 2004, by and between Unizan Financial Corp. and Huntington Bancshares Incorporated — previously filed as Exhibit 2 to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(b).		Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2004, by and between Unizan Financial Corp. and Huntington Bancshares Incorporated — previously filed as Exhibit 99.1 to Current Report on Form 8-K dated November 12, 2004, and incorporated herein by reference.

3(i)(a).		Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).		Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).		Amended and Restated Bylaws as of July 16, 2002 — previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

4.(a).		Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).		Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).		Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10.		Material contracts:

(a).	*	Form of Tier I Executive Agreement for certain executive officers — previously filed as Exhibit 10(a) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(b).	*	Form of Tier II Executive Agreement for certain executive officers — previously filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(c).	*	Form of Tier IIA Executive Agreement for certain executive officers — previously filed as Exhibit 99.1 to Current Report on Form 8-K dated February 14, 2005, and incorporated herein by reference.

(d).	*	Form of Tier III Executive Agreement for certain executive officers — previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference.

(e).	*	Schedule identifying material details of Tier I, II, IIA, or III Executive Agreements.

(f).	*	Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004 — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(g).	*	Restated Huntington Supplemental Retirement Income Plan — previously filed as Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(h).	*	Deferred Compensation Plan and Trust for Directors — reference is made to Exhibit 4(a) of Post-Effective Amendment No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange Commission on January 28, 1991, and incorporated herein by reference.

(i)(1).	*	Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors — reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and Exchange Commission on July 19, 1991, and incorporated herein by reference.

(i)(2).	*	First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors – previously filed as Exhibit 10(q) to Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(j).	*	Executive Deferred Compensation Plan, as amended and restated on February 18, 2004 — previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(k)(1).	*	The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust (as amended and restated as of February 9, 1990) — previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

(k)(2).	*	First Amendment to The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust Plan — previously filed as Exhibit 10(o)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(l)(1).	*	1990 Stock Option Plan — reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

(l)(2).	*	First Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(q)(2) to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

(l)(3).	*	Second Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(n)(3) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(l)(4).	*	Third Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(l)(5).	*	Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(l)(6).	*	Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan — previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(m)(1).	*	Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(m)(2).	*	First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan — previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(m)(3).	*	First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(m)(4).	*	Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(m)(5).	*	Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan — previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(n)(1).	*	Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(r) to Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(n)(2).	*	First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(h) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(n)(3).	*	Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(i) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(o).	*	Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan — previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(p).	*	Employment Agreement, dated February 15, 2004, between Huntington Bancshares Incorporated and Thomas E. Hoaglin — previously filed as Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(q).	*	Letter Agreement between Huntington Bancshares Incorporated and James W. Nelson, acknowledged and agreed to by Mr. Nelson on February 14, 2005 — previously filed as Exhibit 99.2 to Current Report on Form 8-K dated February 14, 2005, and incorporated herein by reference.

(r)	*	Huntington Investment and Tax Savings Plan — reference is made to Exhibit 4(a) of Post-effective Amendment No. 1 to Registration Statement on Form S-8, Registration 33-46327, previously filed with the Securities and Exchange Commission on April 1, 1998.

(s)(1).	*	Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan) – reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration 333-75032, previously filed with the Securities and Exchange Commission on December 13, 2001.

(s)(2).	*	Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan — previously filed as Exhibit 10(s) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(t).	*	Performance criteria and potential awards for executive officers for fiscal year 2005 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2005 and ending on December 31, 2007 under the 2004 Stock and Long-Term Incentive Plan, as set forth in a Current Report on Form 8-K dated February 15, 2005, and incorporated herein by reference.

12.		Ratio of Earnings to Fixed Charges.

13.		Portions of Huntington’s 2004 Annual Report to Shareholders.

14.		Code of Business Conduct and Ethics, adopted January 14, 2003 and restated on January 1, 2005, is available on Huntington’s website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm#top.

21.		Subsidiaries of the Registrant.

23. (a).		Consent of Deloitte & Touche LLP, Independent Auditors.

23. (b).		Consent of Ernst & Young LLP, Independent Auditors.

24		Power of Attorney.

31. (a).		Sarbanes-Oxley Act 302 Certification – Chief Executive Officer.

31. (b).		Sarbanes-Oxley Act 302 Certification – Chief Financial Officer.

32. (a).		Sarbanes-Oxley Act 906 Certification — Chief Executive Officer.

32. (b).		Sarbanes-Oxley Act 906 Certification — Chief Financial Officer.

99. (a).		Opinion of Ernst & Young LLP, Independent Auditors.

99. (b).		Written Agreement between Huntington National Bank and the Office of the Comptroller of the Currency dated February 28, 2005, as set forth in a Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

99. (c).		Written Agreement between Huntington Bancshares Incorporated and the Federal Reserve Bank of Cleveland dated February 28, 2005, as set forth in a Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.