Form 10-Q
period 2005-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2005-05-05
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2005

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐

There were 232,294,999 shares of Registrant’s without par value common stock outstanding on April 30, 2005.

Huntington Bancshares Incorporated

Part 1. Financial Information

Item 1. Financial Statements

Huntington Bancshares Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands, except number of shares)	2005	2004	2004

	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$914,699	$877,320	$766,432
Federal funds sold and securities purchased under resale agreements	144,980	628,040	224,841
Interest bearing deposits in banks	29,551	22,398	54,027
Trading account securities	100,135	309,630	16,410
Loans held for sale	252,932	223,469	230,417
Investment securities	4,052,875	4,238,945	5,458,347
Loans and leases	24,206,465	23,560,277	21,193,627
Allowance for loan and lease losses	(264,390)	(271,211)	(295,377)

Net loans and leases	23,942,075	23,289,066	20,898,250

Operating lease assets	466,550	587,310	1,070,958
Bank owned life insurance	973,164	963,059	938,156
Premises and equipment	354,979	355,115	351,073
Goodwill and other intangible assets	217,780	215,807	216,805
Customers’ acceptance liability	7,194	11,299	7,909
Accrued income and other assets	725,685	844,039	805,455

Total Assets	$32,182,599	$32,565,497	$31,039,080

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$21,770,973	$20,768,161	$18,988,846
Short-term borrowings	1,033,496	1,207,233	1,076,302
Federal Home Loan Bank advances	903,871	1,271,088	1,273,000
Other long-term debt	3,138,626	4,016,004	4,478,599
Subordinated notes	1,025,612	1,039,793	1,066,705
Allowance for unfunded loan commitments and letters of credit	31,610	33,187	32,089
Bank acceptances outstanding	7,194	11,299	7,909
Deferred federal income tax liability	781,152	783,628	687,820
Accrued expenses and other liabilities	900,292	897,466	1,063,631

Total Liabilities	29,592,826	30,027,859	28,674,901

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 232,192,017; 231,605,281 and 229,410,043 shares, respectively	2,484,832	2,484,204	2,482,342
Less 25,674,238; 26,260,974 and 28,456,212 treasury shares, respectively	(490,139)	(499,259)	(541,048)
Accumulated other comprehensive income (loss)	(18,686)	(10,903)	21,490
Retained earnings	613,766	563,596	401,395

Total Shareholders’ Equity	2,589,773	2,537,638	2,364,179

Total Liabilities and Shareholders’ Equity	$32,182,599	$32,565,497	$31,039,080

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2005	2004

Interest and fee income
Loans and leases
Taxable	$325,668	$270,363
Tax-exempt	239	505
Investment securities
Taxable	38,000	47,169
Tax-exempt	4,307	4,490
Other	7,891	3,404

Total interest income	376,105	325,931

Interest expenses
Deposits	89,168	59,626
Short-term borrowings	4,828	3,313
Federal Home Loan Bank advances	8,683	8,041
Subordinated notes and other long-term debt	38,228	32,266

Total interest expense	140,907	103,246

Net interest income	235,198	222,685
Provision for credit losses	19,874	25,596

Net interest income after provision for credit losses	215,324	197,089

Operating lease income	46,732	88,867
Service charges on deposit accounts	39,418	41,837
Trust services	18,196	16,323
Brokerage and insurance income	13,026	15,197
Bank owned life insurance income	10,104	10,485
Other service charges and fees	10,159	9,513
Mortgage banking	12,061	(4,296)
Securities gains	957	15,090
Gain on sales of automobile loans	—	9,004
Other income	17,397	25,619

Total non-interest income	168,050	227,639

Personnel costs	123,981	121,624
Operating lease expense	37,948	70,710
Net occupancy	19,242	16,763
Outside data processing and other services	18,770	18,462
Equipment	15,863	16,086
Professional services	9,459	7,299
Marketing	6,454	7,839
Telecommunications	4,882	5,194
Printing and supplies	3,094	3,016
Amortization of intangibles	204	204
Other expense	18,380	18,457

Total non-interest expense	258,277	285,654

Income before income taxes	125,097	139,074
Provision for income taxes	28,578	34,901

Net income	$96,519	$104,173

Average common shares — basic	231,824	229,227
Average common shares — diluted	235,053	232,915

Per common share
Net income — basic	$0.42	$0.45
Net income — diluted	0.41	0.45
Cash dividends declared	0.20	0.175

See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income	Earnings	Total

Three Months Ended March 31, 2004 (Unaudited):
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						104,173	104,173
Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					30,534		30,534
Unrealized losses on derivative instruments used in cash flow hedging relationships					(11,722)		(11,722)

Total comprehensive income							122,985

Cash dividends declared ($0.175 per share)						(40,136)	(40,136)
Stock options exercised		(832)	378	7,274			6,442
Other		(368)	24	254			(114)

Balance, end of period (Unaudited)	257,866	$2,482,342	(28,456)	$(541,048)	$21,490	$401,395	$2,364,179

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						96,519	96,519
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(20,789)		(20,789)
Unrealized gains on derivative instruments used in cash flow hedging relationships					13,006		13,006

Total comprehensive income							88,736

Cash dividends declared ($0.20 per share)						(46,349)	(46,349)
Stock options exercised		198	399	7,577			7,775
Other		430	188	1,543			1,973

Balance, end of period (Unaudited)	257,866	$2,484,832	(25,674)	$(490,139)	$(18,686)	$613,766	$2,589,773

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(in thousands of dollars)	2005	2004

Operating Activities
Net Income	$96,519	$104,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,874	25,596
Depreciation on operating lease assets	34,703	63,823
Amortization of mortgage servicing rights	4,761	5,351
Other depreciation and amortization	20,255	20,108
Mortgage servicing rights impairment (recoveries) charges	(3,760)	10,121
Deferred income tax expense	2,195	28,818
Decrease (increase) in trading account securities	209,495	(8,821)
Originations of loans held for sale	(418,494)	(363,121)
Principal payments on and proceeds from loans held for sale	389,031	359,433
Gains on sales of investment securities	(957)	(15,090)
Gains on sales of loans	—	(9,004)
Increase in cash surrender value of bank owned life insurance	(10,104)	(10,485)
Increase in payable to investors in securitized loans	12,304	48,672
Other, net	54,036	(65,708)

Net Cash Provided by Operating Activities	409,858	193,866

Investing Activities
Increase in interest bearing deposits in banks	(7,153)	(20,400)
Proceeds from:
Maturities and calls of investment securities	110,100	243,282
Sales of investment securities	672,375	450,890
Purchases of investment securities	(629,508)	(783,854)
Proceeds from sales/securitizations of loans	—	876,686
Net loan and lease originations, excluding sales	(678,043)	(1,138,911)
Purchases of operating lease assets	(3,388)	(1,556)
Proceeds from sale of operating lease assets	85,843	128,357
Proceeds from sale of premises and equipment	28	260
Purchases of premises and equipment	(12,708)	(13,432)
Proceeds from sales of other real estate	37,347	1,562

Net Cash Used for Investing Activities	(425,107)	(257,116)

Financing Activities
Increase in deposits	1,008,131	494,019
Decrease in short-term borrowings	(173,737)	(376,002)
Proceeds from issuance of subordinated notes	—	148,830
Maturity of subordinated notes	—	(100,000)
Proceeds from Federal Home Loan Bank advances	7,789	—
Maturity of Federal Home Loan Bank advances	(375,006)	—
Proceeds from issuance of long-term debt	—	175,000
Maturity of long-term debt	(860,000)	(250,000)
Dividends paid on common stock	(45,384)	(40,269)
Net proceeds from issuance of common stock	7,775	6,442

Net Cash (Used for) Provided by Financing Activities	(430,432)	58,020

Change in Cash and Cash Equivalents	(445,681)	(5,230)
Cash and Cash Equivalents at Beginning of Period	1,505,360	996,503

Cash and Cash Equivalents at End of Period	$1,059,679	$991,273

Supplemental disclosures:
Income taxes paid	$14,239	$849
Interest paid	123,706	98,694
Non-cash activities
Mortgage loans securitized	—	115,929
Common stock dividends accrued, paid in subsequent quarter	36,804	31,180

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC or Commission) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington’s 2004 Annual Report on Form 10-K (2004 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.

     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the 2005 presentation.

     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”

Note 2 – New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R) – Statement 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed pro forma net income under the preferable fair-value-based method. In its 2004 Form 10-K, Huntington disclosed adopting Statement 123R effective January 1, 2005. Subsequently however, new guidance was issued by the SEC that provides the option to postpone adoption of Statement 123R until the first annual reporting period that begins after June 15, 2005. As such, Huntington has postponed the adoption of Statement 123R until January 1, 2006. (The impact of adopting Statement 123R is described in Note 9.)

Staff Accounting Bulletin No. 107, Share Based Payments (SAB 107) – On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Huntington will adopt the provisions of SAB 107 in conjunction with the adoption of FAS 123R beginning January 1, 2006. (see Note 9.)

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) – In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. Huntington is currently evaluating the impact of adopting FIN 47.

Note 3 – Securities and Exchange Commission Formal Investigation

     On June 26, 2003, Huntington announced that the Securities and Exchange Commission staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. On August 9, 2004, Huntington announced the Company was in negotiations with the staff of the SEC regarding a settlement of the formal investigation and disclosed that it expected that a settlement of this matter, which is subject to approval by the SEC, would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty.

     On April 25, 2005, Huntington announced that it has proposed a settlement to the staff of the Securities and Exchange Commission regarding the resolution of its previously announced formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters, and that the staff has agreed to recommend the proposed settlement offer to the Commission. The proposed settlement, which is subject to approval by the Commission, is expected to involve the entry of an order requiring Huntington; its chief executive officer, Thomas E. Hoaglin; its former vice chairman and chief financial officer, Michael J. McMennamin; and its former controller, John Van Fleet, to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933. The proposed settlement would call for the payment of a $7.5 million civil money penalty by the company, which, if approved, would be distributed pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. This civil money penalty would have no current period financial impact on Huntington’s results, as reserves for this amount were established and expensed prior to December 31, 2004. The proposed settlement would also require the disgorgement of $360,000 by Hoaglin in respect of his previously paid 2002 annual bonus, and disgorgement of previously paid bonuses and prejudgment interest for McMennamin and Van Fleet of $265,215 and $26,660, respectively. In addition, Hoaglin, McMennamin, and Van Fleet would pay civil money penalties of $50,000; $75,000; and $25,000; respectively. The proposed settlement would also impose certain other relief with respect to McMennamin and Van Fleet.

     No assurances can be made as to final timing or outcome.

Note 4 – Formal Regulatory Supervisory Agreements

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.

     Management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Management believes that the changes it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

Note 5 – Pending Acquisition

     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio. On November 3, 2004, Huntington announced that it was negotiating a one-year extension of its pending merger agreement with Unizan. It was also announced that Huntington was withdrawing its current application with the FRBC to acquire Unizan and intends to resubmit the application for regulatory approval of the merger once Huntington has successfully resolved the pending SEC and banking regulatory concerns. On November 11, 2004, Huntington and Unizan jointly announced they had entered into an amendment to their January 26, 2004 merger agreement. The amendment extends the term of the agreement for one year from January 27, 2005 to January 27, 2006.

Note 6 — Investment Securities

     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at March 31, 2005, December 31, 2004, and March 31, 2004:

	March 31, 2005		December 31, 2004		March 31, 2004

	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$—	$—	$—	$—	$2,491	$2,493
1-5 years	24,739	24,376	24,233	24,304	24,478	25,410
6-10 years	248	260	754	832	51,239	51,352
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	24,987	24,636	24,987	25,136	78,208	79,255

Federal Agencies
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	17,649	17,296	1,362	1,390	17,487	17,939
6-10 years	20,835	20,442	38,814	38,589	183,551	187,976
Over 10 years	644,058	625,922	945,670	933,538	1,553,297	1,574,920

Total mortgage-backed	682,542	663,660	985,846	973,517	1,754,335	1,780,835

Other agencies
Under 1 year	—	—	500	503	106,087	107,195
1-5 years	535,760	522,427	535,502	530,670	779,563	798,034
6-10 years	450,231	430,329	450,952	441,072	403,006	403,441
Over 10 years	—	—	—	—	73,625	73,625

Total other agencies	985,991	952,756	986,954	972,245	1,362,281	1,382,295

Total U.S. Treasury and Federal Agencies	1,693,520	1,641,052	1,997,787	1,970,898	3,194,824	3,242,385

Municipal securities
Under 1 year	63	63	5,997	6,032	8,235	8,258
1-5 years	361	362	9,990	10,392	20,834	21,240
6-10 years	82,923	81,932	83,102	83,771	79,852	81,643
Over 10 years	309,063	309,442	311,525	316,029	312,325	316,026

Total municipal securities	392,410	391,799	410,614	416,224	421,246	427,167

Private Label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	435,931	428,839	462,394	458,027	569,776	574,002

Total Private Label CMO	435,931	428,839	462,394	458,027	569,776	574,002

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,000	30,000	30,000	30,000	30,075
6-10 years	6,385	6,419	8,084	8,155	11,780	11,783
Over 10 years	1,404,743	1,409,855	1,160,212	1,161,827	949,747	950,286

Total asset backed securities	1,441,128	1,446,274	1,198,296	1,199,982	991,527	992,144

Other
Under 1 year	2,100	2,109	2,100	2,118	500	742
1-5 years	11,005	11,219	9,102	9,384	9,317	9,724
6-10 years	2,655	2,622	2,913	2,980	3,259	3,391
Over 10 years	120,717	123,490	169,872	173,131	193,280	193,997
Retained interest in securitizations	—	—	—	—	5,365	6,050
Marketable equity securities	5,190	5,471	5,526	6,201	7,479	8,745

Total other	141,667	144,911	189,513	193,814	219,200	222,649

Total investment securities	$4,104,656	$4,052,875	$4,258,604	$4,238,945	$5,396,573	$5,458,347

     Based upon its assessment, Management does not believe any individual unrealized loss at March 31, 2005, represents an other-than-temporary impairment. In addition, Huntington has both the intent and ability to hold these securities for a time necessary to recover the amortized cost. There were no temporary impairments of any securities recognized in either of the three-month periods ended March 31, 2005 and 2004.

Note 7 – Other Comprehensive Income

     The components of Huntington’s Other Comprehensive Income in the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
(in thousands of dollars)	2005	2004

Unrealized holding gains and losses on securities available for sale arising during the period:
Unrealized net (losses) gains	$(31,165)	$62,066
Related tax benefit (expense)	10,998	(21,723)

Net	(20,167)	40,343

Reclassification adjustment for net gains from sales of securities available for sale realized during the period:
Realized net gains	(957)	(15,090)
Related tax expense	335	5,281

Net	(622)	(9,809)

Total unrealized holding (losses) gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income	(20,789)	30,534

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net gains (losses)	20,009	(18,034)
Related tax (expense) benefit	(7,003)	6,312

Net	13,006	(11,722)

Total Other Comprehensive (Loss) Income	$(7,783)	$18,812

     Activity in Accumulated Other Comprehensive Income for the three months ended March 31, 2005 and 2004 was as follows:

		Unrealized gains
		and losses on
		derivative
	Unrealized gains	instruments used
	and losses on	in cash flow
	securities available	hedging	Minimum pension
(in thousands of dollars)	for sale	relationships	liability	Total

Balance, December 31, 2003	$9,429	$(5,442)	$(1,309)	$2,678
Period change	30,534	(11,722)	—	18,812

Balance, March 31, 2004	$39,963	$(17,164)	$(1,309)	$21,490

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	(20,789)	13,006	—	(7,783)

Balance, March 31, 2005	$(33,472)	$17,258	$(2,472)	$(18,686)

Note 8 – Earnings per Share

     Basic earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares upon the exercise of stock options. The calculation of basic and diluted earnings per share for each of the three months ended March 31 is as follows:

	Three Months Ended
	March 31,
(in thousands of dollars, except per share amounts)	2005	2004

Net Income	$96,519	$104,173

Average common shares outstanding	231,824	229,227
Dilutive effect of common stock equivalents	3,229	3,688

Diluted Average Common Shares Outstanding	235,053	232,915

Earnings Per Share
Basic	$0.42	$0.45
Diluted	0.41	0.45

     The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.

     Options on approximately 2.6 million and 2.8 million shares were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $26.96 per share and $26.74 per share at the end of the same respective periods.

     On January 7, 2005, Huntington released from escrow 86,118 shares of Huntington common stock to former shareholders of LeaseNet, Inc., which were previously issued in September 2002. A total of 373,896 common shares, previously held in escrow, was returned to Huntington. All shares in escrow had been accounted for as treasury stock.

Note 9 – Stock-Based Compensation

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

	Three Months Ended
	March 31,
	2005	2004

Number of stock options granted during the period (in thousands)	96.9	35.0

Assumptions
Risk-free interest rate	4.13%	3.71%
Expected dividend yield	3.47	3.20
Expected volatility of Huntington’s common stock	26.3	30.9
Expected option term (years)	6.0	6.0

Pro Forma Results (in millions of dollars)
Net income, as reported	$96.5	$104.2
Pro forma expense, net of tax, related to options granted	(2.9)	(2.9)

Pro Forma Net Income	$93.6	$101.3

Net Income Per Common Share:
Basic, as reported	$0.42	$0.45
Basic, pro forma	0.40	0.44
Diluted, as reported	0.41	0.45
Diluted, pro forma	0.40	0.43

Note 10 – Benefit Plans

     Huntington sponsors the Huntington Bancshares Retirement Plan (the Plan), a non-contributory defined benefit pension plan covering substantially all employees. The Plan provides benefits based upon length of service and compensation levels. The funding policy of Huntington is to contribute an annual amount that is at least equal to the minimum funding requirements but not more than that deductible under the Internal Revenue Code. In addition, Huntington has an unfunded, defined benefit post-retirement plan (Post-Retirement Benefit Plan) that provides certain healthcare and life insurance benefits to retired employees who have attained the age of 55 and have at least 10 years of vesting service under this plan. For any employee retiring on or after January 1, 1993, post-retirement healthcare benefits are based upon the employee’s number of months of service and are limited to the actual cost of coverage. Life insurance benefits are a percentage of the employee’s base salary at the time of retirement, with a maximum of $50,000 of coverage.

     The following table shows the components of net periodic benefit expense:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands of dollars)	2005	2004	2005	2004

Service cost	$3,545	$3,038	$353	$324
Interest cost	4,753	4,370	778	802
Expected return on plan assets	(6,031)	(5,381)	—	—
Amortization of transition asset	(1)	—	276	276
Amortization of prior service cost	1	—	94	145
Settlements	—	1,000	—	—
Recognized net actuarial loss	2,673	1,984	—	—

Benefit Expense	$4,940	$5,011	$1,501	$1,547

     There is no expected minimum contribution for 2005 to the Plan. Although not required, Huntington made a contribution to the Plan of $63.7 million in April 2005. Expected contributions for 2005 for the Post-Retirement Benefit Plan are $4.0 million.

     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law.

     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.5 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively.

Note 11 – Commitments and Contingent Liabilities

Commitments to extend credit:

     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at March 31, 2005, December 31, 2004, and March 31, 2004, were as follows:

	March 31,	December 31,	March 31,
(in millions of dollars)	2005	2004	2004

Contract amount represents credit risk
Commitments to extend credit
Commercial	5,133	5,076	5,091
Consumer	3,095	2,928	2,729
Commercial real estate	880	340	668
Standby letters of credit	956	945	944
Commercial letters of credit	51	72	112

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

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.6 million, $4.1 million, and $3.4 million at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.

Commitments to sell loans:

     Huntington entered into forward contracts, relating to its mortgage banking business. At March 31, 2005, December 31, 2004, and March 31, 2004, Huntington had commitments to sell residential real estate loans of $388.5 million, $311.3 million, and $414.5 million, respectively. These contracts mature in less than one year.

Litigation:

     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position. (see Note 3.)

Note 12 – Stock Repurchase Plan

     Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 Repurchase Program and authorized Management to repurchase not more than 7,500,000 shares of Huntington common stock. As of March 31, 2005, there have been no share repurchases made under the 2004 Repurchase Program. On April 25, 2005, Huntington announced that it intends to reactivate its share repurchase program upon approval by the Commission of the proposed settlement offer to resolve the SEC formal investigation. It expects to repurchase these shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

Note 13 – Segment Reporting

     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes the Company’s Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.

     The following provides a brief description of the four operating segments of Huntington:

Regional Banking: This segment provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 335 branches, over 700 ATMs, plus Internet and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 61% and 78%, of total regional banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

Dealer Sales: This segment serves more than 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealership’s floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

Private Financial Group: This segment provides products and services designed to meet the needs of the Company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services.

Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities, bank owned life insurance, and mezzanine loans originated through Huntington Capital Markets.

Use of Operating Earnings to Measure Segment Performance

     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment and to determine the success of strategies and future earnings capabilities. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items listed in the reconciliation table below. For the three months ending March 31, 2005, operating earnings were the same as reported GAAP earnings.

     Listed below is certain operating basis financial information reconciled to Huntington’s first quarter 2005 and 2004 reported results by line of business.

	Three Months Ended March 31,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFG	Other	Consolidated

2005
Net interest income	$185,203	$37,907	$13,926	$(1,838)	$235,198
Provision for credit losses	(12,260)	(6,825)	300	(1,089)	(19,874)
Non-interest income	71,353	53,143	31,106	12,448	168,050
Non-interest expense	(149,638)	(56,599)	(29,868)	(22,172)	(258,277)
Income taxes	(33,130)	(9,669)	(5,412)	19,633	(28,578)

Operating earnings and net income, as reported	$61,528	$17,957	$10,052	$6,982	$96,519

2004
Net interest income	$157,325	$35,069	$12,416	$17,875	$222,685
Provision for credit losses	(2,105)	(21,655)	556	(2,392)	(25,596)
Non-interest income	72,051	96,445	28,635	21,504	218,635
Non-interest expense	(146,915)	(91,369)	(29,461)	(17,909)	(285,654)
Income taxes	(28,125)	(6,472)	(4,251)	7,098	(31,750)

Operating earnings	52,231	12,018	7,895	26,176	98,320
Gain on sale of automobile loans, net of tax	—	6,146	—	(293)	5,853

Net income, as reported	$52,231	$18,164	$7,895	$25,883	$104,173

	Assets at			Deposits at
Balance Sheets	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions of dollars)	2005	2004	2004	2005	2004	2004

Regional Banking	$18,148	$17,809	$15,633	$17,523	$17,421	$15,937
Dealer Sales	6,091	6,100	6,609	69	75	76
PFG	1,655	1,649	1,491	1,139	1,176	1,061
Treasury / Other	6,289	7,007	7,306	3,040	2,096	1,915

Total	$32,183	$32,565	$31,039	$21,771	$20,768	$18,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as reinsuring credit life and disability insurance, and selling other insurance and financial products and services. Huntington’s banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, Pennsylvania, and Tennessee. Huntington has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary.

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

     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth below and under the heading “Business Risks” included in Item 1 of Huntington’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K), and other factors described in this report and from time-to-time in other filings with the Securities and Exchange Commission.

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

Risk Factors

     Huntington, like other financial companies, is subject to a number of risks, many of which are outside of Management’s control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect Huntington’s financial condition or results of operations, (3) liquidity risk, which is the risk that Huntington and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events. The description of Huntington’s business contained in Item 1 of its 2004 Form 10-K, while not all inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

SEC Formal Investigation

     On June 26, 2003, Huntington announced that the Securities and Exchange Commission (SEC or Commission) staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. On August 9, 2004, Huntington announced the Company was in negotiations with the staff of the SEC regarding a settlement of the formal investigation and disclosed that it expected that a settlement of this matter, which is subject to approval by the SEC, would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty.

     On April 25, 2005, Huntington announced that it has proposed a settlement to the staff of the Securities and Exchange Commission regarding the resolution of its previously announced formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters, and that the staff has agreed to recommend the proposed settlement offer to the Commission. The proposed settlement, which is subject to approval by the Commission, is expected to involve the entry of an order requiring Huntington; its chief executive officer, Thomas E. Hoaglin; its former vice chairman and chief financial officer, Michael J. McMennamin; and its former controller, John Van Fleet, to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933. The proposed settlement would call for the payment of a $7.5 million civil money penalty by the company, which, if approved, would be distributed pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. This civil money penalty would have no current period financial impact on Huntington’s results, as reserves for this amount were established and expensed prior to December 31, 2004. The proposed settlement would also require the disgorgement of $360,000 by Hoaglin in respect of his previously paid 2002 annual bonus, and disgorgement of previously paid bonuses and prejudgment interest for McMennamin and Van Fleet of $265,215 and $26,660, respectively. In addition, Hoaglin, McMennamin, and Van Fleet would pay civil money penalties of $50,000; $75,000; and $25,000; respectively. The proposed settlement would also impose certain other relief with respect to McMennamin and Van Fleet.

     No assurances can be made as to final timing or outcome.

Formal Regulatory Supervisory Agreements

     On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the Federal Reserve Bank of Cleveland (FRBC) and the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.

     Management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively.

     As announced November 12, 2004, Huntington and Unizan Financial Corp. (Unizan) have entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, and Huntington has withdrawn its application with the Federal Reserve to acquire Unizan. On March 1, 2005, Huntington announced that it intends to resubmit the application for regulatory approval of the merger once the regulatory written agreements have been terminated. No assurance, however, can be provided as to the ultimate timing or outcome of these matters.

SUMMARY DISCUSSION OF RESULTS

     Huntington’s 2005 first quarter earnings were $96.5 million, or $0.41 per common share, down 7% from $104.2 million, and down 9% from $0.45 per common share in the year-ago quarter. Compared with 2004 fourth quarter net income of $91.1 million and $0.39 per common share, 2005 first quarter earnings and earnings per share were up 6% and 5%, respectively.

     The return on average assets (ROA) and return on average equity (ROE) were 1.20% and 15.5%, respectively, in the current quarter, down from 1.36% and 18.4%, respectively, in the year-ago quarter, but up from 1.13% and 14.6%, respectively, in the 2004 fourth quarter. (see Table 1.)

Management’s Summary Review of 2005 First Quarter Performance versus 2004 First and Fourth Quarters

     First quarter earnings per share performance of $0.41 was slightly below Management’s expectations. Management was pleased with loan and deposit growth, and a stable net interest margin and expense levels, but was disappointed with the weakness in fee revenue and one significant commercial loan net charge-off.

     Loan growth grew strongly across all regions and loan categories. Deposits increased and the Company added new customers. Average total loans and leases were 11% higher than in the year-ago quarter. Compared with the 2004 fourth quarter, average total loans grew at a 14% annualized rate, reflecting 15% and 14% annualized growth in average total consumer and total commercial loans, respectively.

     Average core deposits were 10% higher than a year ago. Compared with the fourth quarter, average core deposits increased at a 3% annualized growth rate. A slow down in first quarter core deposit growth is typical due to seasonal factors. However, this year’s 3% linked quarter annualized increase compared very favorably to the 2% annualized decrease in the year-earlier quarter. Importantly, the number of the Company’s consumer demand deposit households and small business demand deposit relationships both continued their positive growth trends and were 3% and 9% higher than a year ago, respectively.

     Management was pleased with the relative stability of the net interest margin, as it declined only one basis point to 3.31% from the fourth quarter’s 3.38% level after taking into account a 6 basis point one-time positive impact to the fourth quarter net interest margin from a funding adjustment. The Company expects the net interest margin to improve slightly over the rest of the year from the current quarter’s level. This margin improvement, along with anticipated loan growth, is expected to be key drivers of higher revenue in coming quarters.

     Certain fee income categories declined from the prior period more than anticipated. In particular, other income declined, reflecting soft equity markets which resulted in lower equity investment gains in the current quarter compared with gains in the fourth quarter. In addition, both commercial and personal service charge income declined consistent with recent industry trends.

     Management was also pleased with overall credit quality performance, although annualized net charge-offs at 0.47% was higher than the 0.36% level in the 2004 fourth quarter, reflecting the negative impact from a single middle market commercial credit charge-off. Non-performing assets (NPAs) declined, as expected, and were only $73.3 million, or 0.30% of total loans and leases and other real estate at quarter-end, down from 0.46% at year end, and were the lowest level in many years. Improvement in the economic outlook and a reduction in specific reserves due to charge-offs resulted in a decline in the loan loss reserve ratio to 1.09% from 1.15% at year-end. In spite of this decline in the loan loss reserve ratio, the allowance strengthened in relation to the level of non-performing loans (NPL) as the NPL coverage ratio increased to 441%, up from 424% at the end of the fourth quarter, and remains among the highest in the Company’s peer group.

     The capital position continued to strengthen. At March 31, 2005, the tangible common equity to risk-weighted assets ratio was 7.83%, down from 7.86% at year-end.

Table 1 — Selected Quarterly Income Statement Data

	2005	2004				1Q05 vs 1Q04

(in thousands of dollars, except per share amounts)	First	Fourth	Third	Second	First	Amount	Percent

Interest income	$376,105	$359,215	$338,002	$324,167	$325,931	$50,174	15.4%
Interest expense	140,907	120,147	110,944	101,604	103,246	37,661	36.5

Net interest income	235,198	239,068	227,058	222,563	222,685	12,513	5.6
Provision for credit losses	19,874	12,654	11,785	5,027	25,596	(5,722)	(22.4)

Net interest income after provision for credit losses	215,324	226,414	215,273	217,536	197,089	18,235	9.3

Operating lease income	46,732	55,106	64,412	78,706	88,867	(42,135)	(47.4)
Service charges on deposit accounts	39,418	41,747	43,935	43,596	41,837	(2,419)	(5.8)
Trust services	18,196	17,315	17,064	16,708	16,323	1,873	11.5
Brokerage and insurance income	13,026	12,879	13,200	13,523	15,197	(2,171)	(14.3)
Bank owned life insurance income	10,104	10,484	10,019	11,309	10,485	(381)	(3.6)
Other service charges and fees	10,159	10,617	10,799	10,645	9,513	646	6.8
Mortgage banking	12,061	8,822	4,448	23,322	(4,296)	16,357	N.M.
Securities gains (losses)	957	2,100	7,803	(9,230)	15,090	(14,133)	(93.7)
Gain on sales of automobile loans	—	—	312	4,890	9,004	(9,004)	N.M.
Other income	17,397	23,870	17,899	24,659	25,619	(8,222)	(32.1)

Total non-interest income	168,050	182,940	189,891	218,128	227,639	(59,589)	(26.2)

Personnel costs	123,981	122,738	121,729	119,715	121,624	2,357	1.9
Operating lease expense	37,948	48,320	54,885	62,563	70,710	(32,762)	(46.3)
Net occupancy	19,242	26,082	16,838	16,258	16,763	2,479	14.8
Outside data processing and other services	18,770	18,563	17,527	17,563	18,462	308	1.7
Equipment	15,863	15,733	15,295	16,228	16,086	(223)	(1.4)
Professional services	9,459	9,522	12,219	7,836	7,299	2,160	29.6
Marketing	6,454	5,581	5,000	8,069	7,839	(1,385)	(17.7)
Telecommunications	4,882	4,596	5,359	4,638	5,194	(312)	(6.0)
Printing and supplies	3,094	3,148	3,201	3,098	3,016	78	2.6
Amortization of intangibles	204	205	204	204	204	—	—
Restructuring reserve releases	—	—	(1,151)	—	—	—	—
Other expense	18,380	26,526	22,317	25,981	18,457	(77)	(0.4)

Total non-interest expense	258,277	281,014	273,423	282,153	285,654	(27,377)	(9.6)

Income before income taxes	125,097	128,340	131,741	153,511	139,074	(13,977)	(10.1)
Provision for income taxes	28,578	37,201	38,255	43,384	34,901	(6,323)	(18.1)

Net income	$96,519	$91,139	$93,486	$110,127	$104,173	$(7,654)	(7.3)%

Average common shares — diluted	235,053	235,502	234,348	232,659	232,915	2,138	0.9%

Per common share
Net income — diluted	$0.41	$0.39	$0.40	$0.47	$0.45	$(0.04)	(8.9)
Cash dividends declared	0.200	0.200	0.200	0.175	0.175	0.025	14.3

Return on average total assets	1.20%	1.13%	1.18%	1.41%	1.36%	(0.16)%	(11.8)
Return on average total shareholders’ equity	15.5	14.6	15.4	19.1	18.4	(2.9)	(15.8)
Net interest margin (1)	3.31	3.38	3.30	3.29	3.36	(0.05)	(1.5)
Efficiency ratio (2)	63.7	66.4	66.3	62.3	65.1	(1.4)	(2.2)
Effective tax rate	22.8	29.0	29.0	28.3	25.1	(2.3)	(9.2)

Revenue — fully taxable equivalent (FTE)
Net interest income	$235,198	$239,068	$227,058	$222,563	$222,685	$12,513	5.6
FTE adjustment	2,861	2,847	2,864	2,919	3,023	(162)	(5.4)

Net interest income (1)	238,059	241,915	229,922	225,482	225,708	12,351	5.5
Non-interest income	168,050	182,940	189,891	218,128	227,639	(59,589)	(26.2)

Total revenue (1)	$406,109	$424,855	$419,813	$443,610	$453,347	$(47,238)	(10.4)%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Significant Factors Influencing Financial Performance Comparisons

     Earnings comparisons from the beginning of 2004 through the first three months of 2005 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Those key factors are summarized below.

1.	Automobile leases originated through April 2002 are accounted for as operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new operating leases originated since April 2002, the operating lease assets have declined rapidly and will eventually become immaterial, as will the related operating lease income and expense. However, since operating lease income and expense represented a significant percentage of total non-interest income and expense, respectively, throughout these reporting periods, their downward trend influenced total non-interest income and non-interest expense trends.

In contrast, automobile leases originated since April 2002 are accounted for as direct financing leases, an interest-bearing asset included in total loans and leases with the related income reflected as interest income and included in the calculation of the net interest margin. Credit charge-offs and recoveries are reflected in the allowance for loan and lease losses (ALLL), with related changes in the ALLL reflected in the provision for credit losses. The relative newness and rapid growth of the direct financing lease portfolio has resulted in higher reported automobile lease growth rates than in a more mature portfolio. To better understand overall trends in automobile lease exposure, it is helpful to compare trends in the combined total of direct financing leases plus operating leases (see the Company’s 2004 Form 10-K for additional discussion).

2.	Generally recovering economic environment throughout this period. This has been reflected in improving demand for loans, including middle market commercial and industrial (C&I) loans, most notably beginning in the second half of 2004, as well as contributing to good growth in other consumer portfolios. This recovering trend has also been a contributing factor to generally improving credit quality performance throughout this period.

3.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels throughout this period have remained low by historical standards. Nevertheless, they have been generally increasing which has impacted the valuation of MSRs. MSRs are volatile when rates change.

•	Since the second quarter of 2002, the Company generally has retained the servicing on mortgage loans it originates and sells. The mortgage servicing right (MSR) represents the present value of expected future net servicing income for the loan. MSR values are very sensitive to movements in interest rates. Expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines and becomes impaired when the valuation is less than the recorded book value. The Company recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously reported MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income throughout this period.

•	The Company uses gains or losses on investment securities, and beginning in 2004 gains or losses and net interest income on trading account assets, to offset MSR temporary valuation changes. Valuation of trading and investment securities generally reacts to interest rate changes in an opposite direction compared with MSR valuations. As a result, changes in interest rate levels that impacted MSR valuations also resulted in securities or trading gains or losses. As such, in quarters where an MSR temporary impairment is recognized, investment securities and/or trading account assets are sold resulting in a gain on sale, and vice versa. Investment securities gains or losses are reflected in the income statement in a single non-interest income line item, whereas trading gains or losses are a component of other non-interest income on the income statement. The earnings impact of the MSR valuation change, and the combination of securities and/or trading gains/losses may not exactly offset due to, among other factors, valuation changes may differ in magnitude or the timing of when the MSR valuation is determined and recorded, may differ from when the securities are sold and any gain or loss is recorded. (see Table 2.)

4.	The sale of automobile loans with the objective of lowering the volatility of earnings. A key strategy over this time period was to lower the credit exposure to automobile loans and leases to 20% or less of total credit exposure, primarily by selling automobile loans. These sales of higher-rate, higher-risk loans impact results in a number of ways including: lower growth rates in automobile, total consumer, and total Company loans; the generation of gains reflected in non-interest income; lower net interest income than otherwise would be the case if the loans were not sold; and lower net interest margin. (see Table 2.)

5.	Commercial charge-off and recovery. A single commercial credit recovery in the 2004 second quarter on a loan previously charged off in the 2002 fourth quarter favorably impacted the 2004 second quarter provision expense (see Table 11), as well as middle-market commercial and industrial, total commercial, and total net charge-offs for the quarter. (see Table 12.) In addition, in the 2005 first quarter, a single commercial credit was charged-off. This impacted 2005 first quarter total net charge-offs as well as this quarter’s provision expense. (see Tables 2, 11, and 12.)

6.	SEC formal investigation-related expenses and accruals. On June 26, 2003, Huntington announced that the Securities and Exchange Commission staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. On August 9, 2004, Huntington announced the Company was in negotiations with the staff of the SEC regarding a settlement of the formal investigation and disclosed that it expected that a settlement of this matter, which is subject to approval by the SEC, would involve the entry of an order requiring, among other possible matters, Huntington to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933, along with the imposition of a civil money penalty.

On April 25, 2005, Huntington announced that it has proposed a settlement to the staff of the Securities and Exchange Commission regarding the resolution of its previously announced formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters, and that the staff has agreed to recommend the proposed settlement offer to the Commission. The proposed settlement, which is subject to approval by the Commission, is expected to involve the entry of an order requiring Huntington; its chief executive officer, Thomas E. Hoaglin; its former vice chairman and chief financial officer, Michael J. McMennamin; and its former controller, John Van Fleet, to comply with various provisions of the Securities Exchange Act of 1934 and the Securities Act of 1933. The proposed settlement would call for the payment of a $7.5 million civil money penalty by the company, which, if approved, would be distributed pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. This civil money penalty would have no current period financial impact on Huntington’s results, as reserves for this amount were established and expensed prior to December 31, 2004. The proposed settlement would also require the disgorgement of $360,000 by Hoaglin in respect of his previously paid 2002 annual bonus, and disgorgement of previously paid bonuses and prejudgment interest for McMennamin and Van Fleet of $265,215 and $26,660, respectively. In addition, Hoaglin, McMennamin, and Van Fleet would pay civil money penalties of $50,000; $75,000; and $25,000; respectively. The proposed settlement would also impose certain other relief with respect to McMennamin and Van Fleet.

No assurances can be made as to final timing or outcome. (see Table 2.)

7.	Banking regulatory formal written agreements. On March 1, 2005, Huntington announced that it had entered into formal written agreements with its banking regulators, the FRBC and the OCC, providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.

Management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. (see Table 2.) Management believes that the changes it has already made, and is in the process of making, will address these issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

8.	Unizan acquisition system conversion expenses. As announced November 12, 2004, Huntington and Unizan have entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, and Huntington has withdrawn its application with the Federal Reserve to acquire Unizan. On March 1, 2005, Huntington announced that it intends to resubmit the application for regulatory approval of the merger once the regulatory written agreements have been terminated. No assurance, however, can be provided as to the ultimate timing or outcome of these matters.

In the 2004 third and fourth quarters, the Company recorded certain integration planning and system conversion expenses, which totaled $3.6 million, related to this pending acquisition. (see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements.)

9.	Property lease impairment. As a result of the 2004 fourth quarter property valuation review, a $7.8 million property lease impairment was recognized in net occupancy expense. (see Table 2.)

10.	Adjustment to consolidated securitization. In the 2003 third quarter, an automobile securitization trust was consolidated with the adoption of FIN 46. Related to the trust were two foreign companies that were also consolidated. In the 2004 fourth quarter, the Company learned of adjustments related to earnings that these entities had realized on the invested cash that remains offshore. Since the residual earnings offset the funding cost of this structure, this funding cost adjustment lowered interest expense by $3.7 million in the fourth quarter. (see Table 2.)

11.	Effective tax rate. The 2005 first quarter effective tax rate included the after-tax positive impact on net income due to a federal tax loss carry back, tax exempt income, bank owned life insurance, asset securitization activities, and general business credits from investment in low income housing and historic property partnerships. The lower effective tax rate is expected to impact each quarter of 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate slightly below 30%.

     Significant 2005 first quarter performance highlights included:

•	$6.4 million after-tax ($0.03 earnings per share) positive impact on net income reflecting the recognition of the effect of federal tax refunds on income tax expense. These federal tax refunds resulted from the ability to carry back federal tax losses to prior-years.

•	$6.4 million pre-tax ($0.02 earnings per share) unfavorable impact to provision expense, relating to a $14.2 million middle market commercial charge-off, net of $7.8 million of allocated reserves.

•	$2.0 million pre-tax ($0.01 earnings per share) unfavorable impact from SEC and regulatory-related expenses.

     The following table quantifies the earnings impact of the significant factors noted in #3-11 above on the specified periods.

Table 2 — Significant Items Influencing Earnings Performance Comparisons

	Impact (1)
(in millions, except per share amounts)	Earnings (2)	EPS

Three Months Ended:

March 31, 2005 - GAAP earnings (3)	$125.1	$0.41
Federal tax loss carry back	6.4 (4)	0.03
Single C&I charge-off impact, net of allocated reserves	(6.4)	(0.02)
SEC and regulatory related expenses	(2.0)	(0.01)

December 31, 2004 - GAAP earnings	$128.3	$0.39
SEC related expenses and accruals	(6.5)	(0.03)
Property lease impairment	(7.8)	(0.02)
Funding cost adjustment	3.7	0.01

March 31, 2004 - GAAP earnings	$139.1	$0.45
Gain of sale of $868 million of automobile loans	9.0	0.03
Mortgage servicing right temporary impairment	(10.1)	(0.03)
Investment securities gain on sale	15.1	0.04

(1)	Favorable (unfavorable) impact on GAAP earnings

(2)	Pre-tax unless otherwise noted

(3)	Includes significant items with $0.01 EPS impact or greater

(4)	After-tax

RESULTS OF OPERATIONS

Net Interest Income

(This section should be read in conjunction with Significant Factors 1-4 and 10.)

2005 First Quarter versus 2004 First Quarter

     Fully taxable equivalent net interest income increased $12.4 million, or 5%, from the year-ago quarter, reflecting the favorable impact of an 8% increase in average earning assets, partially offset by a 5 basis point, or an effective 1%, decline in the net interest margin. The fully taxable equivalent net interest margin decreased to 3.31% from 3.36% in the year-ago quarter. The decline from the year-ago quarter reflected the impact of the strategic repositioning of portfolios to reduce automobile loans and increase the relative proportion of lower-rate, lower-risk, residential real estate-related loans.

     The net interest margin was also adversely impacted by higher-than-normal levels of short-term assets. These assets averaged $0.3 billion for the quarter and reduced net interest income by $0.4 million and reduced the net interest margin by 5 basis points. The excess short-term assets resulted from a decision made in the fourth quarter of 2004 to fund maturities of long-term debt in the first quarter of 2005, by issuing negotiable certificates of deposit and medium-term bank notes. Short-term assets at March 31, 2005, represents a level that Management expects for the remainder of 2005.

     Average total loans and leases increased $2.4 billion, or 11%, from the 2004 first quarter due primarily to a $1.5 billion, or 13%, increase in average consumer loans. Contributing to the consumer loan growth were a $1.2 billion, or 47%, increase in average residential mortgages and a $0.8 billion, or 20%, increase in average home equity loans.

     Average total automobile loans declined $1.0 billion, or 34%, from the year-ago quarter reflecting the sale of $1.5 billion of automobile loans over this 12-month period as part of a strategy of reducing automobile loan and lease exposure as a percent of total credit exposure. Partially offsetting the decline in automobile loans was growth in direct financing leases due to the migration from operating lease assets, which have not been originated since April 2002. Average direct financing leases increased $0.5 billion, or 24%, from the year-ago quarter.

     Average total commercial loans were $10.4 billion, up $0.9 billion, or 9%, from the year-ago quarter. This increase reflected a $0.4 billion, or 12%, increase in middle market real estate loans and a $0.3 billion, or 6%, increase in middle market commercial and industrial loans. Average small business loans, which include both commercial and industrial and commercial real estate loans, increased $0.2 billion, or 11%, reflecting continued success in meeting the needs of this targeted segment.

     Average total core deposits in the first quarter were $17.0 billion, up $1.6 billion, or 10%, from the year-ago quarter, reflecting a $1.3 billion, or 20%, increase in average interest bearing demand deposit accounts, and a $0.3 billion, or 10%, increase in non-interest bearing deposits.

     Tables 3 and 4 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities:

Table 3 — Condensed Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2005	2004				1Q05 vs 1Q04
(in millions of dollars)	First	Fourth	Third	Second	First	Amount	Percent

Assets
Interest bearing deposits in banks	$53	$60	$55	$69	$79	$(26)	(32.9)%
Trading account securities	200	228	148	28	16	184	N.M.
Federal funds sold and securities purchased under resale agreements	475	695	318	168	92	383	N.M.
Loans held for sale	203	229	283	254	207	(4)	(1.9)
Investment securities:
Taxable	3,932	3,858	4,340	4,861	4,646	(714)	(15.4)
Tax-exempt	409	404	398	410	437	(28)	(6.4)

Total investment securities	4,341	4,262	4,738	5,271	5,083	(742)	(14.6)
Loans and leases: (1)
Commercial:
Middle market commercial and industrial	4,710	4,503	4,298	4,555	4,440	270	6.1
Construction	1,642	1,577	1,514	1,272	1,276	366	28.7
Commercial	1,883	1,852	1,913	1,919	1,873	10	0.5

Middle market commercial real estate	3,525	3,429	3,427	3,191	3,149	376	11.9
Small business commercial and industrial and commercial real estate	2,183	2,136	2,081	2,018	1,974	209	10.6

Total commercial	10,418	10,068	9,806	9,764	9,563	855	8.9

Consumer:
Automobile loans	2,008	1,913	1,857	2,337	3,041	(1,033)	(34.0)
Automobile leases	2,461	2,388	2,250	2,139	1,988	473	23.8

Automobile loans and leases	4,469	4,301	4,107	4,476	5,029	(560)	(11.1)
Home equity	4,570	4,489	4,337	4,107	3,810	760	19.9
Residential mortgage	3,919	3,695	3,484	2,986	2,674	1,245	46.6
Other loans	480	479	461	434	426	54	12.7

Total consumer	13,438	12,964	12,389	12,003	11,939	1,499	12.6

Total loans and leases	23,856	23,032	22,195	21,767	21,502	2,354	10.9
Allowance for loan and lease losses	(282)	(283)	(288)	(310)	(313)	31	9.9

Net loans and leases	23,574	22,749	21,907	21,457	21,189	2,385	11.3

Total earning assets	29,128	28,506	27,737	27,557	26,979	2,149	8.0

Operating lease assets	529	648	800	977	1,166	(637)	(54.6)
Cash and due from banks	909	880	928	772	740	169	22.8
Intangible assets	218	216	216	216	217	1	0.5
All other assets	2,079	2,094	2,066	2,101	2,046	33	1.6

Total Assets	$32,581	$32,061	$31,459	$31,313	$30,835	$1,746	5.7%

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$3,314	$3,401	$3,276	$3,223	$3,017	$297	9.8%
Interest bearing demand deposits	7,925	7,658	7,384	7,168	6,609	1,316	19.9
Savings and other domestic time deposits	3,309	3,395	3,436	3,439	3,456	(147)	(4.3)
Retail certificates of deposit	2,496	2,454	2,414	2,400	2,399	97	4.0

Total core deposits	17,044	16,908	16,510	16,230	15,481	1,563	10.1
Domestic time deposits of $100,000 or more	1,249	990	886	795	788	461	58.5
Brokered time deposits and negotiable CDs	2,728	1,948	1,755	1,737	1,907	821	43.1
Foreign time deposits	442	465	476	542	549	(107)	(19.5)

Total deposits	21,463	20,311	19,627	19,304	18,725	2,738	14.6
Short-term borrowings	1,179	1,302	1,342	1,396	1,603	(424)	(26.5)
Federal Home Loan Bank advances	1,196	1,270	1,270	1,270	1,273	(77)	(6.0)
Subordinated notes and other long-term debt	4,517	5,099	5,244	5,623	5,557	(1,040)	(18.7)

Total interest bearing liabilities	25,041	24,581	24,207	24,370	24,141	900	3.7

All other liabilities	1,699	1,598	1,564	1,397	1,399	300	21.4
Shareholders’ equity	2,527	2,481	2,412	2,323	2,278	249	10.9

Total Liabilities and Shareholders’ Equity	$32,581	$32,061	$31,459	$31,313	$30,835	$1,746	5.7%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 4 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates(2)
	2005	2004
Fully taxable equivalent basis (1)	First	Fourth	Third	Second	First

Assets
Interest bearing deposits in banks	1.88%	1.61%	0.91%	1.05%	0.71%
Trading account securities	4.14	4.15	4.44	3.02	3.98
Federal funds sold and securities purchased under resale agreements	2.36	1.99	1.53	1.21	1.41
Loans held for sale	5.55	5.69	5.25	5.17	5.33
Investment securities:
Taxable	3.87	3.77	3.83	3.83	4.06
Tax-exempt	6.73	6.89	7.06	7.07	6.88

Total investment securities	4.14	4.07	4.10	4.09	4.30
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	5.02	4.80	4.46	4.05	4.33
Construction	5.13	4.65	4.13	3.73	3.68
Commercial	5.15	4.80	4.45	4.20	4.31

Middle market commercial real estate	5.14	4.73	4.31	4.02	4.05
Small business commercial and industrial and commercial real estate	5.81	5.67	5.45	5.33	5.46

Total commercial	5.23	4.96	4.62	4.30	4.47

Consumer:
Automobile loans	6.83	7.31	7.65	7.20	6.93
Automobile leases	4.92	5.00	5.02	5.06	4.94

Automobile loans and leases	5.78	6.02	6.21	6.17	6.14
Home equity	5.60	5.30	4.84	4.75	4.69
Residential mortgage	5.55	5.53	5.48	5.40	5.51
Other loans	6.42	6.87	6.54	6.21	5.83

Total consumer	5.67	5.66	5.54	5.49	5.52

Total loans and leases	5.48	5.34	5.12	4.95	5.04

Total earning assets	5.21%	5.05%	4.89%	4.76%	4.89%

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	—%	—%	—%	—%	—%
Interest bearing demand deposits	1.45	1.21	1.06	0.94	0.88
Savings and other domestic time deposits	1.27	1.26	1.24	1.23	1.41
Retail certificates of deposit	3.43	3.38	3.32	3.27	3.47

Total core deposits	1.76	1.62	1.52	1.45	1.53
Domestic time deposits of $100,000 or more	2.92	2.51	2.40	2.37	2.14
Brokered time deposits and negotiable CDs	2.80	2.26	1.84	1.57	1.51
Foreign time deposits	1.41	0.98	0.83	0.76	0.72

Total deposits	1.99	1.73	1.58	1.48	1.53
Short-term borrowings	1.66	1.17	0.92	0.80	0.83
Federal Home Loan Bank advances	2.90	2.68	2.60	2.52	2.50
Subordinated notes and other long-term debt	3.39	2.67	2.62	2.24	2.33

Total interest bearing liabilities	2.27%	1.94%	1.82%	1.66%	1.71%

Net interest rate spread	2.94%	3.11%	3.07%	3.10%	3.18%
Impact of non-interest bearing funds on margin	0.37	0.27	0.23	0.19	0.18

Net interest margin	3.31%	3.38%	3.30%	3.29%	3.36%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2005 First Quarter versus 2004 Fourth Quarter

     Compared with the 2004 fourth quarter, fully taxable equivalent net interest income decreased $3.9 million, or 2%, reflecting a 7 basis point decrease in the net interest margin to 3.31% from 3.38% in the 2004 fourth quarter, partially offset by the favorable impact of a 2% increase in average earning assets. As previously disclosed, the 2004 fourth quarter net interest margin reflected a favorable 6 basis point impact from a $3.7 million funding cost adjustment.

     Compared with the 2004 fourth quarter, average total loans and leases in the 2005 first quarter increased $0.8 billion, or 4%. Average total consumer loans accounted for slightly more than half of this increase as they increased $0.5 billion, or 4%, reflecting a $0.2 billion, or 6%, increase in residential mortgages and a $0.1 billion, or 2%, increase in average home equity loans. These sequential quarterly growth rates for both residential mortgages and home equity loans have generally trended lower over the last four quarters due to interest rates trending upward. In addition, average automobile loans and leases increased $0.2 billion, or 4%, due to growth in automobile loans and, to a slightly lesser degree, growth in direct financing leases. Automobile loan production increased 20% from the 2004 fourth quarter, which had been the lowest production quarter in recent history, but was 25% below the year-ago quarter production. The lower overall automobile loan production reflected continued aggressive competition in this sector. Average total commercial loans increased $0.4 billion, or 3%, led by a $0.2 billion, or 5%, increase in middle market commercial and industrial loans, reflecting the continued growth in attracting targeted commercial clients, as well as higher utilization rates. Average middle market real estate loans increased 3%, while small business loans increased 2%.

     Reflecting typical seasonal factors, average total core deposits increased $0.1 billion, or 1%, from the fourth quarter with interest bearing demand deposits increasing $0.3 billion, or 3%, and non-interest bearing deposits decreasing $0.1 billion, or 3%. This linked quarter performance was better than in the comparable 2004 first quarter period when average total core deposits declined slightly.

Provision for Credit Losses

(This section should be read in conjunction with Significant Factor 5 and the Credit Risk section.)

     The provision for credit losses combines the provision for loan and lease losses with the provision for losses on unfunded loan commitments. The provision for loan and lease losses is the expense necessary to maintain the ALLL at a level adequate to absorb Management’s estimate of probable credit losses in the loan and lease portfolio. The provision for losses on unfunded loan commitments is the expense necessary to maintain the AULC at a level adequate to absorb Management’s estimate of probable credit losses in the portfolio of unfunded loan commitments.

     The provision for credit losses for the 2005 first quarter totaled $19.9 million, down $5.7 million, or 22%, from the year-ago quarter, but up $7.2 million from the 2004 fourth quarter. The decline from the year-ago quarter primarily reflected improved overall credit quality as reflected in the reduction in the relative level of each component of the ALLL. The increase from the 2004 fourth quarter primarily reflected the impact of a middle market commercial and industrial charge-off in excess of allocated reserves.

Non-Interest Income

(This section should be read in conjunction with Significant Factor 1, 3, and 4.)

     Table 5 reflects non-interest income detail for each of the past five quarters.

Table 5 — Non-Interest Income

	2005	2004				1Q05 vs 1Q04
(in thousands of dollars)	First	Fourth	Third	Second	First	Amount	Percent

Service charges on deposit accounts	$39,418	$41,747	$43,935	$43,596	$41,837	$(2,419)	(5.8)%
Trust services	18,196	17,315	17,064	16,708	16,323	1,873	11.5
Brokerage and insurance income	13,026	12,879	13,200	13,523	15,197	(2,171)	(14.3)
Mortgage banking	12,061	8,822	4,448	23,322	(4,296)	16,357	N.M.
Other service charges and fees	10,159	10,617	10,799	10,645	9,513	646	6.8
Bank owned life insurance income	10,104	10,484	10,019	11,309	10,485	(381)	(3.6)
Securities gains (losses)	957	2,100	7,803	(9,230)	15,090	(14,133)	(93.7)
Other income	17,397	23,870	17,899	24,659	25,619	(8,222)	(32.1)

Sub-total before operating lease income	121,318	127,834	125,167	134,532	129,768	(8,450)	(6.5)
Operating lease income	46,732	55,106	64,412	78,706	88,867	(42,135)	(47.4)

Sub-total including operating lease income	168,050	182,940	189,579	213,238	218,635	(50,585)	(23.1)
Gain on sales of automobile loans	—	—	312	4,890	9,004	(9,004)	N.M.

Total non-interest income	$168,050	$182,940	$189,891	$218,128	$227,639	$(59,589)	(26.2)%

N.M., not a meaningful value.

2005 First Quarter versus 2004 First Quarter

     Non-interest income decreased $59.6 million, or 26%, from the year-ago quarter. Reflecting the run-off of the operating lease portfolio, operating lease income declined $42.1 million, or 47%, from the 2004 first quarter. Excluding operating lease income, non-interest income decreased $17.5 million, or 13%, from the year-ago quarter with the primary drivers being:

•	$14.1 million decline in investment securities gains with the current quarter reflecting only $1.0 million of such gains, compared with $15.1 million of such gains in the 2004 first quarter.

•	$9.0 million gain on sale of automobile loans in the year-ago quarter, with no such gains in the current quarter.

•	$8.2 million, or 32%, decline in other income primarily due to higher MSR hedge-related trading losses, lower investment banking income, and lower equity investment gains.

•	$2.4 million, or 6%, decline in service charges on deposit accounts with declines in commercial service charges and consumer service charges equally contributing to the decrease. Lower commercial service charges reflected a combination of lower activity and a preference by commercial customers to pay for services with higher compensating balances rather than fees as interest rates increase. The decline in consumer service charges primarily reflected lower personal non-sufficient funds (NSF) and overdraft service charges.

•	$2.2 million, or 14%, decline in brokerage and insurance income due to lower annuity sales.

Partially offset by:

•	$16.4 million increase in mortgage banking income primarily reflecting a $3.8 million MSR temporary impairment recovery in the current quarter compared with a $10.1 million MSR temporary impairment in the year-ago quarter and higher net secondary marketing income.

•	$1.9 million, or 11%, increase in trust services due to higher personal trust and mutual fund fees.

2005 First Quarter versus 2004 Fourth Quarter

     Compared with the 2004 fourth quarter, non-interest income declined $14.9 million, or 8%. Reflecting the run-off of the operating lease portfolio, operating lease income declined $8.4 million, or 15%, from the 2004 fourth quarter. Excluding operating lease income, non-interest income decreased $6.5 million, or 5%, from the 2004 fourth quarter with the primary drivers being:

•	$6.5 million, or 27%, decrease in other income primarily reflecting lower equity investment gains and lower investment banking income.

•	$2.3 million, or 6%, decrease in service charges on deposit accounts primarily reflecting seasonally lower personal NSF and overdraft service charges.

•	$1.1 million decline in investment securities gains with the current quarter reflecting only $1.0 million of such gains, compared with $2.1 million of such gains in the 2004 fourth quarter.

Partially offset by:

•	$3.2 million, or 37%, increase in mortgage banking income reflecting a $3.8 million MSR temporary impairment recovery in the current quarter, compared with a $0.7 million recovery in the 2004 fourth quarter.

•	$0.9 million, or 5%, increase in trust income reflecting a 12% increase in Huntington Fund fees and 5% increase in personal trust income, partially offset by a 34% seasonal decline in corporate trust fees from the fourth quarter. The 2005 first quarter represented the sixth consecutive quarterly increase in trust income. Trust assets increased 2% from the end of last year.

Non-Interest Expense

(This section should be read in conjunction with Significant Factor 1 and 6-9.)

          Table 6 reflects non-interest expense detail for each of the last five quarters.

Table 6 — Non-Interest Expense

	2005	2004				1Q05 vs 1Q04
(in thousands of dollars)	First	Fourth	Third	Second	First	Amount	Percent

Salaries	$96,239	$94,658	$96,456	$92,169	$92,985	$3,254	3.5%
Benefits	27,742	28,080	25,273	27,546	28,639	(897)	(3.1)

Personnel costs	123,981	122,738	121,729	119,715	121,624	2,357	1.9
Net occupancy	19,242	26,082	16,838	16,258	16,763	2,479	14.8
Outside data processing and other services	18,770	18,563	17,527	17,563	18,462	308	1.7
Equipment	15,863	15,733	15,295	16,228	16,086	(223)	(1.4)
Professional services	9,459	9,522	12,219	7,836	7,299	2,160	29.6
Marketing	6,454	5,581	5,000	8,069	7,839	(1,385)	(17.7)
Telecommunications	4,882	4,596	5,359	4,638	5,194	(312)	(6.0)
Printing and supplies	3,094	3,148	3,201	3,098	3,016	78	2.6
Amortization of intangibles	204	205	204	204	204	—	—
Other expense	18,380	26,526	22,317	25,981	18,457	(77)	(0.4)

Sub-total before operating lease expense	220,329	232,694	219,689	219,590	214,944	5,385	2.5
Operating lease expense	37,948	48,320	54,885	62,563	70,710	(32,762)	(46.3)

Sub-total including operating lease expense	258,277	281,014	274,574	282,153	285,654	(27,377)	(9.6)
Restructuring reserve releases	—	—	(1,151)	—	—	—	—

Total non-interest expense	$258,277	$281,014	$273,423	$282,153	$285,654	$(27,377)	(9.6)%

2005 First Quarter versus 2004 First Quarter

          Non-interest expense decreased $27.4 million, or 10%, from the year-ago quarter. Reflecting the run-off of the operating lease portfolios, operating lease expense declined $32.8 million, or 46%, from the 2004 first quarter. Excluding operating lease expense, non-interest expense increased $5.4 million, or 3%, from the year-ago quarter reflecting:

•	$2.5 million, or 15%, increase in net occupancy expense primarily reflecting a loss caused by a refinancing penalty of a real estate partnership minority interest, as well as lower rental income.

•	$2.4 million, or 2%, increase in personnel costs due to higher salary and incentive plan expenses, partially offset by lower sales commissions.

•	$2.2 million, or 30%, increase in professional services expenses primarily reflecting SEC investigation and regulatory-related expenses.

Partially offset by:

•	$1.4 million, or 18%, decline in marketing expense primarily reflecting lower print and television advertising expenses.

2005 First Quarter versus 2004 Fourth Quarter

          Compared with the 2004 fourth quarter, non-interest expense decreased $22.7 million, or 8%. Reflecting the run-off of the operating lease portfolios, operating lease expense declined $10.4 million, or 21%, from the 2004 fourth quarter. Excluding operating lease expense, non-interest expense decreased $12.4 million, or 5%, from the prior quarter reflecting:

•	$8.1 million, or 31%, decrease in other expense as the fourth quarter included a $5.5 million SEC-related accrual.

•	$6.8 million, or 26%, decrease in net occupancy as the 2004 fourth quarter included $7.8 million in property lease impairment and write-down on vacated facilities.

Partially offset by:

•	$1.2 million, or 1%, increase in personnel costs due to higher 2004 incentive plan expenses, partially offset by lower sales commissions.

Operating Lease Assets

(This section should be read in conjunction with Significant Factor 1 and Lease Residual Risk section.)

          Table 7 reflects operating lease assets performance detail for each of the last five quarters.

Table 7 — Operating Lease Performance

	2005	2004				1Q05 vs 1Q04
(in thousands of dollars)	First	Fourth	Third	Second	First	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$529,245	$647,970	$800,145	$976,626	$1,166,146	$(636,901)	(54.6)%

Income Statement:
Net rental income	$43,554	$51,016	$60,267	$72,402	$83,517	$(39,963)	(47.9)%
Fees	1,857	2,111	2,965	4,838	3,543	(1,686)	(47.6)
Recoveries — early terminations	1,321	1,979	1,180	1,466	1,807	(486)	(26.9)

Total operating lease income	46,732	55,106	64,412	78,706	88,867	(42,135)	(47.4)

Depreciation and residual losses at termination	34,703	45,293	49,917	57,412	63,823	(29,120)	(45.6)
Losses — early terminations	3,245	3,027	4,968	5,151	6,887	(3,642)	(52.9)

Total operating lease expense	37,948	48,320	54,885	62,563	70,710	(32,762)	(46.3)

Net earnings contribution	$8,784	$6,786	$9,527	$16,143	$18,157	$(9,373)	(51.6)%

Earnings ratios (1)
Net rental income	32.9%	31.5%	30.1%	29.7%	28.6%	4.3%	15.0%
Depreciation and residual losses at termination	26.2	28.0	25.0	23.5	21.9	4.3	19.6

(1)	As a percent of average operating lease assets, quarterly amounts annualized.

          Average operating lease assets in the 2005 first quarter were $0.5 billion, down $0.6 billion, or 55%, from the year-ago quarter and 18% from the 2004 fourth quarter. (For a discussion of operating lease accounting, residual value loss determination, and related residual value insurance, see the Operating Lease Assets section of the Company’s 2004 Form 10-K.)

Provision for Income Taxes

          The provision for income taxes in the first quarter of 2005 was $28.6 million and represented an effective tax rate on income before taxes of 22.8%. The provision for income taxes decreased $6.4 million from the year-ago quarter, primarily due to a reduction in pre-tax earnings, as well as, the recognition of the effect of federal tax refunds on income tax expense. These federal tax refunds resulted from the ability to carry back federal tax losses to prior-years. The effective tax rates in the year-ago quarter and fourth quarter of 2004 were 25.1% and 29.0%, respectively.

          Pursuant to APB 28, taxes for the full year are estimated and year-to-date accrual adjustments are made. Revisions to the full-year estimate of accrued taxes occur periodically due to changes in the tax rates, audit resolution with taxing authorities, and newly enacted statutory, judicial, and regulatory guidance. These changes, when they occur, affect accrued taxes and can result in fluctuations in the quarterly effective tax rate. Management reviews the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of Huntington’s tax positions. In addition, Management relies on various tax opinions, recent tax audits, and historical experience.

          In accordance with FAS 109, Accounting for Income Taxes, no deferred income taxes are to be recorded when a company intends to reinvest permanently the earnings from a foreign activity. As of March 31, 2005, the Company intended to reinvest permanently the earnings from its foreign asset securitization activities of approximately $98.0 million. In accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Act of 2004, at March 31, 2005, the range of possible amounts that Huntington is considering for repatriation in 2005 is between zero and $98.0 million. The related potential range of income tax is between zero and $5.1 million.

          During the first quarter of 2005, the Internal Revenue Service commenced the audit of Huntington’s consolidated federal income tax returns for tax years 2002 and 2003.

          In the ordinary course of business, the Company operates in various taxing jurisdictions and is subject to income tax. The effective tax rate is based in part on Management’s interpretation of the relevant current laws. Management believes the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements.

          The 2005 first quarter effective tax rate included the after-tax positive impact on net income due to the federal tax loss carry back, tax-exempt income, bank owned life insurance, asset securitization activities, and general business credits from investment in low income housing and historic property partnerships. The lower effective tax rate is expected to impact each quarter in 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate, slightly below 30%.

CREDIT RISK

          Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. The Company is subject to credit risk in lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of the Company’s credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is incidental to trading activities and represents a limited portion of the total risks associated with the investment portfolio. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification. These include origination/underwriting criteria, portfolio monitoring processes, and effective problem asset management (see Credit Risk Management section of the Company’s 2004 Form 10-K for additional discussion).

Credit Exposure Composition

          Compared with the year-ago period, the composition of the loan and lease portfolio at March 31, 2005, had changed such that lower credit risk home equity loans and residential mortgages represented 19% and 16%, respectively, of total credit exposure, up from 18% and 12%, respectively, a year earlier. Conversely, higher risk automobile exposure, which consists of automobile loans and leases, as well as operating lease assets, declined from 24% to 20% at March 31, 2005.

          At the beginning of the 2004 second quarter, the criteria for categorizing commercial loans as either C&I loans or CRE loans were clarified. The new criteria are based on the purpose of the loan. Previously, the categorization was based on the nature of the collateral securing, or partially securing, the loan. Under this new methodology, as new loans are originated or existing loans renewed, loans secured by owner-occupied real estate are categorized as C&I loans (previously CRE loans) and unsecured loans for the purpose of developing real estate are categorized as CRE loans (previously C&I loans). As a result of this change, $282 million in C&I loans were reclassified to CRE loans effective June 30, 2004. Prior periods were not reclassified. In addition, this change had no impact on the underlying credit quality of total commercial loans. Other than this one-time impact, the on-going use of this new methodology has not had a material impact on reported C&I and/or CRE loan growth rates.

          Table 8 reflects period-end loan and lease portfolio mix by type of loan or lease, as well as by business segment:

Table 8 — Credit Exposure Composition

	2005		2004
(in thousands of dollars)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Commercial:
Middle market commercial and industrial	$4,824,403	19.6%	$4,660,141	19.3%	$4,352,952	18.7%	$4,270,282	18.8%	$4,545,930	20.4%

Construction	1,647,999	6.7	1,592,125	6.6	1,538,135	6.6	1,501,248	6.6	1,282,420	5.8
Commercial	1,913,849	7.8	1,881,835	7.8	1,898,015	8.1	1,959,684	8.6	1,934,777	8.7

Middle market commercial real estate	3,561,848	14.5	3,473,960	14.4	3,436,150	14.7	3,460,932	15.2	3,217,197	14.5

Small business commercial and industrial and commercial real estate	2,204,278	8.9	2,168,877	8.9	2,124,602	9.2	2,060,259	9.1	1,988,818	8.9

Total commercial	10,590,529	43.0	10,302,978	42.6	9,913,704	42.6	9,791,473	43.1	9,751,945	43.8

Consumer:
Automobile loans	2,066,264	8.4	1,948,667	8.1	1,884,924	8.1	1,814,644	8.0	2,267,310	10.2
Automobile leases	2,476,098	10.0	2,443,455	10.1	2,316,801	9.9	2,184,633	9.6	2,065,883	9.3
Home equity	4,594,586	18.6	4,554,540	18.9	4,429,626	19.0	4,255,576	18.8	3,920,882	17.6
Residential mortgage	3,995,769	16.2	3,829,234	15.9	3,565,670	15.3	3,283,779	14.5	2,756,625	12.4
Other loans	483,219	1.9	481,403	2.0	476,534	2.0	445,564	2.1	430,982	1.8

Total consumer	13,615,936	55.1	13,257,299	55.0	12,673,555	54.3	11,984,196	53.0	11,441,682	51.3

Total loans and direct financing leases	$24,206,465	98.1	$23,560,277	97.6	$22,587,259	96.9	$21,775,669	96.1	$21,193,627	95.1

Operating lease assets	466,550	1.9	587,310	2.4	717,411	3.1	888,612	3.9	1,070,958	4.8
Securitized loans	—	—	—	—	—	—	—	—	27,573	0.1

Total credit exposure	$24,673,015	100.0%	$24,147,587	100.0%	$23,304,670	100.0%	$22,664,281	100.0%	$22,292,158	100.0%

Total automobile exposure (1)	$5,008,912	20.3%	$4,979,432	20.6%	$4,919,136	21.1%	$4,887,889	21.6%	$5,431,724	24.4%

By Business Segment (2)
Regional Banking:
Central Ohio	$6,410,873	26.0%	$6,239,021	25.8%	$5,950,999	25.5%	$5,655,836	25.0%	$4,986,411	22.4%
Northern Ohio	2,910,071	11.8	2,857,746	11.8	2,810,332	12.1	2,696,268	11.9	2,682,743	12.0
Southern Ohio / Kentucky	2,023,243	8.2	1,895,180	7.8	1,825,652	7.8	1,758,808	7.8	1,703,006	7.6
West Michigan	2,335,578	9.5	2,271,682	9.4	2,236,001	9.6	2,216,170	9.8	2,154,994	9.7
East Michigan	1,475,868	6.0	1,430,169	5.9	1,387,543	6.0	1,359,098	6.0	1,340,679	6.0
West Virginia	887,239	3.6	882,016	3.7	867,271	3.7	812,929	3.6	809,714	3.6
Indiana	997,052	4.0	961,700	4.0	862,833	3.7	811,431	3.6	752,850	3.4

Regional Banking	17,039,924	69.1	16,537,514	68.4	15,940,631	68.4	15,310,540	67.7	14,430,397	64.7
Dealer Sales	5,955,634	24.1	5,920,270	24.5	5,765,188	24.7	5,832,367	25.7	6,396,727	28.7
Private Financial Group	1,496,408	6.1	1,487,800	6.2	1,395,047	6.0	1,380,538	6.1	1,322,259	5.9
Treasury / Other	181,049	0.7	202,003	0.9	203,804	0.9	140,836	0.5	142,775	0.7

Total credit exposure	$24,673,015	100.0%	$24,147,587	100.0%	$23,304,670	100.0%	$22,664,281	100.0%	$22,292,158	100.0%

(1)	Sum of automobile loans and leases, operating lease assets, and securitized loans.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

Non-Performing Assets and Past Due Loans and Leases

(This section should be read in conjunction with Significant Factor 5.)

          Table 9 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters:

Table 9 — Non-Performing Assets and Past Due Loans and Leases

2005		2004
(in thousands of dollars)	March 31,	December 31,	September 30,	June 30,	March 31,

Non-accrual loans and leases:
Middle market commercial and industrial	$16,993	$24,179	$20,098	$24,336	$36,854
Middle market commercial real estate	6,682	4,582	14,717	11,122	16,097
Small business commercial and industrial and commercial real estate	16,387	14,601	12,087	12,368	12,124
Residential mortgage	12,498	13,545	13,197	13,952	12,052
Home equity (1)	7,333	7,055	7,685	—	—

Total non-performing loans and leases	59,893	63,962	67,784	61,778	77,127

Other real estate, net:
Residential	10,571	8,762	8,840	8,851	9,132
Commercial (2)	2,839	35,844	3,852	4,067	5,435

Total other real estate, net	13,410	44,606	12,692	12,918	14,567

Total non-performing assets	$73,303	$108,568	$80,476	$74,696	$91,694

Non-performing loans and leases as a % of total loans and leases	0.25%	0.27%	0.30%	0.28%	0.36%
Non-performing assets as a % of total loans and leases and other real estate	0.30	0.46	0.36	0.34	0.43

Allowance for loan and lease losses (ALLL) as % of:
Non-performing loans and leases (NPLs)	441	424	417	464	383
Non-performing assets (NPAs)	361	250	351	384	322

Total allowances for credit losses (ACL) as % of:
Non-performing loans and leases	494	476	461	515	425
Non-performing assets	404	280	389	426	357

Accruing loans and leases past due 90 days or more (1)	$50,086	$54,283	$53,456	$51,490	$59,697
Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.21%	0.23%	0.24%	0.24%	0.28%

(1)	As of September 30, 2004, the Company adopted a policy, consistent with its policy for residential mortgage loans, of placing home equity loans and lines on non-accrual status when they become greater than 180 days past due. In prior quarters, these balances were included in “Accruing loans and leases past due 90 days or more.”

(2)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in the first quarter of 2005.

          NPAs were $73.3 million at March 31, 2005, and represented only 0.30% of related assets, down $18.4 million from $91.7 million, or 0.43%, at the end of the year-ago quarter and down $35.3 million from $108.6 million, or 0.46%, at December 31, 2004. The decrease from the prior quarter reflected the expected first quarter sale of $35.7 million of other real estate owned (OREO) properties related to the previously disclosed workout of a troubled mezzanine financing relationship. Residential real estate NPAs, which historically have demonstrated less potential for subsequent losses, comprised 41% of total NPAs.

          Non-performing loans and leases (NPLs), which exclude OREO, were $59.9 million at March 31, 2005, down 22% from $77.1 million a year earlier and down 6% from the end of the fourth quarter including the impact of the sale of an $8.8 million pool of NPLs in the fourth quarter. Expressed as a percent of total loans and leases, NPLs were only 0.25% at March 31, 2005, down from 0.36% at March 31, 2004, and 0.27% at December 31, 2004.

          The over 90-day delinquent, but still accruing, ratio was 0.21% at March 31, 2005, down from 0.28% a year ago, and little changed from 0.23% at December 31, 2004.

Non-Performing Assets Activity

Table 10 — Non-Performing Asset Activity

2005		2004
(in thousands of dollars)	First	Fourth	Third	Second	First

Non-performing assets, beginning of period	$108,568	$80,476	$74,696	$91,694	$87,386
New non-performing assets (1) (2)	33,607	61,684	22,740	25,727	27,208
Returns to accruing status	(3,838)	(2,248)	—	(1,493)	(54)
Loan and lease losses	(17,281)	(8,578)	(5,424)	(12,872)	(10,463)
Payments	(10,404)	(8,829)	(10,202)	(13,571)	(10,717)
Sales(2)	(37,349)	(13,937)	(1,334)	(14,789)	(1,666)

Non-performing assets, end of period	$73,303	$108,568	$80,476	$74,696	$91,694

(1)	As of September 30, 2004, the Company adopted a policy, consistent with its policy for residential mortgage loans, of placing home equity loans and lines on non-accrual status when they become greater than 180 days past due. In prior quarters, these balances were included in “Accruing loans and leases past due 90 days or more.”

(2)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in the first quarter of 2005.

Allowances for Credit Losses (ACL) and Provision for Credit Losses

(This section should be read in conjunction with Significant Factor 1, 4-5, and the Credit Risk section.)

          The Company maintains two reserves, both of which are available to absorb possible credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments (AULC). When summed together, these reserves constitute the total allowances for credit losses (ACL). Table 11 reflects activity in the ALLL and AULC for the past five quarters:

Table 11 — Allowances for Credit Losses

2005		2004
(in thousands of dollars)	First	Fourth	Third	Second	First

Allowance for loan and leases losses, beginning of period	$271,211	$282,650	$286,935	$295,377	$299,732
Loan and lease losses	(37,213)	(31,737)	(26,366)	(30,845)	(37,167)
Recoveries of loans previously charged off	8,941	10,824	9,886	18,330	8,540

Net loan and lease losses	(28,272)	(20,913)	(16,480)	(12,515)	(28,627)

Provision for loan and lease losses	21,451	9,474	12,971	5,923	29,029
Allowance of assets sold and securitized	—	—	(776)	(1,850)	(4,757)

Allowance for loan and lease losses, end of period	$264,390	$271,211	$282,650	$286,935	$295,377

Allowance for unfunded loan commitments and letters of credit, beginning of period	$33,187	$30,007	$31,193	$32,089	$35,522

Provision for unfunded loan commitments and letters of credit losses	(1,577)	3,180	(1,186)	(896)	(3,433)

Allowance for unfunded loan commitments and letters of credit, end of period	$31,610	$33,187	$30,007	$31,193	$32,089

Total allowances for credit losses	$296,000	$304,398	$312,657	$318,128	$327,466

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.81%	0.78%	0.84%	0.86%	0.91%
Economic reserve	0.27	0.32	0.33	0.36	0.38
Specific reserve	0.01	0.05	0.08	0.10	0.10

Total loans and leases	1.09%	1.15%	1.25%	1.32%	1.39%

Total allowances for credit losses (ACL) as % of total loans and leases	1.22%	1.29%	1.38%	1.46%	1.55%

          The March 31, 2005, ALLL was $264.4 million, down from $295.4 million a year earlier and $271.2 million at December 31, 2004. Expressed as a percent of period-end loans and leases, the ALLL ratio at March 31, 2005, was 1.09%, down from 1.39% a year ago and 1.15% at December 31, 2004. These declines reflected the improvement in the economic outlook, the change in the mix of the loan portfolio to lower-risk residential mortgages and home equity loans, and the reduction of specific reserves related to improved or resolved individual problem commercial credits. Table 11 shows the change in the ALLL ratio from the 2004 first quarter and 2004 fourth quarter.

          The ALLL as a percent of NPAs was 361% at March 31, 2005, up from 322% a year ago, and 250% at December 31, 2004.

          The March 31, 2005, AULC was $31.6 million, down slightly from $32.1 million at the end of the year-ago quarter, and down from $33.2 million at December 31, 2004.

          On a combined basis, the ACL as a percent of total loans and leases was 1.22% at March 31, 2005, compared with 1.55% a year earlier and 1.29% at the end of last quarter. Similarly, the ACL as a percent of NPAs was 404% at March 31, 2005, up from 357% a year earlier and 280% at December 31, 2004.

          The provision for credit losses in the 2005 first quarter was $19.9 million, a $5.7 million reduction from the year-ago quarter, but a $7.2 million increase from the 2004 fourth quarter. The reduction in provision expense from the year-ago quarter reflected overall improved portfolio quality performance and a stronger economic outlook, only partially offset by provision expense related to loan growth. The increase in provision expense from the fourth quarter primarily reflected an increase in the transaction reserve due to loan growth and higher net charge-offs. This increase was partially offset by improvement in the economic outlook.

          Management has an established process to determine the adequacy of the ALLL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. For determination purposes, the allowance is comprised of three components: the transaction reserve, specific reserve, and the economic reserve (see the Credit Risk section in the Company’s 2004 Form 10-K for additional discussion.)

•	The transaction reserve – This ALLL component represents an estimate of loss based on characteristics of each commercial and consumer loan or lease in the portfolio. Each loan and lease is assigned a probability-of-default and a loss-in-event-of-default factor that are used to calculate the transaction reserve.

For middle market commercial and industrial, middle market commercial real estate, and small business loans, the calculation involves the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of the Company’s own portfolio and external industry data.

In the case of more homogeneous portfolios, such as consumer loans and leases, and residential mortgage loans, the determination of the transaction component is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios.

Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made, as needed based on observed results of the portfolio analytics.

•	The specific reserve – This ALLL component is associated only with the middle market commercial and industrial, middle market commercial real estate, and small business segments, and is the result of credit-by-credit reserve decisions for individual loans when it is determined that the calculated transaction reserve component is insufficient to cover the estimated losses. Individual non-performing and substandard loans over $250,000 are analyzed for impairment and possible assignment of a specific reserve. The impairment tests are done in accordance with applicable accounting standards and regulations.

•	The economic reserve – Changes in the economic environment are a significant judgmental factor Management considers in determining the appropriate level of the ACL. The economic reserve incorporates Management’s determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio.

In an effort to be as quantitative as possible in the ALLL calculation, Management developed a revised methodology for calculating the economic reserve portion of the ALLL for implementation in 2004. The revised methodology is specifically tied to economic indices that have a high correlation to the Company’s historic charge-off variability. The indices currently in the model consist of the U.S. Index of Leading Economic Indicators, U.S. Profits Index, U.S. Unemployment Index, and the University of Michigan Current Consumer Confidence Index. Beginning in 2004, the calculated economic reserve was determined based upon the variability of credit losses over a credit cycle. The indices and time frame may be adjusted as actual portfolio performance changes over time. At the time of implementation, Management retained the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability was deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes. At March 31, 2005, there was no judgmental adjustment made by Management to the economic reserve.

          This methodology allows for a more meaningful discussion of Management’s view of the current economic conditions and the potential impact on the Company’s credit losses. The continued use of quantitative methodologies for the transaction reserve and the economic reserve may result in period-to-period fluctuation in the absolute and relative level of the ACL.

Net Loan and Lease Charge-Offs

(This section should be read in conjunction with Significant Factor 5.)

          Table 12 reflects net loan and lease charge-off detail for each of the last five quarters.

Table 12 — Net Loan and Lease Charge-Offs

2005		2004
(in thousands of dollars)	First	Fourth	Third	Second	First

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$14,092	$1,239	$(102)	$(3,642)	$4,425
Construction	(51)	704	(19)	276	1,504
Commercial	(152)	1,834	1,490	2,222	(40)

Middle market commercial real estate	(203)	2,538	1,471	2,498	1,464

Small business commercial and industrial and commercial real estate	2,283	1,386	1,195	1,281	1,704

Total commercial	16,172	5,163	2,564	137	7,593

Consumer:
Automobile loans	3,216	4,406	5,142	5,604	13,422
Automobile leases	3,014	3,104	2,415	2,159	3,159

Automobile loans and leases	6,230	7,510	7,557	7,763	16,581
Home equity	3,963	5,346	4,259	2,569	2,900
Residential mortgage	439	608	534	302	316
Other loans	1,468	2,286	1,566	1,744	1,237

Total consumer	12,100	15,750	13,916	12,378	21,034

Total net charge-offs	$28,272	$20,913	$16,480	$12,515	$28,627

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	1.20%	0.11%	(0.01)%	(0.32)%	0.40%
Construction	(0.01)	0.18	(0.01)	0.09	0.47
Commercial	(0.03)	0.40	0.31	0.46	(0.01)

Middle market commercial real estate	(0.02)	0.30	0.17	0.31	0.19

Small business commercial and industrial and commercial real estate	0.42	0.26	0.23	0.25	0.35

Total commercial	0.62	0.21	0.10	0.01	0.32

Consumer:
Automobile loans	0.64	0.92	1.11	0.96	1.77
Automobile leases	0.49	0.52	0.43	0.40	0.64

Automobile loans and leases	0.56	0.70	0.74	0.69	1.32
Home equity	0.35	0.48	0.39	0.25	0.30
Residential mortgage	0.04	0.07	0.06	0.04	0.05
Other loans	1.22	1.91	1.36	1.62	1.17

Total consumer	0.36	0.49	0.45	0.41	0.70

Net charge-offs as a % of average loans	0.47%	0.36%	0.30%	0.23%	0.53%

2005 First Quarter versus 2004 First Quarter and 2004 Fourth Quarter

     Total net charge-offs for the 2005 first quarter were $28.3 million, or an annualized 0.47% of average total loans and leases. This was comparable to $28.6 million, or 0.53%, in the year-ago quarter but represented an increase from $20.9 million, or an annualized 0.36% of average total loans and leases, in the 2004 fourth quarter. The current quarter included a single $14.2 million middle market commercial charge-off related to a commercial leasing company with significant exposure to a service provider that declared bankruptcy. The 0.47% net charge-off ratio for average total loans and leases in the first quarter included 24 basis points related to this single credit.

     Total commercial net charge-offs in the first quarter were $16.2 million, or an annualized 0.62%, up from $7.6 million, or an annualized 0.32%, in the year-ago quarter. As noted above, the current quarter included a $14.2 million middle market commercial charge-off, which represented 54 basis points of the 0.62% total commercial net charge-off ratio. Total commercial net charge-offs in the 2004 fourth quarter were $5.2 million, or an annualized 0.21%.

     Total consumer net charge-offs in the current quarter were $12.1 million, or an annualized 0.36% of related loans. This compared with $21.0 million, or 0.70%, in the year-ago quarter with the decline from the year-ago quarter heavily influenced by lower automobile loan and lease net charge-offs. Total automobile loan and lease net charge-offs in the 2005 first quarter were $6.2 million, or an annualized 0.56% of related loans and leases, down significantly from $16.6 million, or an annualized 1.32%, in the year-ago quarter. The year-ago quarter included 37 basis points from a one-time $4.7 million cumulative adjustment.

     Compared with the 2004 fourth quarter, first quarter total consumer net charge-offs decreased $3.7 million, primarily reflecting a $1.4 million decrease in home equity loan net charge-offs and a $1.3 million decrease in automobile loan and lease net charge-offs. Current quarter home equity loan net charge-offs were an annualized 0.35% of related loans, down from 0.48% in the fourth quarter, and current quarter automobile loan and lease net charge-offs of 0.56% declining from 0.70% of related loans and leases in the 2004 fourth quarter.

MARKET RISK

     Market risk represents the risk of loss due to changes in the market value of assets and liabilities. The Company incurs market risk in the normal course of business. Market risk arises when the Company extends fixed-rate loans, purchases fixed-rate securities, originates fixed-rate CDs, obtains funding through fixed-rate borrowings, and leases automobiles and equipment based on expected lease residual values. The Company has identified three primary sources of market risk: interest rate risk, lease residual risk, and price risk.

Interest Rate Risk

     Interest rate risk is the most significant market risk incurred by the Company. It results from timing differences in the repricing and maturity of assets and liabilities and changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.

     Management seeks to minimize the impact of changing interest rates on net interest income and the fair value of assets and liabilities. The board of directors establishes broad policies regarding interest rate and market risk, liquidity risk, counter-party credit risk, and settlement risk. The Market Risk Committee (MRC) establishes specific operating limits within the parameters of the board of directors’ policies.

     Interest rate risk management is a dynamic process that encompasses monitoring loan and deposit flows, investment and funding activities, and assessing the impact of the changing market and business environment. Effective management of interest rate risk begins with understanding the interest rate characteristics of assets and liabilities and determining the appropriate interest rate risk posture given market expectations and policy objectives and constraints. The MRC regularly monitors position concentrations and the level of interest rate sensitivity to ensure compliance with board of directors approved risk tolerances.

     Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. Although bank owned life insurance and automobile operating lease assets are classified as non-interest earning assets, and the income from these assets is in non-interest income, these portfolios are included in the interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. The economic value analysis (Economic Value of Equity or EVE) is calculated by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets and liabilities.

     The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. The models include the effects of embedded options, such as interest rate caps, floors, and call options, and account for changes in relationships among interest rates.

     The baseline scenario for the income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative market rate scenarios include parallel rate shifts on both a gradual and immediate basis, movements in rates that alter the shape of the yield curve (i.e., flatter or steeper yield curve), and spot rates remaining unchanged for the entire measurement period. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the prime rate.

     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of March 31, 2005, and December 31, 2004. All of the positions were well within the board of directors’ policy limits .

Table 13 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2005	-1.8%	-0.8%	+0.6%	+1.0%

December 31, 2004	-1.2%	-0.5%	+0.2%	+0.2%

     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.

Table 14 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2005	-1.3%	-0.4%	-2.0%	-4.8%

December 31, 2004	-3.0%	-0.5%	-1.0%	-4.0%

Lease Residual Risk

(This section should be read in conjunction with Significant Factor 1 and the Operating Lease Assets section.)

     Lease residual risk associated with retail automobile and commercial equipment leases is the potential for declines in the fair market value of the vehicle or equipment below the maturity value estimated at origination. Most of Huntington’s lease residual risk is in its automobile leases. Used car values are the primary factor in determining the magnitude of the risk exposure. Since used car values are subject to many factors, lease residual risk has been extremely volatile throughout the history of automobile leasing. Management mitigates lease residual risk by purchasing residual value insurance. Residual value insurance provides for the recovery of a decline in the vehicle residual value as specified by the Automotive Lease Guide (ALG), an authoritative industry source, at the inception of the lease. As a result, the risk associated with market driven declines in used car values is mitigated.

     Currently, three distinct residual value insurance policies are in place to address the residual risk in the portfolio. Two residual value insurance policies cover all vehicles leased prior to May 2002, and have associated total payment caps of $120 million and $50 million, respectively. During the 2004 third quarter, the $120 million cap was exceeded on the first policy, and it is Management’s assessment that the $50 million cap remains sufficient to cover any expected losses. A third residual insurance policy covers all originations from May 2002 through April 2005, and does not have a cap. Huntington has negotiated a 30-day extension for this policy.

Price Risk

     Price risk represents the risk of loss from adverse movements in the non-interest related price of financing instruments that are carried at fair value. Price risk is incurred in the trading securities held by broker-dealer subsidiaries, in the foreign exchange positions that the Bank holds to accommodate its customers, in investments in private equity limited partnerships accounted for at fair value, and in the marketable equity securities available for sale held by insurance subsidiaries. To manage price risk, Management establishes limits as to the amount of trading securities that can be purchased, the foreign exchange exposure that can be maintained, and the amount of marketable equity securities that can be held by the insurance subsidiary.

LIQUIDITY RISK

     The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen circumstances. The liquidity of the Bank is used to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, asset and liability activities, investor perception of financial strength, and events unrelated to the Company such as war, terrorism, or financial institution market specific issues. (see Liquidity section in the Company’s 2004 Form 10-K for additional discussion.)

     The primary source of funding is core deposits from retail and commercial customers. (see Table 15.) As of March 31, 2005, core deposits totaled $17.1 billion, and represented 78% of total deposits. This compared with $15.8 billion, or 83% of total deposits, a year earlier. Most of the growth in core deposits was attributable to growth in interest bearing and non-interest bearing demand deposits.

Table 15 — Deposit Composition

	2005		2004
(in thousands of dollars)	March 31,		December 31,		September 31,		June 30,		March 31,

By Type
Non-interest bearing demand deposits	$3,186,187	14.6%	$3,392,123	16.3%	$3,264,145	16.2%	$3,327,426	17.1%	$2,918,380	15.4%
Interest bearing demand deposits	7,848,458	36.1	7,786,377	37.5	7,471,779	37.2	7,124,144	36.6	6,866,174	36.2
Savings and other domestic time deposits	3,460,633	15.9	3,502,552	16.9	3,570,494	17.8	3,605,778	18.5	3,609,745	19.0
Retail certificates of deposit	2,555,241	11.7	2,466,965	11.9	2,441,387	12.1	2,412,178	12.4	2,394,940	12.6

Total core deposits	17,050,519	78.3	17,148,017	82.6	16,747,805	83.3	16,469,526	84.6	15,789,239	83.2
Domestic time deposits of $100,000 or more	1,311,495	6.0	1,081,660	5.2	997,952	5.0	808,415	4.2	791,320	4.2
Brokered time deposits and negotiable CDs	3,007,124	13.8	2,097,537	10.1	1,896,135	9.4	1,679,099	8.6	1,941,963	10.2
Foreign time deposits	401,835	1.9	440,947	2.1	467,133	2.3	508,106	2.6	466,324	2.4

Total deposits	$21,770,973	100.0%	$20,768,161	100.0%	$20,109,025	100.0%	$19,465,146	100.0%	$18,988,846	100.0%

Total core deposits:
Commercial	$5,218,482	30.6%	$5,293,666	30.9%	$5,227,613	31.2%	$5,080,250	30.8%	$4,611,258	29.2%
Personal	11,832,037	69.4	11,854,351	69.1	11,520,192	68.8	11,389,276	69.2	11,177,981	70.8

Total core deposits	$17,050,519	100.0%	$17,148,017	100.0%	$16,747,805	100.0%	$16,469,526	100.0%	$15,789,239	100.0%

By Business Segment (1)
Regional Banking:
Central Ohio	$4,748,903	21.8%	$4,705,721	22.7%	$4,406,854	21.9%	$4,392,653	22.6%	$4,389,011	23.1%
Northern Ohio	3,929,993	18.1	4,068,385	19.6	4,012,247	20.0	3,771,145	19.4	3,508,376	18.5
Southern Ohio / Kentucky	1,774,229	8.1	1,742,353	8.4	1,599,685	8.0	1,557,288	8.0	1,475,506	7.8
West Michigan	2,685,054	12.3	2,643,510	12.7	2,699,059	13.4	2,598,397	13.3	2,608,967	13.7
East Michigan	2,298,679	10.6	2,222,191	10.7	2,165,533	10.8	2,078,967	10.7	2,025,914	10.7
West Virginia	1,368,763	6.3	1,375,151	6.6	1,380,934	6.9	1,368,951	7.0	1,291,913	6.8
Indiana	717,877	3.3	663,927	3.2	665,368	3.3	667,501	3.4	637,090	3.4

Regional Banking	17,523,498	80.5	17,421,238	83.9	16,929,680	84.3	16,434,902	84.4	15,936,777	84.0
Dealer Sales	69,046	0.3	74,969	0.4	68,944	0.3	70,595	0.4	76,031	0.4
Private Financial Group	1,139,139	5.2	1,176,303	5.7	1,126,807	5.6	1,017,115	5.2	1,060,639	5.6
Treasury / Other (2)	3,039,290	14.0	2,095,651	10.0	1,983,594	9.8	1,942,534	10.0	1,915,399	10.0

Total deposits	$21,770,973	100.0%	$20,768,161	100.0%	$20,109,025	100.0%	$19,465,146	100.0%	$18,988,846	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Comprised largely of brokered deposits and negotiable CDs.

     Liquidity policies and limits are established by the board of directors, with operating limits set by the MRC, based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. The MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan.

     Credit ratings by the three major credit rating agencies are an important component of the Company’s liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the Company’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions.

     As a result of the formal SEC investigation and the banking regulatory supervisory agreements announced on November 3, 2004, the following rating agency actions were taken: (1) Moody’s reaffirmed their Negative outlook and placed all the ratings on review for possible downgrade, (2) Standard and Poor’s lowered their outlook from Stable to Negative, and (3) Fitch lowered their outlook from Stable to Negative. The cost of short-term borrowings was not materially affected by these actions.

On February 8, 2005, Moody’s announced the following rating actions:

	From	To
Huntington Bancshares Incorporated
Senior Unsecured Notes	A2	A3
Subordinated Notes	A3	Baa1
Short Term	P-1	P-2
Outlook	Negative	Stable
The Huntington National Bank
Senior Unsecured Notes	A1	A2
Subordinated Notes	A2	A3
Short Term (reaffirmed)	P-1	P-1
Outlook	Negative	Stable

On April 6, 2005, Standard and Poor’s announced the following rating actions:

	From	To
Huntington Bancshares Incorporated
Senior Unsecured Notes	A-	BBB+
Subordinated Notes	BBB+	BBB
Short Term (reaffirmed)	A-2	A-2
Outlook	Negative	Stable
The Huntington National Bank
Senior Unsecured Notes	A	A-
Subordinated Notes	A-	BBB+
Short Term	A-1	A-2
Outlook	Negative	Stable

     To date, these rating agency actions have had no significant adverse impact on rating triggers inherent in financial contracts. Management believes that sufficient liquidity exists to meet the funding needs of the Bank and the parent company. Credit ratings as of April 6, 2005, for the parent company and the Bank were:

Table 16 — Credit Rating Agency Ratings

	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Stable
Fitch Ratings	A	A-	F1	Negative

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Stable
Fitch Ratings	A	A-	F1	Negative

OFF-BALANCE SHEET ARRANGEMENTS

     In the normal course of business, the Company enters into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 46% of standby letters of credit are collateralized and nearly 97% are expected to expire without being drawn upon. There were $956 million, $945 million, and $944 million of outstanding standby letters of credit at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Non-interest income was recognized from the issuance of these standby letters of credit of $2.8 million for both the first three months of 2005 and 2004. The carrying amount of deferred revenue related to standby letters of credit at March 31, 2005, was $3.6 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

     The Bank enters into forward contracts relating to its mortgage banking business. At March 31, 2005, commitments to sell residential real estate loans totaled $388.5 million. These contracts mature in less than one year. The parent company and/or the Bank may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the parent company and/or the Bank may be held contingently liable, including guarantee arrangements, is included in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

     Through its credit process, Management monitors the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in provision for credit losses. Management does not believe that its off-balance sheet arrangements will have a material impact on its liquidity or capital resources.

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

     Shareholders’ equity totaled $2.6 billion at March 31, 2005. This balance represented a $52 million increase from December 31, 2004. The growth in shareholders’ equity resulted from the retention of net income after dividends to shareholders of $50 million, and an increase of $8 million as a result of stock options exercised, offset slightly by a reduction in accumulated other comprehensive income of $8 million. The decline in accumulated other comprehensive income resulted from a decline in the market value of securities available for sale at March 31, 2005, compared with December 31, 2004.

     As of March 31, 2005, the Company had unused authority to repurchase up to 7.5 million common shares under an April 27, 2004, share repurchase authorization. On April 25, 2005, Huntington announced that it intended to reactivate its share repurchase program upon approval by the Commission of the proposed settlement offer to resolve the SEC formal investigation. It expects to repurchase these shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

     On January 19, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.20 per common share. The dividend was payable April 1, 2005, to shareholders of record on March 17, 2005. On April 27, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.215 per common share, a 7.5% increase. The dividend is payable July 1, 2005, to shareholders of record on June 16, 2005.

     Average equity to average assets in the 2005 first quarter was 7.76%, up from 7.39% in the year ago quarter, and up from 7.74% for the 2004 fourth quarter. (see Table 17.) At March 31, 2005, the tangible equity to assets ratio was 7.42%, up from 6.97% a year ago, and 7.18% at December 31, 2004. At March 31, 2005, the tangible equity to risk-weighted assets ratio was 7.83%, up from 7.60% at the end of the year-ago quarter, and down from 7.86% at December 31, 2004. The increase in the tangible equity to risk-weighted assets ratio reflected primarily the positive impact resulting from reducing the overall risk profile of earning assets throughout this period, most notably a less risky loan portfolio mix.

Table 17 — Capital Adequacy

	2005	2004
(in millions of dollars)	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-adjusted assets	$30,276	$29,542	$28,679	$28,416	$28,247

Tier 1 leverage ratio	8.45%	8.42%	8.36%	8.20%	8.07%
Tier 1 risk-based capital ratio	9.03	9.08	9.10	8.98	8.74
Total risk-based capital ratio	12.32	12.48	12.53	12.56	12.13

Tangible equity / asset ratio	7.42	7.18	7.11	6.95	6.97
Tangible equity / risk-weighted assets ratio	7.83	7.86	7.83	7.64	7.60
Average equity / average assets	7.76	7.74	7.67	7.42	7.39

Table 18 — Quarterly Common Stock Summary

	2005	2004
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Common stock price, per share
High (1)	$24.780	$25.380	$25.150	$23.120	$23.780
Low (1)	22.150	23.110	22.700	20.890	21.000
Close	23.900	24.740	24.910	22.980	22.030
Average closing price	23.216	24.241	24.105	22.050	22.501

Dividends, per share
Cash dividends declared on common stock	$0.200	$0.200	$0.200	$0.175	$0.175

Common shares outstanding
Average — basic	231,824	231,147	229,848	229,429	229,227
Average — diluted	235,053	235,502	234,348	232,659	232,915
Ending	232,192	231,605	230,153	229,476	229,410
Book value per share	$11.16	$10.96	$10.69	$10.40	$10.31

Common share repurchase program
Number of shares repurchased	—	—	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

     The Federal Reserve Board, which supervises and regulates the Company, sets minimum capital requirements for each of these regulatory capital ratios. In the calculation of these risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Huntington’s Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios, and risk-adjusted assets for the recent five quarters are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively. At March 31, 2005, the Company had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

     The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At March 31, 2005, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

LINES OF BUSINESS DISCUSSION

     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results and other sections for a full understanding of the Company’s consolidated financial performance.

     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial Group (PFG). A fourth segment includes the Company’s Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.

Funds Transfer Pricing

     The Company uses a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-based pool rate. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact of interest rate and liquidity risk for the Company in Treasury/Other.

     The FTP methodology also provides for a charge (credit) to the line of business when a fixed-rate loan is sold and the internal funding associated with the loan is extinguished. The charge (credit) to the line of business represents the cost (or benefit) to Treasury/Other of the early extinguishment of the internal fixed-rate funding. This charge (credit) has no impact on consolidated financial results.

Use of Operating Earnings

     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of certain items discussed in the Significant Factors Influencing Financial Performance Comparisons section and Table 2. (In addition to this discussion and Table 2, see Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements.) Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used by Management to determine the success of strategies and future earnings capabilities.

Regional Banking

     Regional Banking provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 335 branches, over 700 ATMs, plus Internet and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 61% and 78%, of total regional banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

2005 First Quarter versus 2004 First Quarter

     Regional Banking contributed $61.5 million of the Company’s net operating earnings in first quarter 2005, up $9.3 million, or 18%, from 2004 first quarter. This increase primarily reflected a $27.9 million, or 18%, increase in net interest income resulting from strong loan and deposit growth, partially offset by a $10.1 million increase in provision for credit losses, a $2.7 million, or 2%, increase in non-interest expense, and a higher provision for income taxes.

     Total fully taxable equivalent revenue grew $27.2 million, or 12%, from the year-ago quarter, primarily reflecting an 18% increase in net interest income driven by a 19% increase in average loans and a 13% increase in average deposits, partially offset by a 1% decline in non-interest income.

     The $2.7 billion, or 19%, increase in average total loans and leases reflected a 56% increase in average residential mortgages, a 21% increase in average home equity loans and lines of credit, and a 29% increase in middle market construction CRE loans. Though interest rates increased during this period, the level of interest rates remained low on an absolute basis, which continued to impact demand favorably for real estate-related financing. Average small business loans increased 11% reflecting specific strategies to focus on this business segment.

     The $2.0 billion, or 13% increase in average total deposits, reflected strong growth in average interest bearing deposits, up 23%, domestic time deposits, up 11%, and non-interest bearing deposits, up 10%. Of the growth in average total deposits, Commercial Banking accounted for $1.0 billion, Retail Banking $0.8 billion, and Small Business $0.2 billion.

     Supporting the growth in deposits, and evidence of improved sales success, was a 14,260, or 3%, increase in period-end demand deposit (DDA) household relationships, as well as a 4,218, or 9%, increase in small business DDA relationships. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers within the first 90-days after establishing a DDA account. The consumer new 90-day cross-sell ratio increased 23% to 2.70 in the 2005 first quarter compared with the year-ago period, with the small business new 90-day cross-sell ratio up 12% to 2.29.

     Loan and deposit growth also reflected continued focus on customer service and delivery channel optimization. Since the prior-year quarter, five banking offices were opened, while two were closed. The number of on-line banking customers ended the first quarter 2005 at over 224,000, a 25% increase, and represented a relatively high 42% penetration of retail banking households, up from 34% a year earlier.

     Net interest margin in the 2005 first quarter was 4.43%, unchanged from the year-ago quarter. The deposit margin increased as interest rates rose, but this was offset by a decline in loan margin due to a shift in the loan portfolio mix to lower-margin but higher credit quality consumer residential mortgage and home equity loans.

     Total net charge-offs for the 2005 first quarter were $21.0 million, or an annualized 0.51% of average total loans and leases, up from $11.6 million, or 0.33%, in the year-ago quarter. The current quarter included 34 basis points related to a single $14.2 million middle market commercial charge-off. Consumer net charge-offs have remained little changed over the last five quarters and represented an annualized 0.27% of average loans and leases in the 2005 first quarter, unchanged from the year-ago quarter. Total NPAs declined 13% from the year-ago period. Despite steady credit quality performance, the provision for credit losses increased $10.2 million to $12.3 million, primarily reflecting the impact of the 2005 first quarter single commercial credit charge-off, and the strong growth in loans and leases. (See Credit Risk for additional discussion regarding charge-offs and allowance for loan loss reserve methodologies.)

     Non-interest income decreased $0.7 million, or 1%, compared with the first quarter of 2004. The decline was driven by declines in deposit service charges and other income of $2.3 million and $2.0 million, respectively, partially offset by increases in mortgage banking of $2.5 million and other service charges and fees of $0.6 million. The increase in mortgage banking income resulted from improved net marketing and higher net servicing fees. Personal service charges decreased $1.1 million, or 5%, primarily due to lower NSF activity. Commercial service charges declined $1.2 million, or 7%, as a result of lower transaction volumes, but was offset by higher commercial deposit balances. The $2.0 million decrease in other income was related to a one-time commercial mezzanine fee in the year-ago quarter. Mortgage income increased $2.5 million as a result of the 16% increase in the servicing portfolio.

     Non-interest expense increased $2.7 million, or 2%, compared with the year-ago quarter. Growth in non-personnel costs increased $2.3 million, or 3%, and reflected higher occupancy, outside services, and operating losses. Personnel costs declined slightly as full-time equivalent employees decreased 2% from a year ago. The efficiency ratio decreased to 58% compared to 64% in the first quarter 2004, reflecting revenue growth and continued focus on controlling expenses.

     The return on average assets and return on average equity for Regional Banking, were 1.39% and 25.0%, respectively, up from 1.38% and 20.9% in the 2004 first quarter.

2005 First Quarter versus 2004 Fourth Quarter

     Regional Banking earnings in the first quarter 2005 decreased $7.1 million, or 10%, from the 2004 fourth quarter driven primarily by increased provision for credit losses. Total revenue decreased $3.2 million as a result of seasonally lower deposit service charge income while expenses were essentially unchanged.

     Net interest income increased $0.7 million reflecting a 3% increase in average total loans and leases and 2% increase in average total deposits, partially offset by a 4 basis point decline in the net interest margin.

     The growth in average loans reflected strong growth in residential mortgages and commercial loans. Residential mortgages increased 6% while middle market C&I loans increased 5% and CRE and small business loans increased 3% and 2%, respectively.

     Average total deposits increased 2%, led by strong 4% growth in average interest bearing demand deposits and 6% growth in retail CD’s, partially offset by a 3% seasonal decline in non-interest bearing demand deposits. The 4 basis point decline in the net interest margin reflected pressure on commercial and consumer loan spreads partially offset by increased spread on deposits.

     The $7.9 million increase in provision for credit losses from the fourth quarter primarily reflected the impact of the one middle market C&I charge-off mentioned above. Total net charge-offs increased $11.3 million due to the single $14.2 million middle market commercial charge-off noted above. Consumer net charge-offs decreased to 27 basis points from 38 basis points in the prior quarter. Total NPAs as a percent of total loans and leases remained flat at 0.41% compared to the prior quarter.

     Non-interest income decreased $4.0 million, or 5%, primarily due to a $2.2 million decline in deposit service charges, primarily seasonal, and a $2.2 million decline in other income due to lower income from terminated equipment leases.

     Non-interest expense decreased $0.3 million reflecting a $1.8 million decline in personnel costs due to lower performance-based compensation, partially offset by a $1.2 million increase in other expenses, primarily occupancy and marketing. The efficiency ratio was 58% in the current quarter, essentially unchanged from the 2004 fourth quarter.

     The return on average assets and return on average equity for Regional Banking were down from 1.56% and 25.8% in the prior quarter.

Table 19 — Regional Banking (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$185,203	$184,470	$157,325	$27,878	17.7%
Provision for credit losses	12,260	4,323	2,105	10,155	N.M.

Net interest income after provision for credit losses	172,943	180,147	155,220	17,723	11.4

Operating lease income	964	700	49	915	N.M.
Service charges on deposit accounts	38,390	40,551	40,702	(2,312)	(5.7)
Brokerage and insurance income	3,528	3,080	3,856	(328)	(8.5)
Trust services	172	225	292	(120)	(41.1)
Mortgage banking	8,578	8,464	6,033	2,545	42.2
Other service charges and fees	10,045	10,494	9,413	632	6.7
Other income	9,676	11,830	11,706	(2,030)	(17.3)

Total non-interest income before securities gains	71,353	75,344	72,051	(698)	(1.0)
Securities gains	—	—	—	—	N.M.

Total non-interest income	71,353	75,344	72,051	(698)	(1.0)

Operating lease expense	799	586	44	755	N.M.
Personnel costs	62,706	64,499	63,066	(360)	(0.6)
Other expense	86,133	84,893	83,805	2,328	2.8

Total non-interest expense	149,638	149,978	146,915	2,723	1.9

Income before income taxes	94,658	105,513	80,356	14,302	17.8
Provision for income taxes (2)	33,130	36,930	28,125	5,005	17.8

Net income — operating (1)	$61,528	$68,583	$52,231	$9,297	17.8%

Revenue — fully taxable equivalent (FTE)
Net interest income	$185,203	$184,470	$157,325	$27,878	17.7%
Tax equivalent adjustment (2)	267	258	249	18	7.2

Net interest income (FTE)	185,470	184,728	157,574	27,896	17.7
Non-interest income	71,353	75,344	72,051	(698)	(1.0)

Total revenue (FTE)	$256,823	$260,072	$229,625	$27,198	11.8%

Total revenue excluding securities gains (FTE)	$256,823	$260,072	$229,625	$27,198	11.8%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$3,398	$3,238	$3,293	$105	3.2%
Middle market commercial real estate
Construction	1,598	1,546	1,244	354	28.5
Commercial	1,586	1,551	1,566	20	1.3
Small business loans	2,183	2,136	1,974	209	10.6

Total commercial	8,765	8,471	8,077	688	8.5

Consumer
Auto loans — indirect	3	4	5	(2)	(40.0)
Home equity loans & lines of credit	4,253	4,176	3,523	730	20.7
Residential mortgage	3,372	3,169	2,163	1,209	55.9
Other loans	379	385	348	31	8.9

Total consumer	8,007	7,734	6,039	1,968	32.6

Total loans & leases	$16,772	$16,205	$14,116	$2,656	18.8%

Operating lease assets	$15	$10	$—	$15	N.M. %

Deposits:
Non-interest bearing deposits	$3,064	$3,145	$2,783	$281	10.1%
Interest bearing demand deposits	7,195	6,914	5,853	1,342	22.9
Savings deposits	2,754	2,773	2,773	(19)	(0.7)
Domestic time deposits	4,139	3,910	3,728	411	11.0
Foreign time deposits	402	416	423	(21)	(5.0)

Total deposits	$17,554	$17,158	$15,560	$1,994	12.8%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 19 - Regional Banking (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.39%	1.56%	1.38%	0.01%
Return on average equity	25.0	25.8	20.9	4.1
Net interest margin	4.43	4.47	4.43	—
Efficiency ratio	58.3	57.7	64.0	(5.7)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$13,396	$86	$4,408	$8,988	N.M. %
Middle market commercial real estate	(35)	896	1,464	(1,499)	N.M.
Small business loans	2,283	1,386	1,704	579	34.0

Total commercial	15,644	2,368	7,576	8,068	N.M.

Consumer
Auto loans	—	—	—	—	N.M.
Home equity loans & lines of credit	3,963	4,861	2,740	1,223	44.6
Residential mortgage	268	375	316	(48)	(15.2)
Other loans	1,163	2,160	994	169	17.0

Total consumer	5,394	7,396	4,050	1,344	33.2

Total net charge-offs	$21,038	$9,764	$11,626	$9,412	81.0%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	1.60%	0.01%	0.54%	1.06%
Middle market commercial real estate	—	0.12	0.21	(0.21)
Small business loans	0.42	0.26	0.35	0.07

Total commercial	0.72	0.11	0.38	0.34

Consumer
Auto loans	—	—	—	—
Home equity loans & lines of credit	0.38	0.46	0.31	0.07
Residential mortgage	0.03	0.05	0.06	(0.03)
Other loans	1.24	2.23	1.15	0.09

Total consumer	0.27	0.38	0.27	—

Total net charge-offs	0.51%	0.24%	0.33%	0.18%

Non-Performing Assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$15	$22	$30	$(15)	(50.0)%
Middle market commercial real estate	7	2	10	(3)	(30.0)
Small business loans	16	15	12	4	33.3
Residential mortgage	12	12	11	1	9.1
Home equity	7	7	—	7	N.M.

Total non-accrual loans	57	58	63	(6)	(9.5)
Renegotiated loans	—	—	—	—	N.M.

Total non-performing loans (NPL)	57	58	63	(6)	(9.5)
Other real estate, net (OREO)	12	9	16	(4)	(25.0)

Total non-performing assets	$69	$67	$79	$(10)	(12.7)%

Accruing loans past due 90 days or more	$41	$43	$47	$(6)	(12.8)%

Allowance for loan and lease losses (ALLL) (eop)	$174	$176	$158	$16	10.1%
ALLL as a % of total loans and leases	1.02%	1.07%	1.10%	(0.08)%
ALLL as a % of NPLs	305.3	303.4	250.8	54.5
ALLL + OREO as a % of NPAs	269.6	276.1	220.3	49.3
NPLs as a % of total loans and leases	0.33	0.35	0.44	(0.11)
NPAs as a % of total loans and leases + OREO	0.41	0.41	0.55	(0.14)

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 19 — Regional Banking (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,726	4,746	4,824	(98)	(2.0)%

Retail Banking
Average loans (in millions)	$5,110	$4,993	$4,259	$851	20.0%
Average deposits (in millions)	$11,467	$11,311	$10,683	$784	7.3
# employees — full-time equivalent (eop)	3,379	3,395	3,407	(28)	(0.8)
# banking offices (eop)	335	334	332	3	0.9
# ATMs (eop)	714	704	684	30	4.4
# DDA households (eop)	506,209	502,931	491,949	14,260	2.9
# New relationships 90-day cross-sell (average)	2.70	2.77	2.20	0.50	22.7
# on-line customers (eop)	224,663	211,392	179,681	44,982	25.0
% on-line retail household penetration (eop)	42%	40%	34%	8%

Small Business
Average loans (in millions)	$2,183	$2,136	$1,974	$209	10.6%
Average deposits (in millions)	$2,029	$2,106	$1,861	$168	9.0
# employees — full-time equivalent (eop)	275	270	270	5	1.9
# business DDA relationships (eop)	51,946	50,857	47,728	4,218	8.8
# New relationships 90-day cross-sell (average)	2.29	2.33	2.05	0.24	11.7

Commercial Banking
Average loans (in millions)	$6,619	$6,378	$6,144	$475	7.7%
Average deposits (in millions)	$3,897	$3,567	$2,867	$1,030	35.9
# employees — full-time equivalent (eop)	537	530	543	(6)	(1.1)
# customers (eop)	5,071	5,513	5,527	(456)	(8.3)

Mortgage Banking
Average loans (in millions)	$2,860	$2,698	$1,739	$1,121	64.5%
Average deposits (in millions)	$161	$174	$149	$12	8.1
# employees — full-time equivalent (eop)	535	551	604	(69)	(11.4)
Closed loan volume (in millions)	$762	$948	$860	$(98)	(11.4)
Portfolio closed loan volume (in millions)	364	494	533	(169)	(31.7)
Agency delivery volume (in millions)	335	404	342	(7)	(2.0)
Total servicing portfolio (in millions)	10,980	10,755	9,442	1,538	16.3
Portfolio serviced for others (in millions)	6,896	6,861	6,523	373	5.7
Mortgage servicing rights (in millions)	81.0	77.1	60.4	20.6	34.1

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Dealer Sales

     Dealer Sales serves more than 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealership’s floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.

     The accounting for automobile leases significantly impacts the presentation of Dealer Sales’ financial results. Residual values on leased automobiles, including the accounting for residual value losses, are also an important factor in the overall profitability of auto leases. Automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. This accounting treatment impacts a number of Dealer Sales’ financial performance results and trends including net interest income, non-interest income, and non-interest expense. (See the Operating Lease Assets section and Significant Factor 1.)

2005 First Quarter versus 2004 First Quarter

     Dealer Sales contributed $18.0 million of the Company’s net operating earnings in the first quarter, up $5.9 million, or 49%, from the 2004 first quarter. This increase primarily reflected the benefit of a decline in the provision for credit losses reflecting a combination of factors, most notably lower automobile loans as a result of planned sales. Partially offsetting this benefit was lower net income from loan and lease assets (net interest income plus operating lease income less operating lease expense) reflecting the impact of sold loans, as well as a decline in loan production given intense competition in the market place along with a decline in automobile sales from the year-ago quarter.

     Net interest income increased 8%, due to a higher net interest margin, as average total loans and leases declined 9% from the year-ago quarter. This decline reflected a $1.0 billion, or 34%, decline in average automobile loans as $1.5 billion of automobile loans were sold over this period as part of a planned strategy to lower the Company’s overall credit exposure to the automobile financing sector. Automobile loan and lease production in the current quarter was down 25% and 31%, respectively. The decline in average automobile loans was partially offset by a 24% increase in average automobile leases and a 3% increase in middle market floor plan C&I loans.

     The provision for credit losses declined $14.8 million, or 69%, from the year-ago quarter due to several factors. These factors included the impact of lower loan balances due to the sale of loans, improved credit quality, and the fact that provision expense in the year-ago quarter included a $4.7 million cumulative increase to correct the prior recording of insurance claims received.

     Non-interest income and non-interest expense declined $43.3 million, or 45%, and $34.8 million, or 38%, respectively, reflecting the 56% decline in average operating lease assets between periods, as the operating lease portfolio continued to run-off (see Significant Factor 1). Other income declined $0.3 million reflecting lower fees earned from leases terminated early. Personnel costs decreased $0.2 million, or 4%, due to focused expense control.

     The return on average assets and return on average equity for Dealer Sales, were 1.20% and 19.5%, respectively, up from 0.66% and 10.8% in 2004.

2005 First Quarter versus 2004 Fourth Quarter

     Dealer Sales’ net operating earnings in the first quarter were up $2.7 million, or 18%, from the 2004 fourth quarter. A soft car market continued to have adverse impacts on the operating performance of this segment. However this negative impact was partially offset by the benefit of improved credit quality, as demonstrated by lower net charge-offs and related provision, along with lower levels of non-interest expenses. The net contribution from loan and lease assets (net interest income plus operating lease income less operating lease expense) increased slightly from the fourth quarter.

     Net interest income declined $1.7 million, or 4%, from the fourth quarter. The 2004 fourth quarter reflected a $3.7 million interest adjustment on an auto loan securitization. The net interest margin was also favorably impacted by the run-off of the operating lease assets due to the fact that all of the funding cost associated with these assets is reflected in interest expense, whereas the income is reflected in non-interest income.

     Average automobile loans increased 5% from the fourth quarter, with automobile leases increasing 3%. Also contributing to the growth in total loans and leases was a 5% increase in average middle market C&I loans, primarily dealer floor plan loans.

     The provision for credit losses decreased $1.9 million, or 21%, reflecting the impact of improved credit quality within the existing portfolio, as well as the continued focus on originating high credit quality loans and leases. Annualized total net charge-offs was 0.48%, down from 0.58% in the 2004 fourth quarter.

     Non-interest income decreased $9.4 million, or 15%, primarily reflecting an $8.6 million decline in operating lease income as that portfolio continued to run-off. Similarly, non-interest expense decreased $13.4 million, or 19%, reflecting a $10.6 million decline in operating lease expense, also reflecting the run-off of the operating lease portfolio. Other non-interest expense declined $2.4 million, or 15%, primarily due to lower residual value insurance costs, and personnel costs decreased 6% primarily due to lower headcounts and production related salary costs.

     The return on average assets and return on average equity for Dealer Sales, were 1.20% and 19.5%, respectively, up from 1.01% and 15.9% in the fourth quarter.

Table 20 - Dealer Sales(1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$37,907	$39,595	$35,069	$2,838	8.1%
Provision for credit losses	6,825	8,676	21,655	(14,830)	(68.5)

Net interest income after provision for credit losses	31,082	30,919	13,414	17,668	N.M.

Operating lease income	45,768	54,406	88,818	(43,050)	(48.5)
Service charges on deposit accounts	158	184	192	(34)	(17.7)
Brokerage and insurance income	545	1,027	510	35	6.9
Trust services	—	—	—	—	N.M.
Mortgage banking	—	—	—	—	N.M.
Other service charges and fees	1	1	—	1	N.M.
Other income	6,671	6,891	6,925	(254)	(3.7)

Total non-interest income before securities gains	53,143	62,509	96,445	(43,302)	(44.9)
Securities gains	—	—	—	—	N.M.

Total non-interest income	53,143	62,509	96,445	(43,302)	(44.9)

Operating lease expense	37,149	47,734	70,666	(33,517)	(47.4)
Personnel costs	5,666	5,996	5,901	(235)	(4.0)
Other expense	13,784	16,223	14,802	(1,018)	(6.9)

Total non-interest expense	56,599	69,953	91,369	(34,770)	(38.1)

Income before income taxes	27,626	23,475	18,490	9,136	49.4
Provision for income taxes (2)	9,669	8,216	6,472	3,197	49.4

Net income — operating (1)	$17,957	$15,259	$12,018	$5,939	49.4%

Revenue — fully taxable equivalent (FTE)
Net interest income	$37,907	$39,595	$35,069	$2,838	8.1%
Tax equivalent adjustment (2)	—	—	—	—	N.M.

Net interest income (FTE)	37,907	39,595	35,069	2,838	8.1
Non-interest income	53,143	62,509	96,445	(43,302)	(44.9)

Total revenue (FTE)	$91,050	$102,104	$131,514	$(40,464)	(30.8)%

Total revenue excluding securities gains (FTE)	$91,050	$102,104	$131,514	$(40,464)	(30.8)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$782	$747	$756	$26	3.4%
Middle market commercial real estate
Construction	6	6	8	(2)	(25.0)
Commercial	65	70	81	(16)	(19.8)

Total commercial	853	823	845	8	0.9

Consumer
Auto leases - indirect	2,461	2,388	1,988	473	23.8
Auto loans - indirect	2,005	1,909	3,036	(1,031)	(34.0)
Home equity loans & lines of credit	0	0	0	0	N.M.
Other loans	91	84	70	21	30.0

Total consumer	4,557	4,381	5,094	(537)	(10.5)

Total loans & leases	$5,410	$5,204	$5,939	$(529)	(8.9)%

Operating lease assets	$515	$638	$1,166	$(651)	(55.8)%

Deposits:
Non-interest bearing deposits	$65	$65	$65	$—	—%
Interest bearing demand deposits	3	2	2	1	50.0
Foreign time deposits	3	5	4	(1)	(25.0)

Total deposits	$71	$72	$71	$—	—%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 20 — Dealer Sales (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.20%	1.01%	0.66%	0.54%
Return on average equity	19.5	15.9	10.8	8.7
Net interest margin	2.83	3.01	2.37	0.46
Efficiency ratio	62.2	68.5	69.5	(7.3)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$—	$(28)	$1	$(1)	(100.0)%
Middle market commercial real estate	—	—	—	—	N.M.

Total commercial	—	(28)	1	(1)	(100.0)

Consumer
Auto leases	3,014	3,104	3,159	(145)	(4.6)
Auto loans	3,216	4,406	13,422	(10,206)	(76.0)
Home equity loans & lines of credit	—	—	—	—	N.M.
Other loans	175	123	211	(36)	(17.1)

Total consumer	6,405	7,633	16,792	(10,387)	(61.9)

Total net charge-offs	$6,405	$7,605	$16,793	$(10,388)	(61.9)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	—%	(0.01)%	—%	—%
Middle market commercial real estate	—	—	—	—

Total commercial	—	(0.01)	—	—

Consumer
Auto leases	0.50	0.52	0.64	(0.14)
Auto loans	0.65	0.92	1.78	(1.13)
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.
Other loans	0.78	0.58	1.21	(0.43)

Total consumer	0.57	0.69	1.33	(0.76)

Total net charge-offs	0.48%	0.58%	1.14%	(0.66)%

Non-performing Assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$—	$—	$—	$—	N.M. %
Middle market commercial real estate	—	—	—	—	N.M.

Total non-accrual loans	—	—	—	—	N.M.
Renegotiated loans	—	—	—	—	N.M.

Total non-performing loans (NPL)	—	—	—	—	N.M.
Other real estate, net (OREO)	—	—	—	—	N.M.

Total non-performing assets	$—	$—	$—	$—	N.M. %

Accruing loans past due 90 days or more	$6	$7	$9	$(3)	(33.3)%

Allowance for loan and lease losses (ALLL) (eop)	$38	$37	$51	$(13)	(25.5)%
ALLL as a % of total loans and leases	0.69%	0.69%	0.96%	(0.27)%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	N.M.	N.M.	N.M.
NPLs as a % of total loans and leases	—	—	—	—
NPAs as a % of total loans and leases + OREO	—	—	—	—

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 20 — Dealer Sales (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	397	406	433	(36)	(8.3)%

Automobile loans:
Production (in millions)	$366.9	$306.1	$487.9	(121)	(24.8)%
% Production new vehicles	47.9%	34.9%	52.7%	(4.8)%
Average term (in months)	65.0	64.4	64.7	0.3

Automobile leases:
Production (in millions)	$190.9	$270.5	$275.4	(85)	(30.7)%
% Production new vehicles	99.1%	99.4%	98.9%	0.2%
Average term (in months)	53.3	52.0	53.4	(0.1)
Average residual %	42.7%	44.5%	42.3%	0.4%

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Private Financial Group

     The Private Financial Group (PFG) provides products and services designed to meet the needs of the Company’s higher net worth customers. Revenue is derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. As of March 31, 2005, the trust division provides fiduciary services to more than 12,000 accounts with assets totaling $43.5 billion, with $10.0 billion managed by PFG, including approximately $600 million in assets managed by Haberer Registered Investment Advisor, which provides investment management services to nearly 600 customers.

     PFG also provides investment management and custodial services to the Company’s 29 proprietary mutual funds, including ten variable annuity funds, which represented more than $3 billion in total assets under management at March 31, 2005. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFG customers through more than 100 licensed investment sales representatives and 639 licensed personal bankers. This customer base has over $4.7 billion in mutual fund and annuity assets. PFG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.

2005 First Quarter versus 2004 First Quarter

     The PFG contributed $10.1 million of the Company’s net operating earnings in the first quarter of 2005, up $2.2 million, or 27%, from the first quarter of 2004 primarily as a result of 10% growth in total revenue, achieved with only a 1% increase in total non-interest expense.

     Net interest income increased $1.5 million, or 12%, from the year-ago quarter as average total loans increased 13%, while average deposit balances remained essentially flat. Loan growth was largely reflective of PFG’s 2004 initiative to add relationship managers in several markets targeted for growth opportunities, most notably East and West Michigan and Central and Southern Ohio.

     Credit quality remained strong as indicated by a negative provision for credit losses for the first quarter of 2005. The negative provision for credit losses reflected the combination of very low charge-offs and the partial release of prior reserves as a result of a large pay down on a partially secured loan. The total annualized net charge-off ratio was only 0.06% in the first quarter and total NPA ratio was only 0.27%.

     Non-interest income, net of fees shared with other business units, increased $2.5 million, or 9%, from the year-ago quarter mainly due to growth in trust income. Trust income increased $2.0 million, or 12%, mainly due to revenue growth in personal trust and investment management business. Total trust assets grew 11% to $43.5 billion at March 31, 2005, from $39.1 billion a year earlier. For the same comparable periods, managed assets grew 9% from $9.2 billion to $10.0 billion. Revenue earned from services provided to the Huntington proprietary mutual funds increased as the total equity and fixed income fund assets increased by 11% and fee waivers were discontinued as a result of increased money market yields. Brokerage and insurance revenue decreased $1.9 million, or 18%, mainly due to decreased annuity sales. The decreased annuity sales reflected a lower demand for fixed annuity products resulting from the rising interest rate environment combined with less attractive rates. Insurance revenue decreased due to reduced sales of life insurance products through the branch banking offices, as well as fewer large premium policy sales of advanced market life insurance products. The $2.5 million increase in other non-interest income resulted mainly from the change in accounting methodology to recognize as gross revenue vendor marketing allowances that were previously offset with the related expenses.

     Non-interest expense increased $0.4 million, or 1%, from the 2004 first quarter. Increased expenses resulting from the aforementioned accounting methodology change were largely offset by reduced sales commissions as a result of the decreased brokerage and insurance revenue.

     The ROA and ROE for the 2005 first quarter were 2.48% and 35.8%, respectively, up from 2.15% and 27.1%, respectively, in the year-ago quarter.

2005 First Quarter versus 2004 Fourth Quarter

     PFG’s $10.1 million net contribution to the Company’s operating earnings in the first quarter of 2005 was up $3.0 million, or 42%, from the fourth quarter. The increased earnings resulted primarily from an 8% growth in total revenue and $2.4 million decrease in the provision for credit losses.

     Net interest income increased $0.1 million from the fourth quarter. Commercial and consumer loans both reflected double digit annualized growth during the quarter. The decline in deposit balances reflected both seasonality, as well as some redirection of sweep account balances to money market mutual funds. The net interest margin declined slightly from 3.64% in the prior quarter to 3.62% in the current quarter mainly as a result of a decline in spread rates on allocated capital. Spread rates on loans remained essentially unchanged, while spread rates on deposits continued to widen, as customer deposit rates have not increased as quickly as market rates.

     Provision for credit losses decreased $2.4 million from the prior quarter. The decrease was mainly due to lower net charge-offs combined with the partial release of a $0.7 million reserve established in the fourth quarter 2004 as a result of a significant pay down in the first quarter of 2005. The total annualized net charge-off ratio decreased to 0.06% from 0.32% and total NPAs declined to 0.27% from 0.40% of total loans outstanding.

     Non-interest income, net of fees shared with other business units and excluding securities gains, increased $3.4 million, or 12%, from the fourth quarter. Trust income increased $0.9 million, or 5% from the previous quarter, due in part to growth in managed assets from $9.8 billion to $10.0 billion in the first quarter. Revenue growth also reflected Huntington’s new role as Fund administrator and the impact of a $0.2 million reserve established in the fourth quarter 2004 for the potential rebate of certain administrative fees. Personal trust revenue also reflected $0.1 million in annual fees for tax services provided to certain trust accounts. Institutional trust revenue growth mainly resulted from a large $1.5 billion custody account acquired in fourth quarter and the expansion of a large institutional investment management account relationship. Corporate trust revenue declined reflecting normal seasonal timing of annual renewal fees. Brokerage and insurance revenue increased $0.2 million, or 2%, in the first quarter as a result of increased retail investment sales. Mutual fund and annuity sales volume increased 22%, which helped generate additional brokerage revenue of $1.0 million, or 11% in the current quarter. Insurance revenue declined $0.7 million, or 21%, as fourth quarter 2004 reflected the sale of several large advanced market policies and the annual renewals of several large policies. The $2.5 million increase in other non-interest income resulted mainly from the change in accounting methodology to recognize as gross revenue vendor marketing allowances that were previously offset with the related expenses.

     Non-interest expense increased $1.3 million, or 5%, from the prior quarter mainly due to the aforementioned accounting methodology change. Personnel expenses increased 3% as a result of increased benefit costs, mainly FICA and unemployment taxes.

     The ROA and ROE in the 2005 first quarter were 2.48% and 35.8%, respectively, up from 1.75% and 23.0%, respectively in the previous quarter.

Table 21 — Private Financial Group(1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$13,926	$13,798	$12,416	$1,510	12.2%
Provision for credit losses	(300)	2,130	(556)	256	(46.0)

Net interest income after provision for credit losses	14,226	11,668	12,972	1,254	9.7

Service charges on deposit accounts	866	1,008	933	(67)	(7.2)
Brokerage and insurance income	8,748	8,605	10,616	(1,868)	(17.6)
Trust services	18,024	17,090	16,031	1,993	12.4
Mortgage banking	(277)	(233)	(129)	(148)	N.M.
Other service charges and fees	113	122	100	13	13.0
Other income	3,632	1,156	1,084	2,548	N.M.

Total non-interest income before securities gains	31,106	27,748	28,635	2,471	8.6
Securities gains	—	(13)	—	—	N.M.

Total non-interest income	31,106	27,735	28,635	2,471	8.6

Personnel costs	17,113	16,676	17,800	(687)	(3.9)
Other expense	12,755	11,893	11,661	1,094	9.4

Total non-interest expense	29,868	28,569	29,461	407	1.4

Income before income taxes	15,464	10,834	12,146	3,318	27.3
Provision for income taxes (2)	5,412	3,792	4,251	1,161	27.3

Net income — operating (1)	$10,052	$7,042	$7,895	$2,157	27.3%

Revenue — fully taxable equivalent (FTE)
Net interest income	$13,926	$13,798	$12,416	$1,510	12.2%
Tax equivalent adjustment (2)	14	10	9	5	55.6

Net interest income (FTE)	13,940	13,808	12,425	1,515	12.2
Non-interest income	31,106	27,735	28,635	2,471	8.6

Total revenue (FTE)	$45,046	$41,543	$41,060	$3,986	9.7%

Total revenue excluding securities gains (FTE)	$45,046	$41,556	$41,060	$3,986	9.7%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$404	$392	$321	$83	25.9%
Middle market commercial real estate
Construction	37	26	24	13	54.2
Commercial	178	177	165	13	7.9

Total commercial	619	595	510	109	21.4

Consumer
Home equity loans & lines of credit	317	313	287	30	10.5
Residential mortgage	547	526	511	36	7.0
Other loans	10	10	8	2	25.0

Total consumer	874	849	806	68	8.4

Total loans & leases	$1,493	$1,444	$1,316	$177	13.4%

Deposits:
Non-interest bearing deposits	$185	$191	$169	$16	9.5%
Interest bearing demand deposits	727	742	754	(27)	(3.6)
Savings deposits	42	46	46	(4)	(8.7)
Domestic time deposits	119	110	96	23	24.0
Foreign time deposits	21	26	21	—	—

Total deposits	$1,094	$1,115	$1,086	$8	0.7%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 21 — Private Financial Group(1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	2.48%	1.75%	2.15%	0.33%
Return on average equity	35.8	23.0	27.1	8.7
Net interest margin	3.62	3.64	3.61	0.01
Efficiency ratio	66.3	68.7	71.8	(5.5)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(81)	$191	$16	$(97)	N.M. %
Middle market commercial real estate	—	250	—	—	N.M.

Total commercial	(81)	441	16	(97)	N.M.

Consumer
Home equity loans & lines of credit	—	485	160	(160)	(100.0)
Residential mortgage	171	233	—	171	N.M.
Other loans	130	3	32	98	N.M.

Total consumer	301	721	192	109	56.8

Total net charge-offs	$220	$1,162	$208	$12	5.8%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.08)%	0.19%	0.02%	(0.10)%
Middle market commercial real estate	—	0.49	—	—

Total commercial	(0.05)	0.29	0.01	(0.06)

Consumer
Home equity loans & lines of credit	—	0.62	0.22	(0.22)
Residential mortgage	0.13	0.18	—	0.13
Other loans	5.27	0.12	1.61	3.66

Total consumer	0.14	0.34	0.10	0.04

Total net charge-offs	0.06%	0.32%	0.06%	—%

Non-performing Assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$2	$2	$2	$—	—%
Middle market commercial real estate	—	1	—	—	N.M.
Residential mortgage	1	2	1	—	—
Home equity	—	—	—	—	N.M.

Total non-accrual loans	3	5	3	—	—
Renegotiated loans	—	—	—	—	N.M.

Total non-performing loans (NPL)	3	5	3	—	—
Other real estate, net (OREO)	1	1	—	1	N.M.

Total non-performing assets	$4	$6	$3	$1	33.3%

Accruing loans past due 90 days or more	$3	$4	$4	$(1)	(25.0)%

Allowance for loan and lease losses (ALLL) (eop)	$9	$9	$9	$—	—%
ALLL as a % of total loans and leases	0.60%	0.60%	0.68%	(0.08)%
ALLL as a % of NPLs	300.0	180.0	300.0	—
ALLL + OREO as a % of NPAs	250.0	166.7	300.0	(50.0)
NPLs as a % of total loans and leases	0.20	0.34	0.23	(0.03)
NPAs as a % of total loans and leases + OREO	0.27	0.40	0.23	0.04

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Table 21 — Private Financial Group(1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	698	690	703	(5)	(0.7)%
# licensed bankers (eop)	639	669	701	(62)	(8.8)

Brokerage and Insurance Income (in thousands of dollars)
Mutual fund revenue	$1,490	$1,192	$1,610	$(120)	(7.5)%
Annuities revenue	5,947	5,004	8,229	(2,282)	(27.7)
12b-1 fees	580	605	535	45	8.4
Discount brokerage commissions and other	1,530	1,782	1,290	240	18.6

Total retail investment sales	9,547	8,583	11,664	(2,117)	(18.1)
Investment banking fees	—	—	—	—	N.M.
Insurance fees and revenue	2,729	3,467	2,936	(207)	(7.1)

Total brokerage and insurance income	$12,276	$12,050	$14,600	$(2,324)	(15.9)

Fee sharing	3,528	3,445	3,984	(456)	(11.4)

Total brokerage and insurance income (net of fee sharing)	$8,748	$8,605	$10,616	$(1,868)	(17.6)%

Mutual fund sales volume (in thousands)	$58,607	$38,264	$42,965	15,642	36.4%
Annuities sales volume (in thousands)	118,951	107,517	161,332	(42,381)	(26.3)

Trust Services Income (in thousands)
Personal trust revenue	$8,898	$8,500	$8,191	$707	8.6%
Huntington funds revenue	6,195	5,531	5,230	965	18.5
Institutional trust revenue	2,325	2,107	2,170	155	7.1
Corporate trust revenue	763	1,156	708	55	7.8
Other trust revenue	—	—	—	—	N.M.

Total trust services income	$18,181	$17,294	$16,299	$1,882	11.5

Fee sharing	157	204	268	(111)	(41.4)

Total trust services income (net of fee sharing)	$18,024	$17,090	$16,031	$1,993	12.4%

Assets Under Management (eop) (in billions of dollars)
Personal trust	$5.4	$5.3	$5.0	$0.4	8.0%
Huntington funds	3.2	3.1	3.0	0.2	5.6
Institutional trust	0.8	0.8	0.6	0.2	44.9
Corporate trust	—	—	0.0	(0.0)	(100.0)
Haberer	0.6	0.6	0.5	0.1	11.1
Other	—	—	—	—	N.M.

Total assets under management	$10.0	$9.8	$9.2	$0.8	9.2%

Total Trust Assets (eop) (in billions of dollars)
Personal trust	$8.8	$8.9	$8.5	$0.3	4.0%
Huntington funds	3.2	3.1	3.0	0.2	5.6
Institutional trust	27.0	27.1	24.6	2.4	9.9
Corporate trust	4.5	3.7	3.1	1.4	46.4

Total trust assets	$43.5	$42.8	$39.1	$4.4	11.2%

Mutual Fund Data
# Huntington mutual funds (eop) (3)	29	29	24	5
Sales penetration (4)	5.3%	4.3%	6.5%	(1.2)%
Revenue penetration (whole dollars) (5)	$3,208	$2,827	$4,039	$(831)	(20.6)%
Profit penetration (whole dollars) (6)	1,117	714	1,366	(249)	(18.2)
Average sales per licensed banker (whole dollars) annualized	51,661	55,829	81,567	(29,906)	(36.7)
Average revenue per licensed banker (whole dollars) annualized	2,415	2,551	3,967	(1,552)	(39.1)

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(3)	Includes variable annuity funds.

(4)	Sales (dollars invested) of mutual funds and annuities divided by the Bank’s retail deposits.

(5)	Investment program revenue per million of the Bank’s retail deposits.

(6)	Contribution of investment program to pretax profit per million of the Bank’s retail deposits.

Contribution is difference between program revenue and program expenses.

Treasury / Other

     The Treasury / Other segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities, bank owned life insurance, and mezzanine loans originated through Huntington Capital Markets.

     Net interest income includes the net impact of administering Huntington’s investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes net interest income related to Huntington Capital Markets loan activity, as well as the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity.

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

     The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate, though the Company’s overall effective tax rate is lower. As a result, the provision for income taxes in Treasury / Other includes the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

2005 First Quarter versus 2004 First Quarter

     Treasury / Other net income declined $19.0 million, or 73%, from the year-ago quarter primarily due to the negative impacts of lower net interest income, lower securities sale gains, lower provision for credit losses and higher non-interest expense, partially offset by the benefits of lower provision for taxes and lower non-interest income.

     Net interest income declined $19.7 million primarily due to the impact of rising interest rates on the credits recognized by this unit to offset funds transfer pricing charges and credits to business segments (up $1.7 million), increased wholesale borrowing cost ($18.9 million including brokered and negotiable CDs), $9.3 million lower interest on securities due in part to a 14% reduction in balances, partially offset by higher derivative income of $2.7 million and higher net interest income from trading account assets.

     The provision for credit losses decreased $1.3 million from the year-ago quarter, attributable to improved overall credit quality as reflected in the relative level of each component of the ALLL.

     Non-interest income was $9.1 million lower than in the year-ago quarter. Mortgage banking income increased $14.0 million due to MSR impairment/recovery ($3.8 million recovery in the 2005 first quarter versus an impairment of $10.2 million in year-ago quarter). MSR impairment/recovery is hedged through a combination of trading activity and securities gains/(losses). The decreases in these gains more than offset the favorable variance in MSR (being down versus same quarter prior-year by $3.7 million and $14.1 million, respectively). Investment banking income from Capital Markets declined $2.4 million and equity investment gains are lower by $1.0 million.

     Non-interest expense increased $4.3 million from the prior-year first quarter. The primary drivers for this variance included $3.6 million higher personnel cost from annual merit increases and bonuses, $1.3 million higher SEC and regulatory-related expenses incurred in the first quarter 2005, and $1.6 million higher net occupancy expense reflecting a prepayment penalty due to debt refinancing on the Company’s headquarters building as well as lower rental income. Offsetting this was a $3.8 million decline in miscellaneous expenses from operational, administrative, and support groups unallocated to business segments.

     Credit for income taxes increased $12.5 million from the prior-year. This reflected a $6.4 million positive impact related to the recognition of the effect of federal income tax refunds resulting from the ability to carry back federal tax losses to prior-years (as described in a previous section of this report), a $1.6 million decline in taxes attributed to Capital Markets due to lower income versus first quarter 2004, and the difference between Huntington’s effective and statutory tax rates.

2005 First Quarter versus 2004 Fourth Quarter

     Net income was $6.7 million higher than in the 2004 fourth quarter. Non-interest expenses and provision for income taxes are both lower than fourth quarter 2004 levels, though this benefit was partially offset by lower revenues (net interest income, non-interest income, and securities gains / (losses)) and increased provision for credit losses.

     Net interest income declined $3.0 million due primarily to increased wholesale borrowing costs ($11.7 million including brokered deposits and negotiable CDs) offset by increased credits recognized by this unit to offset funds transfer pricing charges and credits to business segments of $7.4 million and an increase in derivative income of $0.6 million.

     Non-interest income declined $4.9 million reflecting a number of factors. These included equity investment losses in the current quarter compared with gains in the prior quarter, non-recurring gains on Capital Markets Investment Banking deals in the fourth quarter of 2004, and $1.1 million lower securities gains in the first quarter partially offset by higher MSR recoveries in the current quarter.

     Non-interest expense was down $10.2 million from the fourth quarter as the 2004 fourth quarter included a $7.8 million property impairment, SEC-related expenses and accruals, and an adjustment to pension expense that did not recur in the current quarter. These reductions were partially offset by higher seasonal costs for salaries and bonuses paid in the 2005 first quarter.

     Provision for credit losses for the first quarter 2005 was $3.6 million higher than in the prior quarter, as the 2004 fourth quarter included a net $2.5 million provision reduction reflecting a transfer of non-performing loans to other real estate owned.

     Provision for income taxes was $7.9 million lower than last quarter. The provision for income taxes decreased primarily due to the recognition of the effect of federal tax refunds on income tax expense, as well as a reduction in pre-tax earnings.

Table 22 — Treasury / Other (1)

	2005	2004		1Q05 vs. 1Q04
	First	Fourth	First	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$(1,838)	$1,205	$17,875	$(19,713)	N.M. %
Provision for credit losses	1,089	(2,475)	2,392	(1,303)	(54.5)

Net interest income after provision for credit losses	(2,927)	3,680	15,483	(18,410)	N.M.

Service charges on deposit accounts	4	4	10	(6)	(60.0)
Brokerage and insurance income	205	167	215	(10)	(4.7)
Mortgage banking	3,760	591	(10,200)	13,960	N.M.
Bank owned life insurance income	10,104	10,484	10,485	(381)	(3.6)
Other income	(2,582)	3,993	5,904	(8,486)	N.M.

Total non-interest income before securities gains	11,491	15,239	6,414	5,077	79.2
Securities gains	957	2,113	15,090	(14,133)	(93.7)

Total non-interest income	12,448	17,352	21,504	(9,056)	(42.1)

Total non-interest expense	22,172	32,514	17,909	4,263	23.8

Income before income taxes	(12,651)	(11,482)	19,078	(31,729)	N.M.
Provision for income taxes (2)	(19,633)	(11,737)	(7,098)	(12,535)	N.M.

Net income — operating (1)	$6,982	$255	$26,176	$(19,194)	(73.3)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$(1,838)	$1,205	$17,875	$(19,713)	N.M. %
Tax equivalent adjustment (2)	2,580	2,579	2,765	(185)	(6.7)

Net interest income (FTE)	742	3,784	20,640	(19,898)	(96.4)
Non-interest income	12,448	17,352	21,504	(9,056)	(42.1)

Total revenue (FTE)	$13,190	$21,136	$42,144	$(28,954)	(68.7)%

Total revenue excluding securities gains (FTE)	$12,233	$19,023	$27,054	$(14,821)	(54.8)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Securities	$4,314	$4,235	$5,045	$(731)	(14.5)%
Loans:
Commercial
Middle market commercial and industrial	$126	$126	$70	$56	80.0%
Middle market commercial real estate
Construction	1	(1)	0	1	N.M.
Commercial	54	54	61	(7)	(11.5)

Total commercial	181	179	131	50	38.2

Total loans & leases	$181	$179	$131	$50	38.2%

Deposits:
Brokered time deposits and negotiable CDs	2,728	1,948	1,907	821	43.1%
Foreign time deposits	16	18	101	(85)	(84.2)

Total deposits	$2,744	$1,966	$2,008	$736	36.7%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Reconciling difference between the Company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 22 — Treasury / Other (1)

	2005	2004		1Q05 vs. 1Q04

	First	Fourth	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	0.41%	0.01%	1.56%	(1.15)%
Return on average equity	2.7	0.1	14.9	(12.2)
Net interest margin	0.06	0.28	1.56	(1.50)
Efficiency ratio	N.M.	N.M.	66.2	N.M.

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$777	$990	$—	$777	N.M. %
Middle market commercial real estate	(168)	1,392	—	(168)	N.M.

Total commercial	609	2,382	—	609	N.M.

Total net charge-offs	$609	$2,382	$—	$609	N.M. %

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	2.50%	3.13%	—%	2.50%
Middle market commercial real estate	(1.24)	10.45	—	(1.24)

Total commercial	1.36	5.29%	—	1.36

Total net charge-offs	1.36%	5.29	—%	1.36%

Non-performing Assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$—	$—	$5	$(5)	(100.0)%
Middle market commercial real estate	—	1	6	(6)	(100.0)

Total non-accrual loans	—	1	11	(11)	(100.0)
Renegotiated loans	—	—	—	—	N.M.

Total non-performing loans (NPL)	—	1	11	(11)	(100.0)
Other real estate, net (OREO)	—	35	(1)	1	(100.0)

Total non-performing assets	$—	$36	$10	$(10)	(100.0)%

Accruing loans past due 90 days or more	$—	$—	$—	$—	N.M. %

Allowance for loan and lease losses (ALLL) (eop)	$43	$49	$77	$(34)	(44.2)%
ALLL as a % of total loans and leases	23.76%	24.38%	53.85%	(30.09)%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	233.3	N.M.	N.M.
NPLs as a % of total loans and leases	—	0.50	7.69	(7.69)
NPAs as a % of total loans and leases + OREO	—	15.25	7.04	(7.04)

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	1,992	1,970	1,955	37	1.9%

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 23 — Total Company (1)

	2005	2004		1Q05 vs. 1Q04

	First	Fourth	First	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$235,198	$239,068	$222,685	$12,513	5.6%
Provision for credit losses	19,874	12,654	25,596	(5,722)	(22.4)

Net interest income after provision for credit losses	215,324	226,414	197,089	18,235	9.3

Operating lease income	46,732	55,106	88,867	(42,135)	(47.4)
Service charges on deposit accounts	39,418	41,747	41,837	(2,419)	(5.8)
Brokerage and insurance income	13,026	12,879	15,197	(2,171)	(14.3)
Trust services	18,196	17,315	16,323	1,873	11.5
Mortgage banking	12,061	8,822	(4,296)	16,357	N.M.
Bank owned life insurance income	10,104	10,484	10,485	(381)	(3.6)
Other service charges and fees	10,159	10,617	9,513	646	6.8
Other income	17,397	23,870	25,619	(8,222)	(32.1)

Total non-interest income before securities gains	167,093	180,840	203,545	(36,452)	(17.9)
Securities gains	957	2,100	15,090	(14,133)	(93.7)

Total non-interest income	168,050	182,940	218,635	(50,585)	(23.1)

Operating lease expense	37,948	48,320	70,710	(32,762)	(46.3)
Personnel costs	123,981	122,738	121,624	2,357	1.9
Other expense	96,348	109,956	93,320	3,028	3.2

Total non-interest expense	258,277	281,014	285,654	(27,377)	(9.6)

Income before income taxes	125,097	128,340	130,070	(4,973)	(3.8)
Provision for income taxes	28,578	37,201	31,750	(3,172)	(10.0)

Net income — operating (1)	$96,519	$91,139	$98,320	$(1,801)	(1.8)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$235,198	$239,068	$222,685	$12,513	5.6%
Tax equivalent adjustment (2)	2,861	2,847	3,023	(162)	(5.4)

Net interest income (FTE)	238,059	241,915	225,708	12,351	5.5
Non-interest income	168,050	182,940	218,635	(50,585)	(23.1)

Total revenue (FTE)	$406,109	$424,855	$444,343	$(38,234)	(8.6)%

Total revenue excluding securities gains (FTE)	$405,152	$422,755	$429,253	$(24,101)	(5.6)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$4,710	$4,503	$4,440	$270	6.1%
Middle market commercial real estate Construction	1,642	1,577	1,276	366	28.7
Commercial	1,883	1,852	1,873	10	0.5
Small business loans	2,183	2,136	1,974	209	10.6

Total commercial	10,418	10,068	9,563	855	8.9

Consumer
Auto leases — indirect	2,461	2,388	1,988	473	23.8
Auto loans — indirect	2,008	1,913	3,041	(1,033)	(34.0)
Home equity loans & lines of credit	4,570	4,489	3,810	760	19.9
Residential mortgage	3,919	3,695	2,674	1,245	46.6
Other loans	480	479	426	54	12.7

Total consumer	13,438	12,964	11,939	1,499	12.6

Total loans & leases	$23,856	$23,032	$21,502	$2,354	10.9%

Operating lease assets	$529	$648	$1,166	$(637)	(54.6)%

Deposits:
Non-interest bearing deposits	$3,314	$3,401	$3,017	$297	9.8%
Interest bearing demand deposits	7,925	7,658	6,609	1,316	19.9
Savings deposits	2,796	2,819	2,819	(23)	(0.8)
Domestic time deposits	4,258	4,020	3,824	434	11.3
Brokered time deposits and negotiable CDs	2,728	1,948	1,907	821	43.1
Foreign time deposits	442	465	549	(107)	(19.5)

Total deposits	$21,463	$20,311	$18,725	$2,738	14.6%

N.M., not a meaningful value.

(1) Operating basis, see Lines of Business section for definition.

(2) Calculated assuming a 35% tax rate.

Table 23 — Total Company (1)

	2005	2004		1Q05 vs. 1Q04

	First	Fourth	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.20%	1.13%	1.28%	(0.08)%
Return on average equity	15.5	14.6	17.4	(1.9)
Net interest margin	3.31	3.38	3.36	(0.05)
Efficiency ratio	63.7	66.5	66.5	(2.8)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$14,092	$1,239	$4,425	$9,667	N.M. %
Middle market commercial real estate	(203)	2,538	1,464	(1,667)	N.M.
Small business loans	2,283	1,386	1,704	579	34.0

Total commercial	16,172	5,163	7,593	8,579	N.M.

Consumer
Auto leases	3,014	3,104	3,159	(145)	(4.6)
Auto loans	3,216	4,406	13,422	(10,206)	(76.0)
Home equity loans & lines of credit	3,963	5,346	2,900	1,063	36.7
Residential mortgage	439	608	316	123	38.9
Other loans	1,468	2,286	1,237	231	18.7

Total consumer	12,100	15,750	21,034	(8,934)	(42.5)

Total net charge-offs	$28,272	$20,913	$28,627	$(355)	(1.2)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	1.20%	0.11%	0.40%	0.80%
Middle market commercial real estate	(0.02)	0.30	0.19	(0.21)
Small business loans	0.42	0.26	0.35	0.07

Total commercial	0.62	0.21	0.32	0.30

Consumer
Auto leases	0.49	0.52	0.64	(0.15)
Auto loans	0.64	0.92	1.77	(1.13)
Home equity loans & lines of credit	0.35	0.48	0.30	0.05
Residential mortgage	0.04	0.07	0.05	(0.01)
Other loans	1.22	1.91	1.17	0.05

Total consumer	0.36	0.49	0.70	(0.34)

Total net charge-offs	0.47%	0.36%	0.53%	(0.06)%

Non-performing Assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$17	$24	$37	$(20)	(54.1)%
Middle market commercial real estate	7	4	16	(9)	(56.3)
Small business loans	16	15	12	4	33.3
Residential mortgage	13	14	12	1	8.3
Home equity	7	7	—	7	N.M.

Total non-accrual loans	60	64	77	(17)	(22.1)
Renegotiated loans	—	—	—	—	N.M.

Total non-performing loans (NPL)	60	64	77	(17)	(22.1)
Other real estate, net (OREO)	13	45	15	(2)	(13.3)

Total non-performing assets	$73	$109	$92	$(19)	(20.7)%

Accruing loans past due 90 days or more	$50	$54	$60	$(10)	(16.7)%

Allowance for loan and lease losses (ALLL) (eop)	$264	$271	$295	$(31)	(10.5)%
ALLL as a % of total loans and leases	1.09%	1.15%	1.39%	(0.30)%
ALLL as a % of NPLs	441.0	424.0	383.0	58.0
ALLL + OREO as a % of NPAs	379.5	289.9	337.0	42.5
NPLs as a % of total loans and leases	0.25	0.27	0.36	(0.11)
NPAs as a % of total loans and leases + OREO	0.30	0.46	0.43	(0.13)

SUPPLEMENTAL DATA
# employees — full-time equivalent	7,813	7,812	7,915	(102)	(1.3)%

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s Form 10-K.

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

Item 2. Changes in Securities and Use of Proceeds

(c)

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs(1)
January 1, 2005 to January 31, 2005	—	—	—	7,500,000
February 1, 2005 to February 28, 2005	—	—	—	7,500,000
March 1, 2005 to March 31, 2005	—	—	—	7,500,000
Total	—	—	—	7,500,000

(1)	Information is as of the end of the period. On April 27, 2004, the Registrant announced that its board of directors had authorized a new program for the repurchase in the open market or through privately negotiated transactions of 7,500,000 share of the Registrant’s common stock (the “2004 Repurchase Program”). The 2004 Repurchase Program does not have an expiration date.

Item 6. Exhibits

(a) Exhibits

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary — previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter — previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995— previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10(a).	Schedule identifying material details of Tier I, II, or III Executive Agreements.

10(b).	Letter Agreement between Huntington Bancshares Incorporated and Mahesh Sankaran, with respect to payment upon termination of employment, acknowledged and agreed to by Mr. Sankaran on January 28, 2005.

31.1	Sarbanes-Oxley Act 302 Certification – Chief Executive Officer.

31.2	Sarbanes-Oxley Act 302 Certification – Chief Financial Officer.

32.1	Sarbanes-Oxley Act 906 Certification — Chief Executive Officer.

32.2	Sarbanes-Oxley Act 906 Certification — Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Huntington Bancshares Incorporated
(Registrant)

Date: May 5, 2005	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: May 5, 2005	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer and Controller