Form 10-Q
period 2005-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2005-08-09
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2005
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
Yes ☑          No ☐
There were 230,820,842 shares of Registrant’s without par value common stock outstanding on July 31, 2005.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(in thousands, except number of shares)	2005	2004	2004
	(Unaudited)		(Unaudited)

Assets
Cash and due from banks	$976,432	$877,320	$1,162,995
Federal funds sold and securities purchased under resale agreements	121,310	628,040	193,772
Interest bearing deposits in banks	22,758	22,398	24,009
Trading account securities	328,715	309,630	20,577
Loans held for sale	395,053	223,469	314,262
Investment securities	3,849,955	4,238,945	4,991,439
Loans and leases	24,567,148	23,560,277	21,775,669
Allowance for loan and lease losses	(254,784)	(271,211)	(286,935)

Net loans and leases	24,312,364	23,289,066	21,488,734

Operating lease assets	353,678	587,310	888,612
Bank owned life insurance	983,302	963,059	944,892
Premises and equipment	356,697	355,115	354,534
Goodwill and other intangible assets	217,576	215,807	216,215
Customers’ acceptance liability	7,509	11,299	6,613
Accrued income and other assets	1,063,625	844,039	814,552

Total Assets	$32,988,974	$32,565,497	$31,421,206

Liabilities and Shareholders’ Equity
Liabilities
Deposits	$22,330,576	$20,768,161	$19,465,146
Short-term borrowings	1,266,535	1,207,233	1,130,830
Federal Home Loan Bank advances	903,864	1,271,088	1,270,455
Other long-term debt	3,034,154	4,016,004	4,557,373
Subordinated notes	1,046,283	1,039,793	1,011,506
Allowance for unfunded loan commitments and letters of credit	37,511	33,187	31,193
Bank acceptances outstanding	7,509	11,299	6,613
Deferred federal income tax liability	784,504	783,628	699,148
Accrued expenses and other liabilities	947,263	897,466	862,573

Total Liabilities	30,358,199	30,027,859	29,034,837

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 230,842,020; 231,605,281 and 229,475,821 shares, respectively	2,487,981	2,484,204	2,482,069
Less 27,024,235; 26,260,974 and 28,390,434 treasury shares, respectively	(526,814)	(499,259)	(539,852)
Accumulated other comprehensive loss	(720)	(10,903)	(27,204)
Retained earnings	670,328	563,596	471,356

Total Shareholders’ Equity	2,630,775	2,537,638	2,386,369

Total Liabilities and Shareholders’ Equity	$32,988,974	$32,565,497	$31,421,206

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Interest and fee income
Loans and leases
Taxable	$352,608	$268,651	$678,276	$539,014
Tax-exempt	116	202	355	707
Investment securities
Taxable	37,042	46,591	75,042	93,760
Tax-exempt	4,341	4,582	8,648	9,072
Other	8,219	4,141	16,110	7,545

Total interest income	402,326	324,167	778,431	650,098

Interest expenses
Deposits	104,559	59,372	193,727	118,998
Short-term borrowings	7,086	2,789	11,914	6,102
Federal Home Loan Bank advances	8,663	8,098	17,346	16,139
Subordinated notes and other long-term debt	40,118	31,345	78,346	63,611

Total interest expense	160,426	101,604	301,333	204,850

Net interest income	241,900	222,563	477,098	445,248
Provision for credit losses	12,895	5,027	32,769	30,623

Net interest income after provision for credit losses	229,005	217,536	444,329	414,625

Operating lease income	38,097	78,706	84,829	167,573
Service charges on deposit accounts	41,516	43,596	80,934	85,433
Trust services	19,113	16,708	37,309	33,031
Brokerage and insurance income	13,544	13,523	26,570	28,720
Bank owned life insurance income	10,139	11,309	20,243	21,794
Other service charges and fees	11,252	10,645	21,411	20,158
Mortgage banking income (loss)	(2,376)	23,322	9,685	19,026
Securities gains (losses)	(343)	(9,230)	614	5,860
Gain on sales of automobile loans	254	4,890	254	13,894
Other income	24,974	24,659	42,371	50,278

Total non-interest income	156,170	218,128	324,220	445,767

Personnel costs	124,090	119,715	248,071	241,339
Operating lease expense	28,879	62,563	66,827	133,273
Net occupancy	17,257	16,258	36,499	33,021
Outside data processing and other services	18,113	17,563	36,883	36,025
Equipment	15,637	16,228	31,500	32,314
Professional services	9,347	7,836	18,806	15,135
Marketing	7,441	8,069	13,895	15,908
Telecommunications	4,801	4,638	9,683	9,832
Printing and supplies	3,293	3,098	6,387	6,114
Amortization of intangibles	204	204	408	408
Other expense	19,074	25,981	37,454	44,438

Total non-interest expense	248,136	282,153	506,413	567,807

Income before income taxes	137,039	153,511	262,136	292,585
Provision for income taxes	30,614	43,384	59,192	78,285

Net income	$106,425	$110,127	$202,944	$214,300

Average common shares — basic	232,217	229,429	232,021	229,328
Average common shares — diluted	235,671	232,659	235,362	232,787

Per common share
Net income — basic	$0.46	$0.48	$0.87	$0.93
Net income — diluted	0.45	0.47	0.86	0.92
Cash dividends declared	0.215	0.175	0.415	0.350
See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income	Earnings/	Total

Six Months Ended June 30, 2004 (Unaudited):
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						214,300	214,300
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(52,165)		(52,165)
Unrealized gains on derivative instruments used in cash flow hedging relationships					22,283		22,283

Total comprehensive income							184,418

Cash dividends declared ($0.35 per share)						(80,302)	(80,302)
Stock options exercised		(951)	442	8,467			7,516
Other		(522)	26	257			(265)

Balance, end of period (Unaudited)	257,866	$2,482,069	(28,390)	$(539,852)	$(27,204)	$471,356	$2,386,369

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						202,944	202,944
Unrealized net holding gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					5,248		5,248
Unrealized gains on derivative instruments used in cash flow hedging relationships					4,935		4,935
Total comprehensive income							213,127

Cash dividends declared ($0.415 per share)						(96,212)	(96,212)
Treasury shares purchased			(1,818)	(44,178)			(44,178)
Stock options exercised		2,153	910	17,264			19,417
Other		1,624	145	(641)			983

Balance, end of period (Unaudited)	257,866	$2,487,981	(27,024)	$(526,814)	$(720)	$670,328	$2,630,775

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands of dollars)	2005	2004

Operating Activities
Net Income	$202,944	$214,300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,769	30,623
Depreciation on operating lease assets	61,263	120,915
Amortization of mortgage servicing rights	9,948	9,398
Other depreciation and amortization	39,153	45,829
Mortgage servicing rights impairment charges (recovery)	6,471	(4,759)
Deferred income tax expense	4,305	66,243
Increase in trading account securities	(19,085)	(12,988)
Originations of loans held for sale	(1,065,372)	(955,589)
Principal payments on and proceeds from loans held for sale	893,788	867,806
Gains on sales of investment securities	(614)	(5,860)
Gains on sales/securitizations of loans	(254)	(13,894)
Increase of cash surrender value of bank owned life insurance	(20,243)	(21,794)
(Decrease) increase in payable to investors in securitized loans	(134,561)	33,032
Other, net	(114,428)	(20,897)

Net Cash (Used for) Provided by Operating Activities	(103,916)	352,365

Investing Activities
(Increase) decrease in interest bearing deposits in banks	(360)	9,618
Proceeds from:
Maturities and calls of investment securities	207,874	545,089
Sales of investment securities	1,476,685	885,554
Purchases of investment securities	(1,273,933)	(1,457,477)
Proceeds from sales/securitizations of loans	54,913	1,382,596
Net loan and lease originations, excluding sales	(1,111,747)	(2,234,989)
Purchases of equipment operating lease assets	(8,353)	(7,965)
Proceeds from sale of operating lease assets	174,427	248,488
Proceeds from sale of premises and equipment	989	334
Purchases of premises and equipment	(28,500)	(29,298)
Proceeds from sales of other real estate	41,899	6,460

Net Cash Used for Investing Activities	(466,106)	(651,590)

Financing Activities
Increase in deposits	1,562,607	982,401
Increase (decrease) in short-term borrowings	59,302	(321,474)
Proceeds from issuance of subordinated notes	—	148,830
Maturity of subordinated notes	—	(100,000)
Proceeds from Federal Home Loan Bank advances	557,789	455
Maturity of Federal Home Loan Bank advances	(925,013)	(3,000)
Proceeds from issuance of long-term debt	—	625,000
Maturity of long-term debt	(975,000)	(600,000)
Dividends paid on common stock	(92,520)	(80,239)
Repurchases of common stock	(44,178)	—
Net proceeds from issuance of common stock	19,417	7,516

Net Cash Provided by Financing Activities	162,404	659,489

Change in Cash and Cash Equivalents	(407,618)	360,264
Cash and Cash Equivalents at Beginning of Period	1,505,360	996,503

Cash and Cash Equivalents at End of Period	$1,097,742	$1,356,767

Supplemental disclosures:
Income taxes paid	$95,611	$9,490
Interest paid	279,823	206,500
Non-cash activities
Mortgage loans securitized	—	115,929
Common stock dividends accrued, paid in subsequent quarter	39,613	31,562
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
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
Note 2 — New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement 123R) — Statement 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed pro forma net income under the preferable fair-value-based method. In its 2004 Form 10-K, Huntington disclosed adopting Statement 123R effective January 1, 2005. Subsequently however, new guidance was issued by the SEC that provides the option to postpone adoption of Statement 123R until the first annual reporting period that begins after June 15, 2005. As such, Huntington has postponed the adoption of Statement 123R until January 1, 2006. (Pro forma disclosures required by Statement 123 are provided in Note 10.)
     Statement 123R will require the immediate recognition at the grant date of the full share-based compensation expense for grants to retirement eligible employees, as the explicit vesting period is non-substantive. The estimated effect of applying the explicit vesting period approach versus the non-substantive approach is not material to any period presented.
Staff Accounting Bulletin No. 107, Share Based Payments (SAB 107) — On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Huntington will adopt the provisions of SAB 107 in conjunction with the adoption of FAS 123R beginning January 1, 2006.
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47) — In March 2005, the FASB issued FIN 47, which clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. Huntington does not expect the impact of adopting FIN 47 will be significant.

Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement 154) — In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.
FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) — In December 2003, a law was enacted that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. During the first quarter of 2005, government authorities issued further clarification on certain aspects of the Medicare Act. Huntington is currently in the process of determining whether to register for the Medicare subsidy and therefore the postretirement benefit obligations and net periodic costs reported in the accompanying financial statements and notes do not reflect the impact of this legislation. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.
Proposed FASB interpretation of FASB Statement No. 109 — Accounting for Uncertain Tax Positions — In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109 “Accounting for Income Taxes”. The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the Interpretation is December 31, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The Company is currently evaluating the impact this proposed interpretation will have on its financial statements. The proposed Interpretation is subject to a 60-day comment period followed by final deliberations by the FASB and, therefore, is subject to change.
Note 3 — Securities and Exchange Commission Formal Investigation
     On June 26, 2003, Huntington announced that the Securities and Exchange Commission staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters.
     On June 2, 2005, Huntington announced that the five-member Securities and Exchange Commission (“Commission”) approved the settlement of its previously announced formal investigation into certain financial accounting matters. As a part of the settlement, the Commission instituted a cease and desist administrative proceeding and entered a cease and desist order, as well as filed a civil action in federal district court pursuant to which, without admitting or denying the allegations in the complaint, Huntington, its chief executive officer, Thomas Hoaglin, its former chief financial officer, Michael McMennamin, and its former controller, John Van Fleet have consented to pay civil money penalties. Huntington consented to pay a penalty of $7.5 million, which may be distributed pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. This civil money penalty had no 2005 financial impact on Huntington’s results, as reserves for this amount were established and expensed in 2004.
     In the administrative proceeding, the Commission charged that in its 2001 and 2002 fiscal years Huntington violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”) and Sections 13(a) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Exchange Act Rules 12b-20 and 13a-1; that Hoaglin violated Exchange Act Rule 13a-14 and caused Huntington’s violations of Securities Act Section 17(a)(2) and Exchange Act Sections 13(a) and 13(b)(2)(A) and (B), and Exchange Act Rules 12b-20 and 13a-1 with respect to fiscal year 2002; that McMennamin and Van Fleet violated Securities Act Sections 17(a)(2) and 17(a)(3), Exchange Act Section 13(b)(5) and Exchange Act Rule 13b2-1, and caused Huntington’s violations of Exchange Act Sections 13(a) and 13(b)(2)(A) and (B) and Exchange Act Rules 12b-20 and 13a-1 in fiscal years 2001 and 2002; and that McMennamin directly violated Exchange Act Rule 13a-14 in 2002. Without admitting or denying the charges in the administrative proceeding, Huntington and the individuals each agreed to cease and desist from committing and/or causing the violations charged as well as any future violations of these provisions. Additionally, Hoaglin, McMennamin, and Van Fleet agreed to pay disgorgement, pre-judgment interest, and penalties in the amounts of $667,609, $415,215, and $51,660, respectively. Van Fleet consented to a suspension from appearing or practicing before the Commission as an accountant for two years pursuant to Rule 102(e) of the Commission’s Rules of Practice. McMennamin consented to an undertaking that he will not act as an officer or director of a public company for five years.
Note 4 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.
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
Note 5 — Pending Acquisition
     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio. On November 12, 2004, Huntington and Unizan jointly announced they had entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, and Huntington had withdrawn its application with the Federal Reserve to acquire Unizan. On March 1, 2005, Huntington announced that it intends to resubmit the application for regulatory approval of the merger once the regulatory written agreements have been terminated. No assurances, however, can be provided as to the ultimate timing or outcome of these matters.
Note 6 — Loan Sales and Securitizations
Automobile loans
     Huntington sold $53.4 million and $500.9 million of automobile loans in the second quarter of 2005 and 2004, respectively. For the six-month periods ended June 30, 2005 and 2004, sales of automobile loans totaled $53.4 million and $1.4 billion, respectively. Pre-tax gains from the sales of automobile loans totaled $0.3 million and $4.8 million in second quarter of 2005 and 2004, respectively, and $0.3 million and $13.9 million for the six-months ended June 30, 2005 and 2004, respectively.
     A servicing asset is established based on the relative fair values of both assets sold and retained at the time of the loan sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely heavily on the predicted payoff assumption, and if actual payoff is quicker than expected, then future value would be impaired.

     Changes in the carrying value of automobile loan servicing rights for the three months and six months ended June 30, 2005 and 2004, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Carrying value, beginning of period	$17,046	$23,913	$20,286	$17,662
New servicing assets	332	5,546	332	14,395
Amortization	(3,050)	(3,537)	(6,290)	(6,135)
Impairment charges	(66)	—	(66)	—

Carrying value, end of period	$14,262	$25,922	$14,262	$25,922

Fair value, end of period	$14,842	$26,797	$14,842	$26,797

Huntington has retained servicing responsibilities and receives annual servicing fees from 0.55% to 1.00% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $2.6 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, servicing income was $5.0 million and $4.2 million, respectively. There were no pre-tax gains from automobile loan securitization in 2005 or 2004.
Residential Mortgage Loans
     No sales or securitizations of residential mortgage loans held for investment were made in the first half of 2005. For the three months and six months ended June 30, 2004, Huntington sold $22.9 million and $43.7 million of residential mortgage loans held for investment, resulting in a net pre-tax gain of $0.3 million and $0.4 million respectively. Huntington also securitized $115.9 million of residential mortgage loans in the first quarter of 2004, and retained all of the resulting securities. Accordingly, the securitized amounts were reclassified from loans to investment securities.
     A mortgage servicing right (MSR) is established only when the loans are sold or when servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. The initial carrying value of the asset is established based on its fair value at the time of sale using assumptions that are consistent with assumptions used at the time to estimate the fair value of the total MSR portfolio. All servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are included in other assets.
     Changes in the carrying value of mortgage servicing rights for the three months and six months ended June 30, 2005 and 2004, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Carrying value, beginning of period	$80,972	$60,379	$77,107	$71,087
New servicing assets	5,596	8,018	10,582	12,782
Amortization	(5,187)	(4,046)	(9,948)	(9,397)
Temporary impairment (charges) recovery	(10,231)	14,880	(6,471)	4,759
Sales	—	(64)	(120)	(64)

Carrying value, end of period	$71,150	$79,167	$71,150	$79,167

Fair value, end of period	$75,974	$94,936	$75,974	$94,936

     Servicing rights are evaluated quarterly for impairment based on the fair value of those rights, using a disaggregated approach. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. Temporary impairment is recognized in a valuation allowance against the mortgage servicing rights. Huntington also analyzes its mortgage servicing rights periodically for other-than-temporary impairment. Other-than-temporary impairment is recognized as a direct reduction of the carrying value of the mortgage servicing right and cannot be recovered. Servicing rights are amortized over the period of, and in proportion to, the estimated future net servicing revenue. Amortization is recorded as a reduction of servicing income, which is reflected in non-interest income in Huntington’s consolidated income statement.
     Changes in the impairment allowance of mortgage servicing rights for the three months and six months ended June 30, 2005 and 2004, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Balance, beginning of period	$(1,015)	$(16,274)	$(4,775)	$(6,153)
Impairment charges	(10,231)	(414)	(11,411)	(10,535)
Impairment recovery	—	15,294	4,940	15,294

Balance, end of period	$(11,246)	$(1,394)	$(11,246)	$(1,394)

Note 7 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at June 30, 2005, December 31, 2004, and June 30, 2004:

	June 30, 2005		December 31, 2004		June 30, 2004
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$—	$—	$—	$—	$796	$800
1-5 years	23,949	23,821	24,233	24,304	24,480	24,404
6-10 years	248	267	754	832	754	824
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	24,197	24,088	24,987	25,136	26,030	26,028

Federal Agencies
Mortgage-backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	15,221	15,010	1,362	1,390	14,181	14,548
6-10 years	19,775	19,568	38,814	38,589	155,460	155,628
Over 10 years	1,118,023	1,108,410	945,670	933,538	1,352,082	1,331,790

Total mortgage-backed securities	1,153,019	1,142,988	985,846	973,517	1,521,723	1,501,967

Other agencies
Under 1 year	—	—	500	503	116,357	118,776
1-5 years	410,298	403,883	535,502	530,670	728,472	719,339
6-10 years	198,210	193,763	450,952	441,072	343,226	322,398
Over 10 years	—	—	—	—	—	—

Total other agencies	608,508	597,646	986,954	972,245	1,188,055	1,160,512

Total U.S. Treasury and Federal Agencies	1,785,724	1,764,722	1,997,787	1,970,898	2,735,808	2,688,507

Municipal securities
Under 1 year	65	65	5,997	6,032	8,141	8,193
1-5 years	166	165	9,990	10,392	15,541	15,774
6-10 years	102,460	103,599	83,102	83,771	70,218	69,285
Over 10 years	393,905	402,053	311,525	316,029	311,972	303,309

Total municipal securities	496,596	505,882	410,614	416,224	405,872	396,560

Private Label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	424,521	420,103	462,394	458,027	585,920	577,013

Total Private Label CMO	424,521	420,103	462,394	458,027	585,920	577,013

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	34,625	34,636	30,000	30,000	30,000	30,038
6-10 years	—	—	8,084	8,155	11,187	11,339
Over 10 years	1,011,868	1,015,621	1,160,212	1,161,827	1,074,239	1,075,608

Total asset backed securities	1,046,493	1,050,257	1,198,296	1,199,982	1,115,426	1,116,984

Other
Under 1 year	1,200	1,200	2,100	2,118	1,611	1,642
1-5 years	12,109	12,382	9,102	9,384	9,703	9,877
6-10 years	1,555	1,573	2,913	2,980	2,854	2,948
Over 10 years	87,657	87,939	169,872	173,131	193,652	190,545
Marketable equity securities	5,657	5,897	5,526	6,201	6,658	7,364

Total other	108,178	108,991	189,513	193,814	214,479	212,375

Total investment securities	$3,861,512	$3,849,955	$4,258,604	$4,238,945	$5,057,504	$4,991,439

(1)	The average duration of total investment securities as of June 30, 2005, December 31, 2004, and June 30, 2004, was 3.0 years, 2.8 years, and 3.2 years, respectively.

      Based upon its assessment, Management does not believe any individual unrealized loss at June 30, 2005, represents an other-than-temporary impairment. In addition, Huntington has both the intent and the ability to hold these securities for a time necessary to recover the amortized cost. There were no other-than-temporary impairments of any securities recognized in either of the six-month periods ended June 30, 2005 and 2004.
Note 8 — Other Comprehensive Income
The components of Huntington’s Other Comprehensive Income in the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Unrealized holding gains and losses on securities available for sale arising during the period:
Unrealized net gains (losses)	$39,881	$(136,458)	$8,716	$(74,755)
Related tax (expense) benefit	(14,067)	47,760	(3,069)	26,399

Net	25,814	(88,698)	5,647	(48,356)

Reclassification adjustment for net gains from sales of securities available for sale realized during the period:
Realized net losses (gains)	343	9,230	(614)	(5,860)
Related tax (benefit) expense	(120)	(3,231)	215	2,051

Net	223	5,999	(399)	(3,809)

Total unrealized holding gains (losses) on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income	26,037	(82,699)	5,248	(52,165)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net (losses) gains	(12,417)	52,315	7,592	34,282
Related tax benefit (expense)	4,346	(18,310)	(2,657)	(11,999)

Net	(8,071)	34,005	4,935	22,283

Total Other Comprehensive Income (Loss)	$17,966	$(48,694)	$10,183	$(29,882)

     Activity in Accumulated Other Comprehensive Income for the six months ended June 30, 2005 and 2004 was as follows:

		Unrealized gains and
		losses on derivative
	Unrealized gains and	instruments used in
	losses on securities	cash flow hedging	Minimum pension
(in thousands of dollars)	available for sale	relationships	liability	Total

Balance, December 31, 2003	$9,429	$(5,442)	$(1,309)	$2,678
Period change	(52,165)	22,283	—	(29,882)

Balance, June 30, 2004	$(42,736)	$16,841	$(1,309)	$(27,204)

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	5,248	4,935	—	10,183

Balance, June 30, 2005	$(7,435)	$9,187	$(2,472)	$(720)

Note 9 — Earnings per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars, except per share amounts)	2005	2004	2005	2004

Net Income	$106,425	$110,127	$202,944	$214,300

Average common shares outstanding	232,217	229,429	232,021	229,328
Dilutive potential common shares	3,454	3,230	3,341	3,459

Diluted Average Common Shares Outstanding	235,671	232,659	235,362	232,787

Earnings Per Share
Basic	$0.46	$0.48	$0.87	$0.93
Diluted	0.45	0.47	0.86	0.92
     The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.
     Options on approximately 2.6 million and 2.8 million shares were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $26.92 per share and $26.70 per share at the end of the same respective periods.
     On January 7, 2005, Huntington released from escrow 86,118 shares of Huntington common stock to former shareholders of LeaseNet, Inc., which were previously issued in September 2002. A total of 373,896 common shares, previously held in escrow, was returned to Huntington. All shares in escrow had been accounted for as treasury stock.
Note 10 — Stock-Based Compensation
     Huntington’s stock-based compensation plans are accounted for based on the intrinsic value method promulgated by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of grant.
     The following pro forma disclosures for net income and earnings per diluted common share is presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options. The fair values of the stock options granted were estimated using the Black-Scholes option-pricing model. This model assumes that the estimated fair value of the options is amortized over the options’ vesting periods and the compensation costs would be included in personnel expense on the income statement. The following table also includes the weighted-average assumptions that were used in the option-pricing model for options granted in each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Number of stock options granted during the period (in thousands)	27.5	60.0	124.4	95.0

Weighted - average fair value of options granted during the period	$4.85	$5.56	$4.89	$5.55

Assumptions
Risk-free interest rate	3.63%	3.89%	4.02%	3.82%
Expected dividend yield	3.24	3.33	3.42	3.28
Expected volatility of Huntington’s common stock	26.3	30.9	26.3	30.9
Expected option term (years)	6.0	6.0	6.0	6.0

Pro Forma Results (in millions of dollars)
Net income, as reported	$106.4	$110.1	$202.9	$214.3
Pro forma expense, net of tax, related to options granted	(2.9)	(2.7)	(5.8)	(5.6)

Pro Forma Net Income	$103.5	$107.4	$197.1	$208.7

Net Income Per Common Share:
Basic, as reported	$0.46	$0.48	$0.87	$0.93
Basic, pro forma	0.45	0.47	0.85	0.91
Diluted, as reported	0.45	0.47	0.86	0.92
Diluted, pro forma	0.44	0.46	0.84	0.90
Note 11 — Benefit Plans
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
     The following table shows the components of net periodic benefit expense:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Service cost	$3,547	$3,040	$353	$326
Interest cost	4,754	4,371	778	802
Expected return on plan assets	(6,716)	(5,383)	—	—
Amortization of transition asset	(1)	—	276	276
Amortization of prior service cost	—	—	95	146
Settlements	750	1,000	—	—
Recognized net actuarial loss	2,672	1,984	—	—

Benefit Expense	$5,006	$5,012	$1,502	$1,550

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2005	2004	2005	2004

Service cost	$7,092	$6,078	$706	$650
Interest cost	9,507	8,741	1,556	1,604
Expected return on plan assets	(12,812)	(10,764)	—	—
Amortization of transition asset	(2)	—	552	552
Amortization of prior service cost	1	—	189	291
Settlements	1,500	2,000	—	—
Recognized net actuarial loss	5,345	3,968	—	—

Benefit Expense	$10,631	$10,023	$3,003	$3,097

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
     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.4 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively. For the respective six-month periods, the cost was $4.9 million and $4.7 million.

Note 12 — Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at June 30, 2005, December 31, 2004, and June 30, 2004, were as follows:

	June 30,	December 31,	June 30,
(in millions of dollars)	2005	2004	2004

Contract amount represents credit risk
Commitments to extend credit Commercial	$5,156	$5,076	$4,993
Consumer	3,136	2,928	2,803
Commercial real estate	1,388	854	586
Standby letters of credit	968	945	937
Commercial letters of credit	61	72	132
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.2 million, $4.1 million, and $3.2 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At June 30, 2005, December 31, 2004, and June 30, 2004, Huntington had commitments to sell residential real estate loans of $534.3 million, $311.3 million, and $309.6 million, respectively. These contracts mature in less than one year.
     During the second quarter, Huntington entered into a two-year agreement to sell a minimum of 50% of monthly automobile loan production, provided the production meets certain pricing, asset quality, and volume parameters. At June 30, 2005, approximately $75 million of automobile loans related to this commitment were classified as held for sale.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 13 — Derivative Financial Instruments
     A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These instruments provide flexibility in adjusting the Company’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. All derivatives are reflected at fair value in the consolidated balance sheet. Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale.
     Market risk, which is the possibility that economic value of net assets or net interest income will be adversely affected by changes in interest rates or other economic factors, is managed through the use of derivatives. Derivatives are also sold to meet customers’ financing needs and, like other financial instruments, contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counter-party fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contractual provisions.
Asset and Liability Management
     Derivatives that are used in asset and liability management are classified as fair value hedges or cash flow hedges and are required to meet specific criteria. To qualify as a hedge, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes identifying the item and risk being hedged, the derivative being used, and how the effectiveness of the hedge is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. Correlation is evaluated on a retrospective and prospective basis using quantitative measures. If a hedge relationship is found to be ineffective, the derivative may no longer qualify as a hedge. Any excess gains or losses attributable to ineffectiveness are recognized in other income.
     For fair value hedges, deposits, short-term borrowings, and long-term debt are effectively converted to variable-rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract’s underlying notional amount. Forward contracts, used primarily in connection with its mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings.
     For cash flow hedges, interest rate swap contracts are entered into that pay fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to fixed-rate. This reduces the potentially adverse impact of increases in interest rates on future interest expense. In like fashion, certain LIBOR-based commercial and industrial loans are effectively converted to fixed-rate by entering into contracts that swap variable-rate interest for fixed-rate interest over the life of the contracts.
     To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of accumulated other comprehensive income in shareholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings.

     Derivatives used to manage Huntington’s interest rate risk at June 30, 2005, are shown in the table below:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands of dollars)	Value	(years)	Value	Receive	Pay

Asset conversion swaps
Receive fixed — generic	$350,000	2.8	$(4,866)	3.41%	3.17%
Pay fixed — generic	50,000	2.0	215	3.41	3.83

Total asset conversion swaps	400,000	2.7	(4,651)	3.41%	3.25%

Liability conversion swaps
Receive fixed — generic	1,480,000	6.2	19,749	4.22%	3.41%
Receive fixed — callable	646,000	2.5	(5,753)	4.31	3.17
Pay fixed — generic	1,766,000	2.0	17,518	3.27	3.09
Pay fixed — forwards	200,000	4.7	(1,569)	N/A	4.57

Total liability conversion swaps	4,092,000	3.7	29,945	3.80%	3.29%

Total Swap Portfolio	$4,492,000	3.6	$25,294	3.77%	3.29%

N/A, not applicable
     These values must be viewed in the context of the overall financial structure of Huntington, including the aggregate net position of all on- and off-balance sheet financial instruments.
     As is the case with cash securities, the fair value of interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management made no assumptions regarding future changes in interest rates with respect to the variable-rate information presented in the table above.
     The next table represents the gross notional value of derivatives used to manage interest rate risk at June 30, 2005, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of overall interest rate risk management activities to assess the impact on the net interest margin.

	Fair Value	Cash Flow
(in thousands of dollars)	Hedges	Hedges	Total

Instruments associated with:
Investment securities	$50,000	$25,000	$75,000
Loans	—	325,000	325,000
Deposits	676,000	45,000	721,000
Federal Home Loan Bank advances	—	876,000	876,000
Subordinated notes	500,000	—	500,000
Other long-term debt	950,000	1,045,000	1,995,000

Total Notional Value at June 30, 2005	$2,176,000	$2,316,000	$4,492,000

     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At June 30, 2005 and 2004, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $26.5 million and $23.3 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
     These derivative financial instruments were entered into for the purpose of altering the interest rate risk embedded in Huntington’s assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase to net interest income of $6.9 million, and $5.1 million, for the three months ended June 30, 2005, and 2004, respectively. For the six months ended June 30, 2005 and 2004, the impact to net interest income was an increase of $14.5 million and $10.0 million, respectively.
Derivatives Used in Mortgage Banking Activities
     Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale. For derivatives that are used in hedging mortgage loans held for sale, ineffective hedge gains and losses are reflected in mortgage banking revenue in the income statement. Mortgage loan commitments are derivatives that are not included in FAS 133 relationships. These derivative financial instruments are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities as of June 30, 2005 and 2004:

	At June 30,
(in thousands of dollars)	2005	2004

Derivative assets:
Interest rate lock agreements	$1,333	$876
Forward trades	243	798

Total derivative assets	1,576	1,674

Derivative liabilities:
Interest rate lock agreements	(861)	(420)
Forward trades	(2,122)	(1,990)

Total derivative liabilities	(2,983)	(2,410)

Net derivative liability	$(1,407)	$(736)

Derivatives Used in Trading Activities
     Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities during the first six months of 2005 and 2004 consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.
     Supplying these derivatives to customers results in fee income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $2.0 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, total trading revenue was $3.7 million and $4.8 million respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third parties) was $4.5 billion and $4.7 billion at June 30, 2005 and 2004 respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $49.7 million and $59.9 million at the same dates.
     In connection with its securitization activities, interest rate caps were purchased with a notional value totaling $1 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income in accordance with accounting principles generally accepted in the United States.

Note 14 — Shareholders’ Equity
Share Repurchase Program:
     Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 Repurchase Program and authorized Management to repurchase not more than 7,500,000 shares of Huntington common stock. On June 9, 2005, Huntington reactivated its share repurchase program upon settlement of the SEC formal investigation. During the second quarter, Huntington repurchased 1,818,000 shares under the 2004 Repurchase Program. Huntington expects to repurchase the remaining authorized shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
		Price	as Part of Publicly	Yet Be Purchased
	Total Number of	Paid Per	Announced Plans	Under the Plans or
Period	Shares Purchased	Share	or Programs	Programs(1)

April 1, 2005 to April 30, 2005	—	—	—	7,500,000
May 1, 2005 to May 30, 2005	—	—	—	7,500,000
June 1, 2005 to June 30, 2005	1,818,000	$24.28	1,818,000	5,682,000

Total	1,818,000	$24.28	1,818,000	5,682,000

(1)	Information is as of the end of the period.
Rights Agreement:
     Holders of Huntington common stock are entitled to certain rights as set forth in a Rights Agreement dated as of February 22, 1990, amended August 16, 1995, and as it may be amended from time to time (the “Rights Agreement), between Huntington and The Huntington National Bank, successor to The Huntington Trust Company, N.A., as rights agent. These rights are evidenced by the certificates representing shares of Huntington common stock, each of which bears a legend referencing the rights. The Rights Agreement expires on August 16, 2005. Huntington’s directors have not taken any action to extend the term of the Rights Agreement or to redeem the rights. Upon expiration of the Rights Agreement, the legend on Huntington common stock certificates referencing the rights will have no force or effect.
     Pending expiration of the Rights Agreement, each share of Huntington common stock would have one associated preferred share purchase right. Generally, if a person acquires or announces a tender offer to acquire 10% or more of Huntington’s outstanding common stock, each right will become exercisable and entitle its holder to purchase 1/100 share of Series A Junior Participating Preferred Stock (the economic equivalent of one share of Huntington’s common stock) for $49.68. This exercise price is subject to further adjustment for stock dividends and splits. Once the acquiring person acquires 10% or more of Huntington’s outstanding common stock, each right held by such acquiring person will become null and void and each right held by all other holders will entitle such holders to purchase the number of Huntington’s Series A Junior Participating Preferred Stock having a value equal to twice the exercise price. In addition, if Huntington is acquired in a merger or other business combination or a significant portion of Huntington’s assets are sold or transferred, each holder will be entitled to purchase shares of the acquiring company that have a market value of twice the exercise price or twice the book value, if the acquiring company’s shares are not publicly traded. A copy of the Rights Agreement has been filed with the SEC.

Note 15 — Segment Reporting
     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes the Company’s Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. During the second quarter of 2005, the Capital Markets Group was removed from the Treasury / Other segment and combined with the Private Financial Group to form the Private Financial and Capital Markets Group segment. Since the Capital Markets Group is now managed through the Private Financial Group, combining these two segments better reflects the management accountability and decision-making structure. Prior periods have been restated to reflect this change in methodology. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 336 branches, over 800 ATMs, plus Internet and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for approximately 60% and 80% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
Private Financial and Capital Markets Group: The Private Financial segment provides products and services designed to meet the needs of the Company’s higher net worth customers with revenue derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. The Capital Markets segment focuses on financial solutions for corporate and institutional customers including investment banking, sales and trading of securities, mezzanine capital financing, and risk management products.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities and bank owned life insurance.
Use of Operating Earnings to Measure Segment Performance
     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment and to determine the success of strategies and future earnings capabilities. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items listed in the reconciliation table below. For the three months and six months ending June 30, 2005, operating earnings were the same as reported GAAP earnings.
     Listed below is certain operating basis financial information reconciled to Huntington’s second quarter and year-to-date 2005 and 2004 reported results by line of business.

	Three Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2005
Net interest income	$193,924	$36,887	$19,417	$(8,328)	$241,900
Provision for credit losses	(8,501)	(4,635)	241	—	(12,895)
Non-interest income	76,474	46,052	33,066	578	156,170
Non-interest expense	(148,906)	(47,823)	(32,801)	(18,606)	(248,136)
Income taxes	(39,547)	(10,668)	(6,973)	26,574	(30,614)

Operating earnings and net income, as reported	$73,444	$19,813	$12,950	$218	$106,425

2004
Net interest income	$163,312	$37,886	$15,167	$6,198	$222,563
Provision for credit losses	3,916	(8,283)	(660)	—	(5,027)
Non-interest income	82,060	88,374	31,533	11,271	213,238
Non-interest expense	(147,443)	(85,766)	(31,746)	(17,198)	(282,153)
Income taxes	(35,646)	(11,274)	(5,003)	10,251	(41,672)

Operating earnings	66,199	20,937	9,291	10,522	106,949
Gain on sale of automobile loans, net of tax	—	2,068	—	1,110	3,178

Net income, as reported	$66,199	$23,005	$9,291	$11,632	$110,127

	Six Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2005
Net interest income	$379,127	$74,794	$36,139	$(12,962)	$477,098
Provision for credit losses	(20,916)	(11,494)	(359)	—	(32,769)
Non-Interest income	147,826	99,195	65,109	12,090	324,220
Non-Interest expense	(298,546)	(104,419)	(66,250)	(37,198)	(506,413)
Provision for income taxes	(72,622)	(20,326)	(12,124)	45,880	(59,192)

Operating earnings and net income, as reported	$134,869	$37,750	$22,515	$7,810	$202,944

2004
Net interest income	$320,637	$72,955	$29,656	$22,000	$445,248
Provision for credit losses	1,743	(29,956)	(2,410)	—	(30,623)
Non-Interest income	154,123	184,819	67,405	25,526	431,873
Non-Interest expense	(294,360)	(177,132)	(64,422)	(31,893)	(567,807)
Provision for income taxes	(63,750)	(17,740)	(10,580)	18,648	(73,422)

Operating earnings	118,393	32,946	19,649	34,281	205,269
Gain on sale of automobile loans, net of tax	—	8,214	—	817	9,031

Net income, as reported	$118,393	$41,160	$19,649	$35,098	$214,300

	Assets at			Deposits at
Balance Sheets	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in millions of dollars)	2005	2004	2004	2005	2004	2004

Regional Banking	$18,789	$17,864	$16,532	$17,643	$17,411	$16,662
Dealer Sales	6,021	6,100	6,162	68	75	71
PFCMG	2,004	1,959	1,834	1,159	1,176	1,017
Treasury / Other	6,175	6,642	6,893	3,461	2,106	1,715

Total	$32,989	$32,565	$31,421	$22,331	$20,768	$19,465

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
Risk Factors
     Huntington, like other financial companies, is subject to a number of risks, many of which are outside of Management’s control. Management strives to mitigate those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect Huntington’s financial condition or results of operations, (3) liquidity risk, which is the risk that Huntington and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or external events. The description of Huntington’s business contained in Item 1 of its 2004 Form 10-K, while not all-inclusive, discusses a number of business risks that, in addition to the other information in this report, readers should carefully consider.

SEC Formal Investigation
     On June 26, 2003, Huntington announced that the Securities and Exchange Commission staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters.
     On June 2, 2005, Huntington announced that the five-member Securities and Exchange Commission (“Commission”) approved the settlement of its previously announced formal investigation into certain financial accounting matters. As a part of the settlement, the Commission instituted a cease and desist administrative proceeding and entered a cease and desist order, as well as filed a civil action in federal district court pursuant to which, without admitting or denying the allegations in the complaint, Huntington, its chief executive officer, Thomas Hoaglin, its former chief financial officer, Michael McMennamin, and its former controller, John Van Fleet have consented to pay civil money penalties. Huntington consented to pay a penalty of $7.5 million, which may be distributed pursuant to the Fair Fund provisions of Section 308(a) of the Sarbanes-Oxley Act of 2002. This civil money penalty had no 2005 financial impact on Huntington’s results, as reserves for this amount were established and expensed in 2004.
     In the administrative proceeding, the Commission charged that in its 2001 and 2002 fiscal years Huntington violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”) and Sections 13(a) and 13(b)(2)(A) and (B) of the Securities Exchange Act of 1934 (“Exchange Act”), and Exchange Act Rules 12b-20 and 13a-1; that Hoaglin violated Exchange Act Rule 13a-14 and caused Huntington’s violations of Securities Act Section 17(a)(2) and Exchange Act Sections 13(a) and 13(b)(2)(A) and (B), and Exchange Act Rules 12b-20 and 13a-1 with respect to fiscal year 2002; that McMennamin and Van Fleet violated Securities Act Sections 17(a)(2) and 17(a)(3), Exchange Act Section 13(b)(5) and Exchange Act Rule 13b2-1, and caused Huntington’s violations of Exchange Act Sections 13(a) and 13(b)(2)(A) and (B) and Exchange Act Rules 12b-20 and 13a-1 in fiscal years 2001 and 2002; and that McMennamin directly violated Exchange Act Rule 13a-14 in 2002. Without admitting or denying the charges in the administrative proceeding, Huntington and the individuals each agreed to cease and desist from committing and/or causing the violations charged as well as any future violations of these provisions. Additionally, Hoaglin, McMennamin, and Van Fleet agreed to pay disgorgement, pre-judgment interest, and penalties in the amounts of $667,609, $415,215, and $51,660, respectively. Van Fleet consented to a suspension from appearing or practicing before the Commission as an accountant for two years pursuant to Rule 102(e) of the Commission’s Rules of Practice. McMennamin consented to an undertaking that he will not act as an officer or director of a public company for five years.
Formal Regulatory Supervisory Agreements and Pending Acquisition
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements call for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.
     Management has been working with its banking regulators over the past several months and has been taking actions and devoting significant resources to address all of the issues raised. Management believes that the changes that it has already made, and is in the process of making, will address these issues fully and comprehensively.
     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio. On November 12, 2004, Huntington and Unizan jointly announced they had entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, and Huntington had withdrawn its application with the Federal Reserve to acquire Unizan. On March 1, 2005, Huntington announced that it intends to resubmit the application for regulatory approval of the merger once the regulatory written agreements have been terminated.
     No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

SUMMARY DISCUSSION OF RESULTS
     Earnings comparisons from the first quarter of 2004 through the second quarter of 2005 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding the company’s income statement, balance sheet, and credit quality trends and the comparison of the current quarter and year-to-date performance with comparable prior-year periods. The key factors impacting the current reporting period comparisons are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows the summary of results below.
2005 Second Quarter versus 2004 Second Quarter
         Net income for the second quarter of 2005 was $106.4 million, or $0.45 per common share, down 3% and 4%, respectively, from $110.1 million and $0.47 per common share in the year-ago quarter. This $3.7 million decrease in net income primarily reflected:
•	$62.0 million, or 28%, decline in non-interest income, due primarily to a $40.6 million decline in operating lease income, as that portfolio continued to run-off, and a $25.7 million decline in mortgage banking income, reflecting a $10.2 million temporary impairment of mortgage servicing rights (MSR) in the current quarter compared with a $14.9 million recovery of MSR temporary impairment in the year-ago quarter. Other factors influencing the decline in non-interest income between quarters included lower gains from the sale of automobile loans, a decline in service charges on deposit accounts, as well as other service charges and fees, which were partially offset by higher securities gains, and trust services income.

•	$7.8 million increase in the provision for credit losses as the year-ago quarter included a $9.7 million one-time commercial loan recovery.
Partially offset by:
•	$34.0 million, or 12%, decline in non-interest expense, reflecting a $33.7 million decline in operating lease expenses.

•	$19.3 million, or 9%, increase in net interest income reflecting a 6% increase in average earning assets and an effective 2% increase in the net interest margin. The increase in average earnings assets reflected 13% growth in average total loans and leases, including 15% growth in average consumer loans and 10% growth in average total commercial loans, partially offset by a 24% decline in average investment securities.

•	$12.8 million decline in income tax expense as the effective tax rate in the 2005 second quarter was 22.3%, down from 28.3% in the year-ago quarter. The 2005 tax expense includes the benefit of a federal tax loss carry back and lower income before income taxes.
         The return on average assets (ROA) and return on average equity (ROE) in the 2005 second quarter were 1.31% and 16.3%, respectively, down from 1.41% and 19.1%, respectively, in the year-ago quarter. Period end capital was strong with a June 30, 2005, tangible equity to assets ratio of 7.36%, up from 6.95% at the end of the year-ago period.
2005 Second Quarter versus 2005 First Quarter
         Compared with 2005 first quarter net income of $96.5 million, or $0.41 per common share, 2005 second quarter net income and earnings per share increased 10%. This $9.9 million, or $0.04 per common share, increase in net income primarily reflected:
•	$10.1 million, or 4%, decline in non-interest expense, reflecting a $9.1 million decline in operating lease expenses, as well as lower net occupancy expense.

•	$7.0 million decline in provision for credit losses, reflecting a decline in net charge-offs and improvement in credit quality.

•	$6.7 million, or 3%, increase in net interest income primarily reflecting the benefit of an effective 2% increase in the net interest margin, as average earnings assets were little changed. A 3% increase in average loans and leases was mostly offset by an 8% decline in average investment securities. The growth in average total loans and leases included 2% growth in average consumer loans and 3% growth in average total commercial loans.
Partially offset by:
•	$11.9 million decline in non-interest income, primarily reflecting a $14.4 million decline in mortgage banking income, as the current quarter included a $10.2 million MSR temporary impairment compared with a $3.8 million recovery of MSR temporary impairment in the prior quarter, and an $8.6 million decline in operating lease income. These declines were partially offset by a $7.6 million increase in other income, reflecting higher MSR hedge-related trading gains partially offset by the current period write-off of an equity investment, and a $2.1 million increase in service charges on deposit accounts.

•	$2.0 million increase in income tax expense due to higher pre-tax income.
          The ROA and ROE in the 2005 first quarter were 1.20% and 15.5%, respectively, with a tangible equity to assets ratio of 7.42% at March 31, 2005.
2005 First Six Months versus 2004 First Six Months
          Net income for the first six months of 2005 was $202.9 million, or $0.86 per common share, down 5% and 7%, respectively, from $214.3 million, or $0.92 per common share, in the comparable year-ago period. This $11.4 million decrease in net income primarily reflected:
•	$121.5 million, or 27%, decline in non-interest income, due primarily to a $82.7 million decline in operating lease income, as that portfolio continued to run-off, a $13.6 million decline in gains from the sale of automobile loans, a $9.3 million decline in mortgage banking income, reflecting a $6.5 million MSR temporary impairment in the current six-month period compared with a $4.8 million recovery of MSR temporary impairment in the year-ago period. Other factors influencing the decline in non-interest income between six-month periods was a decline in other income, mostly due to non-recurring items, lower securities gains, and a decline in service charges on deposit accounts, which were partially offset by higher trust services and other service charges and fee income.

•	$2.1 million increase in the provision for credit losses, reflecting a growth in the loan portfolio.
Partially offset by:
•	$61.3 million, or 11%, decline in non-interest expense, reflecting a $66.4 million decline in operating lease expenses.

•	$31.9 million, or 7%, increase in net interest income reflecting a 7% increase in average earning assets as the net interest margin improved only slightly. The increase in average earning assets reflected 12% growth in average total loans and leases, including 14% growth in average consumer loans and 9% growth in average total commercial loans, partially offset by a 20% decline in average investment securities.

•	$19.1 million decline in income tax expense as the effective tax rate for the first six months of 2005 was 22.6%, down from 26.8% in the year-ago period.
          The ROA and ROE for the 2005 first six months were 1.26% and 15.9%, respectively, down from 1.39% and 18.7%, respectively, in the year-ago period.

Table 1 — Selected Quarterly Income Statement Data

	2005		2004			2Q05 vs 2Q04
(in thousands of dollars, except per share amounts)	Second	First	Fourth	Third	Second	Amount	Percent

Interest income	$402,326	$376,105	$359,215	$338,002	$324,167	$78,159	24.1%
Interest expense	160,426	140,907	120,147	110,944	101,604	58,822	57.9

Net interest income	241,900	235,198	239,068	227,058	222,563	19,337	8.7
Provision for credit losses	12,895	19,874	12,654	11,785	5,027	7,868	N.M.

Net interest income after provision for credit losses	229,005	215,324	226,414	215,273	217,536	11,469	5.3

Operating lease income	38,097	46,732	55,106	64,412	78,706	(40,609)	(51.6)
Service charges on deposit accounts	41,516	39,418	41,747	43,935	43,596	(2,080)	(4.8)
Trust services	19,113	18,196	17,315	17,064	16,708	2,405	14.4
Brokerage and insurance income	13,544	13,026	12,879	13,200	13,523	21	0.2
Bank owned life insurance income	10,139	10,104	10,484	10,019	11,309	(1,170)	(10.3)
Other service charges and fees	11,252	10,159	10,617	10,799	10,645	607	5.7
Mortgage banking income (loss)	(2,376)	12,061	8,822	4,448	23,322	(25,698)	N.M.
Securities gains (losses)	(343)	957	2,100	7,803	(9,230)	8,887	96.3
Gain on sales of automobile loans	254	—	—	312	4,890	(4,636)	(94.8)
Other income	24,974	17,397	23,870	17,899	24,659	315	1.3

Total non-interest income	156,170	168,050	182,940	189,891	218,128	(61,958)	(28.4)

Personnel costs	124,090	123,981	122,738	121,729	119,715	4,375	3.7
Operating lease expense	28,879	37,948	48,320	54,885	62,563	(33,684)	(53.8)
Net occupancy	17,257	19,242	26,082	16,838	16,258	999	6.1
Outside data processing and other services	18,113	18,770	18,563	17,527	17,563	550	3.1
Equipment	15,637	15,863	15,733	15,295	16,228	(591)	(3.6)
Professional services	9,347	9,459	9,522	12,219	7,836	1,511	19.3
Marketing	7,441	6,454	5,581	5,000	8,069	(628)	(7.8)
Telecommunications	4,801	4,882	4,596	5,359	4,638	163	3.5
Printing and supplies	3,293	3,094	3,148	3,201	3,098	195	6.3
Amortization of intangibles	204	204	205	204	204	—	—
Restructuring reserve releases	—	—	—	(1,151)	—	—	—
Other expense	19,074	18,380	26,526	22,317	25,981	(6,907)	(26.6)

Total non-interest expense	248,136	258,277	281,014	273,423	282,153	(34,017)	(12.1)

Income before income taxes	137,039	125,097	128,340	131,741	153,511	(16,472)	(10.7)
Provision for income taxes	30,614	28,578	37,201	38,255	43,384	(12,770)	(29.4)

Net income	$106,425	$96,519	$91,139	$93,486	$110,127	$(3,702)	(3.4)%

Average common shares — diluted	235,671	235,053	235,502	234,348	232,659	3,012	1.3%

Per common share
Net income — diluted	$0.45	$0.41	$0.39	$0.40	$0.47	$(0.02)	(4.3)%
Cash dividends declared	0.215	0.200	0.200	0.200	0.175	0.040	22.9

Return on average total assets	1.31%	1.20%	1.13%	1.18%	1.41%	(0.10)%	(7.1)%
Return on average total shareholders’ equity	16.3	15.5	14.6	15.4	19.1	(2.8)	(14.7)
Net interest margin (1)	3.36	3.31	3.38	3.30	3.29	0.07	2.1
Efficiency ratio (2)	61.8	63.7	66.4	66.3	62.3	(0.5)	(0.8)
Effective tax rate	22.3	22.8	29.0	29.0	28.3	(6.0)	(21.2)

Revenue — fully taxable equivalent (FTE)
Net interest income	$241,900	$235,198	$239,068	$227,058	$222,563	$19,337	8.7%
FTE adjustment	2,961	2,861	2,847	2,864	2,919	42	1.4

Net interest income (1)	244,861	238,059	241,915	229,922	225,482	19,379	8.6
Non-interest income	156,170	168,050	182,940	189,891	218,128	(61,958)	(28.4)

Total revenue (1)	$401,031	$406,109	$424,855	$419,813	$443,610	$(42,579)	(9.6)%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data

	Six Months Ended June 30,		Change
(in thousands of dollars, except per share amounts)	2005	2004	Amount	Percent

Interest income	$778,431	$650,098	$128,333	19.7%
Interest expense	301,333	204,850	96,483	47.1

Net interest income	477,098	445,248	31,850	7.2
Provision for credit losses	32,769	30,623	2,146	7.0

Net interest income after provision for credit losses	444,329	414,625	29,704	7.2

Operating lease income	84,829	167,573	(82,744)	(49.4)
Service charges on deposit accounts	80,934	85,433	(4,499)	(5.3)
Trust services	37,309	33,031	4,278	13.0
Brokerage and insurance income	26,570	28,720	(2,150)	(7.5)
Bank owned life insurance income	20,243	21,794	(1,551)	(7.1)
Other service charges and fees	21,411	20,158	1,253	6.2
Mortgage banking income (loss)	9,685	19,026	(9,341)	(49.1)
Securities gains	614	5,860	(5,246)	(89.5)
Gain on sales of automobile loans	254	13,894	(13,640)	(98.2)
Other income	42,371	50,278	(7,907)	(15.7)

Total non-interest income	324,220	445,767	(121,547)	(27.3)

Personnel costs	248,071	241,339	6,732	2.8
Operating lease expense	66,827	133,273	(66,446)	(49.9)
Net occupancy	36,499	33,021	3,478	10.5
Outside data processing and other services	36,883	36,025	858	2.4
Equipment	31,500	32,314	(814)	(2.5)
Professional services	18,806	15,135	3,671	24.3
Marketing	13,895	15,908	(2,013)	(12.7)
Telecommunications	9,683	9,832	(149)	(1.5)
Printing and supplies	6,387	6,114	273	4.5
Amortization of intangibles	408	408	—	—
Other expense	37,454	44,438	(6,984)	(15.7)

Total non-interest expense	506,413	567,807	(61,394)	(10.8)

Income before income taxes	262,136	292,585	(30,449)	(10.4)
Provision for income taxes	59,192	78,285	(19,093)	(24.4)

Net income	$202,944	$214,300	$(11,356)	(5.3)%

Average common shares — diluted	235,362	232,787	2,575	1.1%

Per Common Share
Net income per common share — diluted	$0.86	$0.92	$(0.06)	(6.5)%
Cash dividends declared	0.415	0.350	0.065	18.6

Return on average total assets	1.26%	1.39%	(0.13)%	(9.4)%
Return on average total shareholders’ equity	15.9	18.7	(2.8)	(15.0)
Net interest margin (1)	3.34	3.32	0.02	0.6
Efficiency ratio (2)	62.7	63.7	(1.0)	(1.6)
Effective tax rate	22.6	26.8	(4.2)	(15.7)

Revenue — fully taxable equivalent (FTE)
Net interest income	$477,098	$445,248	$31,850	7.2%
FTE adjustment	5,822	5,942	(120)	(2.0)

Net interest income (1)	482,920	451,190	31,730	7.0
Non-interest income	324,220	445,767	(121,547)	(27.3)

Total revenue (1)	$807,140	$896,957	$(89,817)	(10.0)%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains.

Significant Factors Influencing Financial Performance Comparisons
     Earnings comparisons from the first quarter of 2004 through the second quarter of 2005 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Those key factors are summarized below.
1.	Automobile leases originated through April 2002 are accounted for as operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new operating leases originated since April 2002, the operating lease assets have declined rapidly. It is anticipated that the level of operating lease assets and related operating lease income and expense will decline to a point of diminished materiality sometime in 2006. However, until that point is reached, and since operating lease income and expense represented a significant percentage of total non-interest income and expense, respectively, throughout these reporting periods, their downward trend influenced total non-interest income and non-interest expense trends.
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
2.	Generally recovering economic environment throughout this period. This has been reflected in improving demand for loans, including middle market commercial and industrial (C&I) loans, most notably beginning in the second half of 2004, as well as contributing to good growth in other consumer portfolios. This recovering trend has also been a contributing factor to generally improving credit quality performance throughout this period.
3.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels throughout this period have remained low by historical standards. Though generally increasing throughout this period, they have also been volatile, with increases in one period followed by declines in another and vice versa. This has impacted the valuation of MSRs, which are volatile when rates change.
•	Since the second quarter of 2002, the Company generally has retained the servicing on mortgage loans it originates and sells. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines and becomes impaired when the valuation is less than the recorded book value. The Company recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously reported MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income and quarterly trends throughout this period.
•	The Company uses gains or losses on investment securities, and beginning in 2004, gains or losses and net interest income on trading account assets, to offset MSR temporary valuation changes. Valuation of trading and investment securities generally reacts to interest rate changes in an opposite direction compared with MSR valuations. As a result, changes in interest rate levels that impacted MSR valuations also resulted in securities or trading gains or losses. As such, in quarters where an MSR temporary impairment is recognized, investment securities and/or trading account assets are sold resulting in a gain on sale, and vice versa. Investment securities gains or losses are reflected in the income statement in a single non-interest income line item, whereas trading gains or losses are a component of other non-interest income on the income statement. The earnings impact of the MSR valuation change, and the combination of securities and/or trading gains/losses may not exactly offset due to, among other factors, the difference in the magnitude and/or timing of when the MSR valuation is determined and recorded, compared with when the securities are sold and any gain or loss is recorded (see Table 3).
4.	The sale of automobile loans. A key strategy over this time period was to lower the credit exposure to automobile loans and leases to 20% or less of total credit exposure, primarily by selling automobile loans. This objective was realized during the 2005 first quarter. These sales of higher-rate, higher-risk loans impact results in a number of ways including: lower growth rates in automobile, total consumer, and total loans; the generation of gains reflected in non-interest income; and lower net interest income and margin than otherwise would be the case if the loans were not sold (see Table 3).

5.	Significant C&I and CRE charge-offs and recoveries. A single commercial credit recovery in the 2004 second quarter on a loan previously charged off in the 2002 fourth quarter favorably impacted the 2004 second quarter provision expense (see Table 14), as well as middle-market commercial and industrial, total commercial, and total net charge-offs for the quarter (see Table 15). In addition, in the 2005 first quarter, a single large commercial credit was charged-off. This impacted 2005 first quarter total net charge-offs and provision expense (see Tables 3, 14, and 15)

6.	Expenses and accruals associated with the SEC formal investigation and banking regulatory formal written agreements. On June 26, 2003, Huntington announced that the Securities and Exchange Commission staff was conducting a formal investigation into certain financial accounting matters relating to fiscal years 2002 and earlier and certain related disclosure matters. In addition, on March 1, 2005, Huntington announced that it had entered into a formal written agreement with the FRBC and that the Bank had entered into a formal written agreement with the OCC, providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. These matters resulted in certain expenses and accruals as detailed below:

2004			2005

First quarter	$0.7	million	First quarter	$2.0	million
Second quarter	0.9		Second quarter	1.7

First six months	1.6	million	First six months	$3.7	million

Third quarter	5.5
Fourth quarter	6.5

Full year	$13.6	million
7.	Other significant non-run rate items. The 2005 second quarter results included $3.6 million of severance and other expenses associated with the consolidation of certain operations functions, including the closing of an item-processing center in Michigan, which influences comparisons with both the year-ago quarter, as well as prior quarter. These expenses included $2.0 million in severance-related personnel costs, $0.8 million in net occupancy, $0.5 million in equipment expense, and $0.3 million in other expense.
The 2005 second quarter results also included a $2.1 million write-off of an equity investment.
8.	Effective tax rate. The 2005 first and second quarter effective tax rate included the after-tax positive impact on net income due to a federal tax loss carry back, tax exempt income, bank owned life insurance, asset securitization activities, and general business credits from investment in low income housing and historic property partnerships. The lower effective tax rate is expected to impact each quarter of 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate slightly below 30%.

Table 3 — Significant Items Influencing Earnings Performance Comparisons (1)

	Impact (2)
(in millions, except per share amounts)	Amount (3)	EPS

Three Months Ended:

June 30, 2005 — GAAP earnings	$106.4 (4)	$0.45
Federal tax loss carry back	6.6 (4)	0.03
MSR temporary impairment net of hedge-related trading income	(4.0)	(0.01)
Severance and consolidation expenses	(3.6)	(0.01)
Write-off of equity investment	(2.1)	(0.01)

March 31, 2005 — GAAP earnings	$96.5 (4)	$0.41
Federal tax loss carry back	6.4 (4)	0.03
Single C&I charge-off impact, net of allocated reserves	(6.4)	(0.02)
SEC and regulatory related expenses	(2.0)	(0.01)

June 30, 2004 — GAAP earnings	$110.1 (4)	$0.47
Gain of sale of automobile loans	4.9	0.01
MSR temporary impairment recovery net of investment securities losses	1.2	—
Single C&I recovery	9.7	0.03

March 31, 2004 — GAAP earnings	$139.1 (4)	$0.45
Gain of sale of automobile loans	9.0	0.03
MSR temporary impairment net of investment securities gains	5.0	0.01

Six Months Ended:

June 30, 2005 — GAAP earnings	$202.9 (4)	$0.86
Federal tax loss carry back	13.0 (4)	0.06
MSR temporary impairment net of hedge-related trading income	(4.0)	(0.01)
Severance and consolidation expenses	(3.6)	(0.01)
Write-off of equity investment	(2.1)	(0.01)
Single C&I charge-off impact, net of allocated reserves	(6.4)	(0.02)
SEC and regulatory related expenses	(3.7)	(0.01)

June 30, 2004 — GAAP earnings	$214.3 (4)	$0.92
Gain of sale of automobile loans	13.9	0.04
MSR temporary impairment net of investment securities losses/hedge-related gains	6.2	0.01
Single C&I recovery	9.7	0.03

(1) Includes significant items with $0.01 EPS impact or greater

(2) Favorable (unfavorable) impact on GAAP earnings

(3) Pre-tax unless otherwise noted

(4) After-tax

RESULTS OF OPERATIONS
Net Interest Income
(This section should be read in conjunction with Significant Factors 1, 2 and 4.)
2005 Second Quarter versus 2004 Second Quarter
     Fully taxable equivalent net interest income increased $19.4 million, or 9%, from the year-ago quarter, reflecting the favorable impact of a $1.7 billion, or 6%, increase in average earning assets, and a 7 basis point, or an effective 2%, increase in the net interest margin. The fully taxable equivalent net interest margin increased to 3.36% from 3.29% in the year-ago quarter. The increase in the net interest margin from the year-ago quarter reflected a shift from lower-yielding investments to higher-yielding loans as a result of decreasing the level of excess liquidity, redirecting part of the proceeds of securities sales to fund loan growth, and higher yields on mezzanine-related loans. In addition, the margin also benefited from the increase of the impact of non-interest bearing funds.
     Average total loans and leases increased $2.7 billion, or 12%, from the 2004 second quarter, reflecting growth in consumer loans, and to a lesser degree, growth in commercial loans. Total average consumer loans increased $1.7 billion, or 15%, from the year-ago quarter primarily due to a $1.1 billion, or 37%, increase in average residential mortgages as mortgage loan rates remained near historically low levels. Average home equity loans increased $0.5 billion, or 13%.
     Average total automobile loans decreased $0.3 billion, or 11%, from the year-ago quarter reflecting the sale of automobile loans over this 12-month period as part of a strategy of reducing automobile loan and lease exposure as a percent of total credit exposure. Partially offsetting the decline in automobile loans was growth in direct financing leases due to the continued migration from operating lease assets, which have not been originated since April 2002. Average direct financing leases increased $0.3 billion, or 15%, from the year-ago quarter. Total automobile loan and lease production was 22% below the year-ago quarter, reflecting continued aggressive competition in this sector.
     Average total commercial loans increased $1.0 billion, or 10%, from the year-ago quarter. This increase reflected a $0.4 billion, or 12%, increase in middle market commercial real estate (CRE) loans, a $0.3 billion, or 8%, increase in middle market commercial and industrial (C&I) loans, and a $0.2 billion, or 11%, increase in average small business C&I and CRE loans.
     Average total investment securities declined $1.3 billion, or 24%, from the year-ago quarter. This decline reflected a combination of factors including lowering the level of excess liquidity, a decision to sell selected lower yielding securities, and partially funding loan growth with the proceeds from the sale of securities.
     Average total core deposits in the 2005 second quarter were $17.0 billion, up $0.7 billion, or 5%, from the year-ago quarter, reflecting a $0.5 billion, or 7%, increase in average interest bearing demand deposit accounts, primarily money market accounts, a $0.3 billion, or 13%, increase in retail certificates of deposit, and a $0.1 billion, or 4%, increase in non-interest bearing deposits. These increases were partially offset by a $0.2 billion, or 6%, decline in savings and other domestic time deposits.
     Tables 3 and 4 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.
2005 Second Quarter versus 2005 First Quarter
     Compared with the 2005 first quarter, fully taxable equivalent net interest income increased $6.8 million, or 3%, reflecting a 5 basis point, or an effective 2%, increase in the net interest margin to 3.36% from 3.31% in the 2005 first quarter, and a slight increase in average earning assets. The increase in the net interest margin from the first quarter reflected the reduction in excess liquidity positions, a mix change in earning assets from investment securities to loans, and higher yields on mezzanine-related loans.
     Average total loans and leases increased $0.6 billion, or 3%, from the 2005 first quarter with growth in average commercial loans and consumer loans contributing equally to the increase.

     Total average commercial loans increased $0.3 billion, or 3%, from the first quarter primarily due to a $0.2 billion, or 4%, increase in average C&I loans. Average CRE loans increased 2%. As expected, this was a bit slower than in the prior quarter. The growth in C&I and CRE loans was more weighted toward loans to new, rather than existing customers. For commercial loans of $1 million or more made during the quarter, 61% represented loans to new borrowers with the dollar amount of growth led by the Central Ohio, Southern Ohio/Kentucky, Indiana, and East Michigan regions. On the same basis, those regions contributing most to the dollar amount of loan growth to existing customers were Northeast Ohio, Central Ohio, West Michigan, and East Michigan. Growth in average small business C&I and CRE loans was also 2% and was comparable to the growth rate in the 2005 first quarter.
     Compared with the 2005 first quarter, average total consumer loans increased $0.3 billion, or 2%, reflecting a $0.2 billion, or 4%, increase in residential mortgages and a $0.1 billion, or 1%, increase in average home equity loans. Growth rates in residential mortgages and home equity loans remained strong, though they have slowed in each of the last two linked quarters. Average home equity loans increased $0.5 billion, or 13%, though annualized linked-quarter growth rates for the first two quarters of 2005 have been at rates roughly half that, at 6% and 7%, for the first and second quarters, respectively. Average automobile loans and leases increased $0.1 billion, or 2%, due to growth in automobile loans and, to a much lesser degree, growth in direct financing leases. This growth was in spite of a 2% decline in total automobile loan and lease production from the 2005 first quarter.
     Average investment securities declined $0.3 billion, or 8%, from the 2005 first quarter reflecting a combination of factors including the release of excess liquidity, the lack of attractive investment options due to the current flat yield curve environment, and a strategy of partially funding strong loan growth with proceeds from investment securities sales.
     Compared with the 2005 first quarter, average total core deposits declined slightly. Average interest bearing demand deposit accounts declined $0.2 billion, or 3%, from the prior quarter, which was mostly offset by a $0.2 billion, or 9%, increase in retail certificates of deposits. The decline in interest bearing demand deposits reflected aggressive money market deposit rate pricing, especially for commercial accounts, compared with lower relative pricing for national market brokered deposits. Therefore, commercial money market accounts declined in favor of growth in national market brokered deposits. Reflecting these factors, average total commercial core deposits declined 3% from the first quarter, with average brokered deposits and negotiable certificates of deposit increasing. Consumer core deposits pricing also reflected the impact of aggressive rate competition. Nevertheless, average total consumer core deposits increased slightly from the first quarter, reflecting growth in households, as well as consumer certificates of deposits commensurate with consumer preference for higher fixed-rate deposits.

Table 4 — Condensed Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2005		2004			2Q05 vs 2Q04
(in millions of dollars)	Second	First	Fourth	Third	Second	Amount	Percent

Assets
Interest bearing deposits in banks	$54	$53	$60	$55	$69	$(15)	(21.7)%
Trading account securities	236	200	228	148	28	208	N.M.
Federal funds sold and securities purchased under resale agreements	225	475	695	318	168	57	33.9
Loans held for sale	276	203	229	283	254	22	8.7
Investment securities:
Taxable	3,589	3,932	3,858	4,340	4,861	(1,272)	(26.2)
Tax-exempt	411	409	404	398	410	1	0.2

Total investment securities	4,000	4,341	4,262	4,738	5,271	(1,271)	(24.1)
Loans and leases: (1)
Commercial:
Middle market commercial and industrial	4,901	4,710	4,503	4,298	4,555	346	7.6
Construction	1,678	1,642	1,577	1,514	1,272	406	31.9
Commercial	1,905	1,883	1,852	1,913	1,919	(14)	(0.7)

Middle market commercial real estate	3,583	3,525	3,429	3,427	3,191	392	12.3
Small business commercial and industrial and commercial real estate	2,230	2,183	2,136	2,081	2,018	212	10.5

Total commercial	10,714	10,418	10,068	9,806	9,764	950	9.7

Consumer:
Automobile loans	2,069	2,008	1,913	1,857	2,337	(268)	(11.5)
Automobile leases	2,468	2,461	2,388	2,250	2,139	329	15.4

Automobile loans and leases	4,537	4,469	4,301	4,107	4,476	61	1.4
Home equity	4,636	4,570	4,489	4,337	4,107	529	12.9
Residential mortgage	4,080	3,919	3,695	3,484	2,986	1,094	36.6
Other loans	491	480	479	461	434	57	13.1

Total consumer	13,744	13,438	12,964	12,389	12,003	1,741	14.5

Total loans and leases	24,458	23,856	23,032	22,195	21,767	2,691	12.4
Allowance for loan and lease losses	(270)	(282)	(283)	(288)	(310)	40	12.9

Net loans and leases	24,188	23,574	22,749	21,907	21,457	2,731	12.7

Total earning assets	29,249	29,128	28,506	27,737	27,557	1,692	6.1

Operating lease assets	409	529	648	800	977	(568)	(58.1)
Cash and due from banks	865	909	880	928	772	93	12.0
Intangible assets	218	218	216	216	216	2	0.9
All other assets	2,149	2,079	2,094	2,066	2,101	48	2.3

Total Assets	$32,620	$32,581	$32,061	$31,459	$31,313	$1,307	4.2%

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	$3,352	$3,314	$3,401	$3,276	$3,223	$129	4.0%
Interest bearing demand deposits	7,677	7,925	7,658	7,384	7,168	509	7.1
Savings and other domestic time deposits	3,230	3,309	3,395	3,436	3,439	(209)	(6.1)
Retail certificates of deposit	2,720	2,496	2,454	2,414	2,400	320	13.3

Total core deposits	16,979	17,044	16,908	16,510	16,230	749	4.6
Domestic time deposits of $100,000 or more	1,248	1,249	990	886	795	453	57.0
Brokered deposits and negotiable CDs	3,249	2,728	1,948	1,755	1,737	1,512	87.0
Foreign time deposits	434	442	465	476	542	(108)	(19.9)

Total deposits	21,910	21,463	20,311	19,627	19,304	2,606	13.5
Short-term borrowings	1,301	1,179	1,302	1,342	1,396	(95)	(6.8)
Federal Home Loan Bank advances	1,136	1,196	1,270	1,270	1,270	(134)	(10.6)
Subordinated notes and other long-term debt	4,100	4,517	5,099	5,244	5,623	(1,523)	(27.1)

Total interest bearing liabilities	25,095	25,041	24,581	24,207	24,370	725	3.0

All other liabilities	1,554	1,699	1,598	1,564	1,397	157	11.2
Shareholders’ equity	2,619	2,527	2,481	2,412	2,323	296	12.7

Total Liabilities and Shareholders’ Equity	$32,620	$32,581	$32,061	$31,459	$31,313	$1,307	4.2%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2005		2004
Fully taxable equivalent basis (1)	Second	First	Fourth	Third	Second

Assets
Interest bearing deposits in banks	1.47%	1.88%	1.61%	0.91%	1.05%
Trading account securities	3.94	4.14	4.15	4.44	3.02
Federal funds sold and securities purchased under resale agreements	2.76	2.36	1.99	1.53	1.21
Loans held for sale	6.04	5.55	5.69	5.25	5.17
Investment securities:
Taxable	4.13	3.87	3.77	3.83	3.83
Tax-exempt	6.76	6.73	6.89	7.06	7.07

Total investment securities	4.40	4.14	4.07	4.10	4.09
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	5.65	5.02	4.80	4.46	4.05
Construction	5.70	5.13	4.65	4.13	3.73
Commercial	5.44	5.15	4.80	4.45	4.20

Middle market commercial real estate	5.56	5.14	4.73	4.31	4.02
Small business commercial and industrial and commercial real estate	5.99	5.81	5.67	5.45	5.33

Total commercial	5.69	5.23	4.96	4.62	4.30

Consumer:
Automobile loans	6.57	6.83	7.31	7.65	7.20
Automobile leases	4.91	4.92	5.00	5.02	5.06

Automobile loans and leases	5.67	5.78	6.02	6.21	6.17
Home equity	6.24	5.77	5.30	4.84	4.75
Residential mortgage	5.37	5.36	5.53	5.48	5.40
Other loans	6.22	6.42	6.87	6.54	6.21

Total consumer	5.79	5.67	5.66	5.54	5.49

Total loans and leases	5.75	5.48	5.34	5.12	4.95

Total earning assets	5.52%	5.21%	5.05%	4.89%	4.76%

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand deposits	—%	—%	—%	—%	—%
Interest bearing demand deposits	1.64	1.45	1.21	1.06	0.94
Savings and other domestic time deposits	1.34	1.27	1.26	1.24	1.23
Retail certificates of deposit	3.49	3.43	3.38	3.32	3.27

Total core deposits	1.94	1.76	1.62	1.52	1.45
Domestic time deposits of $100,000 or more	3.27	2.92	2.51	2.40	2.37
Brokered deposits and negotiable CDs	3.25	2.80	2.26	1.84	1.57
Foreign time deposits	1.95	1.41	0.98	0.83	0.76

Total deposits	2.26	1.99	1.73	1.58	1.48
Short-term borrowings	2.16	1.66	1.17	0.92	0.80
Federal Home Loan Bank advances	3.02	2.90	2.68	2.60	2.52
Subordinated notes and other long-term debt	3.91	3.39	2.67	2.62	2.24

Total interest bearing liabilities	2.56%	2.27%	1.94%	1.82%	1.66%

Net interest rate spread	2.96%	2.94%	3.11%	3.07%	3.10%
Impact of non-interest bearing funds on margin	0.40	0.37	0.27	0.23	0.19

Net interest margin	3.36%	3.31%	3.38%	3.30%	3.29%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2005 First Six Months versus 2004 First Six Months
     Fully taxable equivalent net interest income increased $31.7 million, or 7%, from the year-ago quarter, reflecting the favorable impact of a $1.9 billion, or 7%, increase in average earning assets, and a 2 basis point increase in the net interest margin. The fully taxable equivalent net interest margin increased to 3.34% from 3.32% in the year-ago period. The increase in the net interest margin from the year-ago period reflected a shift from lower-yielding investments to higher-yielding loans as a result of decreasing the level of excess liquidity and redirecting part of the proceeds of securities sales to fund loan growth. In addition, the margin also benefited from the increase of the impact of non-interest bearing funds. These benefits were partially offset by the impact of a flattening yield curve.
     Average total loans and leases increased $2.5 billion, or 12%, from the 2004 first six month period, reflecting growth in consumer loans, and to a lesser degree, growth in commercial loans. Total average consumer loans increased $1.6 billion, or 14%, from the year-ago period primarily due to a $1.2 billion, or 41%, increase in average residential mortgages as mortgage loan rates remained near historically low levels. Average home equity loans increased $0.6 billion, or 16%.
     Average total automobile loans decreased $0.3 billion, or 5%, from the year-ago period reflecting the sale of automobile loans. Partially offsetting the decline in automobile loans was growth in direct financing leases due to the continued migration from operating lease assets, which have not been originated since April 2002. Average direct financing leases increased $0.4 billion, or 19%, from the year-ago period.
     Average total commercial loans increased $0.9 billion, or 9%, from the year-ago six-month period. This reflected a $0.4 billion, or 12%, increase in middle market commercial real estate (CRE) loans, a $0.3 billion, or 7%, increase in middle market commercial and industrial (C&I) loans, and a $0.2 billion, or 11%, increase in average small business C&I and CRE loans.
     Average total investment securities declined $1.0 billion, or 19%, from the first six months of 2004. This decline reflected a combination of factors including lowering the level of excess liquidity, a decision to sell selected lower yielding securities, and partially funding loan growth with the proceeds from the sale of securities.
     Average total core deposits in the 2005 first six-month period were $17.0 billion, up $1.2 billion, or 7%, from the comparable year-ago period, reflecting a $0.9 billion, or 13%, increase in average interest bearing demand deposit accounts, primarily money market accounts, a $0.2 billion, or 9%, increase in retail certificates of deposit, and a $0.2 billion, or 7%, increase in non-interest bearing deposits. These increases were partially offset by a $0.2 billion, or 5%, decline in savings and other domestic time deposits.

Table 6 — Condensed Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Six Months Ending June 30,		Change		Six Months Ending June 30,
(in millions of dollars)	2005	2004	Amount	Percent	2005	2004

Assets
Interest bearing deposits in banks	$54	$74	$(20)	(27.0)%	1.67%	0.88%
Trading account securities	218	22	196	N.M.	4.03	3.36
Federal funds sold and securities purchased under resale agreements	349	130	219	N.M.	2.49	1.28
Loans held for sale	240	231	9	3.9	5.83	5.25
Investment securities:
Taxable	3,759	4,753	(994)	(20.9)	3.99	3.94
Tax-exempt	410	423	(13)	(3.1)	6.75	6.97

Total investment securities	4,169	5,176	(1,007)	(19.5)	4.26	4.19
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	4,806	4,498	308	6.8	5.34	4.19
Construction	1,659	1,274	385	30.2	5.42	3.70
Commercial	1,894	1,896	(2)	(0.1)	5.30	4.26

Middle market commercial real estate	3,553	3,170			5.35	4.03
Small business commercial and industrial and commercial real estate	2,207	1,996	211	10.6	5.90	5.40

Total commercial	10,566	9,664	902	9.3	5.46	4.39

Consumer:
Automobile loans	2,038	2,689	(651)	(24.2)	6.70	7.05
Automobile leases	2,465	2,064	401	19.4	4.91	5.02

Automobile loans and leases	4,503	4,753	(250)	(5.3)	5.72	6.17
Home equity	4,603	3,959	644	16.3	6.01	4.88
Residential mortgage	4,000	2,830	1,170	41.3	5.36	5.37
Other loans	486	429	57	13.3	6.32	7.37

Total consumer	13,592	11,971	1,621	13.5	5.73	5.51

Total loans and leases	24,158	21,635	2,523	11.7	5.62	5.00

Allowance for loan and lease losses	(276)	(311)	35	(11.3)

Net loans and leases	23,882	21,324	2,558	12.0

Total earning assets	29,188	27,268	1,920	7.0	5.37	4.83

Operating lease assets	469	1,070	(601)	(56.2)
Cash and due from banks	887	756	131	17.3
Intangible assets	218	217	1	0.5
All other assets	2,115	2,075	40	1.9

Total Assets	$32,601	$31,075	$1,526	4.9%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,333	$3,120	$213	6.8%	—	—
Demand deposits — interest bearing	7,800	6,889	911	13.2	1.54	0.92
Savings and other domestic time deposits	3,266	3,447	(181)	(5.3)	1.30	1.32
Retail certificates of deposit	2,609	2,400	209	8.7	3.46	3.37

Total core deposits	17,008	15,856	1,152	7.3	1.85	1.49
Domestic time deposits of $100,000 or more	1,249	792	457	57.7	3.10	2.26
Brokered deposits and negotiable CDs	2,995	1,822	1,173	64.4	3.05	1.54
Deposits in foreign offices	438	545	(107)	(19.6)	1.69	0.74

Total deposits	21,690	19,015	2,675	14.1	2.13	1.51
Short-term borrowings	1,240	1,499	(259)	(17.3)	1.91	0.82
Federal Home Loan Bank advances	1,166	1,272	(106)	(8.3)	2.96	2.51
Subordinated notes and other long-term debt	4,308	5,590	(1,282)	(22.9)	3.64	2.28

Total interest bearing liabilities	25,071	24,256	815	3.4	2.42	1.68

All other liabilities	1,624	1,398	226	16.2
Shareholders’ equity	2,573	2,301	272	11.8

Total Liabilities and Shareholders’ Equity	$32,601	$31,075	$1,526	4.9%

Net interest rate spread					2.95	3.15
Impact of non-interest bearing funds on margin					0.39	0.17

Net interest margin					3.34%	3.32%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See page 15 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Factors 2 and 5 and the Credit Risk section.)
     The provision for credit losses combines the provision for loan and lease losses with the provision for losses on unfunded loan commitments. The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses (ALLL) at a level adequate to absorb Management’s estimate of probable credit losses in the loan and lease portfolio. The provision for losses on unfunded loan commitments is the expense necessary to maintain the allowance for unfunded loan commitments (AULC) at a level adequate to absorb Management’s estimate of probable credit losses in the portfolio of unfunded loan commitments.
     The provision for credit losses in the 2005 second quarter was $12.9 million, a $7.9 million increase from the year-ago quarter, but a $7.0 million decrease from the 2005 first quarter. The increase in provision expense from the year-ago quarter reflected the benefit in the year-ago quarter of a $9.7 million commercial loan recovery. The decline in provision expense from the 2005 first quarter primarily reflected the positive impact of the overall credit quality and improved economic environment.
     The provision for credit losses for the first six-months of 2005 was $32.8 million, a $2.1 million, or 7%, increase from the comparable year-ago period.
Non-Interest Income
(This section should be read in conjunction with Significant Factor 1, 3, and 4.)
     Table 7 reflects non-interest income detail for each of the past five quarters and for the first six months of 2005 and 2004.
Table 7 — Non-Interest Income

	2005		2004			2Q05 vs 2Q04
(in thousands of dollars)	Second	First	Fourth	Third	Second	Amount	Percent

Service charges on deposit accounts	$41,516	$39,418	$41,747	$43,935	$43,596	$(2,080)	(4.8)%
Trust services	19,113	18,196	17,315	17,064	16,708	2,405	14.4
Brokerage and insurance income	13,544	13,026	12,879	13,200	13,523	21	0.2
Bank owned life insurance income	10,139	10,104	10,484	10,019	11,309	(1,170)	(10.3)
Other service charges and fees	11,252	10,159	10,617	10,799	10,645	607	5.7
Mortgage banking income (loss)	(2,376)	12,061	8,822	4,448	23,322	(25,698)	N.M.
Securities gains (losses)	(343)	957	2,100	7,803	(9,230)	8,887	96.3
Other income	24,974	17,397	23,870	17,899	24,659	315	1.3

Sub-total before operating lease income	117,819	121,318	127,834	125,167	134,532	(16,713)	(12.4)
Operating lease income	38,097	46,732	55,106	64,412	78,706	(40,609)	(51.6)

Sub-total including operating lease income	155,916	168,050	182,940	189,579	213,238	(57,322)	(26.9)
Gain on sales of automobile loans	254	—	—	312	4,890	(4,636)	(94.8)

Total non-interest income	$156,170	$168,050	$182,940	$189,891	$218,128	$(61,958)	(28.4)%

	Six Months Ended June 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Service charges on deposit accounts	$80,934	$85,433	$(4,499)	(5.3)%
Trust services	37,309	33,031	4,278	13.0
Brokerage and insurance income	26,570	28,720	(2,150)	(7.5)
Bank owned life insurance income	20,243	21,794	(1,551)	(7.1)
Other service charges and fees	21,411	20,158	1,253	6.2
Mortgage banking income	9,685	19,026	(9,341)	(49.1)
Securities gains	614	5,860	(5,246)	(89.5)
Other income	42,371	50,278	(7,907)	(15.7)

Sub-total before operating lease income	239,137	264,300	(25,163)	(9.5)
Operating lease income	84,829	167,573	(82,744)	(49.4)

Sub-total including operating lease income	323,966	431,873	(107,907)	(25.0)
Gain on sales of automobile loans	254	13,894	(13,640)	(98.2)

Total non-interest income	$324,220	$445,767	$(121,547)	(27.3)%

N.M., not a meaningful value.

Table 8 reflects mortgage banking income detail for each of the past five quarters and for the first six months of 2005 and 2004.
Table 8 — Mortgage Banking Income and Net Impact of MSR Hedging

	2005		2004			2Q05 vs 2Q04
(in thousands of dollars)	Second	First	Fourth	Third	Second	Amount	Percent

Mortgage Banking Income

Origination fees	$3,066	$2,699	$3,264	$3,219	$3,330	$(264)	(7.9)%
Secondary marketing	1,749	2,482	1,623	(14)	5,514	(3,765)	(68.3)
Servicing fees	5,464	5,394	5,730	5,353	5,465	(1)	(0.0)
Amortization of capitalized servicing	(5,187)	(4,761)	(5,153)	(4,468)	(4,047)	(1,140)	28.2
MSR recovery / (impairment)	(10,231)	3,760	738	(4,119)	14,880	(25,111)	N.M.
Other mortgage banking income	2,763	2,487	2,620	4,477	(1,820)	4,583	N.M.

Total mortgage banking income (loss)	$(2,376)	$12,061	$8,822	$4,448	$23,322	$(25,698)	N.M.

Capitalized mortgage servicing rights (1)	$71,150	$80,972	$77,107	$76,540	$79,167	$(8,017)	(10.1)%
Total mortgages serviced for others (1)	6,951,000	6,896,000	6,861,000	6,780,000	6,537,000	414,000	6.3

Net Impact of MSR Hedging

MSR recovery / (impairment)	$(10,231)	$3,760	$738	$(4,119)	$14,880	$(25,111)	N.M. %
Net trading gains (losses) related to MSR hedging (2)	5,727	(4,182)	(3,345)	(2,340)	—	5,727	—
Net interest income related to MSR hedging	512	834	1,451	—	—	512	—
Other MSR hedge activity(4)	—	—	—	—	(4,492)	4,492	N.M.

Net impact of MSR hedging (3)	$(3,992)	$412	$(1,156)	$(6,459)	$10,388	$(14,380)	N.M. %

	Six Months Ended June 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Mortgage Banking Income
Origination fees	$5,765	$5,893	$(128)	(2.2)%
Secondary marketing	4,232	6,731	(2,499)	(37.1)
Servicing fees	10,858	10,614	244	2.3
Amortization of capitalized servicing	(9,948)	(9,398)	(550)	5.9
MSR recovery / (impairment)	(6,471)	4,759	(11,230)	N.M.
Other mortgage banking income	5,249	427	4,822	N.M.

Total mortgage banking income	$9,685	$19,026	$(9,341)	(49.1)%

Capitalized mortgage servicing rights (1)	$71,150	$79,167	$(8,017)	(10.1)%
Total mortgages serviced for others (1)	6,951,000	6,537,000	414,000	6.3

Net Impact of MSR Hedging

MSR recovery / (impairment)	$(6,471)	$4,759	$(11,230)	N.M. %
Net trading losses related to MSR hedging (2)	1,545	—	1,545	—
Net interest income related to MSR hedging	1,346	—	1,346	—
Other MSR hedge activity	—	(4,492)	4,492	N.M.

Net impact of MSR hedging (3)	$(3,580)	$267	$(3,847)	N.M. %

N.M., not a meaningful value.

(1)	At period end.

(2)	Included in other non-interest income.

(3)	The tables above exclude securities gains or losses related to the investment securities portfolio.

(4)	Included in other mortgage banking income.

2005 Second Quarter versus 2004 Second Quarter
              Non-interest income decreased $62.0 million, or 28%, from the year-ago quarter with $40.6 million of the decline reflecting the run-off of the operating lease portfolio. Of the remaining $21.3 million decline from the year-ago quarter, the primary drivers were:
•	$25.7 million decline in mortgage banking income, reflecting a $10.2 million MSR temporary impairment in the current quarter compared with a $14.9 million recovery of MSR temporary impairment in the year-ago quarter.

•	$4.6 million decline in gains on sale of automobile loans as the year-ago period included $4.9 million of such gains.

•	$2.1 million, or 5%, decline in service charges on deposit accounts with declines in commercial and consumer service charges contributing equally to the decrease. Lower commercial service charges reflected a combination of lower activity and a preference by commercial customers to pay for services with higher compensating balances rather than fees as interest rates increase. The decline in consumer service charges primarily reflected lower personal NSF and overdraft service charges.

•	$1.2 million decline in bank owned life insurance income.
Partially offset by:
•	$8.9 million decline in securities losses as the current quarter securities losses were less than such losses in the year-ago quarter. Specifically, the current quarter reflected $0.3 million of net securities losses resulting from sales to strengthen the quality of the investment portfolio and lengthen its duration. These sales resulted in total losses of $6.0 million and gains of $5.7 million. The gains were also taken to mitigate the net impact of the MSR impairment. The year-ago quarter reflected $9.2 million of MSR-related securities losses.

•	$2.4 million, or 14%, increase in trust services due to higher personal trust and mutual fund fees reflecting a combination of higher market value of assets, as well as increased activity.
2005 Second Quarter versus 2005 First Quarter
              Compared with the 2005 first quarter, non-interest income decreased $11.9 million, or 7%, with $8.6 million of the decline reflecting the run-off of the operating lease portfolio. Of the remaining $3.2 million decline from the 2005 first quarter, the primary drivers were:
•	$14.4 million decline in mortgage banking income reflecting a $10.2 million MSR temporary impairment in the current quarter compared with $3.8 million recovery of MSR temporary impairment in the prior quarter. Though originations increased 17% from the first quarter, this was more than offset by lower net marketing income reflecting lower gains on sold loans.

•	$1.3 million decline in securities gains as the current quarter reflected net securities losses of $0.3 million compared with $1.0 million of gains in the 2005 first quarter.
Partially offset by:
•	$7.6 million increase in other income reflecting the positive benefit of $5.7 million of MSR hedge-related trading gains in the current quarter compared with $4.2 million of MSR hedge-related trading losses in the first quarter and modest hedge fund gains compared with losses in the prior quarter, partially offset by the current quarter negative impact of a $2.1 million write-off of an equity investment, as well as lower miscellaneous gains and safe deposit fee income.

•	$2.1 million, or 5%, increase in service charges on deposit accounts reflecting higher personal NSF and overdraft service charges.

•	$1.1 million, or 11%, increase in other service charges and fees reflecting higher check card-related income.

•	$0.9 million, or 5%, increase in trust services income reflected a combination of factors including (1) higher personal trust and mutual fund fees due to a combination of the higher market value of assets and increased activity, (2) increased corporate trust income, and (3) client additions. The current quarter represented the seventh consecutive quarterly increase in trust income.

•	$0.5 million, or 4%, increase in brokerage and insurance income reflecting growth in insurance agency income and sales of new automobile equity protection insurance, partially offset by a decline in investment product revenue, most notably mutual fund fees and brokerage commissions.
2005 First Six Months versus 2004 First Six Months
              Non-interest income decreased $121.5 million, or 27%, from the year-ago six-month period with $82.7 million of the decline reflecting the run-off of the operating lease portfolio. Of the remaining $38.8 million decline from the year-ago period, the primary drivers were:
•	$13.6 million decline in gains on sale of automobile loans as the year-ago period included $13.9 million of such gains.

•	$9.3 million decline in mortgage banking income, reflecting a $6.5 million MSR temporary impairment in the current six-month period compared with a $4.8 million recovery of MSR temporary impairment in the year-ago period.

•	$7.9 million, or 16%, decline in other income reflected a combination of factors including MSR hedge-related trading losses in the current period compared with gains in the year-ago period, the $2.1 million write-off of an equity investment in the 2005 second quarter, lower investment banking income, and lower equity investment gains.

•	$5.2 million decline in securities gains reflecting $5.9 million of gains in the year-ago period taken to mitigate the net impact of the MSR impairment.

•	$4.5 million, or 5%, decline in service charges on deposit accounts with declines in commercial and consumer service charges contributing equally to the decrease. Lower commercial service charges reflected a combination of lower activity and a preference by commercial customers to pay for services with higher compensating balances rather than fees as interest rates increase. The decline in consumer service charges primarily reflected lower personal NSF and overdraft service charges.

•	$2.2 million, or 7%, decline in brokerage and insurance income reflecting lower annuity sales.

•	$1.6 million decline in bank owned life insurance income.
Partially offset by:
•	$4.3 million, or 13%, increase in trust services due to higher personal trust and mutual fund fees reflecting a combination of higher market value of assets, as well as increased activity.

Non-Interest Expense
(This section should be read in conjunction with Significant Factor 1 and 6-7.)
          Table 9 reflects non-interest expense detail for each of the last five quarters and for the first six months of 2005 and 2004.
Table 9 — Non-Interest Expense

	2005		2004			2Q05 vs 2Q04
(in thousands of dollars)	Second	First	Fourth	Third	Second	Amount	Percent

Salaries	$98,283	$96,239	$94,658	$96,456	$92,169	$6,114	6.6%
Benefits	25,807	27,742	28,080	25,273	27,546	(1,739)	(6.3)

Personnel costs	124,090	123,981	122,738	121,729	119,715	4,375	3.7
Net occupancy	17,257	19,242	26,082	16,838	16,258	999	6.1
Outside data processing and other services	18,113	18,770	18,563	17,527	17,563	550	3.1
Equipment	15,637	15,863	15,733	15,295	16,228	(591)	(3.6)
Professional services	9,347	9,459	9,522	12,219	7,836	1,511	19.3
Marketing	7,441	6,454	5,581	5,000	8,069	(628)	(7.8)
Telecommunications	4,801	4,882	4,596	5,359	4,638	163	3.5
Printing and supplies	3,293	3,094	3,148	3,201	3,098	195	6.3
Amortization of intangibles	204	204	205	204	204	—	—
Other expense	19,074	18,380	26,526	22,317	25,981	(6,907)	(26.6)

Sub-total before operating lease expense	219,257	220,329	232,694	219,689	219,590	(333)	(0.2)
Operating lease expense	28,879	37,948	48,320	54,885	62,563	(33,684)	(53.8)

Sub-total including operating lease expense	248,136	258,277	281,014	274,574	282,153	(34,017)	(12.1)
Restructuring reserve releases	—	—	—	(1,151)	—	—	—

Total non-interest expense	$248,136	$258,277	$281,014	$273,423	$282,153	$(34,017)	(12.1)%

	Six Months Ended June 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Salaries	$194,522	$185,154	$9,368	5.1%
Benefits	53,549	56,185	(2,636)	(4.7)

Personnel costs	248,071	241,339	6,732	2.8
Net occupancy	36,499	33,021	3,478	10.5
Outside data processing and other services	36,883	36,025	858	2.4
Equipment	31,500	32,314	(814)	(2.5)
Professional services	18,806	15,135	3,671	24.3
Marketing	13,895	15,908	(2,013)	(12.7)
Telecommunications	9,683	9,832	(149)	(1.5)
Printing and supplies	6,387	6,114	273	4.5
Amortization of intangibles	408	408	—	—
Other expense	37,454	44,438	(6,984)	(15.7)

Sub-total before operating lease expense	439,586	434,534	5,052	1.2
Operating lease expense	66,827	133,273	(66,446)	(49.9)

Total non-interest expense	$506,413	$567,807	$(61,394)	(10.8)%

N.M., not a meaningful value.
2005 Second Quarter versus 2004 Second Quarter
          Non-interest expense decreased $34.0 million, or 12%, from the year-ago quarter with $33.7 million of the decline reflecting the run-off of the operating lease portfolio. Of the remaining $0.3 million decline from the year-ago quarter, the primary drivers were:

•	$6.9 million, or 27%, decline in other expense as the year-ago quarter included $5.8 million of costs related to investments in partnerships generating tax benefits, as well as lower operational losses.
Partially offset by:
•	$4.4 million, or 4%, increase in personnel costs reflecting $2.0 million of current period severance-related costs as well as higher salaries.

•	$1.5 million, or 19%, increase in professional services expense as the current quarter included $1.7 million of regulatory-related expenses.

•	$1.0 million, or 6%, increase in net occupancy expense primarily reflecting the negative impact of expenses associated with the consolidation of certain operations functions (see discussion below) and lower rental income, partially offset by lower maintenance costs.
2005 Second Quarter versus 2005 First Quarter
          Compared with the 2005 first quarter, non-interest expense decreased $10.1 million with $9.1 million reflecting the run-off of the operating lease portfolio. Of the remaining $1.1 million decrease from the prior quarter, the primary drivers were:
•	$2.0 million, or 10%, decrease in net occupancy reflecting a combination of positive factors including seasonally lower facility-related costs, higher rental income, partially offset by expenses associated with the consolidation of certain operations functions in the current period.

•	$0.7 million, or 4%, decline in outside data processing and other services. Partially offset by:

•	$1.0 million, or 15%, increase in marketing expense.
2005 First Six Months versus 2004 First Six Months
              Non-interest expense decreased $61.4 million, or 11%, from the year-ago six-month period all attributable to a $66.4 million decline in operating lease expense reflecting the run-off of the operating lease portfolio. This impact was partially offset by a net $5.1 million increase in expense with the primary drivers being:
•	$6.7 million, or 3%, increase in personnel costs reflecting an $11.0 million increase in salaries, including $2.0 million of 2005 second quarter severance costs, partially offset by lower sales commission and benefits expenses.

•	$3.7 million, or 24%, increase in professional services expense as the current period included $3.7 million of SEC and regulatory-related expenses.

•	$3.5 million, or 11%, increase in net occupancy expense primarily reflecting a loss caused by a refinancing penalty of a real estate partnership minority interest, as well as lower rental income.
Partially offset by:
•	$6.9 million, or 16%, decline in other expense as the year-ago period included $5.8 million of costs related to investments in partnerships generating tax benefits, in addition to lower insurance costs and operational losses.

•	$2.0 million decline in marketing expenses.
Operating Lease Assets
(This section should be read in conjunction with Significant Factor 1 and Lease Residual Risk section.)
             Table 10 reflects operating lease assets performance detail for each of the last five quarters and for the first six months of 2005 and 2004.

Table 10 — Operating Lease Performance

	2005		2004			2Q05 vs 2Q04
(in thousands of dollars)	Second	First	Fourth	Third	Second	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$408,798	$529,245	$647,970	$800,145	$976,626	$(567,828)	(58.1)%

Income Statement:

Net rental income	$34,562	$43,554	$51,016	$60,267	$72,402	$(37,840)	(52.3)%
Fees	1,773	1,857	2,111	2,965	4,838	(3,065)	(63.4)
Recoveries — early terminations	1,762	1,321	1,979	1,180	1,466	296	20.2

Total operating lease income	38,097	46,732	55,106	64,412	78,706	(40,609)	(51.6)

Depreciation and residual losses at termination	26,560	34,703	45,293	49,917	57,412	(30,852)	(53.7)
Losses — early terminations	2,319	3,245	3,027	4,968	5,151	(2,832)	(55.0)

Total operating lease expense	28,879	37,948	48,320	54,885	62,563	(33,684)	(53.8)

Net earnings contribution	$9,218	$8,784	$6,786	$9,527	$16,143	$(6,925)	(42.9)%

Earnings ratios (1)
Net rental income	33.8%	32.9%	31.5%	30.1%	29.7%	4.1%	13.8%
Depreciation and residual losses at termination	26.0	26.2	28.0	25.0	23.5	2.5	10.6

	Six Months Ended June 30,		YTD 2005 vs. 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$468,688	$1,071,386	$(602,698)	(56.3)%

Income Statement:

Net rental income	$78,116	$155,919	$(77,803)	(49.9)
Fees	3,630	8,381	(4,751)	(56.7)
Recoveries — early terminations	3,083	3,273	(190)	(5.8)

Total operating lease income	84,829	167,573	(82,744)	(49.4)

Depreciation and residual losses at termination	61,263	121,235	(59,972)	(49.5)
Losses — early terminations	5,564	12,038	(6,474)	(53.8)

Total operating lease expense	66,827	133,273	(66,446)	(49.9)

Net earnings contribution	$18,002	$34,300	$(16,298)	(47.5)%

Earnings ratios (1)
Net rental income	33.3%	29.1%	4.2%	14.4%
Depreciation and residual losses at termination	26.1	22.6	3.5	15.5

(1)	As a percent of average operating lease assets, quarterly amounts annualized.
2005 Second Quarter versus 2004 Second Quarter and 2005 First Quarter
          Average operating lease assets in the 2005 second quarter were $0.4 billion, down $0.6 billion, or 58%, from the year-ago quarter and 23% from the 2005 first quarter. (For a discussion of operating lease accounting, residual value loss determination, and related residual value insurance, see the Operating Lease Assets section of the Company’s 2004 Form 10-K.)
          Operating lease income, which totaled $38.1 million in the 2005 second quarter, represented 24% of total non-interest income in the quarter. Operating lease income was down $40.6 million, or 52%, from the year-ago quarter and $8.6 million, or 18%, from the 2005 first quarter, reflecting the declines in average operating leases. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 52% and 21%, respectively, from the year-ago and 2005 first quarter.

Fees declined 63% from the year-ago quarter, and 5% from the first quarter. Recoveries from early terminations increased 20% from the year-ago quarter and 33% from the first quarter.
          Operating lease expense totaled $28.9 million, down $33.7 million, or 54%, from the year-ago quarter and down $9.1 million, or 24%, from the 2005 first quarter. These declines also reflected the fact that this portfolio is decreasing over time. Losses on early terminations, which are included in total operating lease expense, declined 55% from the year-ago quarter and 29% from the first quarter.
2005 First Six Months versus 2004 First Six Months
          Average operating lease assets in the first six-month period of 2005 were $0.5 billion, down $0.6 billion, or 56% from the comparable year-ago period.
          Operating lease income, which totaled $84.8 million for the first six months of 2005, represented 26% of total non-interest income, and was down $82.7 million, or 49%, from the comparable year-ago period. Net rental income was down $77.8 million, or 50%. Fees declined $4.8 million, or 57%, from the comparable year-ago period. Recoveries from early terminations were little changed from the year-ago period. Operating lease expense totaled $66.8 million, down $66.4 million, or 50%, from the comparable year-ago period. The declines in operating lease income and operating lease expense reflected the fact that this portfolio is decreasing over time.
Provision for Income Taxes
(This section should be read in conjunction with Significant Factor 8.)
          The provision for income taxes in the second quarter of 2005 was $30.6 million and represented an effective tax rate on income before taxes of 22.3%. The provision for income taxes decreased $12.8 million from the year-ago quarter, primarily due to a reduction in pre-tax earnings, as well as the recognition of the effect of federal tax refunds on income tax expense. These federal tax refunds resulted from the ability to carry back federal tax losses to prior years. The effective tax rates in the year-ago quarter and first quarter of 2005 were 28.3% and 22.8%, respectively. For the first six months of 2005, provision for income taxes was $59.2 million and represented an effective tax rate on income before taxes of 22.6%. The provision for income taxes decreased $19.1 million from the same period in 2004, in which the effective tax rate was 26.8%, reflecting higher pre-tax income in the first six months of 2004 and the recognition of the effect of federal tax refunds on income tax expense in the first six months of 2005.
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
          In accordance with FAS 109, Accounting for Income Taxes, no deferred income taxes are to be recorded when a company intends to reinvest permanently the earnings from a foreign activity. In accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Act of 2004, at June 30, 2005, the range of possible amounts that Huntington is considering for repatriation in 2005 is between zero and $105.5 million. The related potential range of income tax is between zero and $5.5 million.
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
          The effective tax rate for the second quarter and first six months of 2005 included the after-tax positive impact on net income due to the federal tax loss carry back, tax-exempt income, bank owned life insurance, asset securitization activities, and general business credits from investment in low income housing and historic property partnerships. The lower effective tax rate is expected to impact each quarter in 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate, slightly below 30%.
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
Credit Exposure Composition
          Compared with the year-ago period, the composition of the loan and lease portfolio at June 30, 2005, had changed such that lower credit risk home equity loans and residential mortgages combined represented 36% of total credit exposure, up from 33% a year earlier. Conversely, higher risk automobile exposure, which consists of automobile loans and leases, as well as operating lease assets, declined from 22% to 19% at June 30, 2005.
          Table 11 reflects period-end loan and lease portfolio mix by type of loan or lease, as well as by business segment:

Table 11 — Credit Exposure Composition

	2005				2004
(in thousands of dollars)	June 30,		March 31,		December 31,		September 30,		June 30,

By Type
Commercial:
Middle market commercial and industrial	$4,883,354	19.6%	$4,824,403	19.6%	$4,660,141	19.3%	$4,352,952	18.7%	$4,270,282	18.8%
Construction	1,684,299	6.8	1,647,999	6.7	1,592,125	6.6	1,538,135	6.6	1,501,248	6.6
Commercial	1,899,518	7.6	1,913,849	7.8	1,881,835	7.8	1,898,015	8.1	1,959,684	8.6

Middle market commercial real estate	3,583,817	14.4	3,561,848	14.5	3,473,960	14.4	3,436,150	14.7	3,460,932	15.2

Small business commercial and industrial and commercial real estate	2,258,097	9.1	2,204,278	8.9	2,168,877	8.9	2,124,602	9.2	2,060,259	9.1

Total commercial	10,725,268	43.1	10,590,529	43.0	10,302,978	42.6	9,913,704	42.6	9,791,473	43.1

Consumer:
Automobile loans	2,045,771	8.2	2,066,264	8.4	1,948,667	8.1	1,884,924	8.1	1,814,644	8.0
Automobile leases	2,458,432	9.9	2,476,098	10.0	2,443,455	10.1	2,316,801	9.9	2,184,633	9.6
Home equity	4,683,577	18.8	4,594,586	18.6	4,554,540	18.9	4,429,626	19.0	4,255,576	18.8
Residential mortgage	4,152,203	16.7	3,995,769	16.2	3,829,234	15.9	3,565,670	15.3	3,283,779	14.5
Other loans	501,897	1.9	483,219	1.9	481,403	2.0	476,534	2.0	445,564	2.1

Total consumer	13,841,880	55.5	13,615,936	55.1	13,257,299	55.0	12,673,555	54.3	11,984,196	53.0

Total loans and direct financing leases	$24,567,148	98.6	$24,206,465	98.1	$23,560,277	97.6	$22,587,259	96.9	$21,775,669	96.1

Operating lease assets	353,678	1.4	466,550	1.9	587,310	2.4	717,411	3.1	888,612	3.9
Securitized loans	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$24,920,826	100.0%	$24,673,015	100.0%	$24,147,587	100.0%	$23,304,670	100.0%	$22,664,281	100.0%

Total automobile exposure (1)	$4,857,881	19.5%	$5,008,912	20.3%	$4,979,432	20.6%	$4,919,136	21.1%	$4,887,889	21.6%

By Business Segment (2)
Regional Banking:
Central Ohio (3)	$6,593,763	26.5%	$6,443,475	26.1%	$6,293,471	26.1%	$6,007,682	25.8%	$5,663,749	25.0%
Northern Ohio	2,916,456	11.7	2,910,071	11.8	2,857,746	11.8	2,810,332	12.1	2,696,268	11.9
Southern Ohio / Kentucky	2,105,173	8.4	2,023,243	8.2	1,895,180	7.8	1,825,652	7.8	1,758,808	7.8
West Michigan	2,386,443	9.6	2,335,578	9.5	2,271,682	9.4	2,236,001	9.6	2,216,170	9.8
East Michigan	1,495,978	6.0	1,475,868	6.0	1,430,169	5.9	1,387,543	6.0	1,359,098	6.0
West Virginia	918,620	3.7	887,239	3.6	882,016	3.7	867,271	3.7	812,929	3.6
Indiana	1,045,960	4.2	997,052	4.0	961,700	4.0	862,833	3.7	811,431	3.6

Regional Banking	17,462,393	70.1	17,072,526	69.2	16,591,964	68.7	15,997,314	68.7	15,318,453	67.7
Dealer Sales (4)	5,761,333	23.1	5,955,624	24.1	5,920,256	24.5	5,765,184	24.7	5,832,391	25.7
Private Financial and Capital Markets Group	1,697,100	6.8	1,644,865	6.7	1,635,367	6.8	1,542,172	6.6	1,513,437	6.6
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$24,920,826	100.0%	$24,673,015	100.0%	$24,147,587	100.0%	$23,304,670	100.0%	$22,664,281	100.0%

(1)	Sum of automobile loans and leases, operating lease assets, and securitized loans.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure. Effective June 30, 2005, the Capital Markets Group was removed from Treasury / Other and combined with the Private Financial Group (PFG), prior period amounts have been reclassified.

(3)	Includes operating lease equipment.

(4)	Includes operating lease inventory and securitized loans.

Non-Performing Assets (NPAs) and Past Due Loans and Leases
(This section should be read in conjunction with Significant Factor 5.)
          Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters.
Table 12 — Non-Performing Assets and Past Due Loans and Leases

	2005		2004
(in thousands of dollars)	June 30,	March 31,	December 31,	September 30,	June 30,

Non-accrual loans and leases:
Middle market commercial and industrial	$26,856	$16,993	$24,179	$20,098	$24,336
Middle market commercial real estate	15,331	6,682	4,582	14,717	11,122
Small business commercial and industrial and commercial real estate	19,788	16,387	14,601	12,087	12,368
Residential mortgage	14,137	12,498	13,545	13,197	13,952
Home equity (1)	7,748	7,333	7,055	7,685	—

Total non-performing loans and leases	83,860	59,893	63,962	67,784	61,778

Other real estate, net:
Residential	10,758	10,571	8,762	8,840	8,851
Commercial (2)	2,800	2,839	35,844	3,852	4,067

Total other real estate, net	13,558	13,410	44,606	12,692	12,918

Total non-performing assets	$97,418	$73,303	$108,568	$80,476	$74,696

Non-performing loans and leases as a % of total loans and leases	0.34%	0.25%	0.27%	0.30%	0.28%
Non-performing assets as a % of total loans and leases and other real estate	0.40	0.30	0.46	0.36	0.34

Allowance for loan and lease losses (ALLL) as % of:

Non-performing loans and leases (NPLs)	304	441	424	417	464
Non-performing assets (NPAs)	262	361	250	351	384

Total allowances for credit losses (ACL) as % of:

Non-performing loans and leases	349	494	476	461	515
Non-performing assets	300	404	280	389	426

Accruing loans and leases past due 90 days or more (1)	$53,371	$50,086	$54,283	$53,456	$51,490
Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.22%	0.21%	0.23%	0.24%	0.24%

(1)	Beginning September 30, 2004, the Company adopted a policy, consistent with its policy for residential mortgage loans, of placing home equity loans and lines on non-accrual status when they become greater than 180 days past due. In prior quarters, these balances were included in “Accruing loans and leases past due 90 days or more.”

(2)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in the first quarter of 2005.
          NPAs were $97.4 million at June 30, 2005, and represented 0.40% of related assets, up $22.7 million from $74.7 million, or 0.34%, at the end of the year-ago quarter and up $24.1 million from $73.3 million, or 0.30%, at March 31, 2005. The increase from the prior quarter was impacted, in part, by credits associated with the domestic automobile supplier sector.

          Non-performing loans and leases (NPLs), which exclude other real estate owned (OREO), were $83.9 million at June 30, 2005, up $22.1 million from the year-earlier period and $24.0 million from the end of the first quarter. Expressed as a percent of total loans and leases, NPLs were 0.34% at June 30, 2005, up from 0.28% a year earlier and from 0.25% at March 31, 2005.
          The over 90-day delinquent, but still accruing, ratio was 0.22% at June 30, 2005, down from 0.24% at the end of the year-ago quarter, and little changed from 0.21% at March 31, 2005.
Non-Performing Assets Activity
Table 13 — Non-Performing Asset Activity

	2005		2004
(in thousands of dollars)	Second	First	Fourth	Third	Second

Non-performing assets, beginning of period	$73,303	$108,568	$80,476	$74,696	$91,694
New non-performing assets (1) (2)	47,420	33,607	61,684	22,740	25,727
Returns to accruing status	(250)	(3,838)	(2,248)	—	(1,493)
Loan and lease losses	(6,578)	(17,281)	(8,578)	(5,424)	(12,872)
Payments	(11,925)	(10,404)	(8,829)	(10,202)	(13,571)
Sales (2)	(4,552)	(37,349)	(13,937)	(1,334)	(14,789)

Non-performing assets, end of period	$97,418	$73,303	$108,568	$80,476	$74,696

(1)	Beginning September 30, 2004, the Company adopted a policy, consistent with its policy for residential mortgage loans, of placing home equity loans and lines on non-accrual status when they become greater than 180 days past due. In prior quarters, these balances were included in “Accruing loans and leases past due 90 days or more.”

(2)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in the first quarter of 2005.
Allowances for Credit Losses (ACL) and Provision for Credit Losses
(This section should be read in conjunction with Significant Factor 1, 2, 4-5, and the Credit Risk section.)
          The Company maintains two reserves, both of which are available to absorb probable credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments (AULC). When summed together, these reserves constitute the total allowances for credit losses (ACL). Table 14 reflects activity in the ALLL and AULC for the past five quarters:

Table 14 — Allowances for Credit Losses

	2005		2004
(in thousands of dollars)	Second	First	Fourth	Third	Second

Allowance for loan and lease losses, beginning of period	$264,390	$271,211	$282,650	$286,935	$295,377
Loan and lease losses	(25,733)	(37,213)	(31,737)	(26,366)	(30,845)
Recoveries of loans previously charged off	9,469	8,941	10,824	9,886	18,330

Net loan and lease losses	(16,264)	(28,272)	(20,913)	(16,480)	(12,515)

Provision for loan and lease losses	13,247	21,451	9,474	12,971	5,923
Economic reserve transfer	(6,253)	—	—	—	—
Allowance of assets sold and securitized	(336)	—	—	(776)	(1,850)

Allowance for loan and lease losses, end of period	$254,784	$264,390	$271,211	$282,650	$286,935

Allowance for unfunded loan commitments and letters of credit, beginning of period	$31,610	$33,187	$30,007	$31,193	$32,089
Provision for unfunded loan commitments and letters of credit losses	(352)	(1,577)	3,180	(1,186)	(896)
Economic reserve transfer	6,253	—	—	—	—

Allowance for unfunded loan commitments and letters of credit, end of period	$37,511	$31,610	$33,187	$30,007	$31,193

Total allowances for credit losses	$292,295	$296,000	$304,398	$312,657	$318,128

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.77%	0.81%	0.78%	0.84%	0.86%
Economic reserve	0.22	0.27	0.32	0.33	0.36
Specific reserve	0.05	0.01	0.05	0.08	0.10

Total loans and leases	1.04%	1.09%	1.15%	1.25%	1.32%

Total allowances for credit losses (ACL) as % of total loans and leases	1.19%	1.22%	1.29%	1.38%	1.46%
          At June 30, 2005, ALLL was $254.8 million, down from $286.9 million a year earlier and $264.4 million at March 31, 2005. Expressed as a percent of period-end loans and leases, the ALLL ratio at June 30, 2005, was 1.04%, down from 1.32% a year ago reflecting the improvement in economic indicators, the change in the mix of the loan portfolio to lower-risk residential mortgages and home equity loans, and the reduction of specific reserves related to improved or resolved individual problem commercial credits. The decline from 1.09% at March 31, 2005, reflected a 4 basis point decrease in the transaction reserve component; 3 basis points related to the transfer of $6.3 million from the economic reserve component of the ALLL to the AULC due to a refinement in methodology; a 2 basis point decline in the economic reserve component as economic indicators strengthened; and a 4 basis point increase in the specific reserve component consistent with the current quarter’s increase in NPLs. The table below shows the change in the ALLL ratio and each reserve component from the 2004 second quarter and 2005 first quarter.

           Components of the ALLL as a percent of total loans and leases:

				2Q05 change from
	2Q05	1Q05	2Q04	1Q05	2Q04
Transaction reserve	0.77%	0.81%	0.86%	(0.04)%	(0.09)%
Economic reserve	0.22	0.27	0.36	(0.05)	(0.14)
Specific reserve	0.05	0.01	0.10	0.04	(0.05)

Total ALLL	1.04%	1.09%	1.32%	(0.05)%	(0.28)%
          The ALLL as a percent of NPAs was 262% at June 30, 2005, down from 384% a year ago, and 361% at March 31, 2005.
          At June 30, 2005, the AULC was $37.5 million, up from $31.2 million at the end of the year-ago quarter and from $31.6 million at March 31, 2005, reflecting the transfer of $6.3 million from the economic reserve component of the ALLL.
          On a combined basis, the ACL as a percent of total loans and leases was 1.19% at June 30, 2005, down from 1.46% a year earlier and 1.22% at the end of last quarter. The ACL as a percent of NPAs was 300% at June 30, 2005, down from 426% a year earlier and 404% at March 31, 2005.

Net Loan and Lease Charge-Offs
(This section should be read in conjunction with Significant Factor 5.)
          Table 15 reflects net loan and lease charge-off detail for each of the last five quarters and for the first six months of 2005 and 2004.
Table 15 — Net Loan and Lease Charge-Offs

	2005		2004
(in thousands of dollars)	Second	First	Fourth	Third	Second

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$1,312	$14,092	$1,239	$(102)	$(3,642)
Construction	(134)	(51)	704	(19)	276
Commercial	2,269	(152)	1,834	1,490	2,222

Middle market commercial real estate	2,135	(203)	2,538	1,471	2,498

Small business commercial and industrial and commercial real estate	2,141	2,283	1,386	1,195	1,281

Total commercial	5,588	16,172	5,163	2,564	137

Consumer:
Automobile loans	1,664	3,216	4,406	5,142	5,604
Automobile leases	2,123	3,014	3,104	2,415	2,159

Automobile loans and leases	3,787	6,230	7,510	7,557	7,763
Home equity	5,065	3,963	5,346	4,259	2,569
Residential mortgage	430	439	608	534	302
Other loans	1,394	1,468	2,286	1,566	1,744

Total consumer	10,676	12,100	15,750	13,916	12,378

Total net charge-offs	$16,264	$28,272	$20,913	$16,480	$12,515

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.11%	1.20%	0.11%	(0.01)%	(0.32)%
Construction	(0.03)	(0.01)	0.18	(0.01)	0.09
Commercial	0.48	(0.03)	0.40	0.31	0.46

Middle market commercial real estate	0.24	(0.02)	0.30	0.17	0.31

Small business commercial and industrial and commercial real estate	0.38	0.42	0.26	0.23	0.25

Total commercial	0.21	0.62	0.21	0.10	0.01

Consumer:
Automobile loans	0.32	0.64	0.92	1.11	0.96
Automobile leases	0.34	0.49	0.52	0.43	0.40

Automobile loans and leases	0.33	0.56	0.70	0.74	0.69
Home equity	0.44	0.35	0.48	0.39	0.25
Residential mortgage	0.04	0.04	0.07	0.06	0.04
Other loans	1.14	1.22	1.91	1.36	1.62

Total consumer	0.31	0.36	0.49	0.45	0.41

Net charge-offs as a % of average loans	0.27%	0.47%	0.36%	0.30%	0.23%

2005 Second Quarter versus 2004 Second Quarter and 2005 First Quarter
          Total net charge-offs for the 2005 second quarter were $16.3 million, or an annualized 0.27% of average total loans and leases. This was up from $12.5 million, or 0.23%, in the year-ago quarter, which included a $9.7 million one-time recovery on a previously charged-off commercial loan, but represented a decrease from $28.3 million, or an annualized 0.47%, of average total loans and leases in the 2005 first quarter. The prior quarter included a single $14.2 million middle market commercial charge-off related to a commercial leasing company with significant exposure to a service provider that declared bankruptcy. The 0.47% net charge-off ratio for average total loans and leases in the 2005 first quarter included 24 basis points related to this single credit.
          Total commercial net charge-offs in the second quarter were $5.6 million, or an annualized 0.21%, up from $0.1 million, or an annualized 0.01%, in the year-ago quarter as that quarter included the $9.7 million one-time recovery. Current period total commercial net charge-offs were down from $16.2 million, or an annualized 0.62%, in the prior quarter. As noted above, the 2005 first quarter included a $14.2 million middle market commercial charge-off, which represented 54 basis points of the 0.62% total commercial net charge-off ratio.
          Total consumer net charge-offs in the current quarter were $10.7 million, or an annualized 0.31% of related loans. This compared with $12.4 million, or 0.41%, in the year-ago quarter with the decline from the year-ago quarter primarily reflecting lower automobile loan and lease net charge-offs partially offset by higher home equity net charge-offs. Total automobile loan and lease net charge-offs in the 2005 second quarter were $3.8 million, or an annualized 0.33% of related loans and leases, down significantly from $7.8 million, or an annualized 0.69%, in the year-ago quarter. Home equity net charge-offs in the current quarter were $5.1 million, or an annualized 0.44% of related loans, up from $2.6 million, or 0.25%, in the year-ago quarter. Compared with the 2005 first quarter, total consumer net charge-offs decreased $1.4 million, primarily reflecting a $2.4 million decrease automobile loan and lease net charge-offs, partially offset by a $1.1 million increase in home equity loan net charge-offs.
2005 First Six Months versus 2004 First Six Months
          Total net charge-offs for the first six months of 2005 were $44.5 million, or an annualized 0.37% of average total loans and leases. While the dollar amount of net charge-offs increased 8% from the comparable year-ago period, on a relative basis, net charge-offs declined slightly from the annualized 0.38% ratio a year ago.
          Total commercial net charge-offs in the first six-month period of 2005 were $21.8 million, or an annualized 0.41%, up from $7.7 million, or 0.16%, in the year-ago period, which included a $9.7 million one-time recovery on a previously charged-off loan.
          Total consumer net charge-offs in the current six-month period were $22.8 million, or an annualized 0.34% of related loans, down from $33.4 million, or 0.56%, in the comparable year-ago period. The decline from the year-ago period primarily reflected lower automobile loan and lease net charge-offs partially offset by higher home equity net charge-offs. Total automobile loan and lease net charge-offs in the 2005 six-month period were $10.0 million, or an annualized 0.44% of related loans and leases, down 59% from $24.3 million, or 1.02%, in the year-ago six-month period. Home equity net charge-offs in the current six-month period were $9.0 million, or an annualized 0.39% of related loans, up from $5.5 million, or 0.28%, in the year-ago period.

MARKET RISK
          Market risk represents the risk of loss due to changes in the market values of assets and liabilities, as well as the risk of decreases in the Company’s net income due to changes in interest rates. The Company incurs market risk in the normal course of business. Market risk arises when the Company extends fixed-rate loans, purchases fixed-rate securities, originates fixed-rate CDs, obtains funding through fixed-rate borrowings, and leases automobiles and equipment based on expected lease residual values. The Company has identified three primary sources of market risk: interest rate risk, lease residual risk, and price risk.
Interest Rate Risk
          Interest rate risk is the most significant market risk incurred by the Company. It results from timing differences in the repricing and maturity of assets and liabilities and from changes in relationships between market interest rates and the yields on assets and rates on liabilities, including the impact of embedded options.
          Management seeks to minimize the impact of changing interest rates on net interest income and the fair values of assets and liabilities. The board of directors establishes broad policies regarding interest rate, market, and liquidity risk. The Market Risk Committee (MRC) establishes specific operating guidelines within the parameters of the board of directors’ policies.
          Interest rate risk management is a dynamic process that encompasses monitoring loan and deposit flows and investment and funding activities, and assessing the impact of the changing market and business environment. Effective management of interest rate risk begins with understanding the interest rate characteristics of assets and liabilities and determining the appropriate interest rate risk posture given market expectations and policy objectives and constraints. The MRC regularly monitors position concentrations and the level of interest rate risk to ensure compliance with risk tolerances approved by the board of directors.
          Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year horizon. Although bank owned life insurance and automobile operating lease assets are classified as non-interest earning assets, and the income from these assets is in non-interest income, these portfolios are included in the interest rate sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. The economic value analysis (Economic Value of Equity or EVE) is calculated by subjecting the period-end balance sheet to changes in interest rates and measuring the impact of the changes in the value of the assets and liabilities.
          The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage and asset-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. The models include the effects of embedded options, such as interest rate caps, floors, and call options, and account for changes in relationships among interest rates.
          The baseline scenario for the income simulation, with which all other scenarios are compared, is based on forward market interest rates implied by the prevailing yield curve as of the period end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative market rate scenarios include parallel rate shifts on both a gradual and immediate basis, movements in rates that alter the shape of the yield curve (i.e., flatter or steeper yield curve), and spot rates remaining unchanged for the entire measurement period. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the prime rate.
          The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of June 30, 2005, March 31, 2005, and December 31, 2004. All of the positions were well within the board of directors’ policy limits.

Table 16 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

June 30, 2005	-2.2%	-0.8%	+0.4%	+0.7%

March 31, 2005	-1.8%	-0.8%	+0.6%	+1.0%

December 31, 2004	-1.2%	-0.5%	+0.2%	+0.2%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.
Table 17 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

June 30, 2005	-3.0%	-0.5%	-1.6%	-4.0%

March 31, 2005	-1.3%	+0.4%	-2.0%	-4.8%

December 31, 2004	-3.0%	-0.5%	-1.5%	-4.0%
Lease Residual Risk
(This section should be read in conjunction with the Operating Lease Assets section.)
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
     As of June 30, 2005, three distinct residual value insurance policies were in place to address the residual risk in the portfolio. Two residual value insurance policies cover all vehicles leased prior to May 2002, and have associated total payment caps of $120 million and $50 million, respectively. During the 2004 third quarter, the $120 million cap was exceeded on the first policy. Any losses above the cap result in additional operating lease depreciation expense. It is Management’s assessment that the $50 million cap remains sufficient to cover any expected losses. A third residual insurance policy covers all originations from May 2002 through June 2005, and does not have a cap. A fourth policy, similar in structure to the referenced third policy, went into effect July 1, 2005, and covers all originations for a period of one year.

Price Risk
     Price risk is risk to earnings or capital arising from changes in the value of financial instruments subject to mark-to –market adjustments. This risk arises from market-making, dealing, and position taking in interest-rate, foreign exchange, and equity markets as well as loans held for sale and loan servicing assets. To manage price risk, Management establishes limits as to the amount of trading securities that can be purchased, the foreign exchange exposure that can be maintained, and the maximum loss positions within a quarter.
LIQUIDITY RISK
     Liquidity risk is the current and prospective risk to earnings or capital arising from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity risk also arises from the failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen circumstances. The liquidity of the Bank is used to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. (See Liquidity section in the Company’s 2004 Form 10-K for additional discussion.)
     The primary source of funding is core deposits from retail and commercial customers (see Table 18). As of June 30, 2005, core deposits totaled $17.3 billion, and represented 77% of total deposits. This compared with $16.5 billion, or 85% of total deposits, a year earlier. Most of the growth in core deposits was attributable to growth in interest bearing demand deposits and retail certificates of deposit.

Table 18 — Deposit Composition

	2005				2004
(in thousands of dollars)	June 30,		March 31,		December 31,		September 30,		June 30,

By Type
Demand deposits — non-interest bearing	$3,221,352	14.4%	$3,186,187	14.6%	$3,392,123	16.3%	$3,264,145	16.2%	$3,327,426	17.1%
Demand deposits — interest bearing	7,674,807	34.4	7,848,458	36.1	7,786,377	37.5	7,471,779	37.2	7,124,144	36.6
Savings and other domestic time deposits	3,332,728	14.9	3,460,633	15.9	3,502,552	16.9	3,570,494	17.8	3,605,778	18.5
Retail certificates of deposit	3,032,957	13.6	2,555,241	11.7	2,466,965	11.9	2,441,387	12.1	2,412,178	12.4

Total core deposits	17,261,844	77.3	17,050,519	78.3	17,148,017	82.6	16,747,805	83.3	16,469,526	84.6
Domestic time deposits of $100,000 or more	1,177,271	5.3	1,311,495	6.0	1,081,660	5.2	997,952	5.0	808,415	4.2
Brokered deposits and negotiable CDs	3,459,645	15.5	3,007,124	13.8	2,097,537	10.1	1,896,135	9.4	1,679,099	8.6
Foreign time deposits	431,816	1.9	401,835	1.9	440,947	2.1	467,133	2.3	508,106	2.6

Total deposits	$22,330,576	100.0%	$21,770,973	100.0%	$20,768,161	100.0%	$20,109,025	100.0%	$19,465,146	100.0%

Total core deposits:
Commercial	$5,399,412	31.3%	$5,218,482	30.6%	$5,293,666	30.9%	$5,227,613	31.2%	$5,080,250	30.8%
Personal	11,862,432	68.7	11,832,037	69.4	11,854,351	69.1	11,520,192	68.8	11,389,276	69.2

Total core deposits	$17,261,844	100.0%	$17,050,519	100.0%	$17,148,017	100.0%	$16,747,805	100.0%	$16,469,526	100.0%

By Business Segment (1)
Regional Banking:
Central Ohio	$4,830,088	21.6%	$4,781,190	22.0%	$4,695,464	22.6%	$4,426,949	22.0%	$4,619,437	23.7%
Northern Ohio	3,964,220	17.8	3,929,993	18.1	4,068,385	19.6	4,012,247	20.0	3,771,145	19.4
Southern Ohio / Kentucky	1,823,532	8.2	1,774,229	8.1	1,742,353	8.4	1,599,685	8.0	1,557,288	8.0
West Michigan	2,599,452	11.6	2,685,054	12.3	2,643,510	12.7	2,699,059	13.4	2,598,397	13.3
East Michigan	2,241,112	10.0	2,298,679	10.6	2,222,191	10.7	2,165,533	10.8	2,078,967	10.7
West Virginia	1,412,290	6.3	1,368,763	6.3	1,375,151	6.6	1,380,934	6.9	1,368,951	7.0
Indiana	772,256	3.5	717,877	3.3	663,927	3.2	665,368	3.3	667,501	3.4

Regional Banking	17,642,950	79.0	17,555,785	80.7	17,410,981	83.8	16,949,775	84.4	16,661,686	85.5
Dealer Sales	68,470	0.3	69,046	0.3	74,969	0.4	68,944	0.3	70,595	0.4
Private Financial and Capital Markets Group	1,159,189	5.2	1,139,139	5.2	1,176,303	5.7	1,126,807	5.6	1,017,115	5.2
Treasury / Other (2)	3,459,967	15.5	3,007,003	13.8	2,105,908	10.1	1,963,499	9.7	1,715,750	8.9

Total deposits	$22,330,576	100.0%	$21,770,973	100.0%	$20,768,161	100.0%	$20,109,025	100.0%	$19,465,146	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure. Effective June 30, 2005, the Capital Markets Group was removed from Treasury / Other and combined with the Private Financial Group (PFG), prior period amounts have been reclassified.

(2)	Comprised largely of brokered deposits and negotiable CDs.

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
     On April 6, 2005, Standard and Poor’s announced the following rating actions:

	From	To
Huntington Bancshares Incorporated
Senior Unsecured Notes	A-	BBB+
Subordinated Notes	BBB+	BBB
Short-Term (reaffirmed)	A-2	A-2
Outlook	Negative	Stable

The Huntington National Bank
Senior Unsecured Notes	A	A-
Subordinated Notes	A-	BBB+
Short-Term	A-1	A-2
Outlook	Negative	Stable
     This rating agency action had no significant adverse impact on rating triggers inherent in financial contracts. Management believes that sufficient liquidity exists to meet the funding needs of the Bank and the parent company. Credit ratings as of June 30, 2005, for the parent company and the Bank were:

Table 19 — Credit Rating Agency Ratings

June 30, 2005
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 46% of standby letters of credit are collateralized and most are expected to expire without being drawn upon. There were $968 million, $945 million, and $962 million of outstanding standby letters of credit at June 30, 2005, December 31, 2004, and

June 30, 2004, respectively. The carrying amount of deferred revenue related to standby letters of credit at June 30, 2005, was $3.2 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.
     The Bank enters into forward contracts relating to its mortgage banking business. At June 30, 2005, commitments to sell residential real estate loans totaled $534.3 million. These contracts mature in less than one year.
     The parent company and/or the Bank may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which the parent company and/or the Bank may be held contingently liable, including guarantee arrangements, is included in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.
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
     Shareholders’ equity totaled $2.6 billion at June 30, 2005. This balance represented a $93 million increase from December 31, 2004. The growth in shareholders’ equity resulted from the retention of net income after dividends to shareholders of $106.7 million, and an increase of $20.4 million as a result of stock options exercised, partially offset by $44.2 million reflecting the impact of shares repurchased and by an increase in accumulated other comprehensive income of $10.2 million. The improvement in accumulated other comprehensive income resulted from an increase in the market value of securities available for sale at June 30, 2005, compared with December 31, 2004.
     As of June 30, 2005, the Company had unused authority to repurchase up to 5.7 million common shares under an April 27, 2004, share repurchase authorization of 7.5 million common shares. During the 2005 second quarter, the Company repurchased 1.8 million common shares having a total value of $44.1 million. The Company expects to repurchase the remaining shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
     On April 27, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.215 per common share, a 7.5% increase from the prior quarter. The dividend was payable July 1, 2005, to shareholders of record on June 16, 2005. On July 19, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.215 per common share payable October 3, 2005, to shareholders of record on September 16, 2005.
     Average equity to average assets in the 2005 second quarter was 8.03%, up from 7.42% in the year ago quarter, and up from 7.76% for the 2005 first quarter (see Table 20.) At June 30, 2005, the tangible equity to assets ratio was 7.36%, up from 6.95% a year ago, but down from 7.42% at March 31, 2005. At June 30, 2005, the tangible equity to risk-weighted assets ratio was 8.05%, up from 7.64% at the end of the year-ago quarter, and from 7.84% at March 31, 2005. The increases in these ratios primarily reflect the positive impact of earnings growth, with the improvement in the risk-weighted ratio also reflecting the reduced overall risk profile of earning assets, most notably a less risky loan portfolio mix.

Table 20 — Capital Adequacy

	2005		2004
(in millions of dollars)	June 30,	March 31,	December 31,	September 30,	June 30,

Total risk-adjusted assets	$29,973	$30,267	$29,542	$28,679	$28,416

Tier 1 leverage ratio	8.50%	8.45%	8.42%	8.36%	8.20%
Tier 1 risk-based capital ratio	9.18	9.04	9.08	9.10	8.98
Total risk-based capital ratio	12.39	12.33	12.48	12.53	12.56

Tangible equity / asset ratio	7.36	7.42	7.18	7.11	6.95
Tangible equity / risk-weighted assets ratio	8.05	7.84	7.86	7.83	7.64
Average equity / average assets	8.03	7.76	7.74	7.67	7.42
Table 21 — Quarterly Common Stock Summary

	2005		2004
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Common stock price, per share

High (1)	$24.750	$24.780	$25.380	$25.150	$23.120
Low (1)	22.570	22.150	23.110	22.700	20.890
Close	24.140	23.900	24.740	24.910	22.980
Average closing price	23.771	23.216	24.241	24.105	22.050

Dividends, per share

Cash dividends declared on common stock	$0.215	$0.200	$0.200	$0.200	$0.175

Common shares outstanding

Average — basic	232,217	231,824	231,147	229,848	229,429
Average — diluted	235,671	235,053	235,502	234,348	232,659
Ending	230,842	232,192	231,605	230,153	229,476
Book value per share	$11.40	$11.15	$10.96	$10.69	$10.40

Common share repurchase program

Number of shares repurchased	1,818	—	—	—	—

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
     The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At June 30, 2005, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

LINES OF BUSINESS DISCUSSION
     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results and other sections for a full understanding of the Company’s consolidated financial performance.
     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group. A fourth segment includes the Company’s Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around Huntington’s organizational and management structure and, accordingly, the results below are not necessarily comparable with similar information published by other financial institutions. During the second quarter of 2005, the Capital Markets Group was removed from the Treasury / Other segment and combined with the Private Financial Group to form the Private Financial and Capital Markets Group segment. Since the Capital Markets Group is now managed through the Private Financial Group, combining these two segments better reflects the management accountability and decision making structure. Prior periods have been restated to reflect this change in methodology. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
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
Use of Operating Earnings
     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of certain items discussed in the Significant Factors Influencing Financial Performance Comparisons section and Table 3. (In addition to this discussion, see Note 15 of the Notes to Unaudited Condensed Consolidated Financial Statements.) Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used by Management to determine the success of strategies and future earnings capabilities.

Regional Banking
     Regional Banking provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 336 branches, over 800 ATMs, plus internet and telephone banking. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail products and services comprise 60% and 80%, of total regional banking loans and deposits, respectively. Commercial banking serves middle-market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
2005 First Six Months versus 2004 First Six Months
     Regional Banking contributed $134.9 million of the Company’s net operating earnings for the six months ended June 30, 2005, up $16.5 million, or 14%, from the comparable year-ago period. This improvement primarily reflected a $52.2 million, or 11%, increase in fully taxable equivalent revenue, partially offset by a $22.7 million increase in provision for credit losses. Expenses remained well controlled, increasing a modest 1%.
     The $52.2 million increase in fully taxable equivalent revenue from the year-ago period was driven by a $58.5 million, or 18%, increase in fully taxable net interest income, as non-interest income declined $6.3 million, or 4%. Growth in net interest income resulted mainly from an 18% increase in average loan balances, but also benefited from a 4 basis point expansion in the net interest margin to 4.44%. The increase in the net interest margin partially resulted from a lower cost of funds reflecting a 10% increase in average deposits.
     The growth in average total loans and leases reflected strong growth in all regions:

	YTD Average Loans	Percent
(in millions of dollars)	Six months ended June 30, 2005	Increase
Region
Central Ohio	$66,454	27%
Northern Ohio	2,894	9
Southern Ohio/Kentucky	2,017	18
West Michigan	2,332	8
East Michigan	1,462	11
Indiana	1,001	31
West Virginia	893	11

Total	$17,053	18%

     Growth in average loans from the year-ago period was also spread across different types of loans, including residential mortgages, home equity loans and lines of credit, and commercial loans. Residential mortgage loans grew, as interest rates remained low, even though there was a 24% decline in closed loan origination volume from the first six-month period of 2004. Home equity loans and lines of credit also grew across all regions. The home equity line of credit is a primary focus of cross-selling efforts. Commercial loan growth reflected a 29% increase in average commercial real estate construction loans, and an 11% increase in small business loans.

     Growth in average total deposits was also broad-based:

	YTD Average Deposits	Percent
(in millions of dollars)	Six months ended June 30, 2005	Increase
Region
Central Ohio	$4,700	9%
Northern Ohio	4,008	12
Southern Ohio/Kentucky	1,757	18
West Michigan	2,661	3
East Michigan	2,284	12
Indiana	711	11
West Virginia	1,377	5

Total	$17,498	10%

     The 10% increase in average total deposits reflected strong growth in average interest bearing demand deposits and domestic time deposits. Interest bearing demand deposits increased 15% from the first six months of 2004, with domestic time deposits increasing 14%. Non-interest bearing deposits grew 7% from the year-ago period, while savings deposits decreased 3%.
     Growth in loans and deposits reflected improved sales efforts and success. In retail banking, the 90-day cross-sell ratio improved 27% over the prior year, and the small business cross-sell ratio increased 14%. In addition, customer bases continued to expand. Period end retail banking demand deposit (DDA) households were 15,132, or 3%, higher than a year earlier, with the number of small business DDA relationships up 4,064, or 8%. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers after first establishing a DDA account. Loan and deposit growth also reflected continued focus on customer service and delivery channel optimization. During the year, five banking offices were opened while four were closed. The number of on-line banking customers at June 30, 2005 was nearly 230,000, a 24% increase, and represented a relatively high 43% penetration of retail banking households.
     The $22.7 million increase in provision for credit losses was heavily influenced by significant commercial loan net charge-off activity in both the current and year-ago six-month periods. Specifically, the first six months of 2005 included a $14.2 commercial loan net charge-off, whereas in contrast, the comparable year-ago period included a $9.7 million recovery of a previously charged-off commercial loan. Reflecting these items, total net charge-offs for the first six months of 2005 were $32.1 million, or an annualized 0.38% of average total loans and leases, up from $13.4 million, or 0.19%, in the year-ago period. Consumer net charge-offs in the first half of 2005 were $12.0 million, or 0.30%, up $3.4 million, or 3 basis points from the comparable year-ago period. The increase in consumer net charge-offs was attributable to higher net charge-offs on home equity loans and lines of credit, which had $8.9 million, or 0.42%, of net charge-offs in the first half of 2005, up $3.6 million, or 13 basis points. Total NPA’s increased 48% to $90 million at June 30, 2005, with most of this increase occurring in the 2005 second quarter reflecting, among other factors, softness in the domestic auto supplier sector.
     Non-interest income decreased $6.3 million, or 4%, compared to the first half of 2004. The decline was driven by lower mortgage banking income and lower deposit service charges. Mortgage loan originations decreased 24% from the prior year.
     Non-interest expense increased $4.2 million, or 1%, compared to the first half of 2004. Personnel costs increased $2.0 million, or 2%, reflecting higher incentive and benefit costs, as salaries declined reflecting a 5% decrease in period end full-time equivalent employees. Other costs, excluding operating lease expense, were flat to the prior-year period. The efficiency ratio improved to 57% from 62% in the first half of 2004, due to strong fully taxable revenue growth and a continued focus on expense management.
     The ROA for Regional Banking was 1.50%, down from 1.52% in the first half of 2004 with a ROE of 27.3%, up from 23.5% in the comparable year-ago period.

Table 22 — Regional Banking(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	%

INCOME STATEMENT (in thousands of dollars)
Net interest income	$193,924	$185,203	$184,470	$173,181	$163,312	$379,127	$320,637	$58,490	18.2%
Provision for credit losses	8,501	12,415	4,288	5,120	(3,916)	20,916	(1,743)	22,659	N.M.

Net interest income after provision for credit losses	185,423	172,788	180,182	168,061	167,228	358,211	322,380	35,831	11.1

Operating lease income	1,206	964	700	584	327	2,170	376	1,794	N.M.
Service charges on deposit accounts	41,239	38,390	40,551	42,925	42,356	79,629	83,058	(3,429)	(4.1)
Brokerage and insurance income	4,545	3,527	4,433	3,615	4,515	8,072	8,371	(299)	(3.6)
Trust services	169	172	225	263	225	341	517	(176)	(34.0)
Mortgage banking	8,091	8,578	8,464	9,002	12,813	16,669	18,857	(2,188)	(11.6)
Other service charges and fees	11,127	10,045	10,494	10,685	10,529	21,172	19,942	1,230	6.2
Other income	10,079	9,676	11,830	10,585	11,295	19,755	23,002	(3,247)	(14.1)

Total non-interest income before securities gains	76,456	71,352	76,697	77,659	82,060	147,808	154,123	(6,315)	(4.1)
Securities gains	18	—	—	14	—	18	—	18	N.M.

Total non-interest income	76,474	71,352	76,697	77,673	82,060	147,826	154,123	(6,297)	(4.1)

Operating lease expense	997	799	586	492	275	1,796	319	1,477	N.M.
Personnel costs	64,201	62,916	64,721	65,937	61,831	127,117	125,102	2,015	1.6
Other expense	83,708	85,925	84,674	77,502	85,337	169,633	168,939	694	0.4

Total non-interest expense	148,906	149,640	149,981	143,931	147,443	298,546	294,360	4,186	1.4

Income before income taxes	112,991	94,500	106,898	101,803	101,845	207,491	182,143	25,348	13.9
Provision for income taxes (2)	39,547	33,075	37,414	35,631	35,646	72,622	63,750	8,872	13.9

Net income — operating (1)	$73,444	$61,425	$69,484	$66,172	$66,199	$134,869	$118,393	$16,476	13.9%

Revenue — fully taxable equivalent (FTE)
Net interest income	$193,924	$185,203	$184,470	$173,181	$163,312	$379,127	$320,637	$58,490	18.2%
Tax equivalent adjustment (2)	277	267	258	258	250	544	499	45	9.0

Net interest income (FTE)	194,201	185,470	184,728	173,439	163,562	379,671	321,136	58,535	18.2
Non-interest income	76,474	71,352	76,697	77,673	82,060	147,826	154,123	(6,297)	(4.1)

Total revenue (FTE)	$270,675	$256,822	$261,425	$251,112	$245,622	$527,497	$475,259	$52,238	11.0%

Total revenue excluding securities gains (FTE)	$270,657	$256,822	$261,425	$251,098	$245,622	$527,479	$475,259	$52,220	11.0%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$3,631	$3,429	$3,280	$3,142	$3,331	$3,530	$3,322	$208	6.3%
Middle market commercial real estate Construction	1,616	1,599	1,545	1,487	1,249	1,606	1,246	360	28.9
Commercial	1,614	1,586	1,552	1,598	1,606	1,601	1,585	16	1.0
Small business loans	2,230	2,183	2,136	2,081	2,018	2,207	1,996	211	10.6

Total commercial	9,091	8,797	8,513	8,308	8,204	8,944	8,149	795	9.8

Consumer
Auto loans — indirect	3	3	4	4	5	3	5	(2)	(40.0)
Home equity loans & lines of credit	4,315	4,253	4,176	4,031	3,813	4,284	3,668	616	16.8
Residential mortgage	3,509	3,372	3,169	2,961	2,474	3,441	2,318	1,123	48.4
Other loans	381	379	385	372	352	381	349	32	9.2

Total consumer	8,208	8,007	7,734	7,368	6,644	8,109	6,340	1,769	27.9

Total loans & leases	$17,299	$16,804	$16,247	$15,676	$14,848	$17,053	$14,489	$2,564	17.7%

Operating lease assets	$18	$15	$10	$9	$4	$17	$2	$15	N.M. %

Deposits:
Non-interest bearing deposits	$3,091	$3,064	$3,145	$3,046	$2,982	$3,077	$2,882	$195	6.8%
Interest bearing demand deposits	6,939	7,195	6,914	6,678	6,452	7,066	6,153	913	14.8
Savings deposits	2,667	2,754	2,773	2,794	2,791	2,710	2,782	(72)	(2.6)
Domestic time deposits	4,349	4,139	3,911	3,785	3,689	4,242	3,709	533	14.4
Foreign time deposits	404	402	416	411	420	403	421	(18)	(4.3)

Total deposits	$17,450	$17,554	$17,159	$16,714	$16,334	$17,498	$15,947	$1,551	9.7%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 22 — Regional Banking(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	%

PERFORMANCE METRICS

Return on average assets	1.60%	1.39%	1.58%	1.56%	1.66%	1.50%	1.52%	(0.02)%
Return on average equity	29.6	24.9	26.1	25.1	26.0	27.3	23.5	3.8
Net interest margin	4.45	4.43	4.47	4.36	4.37	4.44	4.40	0.04
Efficiency ratio	55.0	58.3	57.4	57.3	60.0	56.6	61.9	(5.3)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(619)	$14,173	$1,075	$11	$(4,518)	$13,554	$(110)	$13,664	N.M. %
Middle market commercial real estate	$2,216	(35)	895	630	498	2,181	1,962	219	11.2
Small business loans	2,141	2,283	1,386	1,195	1,281	4,424	2,985	1,439	48.2

Total commercial	3,738	16,421	3,356	1,836	(2,739)	20,159	4,837	15,322	N.M.

Consumer
Auto loans	45	(3)	16	(5)	40	42	19	23	N.M.
Home equity loans & lines of credit	4,969	3,963	4,861	3,649	2,569	8,932	5,309	3,623	68.2
Residential mortgage	430	268	375	534	302	698	618	80	12.9
Other loans	1,140	1,163	2,160	1,143	1,646	2,303	2,640	(337)	(12.8)

Total consumer	6,584	5,391	7,412	5,321	4,557	11,975	8,586	3,389	39.5

Total net charge-offs	$10,322	$21,812	$10,768	$7,157	$1,818	$32,134	$13,423	$18,711	N.M. %

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.07)%	1.68%	0.13%	—%	(0.55)%	0.77%	(0.01)%	0.78%
Middle market commercial real estate	0.28	—	0.11	0.08	0.07	0.14	0.14	—
Small business loans	0.39	0.42	0.26	0.23	0.26	0.40	0.30	0.10

Total commercial	0.16	0.76	0.16	0.09	(0.13)	0.45	0.12	0.33

Consumer
Auto loans	6.02	(0.41)	1.59	(0.50)	3.22	2.82	0.76	2.06
Home equity loans & lines of credit	0.46	0.38	0.46	0.36	0.27	0.42	0.29	0.13
Residential mortgage	0.05	0.03	0.05	0.07	0.05	0.04	0.05	(0.01)
Other loans	1.20	1.24	2.23	1.22	1.88	1.22	1.52	(0.30)

Total consumer	0.32	0.27	0.38	0.29	0.28	0.30	0.27	0.03

Total net charge-offs	0.24%	0.53%	0.26%	0.18%	0.05%	0.38%	0.19%	0.19%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$22	$15	$22	$19	$23	$22	$23	$(1)	(4.3)%
Middle market commercial real estate	15	7	2	6	2	15	2	13	N.M.
Small business loans	20	16	15	12	12	20	12	8	66.7
Residential mortgage	13	12	12	10	11	13	11	2	18.2
Home equity	8	7	7	8	—	8	—	8	N.M.

Total non-accrual loans	78	57	58	55	48	78	48	30	62.5
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	78	57	58	55	48	78	48	30	62.5
Other real estate, net (OREO)	12	12	9	12	13	12	13	(1)	(7.7)

Total non-performing assets	$90	$69	$67	$67	$61	$90	$61	$29	47.5%

Accruing loans past due 90 days or more	$45	$41	$43	$41	$41	$45	$41	$4	9.8%

Allowance for loan and lease losses (ALLL) (eop)	$202	$211	$220	$219	$220	$202	$220	$(18)	(8.2)%
ALLL as a % of total loans and leases	1.16%	1.24%	1.33%	1.37%	1.44%	1.16%	1.44%	(0.28)%
ALLL as a % of NPLs	259.0	370.2	379.3	398.2	458.3	259.0	458.3	(199.3)
ALLL + OREO as a % of NPAs	237.8	323.2	341.8	344.8	382.0	237.8	382.0	(144.2)
NPLs as a % of total loans and leases	0.45	0.33	0.35	0.35	0.31	0.45	0.31	0.14
NPAs as a % of total loans and leases + OREO	0.52	0.41	0.41	0.42	0.40	0.52	0.40	0.12

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 22 — Regional Banking(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	%

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,683	4,727	4,760	4,818	4,936	4,683	4,936	(253)	(5.1)%

Retail Banking
Average loans (in millions)	$5,248	$5,142	$5,035	$4,866	$4,595	$5,195	$4,434	$761	17.2%
Average deposits (in millions)	$11,566	$11,467	$11,312	$11,143	$11,029	$11,512	$10,856	$656	6.0
# employees — full-time equivalent (eop)	3,338	3,363	3,396	3,388	3,494	3,338	3,494	(157)	(4.5)
# banking offices (eop)	336	335	334	335	335	336	335	1	0.3
# ATMs (eop)	818	714	704	713	700	818	700	118	16.9
# DDA households (eop)	510,092	506,209	502,931	502,892	494,960	510,092	494,960	15,132	3.1
# New relationships 90-day cross-sell (average)	2.86	2.70	2.77	2.34	2.17	2.78	2.19	0.59	26.9
# on-line customers (eop)	229,967	224,663	211,392	198,875	185,454	229,967	185,454	44,513	24.0
% on-line retail household penetration (eop)	43%	42%	40%	37%	35%	43%	35%	8%

Small Business
Average loans (in millions)	$2,230	$2,183	$2,136	$2,081	$2,018	$2,207	$1,996	$211	10.6%
Average deposits (in millions)	$2,080	$2,029	$2,106	$2,047	$1,991	$2,055	$1,926	$129	6.7
# employees — full-time equivalent (eop)	286	276	270	278	270	286	270	16	5.9
# business DDA relationships (eop)	53,048	51,946	50,857	50,129	48,984	53,048	48,984	4,064	8.3
# New relationships 90-day cross-sell (average)	2.56	2.29	2.33	2.22	2.23	2.43	2.14	0.29	13.6

Commercial Banking
Average loans (in millions)	$6,870	$6,619	$6,378	$6,242	$6,205	$6,745	$6,175	$570	9.2%
Average deposits (in millions)	$3,614	$3,897	$3,567	$3,360	$3,094	$3,755	$2,980	$775	26.0
# employees — full-time equivalent (eop)	531	551	544	561	563	531	563	(32)	(5.8)
# customers (eop)	4,966	5,071	5,513	5,589	5,684	4,966	5,684	(718)	(12.6)

Mortgage Banking
Average loans (in millions)	$2,952	$2,860	$2,698	$2,488	$2,031	$2,906	$1,884	$1,022	54.2%
Average deposits (in millions)	$190	$161	$174	$163	$220	$176	$185	$(9)	(4.9)
# employees — full-time equivalent (eop)	529	536	551	590	609	529	609	(80)	(13.1)
Closed loan volume (in millions)	$892	$762	$948	$1,055	$1,330	$1,654	$2,190	$(536)	(24.5)
Portfolio closed loan volume (in millions)	396	364	494	669	863	760	1,396	(636)	(45.6)
Agency delivery volume (in millions)	382	335	404	396	502	717	844	(127)	(15.0)
Total servicing portfolio (in millions)	11,240	10,980	10,755	10,332	9,786	11,240	9,786	1,454	14.9
Portfolio serviced for others (in millions)	6,951	6,896	6,861	6,780	6,537	6,951	6,537	414	6.3
Mortgage servicing rights (in millions)	71.1	81.0	77.1	76.5	79.2	71.1	79.2	(8.1)	(10.2)

N.M., not a meaningful value.

N/A — Not Available.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Dealer Sales
(See Significant Factors 1, 4 and the Operating Lease Asset Section.)
     Dealer Sales serves more than 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealerships’ floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.
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
2005 First Six Months versus 2004 First Six Months First
     Dealer Sales contributed $37.8 million of the Company’s net operating earnings for the six months ended June 30, 2005, up $4.8 million, or 15%, from the comparable year-ago period. Lower net charge-offs and provision expense were the key drivers behind this improvement.
     Net interest income increased $1.8 million, or 3%, reflecting an increase in the net interest margin to 2.74% from 2.57% in the comparable year-ago six-month period, somewhat offset by a 4% decline in average loans and leases. The increased margin was attributable to the migration to direct financing leases from operating leases. Average automobile loans declined $649 million, or 24%, from the year-ago period due to the sale of $1.6 billion of auto loans over this 12-month period reflecting the strategy to lower total automobile exposure. Average automobile leases increased $401 million, or 19%, though this was less than the $616 million decline in average operating leases, as that portfolio continued to run off.
     The provision for credit losses for the first half of 2005 declined $18.5 million from the comparable year-ago six-month period. This reduction reflected a combination of factors including improved credit quality performance and a decline in total loans and leases. Net charge-offs for automobile loans was an annualized 0.38% for the first half of 2005, down from 0.87% in the year-ago period.
     Non-interest income declined $85.6 million, or 46%, reflecting the $84.5 million decline in operating lease income as that portfolio continued to run-off. Other income declined $1.3 million reflecting lower fees earned from loans serviced for others, offset by loan fees earned on these same loans that were previously recorded in the net interest margin. Brokerage and insurance income increased $0.8 million reflecting improved revenue from the sale of a debt cancellation protection product to automobile loan and lease customers, partially offset by lower income from securitizations and servicing.
     Non-interest expense declined $72.7 million, or 41%, reflecting the $67.9 million decline in operating lease expense. Other expenses declined $4.3 million, or 13%, primarily due to lower residual value losses. Personnel expenses declined 5%.
     The ROA and ROE for Dealer Sales were 1.25% and 20.7%, respectively, up from 0.95% and 15.4% in the comparable 2004 six-month period.

Table 23 — Dealer Sales(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$36,887	$37,907	$39,595	$37,241	$37,886	$74,794	$72,955	$1,839	2.5%
Provision for credit losses	4,635	6,859	8,668	6,108	8,283	11,494	29,956	(18,462)	(61.6)

Net interest income after provision for credit losses	32,252	31,048	30,927	31,133	29,603	63,300	42,999	20,301	47.2

Operating lease income	36,891	45,768	54,406	63,828	78,379	82,659	167,197	(84,538)	(50.6)
Service charges on deposit accounts	178	158	184	191	222	336	414	(78)	(18.8)
Brokerage and insurance income	1,091	545	1,027	770	335	1,636	845	791	93.6
Trust services	1	—	—	—	—	1	—	1	N.M.
Mortgage banking	(1)	—	—	—	—	(1)	—	(1)	N.M.
Other service charges and fees	1	1	1	—	—	2	—	2	N.M.
Other income	7,891	6,671	6,891	8,037	8,969	14,562	15,894	(1,332)	(8.4)

Total non-interest income before securities gains	46,052	53,143	62,509	72,826	87,905	99,195	184,350	(85,155)	(46.2)
Securities gains	—	—	—	—	469	—	469	(469)	(100.0)

Total non-interest income	46,052	53,143	62,509	72,826	88,374	99,195	184,819	(85,624)	(46.3)

Operating lease expense	27,882	37,149	47,734	54,393	62,288	65,031	132,954	(67,923)	(51.1)
Personnel costs	5,162	5,456	5,775	5,440	5,443	10,618	11,138	(520)	(4.7)
Other expense	14,779	13,991	16,441	17,314	18,035	28,770	33,040	(4,270)	(12.9)

Total non-interest expense	47,823	56,596	69,950	77,147	85,766	104,419	177,132	(72,713)	(41.1)

Income before income taxes	30,481	27,595	23,486	26,812	32,211	58,076	50,686	7,390	14.6
Provision for income taxes (2)	10,668	9,658	8,220	9,384	11,274	20,326	17,740	2,586	14.6

Net income — operating (1)	$19,813	$17,937	$15,266	$17,428	$20,937	$37,750	$32,946	$4,804	14.6%

Revenue — fully taxable equivalent (FTE)
Net interest income	$36,887	$37,907	$39,595	$37,241	$37,886	$74,794	$72,955	$1,839	2.5%
Tax equivalent adjustment (2)	—	—	—	—	—	—	—	—	N.M.

Net interest income (FTE)	36,887	37,907	39,595	37,241	37,886	74,794	72,955	1,839	2.5
Non-interest income	46,052	53,143	62,509	72,826	88,374	99,195	184,819	(85,624)	(46.3)

Total revenue (FTE)	$82,939	$91,050	$102,104	$110,067	$126,260	$173,989	$257,774	$(83,785)	(32.5)%

Total revenue excluding securities gains (FTE)	$82,939	$91,050	$102,104	$110,067	$125,791	$173,989	$257,305	$(83,316)	(32.4)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$795	$782	$747	$722	$809	$789	$783	$6	0.8%
Middle market commercial real estate Construction	6	6	6	4	3	6	6	0	—
Commercial	60	65	70	74	79	62	80	(18)	(22.5)

Total commercial	861	853	823	800	891	857	869	(12)	(1.4)

Consumer
Auto leases — indirect	2,468	2,461	2,388	2,250	2,139	2,465	2,064	401	19.4
Auto loans — indirect	2,066	2,005	1,909	1,853	2,332	2,035	2,684	(649)	(24.2)
Home equity loans & lines of credit	0	0	0	0	0	0	0	0	N.M.
Other loans	101	91	84	79	74	96	72	24	33.3

Total consumer	4,635	4,557	4,381	4,182	4,545	4,596	4,820	(224)	(4.6)

Total loans & leases	$5,496	$5,410	$5,204	$4,982	$5,436	$5,453	$5,689	$(236)	(4.1)%

Operating lease assets	$391	$514	$638	$791	$973	$452	$1,068	$(616)	(57.7)%

Deposits:
Non-interest bearing deposits	$63	$65	$65	$65	$66	$64	$66	$(2)	(3.0)%
Interest bearing demand deposits	3	3	2	2	2	3	2	1	50.0
Foreign time deposits	3	3	5	4	4	3	4	(1)	(25.0)

Total deposits	$69	$71	$72	$71	$72	$70	$72	$(2)	(2.8)%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 23 — Dealer Sales(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.31%	1.20%	1.01%	1.14%	1.27%	1.25%	0.95%	0.30%
Return on average equity	22.0	19.5	16.1	17.9	20.4	20.7	15.4	5.3
Net interest margin	2.66	2.83	2.76	2.91	2.78	2.74	2.57	0.17
Efficiency ratio	57.7	62.2	69.1	70.1	68.2	60.0	68.8	(8.8)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$—	$—	$(28)	$(38)	$36	$—	$37	$(37)	(100.0)%
Middle market commercial real estate	$—	—	—	—	—	$—	$—	—	N.M.

Total commercial	—	—	(28)	(38)	36	—	37	(37)	(100.0)

Consumer
Auto leases	2,123	3,014	3,104	2,415	2,159	5,137	5,318	(181)	(3.4)
Auto loans	1,619	3,219	4,390	5,147	5,564	4,838	19,007	(14,169)	(74.5)
Home equity loans & lines of credit	—	—	—	—	—	—	—	—	N.M.
Other loans	242	175	123	309	38	417	249	168	67.5

Total consumer	3,984	6,408	7,617	7,871	7,761	10,392	24,574	(14,182)	(57.7)

Total net charge-offs	$3,984	$6,408	$7,589	$7,833	$7,797	$10,392	$24,611	$(14,219)	(57.8)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	—%	—%	—%	(0.02)%	0.02%	—%	0.01%	(0.01)%
Middle market commercial real estate	—	—	—	—	—	—	—	—

Total commercial	—	—	—	(0.02)	0.02	—	0.01	(0.01)

Consumer
Auto leases	0.35	0.50	0.49	0.43	0.41	0.42	0.52	(0.10)
Auto loans	0.31	0.65	1.25	1.11	0.96	0.48	1.42	(0.94)
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
Other loans	0.96	0.78	0.88	1.56	0.21	0.88	0.70	0.18

Total consumer	0.34	0.57	0.88	0.75	0.69	0.46	1.03	(0.57)

Total net charge-offs	0.29%	0.48%	0.74%	0.63%	0.58%	0.38%	0.87%	(0.49)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$3	$—	$—	$—	$—	$3	$—	$3	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	3	0	0	0	0	3	0	3	N.M.
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	3	0	0	0	0	3	0	3	N.M.
Other real estate, net (OREO)	—	—	—	—	—	—	—	—	N.M.

Total non-performing assets	$3	$—	$—	$—	$—	$3	$—	$3	N.M. %

Accruing loans past due 90 days or more	$7	$6	$7	$10	$8	$7	$8	$(1)	(12.5)%

Allowance for loan and lease losses (ALLL) (eop)	$40	$38	$37	$48	$50	$40	$50	$(10)	(20.0)%
ALLL as a % of total loans and leases	0.74%	0.69%	0.69%	0.95%	1.01%	0.74%	1.01%	(0.27)%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
NPLs as a % of total loans and leases	0.06	—	—	—	—	0.06	—	0.06
NPAs as a % of total loans and leases + OREO	0.06	—	—	—	—	0.06	—	0.06

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 23 — Dealer Sales(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	374	386	392	396	396	374	396	(22)	(5.6)%

Automobile loans
Production (in millions)	$365.6	$366.9	$306.1	$361.7	$431.2	$732.5	$919.1	(187)	(20.3)%
% Production new vehicles	56.3%	47.9%	34.9%	47.2%	52.0%	52.1%	52.4%	(0.3)%
Average term (in months)	65.1	65.0	64.4	65.1	65.1	65.0	64.9	0.2

Automobile leases
Production (in millions)	$161.3	$190.9	$270.5	$267.9	$246.4	$352.2	$521.8	(170)	(32.5)%
% Production new vehicles	98.1%	99.1%	99.4%	99.3%	99.1%	98.6%	99.0%	(0.4)%
Average term (in months)	53.3	53.3	52.0	54.3	54.6	53.3	54.0	(0.7)
Average residual %	41.4%	42.7%	44.5%	41.9%	41.0%	42.1%	41.7%	0.4%

eop   End of Period.
(1)     Operating basis, see Lines of Business section for definition.

Private Financial and Capital Markets Group (PFCMG)
     This group consists of two segments: Private Financial and Capital Markets.
     The Private Financial segment provides products and services designed to meet the needs of the Company’s higher net worth customers with revenue derived through trust, asset management, investment advisory, brokerage, insurance, private banking products and services. The trust and asset management division provides services to more than 12,500 accounts, including the nearly 600 customers of Haberer Registered Investment Advisor. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and Private Financial customers through licensed investment sales representatives and personal bankers. Insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generates the sale or provides the customer referral, most notable Regional Banking.
     The Capital Markets segment focuses on financial solutions for corporate and institutional customers including investment banking, sales and trading of securities, mezzanine capital financing, and risk management products.
2005 First Six Months versus 2004 First Six Months
     The Private Financial and Capital Markets Group contributed $22.5 million of the Company’s net operating earnings for the six months ended June 30, 2005, up $2.9 million, or 15%, from the comparable year-ago period. The improvement reflected the benefit of a $6.5 million increase in net interest income and a $2.1 million decrease in the provision for credit losses, partially offset by the negative impacts of a $2.3 million reduction in non-interest income and a $1.8 million increase in expenses.
     Net interest income increased 22% from the first half of 2004 due to growth in average loans and deposits, as well as a higher net interest margin. Average loan balances increased by $195 million, or 13%, while average deposit balances increased by $40 million, or 4%. Strong loan growth occurred in both commercial and consumer loans, up 18% and 9%, respectively. Commercial loan growth occurred across all regions and reflected renewed strategic focus on this business segment. Consumer loan growth continued to be largely driven by residential real estate loans, for which demand has continued to be favorably impacted by relatively low mortgage interest rates. Deposit balances increased largely as a result of growth in domestic time deposits as these higher rate products provided an attractive alternative to a somewhat stagnant equity market. The net interest margin was 4.19% for the first half of 2005, up from 3.79% in the year-ago period. The current period net interest margin included a 30 basis point benefit from $2.5 million of non-run rate income, consisting of $1.5 million related to an accounting methodology change with respect to the accrual of success fees related to certain mezzanine loans, as well as a $1.0 million partnership investment dividend. Excluding this 30 basis point positive impact, the net interest margin for the first half of 2005 would have been 3.89%, up from 3.79% in the year-ago period, mainly as a result of increased deposit spreads as customer rates, particularly on the core money market sweep account, have not risen as quickly as market rates.
     Provision for credit losses decreased $2.1 million from the first half of 2004. The lower provision expense was due to a $1.1 million reduction in charge-offs combined with a reduction in specific reserves as NPAs declined. Net charge-offs were an annualized 0.25% for the first half of 2005, down from 0.43% in the comparable year-ago period with the period-end NPA ratio declining to 0.24% from 0.93%, a year earlier.
     Non-interest income, net of fees shared with other business units and excluding securities gains, decreased $2.1 million, or 3%, from the first six months of 2004, due to a reduction in other income from Capital Markets activities. Trust income increased $4.5 million, or 14%, from the first half of 2004, due largely to growth in managed assets from $9.3 billion at June 30, 2004, to $10.3 billion at June 30, 2005. Managed asset growth occurred in each of the major trust product lines. Trust revenue also increased as a result of Huntington’s expanded role as administrator for the Huntington Funds in 2005 and the elimination of Huntington Fund fee waivers that occurred in 2004 as a result of interest rate pressure on money market yields. Institutional trust revenue growth also resulted from a large $1.5 billion custody account acquired in the fourth quarter of 2004. Brokerage and insurance revenue decreased $2.6 million, or 14%, mainly as a result of an 18% decline in annuity sales volume. The annuity sales volume decline reflected a lower demand for fixed annuity products resulting from the rising interest rate environment combined with fewer carrier promotional rate offerings. Other income decreased $3.5 million due to a reduction in trading related income of $2.0 million and a write-down of hedge funds in the Capital Markets portfolio in the first quarter of 2005. A decrease in mezzanine lending gains was essentially offset by a $2.6 million increase from an accounting methodology to recognize as gross revenue vendor marketing allowances previously offset with the related expenses.
     Non-interest expense increased $1.8 million, or 3%, from the prior six-month period mainly due to a $2.6 million increase in expenses resulting from the accounting methodology change. Partially offsetting this increase was a reduction in sales commissions as a result of the decreased brokerage and insurance revenue.
     The ROA and ROE for the first half of 2005 were 2.35% and 35.2%, respectively, up from 2.30% and 30.2%, respectively, in the first half of 2004.

Table 24 — Private Financial and Capital Markets Group (1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$19,417	$16,722	$16,409	$15,698	$15,167	$36,139	$29,656	$6,483	21.9%
Provision for credit losses	(241)	600	(302)	557	660	359	2,410	(2,051)	(85.1)

Net interest income after provision for credit losses	19,658	16,122	16,711	15,141	14,507	35,780	27,246	8,534	31.3

Service charges on deposit accounts	886	866	1,008	999	1,011	1,752	1,944	(192)	(9.9)
Brokerage and insurance income	7,908	8,953	8,771	8,816	8,673	16,861	19,505	(2,644)	(13.6)
Trust services	18,943	18,024	17,090	16,801	16,483	36,967	32,514	4,453	13.7
Mortgage banking	(234)	(277)	(233)	(175)	(104)	(511)	(233)	(278)	N.M.
Other service charges and fees	124	113	122	114	116	237	216	21	9.7
Other income	5,387	4,364	10,124	3,125	5,104	9,751	13,209	(3,458)	(26.2)

Total non-interest income before securities gains	33,014	32,043	36,882	29,680	31,283	65,057	67,155	(2,098)	(3.1)
Securities gains	52	—	(13)	51	250	52	250	(198)	(79.2)

Total non-interest income	33,066	32,043	36,869	29,731	31,533	65,109	67,405	(2,296)	(3.4)

Personnel costs	19,407	18,780	17,051	17,892	18,931	38,187	38,891	(704)	(1.8)
Other expense	13,394	14,669	13,298	11,778	12,815	28,063	25,531	2,532	9.9

Total non-interest expense	32,801	33,449	30,349	29,670	31,746	66,250	64,422	1,828	2.8

Income before income taxes	19,923	14,716	23,231	15,202	14,294	34,639	30,229	4,410	14.6
Provision for income taxes (2)	6,973	5,151	8,131	5,321	5,003	12,124	10,580	1,544	14.6

Net income — operating (1)	$12,950	$9,565	$15,100	$9,881	$9,291	$22,515	$19,649	$2,866	14.6%

Revenue — fully taxable equivalent (FTE)

Net interest income	$19,417	$16,722	$16,409	$15,698	$15,167	$36,139	$29,656	$6,483	21.9%
Tax equivalent adjustment (2)	93	40	31	22	21	133	36	97	N.M.

Net interest income (FTE)	19,510	16,762	16,440	15,720	15,188	36,272	29,692	6,580	22.2
Non-interest income	33,066	32,043	36,869	29,731	31,533	65,109	67,405	(2,296)	(3.4)

Total revenue (FTE)	$52,576	$48,805	$53,309	$45,451	$46,721	$101,381	$97,097	$4,284	4.4%

Total revenue excluding securities gains (FTE)	$52,524	$48,805	$53,322	$45,400	$46,471	$101,329	$96,847	$4,482	4.6%

SELECTED AVERAGE BALANCES (in millions of dollars)

Loans:
Commercial
Middle market commercial and industrial	$475	$499	$476	$434	$415	$487	$393	$94	23.9%
Middle market commercial real estate Construction	56	37	26	23	20	47	22	25	N.M.
Commercial	231	232	230	241	234	231	231	0	—

Total commercial	762	768	732	698	669	765	646	119	18.4

Consumer
Home equity loans & lines of credit	321	317	313	306	294	319	291	28	9.6
Residential mortgage	571	547	526	523	512	559	512	47	9.2
Other loans	9	10	10	10	8	9	8	1	12.5

Total consumer	901	874	849	839	814	887	811	76	9.4

Total loans & leases	$1,663	$1,642	$1,581	$1,537	$1,483	$1,652	$1,457	$195	13.4%

Deposits:
Non-interest bearing deposits	$198	$185	$191	$165	$175	$192	$172	$20	11.6%
Interest bearing demand deposits	735	727	742	704	714	731	734	(3)	(0.4)
Savings deposits	43	42	46	47	48	43	47	(4)	(8.5)
Domestic time deposits	139	119	106	110	106	129	101	28	27.7
Foreign time deposits	19	21	26	23	21	20	21	(1)	(4.8)

Total deposits	$1,134	$1,094	$1,111	$1,049	$1,064	$1,115	$1,075	$40	3.7%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 24 — Private Financial and Capital Markets Group (1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	2.67%	2.03%	2.52%	2.19%	2.13%	2.35%	2.30%	0.05%
Return on average equity	41.2	29.2	33.8	30.2	28.5	35.2	30.2	5.0
Net interest margin	4.46	3.92	3.83	3.79	3.79	4.19	3.79	0.40
Efficiency ratio	62.4	68.5	63.6	65.4	68.3	65.4	66.5	(1.1)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$1,931	$(81)	$192	$(75)	$840	$1,850	$856	$994	N.M. %
Middle market commercial real estate	(81)	(168)	1,643	841	2,000	(249)	2,000	(2,249)	N.M.

Total commercial	1,850	(249)	1,835	766	2,840	1,601	2,856	(1,255)	(43.9)

Consumer
Home equity loans & lines of credit	96	—	485	610	—	96	160	(64)	(40.0)
Residential mortgage	—	171	233	—	—	171	—	171	N.M.
Other loans	12	130	3	114	60	142	92	50	54.3

Total consumer	108	301	721	724	60	409	252	157	62.3

Total net charge-offs	$1,958	$52	$2,556	$1,490	$2,900	$2,010	$3,108	$(1,098)	(35.3)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	1.63%	(0.07)%	0.23%	(0.07)%	0.81%	0.77%	0.44%	0.33%
Middle market commercial real estate	(0.11)	(0.25)	1.75	1.27	3.17	(0.18)	1.59	(1.77)

Total commercial	0.97	(0.13)	0.80	0.44	1.71	0.42	0.89	(0.47)

Consumer
Home equity loans & lines of credit	0.12	—	0.42	0.79	—	0.06	0.11	(0.05)
Residential mortgage	—	0.13	0.04	—	—	0.06	—	0.06
Other loans	0.53	5.27	2.32	4.54	3.02	3.18	2.31	0.87

Total consumer	0.05	0.14	0.21	0.34	0.03	0.09	0.06	0.03

Total net charge-offs	0.47%	0.01%	0.47%	0.39%	0.79%	0.25%	0.43%	(0.18)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$2	$2	$2	$1	$2	$2	$2	$—	—%
Middle market commercial real estate	—	—	2	9	9	—	9	(9)	(100.0)
Residential mortgage	1	1	2	3	3	1	3	(2)	(66.7)
Home equity	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	3	3	6	13	14	3	14	(11)	(78.6)

Total non-performing loans (NPL)	3	3	6	13	14	3	14	(11)	(78.6)
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.
Other real estate, net (OREO)	1	1	36	—	—	1	—	1	N.M.

Total non-performing assets	$4	$4	$42	$13	$14	$4	$14	$(10)	(71.4)%

Accruing loans past due 90 days or more	$1	$3	$4	$2	$2	$1	$2	$(1)	(50.0)%

Allowance for loan and lease losses (ALLL) (eop)	$13	$15	$14	$16	$17	$13	$17	$(4)	(23.5)%
ALLL as a % of total loans and leases	0.77%	0.91%	0.86%	1.04%	1.12%	0.77%	1.12%	(0.35)%
ALLL as a % of NPLs	433.3	500.0	233.3	123.1	121.4	433.3	121.4	311.9
ALLL + OREO as a % of NPAs	350.0	400.0	119.0	123.1	121.4	350.0	121.4	228.6
NPLs as a % of total loans and leases	0.18	0.18	0.37	0.84	0.93	0.18	0.93	(0.75)
NPAs as a % of total loans and leases + OREO	0.24	0.24	2.51	0.84	0.93	0.24	0.93	(0.69)

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 24 — Private Financial and Capital Markets Group (1)

	2005		2004			2005	2004	1H052 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PRIVATE FINANCIAL SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	740	742	730	743	749	740	749	(9)	(1.2)%
# licensed bankers (eop)	615	639	669	684	698	615	698	(83)	(11.9)

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,200	$1,490	$1,192	$1,065	$1,355	$2,690	$2,965	$(275)	(9.3)%
Annuities revenue	6,010	5,947	5,004	6,663	6,776	11,957	15,005	(3,048)	(20.3)
12b-1 fees	680	580	605	555	600	1,260	1,135	125	11.0
Discount brokerage commissions and other	1,293	1,530	1,782	1,149	1,280	2,823	2,570	253	9.8

Total retail investment sales	9,183	9,547	8,583	9,432	10,011	18,730	21,675	(2,945)	(13.6)
Investment banking fees	—	—	—	—	—	—	—	—	N.M.
Insurance fees and revenue	3,134	2,729	3,467	2,648	2,782	5,863	5,718	145	2.5

Total brokerage and insurance income	$12,317	$12,276	$12,050	$12,080	$12,793	$24,593	$27,393	$(2,800)	(10.2)

Fee sharing	4,545	3,528	3,445	3,401	4,305	8,073	8,289	(216)	(2.6)

Total brokerage and insurance income (net of fee sharing)	$7,772	$8,748	$8,605	$8,679	$8,488	$16,520	$19,104	$(2,584)	(13.5)%

Mutual fund sales volume (in thousands)	$45,280	$58,607	$38,264	$30,369	$58,002	$103,887	$100,967	2,920	2.9%

Annuities sales volume (in thousands)	121,404	118,951	107,517	135,415	133,408	240,355	294,740	(54,385)	(18.5)

Trust Services Income (in thousands)

Personal trust revenue	$9,115	$8,898	$8,500	$8,473	$8,423	$18,013	$16,614	$1,399	8.4%
Huntington funds revenue	6,487	6,195	5,531	5,522	5,195	12,682	10,425	2,257	21.6
Institutional trust revenue	2,412	2,325	2,107	2,239	2,176	4,737	4,346	391	9.0
Corporate trust revenue	1,081	763	1,156	804	900	1,844	1,608	236	14.7
Other trust revenue	—	—	—	—	—	—	—	—	N.M.

Total trust services income	$19,095	$18,181	$17,294	$17,038	$16,694	$37,276	$32,993	$4,283	13.0

Fee sharing	152	157	204	237	211	309	479	(170)	(35.5)

Total trust services income (net of fee sharing)	$18,943	$18,024	$17,090	$16,801	$16,483	$36,967	$32,514	$4,453	13.7%

Assets Under Management (eop) (in billions)

Personal trust	$5.5	$5.4	$5.3	$5.2	$5.2	$5.5	$5.2	$0.3	5.3%
Huntington funds	3.3	3.2	3.1	3.1	2.9	3.3	2.9	0.4	12.4
Institutional trust	1.0	0.8	0.8	0.7	0.5	1.0	0.5	0.4	76.5
Corporate trust	—	—	—	—	—	—	—	—	N.M.
Haberer	0.6	0.6	0.6	0.6	0.6	0.6	0.6	—	—
Other	—	—	—	—	—	—	—	—	N.M.

Total assets under management	$10.3	$10.0	$9.8	$9.6	$9.3	$10.3	$9.3	$1.0	11.0%

Total Trust Assets (eop) (in billions)

Personal trust	$9.1	$8.8	$8.9	$8.7	$8.9	$9.1	$8.9	$0.2	2.2%
Huntington funds	3.3	3.2	3.1	3.1	2.9	3.3	2.9	0.4	13.8
Institutional trust	27.6	27.0	27.1	26.0	23.9	27.6	23.9	3.7	15.5
Corporate trust	4.6	4.5	3.7	3.4	3.5	4.6	3.5	1.1	31.4

Total trust assets	$44.6	$43.5	$42.8	$41.2	$39.2	$44.6	$39.2	$5.4	13.8%

Mutual Fund Data
# Huntington mutual funds (eop)(3)	29	29	29	29	29	29	29	—
Sales penetration (4)	4.9%	5.3%	4.3%	5.0%	5.9%	5.1%	6.2%	(1.1)%
Revenue penetration (whole dollars)(5)	$3,143	$3,208	$2,827	$3,136	$3,270	$3,169	$3,700	$(531)	(14.4)%
Profit penetration (whole dollars)(6)	1,130	1,117	714	1,084	987	1,121	1,173	(52)	(4.4)
Average sales per licensed banker (whole dollars) annualized	62,683	51,661	55,829	65,041	70,030	57,062	75,774	(18,712)	(24.7)
Average revenue per licensed banker (whole dollars) annualized	2,711	2,415	2,551	3,068	3,319	2,565	3,639	(1,074)	(29.5)

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

Treasury / Other
(See Significant Factors 3, 6, 7, and 8)
     The Treasury / Other segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities and bank owned life insurance.
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
     Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments including MSR temporary valuation impairments or recoveries, as well as any investment securities and/or trading assets gains or losses, which are used to mitigate the earnings impact of MSR valuation changes.
     Non-interest expense includes certain corporate administrative and other miscellaneous expenses not allocated to other business segments.
     The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate, though the Company’s overall effective tax rate is lower. As a result, Treasury / Other reflects a credit for income taxes representing the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.
2005 First Six Months versus 2004 First Six Months
     Treasury / Other net income declined $26.5 million, or 77%, from the year-ago period primarily due to the negative impacts of lower net interest income, lower non-interest income, and higher non-interest expense, partially offset by the benefits of a higher credit for income taxes.
     Net interest income declined $35.2 million. Treasury/Other received net funds transfer pricing credits from the other three lines of business of $15.3 million in the 2005 first half and incurred net funds transfer pricing charges of $4.5 million in the 2004 first half, an increase of $19.8 million. This increase was due mainly to the impact of higher market interest rates, and the resulting increase in net funds transfer charges to the lines of business to fund their net assets. In addition, line of business net assets requiring funding increased of $0.4 billion, resulting in higher net funds transfer income in Treasury/Other. Offsetting the increased net interest income from funds transfer pricing was a $55.0 million decrease in other sources of net interest income. Interest expense on Treasury/Other liabilities increased $54.3 million due mainly to higher market interest rates. In addition, Treasury/Other net liabilities and equity increased $0.4 billion to provide the funding required by the lines of business. The funding was provided principally by a reduction of investment securities.
     Non-interest income declined $13.4 million from the comparable year-ago period. Mortgage banking income decreased $6.9 million reflecting a $6.5 million MSR temporary impairment in the current six-month period. Also contributing the decline in total non-interest income from the year-ago period was a $4.6 million decline in securities gains as the year-ago period included $5.1 million of securities gains, mostly related to MSR hedge-related activity.
     Non-interest expense increased $5.3 million from the comparable year-ago six-month period, as the current six-month period included $3.6 million of severance and consolidation expense, as well as $3.6 million of SEC and regulatory-related expense.
     The credit for income taxes increased $27.2 million from the year-ago period quarter reflecting the difference between Huntington’s lower overall effective tax rate versus the 35% statutory tax rate reflected in each line of business. The overall effective tax rate in 2005 was lower than in the year-ago period reflecting the benefit of a federal tax loss carry back in 2005 and lower income before taxes.

Table 25 — Treasury/Other(1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)

Net interest income	$(8,328)	$(4,634)	$(1,406)	$938	$6,198	$(12,962)	$22,000	$(34,962)	N.M. %
Provision for credit losses	—	—	—	—	—	—	—	—	N.M.

Net interest income after provision for credit losses	(8,328)	(4,634)	(1,406)	938	6,198	(12,962)	22,000	(34,962)	N.M.

Service charges on deposit accounts	(787)	4	4	(180)	7	(783)	17	(800)	N.M.
Brokerage and insurance income	—	1	(1,352)	(1)	—	1	(1)	2	N.M.
Mortgage banking	(10,232)	3,760	591	(4,379)	10,613	(6,472)	402	(6,874)	N.M.
Bank owned life insurance income	10,139	10,104	10,484	10,019	11,309	20,243	21,794	(1,551)	(7.1)
Other income	1,871	(3,314)	(4,975)	(3,848)	(709)	(1,443)	(1,827)	384	(21.0)

Total non-interest income before securities gains	991	10,555	4,752	1,611	21,220	11,546	20,385	(8,839)	(43.4)
Securities gains	(413)	957	2,113	7,738	(9,949)	544	5,141	(4,597)	(89.4)

Total non-interest income	578	11,512	6,865	9,349	11,271	12,090	25,526	(13,436)	(52.6)

Total non-interest expense	18,606	18,592	30,734	23,826	17,198	37,198	31,893	5,305	16.6

Income before income taxes	(26,356)	(11,714)	(25,275)	(13,539)	271	(38,070)	15,633	(53,703)	N.M.
Provision for income taxes(2)	(26,574)	(19,306)	(16,564)	(12,593)	(10,251)	(45,880)	(18,648)	(27,232)	N.M.

Net income — operating (1)	$218	$7,592	$(8,711)	$(946)	$10,522	$7,810	$34,281	$(26,471)	(77.2)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$(8,328)	$(4,634)	$(1,406)	$938	$6,198	$(12,962)	$22,000	$(34,962)	N.M. %
Tax equivalent adjustment (2)	2,591	2,554	2,558	2,584	2,648	5,145	5,407	(262)	(4.8)

Net interest income (FTE)	(5,737)	(2,080)	1,152	3,522	8,846	(7,817)	27,407	(35,224)	N.M.
Non-interest income	578	11,512	6,865	9,349	11,271	12,090	25,526	(13,436)	(52.6)

Total revenue (FTE)	$(5,159)	$9,432	$8,017	$12,871	$20,117	$4,273	$52,933	$(48,660)	(91.9)%

Total revenue excluding securities gains (FTE)	$(4,746)	$8,475	$5,904	$5,133	$30,066	$3,729	$47,792	$(44,063)	(92.2)%

SELECTED AVERAGE BALANCES (in millions of dollars)

Securities	$3,972	$4,314	$5,233	$4,710	$5,233	$4,142	$5,139	$(997)	(19.4)%

Deposits:
Brokered time deposits and negotiable CDs	3,249	2,728	1,948	1,755	1,737	2,995	1,822	1,173	64.4%
Foreign time deposits	8	16	18	38	97	12	99	(87)	(87.9)

Total deposits	$3,257	$2,744	$1,966	$1,793	$1,834	$3,007	$1,921	$1,086	56.5%

N.M., not a meaningful value.
(1) Operating basis, see Lines of Business section for definition.
(2) Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

PERFORMANCE METRICS

Return on average assets	0.01%	0.46%	0.37%	(0.06)%	0.62%	0.25%	1.03%	(0.78)%
Return on average equity	0.1	3.0	3.1	(0.4)	5.6	1.5	9.5	(8.0)
Net interest margin	(0.52)	(0.17)	0.61	0.27	0.66	(0.33)	1.04	(1.37)
Efficiency ratio	N.M.	N.M.	N.M.	N.M.	57.2	N.M.	66.7	N.M.

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	1,916	1,958	1,930	1,949	1,964	1,916	1,964	(48)	(2.4)%

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 26 — Total Company (1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$241,900	$235,198	$239,068	$227,058	$222,563	$477,098	$445,248	$31,850	7.2%
Provision for credit losses	12,895	19,874	12,654	11,785	5,027	32,769	30,623	2,146	7.0

Net interest income after provision for credit losses	229,005	215,324	226,414	215,273	217,536	444,329	414,625	29,704	7.2

Operating lease income	38,097	46,732	55,106	64,412	78,706	84,829	167,573	(82,744)	(49.4)
Service charges on deposit accounts	41,516	39,418	41,747	43,935	43,596	80,934	85,433	(4,499)	(5.3)
Brokerage and insurance income	13,544	13,026	12,879	13,200	13,523	26,570	28,720	(2,150)	(7.5)
Trust services	19,113	18,196	17,315	17,064	16,708	37,309	33,031	4,278	13.0
Mortgage banking	(2,376)	12,061	8,822	4,448	23,322	9,685	19,026	(9,341)	(49.1)
Bank owned life insurance income	10,139	10,104	10,484	10,019	11,309	20,243	21,794	(1,551)	(7.1)
Other service charges and fees	11,252	10,159	10,617	10,799	10,645	21,411	20,158	1,253	6.2
Other income	25,228	17,397	23,870	17,899	24,659	42,625	50,278	(7,653)	(15.2)

Total non-interest income before securities gains	156,513	167,093	180,840	181,776	222,468	323,606	426,013	(102,407)	(24.0)
Securities gains	(343)	957	2,100	7,803	(9,230)	614	5,860	(5,246)	(89.5)

Total non-interest income	156,170	168,050	182,940	189,579	213,238	324,220	431,873	(107,653)	(24.9)

Operating lease expense	28,879	37,948	48,320	54,885	62,563	66,827	133,273	(66,446)	(49.9)
Personnel costs	124,090	123,981	122,738	121,729	119,715	248,071	241,339	6,732	2.8
Other expense	95,167	96,348	109,956	97,960	99,875	191,515	193,195	(1,680)	(0.9)

Total non-interest expense	248,136	258,277	281,014	274,574	282,153	506,413	567,807	(61,394)	(10.8)

Income before income taxes	137,039	125,097	128,340	130,278	148,621	262,136	278,691	(16,555)	(5.9)
Provision for income taxes	30,614	28,578	37,201	37,743	41,672	59,192	73,422	(14,230)	(19.4)

Net income — operating (1)	$106,425	$96,519	$91,139	$92,535	$106,949	$202,944	$205,269	$(2,325)	(1.1)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$241,900	$235,198	$239,068	$227,058	$222,563	$477,098	$445,248	$31,850	7.2%
Tax equivalent adjustment (2)	2,961	2,861	2,847	2,864	2,919	5,822	5,942	(120)	(2.0)

Net interest income (FTE)	244,861	238,059	241,915	229,922	225,482	482,920	451,190	31,730	7.0
Non-interest income	156,170	168,050	182,940	189,579	213,238	324,220	431,873	(107,653)	(24.9)

Total revenue (FTE)	$401,031	$406,109	$424,855	$419,501	$438,720	$807,140	$883,063	$(75,923)	(8.6)%

Total revenue excluding securities gains (FTE)	$401,374	$405,152	$422,755	$411,698	$447,950	$806,526	$877,203	$(70,677)	(8.1)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$4,901	$4,710	$4,503	$4,298	$4,555	$4,806	$4,498	$308	6.8%
Middle market commercial real estate Construction	1,678	1,642	1,577	1,514	1,272	1,659	1,274	385	30.2
Commercial	1,905	1,883	1,852	1,913	1,919	1,894	1,896	(2)	(0.1)
Small business loans	2,230	2,183	2,136	2,081	2,018	2,207	1,996	211	10.6

Total commercial	10,714	10,418	10,068	9,806	9,764	10,566	9,664	902	9.3

Consumer
Auto leases — indirect	2,468	2,461	2,388	2,250	2,139	2,465	2,064	401	19.4
Auto loans — indirect	2,069	2,008	1,913	1,857	2,337	2,038	2,689	(651)	(24.2)
Home equity loans & lines of credit	4,636	4,570	4,489	4,337	4,107	4,603	3,959	644	16.3
Residential mortgage	4,080	3,919	3,695	3,484	2,986	4,000	2,830	1,170	41.3
Other loans	491	480	479	461	434	486	429	57	13.3

Total consumer	13,744	13,438	12,964	12,389	12,003	13,592	11,971	1,621	13.5

Total loans & leases	$24,458	$23,856	$23,032	$22,195	$21,767	$24,158	$21,635	$2,523	11.7%

Operating lease assets	$409	$529	$648	$800	$977	$469	$1,070	$(601)	(56.2)%

Deposits:
Non-interest bearing deposits	$3,352	$3,314	$3,401	$3,276	$3,223	$3,333	$3,120	$213	6.8%
Interest bearing demand deposits	7,677	7,925	7,658	7,384	7,168	7,800	6,889	911	13.2
Savings deposits	2,710	2,796	2,819	2,841	2,839	2,753	2,829	(76)	(2.7)
Domestic time deposits	4,488	4,258	4,020	3,895	3,795	4,371	3,810	561	14.7
Brokered time deposits and negotiable CDs	3,249	2,728	1,948	1,755	1,737	2,995	1,822	1,173	64.4
Foreign time deposits	434	442	465	476	542	438	545	(107)	(19.6)

Total deposits	$21,910	$21,463	$20,311	$19,627	$19,304	$21,690	$19,015	$2,675	14.1%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 26 — Total Company (1)

	2005		2004			2005	2004	1H05 vs. 1H04
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	1.31%	1.20%	1.13%	1.17%	1.37%	1.26%	1.33%	(0.07)%
Return on average equity	16.3	15.5	14.6	15.3	18.5	15.9	17.9	(2.0)
Net interest margin	3.36	3.31	3.38	3.30	3.29	3.34	3.32	0.02
Efficiency ratio	61.8	63.7	66.4	66.7	63.0	62.7	64.7	(2.0)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$1,312	$14,092	$1,239	$(102)	$(3,642)	$15,404	$783	$14,621	N.M. %
Middle market commercial real estate	$2,135	(203)	2,538	1,471	2,498	1,932	3,962	(2,030)	(51.2)
Small business loans	2,141	2,283	1,386	1,195	1,281	4,424	2,985	1,439	48.2

Total commercial	5,588	16,172	5,163	2,564	137	21,760	7,730	14,030	N.M.

Consumer
Auto leases	2,123	3,014	3,104	2,415	2,159	5,137	5,318	(181)	(3.4)
Auto loans	1,664	3,216	4,406	5,142	5,604	4,880	19,026	(14,146)	(74.4)
Home equity loans & lines of credit	5,065	3,963	5,346	4,259	2,569	9,028	5,469	3,559	65.1
Residential mortgage	430	439	608	534	302	869	618	251	40.6
Other loans	1,394	1,468	2,286	1,566	1,744	2,862	2,981	(119)	(4.0)

Total consumer	10,676	12,100	15,750	13,916	12,378	22,776	33,412	(10,636)	(31.8)

Total net charge-offs	$16,264	$28,272	$20,913	$16,480	$12,515	$44,536	$41,142	$3,394	8.2%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.11%	1.20%	0.11%	(0.01%)	(0.32)%	0.64%	0.03%	0.61%
Middle market commercial real estate	0.24	(0.02)	0.30	0.17	0.31	0.11	0.25	(0.14)
Small business loans	0.38	0.42	0.26	0.23	0.25	0.40	0.30	0.10

Total commercial	0.21	0.62	0.21	0.10	0.01	0.41	0.16	0.25

Consumer
Auto leases	0.34	0.49	0.52	0.43	0.40	0.42	0.52	(0.10)
Auto loans	0.32	0.64	0.92	1.11	0.96	0.48	1.42	(0.94)
Home equity loans & lines of credit	0.44	0.35	0.48	0.39	0.25	0.39	0.28	0.11
Residential mortgage	0.04	0.04	0.07	0.06	0.04	0.04	0.04	—
Other loans	1.14	1.22	1.91	1.36	1.62	1.18	1.39	(0.21)

Total consumer	0.31	0.36	0.49	0.45	0.41	0.34	0.56	(0.22)

Total net charge-offs	0.27%	0.47%	0.36%	0.30%	0.23%	0.37%	0.38%	(0.01)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$27	$17	$24	$20	$25	$27	$25	$2	8.0%
Middle market commercial real estate	15	7	4	15	11	15	11	4	36.4
Small business loans	20	16	15	12	12	20	12	8	66.7
Residential mortgage	14	13	14	13	14	14	14	—	—
Home equity	8	7	7	8	—	8	—	8	N.M.

Total non-accrual loans	84	60	64	68	62	84	62	22	35.5
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	84	60	64	68	62	84	62	22	35.5
Other real estate, net (OREO)	13	13	45	12	13	13	13	—	—

Total non-performing assets	$97	$73	$109	$80	$75	$97	$75	$22	29.3%

Accruing loans past due 90 days or more	$53	$50	$54	$53	$51	$53	$51	$2	3.9%

Allowance for loan and lease losses (ALLL) (eop)	$255	$264	$271	$283	$287	$255	$287	$(32)	(11.1)%
ALLL as a % of total loans and leases	1.04%	1.09%	1.15%	1.25%	1.32%	1.04%	1.32%	(0.28)%
ALLL as a % of NPLs	304.0	441.0	424.0	417.0	464.5	304.0	464.5	(160.5)
ALLL + OREO as a % of NPAs	276.3	379.5	289.9	368.8	400.0	276.3	400.0	(123.7)
NPLs as a % of total loans and leases	0.34	0.25	0.27	0.30	0.28	0.34	0.28	0.06
NPAs as a % of total loans and leases + OREO	0.40	0.30	0.46	0.36	0.34	0.40	0.34	0.06
SUPPLEMENTAL DATA

# employees — full-time equivalent	7,713	7,813	7,812	7,906	8,045	7,713	8,045	(332)	(4.1)%

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
Item 2. Changes in Securities and Use of Proceeds
     (c) Information required by this item is set forth in Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Shareholders
     Huntington held its annual meeting of shareholders on April 27, 2005. At this meeting, the shareholders approved the following management proposals:

				Abstain/
		For	Against	Withheld
1.	Election of directors to serve as Class III Directors until the 2008 Annual Meeting of Shareholders as follows:
	Don M. Casto III	190,930,646		9,322,704
	Michael J. Endres	193,665,213		6,587,844
	Wm. J. Lhota	194,300,671		5,952,386
	David L. Porteous	196,702,227		3,550,830
2.	Ratification of Deloitte & Touche LLP as independent auditors for Huntington for the year 2005.	197,014,851	1,456,317	1,781,889
Item 5. Other
     On August 8, 2005, Huntington Bancshares Incorporated and Donald R. Kimble, Chief Financial Officer and Executive Vice President, entered into an Executive Agreement which provides certain protections for Mr. Kimble and thus encourages his continued employment, in the event of any actual or threatened change in control of Huntington. This Executive Agreement is substantially similar to Huntington’s Tier II Executive Agreement, which is filed as Exhibit 10(b) to Huntington’s Annual Report on Form 10-K for the year ended December 31, 2002. This Executive Agreement dated August 8, 2005 replaces the Executive Agreement previously entered into by Huntington and Mr. Kimble as of July 14, 2004, substantially similar to Huntington’s Tier III Executive Agreement filed as Exhibit 10(a) to Huntington’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, which has been terminated by the execution of the Executive Agreement dated August 8, 2005.
Item 6. Exhibits
(a) Exhibits

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary – previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter – previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4(a).	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

(b).	Rights Plan, dated February 22, 1990, between Huntington Bancshares Incorporated and The Huntington National Bank (as successor to The Huntington Trust Company, National Association) — previously filed as Exhibit 1 to Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on February 22, 1990, and incorporated herein by reference.

(c).	Amendment No. 1 to the Rights Agreement, dated August 16, 1995 — previously filed as Exhibit 4(b) to Form 8-K, dated August 16, 1995, and incorporated herein by reference.

10(a).	Compensation schedule for Non-Employee Directors of Huntington Bancshares Incorporated (previously filed as exhibit 99.1 to Form 8-K dated July 19, 2005.)

(b).	Schedule identifying material details of Tier I, II, or III Executive Agreements.

31.1	Rule 13a — 14(a) Certification — Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: August 9, 2005	/s/ Thomas E. Hoaglin

Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: August 9, 2005	/s/ Donald R. Kimble

Donald R. Kimble
Chief Financial Officer and Controller