Form 10-Q
period 2005-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2005-11-04
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2005
Commission File Number 0-2525
Huntington Bancshares Incorporated

Maryland (State or other jurisdiction of incorporation or organization)	31-0724920 (I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 228,197,076 shares of Registrant’s without par value common stock outstanding on October 31, 2005.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,	September 30,
(in thousands, except number of shares)	2005	2004	2004
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$803,425	$877,320	$1,053,358
Federal funds sold and securities purchased under resale agreements	78,325	628,040	838,833
Interest bearing deposits in banks	22,379	22,398	36,155
Trading account securities	191,418	309,630	120,334
Loans held for sale	449,096	223,469	205,913
Investment securities	4,304,898	4,238,945	4,150,044
Loans and leases	24,496,287	23,560,277	22,587,259
Allowance for loan and lease losses	(253,943)	(271,211)	(282,650)

Net loans and leases	24,242,344	23,289,066	22,304,609

Operating lease assets	274,190	587,310	717,411
Bank owned life insurance	993,407	963,059	954,911
Premises and equipment	358,876	355,115	356,438
Goodwill and other intangible assets	217,703	215,807	216,011
Customers’ acceptance liability	7,463	11,299	8,787
Accrued income and other assets	819,464	844,039	845,436

Total assets	$32,762,988	$32,565,497	$31,808,240

Liabilities and shareholders’ equity
Liabilities
Deposits	$22,349,122	$20,768,161	$20,109,025
Short-term borrowings	1,502,566	1,207,233	1,215,887
Federal Home Loan Bank advances	1,155,656	1,271,088	1,270,454
Other long-term debt	2,795,431	4,016,004	4,094,185
Subordinated notes	1,034,343	1,039,793	1,040,901
Allowance for unfunded loan commitments and letters of credit	38,098	33,187	30,007
Bank acceptances outstanding	7,463	11,299	8,787
Deferred federal income tax liability	768,344	783,628	723,525
Accrued expenses and other liabilities	489,290	897,466	854,552

Total liabilities	30,140,313	30,027,859	29,347,323

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 229,005,823; 231,605,281 and 230,153,486 shares, respectively	2,490,919	2,484,204	2,482,904
Less 28,860,432; 26,260,974 and 27,712,769 treasury shares, respectively	(575,941)	(499,259)	(526,967)
Accumulated other comprehensive loss	(21,839)	(10,903)	(13,812)
Retained earnings	729,536	563,596	518,792

Total shareholders’ equity	2,622,675	2,537,638	2,460,917

Total liabilities and shareholders’ equity	$32,762,988	$32,565,497	$31,808,240

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Interest and fee income
Loans and leases
Taxable	$366,718	$285,042	$1,044,994	$824,056
Tax-exempt	154	222	509	929
Investment securities
Taxable	38,507	41,588	114,097	135,348
Tax-exempt	5,523	4,431	14,171	13,503
Other	9,956	6,719	25,518	14,264

Total interest income	420,858	338,002	1,199,289	988,100

Interest expenses
Deposits	119,376	64,812	313,103	183,810
Short-term borrowings	10,901	3,121	22,815	9,222
Federal Home Loan Bank advances	7,351	8,426	24,697	24,565
Subordinated notes and other long-term debt	41,593	34,585	119,939	98,197

Total interest expense	179,221	110,944	480,554	315,794

Net interest income	241,637	227,058	718,735	672,306
Provision for credit losses	17,699	11,785	50,468	42,408

Net interest income after provision for credit losses	223,938	215,273	668,267	629,898

Operating lease income	29,262	64,412	114,091	231,985
Service charges on deposit accounts	44,817	43,935	125,751	129,368
Trust services	19,671	17,064	56,980	50,095
Brokerage and insurance income	13,948	13,200	40,518	41,920
Bank owned life insurance income	10,104	10,019	30,347	31,813
Other service charges and fees	11,449	10,799	32,860	30,957
Mortgage banking income	21,116	4,448	30,801	23,474
Securities gains	101	7,803	715	13,663
Gains on sales of automobile loans	502	312	756	14,206
Other income	9,770	17,899	52,141	68,177

Total non-interest income	160,740	189,891	484,960	635,658

Personnel costs	117,476	121,729	365,547	363,068
Operating lease expense	22,823	54,885	89,650	188,158
Net occupancy	16,653	16,838	53,152	49,859
Outside data processing and other services	18,062	17,527	54,945	53,552
Equipment	15,531	15,295	47,031	47,609
Professional services	8,323	12,219	27,129	27,354
Marketing	6,779	5,000	20,674	20,908
Telecommunications	4,512	5,359	14,195	15,191
Printing and supplies	3,102	3,201	9,489	9,315
Amortization of intangibles	203	204	611	612
Restructuring reserve releases	—	(1,151)	—	(1,151)
Other expense	19,588	22,317	57,042	66,755

Total non-interest expense	233,052	273,423	739,465	841,230

Income before income taxes	151,626	131,741	413,762	424,326
Provision for income taxes	43,052	38,255	102,244	116,540

Net income	$108,574	$93,486	$311,518	$307,786

Average common shares — basic	229,830	229,848	231,290	229,501
Average common shares — diluted	233,456	234,348	234,727	233,307

Per common share
Net income — basic	$0.47	$0.41	$1.35	$1.34
Net income — diluted	0.47	0.40	1.33	1.32
Cash dividends declared	0.215	0.20	0.63	0.55
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income	Earnings/	Total
Nine Months Ended September 30, 2004 (Unaudited):
Balance, beginning of period	257,866	$2,483,542	(28,858)	$(548,576)	$2,678	$337,358	$2,275,002
Comprehensive Income:
Net income						307,786	307,786
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(19,555)		(19,555)
Unrealized gains on derivative instruments used in cash flow hedging relationships					3,065		3,065

Total comprehensive income							291,296

Cash dividends declared ($0.55 per share)						(126,352)	(126,352)
Stock options exercised		(564)	985	18,865			18,301
Other		(74)	160	2,744			2,670

Balance, end of period (Unaudited)	257,866	$2,482,904	(27,713)	$(526,967)	$(13,812)	$518,792	$2,460,917

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						311,518	311,518
Unrealized net holding losses on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income					(18,304)		(18,304)
Unrealized gains on derivative instruments used in cash flow hedging relationships					7,368		7,368

Total comprehensive income							300,582

Cash dividends declared ($0.63 per share)						(145,578)	(145,578)
Treasury shares purchased			(4,416)	(108,610)			(108,610)
Stock options exercised		3,172	1,729	33,353			36,525
Other		3,543	88	(1,425)			2,118

Balance, end of period (Unaudited)	257,866	$2,490,919	(28,860)	$(575,941)	$(21,839)	$729,536	$2,622,675

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands of dollars)	2005	2004

Operating activities
Net income	$311,518	$307,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	50,468	42,408
Depreciation on operating lease assets	82,119	171,152
Amortization of mortgage servicing rights	14,574	13,866
Other depreciation and amortization	56,780	67,923
Mortgage servicing rights impairment charges (recovery)	(3,986)	(640)
Deferred income tax (benefit) expense	(9,422)	83,140
Decrease (increase) in trading account securities	118,212	(112,745)
Originations of loans held for sale	(1,603,271)	(1,364,329)
Principal payments on and proceeds from loans held for sale	1,704,813	1,384,895
Gains on sales of investment securities	(715)	(13,663)
Gains on sales/securitizations of loans	(756)	(12,693)
Increase of cash surrender value of bank owned life insurance	(30,347)	(31,813)
(Decrease) increase in payable to investors in sold loans	(128,469)	33,053
Other, net	(228,596)	(44,003)

Net cash provided by operating activities	332,922	524,337

Investing activities
Decrease (increase) in interest bearing deposits in banks	19	(2,528)
Proceeds from:
Maturities and calls of investment securities	333,605	746,386
Sales of investment securities	1,715,426	1,655,459
Purchases of investment securities	(2,146,993)	(1,530,657)
Proceeds from sales/securitizations of loans	—	1,534,395
Net loan and lease originations, excluding sales	(1,332,014)	(3,216,666)
Purchases of operating lease assets	(16,546)	(11,479)
Proceeds from sale of operating lease assets	239,194	368,663
Proceeds from sale of premises and equipment	189	340
Purchases of premises and equipment	(42,069)	(43,924)
Proceeds from sales of other real estate	47,755	9,800

Net cash used for investing activities	(1,201,434)	(490,211)

Financing activities
Increase in deposits	1,587,653	1,610,167
Increase (decrease) in short-term borrowings	295,333	(236,417)
Proceeds from issuance of subordinated notes	—	148,830
Maturity of subordinated notes	—	(100,000)
Proceeds from Federal Home Loan Bank advances	809,589	454
Maturity of Federal Home Loan Bank advances	(925,021)	(3,000)
Proceeds from issuance of long-term debt	—	675,000
Maturity of long-term debt	(1,308,145)	(1,130,000)
Dividends paid on common stock	(142,422)	(121,773)
Repurchases of common stock	(108,610)	—
Net proceeds from issuance of common stock	36,525	18,301

Net cash provided by financing activities	244,902	861,562

Change in cash and cash equivalents	(623,610)	895,688
Cash and cash equivalents at beginning of period	1,505,360	996,503

Cash and cash equivalents at end of period	$881,750	$1,892,191

Supplemental disclosures:
Income taxes paid	$146,911	$14,031
Interest paid	447,864	302,801
Non-cash activities
Mortgage loans securitized	—	115,929
Common stock dividends accrued, paid in subsequent quarter	39,167	36,254
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
Staff Accounting Bulletin No. 107, Share Based Payments (SAB 107) – On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Huntington will adopt the provisions of SAB 107 in conjunction with the adoption of Statement 123R beginning January 1, 2006.
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

Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement 154) – In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement is not expected to be material to Huntington’s financial condition, results of operations, or cash flows.
FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) – In December 2003, a law was enacted that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. During the first quarter of 2005, government authorities issued further clarification on certain aspects of the Medicare Act. Huntington will register for the Medicare subsidy and the expected impact of a $15.5 million reduction in the post retirement obligation will be recognized over a 10-year period beginning October 1, 2005.
Proposed FASB interpretation of FASB Statement No. 109 – Accounting for Uncertain Tax Positions – In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under SFAS No. 109, Accounting for Income Taxes. The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the Interpretation was originally scheduled for December 31, 2005 with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The FASB now expects to issue a final Interpretation, which would include amendments to Statement 109, in the first quarter of 2006. The Company is currently evaluating the impact this proposed interpretation will have on its financial statements.
Note 3 – Securities and Exchange Commission Formal Investigation
     On June 2, 2005, Huntington filed a Form 8-K announcing that the Commission approved the settlement of its previously announced formal investigation into certain financial accounting matters. Huntington consented to pay a penalty of $7.5 million. This civil money penalty had no 2005 financial impact on Huntington’s results, as reserves for this amount were established and expensed in 2004.
Note 4 – Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington has been verbally advised that it is in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflects that Huntington and the Bank meet both the well-capitalized and well-managed criteria under the GLB Act. Management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively. No assurances, however, can be provided as to the ultimate timing or outcome of this matter.

Note 5 – Pending Acquisition
     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio. On November 12, 2004, Huntington announced that it withdrew its application with the FRBC to acquire Unizan and that Huntington and Unizan jointly announced they had entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, with an automatic extension of three months if it is reasonably likely that regulatory approval will be received within three months after January 27, 2006. On October 6, 2005, Huntington announced that after consultation with the FRBC, that it planned to proceed with the filing of the application to acquire Unizan. The application was submitted to the FRBC on October 24, 2005. No assurances, however, can be provided as to the ultimate timing or outcome of this matter.
Note 6 – Loan Sales and Securitizations
Automobile loans
     Huntington sold $213.4 million and $149.6 million of automobile loans in the third quarter of 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, sales of automobile loans totaled $266.9 million and $1.5 billion, respectively. Pre-tax gains from the sales of automobile loans totaled $0.5 million and $0.3 million in third quarter of 2005 and 2004, respectively, and $0.8 million and $14.2 million for the nine months ended September 30, 2005 and 2004, respectively.
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
     Changes in the carrying value of automobile loan servicing rights for the three months and nine months ended September 30, 2005 and 2004, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Carrying value, beginning of period	$14,262	$25,922	$20,286	$17,662
New servicing assets	976	1,854	1,308	16,249
Amortization	(2,754)	(3,918)	(9,044)	(10,053)
Impairment charges	—	—	(66)	—

Carrying value, end of period	$12,484	$23,858	$12,484	$23,858

Fair value, end of period	$13,072	$24,990	$13,072	$24,990

     Huntington has retained servicing responsibilities and receives annual servicing fees from 0.55% to 1.00% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.8 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, servicing income was $8.8 million and $7.2 million, respectively. There were no material pre-tax gains from automobile loan securitizations in 2005 or 2004.
Residential Mortgage Loans
     No sales or securitizations of residential mortgage loans held for investment were made in the first nine months of 2005. For the three months and nine months ended September 30, 2004, Huntington sold $156.1 million and $199.8 million of residential mortgage loans held for investment, resulting in a net pre-tax gain of $0.1 million and $0.5 million respectively. Huntington also securitized $115.9 million of residential mortgage loans in the first quarter of 2004, and retained all of the resulting securities. Accordingly, the securitized amounts were reclassified from loans to investment securities.
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
     Changes in the carrying value of mortgage servicing rights for the three months and nine months ended September 30, 2005 and 2004, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Carrying value, beginning of period	$71,150	$79,167	$77,107	$71,087
New servicing assets	8,959	5,960	19,541	18,742
Amortization	(4,626)	(4,468)	(14,574)	(13,865)
Temporary impairment (charges) recovery	10,457	(4,119)	3,986	640
Sales	—	—	(120)	(64)

Carrying value, end of period	$85,940	$76,540	$85,940	$76,540

Fair value, end of period	$100,242	$80,405	$100,242	$80,405

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
     Changes in the impairment allowance of mortgage servicing rights for the three months and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Balance, beginning of period	$(11,246)	$(1,394)	$(4,775)	$(6,153)
Impairment charges	(4,308)	(4,119)	(15,719)	(14,654)
Impairment recovery	14,765	—	19,705	15,294

Balance, end of period	$(789)	$(5,513)	$(789)	$(5,513)

Note 7 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at September 30, 2005, December 31, 2004, and September 30, 2004:

	September 30, 2005		December 31, 2004		September 30, 2004
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$—	$—	$—	$—	$—	$—
1-5 years	23,951	23,501	24,233	24,304	24,230	24,551
6-10 years	249	260	754	832	754	842
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	24,200	23,761	24,987	25,136	24,984	25,393

Federal Agencies
Mortgage-backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	32,779	32,129	1,362	1,390	2,773	2,831
6-10 years	—	—	38,814	38,589	100,827	101,157
Over 10 years	1,059,544	1,035,760	945,670	933,538	939,050	929,892

Total mortgage-backed securities	1,092,323	1,067,889	985,846	973,517	1,042,650	1,033,880

Other agencies
Under 1 year	—	—	500	503	499	510
1-5 years	535,147	519,494	535,502	530,670	564,302	562,705
6-10 years	73,848	70,258	450,952	441,072	317,312	307,070
Over 10 years	—	—	—	—	—	—

Total other agencies	608,995	589,752	986,954	972,245	882,113	870,285

Total U.S. Treasury and federal agencies	1,725,518	1,681,402	1,997,787	1,970,898	1,949,747	1,929,558

Municipal securities
Under 1 year	65	65	5,997	6,032	7,180	7,199
1-5 years	166	165	9,990	10,392	9,396	9,596
6-10 years	134,432	134,140	83,102	83,771	86,677	87,788
Over 10 years	404,542	405,519	311,525	316,029	293,322	297,519

Total municipal securities	539,205	539,889	410,614	416,224	396,575	402,102

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	412,003	404,274	462,394	458,027	564,084	560,563

Total private label CMO	412,003	404,274	462,394	458,027	564,084	560,563

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	32,970	32,970	30,000	30,000	30,000	29,944
6-10 years	—	—	8,084	8,155	9,725	9,838
Over 10 years	1,463,760	1,466,301	1,160,212	1,161,827	1,051,982	1,053,020

Total asset backed securities	1,496,730	1,499,271	1,198,296	1,199,982	1,091,707	1,092,802

Other
Under 1 year	400	400	2,100	2,118	1,601	1,612
1-5 years	11,604	11,774	9,102	9,384	9,612	9,968
6-10 years	1,555	1,536	2,913	2,980	2,253	2,351
Over 10 years	104,211	104,460	169,872	173,131	144,201	144,707
Marketable equity securities	61,545	61,892	5,526	6,201	5,965	6,381

Total other	179,315	180,062	189,513	193,814	163,632	165,019

Total investment securities	$4,352,771	$4,304,898	$4,258,604	$4,238,945	$4,165,745	$4,150,044

Duration in years (1)		2.8		2.8		3.0

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     Based upon its assessment, Management does not believe any individual unrealized loss at September 30, 2005, represents an other-than-temporary impairment. In addition, Huntington has both the intent and the ability to hold these securities for a time necessary to recover the amortized cost. There were no other-than-temporary impairments of any securities recognized in the nine-month period ended September 30, 2005. At September 30, 2004, Management determined that $11.0 million of equity securities, with unrealized losses of $0.9 million were other-than-temporarily impaired. Consequently, Huntington recognized the unrealized losses in the third quarter of 2004.
     There were no securities classified as held to maturity at September 30, 2005. Included in investment securities at December 31, 2004 and September 30, 2004 were $2.0 million and $2.9 million of municipal securities classified as held to maturity. These securities were accounted for at their historical cost.
Note 8 – Other Comprehensive Income
The components of Huntington’s other comprehensive income in the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Unrealized holding gains and losses on securities available for sale arising during the period:
Unrealized net (losses) gains	$(36,215)	$58,167	$(27,499)	$(16,588)
Related tax benefit (expense)	12,729	(20,484)	9,660	5,914

Net	(23,486)	37,683	(17,839)	(10,674)

Reclassification adjustment for net gains from sales of securities available for sale realized during the period:
Realized net gains	(101)	(7,803)	(715)	(13,663)
Related tax expense	35	2,731	250	4,782

Net	(66)	(5,072)	(465)	(8,881)

Total unrealized holding (losses) gains on securities available for sale arising during the period, net of reclassification adjustment for net gains included in net income	(23,552)	32,611	(18,304)	(19,555)

Unrealized gains and losses on derivatives used in cash flow hedging relationships arising during the period:
Unrealized net gains (losses)	3,743	(29,568)	11,335	4,715
Related tax (expense) benefit	(1,310)	10,349	(3,967)	(1,650)

Net	2,433	(19,219)	7,368	3,065

Total other comprehensive (loss) income	$(21,119)	$13,392	$(10,936)	$(16,490)

     Activity in accumulated other comprehensive income for the nine months ended September 30, 2005 and 2004 was as follows:

	Unrealized gains and	Unrealized gains and losses
	losses on Securities	on derivative instruments	Minimum pension
(in thousands of dollars)	available for sale	used in cash flow hedging	liability	Total

Balance, December 31, 2003	$9,429	$(5,442)	$(1,309)	$2,678
Period change	(19,555)	3,065	—	(16,490)

Balance, September 30, 2004	$(10,126)	$(2,377)	$(1,309)	$(13,812)

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	(18,304)	7,368	—	(10,936)

Balance, September 30, 2005	$(30,987)	$11,620	$(2,472)	$(21,839)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars, except per share amounts)	2005	2004	2005	2004

Net income	$108,574	$93,486	$311,518	$307,786

Average common shares outstanding	229,830	229,848	231,290	229,501
Dilutive potential common shares	3,626	4,500	3,437	3,806

Diluted average common shares outstanding	233,456	234,348	234,727	233,307

Earnings per share
Basic	$0.47	$0.41	$1.35	$1.34
Diluted	0.47	0.40	1.33	1.32
     The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Common stock equivalents are computed based on the number of shares subject to stock options that have an exercise price less than the average market price of Huntington’s common stock for the period.
     Options on approximately 5.7 million and 2.5 million shares were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $25.68 per share and $27.04 per share at the end of the same respective periods.
     On January 7, 2005, Huntington released from escrow 86,118 shares of Huntington common stock to former shareholders of LeaseNet, Inc., which were previously issued in September 2002. A total of 373,896 common shares, previously held in escrow, was returned to Huntington and had no impact on dilutive common shares outstanding. All shares in escrow had been accounted for as treasury stock.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Number of stock options granted during the period (in thousands)	3,203.8	3,029.6	3,328.2	3,124.6

Weighted-average fair value of options granted during the period	$5.38	$5.78	$5.36	$5.78

Assumptions
Risk-free interest rate	4.05%	3.78%	4.05%	3.78%
Expected dividend yield	3.29	3.19	3.30	3.19
Expected volatility of Huntington’s common stock	26.3	30.9	26.3	30.9
Expected option term (years)	6.0	6.0	6.0	6.0

Pro forma results (in millions of dollars)
Net income, as reported	$108.6	$93.5	$311.5	$307.8
Pro forma expense, net of tax	(2.9)	(3.4)	(8.7)	(9.0)

Pro forma net income	$105.7	$90.1	$302.8	$298.8

Net income per common share:
Basic, as reported	$0.47	$0.41	$1.35	$1.34
Basic, pro forma	0.46	0.39	1.31	1.30
Diluted, as reported	0.47	0.40	1.33	1.32
Diluted, pro forma	0.45	0.38	1.29	1.28
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

     The following table shows the components of net periodic benefit expense:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Service cost	$3,547	$3,040	$354	$326
Interest cost	4,754	4,371	777	802
Expected return on plan assets	(6,716)	(5,383)	—	—
Amortization of transition asset	(1)	—	276	276
Amortization of prior service cost	—	—	95	146
Settlements	750	1,000	—	—
Recognized net actuarial loss	2,672	1,984	—	—

Benefit expense	$5,006	$5,012	$1,502	$1,550

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2005	2004	2005	2004

Service cost	$10,639	$9,118	$1,060	$976
Interest cost	14,259	13,112	2,333	2,406
Expected return on plan assets	(19,526)	(16,147)	—	—
Amortization of transition asset	(3)	—	828	828
Amortization of prior service cost	1	—	284	437
Settlements	2,250	3,000	—	—
Recognized net actuarial loss	8,017	5,952	—	—

Benefit expense	$15,637	$15,035	$4,505	$4,647

     There is no expected minimum contribution for 2005 to the Plan. Although not required, Huntington made a contribution to the Plan of $63.7 million in April 2005.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.5 million for both three-month periods ended September 30, 2005 and 2004. For the respective nine-month periods, the cost was $1.6 million and $1.5 million.
     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.4 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively. For the respective nine-month periods, the cost was $7.3 million and $7.0 million.

Note 12 — Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amount of these financial agreements at September 30, 2005, December 31, 2004, and September 30, 2004, were as follows:

	September 30,	December 31,	September 30,
(in millions of dollars)	2005	2004	2004

Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,989	$5,076	$5,094
Consumer	3,177	2,928	2,869
Commercial real estate	1,369	854	1,392
Standby letters of credit	959	945	959
Commercial letters of credit	43	72	92
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.7 million, $4.1 million, and $3.9 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At September 30, 2005, December 31, 2004, and September 30, 2004, Huntington had commitments to sell residential real estate loans of $566.8 million, $311.3 million, and $351.5 million, respectively. These contracts mature in less than one year.
     During the 2005 second quarter, Huntington entered into a two-year agreement to sell a minimum of 50% of monthly automobile loan production, provided the production meets certain pricing, asset quality, and volume parameters. At September 30, 2005, approximately $52 million of automobile loans related to this commitment were classified as held for sale.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 13 — Derivative Financial Instruments
     A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivative financial instruments provide flexibility in adjusting the Company’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. All derivatives are reflected at fair value in the consolidated balance sheet.
     Market risk, which is the possibility that economic value of net assets or net interest income will be adversely affected by changes in interest rates or other economic factors, is managed through the use of derivatives. Derivatives are used to meet customers’ financing needs and, like other financial instruments, contain an element of credit risk, which is the possibility that Huntington will incur a loss because its counter-party fails to meet the contractual obligations of the derivative. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contractual provisions.
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
     For fair value hedges, deposits, short-term borrowings, and long-term debt are effectively converted to variable-rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract’s underlying notional amount. Forward contracts, used primarily in connection with mortgage banking activities, settle in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings.
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
     To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings, but are reported as a component of accumulated other comprehensive income in shareholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings.

     Derivatives used to manage interest rate risk at September 30, 2005, are shown in the table below:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands of dollars)	Value	(years)	Value	Receive	Pay

Asset conversion swaps
Receive fixed — generic	$350,000	2.6	$(6,464)	3.41%	3.67%
Pay fixed — generic	50,000	1.8	393	3.92	3.83

Total asset conversion swaps	400,000	2.5	(6,071)	3.47	3.69

Liability conversion swaps
Receive fixed — generic	1,480,000	5.9	2,664	4.22	3.91
Receive fixed — callable	726,250	3.0	(12,220)	4.30	3.68
Receive fixed — forwards	10,000	5.5	—	4.38	N/A
Pay fixed — generic	1,501,000	2.1	21,613	3.74	3.23
Pay fixed — forwards	200,000	4.4	(215)	N/A	4.57

Total liability conversion swaps	3,917,250	3.8	11,842	4.04	3.64

Total swap portfolio	$4,317,250	3.7	$5,771	3.98%	3.64%

N/A, not applicable
     These values must be viewed in the context of the overall financial structure of Huntington, including the aggregate net position of all on- and off-balance sheet financial instruments.
     As is the case with cash securities, the fair value of interest rate swaps is largely a function of financial market expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of the swaps on net interest income. This will depend, in large part, on the shape of the yield curve as well as interest rate levels. Management made no assumptions regarding future changes in interest rates with respect to the variable-rate information presented in the table above.
     The next table represents the gross notional value of derivatives used to manage interest rate risk at September 30, 2005, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of overall interest rate risk management activities to assess the impact on the net interest margin.

	Fair Value	Cash Flow
(in thousands of dollars)	Hedges	Hedges	Total

Instruments associated with:
Investment securities	$50,000	$25,000	$75,000
Loans	—	325,000	325,000
Deposits	766,250	—	766,250
Federal Home Loan Bank advances	—	776,000	776,000
Subordinated notes	500,000	—	500,000
Other long-term debt	950,000	925,000	1,875,000

Total notional value at September 30, 2005	$2,266,250	$2,051,000	$4,317,250

     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At September 30, 2005 and 2004, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $15.1 million and $11.7 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
     These derivative financial instruments were entered into for the purpose of altering the interest rate risk embedded in Huntington’s assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase to net interest income of $5.6 million and $7.0 million, for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, the impact to net interest income was an increase of $20.1 million and $17.0 million, respectively.
Derivatives Used in Mortgage Banking Activities
     Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale. For derivatives that are used in hedging mortgage loans held for sale, ineffective hedge gains and losses are reflected in mortgage banking revenue in the income statement. Mortgage loan commitments and the related hedges are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities as of September 30, 2005 and 2004:

	At September 30,
(in thousands of dollars)	2005	2004

Derivative assets:
Interest rate lock agreements	$723	$1,183
Forward trades	1,732	169

Total derivative assets	2,455	1,352

Derivative liabilities:
Interest rate lock agreements	(1,314)	(398)
Forward trades	(235)	(2,642)

Total derivative liabilities	(1,549)	(3,040)

Net derivative asset (liability)	$906	$(1,688)

Derivatives Used in Trading Activities
     Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities during the first nine months of 2005 and 2004 consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.
     Supplying these derivatives to customers results in fee income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $2.3 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, total trading revenue was $6.0 million and $6.4 million respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers (for which the related interest rate risk is offset by third parties) was $4.4 billion and $4.7 billion at September 30, 2005 and 2004, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $60.2 million and $62.1 million at the same dates.
     In connection with its securitization activities, interest rate caps were purchased with a notional value totaling $1.0 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.0 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income in accordance with accounting principles generally accepted in the United States.

Note 14 — Shareholders’ Equity
Share Repurchase Program:
     Effective April 27, 2004, the board of directors authorized a new share repurchase program (the 2004 Repurchase Program) which cancelled the 2003 prior share repurchase program and authorized Management to repurchase not more than 7,500,000 shares of Huntington common stock. On June 9, 2005, Huntington reactivated its share repurchase program upon settlement of the SEC formal investigation. During the third quarter, Huntington repurchased 2,597,700 shares under the 2004 Repurchase Program.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs(1)

July 1, 2005 to July 31, 2005	600,000	$25.24	2,418,000	5,082,000
August 1, 2005 to August 31, 2005	1,997,700	$24.65	4,415,700	3,084,300
September 1, 2005 to September 30, 2005	—	—	4,415,700	3,084,300

Total	2,597,700	$24.78	4,415,700	3,084,300

(1) Information is as of the end of the period.
     On October 18, 2005, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2005 Repurchase Program). The 2005 Repurchase Program expires upon the purchase of the maximum number of shares authorized under the program. The 2004 Repurchase Program, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program. The Company expects to repurchase the shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
Rights Agreement:
     Holders of Huntington common stock were entitled to certain rights as set forth in a Rights Agreement dated as of February 22, 1990 amended August 16, 1995 (the “Rights Agreement), between Huntington and The Huntington National Bank, successor to The Huntington Trust Company, N.A., as rights agent. These rights were evidenced by the certificates representing shares of Huntington common stock, each of which bore a legend referencing the rights. The Rights Agreement expired on August 16, 2005. With the expiration of the Rights Agreement, the legend on Huntington common stock certificates referencing the rights has no force or effect.

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
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 338 branches, over 900 ATMs, plus Internet and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 61% and 79% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment serves more than 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, North Carolina, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealership’s floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.
Private Financial and Capital Markets Group: The Private Financial division provides products and services designed to meet the needs of the Company’s higher net worth customers with revenue derived through trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. The Capital Markets division focuses on financial solutions for corporate and institutional customers including investment banking, sales and trading of securities, mezzanine capital financing, and risk management products.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets included in this segment include investment securities and bank owned life insurance.
Use of Operating Earnings to Measure Segment Performance
     Management uses earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment and to determine the success of strategies and future earnings capabilities. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items listed in the reconciliation table below. For the three months and nine months ending September 30, 2005, operating earnings were the same as reported GAAP earnings.
     Listed below is certain operating basis financial information reconciled to Huntington’s third quarter and year-to-date 2005 and 2004 reported results by line of business.

	Three Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2005
Net interest income	$197,435	$35,830	$18,423	$(10,051)	$241,637
Provision for credit losses	(10,834)	(5,532)	(1,333)	—	(17,699)
Non-interest income	81,118	38,453	34,239	6,930	160,740
Non-interest expense	(146,467)	(42,835)	(32,789)	(10,961)	(233,052)
Income taxes	(42,438)	(9,071)	(6,489)	14,946	(43,052)

Operating earnings and net income, as reported	$78,814	$16,845	$12,051	$864	$108,574

2004
Net interest income	$173,181	$37,241	$15,698	$938	$227,058
Provision for credit losses	(5,120)	(6,108)	(557)	—	(11,785)
Non-interest income	77,673	72,826	29,731	9,349	189,579
Non-interest expense	(149,744)	(77,147)	(29,670)	(18,013)	(274,574)
Income taxes	(33,597)	(9,384)	(5,321)	10,559	(37,743)

Operating earnings	62,393	17,428	9,881	2,833	92,535
Gain on sale of automobile loans, net of tax	—	384	—	(181)	203
Restructuring releases, net of taxes	—	—	—	748	748

Net income, as reported	$62,393	$17,812	$9,881	$3,400	$93,486

	Nine Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2005
Net interest income	$576,562	$110,624	$54,562	$(23,013)	$718,735
Provision for credit losses	(31,749)	(17,027)	(1,692)	—	(50,468)
Non-Interest income	228,944	137,648	99,348	19,020	484,960
Non-Interest expense	(444,884)	(147,254)	(99,039)	(48,288)	(739,465)
Provision for income taxes	(115,105)	(29,397)	(18,613)	60,871	(102,244)

Operating earnings and net income, as reported	$213,768	$54,594	$34,566	$8,590	$311,518

2004
Net interest income	$493,818	$110,196	$45,354	$22,938	$672,306
Provision for credit losses	(3,376)	(36,065)	(2,967)	—	(42,408)
Non-Interest income	231,796	257,645	97,136	34,875	621,452
Non-Interest expense	(444,104)	(254,279)	(94,092)	(49,906)	(842,381)
Provision for income taxes	(97,348)	(27,124)	(15,901)	29,208	(111,165)

Operating earnings	180,786	50,373	29,530	37,115	297,804
Gain on sale of automobile loans, net of tax	—	8,598	—	636	9,234
Restructuring releases, net of taxes	—	—	—	748	748

Net income, as reported	$180,786	$58,971	$29,530	$38,499	$307,786

		Assets at			Deposits at
Balance Sheets	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions of dollars)	2005	2004	2004	2005	2004	2004

Regional Banking	$19,014	$17,864	$17,253	$17,856	$17,411	$16,950
Dealer Sales	5,722	6,100	5,957	72	75	69
PFCMG	2,028	1,959	1,833	1,186	1,176	1,127
Treasury / Other	5,999	6,642	6,765	3,235	2,106	1,963

Total	$32,763	$32,565	$31,808	$22,349	$20,768	$20,109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (Huntington or the Company) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through its subsidiaries, Huntington is engaged in providing full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and discount brokerage services, as well as reinsuring credit life and disability insurance, and selling other insurance and financial products and services. Huntington’s banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Selected financial services are also conducted in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, and Tennessee. Huntington has a foreign office in the Cayman Islands and a foreign office in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is Huntington’s only bank subsidiary.
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

SEC Formal Investigation
     On June 2, 2005, Huntington filed a Form 8-K announcing that the Commission approved the settlement of its previously announced formal investigation into certain financial accounting matters.
Formal Regulatory Supervisory Agreements and Pending Acquisition
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) and that the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance its corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington has been verbally advised that it is in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflects that Huntington and the Bank meet both the well-capitalized and well-managed criteria under the GLB Act. Management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively.
     On January 27, 2004, Huntington announced the signing of a definitive agreement to acquire Unizan Financial Corp. (Unizan), a financial holding company based in Canton, Ohio. On November 12, 2004, Huntington announced that it withdrew its application with the FRBC to acquire Unizan and that Huntington and Unizan jointly announced they had entered into an amendment to their January 26, 2004 merger agreement extending the term of the agreement for one year from January 27, 2005 to January 27, 2006, with an automatic extension of three months if it is reasonably likely that regulatory approval will be received within three months after January 27, 2006. On October 6, 2005, Huntington announced that after consultation with the FRBC, that it planned to proceed with the filing of the application to acquire Unizan. The application was submitted to the FRBC on October 24, 2005.
     No assurances, however, can be provided as to the ultimate timing or outcome of these matters.

SUMMARY DISCUSSION OF RESULTS
     Earnings comparisons from the first quarter of 2004 through the third quarter of 2005 are impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding the Company’s income statement, balance sheet, and credit quality trends and the comparison of the current quarter and year-to-date performance with comparable prior-year periods. The key factors impacting the current reporting period comparisons are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows the summary of results below.
2005 Third Quarter versus 2004 Third Quarter
     Net income for the third quarter of 2005 was $108.6 million, or $0.47 per common share, up 16% and 18%, respectively, from $93.5 million, or $0.40 per common share, in the year-ago quarter. This $15.1 million increase in net income primarily reflected:
•	$40.4 million, or 15%, decline in non-interest expense, primarily reflecting a $32.1 million decline in operating lease expenses as that portfolio continued to run off, as all new automobile leases since April 2002 have been direct finance leases.

•	$14.6 million, or 6%, increase in net interest income reflecting a 6% increase in average earning assets as the net interest margin was relatively unchanged at 3.31% compared with 3.30% in the year-ago quarter. The increase in average earning assets reflected 10% growth in average total loans and leases, including 12% growth in average consumer loans and 8% growth in average total commercial loans, partially offset by a 14% decline in average investment securities.
Partially offset by:
•	$29.2 million, or 15%, decline in non-interest income, due primarily to a $35.2 million decline in operating lease income, as that portfolio continued to run-off, a $10.5 million increase in MSR related hedging losses, and a $7.7 million decline in security gains. These negative impacts were partially offset by a $16.7 million increase in mortgage banking income, reflecting a $10.5 million recovery of MSR temporary impairment in the current quarter compared with $4.1 million of MSR temporary impairment in the year-ago quarter. Other positive factors in non-interest income between quarters included growth in trust service income, deposit service charges, brokerage and insurance income, and other service charges and fees.

•	$5.9 million increase in the provision for credit losses primarily due to loan growth as credit quality remained relatively stable between periods.

•	$4.8 million increase in income tax expense. The effective tax rate in the 2005 third quarter was 28.4%, down from 29.0% in the year-ago quarter, reflecting higher pre-tax income and the net impact of repatriating foreign earnings, fully offset by the benefit of a federal tax loss carry back.
     The return on average assets (ROA) and return on average equity (ROE) in the 2005 third quarter were 1.32% and 16.5%, respectively, up from 1.18% and 15.4%, respectively, in the year-ago quarter. Period end capital was strong with a September 30, 2005, tangible equity to assets ratio of 7.39%, up from 7.11% at the end of the year-ago period.
2005 Third Quarter versus 2005 Second Quarter
     Compared with 2005 second quarter net income of $106.4 million, or $0.45 per common share, 2005 third quarter net income and earnings per share increased 2% and 4%, respectively. This $2.1 million, or $0.02 per common share, increase in net income primarily reflected:
•	$15.1 million, or 6%, decline in non-interest expense, reflecting a $6.1 million decline in operating lease expenses, a $6.6 million decline in personnel costs, and a $1.0 million decline in professional services, as well as lower expenses in a number of other expense categories.

•	$4.6 million increase in non-interest income, primarily reflecting a $23.5 million increase in mortgage banking income, as the current quarter included a $10.5 million MSR temporary impairment recovery in the current quarter compared with a $10.2 million MSR temporary impairment in the prior quarter, and a $3.3 million, or 8%, increase in service charges on deposit accounts. Also contributing to the increase in non-interest income from the prior quarter were increases in trust services income, and brokerage and insurance income. These benefits were partially offset by a $15.2 million decline in other income, which reflected $12.8 million of MSR-related trading hedge losses in the current quarter compared with $5.7 million of MSR-related trading gains in the prior quarter, and the absence of any equity investment write-offs in the current period compared with $2.1 million of such write-offs in the second quarter.
Partially offset by:
•	$4.8 million increase in provision for credit losses, primarily reflecting the relatively stable credit quality in the current quarter compared with improving trends in the prior periods.

•	$0.3 million decline in net interest income primarily reflecting a 5 basis point decline in the net interest margin to 3.31% from 3.36%, partially offset by slight growth in earning assets. Average loans and leases were little changed, reflecting a combination of factors. Average residential mortgages and home equity loans and lines increased 2% and 1%, respectively, from the prior quarter with average middle market commercial real estate (CRE) and small business commercial (C&I) and CRE up 2% and 1%, respectively. However, average middle market C&I declined 4%, driven mostly by a decline in dealer floor plan loans resulting from lower dealer automobile inventories due to the success of domestic automobile manufacturers’ “employee pricing” offers. In addition, average automobile loans and leases declined 1%, reflecting the sale of automobile loans as part of the ongoing strategy to sell 50% to 75% of originated automobile loans.

•	$12.4 million increase in income tax expense as the effective tax rate in the 2005 third quarter was 28.4%, up from 22.3% in the 2005 second quarter. The higher effective tax rate reflected a combination of factors, including higher pre-tax income and the net impact of repatriating foreign earnings.
     The ROA and ROE in the 2005 second quarter were 1.31% and 16.3%, respectively, with a tangible equity to assets ratio of 7.36% at June 30, 2005. The ROA and ROE in the 2005 third quarter were 1.32% and 16.5%, respectively.
2005 First Nine Months versus 2004 First Nine Months
     Net income for the first nine months of 2005 was $311.5 million, or $1.33 per common share, both up 1% from $307.8 million, or $1.32 per common share, in the comparable year-ago period. This $3.7 million increase in net income primarily reflected:
•	$101.8 million, or 12%, decline in non-interest expense, primarily reflecting a $98.5 million decline in operating lease expenses, a $9.7 million decrease in other expenses, including $5.8 million of costs related to investments in partnerships generating tax benefits in the year-ago period, partially offset by increases spread over several expense categories.

•	$46.4 million, or 7%, increase in net interest income reflecting a 7% increase in average earning assets and a 2 basis point improvement in the net interest margin to 3.33% from 3.31%. The increase in average earning assets reflected 11% growth in average total loans and leases, including 13% growth in average consumer loans and 9% growth in average total commercial loans, partially offset by an 18% decline in average investment securities.

•	$14.3 million decline in income tax expense as the effective tax rate for the first nine months of 2005 was 24.7%, down from 27.5% in the year-ago period. The lower 2005 income tax expense reflected a combination of factors including the benefit of a federal tax loss carry back, partially offset by the net impact of repatriating foreign earnings in 2005 and higher pre-tax income in 2004.
Partially offset by:
•	$150.7 million, or 24%, decline in non-interest income. Contributing to the decrease were a $117.9 million decline in operating lease income, a $16.0 million decline in other income reflecting MSR-hedge related trading losses, lower gains from the sale of automobile loans, a decline in securities gains, and lower service charges on deposit accounts, brokerage and insurance income, and bank owned life insurance income. These declines were partially offset by increases in mortgage banking income, trust services income, and other service charges and fees.

•	$8.1 million increase in the provision for credit losses, reflecting the benefit of a $9.7 million commercial loan recovery in the 2004 second quarter.
The ROA and ROE for the 2005 first nine months were 1.28% and 16.1%, respectively, down from 1.32% and 17.6%, respectively, in the year-ago period.

Table 1 — Selected Quarterly Income Statement Data

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars, except per share amounts)	Third	Second	First	Fourth	Third	Amount	Percent

Interest income	$420,858	$402,326	$376,105	$359,215	$338,002	$82,856	24.5%
Interest expense	179,221	160,426	140,907	120,147	110,944	68,277	61.5

Net interest income	241,637	241,900	235,198	239,068	227,058	14,579	6.4
Provision for credit losses	17,699	12,895	19,874	12,654	11,785	5,914	50.2

Net interest income after provision for credit losses	223,938	229,005	215,324	226,414	215,273	8,665	4.0

Service charges on deposit accounts	44,817	41,516	39,418	41,747	43,935	882	2.0
Trust services	19,671	19,113	18,196	17,315	17,064	2,607	15.3
Brokerage and insurance income	13,948	13,544	13,026	12,879	13,200	748	5.7
Bank owned life insurance income	10,104	10,139	10,104	10,484	10,019	85	0.8
Other service charges and fees	11,449	11,252	10,159	10,617	10,799	650	6.0
Mortgage banking income (loss)	21,116	(2,376)	12,061	8,822	4,448	16,668	N.M.
Securities gains (losses)	101	(343)	957	2,100	7,803	(7,702)	(98.7)
Gains on sales of automobile loans	502	254	—	—	312	190	60.9
Other income	9,770	24,974	17,397	23,870	17,899	(8,129)	(45.4)

Sub-total before operating lease income	131,478	118,073	121,318	127,834	125,479	5,999	4.8
Operating lease income	29,262	38,097	46,732	55,106	64,412	(35,150)	(54.6)

Total non-interest income	160,740	156,170	168,050	182,940	189,891	(29,151)	(15.4)

Personnel costs	117,476	124,090	123,981	122,738	121,729	(4,253)	(3.5)
Net occupancy	16,653	17,257	19,242	26,082	16,838	(185)	(1.1)
Outside data processing and other services	18,062	18,113	18,770	18,563	17,527	535	3.1
Equipment	15,531	15,637	15,863	15,733	15,295	236	1.5
Professional services	8,323	9,347	9,459	9,522	12,219	(3,896)	(31.9)
Marketing	6,779	7,441	6,454	5,581	5,000	1,779	35.6
Telecommunications	4,512	4,801	4,882	4,596	5,359	(847)	(15.8)
Printing and supplies	3,102	3,293	3,094	3,148	3,201	(99)	(3.1)
Amortization of intangibles	203	204	204	205	204	(1)	(0.5)
Restructuring reserve releases	—	—	—	—	(1,151)	1,151	N.M.
Other expense	19,588	19,074	18,380	26,526	22,317	(2,729)	(12.2)

Sub-total before operating lease expense	210,229	219,257	220,329	232,694	218,538	(8,309)	(3.8)
Operating lease expense	22,823	28,879	37,948	48,320	54,885	(32,062)	(58.4)

Total non-interest expense	233,052	248,136	258,277	281,014	273,423	(40,371)	(14.8)

Income before income taxes	151,626	137,039	125,097	128,340	131,741	19,885	15.1
Provision for income taxes	43,052	30,614	28,578	37,201	38,255	4,797	12.5

Net income	$108,574	$106,425	$96,519	$91,139	$93,486	$15,088	16.1%

Average common shares — diluted	233,456	235,671	235,053	235,502	234,348	(892)	(0.4)%

Per common share
Net income — diluted	$0.47	$0.45	$0.41	$0.39	$0.40	$0.07	17.5
Cash dividends declared	0.215	0.215	0.200	0.200	0.200	0.015	7.5

Return on average total assets	1.32%	1.31%	1.20%	1.13%	1.18%	0.14%	11.9
Return on average total shareholders’ equity	16.5	16.3	15.5	14.6	15.4	1.1	7.1
Net interest margin (1)	3.31	3.36	3.31	3.38	3.30	0.01	0.3
Efficiency ratio (2)	57.4	61.8	63.7	66.4	66.3	(8.9)	(13.4)
Effective tax rate	28.4	22.3	22.8	29.0	29.0	(0.6)	(2.1)

Revenue — fully taxable equivalent (FTE)
Net interest income	$241,637	$241,900	$235,198	$239,068	$227,058	$14,579	6.4
FTE adjustment	3,734	2,961	2,861	2,847	2,864	870	30.4

Net interest income (1)	245,371	244,861	238,059	241,915	229,922	15,449	6.7
Non-interest income	160,740	156,170	168,050	182,940	189,891	(29,151)	(15.4)

Total revenue(1)	$406,111	$401,031	$406,109	$424,855	$419,813	$(13,702)	(3.3)%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(in thousands of dollars, except per share amounts)	2005	2004	Amount	Percent

Interest income	$1,199,289	$988,100	$211,189	21.4%
Interest expense	480,554	315,794	164,760	52.2

Net interest income	718,735	672,306	46,429	6.9
Provision for credit losses	50,468	42,408	8,060	19.0

Net interest income after provision for credit losses	668,267	629,898	38,369	6.1

Service charges on deposit accounts	125,751	129,368	(3,617)	(2.8)
Trust services	56,980	50,095	6,885	13.7
Brokerage and insurance income	40,518	41,920	(1,402)	(3.3)
Bank owned life insurance income	30,347	31,813	(1,466)	(4.6)
Other service charges and fees	32,860	30,957	1,903	6.1
Mortgage banking income	30,801	23,474	7,327	31.2
Securities gains	715	13,663	(12,948)	(94.8)
Gains on sales of automobile loans	756	14,206	(13,450)	(94.7)
Other income	52,141	68,177	(16,036)	(23.5)

Sub-total before operating lease income	370,869	403,673	(32,804)	(8.1)
Operating lease income	114,091	231,985	(117,894)	(50.8)

Total non-interest income	484,960	635,658	(150,698)	(23.7)

Personnel costs	365,547	363,068	2,479	0.7
Net occupancy	53,152	49,859	3,293	6.6
Outside data processing and other services	54,945	53,552	1,393	2.6
Equipment	47,031	47,609	(578)	(1.2)
Professional services	27,129	27,354	(225)	(0.8)
Marketing	20,674	20,908	(234)	(1.1)
Telecommunications	14,195	15,191	(996)	(6.6)
Printing and supplies	9,489	9,315	174	1.9
Amortization of intangibles	611	612	(1)	(0.2)
Restructuring reserve releases	—	(1,151)	1,151	N.M.
Other expense	57,042	66,755	(9,713)	(14.6)

Sub-total before operating lease expense	649,815	653,072	(3,257)	(0.5)
Operating lease expense	89,650	188,158	(98,508)	(52.4)

Total non-interest expense	739,465	841,230	(101,765)	(12.1)

Income before income taxes	413,762	424,326	(10,564)	(2.5)
Provision for income taxes	102,244	116,540	(14,296)	(12.3)

Net income	$311,518	$307,786	$3,732	1.2%

Average common shares — diluted	234,727	233,307	1,420	0.6%

Per Common Share
Net income per common share — diluted	$1.33	$1.32	$0.01	0.8%
Cash dividends declared	0.630	0.550	0.080	14.5

Return on average total assets	1.28%	1.32%	(0.04)%	(3.0)%
Return on average total shareholders’ equity	16.1	17.6	(1.50)	(8.5)
Net interest margin (1)	3.33	3.31	0.02	0.6
Efficiency ratio (2)	60.9	64.5	(3.60)	(5.6)
Effective tax rate	24.7	27.5	(2.76)	(10.1)

Revenue — fully taxable equivalent (FTE)
Net interest income	$718,735	$672,306	$46,429	6.9%
FTE adjustment	9,556	8,806	750	8.5

Net interest income (1)	728,291	681,112	47,179	6.9
Non-interest income	484,960	635,658	(150,698)	(23.7)

Total revenue (1)	$1,213,251	$1,316,770	$(103,519)	(7.9)%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains.

Significant Factors Influencing Financial Performance Comparisons
     Earnings comparisons from the first quarter of 2004 through the third quarter of 2005 were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific Management strategies or changes in accounting practices. Those key factors are summarized below.
1.	Automobile leases originated through April 2002 are accounted for as operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new operating leases originated since April 2002, the operating lease assets have declined rapidly. It is anticipated that the level of operating lease assets and related operating lease income and expense will decline to a point of diminished materiality sometime in 2006. However, until that point is reached, their downward trend influences total non-interest income and non-interest expense trends.

In contrast, automobile leases originated since April 2002 are accounted for as direct financing leases, an interest-bearing asset included in total loans and leases with the related income reflected as interest income and included in the calculation of the net interest margin. Credit charge-offs and recoveries are reflected in the allowance for loan and lease losses (ALLL), with related changes in the ALLL reflected in the provision for credit losses. The relative newness and rapid growth of the direct financing lease portfolio has resulted in higher reported automobile lease growth rates than in a more mature portfolio, especially in 2002 through 2004. To better understand overall trends in automobile lease exposure, it is helpful to compare trends in the combined total of direct financing leases plus operating leases (see the Company’s 2004 Form 10-K for additional discussion).

2.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels throughout this period have remained low by historical standards. Though generally increasing throughout this period, they have also been volatile, with increases in one period followed by declines in another and vice versa. This has impacted the valuation of MSRs, which can be volatile when rates change.
•	Since the second quarter of 2002, the Company generally has retained the servicing on mortgage loans it originates and sells. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines and becomes impaired when the valuation is less than the recorded book value. The Company recognizes temporary impairment due to change in interest rates through a valuation reserve and records a direct write-down of the book value of its MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously reported MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income and quarterly trends throughout this period.

•	Beginning in 2004, the Company uses gains or losses on investment securities, and gains or losses and net interest income on trading account assets, to offset MSR temporary valuation changes. Valuation of trading and investment securities generally react to interest rate changes in an opposite direction compared with changes in MSR valuations. As a result, changes in interest rate levels that impacted MSR valuations also resulted in securities or trading gains or losses. As such, in quarters where an MSR temporary impairment is recognized, investment securities and/or trading account assets are sold resulting in a gain on sale, and vice versa. Investment securities gains or losses are reflected in the income statement in a single non-interest income line item, whereas trading gains or losses are a component of other non-interest income on the income statement. MSR-related trading assets also generate modest net interest income. The earnings impact of the MSR valuation change, and the combination of securities and/or trading gains/losses may not exactly offset due to, among other factors, the difference in the magnitude and/or timing of when the MSR valuation is determined and recorded, compared with when the securities are sold and any gain or loss is recorded (see Tables 3 and 8).
3.	The sale of automobile loans. A key strategy over this time period was to lower the credit exposure to automobile loans and leases to 20% or less of total credit exposure, primarily by selling automobile loans. This objective was achieved during the 2005 first quarter. These sales of higher-rate, higher-risk loans impacted results in a number of ways including: lower growth rates in automobile, total consumer, and total loans; and lower net interest income and margin than otherwise would be the case if the loans were not sold. In addition, during 2004 such sales resulted in the generation of significant gains as large pools of automobile loans were sold in order to achieve the objective, with such gains reflected in non-interest income. In the 2005 second quarter, the Company entered into an arrangement to sell 50%-75% of automobile loan production to a third party on an on-going basis and retain the loan servicing as part of a strategy to manage automobile loans and leases total credit exposure. This flow-sale program has resulted in modest gains in 2005, which Management views as recurring given their on-going nature (see Table 3).

4.	Significant C&I and CRE charge-offs and recoveries. A single commercial credit recovery in the 2004 second quarter on a loan previously charged off in the 2002 fourth quarter favorably impacted the 2004 second quarter and nine-month provision expense, as well as middle-market commercial and industrial, total commercial, and total net charge-offs for the quarter and nine-month period (see Tables 16 and 17). In addition, in the 2005 first quarter, a single large commercial credit was charged-off. This impacted 2005 first quarter and nine-month period total net charge-offs and provision expense (see Tables 3, 14, and 15).

5.	Expenses and accruals associated with the SEC formal investigation and banking regulatory formal written agreements. On June 2, 2005, Huntington filed an 8-K announcing that the Commission approved the settlement of its previously announced formal investigation into certain financial accounting matters.
     The SEC formal investigation and regulatory agreements resulted in certain expenses and accruals as detailed below:

2004			2005
First quarter	$0.7	million	First quarter	$2.0	million
Second quarter	0.9		Second quarter	1.7
Third quarter	5.5		Third quarter	(0.1)

First nine months	$7.1	million	First nine months	$3.6	million

Fourth quarter	6.5

Full year	$13.6	million
6.	Other significant non-run rate items. From the first quarter of 2004 through the third quarter of 2005, and in addition to other items discussed separately in this section, a number of significant non-run rate items impacted financial results. These included:
•	$3.6 million pre-tax of severance and other expenses in the 2005 second quarter and $4.6 million pre-tax nine-month results associated with the consolidation of certain operations functions, including the closing of an item-processing center in Michigan, which influences comparisons with both the year-ago quarter, as well as prior quarter. These expenses included $2.0 million in severance-related personnel costs, $0.8 million in net occupancy, $0.5 million in equipment expense, and $0.3 million in other expense. This item impacted non-interest expense.

•	$2.1 million pre-tax write-off of an equity investment in the 2005 second quarter and nine-month results. This item impacted non-interest income.

•	$1.8 million pre-tax of Unizan system conversion expense in the 2004 third quarter and $2.7 million pre-tax in the 2004 nine-month results. This item impacted non-interest expense.
7.	Effective tax rate. The effective tax rate through-out this period included the after-tax positive impact on net income due to a federal tax loss carry back. In addition, the after-tax rate also included the positive impact of tax exempt income, bank owned life insurance, asset securitization activities, and general business credits from investments in low income housing and historic property partnerships. The lower effective tax rate is expected to impact the fourth quarter of 2005. In addition, the 2005 third quarter and nine-month effective tax rates were negatively impacted by a $5.0 million after-tax net impact, primarily reflected in increased income tax expense, resulting from a decision to repatriate foreign earnings. As previously disclosed, the earnings repatriation was under consideration in 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate slightly below 30% (see Table 3).

Table 3 — Significant Items Influencing Earnings Performance Comparisons (1)

	Impact (2)
(in millions, except per share amounts)	Amount (3)		EPS
Three Months Ended:

September 30, 2005 — GAAP earnings	$108.6	(4)	$0.47
Net impact of federal tax loss carry back	6.8	(4)	0.03
Net impact of repatriating foreign earnings	(5.0	)(4)	(0.02)
Mortgage servicing right (MSR) recovery net of hedge-related trading losses	(2.1)		(0.01)

June 30, 2005 — GAAP earnings	$106.4	(4)	$0.45
Net impact of federal tax loss carry back	6.6	(4)	0.03
MSR temporary impairment net of hedge-related trading gains	(4.0)		(0.01)
Severance and consolidation expenses	(3.6)		(0.01)
Write-off of equity investment	(2.1)		(0.01)

September 30, 2004 — GAAP earnings	$93.5	(4)	$0.40
Investment securities gains	7.8		0.02
MSR temporary impairment net of hedge-related trading losses	(6.5)		(0.02)
SEC reated expenses / accruals	(5.5)		(0.02)
Unizan system conversion expense	(1.8)		(0.01)

Nine Months Ended:

September 30, 2005 — GAAP earnings	$311.5	(4)	$1.33
Net impact of federal tax loss carry back	19.8	(4)	0.09
Net impact of repatriating foreign earnings	(5.0	)(4)	(0.02)
MSR temporary impairment net of hedge-related trading losses	(5.7)		(0.02)
Single C&I charge-off impact, net of allocated reserves	(6.4)		(0.02)
Severance and consolidation expenses	(3.6)		(0.01)
Write-off of equity investment	(2.1)		(0.01)
SEC and regulatory related expenses	(3.6)		(0.02)

September 30, 2004 — GAAP earnings	$307.8	(4)	$1.32
Gains on sales of automobile loans	14.2		0.04
Investment securities gains	13.7		0.04
Single commercial credit recovery	9.7		0.03
MSR temporary impairment net of hedge-related trading losses	(6.2)		(0.03)
SEC reated expenses / accruals	(7.1)		(0.02)
Unizan system conversion expense	(2.7)		(0.01)

(1)	Includes significant items with $0.01 EPS impact or greater

(2)	Favorable (unfavorable) impact on GAAP earnings

(3)	Pre-tax unless otherwise noted

(4)	After-tax

RESULTS OF OPERATIONS
Net Interest Income
(This section should be read in conjunction with Significant Factors 1 and 3.)
2005 Third Quarter versus 2004 Third Quarter
     Fully taxable equivalent net interest income increased $15.4 million, or 7%, from the year-ago quarter, primarily reflecting the favorable impact of a $1.7 billion, or 6%, increase in average earning assets, as well as a one basis point increase in the net interest margin. The fully taxable equivalent net interest margin was 3.31% compared with 3.30% in the year-ago quarter. The stable net interest margin reflected a combination of factors. These included the benefit from growth in higher-yielding loans and redirecting part of the proceeds from maturing securities to fund loan growth, as well as an increase in both the proportion and the contribution of net free funds on the balance sheet. These positives were partially offset by the negative impacts from the flattening of the yield curve and share repurchase activity.
     Average total loans and leases increased $2.3 billion, or 10%, from the 2004 third quarter, reflecting growth in both consumer loans and commercial loans. Total average consumer loans increased $1.5 billion, or 12%, from the year-ago quarter, reflecting growth across all consumer loan categories. Average residential mortgages increased $0.7 billion, or 19%, and average home equity loans increased $0.3 billion, or 8%. Though residential mortgage and home equity growth rates were strong, the annualized 2005 third quarter growth rates of 8% and 4%, respectively, were approximately half the year-over-year growth rates. This reflected our commitment to maintaining underwriting and pricing discipline in a competitive market.
     Compared with the year-ago quarter, average total automobile loans and leases increased $0.4 billion, or 10%. Average automobile loans increased $0.2 billion, or 12%, reflecting 30% higher automobile loan production levels, stimulated by manufacturer employee pricing discounts in the current quarter, partially offset by loan sales over the past 12 months. Average direct financing leases increased $0.2 billion, or 8%, from the year-ago quarter reflecting the migration from operating leases, despite 56% lower production levels reflecting lower automobile lease demand and aggressive price competition. Average operating lease assets declined $0.5 billion, or 61%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was 19%, down from 21% a year ago.
     Average total commercial loans increased $0.8 billion, or 8%, from the year-ago quarter. This increase reflected a $0.4 billion, or 10%, increase in middle market commercial and industrial (C&I) loans despite the negative impact from the current quarter decline in automobile dealer floor plan loans. Average middle market commercial real estate (CRE) loans increased $0.2 billion, or 6%, with small business C&I and CRE loans increasing $0.2 billion, or 8%.
     Average total investment securities declined $0.7 billion, or 14%, from the year-ago quarter. This decline reflected a combination of factors including lowering the level of excess liquidity and funding loan growth.
     Average total core deposits in the 2005 third quarter were $17.2 billion, up $0.7 billion, or 4%, from the year-ago quarter. The largest contributor to this growth was a $0.7 billion, or 31%, increase in retail certificates of deposit. Interest bearing demand deposits grew $0.2 billion, or 2%, with all of the increase reflecting growth in commercial money market deposits, as consumer money market accounts declined. Non-interest bearing demand deposits increased $0.1 billion, or 4%, reflecting growth in both consumer and commercial non-interest bearing deposits. These increases were partially offset by a $0.3 billion, or 10%, decline in savings and other domestic time deposits.
2005 Third Quarter versus 2005 Second Quarter
     Compared with the 2005 second quarter, fully taxable equivalent net interest income increased $0.5 million reflecting a $0.2 billion, or 1%, increase in average earning assets, offset by a 5 basis point decline in the net interest margin to 3.31% from 3.36%. Of the 5 basis point decline, 2 basis points related to lower yields on mezzanine-related loans and one basis point related to the impact of share repurchases. The remainder reflected continued loan and deposit pricing pressures, as well as the overall impact of a flatter yield curve.
     Average total loans and leases in the third quarter were virtually unchanged from the 2005 second quarter as growth in average consumer loans was offset by a decline in average commercial loans.
     Total average commercial loans decreased $0.1 billion, or 1%, from the second quarter due to a $193 million, or 4%, decrease in average C&I loans, partially offset by a 2% increase in average CRE loans. Of the decline in average C&I loans, approximately $157 million related to a decline in dealer floor plan loans primarily reflecting lower utilization rates, as dealer automobile inventories fell. Growth in average small business C&I and CRE loans was 1%, slightly below the growth rates in the 2005 first and second quarters.
     Compared with the 2005 second quarter, average total consumer loans increased $0.1 billion, or 1%, primarily reflecting a 2% increase in residential mortgages and a 1% increase in average home equity loans. Growth rates in residential mortgages and home equity loans have slowed in each of the last three linked quarters. Average automobile loans and leases decreased 1%, reflecting a 2% decline in average automobile direct financing leases. Average automobile loans were little changed, as growth due to higher automobile loan production was offset by loan sales.
     Average investment securities increased $0.1 billion, or 2%, from the 2005 second quarter.
     Compared with the 2005 second quarter, average total core deposits increased $0.2 billion, or 1%. This primarily reflected a $0.4 billion, or 16%, increase in retail certificates of deposits, primarily consumer driven. Non-interest bearing deposits also increased 2%, with all of this related to growth in commercial non-interest bearing deposits, as consumer non-interest bearing deposits declined. These increases were partially offset by a $0.1 billion, or 4%, decline in savings and other time deposits, and a $0.1 billion, or 2%, decline in interest bearing demand deposits.
     Tables 4 and 5 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 4 — Condensed Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2005			2004		3Q05 vs 3Q04
(in millions of dollars)	Third	Second	First	Fourth	Third	Amount	Percent

Assets
Interest bearing deposits in banks	$54	$54	$53	$60	$55	$(1)	(1.8)%
Trading account securities	274	236	200	228	148	126	85.1
Federal funds sold and securities purchased under resale agreements	142	225	475	695	318	(176)	(55.3)
Loans held for sale	427	276	203	229	283	144	50.9
Investment securities:
Taxable	3,523	3,589	3,932	3,858	4,340	(817)	(18.8)
Tax-exempt	537	411	409	404	398	139	34.9

Total investment securities	4,060	4,000	4,341	4,262	4,738	(678)	(14.3)
Loans and leases: (1)
Commercial:
Middle market commercial and industrial	4,708	4,901	4,710	4,503	4,298	410	9.5
Construction	1,720	1,678	1,642	1,577	1,514	206	13.6
Commercial	1,922	1,905	1,883	1,852	1,913	9	0.5

Middle market commercial real estate	3,642	3,583	3,525	3,429	3,427	215	6.3
Small business commercial and industrial and commercial real estate	2,251	2,230	2,183	2,136	2,081	170	8.2

Total commercial	10,601	10,714	10,418	10,068	9,806	795	8.1

Consumer:
Automobile loans	2,078	2,069	2,008	1,913	1,857	221	11.9
Automobile leases	2,424	2,468	2,461	2,388	2,250	174	7.7

Automobile loans and leases	4,502	4,537	4,469	4,301	4,107	395	9.6
Home equity	4,681	4,636	4,570	4,489	4,337	344	7.9
Residential mortgage	4,157	4,080	3,919	3,695	3,484	673	19.3
Other loans	507	491	480	479	461	46	10.0

Total consumer	13,847	13,744	13,438	12,964	12,389	1,458	11.8

Total loans and leases	24,448	24,458	23,856	23,032	22,195	2,253	10.2
Allowance for loan and lease losses	(256)	(270)	(282)	(283)	(288)	32	11.1

Net loans and leases	24,192	24,188	23,574	22,749	21,907	2,285	10.4

Total earning assets	29,405	29,249	29,128	28,506	27,737	1,668	6.0

Operating lease assets	309	409	529	648	800	(491)	(61.4)
Cash and due from banks	867	865	909	880	928	(61)	(6.6)
Intangible assets	217	218	218	216	216	1	0.5
All other assets	2,197	2,149	2,079	2,094	2,066	131	6.3

Total assets	$32,739	$32,620	$32,581	$32,061	$31,459	$1,280	4.1%

Liabilities and shareholders’ equity
Deposits:
Demand deposits — non-interest bearing	$3,406	$3,352	$3,314	$3,401	$3,276	$130	4.0%
Demand deposits — Interest bearing	7,539	7,677	7,925	7,658	7,384	155	2.1
Savings and other domestic time deposits	3,095	3,230	3,309	3,395	3,436	(341)	(9.9)
Retail certificates of deposit	3,157	2,720	2,496	2,454	2,414	743	30.8

Total core deposits	17,197	16,979	17,044	16,908	16,510	687	4.2
Domestic time deposits of $100,000 or more	1,271	1,248	1,249	990	886	385	43.5
Brokered deposits and negotiable CDs	3,286	3,249	2,728	1,948	1,755	1,531	87.2
Foreign time deposits	462	434	442	465	476	(14)	(2.9)

Total deposits	22,216	21,910	21,463	20,311	19,627	2,589	13.2
Short-term borrowings	1,559	1,301	1,179	1,302	1,342	217	16.2
Federal Home Loan Bank advances	935	1,136	1,196	1,270	1,270	(335)	(26.4)
Subordinated notes and other long-term debt	3,960	4,100	4,517	5,099	5,244	(1,284)	(24.5)

Total interest bearing liabilities	25,264	25,095	25,041	24,581	24,207	1,057	4.4

All other liabilities	1,458	1,554	1,699	1,598	1,564	(106)	(6.8)
Shareholders’ equity	2,611	2,619	2,527	2,481	2,412	199	8.3

Total liabilities and shareholders’ equity	$32,739	$32,620	$32,581	$32,061	$31,459	$1,280	4.1%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2005			2004
Fully taxable equivalent basis (1)	Third	Second	First	Fourth	Third

Assets
Interest bearing deposits in banks	2.13%	1.47%	1.88%	1.61%	0.91%
Trading account securities	3.95	3.94	4.14	4.15	4.44
Federal funds sold and securities purchased under resale agreements	3.41	2.76	2.36	1.99	1.53
Loans held for sale	5.43	6.04	5.55	5.69	5.25
Investment securities:
Taxable	4.37	4.13	3.87	3.77	3.83
Tax-exempt	6.62	6.76	6.73	6.89	7.06

Total investment securities	4.67	4.40	4.14	4.07	4.10
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	5.87	5.65	5.02	4.80	4.46
Construction	6.16	5.70	5.13	4.65	4.13
Commercial	5.90	5.44	5.15	4.80	4.45

Middle market commercial real estate	6.02	5.56	5.14	4.73	4.31
Small business commercial and industrial and commercial real estate	6.17	5.99	5.81	5.67	5.45

Total commercial	5.98	5.69	5.23	4.96	4.62

Consumer:
Automobile loans	6.44	6.57	6.83	7.31	7.65
Automobile leases	4.94	4.91	4.92	5.00	5.02

Automobile loans and leases	5.63	5.67	5.78	6.02	6.21
Home equity	6.60	6.24	5.77	5.30	4.84
Residential mortgage	5.45	5.37	5.36	5.53	5.48
Other loans	5.92	6.22	6.42	6.87	6.54

Total consumer	5.91	5.79	5.67	5.66	5.54

Total loans and leases	5.94	5.75	5.48	5.34	5.12

Total earning assets	5.72%	5.52%	5.21%	5.05%	4.89%

Liabilities and shareholders’ equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — Interest bearing	1.87	1.64	1.45	1.21	1.06
Savings and other domestic time deposits	1.39	1.34	1.27	1.26	1.24
Retail certificates of deposit	3.58	3.49	3.43	3.38	3.32

Total core deposits	2.15	1.94	1.76	1.62	1.52
Domestic time deposits of $100,000 or more	3.60	3.27	2.92	2.51	2.40
Brokered deposits and negotiable CDs	3.66	3.25	2.80	2.26	1.84
Foreign time deposits	2.28	1.95	1.41	0.98	0.83

Total deposits	2.52	2.26	1.99	1.73	1.58
Short-term borrowings	2.74	2.16	1.66	1.17	0.92
Federal Home Loan Bank advances	3.08	3.02	2.90	2.68	2.60
Subordinated notes and other long-term debt	4.20	3.91	3.39	2.67	2.62

Total interest bearing liabilities	2.82%	2.56%	2.27%	1.94%	1.82%

Net interest rate spread	2.90%	2.96%	2.94%	3.11%	3.07%
Impact of non-interest bearing funds on margin	0.41	0.40	0.37	0.27	0.23

Net interest margin	3.31%	3.36%	3.31%	3.38%	3.30%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2005 First Nine Months versus 2004 First Nine Months
     Fully taxable equivalent net interest income increased $47.2 million, or 7%, from the comparable year-ago period, reflecting the favorable impact of a $1.8 billion, or 7%, increase in average earning assets, and a 2 basis point increase in the net interest margin. The fully taxable equivalent net interest margin increased to 3.33% from 3.31% in the year-ago period reflecting a shift from lower-yielding investments to higher-yielding loans as a result of decreasing the level of excess liquidity and redirecting part of the proceeds of securities sales to fund loan growth. The margin also benefited from an increase in non-interest bearing funds. These benefits were partially offset by the impact of a flattening yield curve.
     Average total loans and leases increased $2.4 billion, or 11%, from the 2004 first nine-month period, reflecting growth in consumer loans, and to a lesser degree, growth in commercial loans. Total average consumer loans increased $1.6 billion, or 13%, from the year-ago period primarily due to a $1.0 billion, or 33%, increase in average residential mortgages as mortgage loan rates remained at attractive levels. Average home equity loans increased $0.5 billion, or 13%.
     Average total automobile loans decreased $0.4 billion, or 15%, from the year-ago period primarily reflecting the sale of automobile loans. Partially offsetting the decline in automobile loans was a $0.3 billion, or 15% increase in direct financing leases due to the continued migration from operating lease assets, which have not been originated since April 2002.
     Average total commercial loans increased $0.9 billion, or 9%, from the year-ago nine-month period. This reflected a $0.3 billion, or 10%, increase in CRE loans, a $0.3 billion, or 8%, increase in C&I loans, and a $0.2 billion, or 10%, increase in average small business C&I and CRE loans.
     Average total investment securities declined $0.9 billion, or 18%, from the first nine months of 2004. This decline reflected a combination of factors including lowering the level of excess liquidity, a decision to sell selected lower yielding securities, and partially funding loan growth with the proceeds from the sale of securities.
     Average total core deposits in the 2005 first nine-month period were $17.1 billion, up $1.0 billion, or 6%, from the comparable year-ago period, reflecting a $0.7 billion, or 9%, increase in average interest bearing demand deposit accounts, primarily money market accounts, a $0.4 billion, or 16%, increase in retail certificates of deposit, and a $0.2 billion, or 6%, increase in non-interest bearing deposits. These increases were partially offset by a $0.2 billion, or 7%, decline in savings and other domestic time deposits.

Table 6 — Condensed Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Nine Months Ended Sept 30,		Change		Nine Months Ended September 30,
(in millions of dollars)	2005	2004	Amount	Percent	2005	2004

Assets
Interest bearing deposits in banks	$53	$67	$(14)	(20.9)%	1.82%	0.88%
Trading account securities	237	64	173	N.M.	4.00	4.17
Federal funds sold and securities purchased under resale agreements	298	193	105	54.4	2.79	1.42
Loans held for sale	303	248	55	22.2	5.63	5.24
Investment securities:
Taxable	3,662	4,615	(953)	(20.7)	4.09	3.91
Tax-exempt	453	415	38	9.2	6.69	7.00

Total investment securities	4,115	5,030	(915)	(18.2)	4.37	4.17
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	4,773	4,431	342	7.7	5.52	4.28
Construction	1,680	1,355	325	24.0	5.67	3.86
Commercial	1,903	1,902	1	0.1	5.50	4.32

Middle market commercial real estate	3,583	3,257	326	10.0	5.58	4.13
Small business commercial and industrial and commercial real estate	2,222	2,024	198	9.8	5.99	5.41

Total commercial	10,578	9,712	866	8.9	5.64	4.46

Consumer:
Automobile loans	2,052	2,410	(358)	(14.9)	6.61	7.20
Automobile leases	2,451	2,126	325	15.3	4.92	5.00

Automobile loans and leases	4,503	4,536	(33)	(0.7)	5.69	6.17
Home equity	4,630	4,086	544	13.3	6.21	4.84
Residential mortgage	4,053	3,049	1,004	32.9	5.39	5.36
Other loans	492	440	52	11.8	6.18	6.21

Total consumer	13,678	12,111	1,567	12.9	5.79	5.52

Total loans and leases	24,256	21,823	2,433	11.1	5.73	5.03
Allowance for loan and lease losses	(269)	(303)	34	(11.2)

Net loans and leases	23,987	21,520	2,467	11.5

Total earning assets	29,262	27,425	1,837	6.7	5.49%	4.84%

Operating lease assets	415	980	(565)	(57.7)
Cash and due from banks	880	814	66	8.1
Intangible assets	218	216	2	0.9
All other assets	2,141	2,074	67	3.2

Total assets	$32,647	$31,206	$1,441	4.6%

Liabilities and shareholders’ equity
Deposits:
Demand deposits — non-interest bearing	$3,358	$3,172	$186	5.9%	—%	—%
Demand deposits — interest bearing	7,712	7,055	657	9.3	1.65	0.96
Savings and other domestic time deposits	3,213	3,444	(231)	(6.7)	1.33	1.29
Retail certificates of deposit	2,793	2,404	389	16.2	3.50	3.35

Total core deposits	17,076	16,075	1,001	6.2	1.95	1.50
Domestic time deposits of $100,000 or more	1,256	823	433	52.6	3.27	2.31
Brokered deposits and negotiable CDs	3,088	1,800	1,288	71.6	3.27	1.64
Deposits in foreign offices	446	522	(76)	(14.6)	1.89	0.77

Total deposits	21,866	19,220	2,646	13.8	2.26	1.53
Short-term borrowings	1,347	1,447	(100)	(6.9)	2.23	0.85
Federal Home Loan Bank advances	1,088	1,271	(183)	(14.4)	2.99	2.54
Subordinated notes and other long-term debt	4,190	5,474	(1,284)	(23.5)	3.82	2.39

Total interest bearing liabilities	25,133	24,240	893	3.7	2.55	1.74

All other liabilities	1,570	1,456	114	7.8
Shareholders’ equity	2,586	2,338	248	10.6

Total liabilities and shareholders’ equity	$32,647	$31,206	$1,441	4.6%

Net interest rate spread					2.94	3.10
Impact of non-interest bearing funds on margin					0.39	0.21

Net interest margin					3.33%	3.31%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Factors 1, 3 and 4, and the Credit Risk section.)
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
     The provision for credit losses in the 2005 third quarter was $17.7 million, a $5.9 million increase from the year-ago quarter and a $4.8 million increase from the 2005 second quarter. The increase in provision expense from the year-ago quarter and the prior quarter primarily reflected the relatively stable credit quality in the current quarter compared with improving trends in the prior periods. The provision for credit losses in the first nine months of 2005 was $50.5 million, an $8.1 million, or 19%, increase from the year-age nine-month period, reflecting the benefit of a $9.7 million commercial loan recovery in the prior year nine-month period.
Non-Interest Income
(This section should be read in conjunction with Significant Factor 1, 2, 3, and 6.)
     Table 7 reflects non-interest income detail for each of the past five quarters and for the first nine months of 2005 and 2004.
Table 7 — Non-Interest Income

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars)	Third	Second	First	Fourth	Third	Amount	Percent

Service charges on deposit accounts	$44,817	$41,516	$39,418	$41,747	$43,935	$882	2.0%
Trust services	19,671	19,113	18,196	17,315	17,064	2,607	15.3
Brokerage and insurance income	13,948	13,544	13,026	12,879	13,200	748	5.7
Bank owned life insurance income	10,104	10,139	10,104	10,484	10,019	85	0.8
Other service charges and fees	11,449	11,252	10,159	10,617	10,799	650	6.0
Mortgage banking income (loss)	21,116	(2,376)	12,061	8,822	4,448	16,668	N.M.
Securities gains (losses)	101	(343)	957	2,100	7,803	(7,702)	(98.7)
Gain on sales of automobile loans	502	254	—	—	312	190	60.9
Other income	9,770	24,974	17,397	23,870	17,899	(8,129)	(45.4)

Sub-total before operating lease income	131,478	118,073	121,318	127,834	125,479	5,999	4.8
Operating lease income	29,262	38,097	46,732	55,106	64,412	(35,150)	(54.6)

Total non-interest income	$160,740	$156,170	$168,050	$182,940	$189,891	$(29,151)	(15.4)%

	Nine Months Ended Sep 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Service charges on deposit accounts	$125,751	$129,368	$(3,617)	(2.8)%
Trust services	56,980	50,095	6,885	13.7
Brokerage and insurance income	40,518	41,920	(1,402)	(3.3)
Bank owned life insurance income	30,347	31,813	(1,466)	(4.6)
Other service charges and fees	32,860	30,957	1,903	6.1
Mortgage banking income	30,801	23,474	7,327	31.2
Securities gains	715	13,663	(12,948)	(94.8)
Gain on sales of automobile loans	756	14,206	(13,450)	(94.7)
Other income	52,141	68,177	(16,036)	(23.5)

Sub-total before operating lease income	370,869	403,673	(32,804)	(8.1)
Operating lease income	114,091	231,985	(117,894)	(50.8)

Total non-interest income	$484,960	$635,658	$(150,698)	(23.7)%

N.M., not a meaningful value.

     Table 8 reflects mortgage banking income detail for each of the past five quarters and for the first nine months of 2005 and 2004
Table 8 — Mortgage Banking Income and Net Impact of MSR Hedging

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars)	Third	Second	First	Fourth	Third	Amount	Percent

Mortgage Banking Income
Origination fees	$3,037	$3,066	$2,699	$3,264	$3,219	$(182)	(5.7)%
Secondary marketing	3,409	1,749	2,482	1,623	(14)	3,423	N.M.
Servicing fees	5,532	5,464	5,394	5,730	5,353	179	3.3
Amortization of capitalized servicing	(4,626)	(5,187)	(4,761)	(5,153)	(4,468)	(158)	3.5
Other mortgage banking income	3,307	2,763	2,487	2,620	4,477	(1,170)	(26.1)

Sub-total	10,659	7,855	8,301	8,084	8,567	2,092	24.4
MSR recovery / (impairment)	10,457	(10,231)	3,760	738	(4,119)	14,576	N.M.

Total mortgage banking income (loss)	$21,116	$(2,376)	$12,061	$8,822	$4,448	$16,668	N.M. %

Capitalized mortgage servicing rights (1)	$85,940	$71,150	$80,972	$77,107	$76,540	$9,400	12.3%
Total mortgages serviced for others (1)	7,081,000	6,951,000	6,896,000	6,861,000	6,780,000	301,000	4.4

Net Impact of MSR Hedging
MSR recovery / (impairment)	$10,457	$(10,231)	$3,760	$738	$(4,119)	$14,576	N.M. %
Net trading gains (losses) related to MSR hedging (2)	(12,831)	5,727	(4,182)	(3,345)	(2,340)	(10,491)	N.M.
Net interest income related to MSR hedging	233	512	834	1,451	—	233	—
Other MSR hedge activity (4)	—	—	—	—	—	—	—

Net impact of MSR hedging (3)	$(2,141)	$(3,992)	$412	$(1,156)	$(6,459)	$4,318	(66.9)%

	Nine Months Ended Sep 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Mortgage Banking Income
Origination fees	$8,802	$9,112	$(310)	(3.4)%
Secondary marketing	7,640	6,717	923	13.7
Servicing fees	16,390	15,967	423	2.6
Amortization of capitalized servicing	(14,574)	(13,866)	(708)	5.1
Other mortgage banking income	8,557	4,904	3,653	74.5

Sub-total	26,815	22,834	3,981	17.4
MSR recovery / (impairment)	3,986	640	3,346	N.M.

Total mortgage banking income	$30,801	$23,474	$7,327	31.2%

Capitalized mortgage servicing rights (1)	$85,940	$76,540	$9,400	12.3%
Total mortgages serviced for others (1)	7,081,000	6,780,000	301,000	4.4

Net Impact of MSR Hedging
MSR recovery / (impairment)	$3,986	$640	$3,346	N.M. %
Net trading losses related to MSR hedging (2)	(11,286)	(2,340)	(8,946)	N.M.
Net interest income related to MSR hedging	1,579	—	1,579	—
Other MSR hedge activity (4)	—	(4,492)	4,492	N.M.

Net impact of MSR hedging (3)	$(5,721)	$(6,192)	$471	(7.6)%

N.M., not a meaningful value.

(1)	At period end.

(2)	Included in other non-interest income.

(3)	The tables above exclude securities gains or losses related to the investment securities portfolio.

(4)	Included in other mortgage banking income.

2005 Third Quarter versus 2004 Third Quarter
     Non-interest income decreased $29.2 million, or 15%, from the year-ago quarter with the decline primarily attributed to the $35.2 million decline in operating lease income reflecting the continued run-off of the operating lease portfolio. The remaining fee income categories increased a total of $6.0 million with the primary drivers being:
•	$16.7 million increase in mortgage banking income, reflecting a $10.5 million MSR temporary impairment recovery in the current quarter compared with a $4.1 million MSR temporary impairment in the year-ago quarter. Higher secondary marketing income was the primary contributor to the remainder of the increase.

•	$2.6 million, or 15%, increase in trust services income, due primarily to higher personal trust, mutual fund, and institutional trust assets under management.

•	$0.9 million, or 2%, increase in service charges on deposit accounts, reflecting higher activity-related personal service charges, partially offset by lower maintenance personal service charges.

•	$0.7 million, or 6%, increase in brokerage and insurance income, reflecting higher credit insurance revenue and higher life and title insurance sales.

•	$0.7 million, or 6%, increase in other service charges and fees, due to higher check card fees, partially offset by lower bill pay fees as a result of a decision to eliminate fees for this service beginning in the 2004 fourth quarter.
Partially offset by:
•	$7.7 million decline in securities gains.

•	$8.1 million, or 45%, decline in other non-interest income, primarily reflecting the negative impact of $12.8 million of MSR hedge-related trading losses in the current quarter compared with $2.3 million of MSR hedge-related trading losses in the year-ago quarter.
2005 Third Quarter versus 2005 Second Quarter
     Compared with the 2005 second quarter, non-interest income increased $4.6 million, or 3%. This was despite an $8.8 million decline in operating lease income, reflecting the run-off of the operating lease portfolio, as the remaining fee income categories contributed a net $13.4 million increase with the primary drivers being:
•	$23.5 million increase in mortgage banking income, reflecting a $10.5 million MSR temporary impairment recovery in the current quarter compared with a $10.2 million MSR temporary impairment in the prior quarter. Higher secondary marketing income was the primary contributor to the balance of the increase.

•	$3.3 million, or 8%, increase in service charges on deposit accounts, primarily due to higher personal NSF and overdraft charges and higher maintenance fees on deposit accounts.

•	$0.6 million, or 3%, increase in trust services income, due to higher personal trust and mutual fund assets under management, as well as higher institutional trust servicing fees.

•	$0.4 million, or 3%, increase in brokerage and insurance income, primarily reflecting higher annuity sales and higher credit insurance revenue.
Partially offset by:
•	$15.2 million decrease in other income, reflecting the negative impact of $12.8 million of MSR hedge-related trading losses in the current quarter compared with $5.7 million of MSR hedge-related trading gains in the prior quarter, partially offset by higher safe deposit fees and securitization fee income.

•	No equity investment write-offs in the current quarter compared with $2.1 million of such write-offs in the 2005 second quarter.

2005 First Nine Months versus 2004 First Nine Months
     Non-interest income decreased $150.7 million, or 24%, from the year-ago nine-month period with $117.9 million of the decline reflecting the decrease in operating lease income. Of the remaining $32.8 million decline from the year-ago period, the primary drivers were:
•	$16.0 million, or 24%, decline in other income reflecting a combination of factors including $11.3 million MSR hedge-related trading losses in the current period compared with $2.3 million of hedge-related trading losses in the year-ago period, lower income from automobile lease terminations, the $2.1 million write-off of an equity investment in the 2005 second quarter, lower investment banking income, and lower equity investment gains.

•	$13.5 million decline in gains on sale of automobile loans as the year-ago period included $14.2 million of such gains.

•	$12.9 million decline in securities gains, reflecting $13.7 million of gains in the year-ago period taken to mitigate the net impact of the MSR impairment.

•	$3.6 million, or 3%, decline in service charges on deposit accounts with a decline in commercial service charges contributing more than half of the decrease. Lower commercial service charges reflected a combination of lower activity and a preference by commercial customers to pay for services with higher compensating balances rather than fees as interest rates increase. The decline in consumer service charges primarily reflected lower maintenance fees on deposit accounts, as well as lower personal NSF and overdraft service charges, partially offset by higher activity-related personal service charges.

•	$1.5 million, or 5%, decline in bank owned life insurance income.

•	$1.4 million, or 3%, decline in brokerage and insurance income, reflecting lower annuity sales.
Partially offset by:
•	$7.3 million, or 31%, increase in mortgage banking income, reflecting a $4.0 million MSR temporary impairment recovery in the current nine-month period compared with a $0.6 million recovery in the year-ago period, as well as $4.5 million of MSR hedge-related losses in the prior period.

•	$6.9 million, or 14%, increase in trust services income due to higher personal trust and mutual fund fees, reflecting a combination of higher market value of assets, as well as increased activity.

•	$1.9 million, or 6%, increase in other service charges and fees, due to higher check card fees, partially offset by lower bill pay fees as a result of a decision to eliminate fees for this service beginning in the 2004 fourth quarter.

Non-Interest Expense
(This section should be read in conjunction with Significant Factor 1, 5, and 6.)
     Table 9 reflects non-interest expense detail for each of the last five quarters and for the first nine months of 2005 and 2004.
Table 9 — Non-Interest Expense

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars)	Third	Second	First	Fourth	Third	Amount	Percent

Salaries	$93,209	$98,283	$96,239	$94,658	$96,456	$(3,247)	(3.4)%
Benefits	24,267	25,807	27,742	28,080	25,273	(1,006)	(4.0)

Personnel costs	117,476	124,090	123,981	122,738	121,729	(4,253)	(3.5)
Net occupancy	16,653	17,257	19,242	26,082	16,838	(185)	(1.1)
Outside data processing and other services	18,062	18,113	18,770	18,563	17,527	535	3.1
Equipment	15,531	15,637	15,863	15,733	15,295	236	1.5
Professional services	8,323	9,347	9,459	9,522	12,219	(3,896)	(31.9)
Marketing	6,779	7,441	6,454	5,581	5,000	1,779	35.6
Telecommunications	4,512	4,801	4,882	4,596	5,359	(847)	(15.8)
Printing and supplies	3,102	3,293	3,094	3,148	3,201	(99)	(3.1)
Amortization of intangibles	203	204	204	205	204	(1)	(0.5)
Restructuring reserve releases	—	—	—	—	(1,151)	1,151	N.M.
Other expense	19,588	19,074	18,380	26,526	22,317	(2,729)	(12.2)

Sub-total before operating lease expense	210,229	219,257	220,329	232,694	218,538	(8,309)	(3.8)
Operating lease expense	22,823	28,879	37,948	48,320	54,885	(32,062)	(58.4)

Total non-interest expense	$233,052	$248,136	$258,277	$281,014	$273,423	$(40,371)	(14.8)%

	Nine Months Ended Sep 30,		YTD 2005 vs 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Salaries	$287,731	$281,610	$6,121	2.2%
Benefits	77,816	81,458	(3,642)	(4.5)

Personnel costs	365,547	363,068	2,479	0.7
Net occupancy	53,152	49,859	3,293	6.6
Outside data processing and other services	54,945	53,552	1,393	2.6
Equipment	47,031	47,609	(578)	(1.2)
Professional services	27,129	27,354	(225)	(0.8)
Marketing	20,674	20,908	(234)	(1.1)
Telecommunications	14,195	15,191	(996)	(6.6)
Printing and supplies	9,489	9,315	174	1.9
Amortization of intangibles	611	612	(1)	(0.2)
Restructuring reserve releases	—	(1,151)	1,151	N.M.
Other expense	57,042	66,755	(9,713)	(14.6)

Sub-total before operating lease expense	649,815	653,072	(3,257)	(0.5)
Operating lease expense	89,650	188,158	(98,508)	(52.4)

Total non-interest expense	$739,465	$841,230	$(101,765)	(12.1)%

N.M., not a meaningful value.

2005 Third Quarter versus 2004 Third Quarter
     Non-interest expense decreased $40.4 million, or 15%, from the year-ago quarter with $32.1 million of the decline reflecting the run-off of the operating lease portfolio. Of the remaining $8.3 million decline from the year-ago quarter, the primary drivers were:
•	$4.3 million, or 3%, decline in personnel expense, primarily reflecting lower incentive compensation and benefits expense.

•	$3.9 million, or 32%, decline in professional services, due primarily to lower SEC-related expenses.

•	$2.7 million, or 12%, decline in other expense, primarily reflecting SEC-related accruals in the year-ago quarter.
Partially offset by:
•	$1.8 million, or 36%, increase in marketing expense related to increased advertising expenditures.

•	$1.2 million increase in the restructuring reserve charges line item, reflecting a restructuring reserve release in the year-ago quarter with no release in the current quarter.
2005 Third Quarter versus 2005 Second Quarter
     Compared with the 2005 second quarter, non-interest expense decreased $15.1 million, or 6%, with $6.1 million reflecting the run-off of the operating lease portfolio. Of the remaining $9.0 million decrease from the prior quarter, the primary drivers were:
•	$6.6 million, or 5%, decline in personnel costs, primarily reflecting lower incentive compensation, and benefits expense.

•	$1.0 million, or 11%, decline in professional services, due to a decline in SEC-related expenses.

•	$0.7 million, or 9%, decline in marketing expense, primarily reflecting a reduction in advertising.
2005 First Nine Months versus 2004 First Nine Months
     Non-interest expense decreased $101.8 million, or 12%, from the year-ago nine-month period with $98.5 million of the decline reflecting the decrease in operating lease expense. Of the remaining $3.3 million decline from the year-ago period, the primary drivers were:
•	$9.7 million, or 15%, decrease in other expense, reflecting $5.8 million of costs related to investments in partnerships generating tax benefits in the year-ago period, and lower SEC penalty expense accruals and insurance costs in the current period.

•	$1.0 million, or 7%, decrease in telecommunications expense.
Partially offset by:
•	$3.3 million, or 7%, increase in net occupancy expense, primarily reflecting an equity loss from a real estate partnership minority interest caused by a refinancing penalty, as well as lower rental income and higher depreciation expense.

•	$2.5 million, or 1%, increase in personnel costs reflecting an increase in salaries, partially offset by lower sales commissions and benefits expense.

•	$1.4 million, or 3%, increase in outside data processing and other services.

•	$1.2 million increase in the restructuring reserve charges line item, reflecting a restructuring reserve release in the year-ago quarter with no release in the current quarter.

Operating Lease Assets
(This section should be read in conjunction with Significant Factor 1 and Lease Residual Risk section.)
     Table 10 reflects operating lease assets performance detail for each of the last five quarters and for the first nine months of 2005 and 2004.
Table 10 — Operating Lease Performance

	2005			2004		3Q05 vs 3Q04
(in thousands of dollars)	Third	Second	First	Fourth	Third	Amount	Percent

Balance Sheet:

Average operating lease assets outstanding	$308,952	$408,798	$529,245	$647,970	$800,145	$(491,193)	(61.4)%

Income Statement:

Net rental income	$26,729	$34,562	$43,554	$51,016	$60,267	$(33,538)	(55.6)%
Fees	1,419	1,773	1,857	2,111	2,965	(1,546)	(52.1)
Recoveries — early terminations	1,114	1,762	1,321	1,979	1,180	(66)	(5.6)

Total operating lease income	29,262	38,097	46,732	55,106	64,412	(35,150)	(54.6)

Depreciation and residual losses at termination	20,856	26,560	34,703	45,293	49,917	(29,061)	(58.2)
Losses — early terminations	1,967	2,319	3,245	3,027	4,968	(3,001)	(60.4)

Total operating lease expense	22,823	28,879	37,948	48,320	54,885	(32,062)	(58.4)

Net earnings contribution	$6,439	$9,218	$8,784	$6,786	$9,527	$(3,088)	(32.4)%

Earnings ratios (1)
Net rental income	34.6%	33.8%	32.9%	31.5%	30.1%	4.5%	15.0%
Depreciation and residual losses at termination	27.0	26.0	26.2	28.0	25.0	2.0	8.0

	Nine Months Ended Sep 30,		YTD 2005 vs. 2004
(in thousands of dollars)	2005	2004	Amount	Percent

Balance Sheet:

Average operating lease assets outstanding	$414,858	$980,312	$(565,454)	(57.7)%

Income Statement:
Net rental income	$104,845	$216,186	$(111,341)	(51.5)
Fees	5,049	11,346	(6,297)	(55.5)
Recoveries — early terminations	4,197	4,453	(256)	(5.7)

Total operating lease income	114,091	231,985	(117,894)	(50.8)

Depreciation and residual losses at termination	82,119	171,152	(89,033)	(52.0)
Losses — early terminations	7,531	17,006	(9,475)	(55.7)

Total operating lease expense	89,650	188,158	(98,508)	(52.4)

Net earnings contribution	$24,441	$43,827	$(19,386)	(44.2)%

Earnings ratios (1)
Net rental income	33.7%	29.4%	4.3%	14.6%
Depreciation and residual losses at termination	26.4	23.3	3.1	13.3%

(1)	As a percent of average operating lease assets, annualized.

2005 Third Quarter versus 2004 Third Quarter and 2005 Second Quarter
     Average operating lease assets in the 2005 third quarter were $0.3 billion, down $0.5 billion, or 61%, from the year-ago quarter and 24% from the 2005 second quarter. (For a discussion of operating lease accounting, residual value loss determination, and related residual value insurance, see the Operating Lease Assets section of the Company’s 2004 Form 10-K.)
     Operating lease income, which totaled $29.3 million in the 2005 third quarter, represented 18% of total non-interest income in the quarter. Operating lease income was down $35.2 million, or 55%, from the year-ago quarter and $8.8 million, or 23%, from the 2005 second quarter, reflecting the declines in average operating leases. As no new operating leases have been originated after April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 56% and 23%, respectively, from the year-ago and 2005 second quarter. Fees declined 52% from the year-ago quarter, and 20% from the second quarter. Recoveries from early terminations decreased 6% from the year-ago quarter and 37% from the second quarter.
     Operating lease expense totaled $22.8 million, down $32.1 million, or 58%, from the year-ago quarter and down $6.1 million, or 21%, from the 2005 second quarter. These declines also reflected the fact that this portfolio is decreasing over time. Losses on early terminations, which are included in total operating lease expense, declined 60% from the year-ago quarter and 15% from the first quarter.
2005 First Nine Months versus 2004 First Nine Months
     Average operating lease assets in the first nine-month period of 2005 were $0.4 billion, down $0.6 billion, or 58% from the comparable year-ago period.
     Operating lease income, which totaled $114.1 million for the first nine months of 2005, represented 24% of total non-interest income, and was down $117.9 million, or 51%, from the comparable year-ago period. Net rental income was down $111.3 million, or 52%. Fees declined $6.3 million, or 55%, from the comparable year-ago period. Recoveries from early terminations were down 6% from the year-ago period. Operating lease expense totaled $89.7 million, down $98.5 million, or 52%, from the comparable year-ago period. The declines in operating lease income and operating lease expense reflected the fact that this portfolio is decreasing over time.
Provision for Income Taxes
(This section should be read in conjunction with Significant Factor 7.)
     The provision for income taxes in the third quarter of 2005 was $43.1 million and represented an effective tax rate on income before taxes of 28.4%. The provision for income taxes increased $4.8 million from the year-ago quarter, primarily due to an increase in pre-tax earnings and the repatriation of foreign earnings, offset by the recognition of the effect of federal tax refunds on income tax expense. These federal tax refunds resulted from the ability to carry back federal tax losses to prior-years. The effective tax rates in the year-ago quarter and second quarter of 2005 were 29.0% and 22.3%, respectively. For the first nine months of 2005, provision for income taxes was $102.2 million and represented an effective tax rate on income before taxes of 24.7%. The provision for income taxes decreased $14.3 million from the same period in 2004, in which the effective tax rate was 27.5%, reflecting higher pre-tax income in the first nine months of 2004, and the recognition of the effect of federal tax refunds on income tax expense in the first nine months of 2005, partially offset by the repatriation of foreign earnings.
     As noted in Huntington’s 2004 Form 10-K, the American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction of 85% on the repatriation of certain foreign earnings to a U.S. taxpayer. During the third quarter of 2005, Huntington had approximately $110.0 million of foreign earnings eligible for repatriation. In September 2005, Huntington received approximately $110.0 million of cash dividends of previously undistributed foreign earnings. During the third quarter of 2005, the board of directors of Huntington resolved to adopt a Domestic Reinvestment Plan signed by the Chairman, President and Chief Executive Officer of Huntington. In the third quarter of 2005, income tax expense of $5.7 million, associated with the repatriation, was recorded. Huntington will reinvest the cash dividend received through expenditures on infrastructure and capital investments with respect to the opening of new branches, qualified pension and 401(k) contributions and funding of worker hiring, training and other compensation.

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
     The 2005 first, second, and third quarter effective tax rate included the after-tax positive impact on net income due to a federal tax loss carry back. In addition, through-out 2005, the after-tax rate also included the positive impact of tax exempt income, bank owned life insurance, asset securitization activities, and general business credits from investments in low income housing and historic property partnerships. The lower effective tax rate is expected to impact the fourth quarter of 2005. In addition, the 2005 third quarter and nine-month effective tax rates were negatively impacted by a $5.0 million after-tax net impact, primarily reflected in increased income tax expense, resulting from a decision to repatriate foreign earnings. As previously disclosed, the earnings repatriation was under consideration in 2005. In 2006, the effective tax rate is anticipated to increase to a more typical rate slightly below 30%.
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
Credit Exposure Composition
(This section should be read in conjunction with Significant Factor 3.)
     Compared with the year-ago period, the composition of the loan and lease portfolio at September 30, 2005, had changed such that lower credit risk home equity loans and residential mortgages combined represented 36% of total credit exposure, up from 34% a year earlier. Conversely, relatively higher risk automobile exposure, which consists of automobile loans and leases, as well as operating lease assets, declined from 21% at September 30, 2004 to 19% at September 30, 2005.
     Table 11 reflects period-end loan and lease portfolio mix by type of loan or lease, as well as by business segment:

Table 11 — Credit Exposure Composition

	2005						2004
(in millions of dollars)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Commercial:
Middle market commercial and industrial	$4,791	19.3%	$4,883	19.6%	$4,824	19.6%	$4,660	19.3%	$4,353	18.7%
Construction	1,762	7.1	1,684	6.8	1,648	6.7	1,592	6.6	1,538	6.6
Commercial	1,885	7.6	1,900	7.6	1,914	7.8	1,882	7.8	1,898	8.1

Middle market commercial real estate	3,647	14.7	3,584	14.4	3,562	14.5	3,474	14.4	3,436	14.7

Small business commercial and industrial and commercial real estate	2,235	9.1	2,258	9.1	2,205	8.9	2,170	8.9	2,124	9.2

Total commercial	10,673	43.1	10,725	43.1	10,591	43.0	10,304	42.6	9,913	42.6

Consumer:
Automobile loans	2,063	8.3	2,046	8.2	2,066	8.4	1,949	8.1	1,885	8.1
Automobile leases	2,381	9.6	2,458	9.9	2,476	10.0	2,443	10.1	2,317	9.9
Home equity	4,685	18.9	4,684	18.8	4,595	18.6	4,555	18.9	4,430	19.0
Residential mortgage	4,180	16.9	4,152	16.7	3,996	16.2	3,829	15.9	3,566	15.3
Other loans	514	2.1	502	1.9	483	1.9	481	2.0	477	2.0

Total consumer	13,823	55.8	13,842	55.5	13,616	55.1	13,257	55.0	12,675	54.3

Total loans and direct financing leases	$24,496	98.9	$24,567	98.6	$24,207	98.1	$23,561	97.6	$22,588	96.9

Operating lease assets	274	1.1	354	1.4	466	1.9	587	2.4	717	3.1

Total credit exposure	$24,770	100.0%	$24,921	100.0%	$24,673	100.0%	$24,148	100.0%	$23,305	100.0%

Total automobile exposure (1)	$4,718	19.0%	$4,858	19.5%	$5,008	20.3%	$4,979	20.6%	$4,919	21.1%

By Business Segment (2)
Regional Banking:
Central Ohio	$3,224	13.0%	$3,146	12.6%	$3,112	12.6%	$3,097	12.8%	$3,029	13.0%
Northern Ohio	2,952	11.9	2,916	11.7	2,910	11.8	2,858	11.8	2,810	12.1
Southern Ohio / Kentucky	2,065	8.3	2,105	8.4	2,023	8.2	1,895	7.8	1,826	7.8
West Michigan	2,370	9.6	2,386	9.6	2,336	9.5	2,272	9.4	2,236	9.6
East Michigan	1,531	6.2	1,496	6.0	1,476	6.0	1,430	5.9	1,388	6.0
West Virginia	949	3.8	919	3.7	887	3.6	882	3.7	867	3.7
Indiana	967	3.9	1,046	4.2	997	4.0	962	4.0	863	3.7
Mortgage and equipment leasing groups	3,505	14.1	3,449	13.8	3,331	13.5	3,197	13.3	2,979	12.8

Regional Banking	17,563	70.8	17,463	70.0	17,072	69.2	16,593	68.7	15,998	68.7
Dealer Sales (3)	5,492	22.2	5,761	23.1	5,956	24.1	5,920	24.5	5,765	24.7
Private Financial and Capital Markets Group	1,715	7.0	1,697	6.9	1,645	6.7	1,635	6.8	1,542	6.6
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$24,770	100.0%	$24,921	100.0%	$24,673	100.0%	$24,148	100.0%	$23,305	100.0%

(1)	Sum of automobile loans and leases and automotive operating lease assets.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(3)	Includes operating lease inventory.

Non-Performing Assets (NPAs) and Past Due Loans and Leases
(This section should be read in conjunction with Significant Factor 4.)
     Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters.
Table 12 — Non-Performing Assets and Past Due Loans and Leases

	2005			2004
(in thousands of dollars)	September 30,	June 30,	March 31,	December 31,	September 30,

Non-accrual loans and leases:
Middle market commercial and industrial	$25,431	$26,856	$16,993	$24,179	$20,098
Middle market commercial real estate	13,073	15,331	6,682	4,582	14,717
Small business commercial and industrial and commercial real estate	26,098	19,788	16,387	14,601	12,087
Residential mortgage	16,402	14,137	12,498	13,545	13,197
Home equity	8,705	7,748	7,333	7,055	7,685

Total non-performing loans and leases	89,709	83,860	59,893	63,962	67,784

Other real estate, net:
Residential	11,182	10,758	10,571	8,762	8,840
Commercial (1)	909	2,800	2,839	35,844	3,852

Total other real estate, net	12,091	13,558	13,410	44,606	12,692

Total non-performing assets	$101,800	$97,418	$73,303	$108,568	$80,476

Non-performing loans and leases as a % of total loans and leases	0.37%	0.34%	0.25%	0.27%	0.30%
Non-performing assets as a % of total loans and leases and other real estate	0.42	0.40	0.30	0.46	0.36

Allowance for loan and lease losses (ALLL) as % of:
Non-performing loans and leases (NPLs)	283	304	441	424	417
Non-performing assets (NPAs)	249	262	361	250	351

Total allowances for credit losses (ACL) as % of:
Non-performing loans and leases	326	349	494	476	461
Non-performing assets	287	300	404	280	389

Accruing loans and leases past due 90 days or more	$50,780	$53,371	$50,086	$54,283	$53,456
Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.21%	0.22%	0.21%	0.23%	0.24%

(1)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in first quarter of 2005.
     NPAs were $101.8 million at September 30, 2005, and represented only 0.42% of related assets, up $21.3 million from $80.5 million, or 0.36%, at the end of the year-ago quarter and up $4.4 million from $97.4 million, or 0.40%, at June 30, 2005. Non-performing loans and leases (NPLs), which exclude OREO, were $89.7 million at September 30, 2005, up $21.9 million from the year-earlier period and $5.8 million from the end of the second quarter. Expressed as a percent of total loans and leases, NPLs remained at low levels and were 0.37% of total loans and leases at September 30, 2005, up from 0.30% a year earlier and from 0.34% at June 30, 2005.
     The over 90-day delinquent, but still accruing, ratio was 0.21% at September 30, 2005, down from 0.24% at the end of the year-ago quarter, and little changed from 0.22% at June 30, 2005.

Non-Performing Assets Activity
Table 13 — Non-Performing Asset Activity

	2005			2004
(in thousands of dollars)	Third	Second	First	Fourth	Third

Non-performing assets, beginning of period	$97,418	$73,303	$108,568	$80,476	$74,696
New non-performing assets (1)	37,570	47,420	33,607	61,684	22,740
Returns to accruing status	(231)	(250)	(3,838)	(2,248)	—
Loan and lease losses	(5,897)	(6,578)	(17,281)	(8,578)	(5,424)
Payments	(21,203)	(11,925)	(10,404)	(8,829)	(10,202)
Sales (1)	(5,857)	(4,552)	(37,349)	(13,937)	(1,334)

Non-performing assets, end of period	$101,800	$97,418	$73,303	$108,568	$80,476

(1)	At December 31, 2004, other real estate owned included $35.7 million of properties that related to the work-out of $5.9 million of mezzanine loans. These properties were subject to $29.8 million of non-recourse debt to another financial institution. Both properties were sold in the first quarter of 2005.
Allowances for Credit Losses (ACL) and Provision for Credit Losses
(This section should be read in conjunction with Significant Factor 1, 3, and 4, and the Credit Risk section.)
     Since the 2004 first quarter, the Company has maintained two reserves, both of which are available to absorb possible credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments (AULC). When summed together, these reserves constitute the total allowances for credit losses (ACL).
     The September 30, 2005, ALLL was $253.9 million, down from $282.7 million a year earlier and $254.8 million at June 30, 2005. Expressed as a percent of period-end loans and leases, the ALLL ratio at September 30, 2005, was 1.04%, down from 1.25% a year ago reflecting the improvement in economic indicators, the change in the mix of the loan portfolio to lower-risk residential mortgages, and the reduction of specific reserves related to improved or resolved individual problem commercial credits. Although the ALLL ratio was unchanged from the 2005 second quarter, the component mix changed with a 2 basis point decline in both the economic and specific reserves, offset by a 4 basis point increase in the transaction reserve.
     The ALLL as a percent of NPAs was 249% at September 30, 2005, down from 351% a year ago, and 262% at June 30, 2005.
     At September 30, 2005, the AULC was $38.1 million, up from $30.0 million at the end of the year-ago quarter and from $37.5 million at June 30, 2005. At June 30, 2005, $6.3 million of the economic reserve was reclassified to the AULC.
     On a combined basis, the ACL as a percent of total loans and leases was 1.19% at September 30, 2005, down from 1.38% a year earlier and unchanged from the end of last quarter. The ACL as a percent of NPAs was 287% at September 30, 2005, down from 389% a year earlier and 300% at June 30, 2005.
     Tables 14 and 15 reflect activity in the ALLL and AULC for each of the last five quarters and for the nine months ended September 30, 2005 and 2004.

Table 14 — Quarterly Credit Reserves Analysis

	2005			2004
(in thousands of dollars)	Third	Second	First	Fourth	Third

Allowance for loan and lease losses, beginning of period	$254,784	$264,390	$271,211	$282,650	$286,935

Loan and lease losses	(25,830)	(25,733)	(37,213)	(31,737)	(26,366)
Recoveries of loans previously charged off	7,877	9,469	8,941	10,824	9,886

Net loan and lease losses	(17,953)	(16,264)	(28,272)	(20,913)	(16,480)

Provision for loan and lease losses	17,112	13,247	21,451	9,474	12,971

Economic reserve transfer	—	(6,253)	—	—	—
Allowance of assets sold and securitized	—	(336)	—	—	(776)

Allowance for loan and lease losses, end of period	$253,943	$254,784	$264,390	$271,211	$282,650

Allowance for unfunded loan commitments and letters of credit, beginning of period	$37,511	$31,610	$33,187	$30,007	$31,193

Provision for unfunded loan commitments and letters of credit losses	587	(352)	(1,577)	3,180	(1,186)
Economic reserve transfer	—	6,253	—	—	—

Allowance for unfunded loan commitments and letters of credit, end of period	$38,098	$37,511	$31,610	$33,187	$30,007

Total allowances for credit losses	$292,041	$292,295	$296,000	$304,398	$312,657

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.81%	0.77%	0.81%	0.78%	0.84%
Economic reserve	0.20	0.22	0.27	0.32	0.33
Specific reserve	0.03	0.05	0.01	0.05	0.08

Total loans and leases	1.04%	1.04%	1.09%	1.15%	1.25%

Total allowances for credit losses (ACL) as % of total loans and leases	1.19%	1.19%	1.22%	1.29%	1.38%

Table 15 — Year to Date Credit Reserves Analysis

	Nine Months Ended September 30,
(in thousands of dollars)	2005	2004

Allowance for loan and lease losses, beginning of period	$271,211	$299,732

Loan and lease losses	(88,776)	(94,378)

Recoveries of loans previously charged off	26,287	36,756

Net loan and lease losses	(62,489)	(57,622)

Provision for loan and lease losses	51,810	47,923
Economic reserve transfer	(6,253)	—
Allowance of assets sold and securitized	(336)	(7,383)

Allowance for loan and lease losses, end of period	$253,943	$282,650

Allowance for unfunded loan commitments and letters of credit, beginning of period	$33,187	$35,522

Provision for unfunded loan commitments and letters of credit losses	(1,342)	(5,515)
Economic reserve transfer	6,253	—

Allowance for unfunded loan commitments and letters of credit, end of period	$38,098	$30,007

Total allowances for credit losses	$292,041	$312,657

Net Loan and Lease Charge-Offs
(This section should be read in conjunction with Significant Factors 3 and 4.)
     Tables 16 and 17 reflect net loan and lease charge-off detail for each of the last five quarters and for the nine months ended September 30, 2005 and 2004:
Table 16 — Quarterly Net Charge-Off Analysis

	2005			2004
(in thousands of dollars)	Third	Second	First	Fourth	Third

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$(1,082)	$1,312	$14,092	$1,239	$(102)
Construction	495	(134)	(51)	704	(19)
Commercial	1,779	2,269	(152)	1,834	1,490

Middle market commercial real estate	2,274	2,135	(203)	2,538	1,471

Small business commercial and industrial and commercial real estate	3,062	2,141	2,283	1,386	1,195

Total commercial	4,254	5,588	16,172	5,163	2,564

Consumer:
Automobile loans	3,895	1,664	3,216	4,406	5,142
Automobile leases	3,105	2,123	3,014	3,104	2,415

Automobile loans and leases	7,000	3,787	6,230	7,510	7,557
Home equity	4,093	5,065	3,963	5,346	4,259
Residential mortgage	522	430	439	608	534
Other loans	2,084	1,394	1,468	2,286	1,566

Total consumer	13,699	10,676	12,100	15,750	13,916

Total net charge-offs	$17,953	$16,264	$28,272	$20,913	$16,480

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	(0.09)%	0.11%	1.20%	0.11%	(0.01)%
Construction	0.12	(0.03)	(0.01)	0.18	(0.01)
Commercial	0.37	0.48	(0.03)	0.40	0.31

Middle market commercial real estate	0.25	0.24	(0.02)	0.30	0.17

Small business commercial and industrial and commercial real estate	0.54	0.38	0.42	0.26	0.23

Total commercial	0.16	0.21	0.62	0.21	0.10

Consumer:
Automobile loans	0.75	0.32	0.64	0.92	1.11
Automobile leases	0.51	0.34	0.49	0.52	0.43

Automobile loans and leases	0.62	0.33	0.56	0.70	0.74
Home equity	0.35	0.44	0.35	0.48	0.39
Residential mortgage	0.05	0.04	0.04	0.07	0.06
Other loans	1.64	1.14	1.22	1.91	1.36

Total consumer	0.40	0.31	0.36	0.49	0.45

Net charge-offs as a % of average loans	0.29%	0.27%	0.47%	0.36%	0.30%

Table 17 — Year to Date Net Charge-Off Analysis

	Nine Months Ended September 30,
(in thousands of dollars)	2005	2004

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$14,322	$681
Construction	310	1,761
Commercial	3,896	3,672

Middle market commercial real estate	4,206	5,433

Small business commercial and industrial and commercial real estate	7,486	4,180

Total commercial	26,014	10,294

Consumer:
Automobile loans	8,775	24,168
Automobile leases	8,242	7,733

Automobile loans and leases	17,017	31,901
Home equity	13,121	9,728
Residential mortgage	1,391	1,152
Other loans	4,946	4,547

Total consumer	36,475	47,328

Total net charge-offs	$62,489	$57,622

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.40%	0.02%
Construction	0.02	0.17
Commercial	0.27	0.26

Middle market commercial real estate	0.16	0.22

Small business commercial and industrial and commercial real estate	0.45	0.28

Total commercial	0.33	0.14

Consumer:
Automobile loans	0.57	1.34
Automobile leases	0.45	0.48

Automobile loans and leases	0.50	0.94
Home equity	0.38	0.32
Residential mortgage	0.05	0.05
Other loans	1.34	1.38

Total consumer	0.36	0.52

Net charge-offs as a % of average loans	0.34%	0.35%

2005 Third Quarter versus 2004 Third Quarter and 2005 Second Quarter
     Total net charge-offs for the 2005 third quarter were $18.0 million, or an annualized 0.29% of average total loans and leases. This was up from $16.5 million, or 0.30%, in the year-ago quarter and up from $16.3 million, or an annualized 0.27%, of average total loans and leases in the 2005 second quarter.
     Total commercial net charge-offs in the third quarter were $4.3 million, or an annualized 0.16%, up from $2.6 million, or an annualized 0.10%, in the year-ago quarter, driven primarily by higher small business C&I and CRE net charge-offs. Total small business net charge-offs in the 2005 third quarter were $3.1 million, or an annualized 0.54% of related loans, up from $1.2 million, or an annualized 0.23% in the year-ago quarter. Current period total commercial net charge-offs were down from $5.6 million, or an annualized 0.21%, in the prior quarter.
     Total consumer net charge-offs in the current quarter were $13.7 million, or an annualized 0.40% of related loans. This compared with $13.9 million, or 0.45%, in the year-ago quarter. The decline from the year-ago quarter reflected both lower automobile loan and lease net charge-offs and lower home equity net charge-offs. Total automobile loan and lease net charge-offs in the 2005 third quarter were $7.0 million, or an annualized 0.62% of related loans and leases, down from $7.6 million, or an annualized 0.74%, in the year-ago quarter. Home equity net charge-offs in the current quarter were $4.1 million, or an annualized 0.35% of related loans, down slightly from $4.3 million, or 0.39%, in the year-ago quarter. Compared with the 2005 second quarter, total consumer net charge-offs increased $3.0 million, primarily reflecting a $3.2 million increase in automobile loan and lease net charge-offs from the second quarter’s low levels, partially offset by a $1.0 million decrease in home equity loan net charge-offs.
2005 First Nine Months versus 2004 First Nine Months
     Total net charge-offs for the first nine months of 2005 were $62.5 million, or an annualized 0.34% of average total loans and leases. While the dollar amount of net charge-offs increased 8% from the comparable year-ago period, on a relative basis, net charge-offs declined slightly from the annualized 0.35% ratio a year ago.
     Total commercial net charge-offs in the first nine-month period of 2005 were $26.0 million, or an annualized 0.33%, up from $10.3 million, or 0.14%, in the year-ago period, which included a $9.7 million one-time recovery on a previously charged-off loan.
     Total consumer net charge-offs in the current nine-month period were $36.5 million, or an annualized 0.36% of related loans, down from $47.3 million, or 0.52%, in the comparable year-ago period. The decline from the year-ago period primarily reflected lower automobile loan and lease net charge-offs due to the sales of automobile loans in the first half of 2004, partially offset by higher home equity net charge-offs. Total automobile loan and lease net charge-offs in the 2005 nine-month period were $17.0 million, or an annualized 0.50% of related loans and leases, down 47% from $31.9 million, or 0.94%, in the year-ago nine-month period. Home equity net charge-offs in the current nine-month period were $13.1 million, or an annualized 0.38% of related loans, up from $9.7 million, or 0.32%, in the year-ago period.
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
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of September 30, 2005, June 30, 2005, and December 31, 2004. All of the positions were well within the board of directors’ policy limits .
Table 18 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

September 30, 2005	-1.7%	-0.6%	+0.4%	+0.7%
June 30, 2005	-2.4%	-0.8%	+0.4%	+0.7%
December 31, 2004	-1.2%	-0.5%	+0.2%	+0.2%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.

Table 19 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

September 30, 2005	-1.3%	+0.4%	-2.0%	-4.9%
June 30, 2005	-3.0%	-0.5%	-1.6%	-4.0%
December 31, 2004	-3.0%	-0.5%	-1.5%	-4.0%
Lease Residual Risk
(This section should be read in conjunction Significant Factor 1 and the Operating Lease Assets section.)
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
     As of September 30, 2005, three distinct residual value insurance policies were in place to address the residual risk in the portfolio. One residual value insurance policy covered all vehicles leased between October 1, 2000 and April 30, 2002 and had a total payment cap of $50 million. Any losses above the cap result in additional operating lease depreciation expense. It is Management’s assessment that the $50 million cap remains sufficient to cover any expected losses. A second residual insurance policy covers all originations from May 2002 through June 2005, and does not have a cap. A third policy, similar in structure to the referenced second policy, went into effect July 1, 2005, and covers all originations for a period of one year.
Price Risk
     Price risk is risk to earnings or capital arising from changes in the value of financial instruments subject to mark-to-market adjustments. This risk arises from market-making, dealing, and position taking in interest-rate, foreign exchange, and equity markets as well as loans held for sale and loan servicing assets. To manage price risk, Management establishes limits as to the amount of trading securities that can be purchased, the foreign exchange exposure that can be maintained, and the maximum loss positions within a quarter.
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
     The primary source of funding for the Bank is core deposits from retail and commercial customers (see Table 20). As of September 30, 2005, core deposits totaled $17.3 billion, and represented 77% of total deposits. This compared with $16.7 billion, or 83%, of total deposits a year earlier. Most of the growth in core deposits was attributable to growth in non-interest bearing demand deposits and retail certificates of deposit.

Table 20 — Deposit Composition

	2005						2004
(in millions of dollars)	September 30,		June 30,		March 31,		December 31,		September 30,

By Type
Demand deposits — non-interest bearing	$3,362	15.0%	$3,221	14.4%	$3,186	14.6%	$3,392	16.3%	$3,264	16.2%
Demand deposits — interest bearing	7,481	33.5	7,675	34.4	7,849	36.1	7,786	37.5	7,472	37.2
Savings and other domestic time deposits	3,186	14.2	3,341	15.0	3,468	15.9	3,503	16.9	3,571	17.8
Retail certificates of deposit	3,281	14.7	3,033	13.5	2,555	11.7	2,467	11.9	2,441	12.1

Total core deposits	17,310	77.4	17,270	77.3	17,058	78.3	17,148	82.6	16,748	83.3
Domestic time deposits of $100,000 or more	1,357	6.1	1,177	5.3	1,311	6.0	1,082	5.2	998	5.0
Brokered deposits and negotiable CDs	3,228	14.5	3,452	15.5	3,000	13.8	2,097	10.1	1,896	9.4
Foreign time deposits	454	2.0	432	1.9	402	1.9	441	2.1	467	2.3

Total deposits	$22,349	100.0%	$22,331	100.0%	$21,771	100.0%	$20,768	100.0%	$20,109	100.0%

Total core deposits:
Commercial	$5,425	31.3%	$5,399	31.3%	$5,218	30.6%	$5,294	30.9%	$5,228	31.2%
Personal	11,885	68.7	11,871	68.7	11,840	69.4	11,854	69.1	11,520	68.8

Total core deposits	$17,310	100.0%	$17,270	100.0%	$17,058	100.0%	$17,148	100.0%	$16,748	100.0%

By Business Segment (1)
Regional Banking:
Central Ohio	$4,434	19.8%	$4,646	20.8%	$4,610	21.2%	$4,501	21.7%	$4,227	21.0%
Northern Ohio	4,036	18.1	3,964	17.8	3,930	18.1	4,068	19.6	4,012	20.0
Southern Ohio / Kentucky	1,915	8.6	1,824	8.2	1,774	8.1	1,742	8.4	1,600	8.0
West Michigan	2,784	12.5	2,600	11.6	2,685	12.3	2,644	12.7	2,699	13.4
East Michigan	2,311	10.3	2,241	10.0	2,299	10.6	2,222	10.7	2,166	10.8
West Virginia	1,428	6.4	1,412	6.3	1,369	6.3	1,375	6.6	1,381	6.9
Indiana	771	3.4	772	3.5	718	3.3	664	3.2	665	3.3
Mortgage and equipment leasing groups	177	0.8	184	0.8	170	0.8	195	0.9	200	1.0

Regional Banking	17,856	79.9	17,643	79.0	17,555	80.7	17,411	83.8	16,950	84.4
Dealer Sales	72	0.3	68	0.3	69	0.3	75	0.4	69	0.3
Private Financial and Capital Markets Group	1,186	5.3	1,159	5.2	1,139	5.2	1,176	5.7	1,127	5.6
Treasury / Other (2)	3,235	14.5	3,461	15.5	3,008	13.8	2,106	10.1	1,963	9.7

Total deposits	$22,349	100.0%	$22,331	100.0%	$21,771	100.0%	$20,768	100.0%	$20,109	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Comprised largely of brokered deposits and negotiable CDs.

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
On October 3, 2005, Fitch Ratings affirmed their current ratings and changed the outlook to stable from negative. Management believes that sufficient liquidity exists to meet the funding needs of the Bank and the parent company. Credit ratings as of October 3, 2005, for the parent company and the Bank were:
Table 21 — Credit Rating Agency Ratings

October 3, 2005
	Senior Unsecured Notes	Subordinated Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Stable
Fitch Ratings	A	A-	F1	Stable

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Stable
Fitch Ratings	A	A-	F1	Stable
OFF-BALANCE SHEET ARRANGEMENTS
            In the normal course of business, the Company enters into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
            Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. Approximately 47% of standby letters of credit are collateralized and most are expected to expire without being drawn upon. There were $959 million, $945 million, and $959 million of outstanding standby letters of credit at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The carrying amount of deferred revenue related to standby letters of credit at September 30, 2005, was $3.7 million. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.
            The Bank enters into forward contracts relating to its mortgage banking business. At September 30, 2005, commitments to sell residential real estate loans totaled $566.8 million. These contracts mature in less than one year.
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
            Shareholders’ equity totaled $2.6 billion at September 30, 2005. This balance represented an $85 million increase from December 31, 2004. The growth in shareholders’ equity resulted from the retention of net income after dividends declared to shareholders, netting to $165.9 million, and $36.5 million as a result of stock options exercised, partially offset by $108.6 million reflecting the impact of shares repurchased and by a decrease in accumulated other comprehensive income of $10.9 million. The decline in accumulated other comprehensive income resulted from an decrease in the market value of securities available for sale at September 30, 2005, compared with December 31, 2004.
            As of September 30, 2005, the Company had unused authority to repurchase up to 3.1 million common shares under an April 27, 2004, share repurchase authorization of 7.5 million common shares (the 2004 Repurchase Program). During the 2005 third quarter, the Company repurchased 2.6 million common shares having a total value of $64.4 million.
            On October 18, 2005, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2005 Repurchase Program). The 2005 Repurchase Program expires upon the purchase of the maximum number of shares authorized under the program. The 2004 Repurchase Program, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program. The Company expects to repurchase the shares from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
            On July 19, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.215 per common share. The dividend was payable October 1, 2005, to shareholders of record on September 16, 2005. On October 18, 2005, the board of directors declared a quarterly cash dividend on its common stock of $0.215 per common share payable January 3, 2006, to shareholders of record on December 16, 2005.
            Average equity to average assets in the 2005 third quarter was 7.97%, up from 7.67% in the year ago quarter, and down from 8.03% for the 2005 second quarter (see Table 22). At September 30, 2005, the tangible equity to assets ratio was 7.39%, up from 7.11% a year ago, and from 7.36% at June 30, 2005. At September 30, 2005, the tangible equity to risk-weighted assets ratio was 8.25%, up from 7.83% at the end of the year-ago quarter, and from 8.05% at June 30, 2005. The increases in these ratios primarily reflect the positive impact of earnings growth, with the improvement in the risk-weighted ratio also reflecting the reduced overall risk profile of earning assets, most notably a less risky loan portfolio mix.
            The Federal Reserve Board, which supervises and regulates the Company, sets minimum capital ratio requirements for Bank Holding Companies. In the calculation of the risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Huntington’s Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios, and risk-adjusted assets for the recent five quarters are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively. At September 30, 2005, the Company had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
            The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At September 30, 2005, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.

Table 22 — Capital Adequacy

	2005			2004
(in millions of dollars)	September 30,	June 30,	March 31,	December 31,	September 30,

Total risk-adjusted assets	$29,157	$29,973	$30,267	$29,542	$28,679

Tier 1 leverage ratio	8.51%	8.50%	8.45%	8.42%	8.36%
Tier 1 risk-based capital ratio	9.49	9.18	9.04	9.08	9.10
Total risk-based capital ratio	12.79	12.39	12.33	12.48	12.53

Tangible equity / asset ratio	7.39	7.36	7.42	7.18	7.11
Tangible equity / risk-weighted assets ratio	8.25	8.05	7.84	7.86	7.83
Average equity / average assets	7.97	8.03	7.76	7.74	7.67
Table 23 — Quarterly Common Stock Summary

	2005			2004
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Common stock price, per share
High (1)	$25.410	$24.750	$24.780	$25.380	$25.150
Low (1)	22.310	22.570	22.150	23.110	22.700
Close	22.470	24.140	23.900	24.740	24.910
Average closing price	24.227	23.771	23.216	24.241	24.105

Dividends, per share
Cash dividends declared on common stock	$0.215	$0.215	$0.200	$0.200	$0.200

Common shares outstanding
Average — basic	229,830	232,217	231,824	231,147	229,848
Average — diluted	233,456	235,671	235,053	235,502	234,348
Ending	229,006	230,842	232,192	231,605	230,153
Book value per share	$11.45	$11.40	$11.15	$10.96	$10.69

Common share repurchase program
Number of shares repurchased	2,598	1,818	—	—	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

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

Regional Banking
(This section should be read in conjunction with Significant Factor 4.)
     Regional Banking provides products and services to consumer, small business, and commercial customers. These products and services are offered in seven operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky through the Company’s banking network of 338 branches, over 900 ATMs, plus Internet and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 61% and 79% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
2005 First Nine Months versus 2004 First Nine Months
     Regional Banking contributed $213.8 million, or 69%, of the Company’s net operating earnings for the nine months ended September 30, 2005, up $33.0 million, or 18%, from the comparable year-ago period. This improvement primarily reflected a $79.9 million, or 11%, increase in fully taxable equivalent revenue partially offset by a $28.4 million increase in provision for credit losses. Improved expense management resulted in flat year-over-year expenses.
     The $79.9 million increase in fully taxable equivalent revenue from the year-ago period was driven by a $82.7 million, or 17%, increase in fully taxable net interest income, partially offset by $2.9 million, or 1%, decline in non-interest income. Growth in net interest income resulted mainly from improved deposit spreads and growth in both loan and deposit balances, partially offset by lower loan spreads.
     The growth in average total loans and leases reflected strong growth in all regions:

	YTD Average Loans	Percent
	Nine months ended	Increase
(in millions of dollars)	September 30, 2005	from YTD 2004

Region
Central Ohio	$3,153	8%
Northern Ohio	2,905	8
Southern Ohio/Kentucky	2,038	17
West Michigan	2,347	8
East Michigan	1,477	11
Indiana	995	26
West Virginia	910	11
Mortgage and equipment leasing groups	3,355	38

Total	$17,180	15%

     Loans grew in most categories compared to a year ago, including residential mortgages, home equity loans and lines of credit, and commercial loans. Residential mortgage loans grew, as interest rates remained low, even though there was a 21% decline in closed loan origination volume from the first nine-month period of 2004. Home equity loans and lines of credit also grew across all regions. Though residential mortgage and home equity growth rates were strong, the annualized 2005 third quarter growth rates of 7% and 4%, respectively, were approximately half the year-over-year growth rates. This reflected the changing interest rate environment and the Company’s commitment to maintain underwriting and pricing disciplines. Commercial loan growth reflected an 11% increase in average CRE construction loans and a 10% increase in small business loans. Both consumer and commercial loan growth slowed significantly in the third quarter 2005, reflecting industry trends and an increasingly competitive environment.

     Growth in average total deposits was also broad-based:

	YTD Average Deposits	Percent
	Nine months ended	Increase
(in millions of dollars)	September 30, 2005	from YTD 2004
Region
Central Ohio	$4,511	9%
Northern Ohio	4,029	9
Southern Ohio/Kentucky	1,792	18
West Michigan	2,665	3
East Michigan	2,278	10
Indiana	722	11
West Virginia	1,387	4
Mortgage and equipment leasing groups	197	(7)

Total	$17,581	9%

     The 9% increase in average total deposits reflected 10% growth in average interest bearing demand deposits and 19% increase in domestic time deposits. Non-interest bearing deposits grew 6% from the year-ago period, while savings deposits decreased 5%.
     Growth in loans and deposits reflected improved sales efforts. In retail banking, the 90-day cross-sell ratio improved 23% over the prior year, and the small business cross-sell ratio increased 10%. In addition, customer bases continued to expand. Period end retail banking demand deposit (DDA) households were 12,946, or 3%, higher than a year earlier, with the number of small business DDA relationships up 3,706, or 7%. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers after first establishing a DDA account. Loan and deposit growth also reflected continued focus on customer service and delivery channel optimization. During the year, four banking offices were opened, and produced 580 new DDA households. The number of on-line consumer banking customers at September 30, 2005 was nearly 240,000, a 21% increase, and represented a relatively high 44% penetration of retail banking households.
     The $28.4 million increase in provision for credit losses was heavily influenced by significant commercial loan net charge-off activity in both the current and year-ago nine-month periods. While overall credit quality remained stable, the first nine months of 2005 included a $14.2 million commercial loan net charge-off, which exceeded the amount of specific reserve for the loan. In contrast, the comparable year-ago period included an $11.1 million recovery of a previously charged-off commercial loan. Reflecting these items, total net charge-offs for the first nine months of 2005 were $42.5 million, or an annualized 0.33% of average total loans and leases, up from $20.6 million, or 0.18%, in the year-ago period. Consumer net charge-offs in the first nine months of 2005 were $18.4 million, or 0.30%, up $4.5 million, or 2 basis points from the comparable year-ago period. The increase in consumer net charge-offs was attributable to higher net charge-offs on home equity loans and lines of credit, which had $13.0 million, or 0.40%, of net charge-offs in the first nine months of 2005, up $4.0 million, or 8 basis points. Total NPA’s increased 46% to $98 million at September 30, 2005, with most of this increase occurring in the 2005 second quarter reflecting, among other factors, softness in the domestic automobile supplier sector.
     Non-interest income decreased $2.9 million, or 1%, compared to the first nine months of 2004. The decline was driven by lower deposit service charges despite the favorable impact of Business Online banking which was launched on May 9, 2005. As of September, the service had enrolled in excess of 2,400 business customers.
     Non-interest expense was flat with 2004 levels reflecting tighter expense management in nearly all categories. The efficiency ratio improved to 55% from 61% for the first nine months of 2004, due to strong fully taxable revenue growth and a continued focus on expense management.
     The ROA for Regional Banking was 1.55%, up from 1.50% for the first nine months of 2004 with a ROE of 28.4%, up from 23.6% in the comparable year-ago period.

Table 24 — Regional Banking(1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	%

INCOME STATEMENT (in thousands of dollars)
Net interest income	$197,435	$193,924	$185,203	$184,470	$173,181	$576,562	$493,818	$82,744	16.8%
Provision for credit losses	10,834	8,500	12,415	4,288	5,120	31,749	3,376	28,373	N.M.

Net interest income after provision for credit losses	186,601	185,424	172,788	180,182	168,061	544,813	490,442	54,371	11.1

Operating lease income	1,444	1,206	964	700	584	3,614	960	2,654	N.M.
Service charges on deposit accounts	43,804	41,239	38,390	40,551	42,925	123,433	125,983	(2,550)	(2.0)
Brokerage and insurance income	3,963	4,545	3,527	4,433	3,615	12,035	11,986	49	0.4
Trust services	197	169	172	225	263	538	780	(242)	(31.0)
Mortgage banking	10,797	8,091	8,578	8,464	9,002	27,466	27,859	(393)	(1.4)
Other service charges and fees	11,325	11,127	10,045	10,494	10,685	32,497	30,627	1,870	6.1
Other income	9,588	10,079	9,676	11,830	10,585	29,343	33,587	(4,244)	(12.6)

Total non-interest income before securities gains	81,118	76,456	71,352	76,697	77,659	228,926	231,782	(2,856)	(1.2)
Securities gains	—	18	—	—	14	18	14	4	28.6

Total non-interest income	81,118	76,474	71,352	76,697	77,673	228,944	231,796	(2,852)	(1.2)

Operating lease expense	1,186	997	799	586	492	2,982	811	2,171	N.M.
Personnel costs	63,137	64,125	62,915	64,721	65,937	190,177	191,039	(862)	(0.5)
Other expense	82,144	83,658	85,923	84,450	83,315	251,725	252,254	(529)	(0.2)

Total non-interest expense	146,467	148,780	149,637	149,757	149,744	444,884	444,104	780	0.2

Income before income taxes	121,252	113,118	94,503	107,122	95,990	328,873	278,134	50,739	18.2
Provision for income taxes (2)	42,438	39,591	33,076	37,493	33,597	115,105	97,348	17,757	18.2

Net income — operating (1)	$78,814	$73,527	$61,427	$69,629	$62,393	$213,768	$180,786	$32,982	18.2%

Revenue — fully taxable equivalent (FTE)
Net interest income	$197,435	$193,924	$185,203	$184,470	$173,181	$576,562	$493,818	$82,744	16.8%
Tax equivalent adjustment (2)	261	277	267	258	258	805	757	48	6.3

Net interest income (FTE)	197,696	194,201	185,470	184,728	173,439	577,367	494,575	82,792	16.7
Non-interest income	81,118	76,474	71,352	76,697	77,673	228,944	231,796	(2,852)	(1.2)

Total revenue (FTE)	$278,814	$270,675	$256,822	$261,425	$251,112	$806,311	$726,371	$79,940	11.0%

Total revenue excluding securities gains (FTE)	$278,814	$270,657	$256,822	$261,425	$251,098	$806,293	$726,357	$79,936	11.0%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$3,569	$3,631	$3,429	$3,280	$3,142	$3,544	$3,263	$281	8.6%
Middle market commercial real estate Construction	1,648	1,616	1,599	1,545	1,487	1,621	1,328	293	22.1
Commercial	1,645	1,614	1,586	1,552	1,598	1,614	1,590	24	1.5
Small business loans	2,251	2,230	2,183	2,136	2,081	2,222	2,024	198	9.8

Total commercial	9,113	9,091	8,797	8,513	8,308	9,001	8,205	796	9.7

Consumer
Auto loans — indirect	3	3	3	4	4	3	5	(2)	(40.0)
Home equity loans & lines of credit	4,355	4,315	4,253	4,176	4,031	4,309	3,790	519	13.7
Residential mortgage	3,574	3,509	3,372	3,169	2,961	3,486	2,534	952	37.6
Other loans	386	381	379	385	373	381	358	23	6.4

Total consumer	8,318	8,208	8,007	7,734	7,369	8,179	6,687	1,492	22.3

Total loans & leases	$17,431	$17,299	$16,804	$16,247	$15,677	$17,180	$14,892	$2,288	15.4%

Operating lease assets	$22	$18	$15	$10	$9	$18	$4	$14	N.M. %

Deposits:
Non-interest bearing deposits	$3,168	$3,092	$3,064	$3,145	$3,045	$3,108	$2,936	$172	5.9%
Interest bearing demand deposits	6,810	6,939	7,195	6,914	6,678	6,979	6,329	650	10.3
Savings deposits	2,535	2,667	2,754	2,773	2,794	2,651	2,786	(135)	(4.8)
Domestic time deposits	4,789	4,349	4,147	3,910	3,785	4,430	3,734	696	18.6
Foreign time deposits	432	404	402	417	411	413	417	(4)	(1.0)

Total deposits	$17,734	$17,451	$17,562	$17,159	$16,713	$17,581	$16,202	$1,379	8.5%

N.M., not a meaningful value.
(1) Operating basis, see Lines of Business section for definition.

(2) Calculated assuming a 35% tax rate.

Table 24 — Regional Banking(1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	%

PERFORMANCE METRICS

Return on average assets	1.66%	1.60%	1.39%	1.58%	1.47%	1.55%	1.50%	0.05%
Return on average equity	30.4	29.6	24.9	26.2	23.7	28.4	23.6	4.8
Net interest margin	4.42	4.45	4.43	4.47	4.36	4.43	4.38	0.05
Efficiency ratio	52.5	55.0	58.3	57.3	59.6	55.2	61.1	(5.9)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(1,432)	$(619)	$14,173	$1,075	$11	$12,122	$(99)	$12,221	N.M. %
Middle market commercial real estate	2,280	2,216	(35)	895	630	4,461	2,592	1,869	72.1
Small business loans	3,062	2,141	2,283	1,386	1,195	7,486	4,180	3,306	79.1

Total commercial	3,910	3,738	16,421	3,356	1,836	24,069	6,673	17,396	N.M.

Consumer
Auto loans	(4)	45	(3)	16	(5)	38	14	24	N.M.
Home equity loans & lines of credit	4,070	4,969	3,963	4,861	3,649	13,002	8,958	4,044	45.1
Residential mortgage	522	430	268	375	534	1,220	1,152	68	5.9
Other loans	1,871	1,140	1,163	2,160	1,143	4,174	3,783	391	10.3

Total consumer	6,459	6,584	5,391	7,412	5,321	18,434	13,907	4,527	32.6

Total net charge-offs	$10,369	$10,322	$21,812	$10,768	$7,157	$42,503	$20,580	$21,923	N.M. %

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.16)%	(0.07)%	1.68%	0.13%	—%	0.46%	—%	0.46%
Middle market commercial real estate	0.27	0.28	—	0.11	0.08	0.18	0.12	0.06
Small business loans	0.54	0.39	0.42	0.26	0.23	0.45	0.28	0.17

Total commercial	0.17	0.16	0.76	0.16	0.09	0.36	0.11	0.25

Consumer
Auto loans	(0.53)	6.02	(0.41)	1.59	(0.50)	1.69	0.37	1.32
Home equity loans & lines of credit	0.37	0.46	0.38	0.46	0.36	0.40	0.32	0.08
Residential mortgage	0.06	0.05	0.03	0.05	0.07	0.05	0.06	(0.01)
Other loans	1.92	1.20	1.24	2.23	1.22	1.46	1.41	0.05

Total consumer	0.31	0.32	0.27	0.38	0.29	0.30	0.28	0.02

Total net charge-offs	0.24%	0.24%	0.53%	0.26%	0.18%	0.33%	0.18%	0.15%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$23	$22	$15	$22	$19	$23	$19	$4	21.1%
Middle market commercial real estate	13	15	7	2	6	13	6	7	N.M.
Small business loans	26	20	16	15	12	26	12	14	N.M.
Residential mortgage	16	13	12	12	10	16	10	6	60.0
Home equity	9	8	7	7	8	9	8	1	12.5

Total non-accrual loans	87	78	57	58	55	87	55	32	58.2
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	87	78	57	58	55	87	55	32	58.2
Other real estate, net (OREO)	11	12	12	9	12	11	12	(1)	(8.3)

Total non-performing assets	$98	$90	$69	$67	$67	$98	$67	$31	46.3%

Accruing loans past due 90 days or more	$42	$45	$41	$43	$41	$42	$41	$1	2.4%

Allowance for loan and lease losses (ALLL) (eop)	$200	$202	$211	$220	$219	$200	$219	$(19)	(8.7)%

ALLL as a % of total loans and leases	1.14%	1.16%	1.24%	1.33%	1.37%	1.14%	1.37%	(0.23)%
ALLL as a % of NPLs	229.9	259.0	370.2	379.3	398.2	229.9	398.2	(168.3)
ALLL + OREO as a % of NPAs	215.3	237.8	323.2	341.8	344.8	215.3	344.8	(129.5)
NPLs as a % of total loans and leases	0.50	0.45	0.33	0.35	0.34	0.50	0.34	0.16
NPAs as a % of total loans and leases + OREO	0.56	0.52	0.40	0.40	0.42	0.56	0.42	0.14
N.M., not a meaningful value.
eop — End of Period.
(1) Operating basis, see Lines of Business section for definition.

Table 24 — Regional Banking(1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	%
SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,630	4,681	4,727	4,760	4,818	4,630	4,818	(188)	(3.9)%

Retail Banking
Average loans (in millions)	$5,296	$5,248	$5,142	$5,035	$4,867	$5,228	$4,585	$643	14.0%
Average deposits (in millions)	$11,625	$11,567	$11,475	$11,312	$11,142	$11,553	$10,950	$603	5.5
# employees — full-time equivalent (eop)	3,286	3,336	3,363	3,396	3,388	3,286	3,388	(102)	(3.0)
# banking offices (eop)	338	336	335	334	335	338	335	3	0.9
# ATMs (eop)	906	818	714	704	713	906	713	193	27.1
# DDA households (eop)	515,838	510,092	506,209	502,931	502,892	515,838	502,892	12,946	2.6
# New relationships 90-day cross-sell (average)	2.71	2.86	2.70	2.77	2.34	2.76	2.24	0.52	23.2
# on-line customers (eop)	239,848	229,967	224,663	211,392	198,875	239,848	198,875	40,973	20.6
% on-line retail household penetration (eop)	44%	43%	42%	40%	37%	44%	37%	7%

Small Business
Average loans (in millions)	$2,251	$2,230	$2,183	$2,136	$2,081	$2,222	$2,024	$198	9.8%
Average deposits (in millions)	$2,185	$2,080	$2,029	$2,106	$2,047	$2,099	$1,967	$132	6.7
# employees — full-time equivalent (eop)	273	286	276	270	278	273	278	(6)	(2.1)
# business DDA relationships (eop)	53,835	53,048	51,946	50,857	50,129	53,835	50,129	3,706	7.4
# New relationships 90-day cross-sell (average)	2.28	2.56	2.29	2.33	2.22	2.38	2.17	0.21	9.7

Commercial Banking
Average loans (in millions)	$6,884	$6,870	$6,619	$6,378	$6,242	$6,792	$6,197	$595	9.6%
Average deposits (in millions)	$3,718	$3,614	$3,897	$3,567	$3,360	$3,743	$3,108	$635	20.4
# employees — full-time equivalent (eop)	507	531	551	544	561	507	561	(54)	(9.6)
# customers (eop)	4,805	4,966	5,071	5,513	5,589	4,805	5,589	(784)	(14.0)

Mortgage Banking
Average loans (in millions)	$3,000	$2,952	$2,860	$2,698	$2,488	$2,938	$2,086	$852	40.8%
Average deposits (in millions)	$206	$190	$161	$174	$163	$186	$177	$9	5.1
# employees — full-time equivalent (eop)	564	529	536	551	590	564	590	(26)	(4.5)
Closed loan volume (in millions)	$918	$892	$762	$948	$1,055	$2,572	$3,245	$(673)	(20.8)
Portfolio closed loan volume (in millions)	274	396	364	494	669	1,034	2,065	(1,031)	(49.9)
Agency delivery volume (in millions)	472	382	335	404	396	1,189	1,240	(51)	(4.1)
Total servicing portfolio (in millions)	11,456	11,240	10,980	10,755	10,332	11,456	10,332	1,124	10.9
Portfolio serviced for others (in millions)	7,081	6,951	6,896	6,861	6,780	7,081	6,780	301	4.4
Mortage servicing rights (in millions)	85.9	71.1	81.0	77.1	76.5	85.9	76.5	9.4	12.3
N.M., not a meaningful value.
N/A — Not Available.
eop — End of Period.
(1) Operating basis, see Lines of Business section for definition.

Dealer Sales
(See Significant Factors 1and 3 and the Operating Lease Asset Section.)
     Dealer Sales serves more than 3,500 automotive dealerships within Huntington’s primary banking markets, as well as in Arizona, Florida, Georgia, North Carolina, Pennsylvania, and Tennessee. The segment finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealerships’ floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners.
     The accounting for automobile leases significantly impacts the presentation of Dealer Sales’ financial results. Residual values on leased automobiles, including the accounting for residual value losses, are also an important factor in the overall profitability of automobile leases. Automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. This accounting treatment impacts a number of Dealer Sales’ financial performance results and trends including net interest income, non-interest income, and non-interest expense.
Dealer Sales Business Analysis
     The Dealer Sales business is directly impacted by the general automotive sales business in the Midwest and Southeast. Programs initiated by manufacturers to enhance and increase sales directly manifests itself in the business’s financial performance.
     The third quarter saw a higher than expected increase of new automobile sales. This followed relatively normal sales levels in the first two quarters of the year. The domestic manufacturers have continued to offer rebates and financing incentives to new car buyers to stimulate sales. Customer appetite for these programs had waned in early 2005 and sales of new cars had declined. Sales of pre-owned vehicles had remained brisk in most vehicle segments, however higher fuel prices this year have resulted in lower consumer demand for less-fuel-efficient vehicles like trucks, sport utility vehicles, and full size vans.
     “Employee-Pricing” was the latest domestic automobile manufacturer sales program offer used throughout the third quarter to stimulate demand. Originally launched by one domestic manufacturer for a thirty-day period, the remaining domestic manufacturers followed this lead and ultimately these programs were extended until the end of the third quarter. Sales of new vehicles hit record levels, resulting in substantial market share increases for the domestic manufacturers. Sales of pre-owned vehicles became less attractive compared with new cars sales. Dealer inventories were nearly sold-out in many markets.
     Import vehicle sales maintained their sales levels through these programs. Some import manufacturers offered some incentives, but chose not to follow the domestic manufactures’ into the “Employee-Pricing” strategy.
     The third quarter represented some remarkable resiliency in the automobile business. Dealer Sales experienced the highest level of automobile loan and lease originations for the year. Credit quality of these originations was maintained or improved. Profitability was also improved as market rates dipped briefly mid-quarter, while pricing levels were maintained. Lower Dealer inventory levels had a materially negative impact on floor plan loan balances. Commitment levels remained relatively flat, while line utilization fell to levels not seen in years.
2005 First Nine Months versus 2004 First Nine Months
     Dealer Sales contributed $54.6 million, or 18%, of the Company’s net operating earnings for the nine months ended September 30, 2005, up $4.2 million, or 8%, from the comparable year-ago period. Lower net charge-offs and provision expense were the key drivers behind this improvement, more than offset by the impact of lower net operating lease income.
     Net interest income increased $0.4 million, or less than 1%, reflecting an increase in the net interest margin to 2.70% from 2.67% in the comparable year-ago nine-month period, somewhat offset by a modest 1% decline in average loans and leases. The increased margin was attributable to the migration to direct financing leases from operating leases. Average automobile loans declined $356 million, or 15%, from the year-ago period due to the sale of $1.6 billion of automobile loans since September 2004 reflecting the strategy to lower total automobile exposure. Average indirect automobile leases increased $325 million, or 15%, though this was less than the $579 million decline in average operating lease assets, as that portfolio continued to run off.
     The provision for credit losses for the first nine months of 2005 declined $19.0 million from the comparable year-ago nine-month period. This reduction reflected a combination of factors including improved credit quality performance and a decline in total loans and leases. Net charge-offs for all loans and leases was an annualized 0.45% for the first nine months of 2005, down from 0.80% in the year-ago period.
     Non-interest income declined $120.0 million, or 47%, reflecting the $120.5 million decline in operating lease income as that portfolio continued to run-off. Brokerage and insurance income increased $1.2 million reflecting improved revenue from the sale of a debt cancellation protection product to automobile loan and lease customers, partially offset by lower income from service charges.
     Non-interest expense declined $107.0 million, or 42%, reflecting the $100.7 million decline in operating lease expense. Other expenses declined $5.3 million, or 10.5%, primarily due to lower residual value losses.
     The ROA and ROE for Dealer Sales were 1.05% and 20.2%, respectively, up from 1.01% and 16.2% in the comparable 2004 nine-month period.

Table 25 — Dealer Sales (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
INCOME STATEMENT (in thousands of dollars)
Net interest income	$35,830	$36,887	$37,907	$39,595	$37,241	$110,624	$110,196	$428	0.4%
Provision for credit losses	5,532	4,636	6,859	8,668	6,108	17,027	36,065	(19,038)	(52.8)

Net interest income after provision for credit losses	30,298	32,251	31,048	30,927	31,133	93,597	74,131	19,466	26.3

Operating lease income	27,818	36,891	45,768	54,406	63,828	110,477	231,025	(120,548)	(52.2)
Service charges on deposit accounts	154	178	158	184	191	490	605	(115)	(19.0)
Brokerage and insurance income	1,155	1,091	545	1,027	770	2,791	1,615	1,176	72.8
Trust services	1	1	—	—	—	2	—	2	N.M.
Mortgage banking	(2)	(1)	—	—	—	(3)	—	(3)	N.M.
Other service charges and fees	1	1	1	1	—	3	—	3	N.M.
Other income	9,326	7,891	6,671	6,891	8,037	23,888	23,931	(43)	(0.2)

Total non-interest income before securities gains	38,453	46,052	53,143	62,509	72,826	137,648	257,176	(119,528)	(46.5)
Securities gains	—	—	—	—	—	—	469	(469)	(100.0)

Total non-interest income	38,453	46,052	53,143	62,509	72,826	137,648	257,645	(119,997)	(46.6)

Operating lease expense	21,637	27,882	37,149	47,734	54,393	86,668	187,347	(100,679)	(53.7)
Personnel costs	4,882	5,162	5,456	5,775	5,440	15,500	16,578	(1,078)	(6.5)
Other expense	16,316	14,779	13,991	16,441	17,314	45,086	50,354	(5,268)	(10.5)

Total non-interest expense	42,835	47,823	56,596	69,950	77,147	147,254	254,279	(107,025)	(42.1)

Income before income taxes	25,916	30,480	27,595	23,486	26,812	83,991	77,497	6,494	8.4
Provision for income taxes (2)	9,071	10,668	9,658	8,220	9,384	29,397	27,124	2,273	8.4

Net income — operating (1)	$16,845	$19,812	$17,937	$15,266	$17,428	$54,594	$50,373	$4,221	8.4%

Revenue — fully taxable equivalent (FTE)
Net interest income	$35,830	$36,887	$37,907	$39,595	$37,241	$110,624	$110,196	$428	0.4%
Tax equivalent adjustment (2)	—	—	—	—	—	—	—	—	N.M.

Net interest income (FTE)	35,830	36,887	37,907	39,595	37,241	110,624	110,196	428	0.4
Non-interest income	38,453	46,052	53,143	62,509	72,826	137,648	257,645	(119,997)	(46.6)

Total revenue (FTE)	$74,283	$82,939	$91,050	$102,104	$110,067	$248,272	$367,841	$(119,569)	(32.5)%

Total revenue excluding securities gains (FTE)	$74,283	$82,939	$91,050	$102,104	$110,067	$248,272	$367,372	$(119,100)	(32.4)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$642	$795	$782	$747	$722	$739	$762	$(23)	(3.0)%
Middle market commercial real estate
Construction	7	6	6	6	4	6	5	1	20.0
Commercial	57	60	65	70	74	61	78	(17)	(21.8)

Total commercial	706	861	853	823	800	806	845	(39)	(4.6)

Consumer
Auto leases — indirect	2,424	2,468	2,461	2,388	2,250	2,451	2,126	325	15.3
Auto loans — indirect	2,075	2,066	2,005	1,909	1,853	2,049	2,405	(356)	(14.8)
Home equity loans & lines of credit	—	—	—	—	—	—	—	—	N.M.
Other loans	111	101	91	84	79	101	74	27	36.5

Total consumer	4,610	4,635	4,557	4,381	4,182	4,601	4,605	(4)	(0.1)

Total loans & leases	$5,316	$5,496	$5,410	$5,204	$4,982	$5,407	$5,450	$(43)	(0.8)%

Operating lease assets	$287	$391	$514	$638	$791	$397	$976	$(579)	(59.3)%

Deposits:
Non-interest bearing deposits	$66	$63	$65	$65	$66	$65	$66	$(1)	(1.5)%
Interest bearing demand deposits	2	3	3	2	2	3	2	1	50.0
Foreign time deposits	4	3	3	5	4	3	4	(1)	(25.0)

Total deposits	$72	$69	$71	$72	$72	$71	$72	$(1)	(1.4)%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 25 — Dealer Sales (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	0.77%	1.31%	1.20%	1.01%	1.14%	1.05%	1.01%	0.04%
Return on average equity	19.1	22.0	19.5	16.1	17.9	20.2	16.2	4.0
Net interest margin	2.63	2.66	2.83	2.76	2.91	2.70	2.67	0.03
Efficiency ratio	57.7	57.7	62.2	69.1	70.1	59.3	69.2	(9.9)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$491	$—	$—	$(28)	$(38)	$491	$(1)	$492	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total commercial	491	—	—	(28)	(38)	491	(1)	492	N.M.

Consumer
Auto leases	3,105	2,123	3,014	3,104	2,415	8,242	7,733	509	6.6
Auto loans	3,899	1,619	3,219	4,390	5,147	8,737	24,154	(15,417)	(63.8)
Home equity loans & lines of credit	—	—	—	—	—	—	—	—	N.M.
Other loans	185	242	175	123	309	602	558	44	7.9

Total consumer	7,189	3,984	6,408	7,617	7,871	17,581	32,445	(14,864)	(45.8)

Total net charge-offs	$7,680	$3,984	$6,408	$7,589	$7,833	$18,072	$32,444	$(14,372)	(44.3)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.30%	—%	—%	—%	(0.02)%	0.09%	—%	0.09%
Middle market commercial real estate	—	—	—	—	—	—	—	—

Total commercial	0.28	—	—	—	(0.02)	0.08	—	0.08

Consumer
Auto leases	0.51	0.35	0.50	0.49	0.43	0.45	0.49	(0.04)
Auto loans	0.75	0.31	0.65	1.25	1.11	0.57	1.34	(0.77)
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
Other loans	0.66	0.96	0.78	0.88	1.56	0.80	1.01	(0.21)

Total consumer	0.62	0.34	0.57	0.88	0.75	0.51	0.94	(0.43)

Total net charge-offs	0.57%	0.29%	0.48%	0.74%	0.63%	0.45%	0.80%	(0.35)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$1	$3	$—	$—	$—	$1	$—	$1	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	1	3	—	—	—	1	—	1	N.M.
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	1	3	—	—	—	1	—	1	N.M.
Other real estate, net (OREO)	—	—	—	—	—	—	—	—	N.M.

Total non-performing assets	$1	$3	$—	$—	$—	$1	$—	$1	N.M. %

Accruing loans past due 90 days or more	$8	$7	$6	$7	$10	$8	$10	$(2)	(20.0)%
Allowance for loan and lease losses (ALLL) (eop)	$39	$40	$38	$37	$48	$39	$48	$(9)	(18.8)%
ALLL as a % of total loans and leases	0.74%	0.74%	0.69%	0.69%	0.95%	0.74%	0.95%	(0.21)%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
NPLs as a % of total loans and leases	0.02	0.06	—	—	—	0.02	—	0.02
NPAs as a % of total loans and leases + OREO	0.02	0.06	—	—	—	0.02	—	0.02

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 25 — Dealer Sales (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	349	374	386	392	396	349	396	(47)	(11.9)%

Automobile loans
Production (in millions)	$469.3	$365.6	$366.9	$306.1	$361.7	$1,201.8	$1,280.8	(79)	(6.2)%
% Production new vehicles	64.5%	56.3%	47.9%	34.9%	47.2%	56.9%	50.9%	6.0%
Average term (in months)	65.1	65.1	65.0	64.4	65.1	65.1	64.9	0.1

Automobile leases
Production (in millions)	$118.7	$161.3	$190.9	$270.5	$267.9	$470.9	$789.7	(319)	(40.4)%
% Production new vehicles	98.8%	98.1%	99.1%	99.4%	99.3%	98.7%	99.1%	(0.4)%
Average term (in months)	54.6	53.3	53.3	52.0	54.3	53.6	54.1	(0.5)
Average residual %	39.8%	41.4%	42.7%	44.5%	41.9%	41.5%	41.8%	(0.2)%

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Private Financial and Capital Markets Group (PFCMG)
     This segment consists of two divisions: Private Financial and Capital Markets.
     The Private Financial division provides products and services designed to meet the needs of the Company’s higher net worth customers with revenue derived through trust, asset management, investment advisory, brokerage, insurance, private banking products and services. The trust and asset management products and services are provided to more than 12,500 accounts, including the nearly 600 customers of Haberer Registered Investment Advisor. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and Private Financial customers through licensed investment sales representatives and personal bankers. Insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generates the sale or provides the customer referral, most notable Regional Banking. During the second and third quarter 2005, Private Financial division opened two new trust offices in Florida.
     The Capital Markets division focuses on financial solutions for corporate and institutional customers including investment banking, sales and trading of securities, mezzanine capital financing, and risk management products.
2005 First Nine Months versus 2004 First Nine Months
     PFCMG contributed $34.6 million, or 11%, of the Company’s net earnings for the nine months ended September 30, 2005, up $5.0 million, or 17%, from the comparable year-ago period. The improvement reflected the benefit of a $9.4 million increase in fully taxable net interest income, a $1.3 million decrease in the provision for credit losses, and a $2.2 million increase in non-interest income, partially offset by the negative impact of a $4.9 million increase in expenses.
     Fully taxable net interest income increased 21% from the first nine months of 2004 due to growth in average loans, as well as a higher net interest margin. Average loan balances increased by $188 million, or 13%, while average deposit balances increased by $48 million, or 4%. Strong loan growth occurred in both commercial and consumer loans, up 16% and 10%, respectively. Consumer loan growth continued to be largely driven by residential real estate loans. The nine-month net interest margin was 4.16%, up from 3.79% in the year-ago period. The current period net interest margin included a 23 basis point benefit from a $3.1 million adjustment related to an accounting methodology change for the recognition of interest and fees related to certain mezzanine loans. The remaining 14 basis points of increase from the year-ago period was mainly the result of increased deposit spreads since customer rates, particularly on the core money market sweep account, have not risen as quickly as market rates.
     The nine-month provision for credit losses decreased $1.3 million from the first nine months of 2004. The lower provision expense reflected improvements in credit quality. Net charge-offs were an annualized 0.15% for the first nine months of 2005, down from 0.41% in the comparable year-ago period, with the period-end NPA ratio declining to 0.17% from 0.84%, a year earlier.
     Non-interest income, net of fees shared with other business segments and excluding securities gains, increased $2.4 million, or 2.5%, from the first nine months of 2004. The growth in non-interest income resulted from higher trust income of $7.1 million, or 14%, partially offset by reduced brokerage and insurance revenue and a reduction in other income from Capital Markets activities.
     Trust income growth reflected 13% growth in managed assets to $10.8 billion at September 30, 2005 from $9.6 billion at September 30, 2004. In addition, total trust assets grew to $45.5 billion from $41.2 billion, or 10%, for the same periods. Trust revenue has increased for eight consecutive quarters. The consistent growth in trust assets and revenue reflected the success of utilizing the Huntington Investment Company (HIC) sales team as the distribution source for trust and investment management products. Growth in managed assets also resulted from the introduction of an investment management style focused on enhancing portfolio returns through the use of options. The options return portfolio increased to more than $345 million of managed assets as of September 30, 2005. The HIC sales team also helped increase sales of 401(k) and other employee benefit plan services. Assets managed in the Huntington Funds increased to nearly $3.5 billion at September 30, 2005, up 13% from the prior year. The growth in assets managed in the Huntington Funds resulted from higher managed assets in the fixed income and equity funds, which grew 17% to $1.9 billion as of September 30, 2005.

Asset growth resulted from both new accounts as well as asset appreciation. Five of the eight equity funds eligible for Morningstar ratings had a four or five star overall rating as of September 30, 2005.
     Brokerage and insurance revenue decreased $2.6 million, or 9%, mainly as a result of a 16% decline in annuity sales volume. The annuity sales volume decline reflected a lower demand for fixed annuity products resulting from the rising interest rate environment combined with fewer promotional rate offerings.
     The $1.6 million decrease in other income reflected valuation adjustments of $4.3 million for the equity investments in the Capital Markets portfolio, partially offset by a $3.1 million increase from the revenue recognition of vendor marketing allowances. In prior years, these proceeds were offset against non-interest expense.
     Non-interest expense increased $4.9 million, or 5%, from the prior nine-month period mainly due to a $3.8 million increase in expenses resulting from the previously mentioned change in revenue recognition and higher minority interest expense relating to the allocations of profits from mezzanine lending activities to the manager of these assets. Partially offsetting this increase was a reduction in sales commissions as a result of the decreased brokerage and insurance revenue.
     The ROA and ROE for the first nine months of 2005 were 2.36% and 35.5%, respectively, up from 2.26% and 30.3%, respectively, in the first nine months of 2004.

Table 26 — Private Financial and Capital Markets Group (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
INCOME STATEMENT (in thousands of dollars)
Net interest income	$18,423	$19,417	$16,722	$16,409	$15,698	$54,562	$45,354	$9,208	20.3%
Provision for credit losses	1,333	(241)	600	(302)	557	1,692	2,967	(1,275)	(43.0)

Net interest income after provision for credit losses	17,090	19,658	16,122	16,711	15,141	52,870	42,387	10,483	24.7

Service charges on deposit accounts	931	886	866	1,008	999	2,683	2,943	(260)	(8.8)
Brokerage and insurance income	8,828	7,908	8,953	8,771	8,816	25,689	28,321	(2,632)	(9.3)
Trust services	19,473	18,943	18,024	17,090	16,801	56,440	49,315	7,125	14.4
Mortgage banking	(137)	(234)	(277)	(233)	(175)	(648)	(408)	(240)	58.8
Other service charges and fees	123	124	113	122	114	360	330	30	9.1
Other income	5,000	5,387	4,364	10,124	3,125	14,751	16,334	(1,583)	(9.7)

Total non-interest income before securities gains	34,218	33,014	32,043	36,882	29,680	99,275	96,835	2,440	2.5
Securities gains	21	52	—	(13)	51	73	301	(228)	(75.7)

Total non-interest income	34,239	33,066	32,043	36,869	29,731	99,348	97,136	2,212	2.3

Personnel costs	18,562	19,407	18,780	17,051	17,892	56,749	56,783	(34)	(0.1)
Other expense	14,227	13,394	14,669	13,298	11,778	42,290	37,309	4,981	13.4

Total non-interest expense	32,789	32,801	33,449	30,349	29,670	99,039	94,092	4,947	5.3

Income before income taxes	18,540	19,923	14,716	23,231	15,202	53,179	45,431	7,748	17.1
Provision for income taxes(2)	6,489	6,973	5,151	8,131	5,321	18,613	15,901	2,712	17.1

Net income — operating (1)	$12,051	$12,950	$9,565	$15,100	$9,881	$34,566	$29,530	$5,036	17.1%

Revenue — fully taxable equivalent (FTE)
Net interest income	$18,423	$19,417	$16,722	$16,409	$15,698	$54,562	$45,354	$9,208	20.3%
Tax equivalent adjustment (2)	104	93	40	31	22	237	58	179	N.M.

Net interest income (FTE)	18,527	19,510	16,762	16,440	15,720	54,799	45,412	9,387	20.7
Non-interest income	34,239	33,066	32,043	36,869	29,731	99,348	97,136	2,212	2.3

Total revenue (FTE)	$52,766	$52,576	$48,805	$53,309	$45,451	$154,147	$142,548	$11,599	8.1%

Total revenue excluding securities gains (FTE)	$52,745	$52,524	$48,805	$53,322	$45,400	$154,074	$142,247	$11,827	8.3%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$497	$475	$499	$476	$434	$490	$406	$84	20.7%
Middle market commercial real estate
Construction	65	56	37	26	23	53	22	31	N.M.
Commercial	220	231	232	230	241	228	234	(6)	(2.6)

Total commercial	782	762	768	732	698	771	662	109	16.5

Consumer
Home equity loans & lines of credit	326	321	317	313	306	321	296	25	8.4
Residential mortgage	583	571	547	526	523	567	515	52	10.1
Other loans	10	9	10	10	9	10	8	2	25.0

Total consumer	919	901	874	849	838	898	819	79	9.6

Total loans & leases	$1,701	$1,663	$1,642	$1,581	$1,536	$1,669	$1,481	$188	12.7%

Deposits:
Non-interest bearing deposits	$172	$197	$185	$191	$165	$185	$170	$15	8.8%
Interest bearing demand deposits	727	735	727	742	704	730	724	6	0.8
Savings deposits	40	43	42	46	47	42	47	(5)	(10.6)
Domestic time deposits	159	139	119	110	110	139	104	35	33.7
Foreign time deposits	18	19	21	27	23	19	22	(3)	(13.6)

Total deposits	$1,116	$1,133	$1,094	$1,116	$1,049	$1,115	$1,067	$48	4.5%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 26 — Private Financial and Capital Markets Group (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	2.39%	2.67%	2.03%	2.52%	2.19%	2.36%	2.26%	0.10%
Return on average equity	36.5	41.2	29.2	33.8	30.2	35.5	30.3	5.2
Net interest margin	4.10	4.46	3.92	3.83	3.79	4.16	3.79	0.37
Efficiency ratio	62.2	62.4	68.5	63.6	65.4	64.3	66.1	(1.8)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(141)	$1,931	$(81)	$192	$(75)	$1,709	$781	$928	N.M. %
Middle market commercial real estate	(6)	(81)	(168)	1,643	841	(255)	2,841	(3,096)	N.M.

Total commercial	(147)	1,850	(249)	1,835	766	1,454	3,622	(2,168)	(59.9)

Consumer
Home equity loans & lines of credit	23	96	—	485	610	119	770	(651)	(84.5)
Residential mortgage	—	—	171	233	—	171	—	171	N.M.
Other loans	28	12	130	3	114	170	206	(36)	(17.5)

Total consumer	51	108	301	721	724	460	976	(516)	(52.9)

Total net charge-offs	$(96)	$1,958	$52	$2,556	$1,490	$1,914	$4,598	$(2,684)	(58.4)%

Net charge-offs — annualized percentages

Commercial
Middle market commercial and industrial	(0.11)%	1.63%	(0.07)%	0.23%	(0.07)%	0.47%	0.26%	0.21%
Middle market commercial real estate	(0.01)	(0.11)	(0.25)	1.75	1.27	(0.12)	1.48	(1.60)

Total commercial	(0.07)	0.97	(0.13)	0.80	0.44	0.25	0.73	(0.48)

Consumer
Home equity loans & lines of credit	0.03	0.12	—	0.42	0.79	0.05	0.35	(0.30)
Residential mortgage	—	—	0.13	0.04	—	0.04	—	0.04
Other loans	1.11	0.53	5.27	2.32	5.04	2.27	3.44	(1.17)

Total consumer	0.02	0.05	0.14	0.21	0.34	0.07	0.16	(0.09)

Total net charge-offs	(0.02)%	0.47%	0.01%	0.47%	0.39%	0.15%	0.41%	(0.26)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$2	$2	$2	$2	$1	$2	$1	$1	100.0%
Middle market commercial real estate	—	—	—	2	9	—	9	(9)	(100.0)
Residential mortgage	—	1	1	2	3	—	3	(3)	(100.0)
Home equity	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	2	3	3	6	13	2	13	(11)	(84.6)
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	2	3	3	6	13	2	13	(11)	(84.6)
Other real estate, net (OREO)	1	1	1	36	—	1	—	1	N.M.

Total non-performing assets	$3	$4	$4	$42	$13	$3	$13	$(10)	(76.9)%

Accruing loans past due 90 days or more	$1	$1	$3	$4	$2	$1	$2	$(1)	(50.0)%

Allowance for loan and lease losses (ALLL) (eop)	$15	$13	$15	$14	$16	$15	$16	$(1)	(6.3)%
ALLL as a % of total loans and leases	0.87%	0.77%	0.91%	0.86%	1.04%	0.87%	1.04%	(0.17)%
ALLL as a % of NPLs	N.M.	433.3	500.0	233.3	123.1	N.M.	123.1	N.M.
ALLL + OREO as a % of NPAs	N.M.	350.0	400.0	119.0	123.1	N.M.	123.1	N.M.
NPLs as a % of total loans and leases	0.12	0.18	0.18	0.37	0.84	0.12	0.84	(0.72)
NPAs as a % of total loans and leases + OREO	0.17	0.24	0.24	2.51	0.84	0.17	0.84	(0.67)

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 26 — Private Financial and Capital Markets Group (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PRIVATE FINANCIAL SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)(2)	722	740	742	730	743	722	743	(21)	(2.8)%
# licensed bankers (eop)	640	615	639	669	684	640	684	(44)	(6.4)

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,093	$1,200	$1,490	$1,192	$1,065	$3,783	$4,030	$(247)	(6.1)%
Annuities revenue	6,294	6,010	5,947	5,004	6,663	18,251	21,668	(3,417)	(15.8)
12b-1 fees	615	680	580	605	555	1,875	1,690	185	10.9
Discount brokerage commissions and other	1,263	1,293	1,530	1,782	1,149	4,086	3,719	367	9.9

Total retail investment sales	9,265	9,183	9,547	8,583	9,432	27,995	31,107	(3,112)	(10.0)
Investment banking fees	—	—	—	—	—	—	—	—	N.M.
Insurance fees and revenue	3,403	3,134	2,729	3,467	2,648	9,266	8,366	900	10.8

Total brokerage and insurance income	12,668	12,317	12,276	12,050	12,080	37,261	39,473	(2,212)	(5.6)

Fee sharing	3,963	4,545	3,528	3,445	3,401	12,036	11,690	346	3.0

Total brokerage and insurance income (net of fee sharing)	$8,705	$7,772	$8,748	$8,605	$8,679	$25,225	$27,783	$(2,558)	(9.2)%

Mutual fund sales volume (in thousands)	$47,343	$45,280	$58,607	$38,264	$30,369	$151,230	$131,336	19,894	15.1%
Annuities sales volume (in thousands)	123,880	121,404	118,951	107,517	135,415	364,235	430,155	(65,920)	(15.3)

Trust Services Income (in thousands)
Personal trust revenue	$9,104	$9,115	$8,898	$8,500	$8,473	$27,117	$25,087	$2,030	8.1%
Huntington funds revenue	6,851	6,487	6,195	5,531	5,522	19,533	15,947	3,586	22.5
Institutional trust revenue	2,700	2,412	2,325	2,107	2,239	7,437	6,585	852	12.9
Corporate trust revenue	997	1,081	763	1,156	804	2,841	2,412	429	17.8
Other trust revenue	—	—	—	—	—	—	—	—	N.M.

Total trust services income	19,652	19,095	18,181	17,294	17,038	56,928	50,031	6,897	13.8

Fee sharing	179	152	157	204	237	488	716	(228)	(31.8)

Total trust services income (net of fee sharing)	$19,473	$18,943	$18,024	$17,090	$16,801	$56,440	$49,315	$7,125	14.4%

Assets Under Management (eop) (in billions)
Personal trust	$5.7	$5.5	$5.4	$5.3	$5.2	$5.7	$5.2	$0.5	9.6%
Huntington funds	3.5	3.3	3.2	3.1	3.1	3.5	3.1	0.4	12.9
Institutional trust	1.0	1.0	0.8	0.8	0.7	1.0	0.7	0.3	42.9
Corporate trust	—	—	—	—	—	—	—	—	N.M.
Haberer	0.6	0.6	0.6	0.6	0.6	0.6	0.6	—	5.0
Other	—	—	—	—	—	—	—	—	N.M.

Total assets under management	$10.8	$10.3	$10.0	$9.8	$9.6	$10.8	$9.6	$1.2	12.8%

Total Trust Assets (eop) (in billions)
Personal trust	$9.4	$9.1	$8.8	$8.9	$8.7	$9.4	$8.7	$0.7	8.0%
Huntington funds	3.5	3.3	3.2	3.1	3.1	3.5	3.1	0.4	12.9
Institutional trust	27.8	27.6	27.0	27.1	26.0	27.8	26.0	1.8	6.9
Corporate trust	4.8	4.6	4.5	3.7	3.4	4.8	3.4	1.4	41.2

Total trust assets	$45.5	$44.6	$43.5	$42.8	$41.2	$45.5	$41.2	$4.3	10.4%

Mutual Fund Data
# Huntington mutual funds (eop) (3)	29	29	29	29	29	29	29	—
Sales penetration (4)	5.0%	4.9%	5.3%	4.3%	5.0%	5.0%	5.8%	(0.8)%
Revenue penetration (whole dollars) (5)	$3,209	$3,143	$3,208	$2,827	$3,136	$3,183	$3,473	$(290)	(8.4)%
Profit penetration (whole dollars) (6)	1,250	1,130	1,117	714	1,084	1,165	1,143	22	1.9
Average sales per licensed banker (whole dollars) annualized	55,886	62,683	51,661	55,829	65,041	56,667	71,816	(15,149)	(21.1)
Average revenue per licensed banker (whole dollars) annualized	2,425	2,711	2,415	2,551	3,068	2,517	3,432	(915)	(26.7)

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Includes Capital Markets employees.

(3)	Includes variable annuity funds.

(4)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(5)	Investment program revenue per million of the bank’s retail deposits.

(6)	Contribution of investment program to pretax profit per million of the bank’s retail deposits.

Contribution is difference between program revenue and program expenses.

Treasury / Other
(See Significant Factors 2, 5, 6, and 7.)
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
2005 First Nine Months versus 2004 First Nine Months
     Treasury / Other net income declined $28.5 million, or 77%, from the year-ago period primarily due to the negative impacts of lower net interest income, and lower non-interest income, partially offset by the positive impacts of lower non-interest expense and a higher credit for income taxes.
     Net interest income declined $46.0 million. Contributing to the decline in net interest income was an $83.1 million decrease in other sources of net interest income. Interest income from securities declined $16.9 million, primarily from a $0.6 billion reduction in balances as a strategy to make funding available for net loan growth. In addition, interest expense on Treasury & Other liabilities increased $66.2 million due mainly to higher market interest rates. Along with the reduction in securities balances from prior year, Treasury / Other net liabilities and equity increased $0.4 billion to provide the funding required by the lines of business. Treasury / Other received net funds transfer pricing credits from the other three lines of business of $28.6 million in the 2005 first nine months and incurred net funds transfer pricing charges of $10.5 million in the 2004 first nine months, an increase of $39.1 million. This increase was due mainly to the impact of higher market interest rates, and the resulting increase in net funds transfer charges to the lines of business to fund their net assets. In addition, line of business net assets requiring funding increased of $0.4 billion, resulting in higher net funds transfer income in Treasury/Other.
     Non-interest income declined $15.9 million from the comparable year-ago period. Mortgage banking income increased $7.3 million, reflecting a $4.0 million MSR temporary recovery in the current nine-month period compared with a $0.6 million temporary impairment recovery for the same period in the prior year. The increase to mortgage banking income is more than offset by decreases in other income due to losses on MSR-related hedging activity of $11.3 million in the current year versus losses of $2.3 million in the prior year. Also contributing to the decline in total non-interest income from the year-ago period was a $12.2 million decline in securities gains, as the year-ago period included $12.9 million of securities gains, mostly related to MSR hedge-related activity.
     The credit for income taxes increased $31.7 million from the year-ago period, reflecting the difference between Huntington’s lower overall effective tax rate versus the 35% statutory tax rate reflected in each line of business. The effective tax rate in 2005 was lower than in the year-ago period, reflecting the benefit of a federal tax loss carry back in 2005 and lower income before taxes, partly offset by the repatriation of foreign earnings in the 2005 third quarter.

Table 27 — Treasury/Other (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
INCOME STATEMENT (in thousands of dollars)
Net interest income	$(10,051)	$(8,328)	$(4,634)	$(1,406)	$938	$(23,013)	$22,938	$(45,951)	N.M. %
Provision for credit losses	—	—	—	—	—	—	—	—	N.M.

Net interest income after provision for credit losses	(10,051)	(8,328)	(4,634)	(1,406)	938	(23,013)	22,938	(45,951)	N.M.

Service charges on deposit accounts	(72)	(787)	4	4	(180)	(855)	(163)	(692)	N.M.
Brokerage and insurance income	2	—	1	(1,352)	(1)	3	(2)	5	N.M.
Mortgage banking	10,458	(10,232)	3,760	591	(4,379)	3,986	(3,977)	7,963	N.M.
Bank owned life insurance income	10,104	10,139	10,104	10,484	10,019	30,347	31,813	(1,466)	(4.6)
Other income	(13,642)	1,871	(3,314)	(4,975)	(3,848)	(15,085)	(5,675)	(9,410)	N.M.

Total non-interest income before securities gains	6,850	991	10,555	4,752	1,611	18,396	21,996	(3,600)	(16.4)
Securities gains	80	(413)	957	2,113	7,738	624	12,879	(12,255)	(95.2)

Total non-interest income	6,930	578	11,512	6,865	9,349	19,020	34,875	(15,855)	(45.5)

Total non-interest expense	10,961	18,732	18,595	30,958	18,013	48,288	49,906	(1,618)	(3.2)

Income before income taxes	(14,082)	(26,482)	(11,717)	(25,499)	(7,726)	(52,281)	7,907	(60,188)	N.M.
Provision for income taxes (2)	(14,946)	(26,618)	(19,307)	(16,643)	(10,559)	(60,871)	(29,208)	(31,663)	N.M.

Net income — operating (1)	$864	$136	$7,590	$(8,856)	$2,833	$8,590	$37,115	$(28,525)	(76.9)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$(10,051)	$(8,328)	$(4,634)	$(1,406)	$938	$(23,013)	$22,938	$(45,951)	N.M. %
Tax equivalent adjustment (2)	3,369	2,591	2,554	2,558	2,584	8,514	7,991	523	6.5

Net interest income (FTE)	(6,682)	(5,737)	(2,080)	1,152	3,522	(14,499)	30,929	(45,428)	N.M.
Non-interest income	6,930	578	11,512	6,865	9,349	19,020	34,875	(15,855)	(45.5)

Total revenue (FTE)	$248	$(5,159)	$9,432	$8,017	$12,871	$4,521	$65,804	$(61,283)	(93.1)%

Total revenue excluding securities gains (FTE)	$168	$(4,746)	$8,475	$5,904	$5,133	$3,897	$52,925	$(49,028)	(92.6)%

SELECTED AVERAGE BALANCES (in millions of dollars)

Securities	$3,980	$3,972	$4,314	$5,233	$4,710	$4,087	$4,994	$(907)	(18.2)%

Deposits:
Brokered time deposits and negotiable CDs	3,286	3,249	2,720	1,948	1,755	3,088	1,800	1,288	71.6%
Foreign time deposits	8	8	16	16	38	11	79	(68)	(86.1)

Total deposits	$3,294	$3,257	$2,736	$1,964	$1,793	$3,099	$1,879	$1,220	64.9%

PERFORMANCE METRICS

Return on average assets	0.11%	0.01%	0.46%	0.42%	0.17%	0.22%	0.74%	(0.52)%
Return on average equity	0.3	—	3.0	3.5	1.3	1.1	6.5	(5.4)
Net interest margin	(0.60)	(0.52)	(0.17)	0.61	0.27	(0.42)	0.79	(1.21)
Efficiency ratio	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	94.3	N.M.

SUPPLEMENTAL DATA

# employees — full-time equivalent (eop)	1,885	1,918	1,958	1,930	1,949	1,885	1,949	(64)	(3.3)%

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 28 — Total Company (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
INCOME STATEMENT (in thousands of dollars)

Net interest income	$241,637	$241,900	$235,198	$239,068	$227,058	$718,735	$672,306	$46,429	6.9%
Provision for credit losses	17,699	12,895	19,874	12,654	11,785	50,468	42,408	8,060	19.0

Net interest income after provision for credit losses	223,938	229,005	215,324	226,414	215,273	668,267	629,898	38,369	6.1

Operating lease income	29,262	38,097	46,732	55,106	64,412	114,091	231,985	(117,894)	(50.8)
Service charges on deposit accounts	44,817	41,516	39,418	41,747	43,935	125,751	129,368	(3,617)	(2.8)
Brokerage and insurance income	13,948	13,544	13,026	12,879	13,200	40,518	41,920	(1,402)	(3.3)
Trust services	19,671	19,113	18,196	17,315	17,064	56,980	50,095	6,885	13.7
Mortgage banking	21,116	(2,376)	12,061	8,822	4,448	30,801	23,474	7,327	31.2
Bank owned life insurance income	10,104	10,139	10,104	10,484	10,019	30,347	31,813	(1,466)	(4.6)
Other service charges and fees	11,449	11,252	10,159	10,617	10,799	32,860	30,957	1,903	6.1
Other income	10,272	25,228	17,397	23,870	17,899	52,897	68,177	(15,280)	(22.4)

Total non-interest income before securities gains	160,639	156,513	167,093	180,840	181,776	484,245	607,789	(123,544)	(20.3)
Securities gains	101	(343)	957	2,100	7,803	715	13,663	(12,948)	(94.8)

Total non-interest income	160,740	156,170	168,050	182,940	189,579	484,960	621,452	(136,492)	(22.0)

Operating lease expense	22,823	28,879	37,948	48,320	54,885	89,650	188,158	(98,508)	(52.4)
Personnel costs	117,476	124,090	123,981	122,738	121,729	365,547	363,068	2,479	0.7
Other expense	92,753	95,167	96,348	109,956	97,960	284,268	291,155	(6,887)	(2.4)

Total non-interest expense	233,052	248,136	258,277	281,014	274,574	739,465	842,381	(102,916)	(12.2)

Income before income taxes	151,626	137,039	125,097	128,340	130,278	413,762	408,969	4,793	1.2
Provision for income taxes	43,052	30,614	28,578	37,201	37,743	102,244	111,165	(8,921)	(8.0)

Net income — operating (1)	$108,574	$106,425	$96,519	$91,139	$92,535	$311,518	$297,804	$13,714	4.6%

Revenue — fully taxable equivalent (FTE)
Net interest income	$241,637	$241,900	$235,198	$239,068	$227,058	$718,735	$672,306	$46,429	6.9%
Tax equivalent adjustment (2)	3,734	2,961	2,861	2,847	2,864	9,556	8,806	750	8.5

Net interest income (FTE)	245,371	244,861	238,059	241,915	229,922	728,291	681,112	47,179	6.9
Non-interest income	160,740	156,170	168,050	182,940	189,579	484,960	621,452	(136,492)	(22.0)
Total revenue (FTE)	$406,111	$401,031	$406,109	$424,855	$419,501	$1,213,251	$1,302,564	$(89,313)	(6.9)%

Total revenue excluding securities gains (FTE)	$406,010	$401,374	$405,152	$422,755	$411,698	$1,212,536	$1,288,901	$(76,365)	(5.9)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$4,708	$4,901	$4,710	$4,503	$4,298	$4,773	$4,431	$342	7.7%
Middle market commercial real estate
Construction	1,720	1,678	1,642	1,577	1,514	1,680	1,355	325	24.0
Commercial	1,922	1,905	1,883	1,852	1,913	1,903	1,902	1	0.1
Small business loans	2,251	2,230	2,183	2,136	2,081	2,222	2,024	198	9.8

Total commercial	10,601	10,714	10,418	10,068	9,806	10,578	9,712	866	8.9

Consumer
Auto leases — indirect	2,424	2,468	2,461	2,388	2,250	2,451	2,126	325	15.3
Auto loans — indirect	2,078	2,069	2,008	1,913	1,857	2,052	2,410	(358)	(14.9)
Home equity loans & lines of credit	4,681	4,636	4,570	4,489	4,337	4,630	4,086	544	13.3
Residential mortgage	4,157	4,080	3,919	3,695	3,484	4,053	3,049	1,004	32.9
Other loans	507	491	480	479	461	492	440	52	11.8

Total consumer	13,847	13,744	13,438	12,964	12,389	13,678	12,111	1,567	12.9

Total loans & leases	$24,448	$24,458	$23,856	$23,032	$22,195	$24,256	$21,823	$2,433	11.1%

Operating lease assets	$309	$409	$529	$648	$800	$415	$980	$(565)	(57.7)%

Deposits:
Non-interest bearing deposits	$3,406	$3,352	$3,314	$3,401	$3,276	$3,358	$3,172	$186	5.9%
Interest bearing demand deposits	7,539	7,677	7,925	7,658	7,384	7,712	7,055	657	9.3
Savings deposits	2,575	2,710	2,796	2,819	2,841	2,693	2,833	(140)	(4.9)
Domestic time deposits	4,948	4,488	4,266	4,020	3,895	4,569	3,838	731	19.0
Brokered time deposits and negotiable CDs	3,286	3,249	2,720	1,948	1,755	3,088	1,800	1,288	71.6
Foreign time deposits	462	434	442	465	476	446	522	(76)	(14.6)

Total deposits	$22,216	$21,910	$21,463	$20,311	$19,627	$21,866	$19,220	$2,646	13.8%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 28 — Total Company (1)

	2005			2004		2005	2004	2005 vs. 2004
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	1.32%	1.31%	1.20%	1.13%	1.17%	1.28%	1.27%	0.01%
Return on average equity	16.5	16.3	15.5	14.6	15.3	16.1	17.0	(0.9)
Net interest margin	3.31	3.36	3.31	3.38	3.30	3.33	3.31	0.02
Efficiency ratio	57.4	61.8	63.7	66.4	66.7	60.9	65.4	(4.5)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(1,082)	$1,312	$14,092	$1,239	$(102)	$14,322	$681	$13,641	N.M. %
Middle market commercial real estate	2,274	2,135	(203)	2,538	1,471	4,206	5,433	(1,227)	(22.6)
Small business loans	3,062	2,141	2,283	1,386	1,195	7,486	4,180	3,306	79.1

Total commercial	4,254	5,588	16,172	5,163	2,564	26,014	10,294	15,720	N.M.

Consumer
Auto leases	3,105	2,123	3,014	3,104	2,415	8,242	7,733	509	6.6
Auto loans	3,895	1,664	3,216	4,406	5,142	8,775	24,168	(15,393)	(63.7)
Home equity loans & lines of credit	4,093	5,065	3,963	5,346	4,259	13,121	9,728	3,393	34.9
Residential mortgage	522	430	439	608	534	1,391	1,152	239	20.7
Other loans	2,084	1,394	1,468	2,286	1,566	4,946	4,547	399	8.8

Total consumer	13,699	10,676	12,100	15,750	13,916	36,475	47,328	(10,853)	(22.9)

Total net charge-offs	$17,953	$16,264	$28,272	$20,913	$16,480	$62,489	$57,622	$4,867	8.4%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.09)%	0.11%	1.20%	0.11%	(0.01)%	0.40%	0.02%	0.38%
Middle market commercial real estate	0.25	0.24	(0.02)	0.30	0.17	0.16	0.22	(0.06)
Small business loans	0.54	0.38	0.42	0.26	0.23	0.45	0.28	0.17

Total commercial	0.16	0.21	0.62	0.21	0.10	0.33	0.14	0.19

Consumer
Auto leases	0.51	0.34	0.49	0.52	0.43	0.45	0.48	(0.03)
Auto loans	0.75	0.32	0.64	0.92	1.11	0.57	1.34	(0.77)
Home equity loans & lines of credit	0.35	0.44	0.35	0.48	0.39	0.38	0.32	0.06
Residential mortgage	0.05	0.04	0.04	0.07	0.06	0.05	0.05	—
Other loans	1.64	1.14	1.22	1.91	1.36	1.34	1.38	(0.04)

Total consumer	0.40	0.31	0.36	0.49	0.45	0.36	0.52	(0.16)

Total net charge-offs	0.29%	0.27%	0.47%	0.36%	0.30%	0.34%	0.35%	(0.01)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$26	$27	$17	$24	$20	$26	$20	$6	30.0%
Middle market commercial real estate	13	15	7	4	15	13	15	(2)	(13.3)
Small business loans	26	20	16	15	12	26	12	14	N.M.
Residential mortgage	16	14	13	14	13	16	13	3	23.1
Home equity	9	8	7	7	8	9	8	1	12.5

Total non-accrual loans	90	84	60	64	68	90	68	22	32.4
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	90	84	60	64	68	90	68	22	32.4
Other real estate, net (OREO)	12	13	13	45	12	12	12	—	—

Total non-performing assets	$102	$97	$73	$109	$80	$102	$80	$22	27.5%

Accruing loans past due 90 days or more	$51	$53	$50	$54	$53	$51	$53	$(2)	(3.8)%
Allowance for loan and lease losses (ALLL) (eop)	$254	$255	$264	$271	$283	$254	$283	$(29)	(10.2)%
ALLL as a % of total loans and leases	1.04%	1.04%	1.09%	1.15%	1.25%	1.04%	1.25%	(0.21)%
ALLL as a % of NPLs	283.0	304.0	441.0	424.0	417.0	283.0	417.0	(134.0)
ALLL + OREO as a % of NPAs	260.8	276.3	379.5	289.9	368.8	260.8	368.8	(108.0)
NPLs as a % of total loans and leases	0.37	0.34	0.25	0.27	0.30	0.37	0.30	0.07
NPAs as a % of total loans and leases + OREO	0.42	0.40	0.30	0.46	0.36	0.42	0.36	0.06

SUPPLEMENTAL DATA
# employees — full-time equivalent	7,586	7,713	7,813	7,812	7,906	7,586	7,906	(320)	(4.0)%

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
Item 4. Controls and Procedures
     Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures were effective.
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
Item 6. Exhibits
(a) Exhibits

3(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary – previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)(b).	Articles of Amendment to Articles of Restatement of Charter – previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4.	Instruments defining the Rights of Security Holders – reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10(a).	Compensation Schedule for Non-Employee Directors of Huntington Bancshares Incorporated, effective July 19, 2005 — previously filed as Exhibit 99.1 to Current Report on Form 8-K dated July 19, 2005.

31.1	Rule 13a – 14(a) Certification – Chief Executive Officer.

31.2	Rule 13a – 14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: November 4, 2005	/s/ Thomas E. Hoaglin

Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: November 4, 2005	/s/ Donald R. Kimble

Donald R. Kimble
Chief Financial Officer and Controller