Form 10-K
period 2005-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2006-02-23
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Common Stock — Without Par Value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☒ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, determined by using a per share closing price of $24.14, as quoted by NASDAQ on that date, was $5,361,409,027. As of January 31, 2006, there were 223,403,135 shares of common stock without par value outstanding.
Documents Incorporated By Reference
     Part II of this Form 10-K incorporates by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2005.
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED

Huntington Bancshares Incorporated
PART I
     When we refer to “we,” “our,” and “us” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean The Huntington National Bank, our only bank subsidiary. We refer in this report to relevant sections of our 2005 Annual Report to shareholders. Portions of our 2005 Annual Report to shareholders, including the sections we refer to in this report, are filed as Exhibit 13 to, and are incorporated by reference into, this report.
Item 1: Business
     We are a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, and brokerage services. We also reinsure private mortgage, credit life and disability insurance, and sell other insurance and financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2005, the Bank had:

•	165 banking offices in Ohio	•	12 banking offices in Kentucky
•	113 banking offices in Michigan	•	5 private banking offices in Florida
•	26 banking offices in West Virginia	•	one foreign office in the Cayman Islands
•	23 banking offices in Indiana	•	one foreign office in Hong Kong
     We conduct certain activities in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina and Tennessee. Our foreign banking activities, in total or with any individual country, are not significant. At December 31, 2005, we had 7,602 full-time equivalent employees.
     Our lines of business are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders, which is incorporated into this report by reference. The financial statement results for each of our lines of business can be found in Note 26 of the Notes to Consolidated Financial Statements in our 2005 Annual Report.
Competition
     Competition is intense in most of our markets. We compete on price and service with other banks and financial services companies such as savings and loans, credit unions, finance companies, mortgage banking companies, insurance companies, and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform. For example, financial services reform legislation enacted in 1999 eliminated the long-standing Glass-Steagall Act restrictions on securities activities of bank holding companies and banks. That legislation, among other things, permits securities and insurance firms to engage in banking activities under specified conditions.
Regulatory Matters
     As discussed further in Note 23 of the Notes to Consolidated Financial Statements, on March 1, 2005, we announced entering into formal written agreements with our banking regulators, the Federal Reserve Bank of Cleveland and the Office of the Comptroller of the Currency (OCC). On October 6, 2005, we announced that the OCC had lifted its formal written agreement with the Bank. We announced at the same time that our written agreement with the Federal Reserve Bank of Cleveland remained in effect, but we were advised that we were in full compliance with all applicable requirements of the Gramm-Leach-Bliley Act of 1999 including the well-capitalized and well-managed criteria.
     As discussed further in Note 22 of the Notes to Consolidated Financial Statements, we announced on June 2, 2005, that we had settled the Securities and Exchange Commission (SEC) formal investigation.

     Statements in this report concerning any statutory or regulatory provisions or their impact on us are not intended to be comprehensive and are qualified by reference to such statutory or regulatory provisions and, to the extent applicable, to our formal written agreement with the Federal Reserve Bank of Cleveland.
General
     We are a bank holding company and are qualified as a financial holding company with the Board of Governors of the Federal Reserve System (Federal Reserve). We are subject to examination and supervision by the Federal Reserve pursuant to the Bank Holding Company Act. We are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the Federal Reserve.
     Because we are a public company, we are also subject to regulation by the SEC. On December 15, 2005, the SEC adopted final rules establishing three categories of issuers for the purpose of filing periodic and annual reports. Under the new regulations, we are considered to be a “large accelerated filer” and, as such, must comply with the new SEC accelerated reporting requirements.
     The Bank is subject to examination and supervision by the OCC. Its domestic deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), which also has certain regulatory and supervisory authority over it. Our non-bank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of non-bank subsidiaries of the Bank, by the OCC. Our subsidiaries are also subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the National Association of Securities Dealers.
     In addition to the impact of federal and state regulation, the Bank and our non-bank subsidiaries are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
Holding Company Structure
     We have one national bank subsidiary and numerous non-bank subsidiaries. Exhibit 21 of this report lists all of our subsidiaries.
     The Bank is subject to affiliate transaction restrictions under federal laws, which limit the transfer of funds by a subsidiary bank to its parent or any non-bank subsidiary of its parent, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by a subsidiary bank are limited to:
•	10% of the subsidiary bank’s capital and surplus for transfers to its parent corporation or to any individual non-bank subsidiary of the parent, and

•	an aggregate of 20% of the subsidiary bank’s capital and surplus for transfers to such parent together with all such non-bank subsidiaries of the parent.
     Furthermore, such loans and extensions of credit must be secured within specified amounts. In addition, all affiliate transactions must be conducted on terms and under circumstances that are substantially the same as such transactions with unaffiliated entities.
     As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if they fail to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.
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

     Federal law permits the OCC to order the pro rata assessment of shareholders of a national bank whose capital stock has become impaired, by losses or otherwise, to relieve a deficiency in such national bank’s capital stock. This statute also provides for the enforcement of any such pro rata assessment of shareholders of such national bank to cover such impairment of capital stock by sale, to the extent necessary, of the capital stock owned by any assessed shareholder failing to pay the assessment. As the sole shareholder of the Bank, we are subject to such provisions.
     Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of a liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of the Bank, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of the Bank in the event of a liquidation or other resolution and over our interests as sole shareholder of the Bank.
     In December 2004, the Federal Reserve announced a revision of its bank holding company rating system, effective January 1, 2005, to align the system more closely with current supervisory practices. The revised system:
•	emphasizes risk management,
•	introduces a framework for analyzing and rating financial factors, and
•	provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s).
     A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and, like current ratings, are not made public. The new rating system applies to us.
Dividend Restrictions
     Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. In the year ended December 31, 2005, we declared cash dividends to shareholders of $193.8 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval.
     The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. At December 31, 2005, the Bank could declare and pay dividends to the parent company of $163.0 million and still be considered “well capitalized.” The Bank could declare an additional $230.6 million of dividends without regulatory approval at December 31, 2005, although such dividends would take the Bank below “well capitalized” levels.
     If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and hearing, that such bank cease and desist from such practice. Depending on the financial condition of the bank, the applicable regulatory authority might deem the bank to be engaged in an unsafe or unsound practice if the bank were to pay dividends. The Federal Reserve and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.
FDIC Insurance
     During 2005, the FDIC classified the Bank as a “well-capitalized” institution, the highest supervisory subcategory. The Bank, therefore, was not obliged under FDIC assessment practices to pay deposit insurance premiums in 2005, either on its deposits insured by the Bank Insurance Fund or on that portion of its deposits acquired from savings and loan associations and insured by the Savings and Loan Association Insurance Fund. Although not currently subject to FDIC assessments for insurance premiums, the Bank is required to make payments for the servicing of obligations of the Financing Corporation that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

     The FDIC may alter its assessment practices in the future if required by developments affecting the resources of the Bank Insurance Fund or the Savings and Loan Association Insurance Fund. In November 2005, the FDIC announced that it expected the Bank Insurance Fund to fall below its statutorily mandated reserve target of 1.25 percent of insured deposits by early 2006. This could cause the FDIC to impose premiums on all Bank Insurance Fund-insured institutions. Assessment practices may also be altered if pending legislative initiatives become law.
Capital Requirements
     The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:
•	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations,
•	takes off-balance sheet exposures into explicit account in assessing capital adequacy, and
•	minimizes disincentives to holding liquid, low-risk assets.
     Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A bank holding company’s risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:
•	“Tier 1”, or core capital, includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less both goodwill and, with certain limited exceptions, all other intangible assets. Bank holding companies, however, may include up to a limit of 25% of cumulative preferred stock in their Tier 1 capital.
•	“Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations.
•	“Total capital” is Tier 1 plus Tier 2 capital.
     The Federal Reserve and the other federal banking regulators require that all intangible assets, except originated or purchased mortgage servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in a bank holding company’s capital cannot exceed 100% of its Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s circumstances warrant.
     Under the leverage guidelines, financial institutions are required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.
     Special minimum capital requirements apply to equity investments in nonfinancial companies. The requirements consist of a series of marginal capital charges that increase within a range from 8% to 25% as a financial institution’s over-all exposure to equity investments increases as a percentage of its Tier 1 capital.
     Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.
     The risk-based capital standards of the Federal Reserve, the OCC, and the FDIC specify that evaluations by the banking agencies of a bank’s capital adequacy will include an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. These banking agencies issued a joint policy statement on interest rate risk describing prudent methods for monitoring such risk that rely principally on internal measures of exposure and active oversight of risk management activities by senior management.
Prompt Corrective Action
     The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”
     An institution is deemed to be:
•	“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;
•	“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and, generally, a Tier 1 leverage ratio of 4% or greater and the institution does not meet the definition of a “well-capitalized” institution;
•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;
•	“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a Tier 1 leverage ratio that is less than 3%; and
•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.
     Throughout 2005, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.
     FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.
     If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.
     “Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.
     Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $3.2 billion of such brokered deposits at December 31, 2005.

Financial Holding Company Status
     In order to maintain its status as a financial holding company, a bank holding company’s depository subsidiaries must all be both “well capitalized” and “well managed,” and must meet their Community Reinvestment Act obligations.
     Financial holding company powers relate to “financial activities” that are determined by the Federal Reserve, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. The Gramm-Leach-Bliley Act designates certain activities as financial in nature, including:
•	underwriting insurance or annuities;

•	providing financial or investment advice;

•	underwriting, dealing in, or making markets in securities;

•	merchant banking, subject to significant limitations;

•	insurance company portfolio investing, subject to significant limitations; and

•	any activities previously found by the Federal Reserve to be closely related to banking.
     The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in coordination with the Secretary of the Treasury, to determine that additional activities are financial in nature or incidental to activities that are financial in nature.
     We are required by the Bank Holding Company Act to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of voting shares of any bank, if, after such acquisition, we would own or control more than 5% of its voting stock. However, as a financial holding company, we may commence any new financial activity, except for the acquisition of a savings association, with notice to the Federal Reserve within 30 days after the commencement of the new financial activity.
USA Patriot Act
     The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.
     The U.S. Congress has temporarily renewed the USA Patriot Act and is expected to consider permanent renewal early in 2006.
Customer Privacy and Other Consumer Protections
     Pursuant to the Gramm-Leach-Bliley Act, we, like all other financial institutions, are required to:
•	provide notice to our customers regarding privacy policies and practices,

•	inform our customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties, and

•	give our customers an option to prevent disclosure of such information to non-affiliated third parties.
     Under the Fair and Accurate Credit Transactions Act of 2003, our customers may also opt out of information sharing between and among us and our affiliates. We are also subject, in connection with our lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, and the Fair Credit Reporting Act.

Sarbanes-Oxley Act of 2002
     The Sarbanes-Oxley Act of 2002 imposed new or revised corporate governance, accounting, and reporting requirements on us and all other companies having securities registered with the SEC. In addition to a requirement that chief executive officers and chief financial officers certify financial statements in writing, the statute imposed requirements affecting, among other matters, the composition and activities of audit committees, disclosures relating to corporate insiders and insider transactions, codes of ethics, and the effectiveness of internal controls over financial reporting.
Recent Regulatory Developments
     Authority for financial holding companies to engage in real estate brokerage and property management services was proposed by the Treasury Department and the Federal Reserve in 2000, but final regulations implementing the proposal have been subject to a statutory moratorium which was renewed by Congress in late 2005 for an additional year. It is not possible at present to assess when or whether final regulations will come into effect.
     The U.S. Congress approved deposit insurance reform at the beginning of February 2006. Under the new program, the BIF and the SAIF will be merged. In addition, the FDIC may from time to time adjust the minimum reserve ratio, currently fixed at 1.25%, within a range between 1.15% percent and 1.50%, and may adopt a risk-based premium system. Certain retirement accounts may receive coverage up to $250,000, and the FDIC may adjust coverage levels for inflation commencing in 2010.
     The Basel Committee on Banking Supervision presented its “Basel II” regulatory capital guidelines in July 2004, which would require changes by large internationally-active banks in the way in which their risk-based capital requirements are calculated. Federal banking regulators are considering the extent and timing of application of the guidelines to such large U.S. depository institutions.
     On the basis of preliminary regulatory pronouncements, it does not appear that we would meet the asset size criteria to be included among the U.S. banking organizations affected by Basel II. In October 2005, however, U.S. banking regulators issued an advance rulemaking notice that contemplated possible modifications to the “Basel I” risk-based capital framework applicable to domestic banking organizations that would not be affected by Basel II. These possible modifications, which would be designed to avoid future competitive inequalities between Basel I and Basel II organizations and which would likely be applicable to us, include:
•	increasing the number of risk-weight categories,

•	expanding the use of external ratings for credit risk,

•	expanding the range of collateral and guarantors to qualify for a lower risk weight, and

•	basing residential mortgage risk ratings on loan-to-value ratios.
     The banking regulators indicated an intention to publish proposed rules for implementation of Basel I and Basel II in similar time frames, presumptively during 2006.
Guide 3 Information
     Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this report.
Available Information
     We make available free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings can be accessed under the “Investor Relations” link found on the homepage of our website at www.huntington.com. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Item 1A: Risk Factors
     Like other financial companies, we are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that the parent company and/or the Bank will have insufficient cash or access to cash to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.
     In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.

(1) Credit Risks:
We extend credit to a variety of customers based on internally set standards and judgment. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions, and an on-going process of assessment of the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
     We take credit risk by virtue of making loans and leases, purchasing non-governmental securities, extending loan commitments and letters of credit, and being counterparties to off-balance sheet financial instruments such as interest rate and foreign exchange derivatives.
     Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. These procedures provide us with the information necessary to implement policy adjustments where necessary, and to take proactive corrective actions.
     For further discussion about our management of credit risk, see the “Credit Risk” section of Management’s Discussion and Analysis of our 2005 Annual Report.
Our loans, leases, and deposits are focused in five states and adverse economic conditions in those states, in particular, could negatively impact results from operations, cash flows, and financial condition.
     Concentration of credit risk can also arise with respect to loans and leases when the borrowers are located in the same geographical region. Our customers with loan and/or deposit balances at December 31, 2005, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans, leases, and deposits in these states, in the event of adverse economic conditions in these states, we could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on our loans and leases than if the loans and leases were more geographically diversified. Adverse economic conditions and other factors, such as political or business developments or natural hazards that may affect these states, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
Declines in home values in our markets could adversely impact results from operations.
     Like all banks, we are subject to the effects of any economic downturn, and in particular, a significant decline in home values in our markets could have a negative effect on results of operations. At December 31, 2005, we had $4.6 billion of consumer home equity loans and lines with a weighted average loan-to-value ratio for the portfolio of 80%. In addition, at December 31, 2005, we had $4.2 billion in residential real estate loans with a weighted average loan-to-value ratio of 71%. A significant decline in home values could lead to higher charge-offs in event of default in both the consumer home equity loan and residential real estate loan portfolios.
(2) Market Risks:
Changes in interest rates could negatively impact our financial condition and results of operations.
     Our results of operations depend substantially on net interest income, which is the difference between interest earned on interest-earning assets (such as investments, loans, and direct financing leases) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. If our interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a declining interest rate environment, net interest income could be adversely impacted. Likewise, if interest-bearing liabilities mature or reprice more quickly than interest-earnings assets in a rising interest rate environment, net interest income could be adversely impacted.

     Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and our ability to realize gains on the sale of assets. A portion of our earnings result from transactional income. An example of this type of transactional income is gain on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. For further discussion, see Note 5 of the Notes to Consolidated Financial Statements included in our 2005 Annual Report.
     Although fluctuations in market interest rates are neither completely predictable nor controllable, our Market Risk Committee (MRC) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the “Interest Rate Risk” section of Management’s Discussion and Analysis of our 2005 Annual Report.
We could experience losses on residual values related to our automobile lease portfolio.
     Inherently, automobile lease portfolios are subject to residual risk, which arises when the market price of the leased vehicle at the end of the lease term is below the estimated residual value at the time the lease is originated. This situation arises due to a decline in used car market values. A reduction in the expected proceeds from the residual values of our direct financing leases would result in an immediate recognition of impairment on the lease whereas a reduction in the expected proceeds from the residual values of our operating leases would result in an increase in the depreciation of our operating lease assets over the remaining term of the lease. For further discussion about our management of lease residual risk, see the “Lease Residual Risk” section of Management’s Discussion and Analysis of our 2005 Annual Report.
(3) Liquidity Risks:
If we are unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs to fund corporate expansion and other activities.
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
     We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow through the Federal Reserve’s discount window.
     If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the “Liquidity Risk” section of Management’s Discussion and Analysis of our 2005 Annual Report.

If our credit ratings were downgraded, the ability to access funding sources may be negatively impacted or eliminated, and our liquidity and the market price of our common stock could be adversely impacted.
     Credit ratings by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on the financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of Management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and the ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs should a negative rating change occur. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions.
     Credit ratings as of December 31, 2005, for the parent company and the Bank can be found in Table 26 of Management’s Discussion and Analysis of our 2005 Annual Report.
     We rely on certain funding sources such as large corporate deposits, public fund deposits, federal funds, Euro deposits, FHLB advances, and bank notes. Although not contractually tied to credit ratings, our ability to access these funding sources may be impacted by negative changes in credit ratings. In the case of public funds or FHLB advances, a credit downgrade may also trigger a requirement that we pledge additional collateral against outstanding borrowings. Credit rating downgrades could result in a loss of equity investor confidence.
We have authorized the use of a substantial amount of our cash for the repurchase of our shares, and this use of funds may limit our ability to complete other transactions or to pursue other business initiatives.
     In October 2005, our board of directors authorized a new program for the repurchase of up to 15 million shares. We expect to repurchase shares for cash as business conditions warrant. The full implementation of this repurchase program will use a significant portion of our capital reserves. This use of capital could limit future flexibility to complete acquisitions of businesses or technology, or other transactions, or make investments in research and development, new employee hiring, or other aspects of operations that might be in our best interests, or could require that we borrow money or issue additional equity securities for such purposes. Any incurrence of debt may not be on favorable terms and could result in our being subject to covenants or other contractual restrictions that limit the ability to take advantage of other opportunities that may arise. Any such incurrence of debt would likely increase our interest expense, and any issuance of additional equity securities would dilute the stock ownership of existing shareholders.
(4) Operational Risks:
We have significant competition in both attracting and retaining deposits and in originating loans and leases.
     Competition is intense in most of our markets. We compete on price and service with other banks and financial services companies such as savings and loans, credit unions, finance companies, mortgage banking companies, insurance companies and brokerage firms. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking reform.
In the normal course of business, we process large volumes of transactions. However, there can be no assurance that we will be able to continue processing at the same or higher levels of transactions. If systems of internal control should fail to work as expected, if systems are used in an unauthorized manner, or if employees subvert the system of internal controls, significant losses could result.
     We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by persons inside or outside the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

     We establish and maintain systems of internal operational controls that provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost-effective levels. Procedures exist that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. From time to time, losses from operational risk may occur, including the effects of operational errors. Such losses are recorded as non-interest expense.
     While we continually monitor and improve the system of internal controls, data processing systems, and corporate-wide processes and procedures, there can be no assurance that future losses will not occur.
Our acquisitions may not receive the necessary approvals, meet income and/or cost saving expectation levels, or be integrated within time frames originally anticipated. We may encounter unforeseen difficulties, including unanticipated integration problems and business disruption in connection with acquisitions. Acquisitions could also dilute stockholder value and adversely affect operating results.
     The completion of any merger is dependent on, among other things, receipt of shareholder and regulatory approvals, the timing of which cannot be predicted with precision or may not be received at all. Additionally, a merger may be more expensive to complete than anticipated, as a result of unexpected factors or events, and the anticipated cost savings of a merger may take longer to be realized or may not be entirely achieved. The integration of acquired businesses and operations, including systems conversions, may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to our existing businesses or the businesses acquired. Further, decisions to sell or close units or otherwise change the business mix may adversely impact combined results. Moreover, we may be unable to identify, negotiate, or finance future acquisitions successfully. Future acquisitions could result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, or amortization expenses.
An extended disruption of vital infrastructure could negatively impact our business, results of operations, and financial condition.
     Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
     The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Regulatory Matters.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.
     In addition, we may be subject to actions of our regulators that are specific to us. For further discussion, see Note 23 of the Notes to Consolidated Financial Statements included in our 2005 Annual Report.
     Events that may not have a direct impact on us, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities responding by adopting and/or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. International capital standards developed in the framework of the Basel Committee on Banking Supervision may also affect the competitive environment for United States banks.
     The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations, or specific actions of regulators, may have a material impact on our business and results of operations; however, it is impossible to predict at this time the extent of any impact from these items.
Non-compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
     The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and procedures designed to assist in compliance with these laws and regulations.

The OCC may impose dividend payment and other restrictions on the Bank, which would impact our ability to pay dividends to shareholders or repurchase stock.
     The OCC is the primary regulatory agency that examines the Bank, its subsidiaries, and their respective activities. Under certain circumstances, including any determination that the activities of the Bank or its subsidiaries constitute an unsafe and unsound banking practice, the OCC has the authority by statute to restrict the Bank’s ability to transfer assets, make shareholder distributions, and redeem preferred securities.
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
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the OCC “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it would impact our ability to pay dividends to shareholders or repurchase stock. Throughout 2005, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized.”
     For further discussion, see the “Parent Company Liquidity” section of Management’s Discussion and Analysis of our 2005 Annual Report.
The Federal Reserve Board may require us to commit capital resources to support the Bank.
     The Federal Reserve, which examines us and our non-bank subsidiaries, has a policy stating that a bank holding company is expected to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it, and therefore may be required to borrow the funds. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s results of operations and cash flows.
If any of our Real Estate Investment Trust (REIT) affiliates fail to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.
     Huntington Preferred Capital, Inc. (HPCI), Huntington Preferred Capital II, Inc. (HPC-II) and Huntington Capital Financing, LLC (HCF) operate as REITs for federal income tax purposes. HPCI, HPC-II, and HCF are consolidated holding company subsidiaries established to acquire, hold, and manage mortgage assets and other authorized investments to generate net income for distribution to their shareholders.

     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2005, HPCI, HPC-II, and HCF met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2005, HPCI, HPC-II, and HCF had met all annual income and distribution tests.
     If any of these REIT affiliates fail to meet any of the required provisions for REITs, they could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate.
We could be held responsible for environmental liabilities of properties acquired through foreclosure of loans secured by real estate.
     In the event we foreclose on a defaulted commercial mortgage and/or residential mortgage loan to recover our investment, we may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although we exercise due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during our ownership or after a sale to a third party. There can be no assurance that we would not incur full recourse liability for the entire cost of any removal and clean-up on an acquired property, that the cost of removal and clean-up would not exceed the value of the property, or that we could recover any of the costs from any third party.
We have a pending formal supervisory agreement with the Federal Reserve Bank of Cleveland.
     On March 1, 2005, we announced entering into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC) providing for a comprehensive action plan designed to enhance our corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreement called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and remains in effect until terminated by the banking regulators.
     We were verbally advised that we were in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflects that we and the Bank meet both the “well-capitalized” and “well-managed” criteria under the GLB Act. We believe that the changes we have already made, and are in the process of making, will address the FRBC issues fully and comprehensively.

Item 1B: Unresolved Staff Comments
     Not Applicable.
Item 2: Properties
     Our headquarters, as well as the Bank’s, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 39%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building. Our other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a Business Service Center in Columbus, Ohio; The Huntington Mortgage Group’s building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by our Regional Banking and Private Financial and Capital Markets Group lines of business. The Dealer Sales line of business is primarily located in a three-story office building located in Columbus, Ohio. Of these properties, we own the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases. In 1998, we entered into a sale/leaseback agreement that included the sale of 51 of our locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which we will continue to operate under a long-term lease.
Item 3: Legal Proceedings
     Information required by this item is set forth in Notes 22 and 23 of Notes to Consolidated Financial Statements included in our 2005 Annual Report.
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2006, we had 25,374 shareholders of record.
     Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 36 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in our 2005 Annual Report. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Note 23 of the Notes to Consolidated Financial Statements included in our 2005 Annual Report.
     On January 7, 2005, we released from escrow 86,118 shares of unregistered Huntington common stock, without par value, to three former employees (the “Former Employees”) in connection with a settlement upon termination of their employment. In exchange, the Former Employees agreed to waive all claims they may have against us. The shares were initially placed into escrow in connection with our acquisition of LeaseNet, Inc. (“LeaseNet”) on September 19, 2002. The Former Employees were the sole shareholders of LeaseNet at the time of this acquisition. The release of these shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) since this was a transaction by an issuer not involving a public offering.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plansor Programs (1)	Plans or Programs(1)

October 1, 2005 to October 31, 2005	900,000	$22.59	900,000	14,100,000
November 1, 2005 to November 30, 2005	2,775,000	23.92	3,675,000	11,325,000
December 1, 2005 to December 31, 2005	1,500,000	24.18	5,175,000	9,825,000

Total	5,175,000	$23.76	5,175,000	9,825,000

(1) Information is as of the end of the period. On October 18, 2005, we announced that the board of directors authorized a new program for the repurchase of up to 15 million shares of our common stock (the 2005 Repurchase Program). The 2005 Repurchase Program does not have an expiration date. The 2004 Repurchase Program, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program. During the fourth quarter, we repurchased 5.2 million shares under the 2005 Repurchase Program. We expect to repurchase the remaining shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
Item 6: Selected Financial Data
     Information required by this item is set forth in Table 1 included in our 2005 Annual Report.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Annual Report.
Item 7a: Quantitative and Qualitative Disclosures About Market Risk
     Information required by this item is set forth in the caption “Market Risk” included in our 2005 Annual Report.
Item 8: Financial Statements and Supplementary Data
     Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements included in our 2005 Annual Report.
Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
     Our Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, disclosure controls and procedures were effective.
Internal Controls Over Financial Reporting
     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in our 2005 Annual Report.

Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9B: Other Information.
     Not applicable.
PART III
     We refer in Part III of this report to relevant sections of our 2006 Proxy Statement, which we expect to file with the SEC on or about March 9, 2006. Portions of our 2006 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors and Executive Officers of The Registrant
     Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee”, “Involvement in Certain Legal Proceedings” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2006 Proxy Statement.
Item 11: Executive Compensation
     Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of our 2006 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants,	options, warrants,	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	18,767,650	$21.32	5,698,420
Equity compensation not approved by security holders (1) (2)	2,236,931	19.32	—

Total	21,004,581	$21.11	5,698,420
(1) On September 4, 2001, options on 3.2 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Huntington Bancshares Incorporated Employee Stock Incentive Plan (the Incentive Plan). Under the terms of the Incentive Plan, these options were to vest on the earlier of September 4, 2006, or at such time as the closing price for our common stock for five consecutive trading days reached or exceeded $25.00. Our common stock closing price exceeded $25.00 for each of the five consecutive trading days beginning October 1, 2004, and ending October 7, 2004. As a result, options for 2.0 million shares of common stock granted under the Incentive Plan, net of options for 1.2 million shares cancelled due to employee attrition, became fully vested and exercisable after the close of trading on October 7, 2004. At December 31, 2005, options on 0.7 million shares remain outstanding under this plan.
(2) On August 27, 2002, options on 2.4 million shares of common stock were granted to, with certain specified exceptions, full- and part-time employees under the Incentive Plan. Under the terms of the Incentive Plan, these options were to vest on the earlier of August 27, 2007, or at such time as the closing price for our common stock for five consecutive trading days reached or exceeded $27.00. At December 31, 2005, options on 1.5 million shares remain outstanding under this plan.
Other Information
     The other information required by this item is set forth under the caption “Ownership of Voting Stock” of our 2006 Proxy Statement.
Item 13: Certain Relationships and Related Transactions
     Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of our 2006 Proxy Statement.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of our 2006 Proxy Statement.
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
(1)	The report of independent registered public accounting firm and consolidated financial statements appearing in our 2005 Annual Report on the pages indicated below are incorporated by reference in Item 8.

Annual
Report Page
Report of Independent Registered Public Accounting Firm	98

Consolidated Balance Sheets as of December 31, 2005 and 2004	99

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	100

Consolidated Statements of Changes in Shareholders Equity For the years ended December 31, 2005, 2004 and 2003	101

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	102

Notes to Consolidated Financial Statements	103 -- 138
(2)	We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.
(3)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(v) in the Exhibit Index.
(b) The exhibits to this Form 10-K begin on page 22 of this report.
(c) See Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2006.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Donald R. Kimble

	Thomas E. Hoaglin		Donald R. Kimble
	Chairman, President, Chief Executive		Chief Financial Officer and Controller
	Officer, and Director (Principal Executive		(Principal Financial and Accounting Officer)
Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of February, 2006.

Raymond J. Biggs *	David L. Porteous *

Raymond J. Biggs	David L. Porteous
Director	Director

Don M. Casto III *	Kathleen H. Ransier *

Don M. Casto III Director	Kathleen H. Ransier Director

Michael J. Endres *

Michael J. Endres	Robert H. Schottenstein
Director	Director

Karen A. Holbrook *

Karen A. Holbrook
Director

John B. Gerlach, Jr. *

John B. Gerlach, Jr.
Director

David P. Lauer *

David P. Lauer
Director

Wm. J. Lhota *

Wm. J. Lhota Director

* /s/ Donald R. Kimble

Donald R. Kimble
Attorney-in-fact for each of the persons indicated

Exhibit Index
This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be a part of this document, except for any information that is superseded by information that is included directly in this document.
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. The SEC also maintains an internet world-wide web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available at our internet world-wide web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this proxy statement/prospectus. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

2.(a).		Agreement and Plan of Merger, dated January 27, 2004, by and between Unizan Financial Corp. and Huntington
Bancshares Incorporated -- previously filed as Exhibit 2 to Annual Report on Form 10-K for the year ended December
31, 2003, and incorporated herein by reference.

(b).		Amendment No. 1 to the Agreement and Plan of Merger, dated November 12, 2004, by and between Unizan Financial Corp.
and Huntington Bancshares Incorporated -- previously filed as Exhibit 99.1 to Current Report on Form 8-K dated
November 12, 2004, and incorporated herein by reference.

3(i)(a).		Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles
Supplementary -- previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31,
1993, and incorporated herein by reference.

(i)(b).		Articles of Amendment to Articles of Restatement of Charter -- previously filed as Exhibit 3(i)(c) to Quarterly
Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).		Amended and Restated Bylaws as of July 16, 2002 -- previously filed as Exhibit 3(ii) to Quarterly Report on Form
10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

4.		Instruments defining the Rights of Security Holders -- reference is made to Articles Fifth, Eighth, and Tenth of
Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.		Material contracts:

(a).	*	Form of Executive Agreement for certain executive officers -- previously filed as Exhibit 99.1 to Current
Report on Form 8-K dated November 21, 2005, and incorporated herein by reference.

(b).	*	Form of Executive Agreement for certain executive officers -- previously filed as Exhibit 99.2 to Current
Report on Form 8-K dated November 21, 2005, and incorporated herein by reference.

(c).	*	Form of Executive Agreement for certain executive officers -- previously filed as Exhibit 99.3 to Current
Report on Form 8-K dated November 21, 2005, and incorporated herein by reference.

(d).	*	Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004 -- previously filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the
quarter ended June 30, 2004, and incorporated herein by reference.

(e).	*	Restated Huntington Supplemental Retirement Income Plan -- previously filed as Exhibit 10(n) to Annual Report on
Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(f).	*	Deferred Compensation Plan and Trust for Directors -- reference is made to Exhibit 4(a) of Post-Effective Amendment
No. 2 to Registration Statement on Form S-8, Registration No. 33-10546, filed with the Securities and Exchange
Commission on January 28, 1991, and incorporated herein by reference.

(g)(1).	*	Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors -- reference is made to
Exhibit 4(a) of Registration Statement on Form S-8, Registration No. 33-41774, filed with the Securities and
Exchange Commission on July 19, 1991, and incorporated herein by reference.

(g)(2).	*	First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares
Incorporated Directors -- previously filed as Exhibit 10(q) to Quarterly Report 10-Q for the quarter ended March 31,
2001, and incorporated herein by reference.

(h).	*	Executive Deferred Compensation Plan, as amended and restated on February 18, 2004 -- previously filed as Exhibit
10(c) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(i)(1).	*	The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust (as amended and restated as of February 9,
1990) -- previously filed as Exhibit 4(a) to Registration Statement on Form S-8, Registration No. 33-44208, filed with the Securities and Exchange Commission on November 26, 1991, and incorporated herein by reference.

(i)(2).	*	First Amendment to The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust Plan -- previously filed as Exhibit 10(o)(2) to Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(j)(1).	*	1990 Stock Option Plan -- reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration No.
33-37373, filed with the Securities and Exchange Commission on October 18, 1990, and incorporated herein by reference.

(j)(2).	*	First Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan -- previously filed as Exhibit 10(q)(2)
to Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

(j)(3).	*	Second Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan -- previously filed as Exhibit
10(n)(3) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(j)(4).	*	Third Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan -- previously filed as Exhibit 10(b) to
Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(j)(5).	*	Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan -- previously filed as Exhibit 10(a)
to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(j)(6).	*	Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan -- previously filed as Exhibit 10(b) to
Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(1).	*	Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(r) to Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(k)(2).	*	First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan -- previously filed as Exhibit 10(a) to
Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(k)(3).	*	First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(4).	*	Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(k)(5).	*	Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan -- previously filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(l)(1).	*	Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan -- previously filed as Exhibit 10(r) to
Quarterly Report 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

(l)(2).	*	First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan -- previously filed as Exhibit 10(h) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(l)(3).	*	Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan -- previously filed as Exhibit 10(i) to Quarterly Report 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.

(m).	*	Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan -- previously filed as Exhibit 10(b) to
Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.

(n)(1).	*	Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to
Plan) -- reference is made to Exhibit 4(a) of Registration Statement on Form S-8, Registration 333-75032, previously filed with the Securities and Exchange Commission on December 13, 2001, and incorporated herein by reference.

(n)(2).	*	Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan -- previously filed as Exhibit
10(s) to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(o).	*	Performance criteria and potential awards for executive officers for fiscal year 2005 under the Management Incentive
Plan and for a long-term incentive award cycle beginning on January 1, 2005 and ending on December 31, 2007 under the 2004 Stock and Long-Term Incentive Plan, as set forth in a Current Report on Form 8-K dated February 15, 2005, and incorporated herein by reference.

(p).	*	Compensation Schedule for Non-Employee Directors of Huntington Bancshares Incorporated, effective July 19, 2005 -
previously filed as Exhibit 99.1 to Current Report on Form 8-K dated July 19, 2005, and incorporated herein by reference.

(q).	*	Employment Agreement, dated February 15, 2004, between Huntington Bancshares Incorporated and Thomas E. Hoaglin - previously filed as Exhibit 10(n) to Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(r).	*	Letter Agreement between Huntington Bancshares Incorporated and James W. Nelson, acknowledged and agreed to by Mr. Nelson on February 14, 2005 - previously filed as Exhibit 99.2 to Current Report on Form 8-K dated February 14, 2005, and incorporated herein by reference.

(s).	*	Letter Agreement between Huntington Bancshares Incorporated and Mahesh Sankaran, acknowledged and agreed to by Mr. Sankaran on January 28, 2005 - previously filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference.

(t).	*	Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 1995.

(u).	*	Schedule identifying material details of Executive Agreements.

(v).	*	Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan, as set forth in a Current Report on Form 8-K dated February 21, 2006, and incorporated herein by reference.

12.		Ratio of Earnings to Fixed Charges.

13.		Portions of our 2005 Annual Report to shareholders.

14.		Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, are available on our web site at http://www.investquest.com/iq/h/hban/main/cg/cg.htm.

21.		Subsidiaries of the Registrant.

23.(a).		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.(b).		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.		Power of Attorney.

31.(a).		Rule 13a-14(a) Certification -- Chief Executive Officer.

31.(b).		Rule 13a-14(a) Certification -- Chief Financial Officer.

32.(a).		Section 1350 Certification -- Chief Executive Officer.

32.(b).		Section 1350 Certification -- Chief Financial Officer.

99.(a).		Opinion of Ernst & Young LLP, Independent Registered Public Accounting Firm.

99.(b).		Written Agreement between Huntington Bancshares Incorporated and the Federal Reserve Bank of Cleveland dated
February 28, 2005, as set forth in a Current Report on Form 8-K dated March 2, 2005, and incorporated herein by reference.

*	Denotes management contract or compensatory plan or arrangement.