Form 10-Q
period 2006-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2006-05-10
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
There were 245,275,565 shares of Registrant’s without par value common stock outstanding on April 30, 2006.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,	March 31,
(in thousands, except number of shares)	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$797,258	$966,445	$914,699
Federal funds sold and securities purchased under resale agreements	349,098	74,331	144,980
Interest bearing deposits in banks	23,204	22,391	29,551
Trading account securities	111,208	8,619	100,135
Loans held for sale	311,138	294,344	252,932
Investment securities	5,034,359	4,526,520	4,052,875
Loans and leases
Commercial and industrial loans	6,940,649	6,809,208	6,064,019
Commercial real estate loans	4,877,382	4,036,171	4,526,510
Automobile loans	2,053,777	1,985,304	2,066,264
Automobile leases	2,154,883	2,289,015	2,476,098
Home equity loans	4,816,196	4,638,841	4,594,586
Residential mortgage loans	4,604,705	4,193,139	3,995,769
Other consumer loans	697,997	520,488	483,219

Total loans and leases	26,145,589	24,472,166	24,206,465
Allowance for loan and lease losses	(283,839)	(268,347)	(264,390)

Net loans and leases	25,861,750	24,203,819	23,942,075

Operating lease assets	174,839	229,077	466,550
Bank owned life insurance	1,060,305	1,001,542	973,164
Premises and equipment	375,740	360,677	354,979
Goodwill	579,246	212,530	212,200
Other intangible assets	60,563	4,956	5,580
Accrued income and other assets	927,201	859,554	732,879

Total assets	$35,665,909	$32,764,805	$32,182,599

Liabilities and shareholders’ equity
Liabilities
Deposits in domestic offices
Demand deposits — non-interest bearing	$3,776,790	$3,390,044	$3,186,187
Interest bearing	20,326,575	18,548,943	18,182,951
Deposits in foreign offices	451,798	470,688	401,835

Total deposits	24,555,163	22,409,675	21,770,973
Short-term borrowings	1,687,536	1,889,260	1,033,496
Federal Home Loan Bank advances	1,658,486	1,155,647	903,871
Other long-term debt	2,035,576	2,418,419	3,138,626
Subordinated notes	1,283,359	1,023,371	1,025,612
Allowance for unfunded loan commitments and letters of credit	39,301	36,957	31,610
Deferred income tax liability	685,559	743,655	781,152
Accrued expenses and other liabilities	640,749	530,320	907,486

Total liabilities	32,585,729	30,207,304	29,592,826

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 245,183,441; 224,106,172 and 232,002,213 shares, respectively.	2,548,185	2,491,326	2,484,832
Less 12,682,814; 33,760,083 and 25,864,042 treasury shares respectively.	(273,120)	(693,576)	(490,139)
Accumulated other comprehensive loss	(31,434)	(22,093)	(18,686)
Retained earnings	836,549	781,844	613,766

Total shareholders’ equity	3,080,180	2,557,501	2,589,773

Total liabilities and shareholders’ equity	$35,665,909	$32,764,805	$32,182,599

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005

Interest and fee income
Loans and leases
Taxable	$399,346	$325,595
Tax-exempt	509	312
Investment securities
Taxable	52,443	38,235
Tax-exempt	5,712	4,307
Other	6,777	7,656

Total interest income	464,787	376,105

Interest expense
Deposits	148,314	89,168
Short-term borrowings	14,665	4,828
Federal Home Loan Bank advances	14,488	8,683
Subordinated notes and other long-term debt	43,640	38,228

Total interest expense	221,107	140,907

Net interest income	243,680	235,198
Provision for credit losses	19,540	19,874

Net interest income after provision for credit losses	224,140	215,324

Operating lease income	19,390	46,732
Service charges on deposit accounts	41,222	39,418
Trust services	21,278	18,196
Brokerage and insurance income	15,193	13,026
Bank owned life insurance income	10,242	10,104
Other service charges and fees	11,509	10,159
Mortgage banking income	17,832	12,061
Securities gains (losses), net	(20)	957
Gains on sales of automobile loans	448	—
Other income	22,440	17,397

Total non-interest income	159,534	168,050

Operating lease expense	14,607	37,948
Personnel costs	131,557	123,981
Net occupancy	17,966	19,242
Outside data processing and other services	19,851	18,770
Equipment	16,503	15,863
Professional services	5,365	9,459
Marketing	7,798	6,454
Telecommunications	4,825	4,882
Printing and supplies	3,074	3,094
Amortization of intangibles	1,075	204
Other expense	15,794	18,380

Total non-interest expense	238,415	258,277

Income before income taxes	145,259	125,097
Provision for income taxes	40,803	28,578

Net income	$104,456	$96,519

Average common shares — basic	230,976	231,824
Average common shares — diluted	234,371	235,053

Per common share
Net income — basic	$0.45	$0.42
Net income — diluted	0.45	0.41
Cash dividends declared	0.25	0.20
See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Total

Three Months Ended March 31, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						96,519	96,519
Unrealized net losses on investment securities arising during the period, net of reclassification of net realized gains					(20,789)		(20,789)
Unrealized gains on cash flow hedging derivatives					13,006		13,006

Total comprehensive income							88,736

Cash dividends declared ($0.20 per share)						(46,349)	(46,349)
Stock options exercised		198	399	7,577			7,775
Other		430	188	1,543			1,973

Balance, end of period (Unaudited)	257,866	$2,484,832	(25,674)	$(490,139)	$(18,686)	$613,766	$2,589,773

Three Months Ended March 31, 2006 (Unaudited):
Balance, beginning of period	257,866	$2,491,326	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income						104,456	104,456
Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521						12,110	12,110
Unrealized net losses on investment securities arising during the period, net of reclassification of net realized gains					(18,694)		(18,694)
Unrealized gains on cash flow hedging derivatives					9,353		9,353

Total comprehensive income							107,225

Cash dividends declared ($0.25 per share)						(61,861)	(61,861)
Shares issued pursuant to acquisition		53,366	25,350	522,390			575,756
Stock based compensation expense, including related tax effects		4,273					4,273
Stock options exercised		(782)	569	11,671			10,889
Treasury shares purchased			(4,831)	(113,326)			(113,326)
Other		2	(11)	(279)			(277)

Balance, end of period (Unaudited)	257,866	$2,548,185	(12,683)	$(273,120)	$(31,434)	$836,549	$3,080,180

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands of dollars)	2006	2005

Operating activities
Net income	$104,456	$96,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	19,540	19,874
Depreciation on operating lease assets	13,437	34,703
Other depreciation and amortization	18,177	20,255
Mortgage servicing rights valuation adjustments, including amortization	(5,681)	1,001
Stock-based compensation expense, net of related tax effects	4,273	—
Deferred income tax (benefit) expense	(59,449)	2,195
(Increase) decrease in trading account securities	(23,845)	209,495
Originations of loans held for sale	(616,943)	(418,494)
Principal payments on and proceeds from loans held for sale	600,149	389,031
Losses (gains) on sales of investment securities	20	(957)
Gains on sales of loans	(448)	—
Increase of cash surrender value of bank owned life insurance	(10,242)	(10,104)
(Decrease) increase in payable to investors in sold loans	(7,134)	12,304
Other, net	(11,056)	54,036

Net cash provided by operating activities	25,254	409,858

Investing activities
Decrease (increase) in interest bearing deposits in banks	2,283	(7,153)
Net cash received for acquisition	66,507	—
Proceeds from:
Maturities and calls of investment securities	110,777	110,100
Sales of investment securities	61,687	672,375
Purchases of investment securities	(462,392)	(629,508)
Net loan and lease originations, excluding sales	(28,721)	(678,043)
Purchases of equipment for operating lease assets	(8,592)	(3,388)
Proceeds from sale of operating lease assets	47,952	85,843
Proceeds from sale of premises and equipment	1,692	28
Purchases of premises and equipment	(7,476)	(12,708)
Proceeds from sales of other real estate	2,311	37,347

Net cash used for investing activities	(213,972)	(425,107)

Financing activities
Increase in deposits	449,778	1,008,131
Decrease in short-term borrowings	(280,864)	(173,737)
Proceeds from issuance of subordinated notes	250,000	—
Proceeds from Federal Home Loan Bank advances	1,407,050	7,789
Maturity of Federal Home Loan Bank advances	(1,007,161)	(375,006)
Maturity of long-term debt	(380,390)	(860,000)
Dividends paid on common stock	(41,678)	(45,384)
Repurchases of common stock	(113,326)	—
Net proceeds from issuance of common stock	10,889	7,775

Net cash provided by (used for) financing activities	294,298	(430,432)

Change in cash and cash equivalents	105,580	(445,681)
Cash and cash equivalents at beginning of period	1,040,776	1,505,360

Cash and cash equivalents at end of period	$1,146,356	$1,059,679

Supplemental disclosures:
Income taxes paid	$45,874	$14,239
Interest paid	212,279	123,706
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	49,060	36,804
Stock issued for purchase acquisition	575,756	—
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC or Commission) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to the Consolidated Financial Statements appearing in Huntington’s 2005 Annual Report on Form 10-K (2005 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the 2006 presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 — New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123R) - Statement 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed pro forma net income under the preferable fair-value-based method. Effective January 1, 2006, Huntington has adopted Statement 123R. The impact of adoption to Huntington’s results of operations is presented in Note 10.
Financial Accounting Standards Board (FASB) Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) - In May 2005, the FASB issued Statement No. 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement was not material to Huntington’s financial condition, results of operations, or cash flows.
FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (Statement No. 155) - On February 16, 2006, the FASB issued Statement No. 155. Statement No. 155 amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. Statement No. 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. Statement No. 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement 125 (Statement No. 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. Huntington adopted Statement No. 155 effective January 1, 2006, with no impact to reported financial results.

FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (Statement No. 156) - In March 2006, the FASB issued Statement No. 156, an amendment of Statement No. 140. The Statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits Huntington to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The statement is effective for fiscal years beginning after September 15, 2006, and allows early adoption as of the beginning of a fiscal year for which the entity has not previously issued interim financial statements. Huntington elected to adopt the provisions of Statement No. 156 for mortgage servicing rights effective January 1, 2006 and has recorded mortgage servicing assets using the fair value provision of the standard. The adoption of Statement No. 156 resulted in an $18.6 million increase in the carrying value of mortgage servicing right assets as of January 1, 2006. The cumulative effect of this change was $12.1 million, net of taxes, which is reflected as an increase in retained earnings in the Condensed Consolidated Statement of Shareholders’ Equity. (See Note 5).
Proposed Interpretation of Statement No. 109, Accounting for Uncertain Tax Positions - In July 2005, the FASB issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under Statement No. 109, Accounting for Income Taxes. The exposure draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the interpretation was originally scheduled for December 31, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. In January 2006, FASB decided to make forthcoming rules on certain tax positions effective in 2007. FASB also moved to a view that such recognition should be changed from the tax position being ''probable of being sustained on audit based solely on the technical merits of the position’’ to a less stringent benchmark of ''more likely than not’’ that the position would be sustained on audit or final resolution through legal action or settlement. FASB expects to publish the planned rules on uncertain tax positions in 2006. Huntington is currently evaluating the impact this proposed interpretation will have on its consolidated financial statements.
Proposed FASB amendment to FAS 128, Earnings Per Share - In September 2005, the FASB issued an Exposure Draft, Earnings Per Share, an amendment of FASB Statement No. 128. This Exposure Draft would amend FASB Statement No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares and contingently issuable shares. The proposed Exposure Draft as currently drafted would be effective for interim and annual periods ending after June 15, 2006. Retrospective application would be required for all changes to FASB Statement No. 128, except that retrospective application would be prohibited for contracts that were either settled in cash prior to adoption or modified prior to adoption to require cash settlement. Huntington does not expect adoption of this Statement to have a material effect on the calculation of basic or diluted earnings per share.
Proposed FASB amendment to FAS 132, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R - In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Exposure Draft would amend the FASB Statements No. 87, 88, 106 and 132R. The intent of the Exposure Draft is to require an employer to recognize in its statement of financial position the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. The comment deadline on this Exposure Draft is May 31, 2006, with a planned effective date for fiscal years ending after December 31, 2006. The Company is reviewing the Exposure Draft and evaluating the impact on its consolidated financial statements. Management estimates that, based on the provisions of the exposure draft, that, based on the carrying value of its net pension asset at December 31, 2005, the proposed standard would result in a write-down of its pension asset by $155.7 million which would decrease other comprehensive income by $101.2 million in the period that the standard is adopted.

Note 3 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), and the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and would remain in effect until terminated by the banking regulators.
     On October 6, 2005, Huntington announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. Huntington was verbally advised that it was in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflected that Huntington and the Bank met both the “well-capitalized” and “well-managed” criteria under the GLB Act. Management believes that the changes it has already made, and is in the process of making, will address the FRBC issues fully and comprehensively.
Note 4 — Business Combination
     On March 1, 2006, Huntington completed its merger with Canton, Ohio-based Unizan Financial Corp. (Unizan). Unizan operated 42 banking offices in five metropolitan markets in Ohio: Canton, Columbus, Dayton, Newark and Zanesville.
     Under the terms of the merger agreement announced January 27, 2004 and amended November 11, 2004, Unizan shareholders of record as of the close of trading on February 28, 2006, received 1.1424 shares of Huntington common stock for each share of Unizan. The assets and liabilities of the acquired entity were recorded on the Company’s balance sheet at their fair values as of the acquisition date. Unizan’s results of operations have been included in the Company’s consolidated statement of income since the acquisition date.
     The following table shows the excess purchase price over carrying value of net assets acquired, preliminary purchase price allocation, and resulting goodwill:

(in thousands)	March 1, 2006

Purchase price	$575,793
Carrying value of net assets acquired	(194,996)

Excess of purchase price over carrying value of net assets acquired	380,797

Purchase accounting adjustments:
Loans and leases	16,870
Premises and equipment	322
Accrued income and other assets	1,148
Deposits	748
Subordinated notes	2,845
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	8,830

Goodwill and other intangible assets	423,398
Less other intangible assets
Core deposit intangible	(45,000)
Other identifiable intangible assets	(11,682)

Other intangible assets	(56,682)

Goodwill	$366,716

     Huntington has not formalized its determination of the fair value of acquired assets and liabilities and will adjust goodwill upon completion of the valuation process.
     Of the $56.7 million of acquired intangible assets, $45.0 million was assigned to core deposit intangible and $11.7 million was assigned to customer relationship intangibles. The core deposit and customer relationship intangibles have a weighted average useful life of 10 years and 15 years, respectively.

     Goodwill resulting from the transaction totaled $366.7 million and was assigned to Regional Banking and the Private Financial and Capital Markets Group in the amount of $348.7 million and $18.0 million, respectively.
     The following table summarizes the estimated fair value of the net assets acquired on March 1, 2006 related to the acquisition of Unizan:

(in thousands)	March 1, 2006

Assets
Cash and due from banks	$66,544
Interest bearing deposits in banks	3,096
Investment securities	300,416
Loans and leases	1,665,602
Allowance for loan and lease losses	(22,187)

Net loans and leases	1,643,415

Bank owned life insurance	48,521
Premises and equipment	21,079
Goodwill	366,716
Other intangible assets	56,682
Accrued income and other assets	21,121

Total assets	2,527,590

Liabilities
Deposits	1,696,124
Short-term borrowings	79,140
Federal Home Loan Bank advances	102,950
Subordinated notes	23,464
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	38,281

Total liabilities	1,951,797

Purchase price	$575,793

     Huntington’s consolidated financial statements include the results of operations of Unizan only since March 1, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of Huntington on a pro forma basis, as if the Unizan acquisition had occurred at the beginning of 2006 and 2005.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005
Net interest income	$255,282	$251,971
Provision for credit losses	(19,912)	(21,169)

Net interest income after provision for credit losses	235,370	230,802

Non-interest income	163,360	175,054
Non-interest expense	(246,879)	(276,080)

Income before income taxes	151,851	129,776
Provision for income taxes	(42,800)	(30,380)

Net income	$109,051	$99,396

Net income per common share
Basic	$0.44	$0.39
Diluted	0.43	0.38

Average common shares outstanding
Basic	247,869	257,058
Diluted	251,264	260,414
     The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, and amortization of newly created intangibles and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings, or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
Note 5 — Loan Sales and Securitizations
Automobile loans
     Huntington sold $169.8 million of automobile loans in the first quarter of 2006, resulting in pre-tax gains of $0.4 million. There were no automobile loan sales in the first quarter of 2005.
     A servicing asset is established at an initial carrying value based on the relative fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption, and if actual payoff is quicker than expected, then future value would be impaired.
     Changes in the carrying value of automobile loan servicing rights for the three months ended March 31, 2006 and 2005, and the fair value at the end of each period were as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Carrying value, beginning of period	$10,805	$20,286
New servicing assets	998	—
Amortization	(2,193)	(3,240)

Carrying value, end of period	$9,610	$17,046

Fair value, end of period	$11,086	$17,844

     Huntington has retained servicing responsibilities and receives annual servicing fees from 0.55% to 1.00% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.4 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively.
Residential Mortgage Loans
     A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. Effective January 1, 2006, the Company early adopted Statement No. 156. The same risk management practices are applied to all MSRs and, accordingly, MSRs were identified as a single asset class and were re-measured to fair value as of January 1, 2006 with an adjustment to retained earnings.
     At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used at the time to estimate the fair value of the total MSR portfolio. Subsequent to initial capitalization, MSR assets are carried at fair value and are included in other assets. Any increase or decrease in fair value during the period is recorded as an increase or decrease in servicing income, which is reflected in non-interest income in the consolidated income statement.

     A summary of the changes in MSR fair value during the quarter follows:

Three Months Ended
March 31,
(in thousands)	2006

Carrying value at December 31, 2005	$91,259
Cumulative effect in change in accounting principle	18,631

Fair value after cumulative effect in change in accounting principle	109,890
New servicing assets created	5,777
Servicing assets acquired	1,909
Change in fair value during the period	5,681

Fair value at March 31, 2006	$123,257

     MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs occur, the precise terms and conditions are typically not readily available. Therefore, the fair value of MSRs is estimated using a discounted future cash flow model. The model considers portfolio characteristics, contractually specified servicing fees and assumptions related to prepayments, delinquency rates, late charges, other ancillary revenues, costs to service, and other economic factors. Changes in the assumptions used may have a significant impact on the valuation of MSRs.
     A summary of key assumptions and the sensitivity of the MSR value at March 31, 2006 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change

Constant pre-payment rate	11.48%	$(5,145)	$(9,820)
Discount rate	9.37	(4,543)	(8,764)
     MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly impacted by the level of prepayments. The Company hedges against changes in MSR fair value attributable to changes in interest rates through a combination of derivative instruments and trading securities.
     Prior to 2006, servicing rights were evaluated quarterly for impairment based on the fair value of those rights, using a disaggregated approach. The fair value of the servicing rights was determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs, and other economic factors. Temporary impairment was recognized in a valuation allowance against the mortgage servicing rights.
     Changes in the impairment allowance of mortgage servicing rights for the three months ended March 31, 2005, were as follows:

Three Months Ended
March 31,
(in thousands)	2005

Balance, beginning of period	$(4,775)
Impairment charges	(1,180)
Impairment recovery	4,940

Balance, end of period	$(1,015)

     A summary of servicing fee income earned during the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Servicing fees	$5,924	$5,394
Late fees	610	505
Ancillary fees	253	126

Total fee income	$6,787	$6,025

Note 6 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at March 31, 2006, December 31, 2005, and March 31, 2005:

	March 31, 2006		December 31, 2005		March 31, 2005
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$—	$—	$—	$—	$—	$—
1-5 years	21,253	20,466	23,446	22,893	24,739	24,376
6-10 years	2,946	3,014	753	782	248	260
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	24,199	23,480	24,199	23,675	24,987	24,636

Federal agencies
Mortgage backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	29,853	28,698	31,058	30,047	17,649	17,296
6-10 years	—	—	—	—	20,835	20,442
Over 10 years	1,244,278	1,197,187	1,278,540	1,248,975	644,058	625,922

Total mortgage-backed Federal agencies	1,274,131	1,225,885	1,309,598	1,279,022	682,542	663,660

Other agencies
Under 1 year	45,099	44,247	—	—	—	—
1-5 years	252,770	241,958	296,945	286,754	535,760	522,427
6-10 years	51,048	47,467	52,440	49,712	450,231	430,329
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	348,917	333,672	349,385	336,466	985,991	952,756

Total Federal agencies	1,623,048	1,559,557	1,658,983	1,615,488	1,668,533	1,616,416

Municipal securities
Under 1 year	65	65	65	65	63	63
1-5 years	145	145	145	145	361	362
6-10 years	154,741	151,982	144,415	143,597	82,923	81,932
Over 10 years	393,470	390,206	400,156	401,043	309,063	309,442

Total municipal securities	548,421	542,398	544,781	544,850	392,410	391,799

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	663,447	651,017	402,959	393,569	435,931	428,839

Total private label CMO	663,447	651,017	402,959	393,569	435,931	428,839

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,503	30,445	31,663	31,659	30,000	30,000
6-10 years	—	—	—	—	6,385	6,419
Over 10 years	2,071,020	2,071,735	1,757,031	1,757,121	1,404,743	1,409,855

Total asset backed securities	2,101,523	2,102,180	1,788,694	1,788,780	1,441,128	1,446,274

Other
Under 1 year	2,400	2,400	1,700	1,700	2,100	2,109
1-5 years	9,800	9,808	10,997	11,051	11,005	11,219
6-10 years	1,252	1,186	2,062	2,063	2,655	2,622
Over 10 years	44	43	44	43	35,149	37,922
Non-marketable equity securities	136,123	136,123	89,661	89,661	85,568	85,568
Marketable equity securities	5,271	6,167	55,058	55,640	5,190	5,471

Total other	154,890	155,727	159,522	160,158	141,667	144,911

Total investment securities	$5,115,528	$5,034,359	$4,579,138	$4,526,520	$4,104,656	$4,052,875

Duration in years (1)		2.8		2.8		2.8

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     Based upon its assessment, Management does not believe any individual unrealized loss at March 31, 2006, represents an other-than-temporary impairment. In addition, Huntington has the ability to hold these securities for a time necessary, including to maturity, to recover the amortized cost. There were no securities classified as held to maturity at March 31, 2006.
     Other securities include Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt and marketable equity securities.
Note 7 — Other Comprehensive Income
The components of Huntington’s other comprehensive income in the three months ended March 31, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005

Unrealized losses on investment securities arising during the period:
Unrealized net losses	$(28,571)	$(31,165)
Related tax benefit	9,864	10,998

Net	(18,707)	(20,167)

Reclassification adjustment for net losses (gains) from sales of investment securities realized during the period:
Realized net losses (gains)	20	(957)
Related tax (benefit) expense	(7)	335

Net	13	(622)

Total unrealized net losses on investment securities arising during the period, net of reclassification of net realized gains and losses	(18,694)	(20,789)

Unrealized gains on cash flow hedging derivatives arising during the period:
Unrealized net gains	14,389	20,009
Related tax expense	(5,036)	(7,003)

Net	9,353	13,006

Total other comprehensive (loss) income	$(9,341)	$(7,783)

     Activity in accumulated other comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Unrealized losses	Unrealized gains on	Minimum
	on investment	cash flow hedging	pension
(in thousands)	securities	derivatives	liability	Total

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	(20,789)	13,006	—	(7,783)

Balance, March 31, 2005	$(33,472)	$17,258	$(2,472)	$(18,686)

Balance, December 31, 2005	$(34,016)	$15,206	$(3,283)	$(22,093)
Period change	(18,694)	9,353	—	(9,341)

Balance, March 31, 2006	$(52,710)	$24,559	$(3,283)	$(31,434)

Note 8 — Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for dilutive stock options. The calculation of basic and diluted earnings per share for each of the three months ended March 31 is as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005

Net income	$104,456	$96,519

Average common shares outstanding	230,976	231,824
Dilutive potential common shares	3,395	3,229

Diluted average common shares outstanding	$234,371	$235,053

Earnings per share
Basic	$0.45	$0.42
Diluted	0.45	0.41
     The average market price of Huntington’s common stock for the period was used in determining the dilutive effect of outstanding stock options. Dilutive potential common shares include stock options and options held in deferred compensation plans. Dilutive potential common shares are computed based on the number of shares subject to options that have an exercise price less than the average market price of Huntington’s common stock for the period.
     Options on approximately 5.7 million and 2.6 million shares were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $25.68 per share and $26.96 per share at the end of the same respective periods.
Note 9 — Stock-Based Compensation
     Huntington sponsors nonqualified and incentive stock option plans. These plans provide for the granting of stock options to officers, directors and other employees at the market price on the date of the grant. Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 26.5 million options to purchase shares of common stock authorized for issuance under the plans at March 31, 2006, 21.0 million were outstanding and 5.5 million were available for future grants. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted beginning in May 2004 have a maximum term of seven years.
     On January 1, 2006, Huntington adopted the fair value recognition provisions of Statement No. 123R relating to its stock-based compensation plans. Prior to January 1, 2006, Huntington had accounted for stock-based compensation plans under the intrinsic value method promulgated by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Under the modified prospective method of Statement No. 123R, compensation expense was recognized during the three months ended March 31, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123 and for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Stock-based compensation expense was recorded in personnel costs in the consolidated statement s of income. Huntington’s financial results for the prior periods have not been restated.

     The following table represents the impact of adoption of Statement 123R on Huntington’s income before income taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006.

Stock-based
compensation
(in millions, except per share amounts)	expense
Income before income taxes	$4.3
Net income	2.8
Earnings per share
Basic	$0.01
Diluted	0.01
     Prior to the adoption of Statement 123R, Huntington presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, the benefits of tax deductions in excess of recognized compensation cost included in net financing cash flows was not significant.
     Consistent with the valuation method used for the disclosure only provisions of Statement No. 123, Huntington is using the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in personnel costs on the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended
	March 31,
	2006	2005

Assumptions
Risk-free interest rate	4.47%	4.13%
Expected dividend yield	4.32	3.47
Expected volatility of Huntington’s common stock	22.2	26.3
Expected option term (years)	6.0	6.0
     The weighted-average fair value of each option granted for the three months ended March 31, 2006 and 2005 was $4.33 per share and $4.85 per share, respectively.
     The following pro forma disclosures for net income and earnings per diluted common share for the three months ended March 31, 2005 are presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options.

Three Months Ended
(in millions, except per share amounts)	March 31, 2005

Pro forma results
Net income, as reported	$96.5
Pro forma expense, net of tax	(2.9)

Pro forma net income	$93.6

Net income per common share:
Basic, as reported	$0.42
Basic, pro forma	0.40
Diluted, as reported	0.41
Diluted, pro forma	0.40

     Huntington’s stock option activity and related information for the three months ended March 31, 2006 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2006	21,004	$21.11
Granted	10	23.39
Acquired (1)	655	16.56
Exercised	(613)	16.74
Forfeited/expired	(111)	21.95

Outstanding at March 31, 2006	20,945	21.09	5.4	72,454

Exercisable at March 31, 2006	13,116	$20.11	5.0	$59,879

(1)	Relates to option plans acquired from the merger with Unizan.
     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $4.5 million.
     Huntington issues shares to fulfill stock option exercises from available shares held in treasury. At March 31, 2006, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2006.
     The following table summarizes the status of Huntington’s nonvested options for the three months ended March 31, 2006:

		Weighted-
		Average
		Grant Date
(in thousands, except per share amounts)	Options	Fair Value

Nonvested at January 1, 2006	7,956	$5.53
Granted	10	4.33
Acquired (1)	19	4.61
Vested	(51)	5.19
Forfeited	(105)	5.58

Nonvested at March 31, 2006	7,829	$5.52

(1)	Relates to option plans acquired from the merger with Unizan.
     As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $25.4 million with a weighted-average expense recognition period of 1.8 years. The total fair value of options vested during the three months ended March 31, 2006 was $0.3 million.
     Additional information regarding options outstanding as of March 31, 2006, is as follows:

(in thousands, except per share amounts)	Options Outstanding			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$11.03 to $15.00	805	5.0	$14.26	805	$14.26
$15.01 to $20.00	8,109	5.3	18.06	6,680	17.66
$20.01 to $25.00	9,749	6.2	22.74	3,367	21.57
$25.01 to $28.35	2,282	2.8	27.22	2,264	27.24

Total	20,945	5.4	$21.09	13,116	$20.11

Note 10 — Benefit Plans
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
     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2006	2005	2006	2005

Service cost	$4,309	$3,545	$337	$353
Interest cost	5,539	4,753	565	778
Expected return on plan assets	(8,220)	(6,096)	—	—
Amortization of transition asset	—	(1)	276	276
Amortization of prior service cost	1	1	95	94
Settlements	1,000	750	—	—
Recognized net actuarial loss	4,377	2,673	(181)	—

Benefit expense	$7,006	$5,625	$1,092	$1,501

     There is no expected minimum contribution for 2006 to the Plan.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million and $0.6 million for the three-month periods ended March 31, 2006 and 2005, respectively.
     Huntington has a defined contribution plan that is available to eligible employees. Matching contributions by Huntington equal 100% on the first 3%, then 50% on the next 2%, of participant elective deferrals. The cost of providing this plan was $2.6 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively.

Note 11 — Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at March 31, 2006, December 31, 2005, and March 31, 2005, were as follows:

	March 31,	December 31,	March 31,
(in millions)	2006	2005	2005

Contract amount represents credit risk
Commitments to extend credit
Commercial	$3,295	$3,316	$4,253
Consumer	3,410	3,046	2,942
Commercial real estate	1,648	1,567	880
Standby letters of credit	1,095	1,079	956
Commercial letters of credit	43	47	51
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $5.3 million, $4.0 million, and $3.6 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At March 31, 2006, December 31, 2005, and March 31, 2005, Huntington had commitments to sell residential real estate loans of $406.3 million, $348.3 million, and $388.5 million, respectively. These contracts mature in less than one year.
     During the 2005 second quarter, Huntington entered into a two-year agreement to sell about 50% of monthly automobile loan production at the cost of such loans, subject to certain limitations, provided the production meets certain pricing, asset quality, and volume parameters. At March 31, 2006, approximately $67.3 million of automobile loans related to this commitment were classified as held for sale.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 12 — Derivative Financial Instruments
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
     Market risk, which is the possibility that economic value of net assets or net interest income will be adversely affected by changes in interest rates or other economic factors, is managed through the use of derivatives. Derivatives are sold to meet customers’ financing needs and, like other financial instruments, contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counter-party fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contractual provisions.
Asset and Liability Management
     Derivatives that are used in asset and liability management are classified as fair value hedges or cash flow hedges and are required to meet specific criteria. To qualify as a hedge, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes identifying the item and risk being hedged, the derivative being used, and how the effectiveness of the hedge is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. Correlation is evaluated on a retrospective and prospective basis using quantitative measures. If a hedge relationship is found not to be effective, the derivative no longer qualifies as a hedge and any excess gains or losses attributable to ineffectiveness, as well as subsequent changes in its fair value, are recognized in other income.
     For fair value hedges, deposits, short-term borrowings, and long-term debt are effectively converted to variable-rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract’s underlying notional amount. Forward contracts, used primarily in connection with mortgage banking activities, can be settled in cash at a specified future date based on the differential between agreed interest rates applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings.
     For cash flow hedges, the Company enters into interest rate swap contracts which require the payment of fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to fixed-rate. This reduces the potentially adverse impact of increases in interest rates on future interest expense. In like fashion, certain LIBOR-based commercial and industrial loans are effectively converted to fixed-rate by entering into contracts that swap variable-rate interest for fixed-rate interest over the life of the contracts. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings, but are reported as a component of accumulated other comprehensive income in shareholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings.

          Derivatives used to manage interest rate risk at March 31, 2006, are shown in the table below:

	Notional	Average Maturity	Fair	Weighted-Average Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps
Receive fixed — generic	$925,250	9.1	$(6,348)	5.12%	4.94%
Receive fixed — callable	665,000	6.9	(19,856)	4.44	4.64
Pay fixed — generic	490,000	3.6	(1,363)	4.50	5.04

Total liability conversion swaps	$2,080,250	7.1	$(27,567)	4.76%	4.87%

          During the first quarter, Huntington terminated asset and liability conversion interest rate swaps with a total notional value of $2.5 billion. The terminations generated gross gains of $34.9 million and gross losses of $34.5 million, resulting in a net deferred gain of $0.4 million. The net gain is being amortized into interest income over the remainder of the original terms of the terminated swaps as follows: 2006 ($2.2 million), 2007 $2.2 million, 2008 ($1.4 million), 2009 $0.2 million, and 2010 $1.6 million. The values in the above table must be viewed in the context of the overall financial structure of Huntington, including the aggregate net position of all on- and off-balance sheet financial instruments.
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
          The following table represents the gross notional value of derivatives used to manage interest rate risk at March 31, 2006, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of overall interest rate risk management activities to assess the impact on the net interest margin.

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Deposits	$790,250	$165,000	$955,250
Federal Home Loan Bank advances	—	325,000	325,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at March 31, 2006	$1,590,250	$490,000	$2,080,250

          Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At March 31, 2006, December 31, 2005, and March 31, 2005, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $21.3 million, $26.2 million, and $20.0 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
          These derivative financial instruments were entered into for the purpose of mitigating the interest rate risk embedded in assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase to net interest income of $0.6 million and $7.6 million, for the three months ended March 31, 2006 and 2005, respectively.

Derivatives Used in Mortgage Banking Activities
          Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale. For derivatives that are used in hedging mortgage loans held for sale, ineffective hedge gains and losses are reflected in mortgage banking revenue in the income statement. Mortgage loan commitments and the related hedges are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities as of March 31, 2006 and 2005:

	At March 31,
(in thousands)	2006	2005

Derivative assets:
Interest rate lock agreements	$250	$453
Forward trades	3,053	3,994

Total derivative assets	3,303	4,447

Derivative liabilities:
Interest rate lock agreements	(1,650)	(1,695)
Forward trades	(32)	(205)

Total derivative liabilities	(1,682)	(1,900)

Net derivative asset	$1,621	$2,547

Derivatives Used in Trading Activities
          Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. They are used to manage fluctuating interest rates as exposure to loss from interest rate contracts changes.
          Supplying these derivatives to customers results in fee income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $3.0 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, for which the related interest rate risk is offset by third parties, was $4.3 billion, $4.2 billion, and $4.3 billion at March 31, 2006, December 31, 2005, and March 31, 2005. Huntington’s credit risk from interest rate swaps used for trading purposes was $56.2 million, $44.3 million, and $46.1 million at the same dates.
          In connection with its securitization activities, interest rate caps were purchased with a notional value totaling $0.8 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $0.8 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income in accordance with accounting principles generally accepted in the United States.

Note 13 – Shareholders’ Equity
Share Repurchase Program:
          On October 18, 2005, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2005 Repurchase Program). The 2004 Repurchase Program, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program.
          Listed below is the share repurchase activity under the 2005 Repurchase Program for the three months ended March 31, 2006:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs (1)	Plans or Programs(1)

January 1, 2006 to January 31, 2006	831,000	$23.27	6,006,000	8,994,000
February 1, 2006 to February 28, 2006	1,500,000	22.91	7,506,000	7,494,000
March 1, 2006 to March 31, 2006	2,500,000	23.85	10,006,000	4,994,000

Total	4,831,000	$23.46	10,006,000	4,994,000

(1)	Information is as of the end of the period.
          On April 20, 2006, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The 2006 Repurchase Program does not have an expiration date. The 2005 Repurchase Program with 5 million shares remaining, was canceled and replaced by the 2006 Repurchase Program. The Company expects to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.

Note 14 – Segment Reporting
          Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes the Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
          The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and commercial customers located in eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 375 branches, nearly 1,000 ATMs, plus on-line and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 59% and 78% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,500 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Georgia, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealerships’ floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has have been in this line of business for over 50 years.
Private Financial and Capital Markets Group (PFCMG): This segment provides products and services designed to meet the needs of the Company’s higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities and bank owned life insurance.
Use of Operating Earnings to Measure Segment Performance
          Management uses earnings on an operating basis, rather than on a GAAP (reported) basis, to measure underlying performance trends for each business segment. Operating earnings represent reported earnings adjusted to exclude the impact of the significant items listed in the reconciliation table below. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities.
          Listed below is certain financial information for the first quarter 2006 and 2005 reported results by line of business. For the three months ended March 31, 2006 and 2005, operating earnings were the same as reported earnings.

	Three Months Ended March 31,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2006
Net interest income	$208,212	$34,671	$17,607	$(16,810)	$243,680
Provision for credit losses	(10,325)	(7,762)	(1,453)	—	(19,540)
Non-interest income	77,807	26,976	40,895	13,856	159,534
Non-interest expense	(151,839)	(31,901)	(32,124)	(22,551)	(238,415)
Income taxes	(43,349)	(7,694)	(8,724)	18,964	(40,803)

Operating / reported net income	$80,506	$14,290	$16,201	$(6,541)	$104,456

2005
Net interest income	$185,030	$37,906	$16,845	$(4,583)	$235,198
Provision for credit losses	(12,318)	(6,931)	(625)	—	(19,874)
Non-interest income	71,199	53,143	32,051	11,657	168,050
Non-interest expense	(150,313)	(56,588)	(33,449)	(17,927)	(258,277)
Income taxes	(32,759)	(9,636)	(5,188)	19,005	(28,578)

Operating / reported net income	$60,839	$17,894	$9,634	$8,152	$96,519

	Assets at			Deposits at

Balance Sheets	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions of dollars)	2006	2005	2005	2006	2005	2005

Regional Banking	$20,769	$18,857	$18,157	$20,233	$17,957	$17,540
Dealer Sales	5,467	5,612	6,091	64	65	69
PFCMG	2,090	2,010	1,944	1,177	1,180	1,155
Treasury / Other	7,340	6,286	5,991	3,081	3,208	3,007

Total	$35,666	$32,765	$32,183	$24,555	$22,410	$21,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
          Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, and private mortgage insurance; reinsure credit life and disability insurance; and sell other insurance and financial products and services. Our banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Certain activities are also conducted in Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, and Tennessee. We have a foreign office in the Cayman Islands and another in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is our only bank subsidiary.
          The following discussion and analysis provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in our 2005 Annual Report on Form 10-K (2005 Form 10-K), as updated by the information contained in this report, should be read in conjunction with this interim MD&A.
          You should note the following discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors and bank regulatory agreements. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Factors Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion - Describes our lines of business, provides an overview of financial performance for each line of business, and provides additional discussion of trends underlying consolidated financial performance.
Forward-Looking Statements
          This report, including MD&A, contains forward-looking statements. These include descriptions of products or services, plans or objectives for future operations, including any pending acquisitions, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
          By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, those set forth under Risk Factors of our 2005 Form 10-K, and other factors described in this report and from time to time in our other filings with the SEC.
          You should understand forward-looking statements to be strategic objectives and not absolute forecasts of future performance. Forward-looking statements speak only as of the date they are made. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events.

Risk Factors
          We, like other financial companies, are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that we and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. (More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2005 Form 10-K.)
Critical Accounting Policies and Use of Significant Estimates
          Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2005 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
          An accounting estimate requires assumptions about uncertain matters that could have a material effect on the financial statements if a different amount within a range of estimates were used or if estimates changed from period-to-period. Readers of this report should understand that estimates are made under facts and circumstances at a point in time, and changes in those facts and circumstances could produce actual results that differ from when those estimates were made.
Formal Regulatory Supervisory Agreements
          On March 1, 2005, we announced that we had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), and the Bank had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance our corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and would remain in effect until terminated by the banking regulators.
          On October 6, 2005, we announced that the OCC had lifted its formal written agreement with the Bank dated February 28, 2005, and that the FRBC written agreement remained in effect. We were verbally advised that we were in full compliance with the financial holding company and financial subsidiary requirements under the Gramm-Leach-Bliley Act (GLB Act). This notification reflected that we, and the Bank, met both the “well-capitalized” and “well-managed” criteria under the GLB Act. We believe that the changes we have already made, and are in the process of making, will address the FRBC issues fully and comprehensively.

DISCUSSION OF RESULTS OF OPERATIONS
          This section provides a review of financial performance from a consolidated perspective. It also includes a Significant Factors Influencing Financial Performance Comparisons section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed in this section. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, this section should be read in conjunction with the Lines of Business Discussion.
Summary
          Earnings comparisons of 2006 first quarter performance with that of the 2005 first and fourth quarters were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding our income statement, balance sheet, and credit quality trends and the comparison of the current quarter performance with that of previous quarters. The key factors impacting the current reporting period comparisons are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows this summary discussion of results.
2006 First Quarter versus 2005 First Quarter
          Net income for the first quarter of 2006 was $104.5 million, or $0.45 per common share, up 8% and 10%, respectively, from $96.5 million, or $0.41 per common share, in the year-ago quarter. This $7.9 million increase in net income primarily reflected the positive impacts of:
•	$18.8 million, or 16%, increase in non-interest income before operating lease income, primarily reflecting broad-based growth in various fee income activities including mortgage banking, other income, trust services, brokerage and insurance revenue, service charges on deposit accounts, and other service charges and fees. (See Non-interest Income discussion for details.)

•	$8.5 million, or 4%, increase in net interest income reflecting 4% growth in average earning assets (5% in average loans and leases), and a slightly higher net interest margin (3.32% in the 2006 first quarter versus 3.31% in the year-ago quarter). (See Net Interest Income discussion for details.)

•	$0.3 million, or 2%, decline in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)
     Partially offset by:
•	$12.2 million increase in provision for income taxes as the effective tax rate increased to 28.1% from 22.8%, primarily due to an increase in pre-tax earnings and the benefit from the federal tax loss carry back impacting only the 2005 provision for income tax expense. (See Provision for Income Taxes discussion for details.)

•	$4.0 million decline in the net contribution from operating leases ($27.3 million decline in operating lease income partially offset by a $23.3 million decline in operating lease expense) as that portfolio continued its expected run-off. (See Operating Lease Assets discussion for details.)

•	$3.5 million, or 2%, increase in non-interest expense before operating lease expense mostly attributable to higher personnel, marketing, and outside data processing costs, partially offset by declines in professional services, other, and net occupancy expenses. Personnel costs also increased, in part, as a result of expensing stock options in the first quarter of 2006. (See Non-interest Expense before operating lease expense discussion for details.)
          The return on average assets (ROA) and return on average equity (ROE) in the 2006 first quarter were 1.26% and 15.5%, respectively. While the ROA increased from 1.20% in the year-ago quarter, the ROE was unchanged (see Table 1).

2006 First Quarter versus 2005 Fourth Quarter
          Net income for the first quarter of 2006 was $104.5 million, or $0.45 per common share, up 4% and 2%, respectively, from $100.6 million, or $0.44 per common share, in the 2005 fourth quarter. This $3.9 million increase in net income primarily reflected the positive impacts of:
•	$17.2 million, or 14%, increase in non-interest income before operating lease income, primarily reflecting a decline in securities losses and broad-based growth in various fee income activities including mortgage banking, brokerage and insurance revenue, and trust services income. Non-interest income categories that declined from the 2005 fourth quarter included service charges on deposit accounts (influenced by seasonal factors) and other income. (See Non-interest Income discussion for details.)

•	$11.3 million decline in provision for credit losses as the 2005 fourth quarter provision expense was influenced by the establishment of reserves associated with that quarter’s increase in non-performing loans (NPLs). Net charge-offs in the 2006 first quarter were higher than in the prior quarter, reflecting the resolution of certain of the 2005 fourth quarter’s NPLs, for which reserves had already been established. Non-performing assets at March 31, 2006 were higher than at December 31, 2005, with the majority of the increase reflecting NPAs acquired in the Unizan merger. (See Provision for Credit Losses and the Credit Risk discussions for details.)
     Partially offset by:
•	$12.2 million, or 6%, increase in non-interest expense before operating lease expense primarily due to higher personnel costs, reflecting higher benefits expense mostly due to seasonal factors, as well as higher salaries partially influenced by the Unizan merger and stock option expensing. These increases were partially offset by declines in other and professional services expenses. (See Non-interest Expense discussion for details.)

•	$11.6 million increase in provision for income taxes as the effective tax rate increased to 28.1% from 22.5%, primarily due to an increase in pre-tax earnings and the benefit from the federal tax loss carry back impacting only the 2005 provision for income tax expense. (See Provision for Income Taxes discussion for details.)

•	$0.8 million decline in the net contribution from operating leases ($5.0 million decline in operating lease income partially offset by a $4.1 million decline in operating lease expense) as that portfolio continued its expected run-off. (See Operating Lease Assets discussion for details.)
          Net interest income was essentially unchanged from the 2005 fourth quarter, reflecting 3% growth in average earning assets (two thirds of which was primarily attributable to the Unizan merger), offset by a decline in the net interest margin (3.32% in the 2006 first quarter versus 3.34% in the 2005 fourth quarter). (See Net Interest Income discussion for details.)
          The ROA and ROE in the 2006 first quarter were 1.26% and 15.5%, respectively. While the ROA increased slightly from 1.22% in the 2005 fourth quarter, the ROE was unchanged (see Table 1).

Table 1 — Selected Quarterly Income Statement Data

	2006	2005
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Interest income	$464,787	$442,476	$420,858	$402,326	$376,105
Interest expense	221,107	198,800	179,221	160,426	140,907

Net interest income	243,680	243,676	241,637	241,900	235,198
Provision for credit losses	19,540	30,831	17,699	12,895	19,874

Net interest income after provision for credit losses	224,140	212,845	223,938	229,005	215,324

Service charges on deposit accounts	41,222	42,083	44,817	41,516	39,418
Trust services	21,278	20,425	19,671	19,113	18,196
Brokerage and insurance income	15,193	13,101	13,948	13,544	13,026
Bank owned life insurance income	10,242	10,389	10,104	10,139	10,104
Other service charges and fees	11,509	11,488	11,449	11,252	10,159
Mortgage banking income (loss)	17,832	10,909	21,116	(2,376)	12,061
Securities gains (losses)	(20)	(8,770)	101	(343)	957
Gains on sales of automobile loans	448	455	502	254	—
Other income	22,440	22,900	9,770	24,974	17,397

Sub-total before operating lease income	140,144	122,980	131,478	118,073	121,318
Operating lease income	19,390	24,342	29,262	38,097	46,732

Total non-interest income	159,534	147,322	160,740	156,170	168,050

Personnel costs	131,557	116,111	117,476	124,090	123,981
Net occupancy	17,966	17,940	16,653	17,257	19,242
Outside data processing and other services	19,851	19,693	18,062	18,113	18,770
Equipment	16,503	16,093	15,531	15,637	15,863
Professional services	5,365	7,440	8,323	9,347	9,459
Marketing	7,798	7,403	6,779	7,441	6,454
Telecommunications	4,825	4,453	4,512	4,801	4,882
Printing and supplies	3,074	3,084	3,102	3,293	3,094
Amortization of intangibles	1,075	218	203	204	204
Other expense	15,794	19,194	19,588	19,074	18,380

Sub-total before operating lease expense	223,808	211,629	210,229	219,257	220,329
Operating lease expense	14,607	18,726	22,823	28,879	37,948

Total non-interest expense	238,415	230,355	233,052	248,136	258,277

Income before income taxes	145,259	129,812	151,626	137,039	125,097
Provision for income taxes	40,803	29,239	43,052	30,614	28,578

Net income	$104,456	$100,573	$108,574	$106,425	$96,519

Average common shares — diluted	234,363	229,718	233,456	235,671	235,053

Per common share
Net income — diluted	$0.45	$0.44	$0.47	$0.45	$0.41
Cash dividends declared	0.250	0.215	0.215	0.215	0.200

Return on average total assets	1.26%	1.22%	1.32%	1.31%	1.20%

Return on average total shareholders’ equity	15.5	15.5	16.5	16.3	15.5

Net interest margin (1)	3.32	3.34	3.31	3.36	3.31

Efficiency ratio (2)	58.3	57.0	57.4	61.8	63.7

Effective tax rate	28.1	22.5	28.4	22.3	22.8

Revenue — fully taxable equivalent (FTE)
Net interest income	$243,680	$243,676	$241,637	$241,900	$235,198
FTE adjustment	3,836	3,837	3,734	2,961	2,861

Net interest income (1)	247,516	247,513	245,371	244,861	238,059
Non-interest income	159,534	147,322	160,740	156,170	168,050

Total revenue (1)	$407,050	$394,835	$406,111	$401,031	$406,109

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Significant Factors Influencing Financial Performance Comparisons
          Earnings comparisons from the beginning of 2005 through the first three months of 2006 were impacted by a number of factors, reflecting specific strategies or changes in accounting practices. Those key factors are summarized below.
1.	Unizan Acquisition. The merger with Unizan Financial Corp. (Unizan), with assets of $2.5 billion, including $1.6 billion of loans, and core deposits of $1.5 billion, was completed March 1, 2006. This acquisition impacted performance comparisons to prior-period results by:
•	Adding approximately one-month’s impact from Unizan to average balance sheet items most notably loans ($554 million for total loans and leases) and deposits ($516 million for total core deposits). (Please note that the conversion of Unizan’s loan and deposit systems to our systems in April 2006, may result in certain loan and deposit sub-category data and metrics as reported for the 2006 first quarter being reclassified.)

•	Adding approximately one-month’s impact from Unizan to income statement items.

•	Similarly impacting certain credit quality measures such as net charge-offs and period-end non-performing assets (NPAs).
In addition, first quarter 2006 non-interest expense included $1.0 million of merger-related expenses in addition to Unizan’s run-rate amounts, which consisted primarily of retention bonuses, outside programming services, and marketing expenses.

In the discussion of results, we refer to growth (amounts and percent) “before/excluding” Unizan, as we believe this is helpful in better discerning underlying growth rates and in analyzing performance trends without the impact of the Unizan merger. (See reconciliation table below.)

Analysis of changes in loans and leases and deposits, adjusted for Unizan:

		Change
				Percent
(in millions)	1Q06	Amount	Percent	Annualized	4Q05
Total loans and leases – Reported	$24,931	$463	1.9%	7.6%	$24,468
Less: Total automobile loans / leases	(4,215)				(4,355)
Unizan (net of automobile loans)	(530)				N.A.

Total loans and leases – adjusted	$20,186	$73	0.4%	1.5%	$20,113

Total commercial loans – Reported	$11,130	$356	3.3%	13.2%	$10,774
Less: Unizan	(264)				N.A.

Commercial loans – adjusted	$10,866	$92	0.9%	3.4%	$10,774

Home equity loans – Reported	$4,694	$41	0.9%	3.5%	$4,653
Less: Unizan	(74)				N.A.

Home equity loans – adjusted	$4,620	$(33)	(0.7)%	(2.8)%	$4,653

Residential mortgages – Reported	$4,306	$141	3.4%	13.5%	$4,165
Less: Unizan	(136)				N.A.

Residential mortgages – adjusted	$4,170	$5	0.1%	0.5%	$4,165

Total core deposits – Reported	$17,942	$597	3.4%	13.8%	$17,345
Less: Unizan	(516)				N.A.

Total core deposits – adjusted	$17,426	$81	0.5%	1.9%	$17,345

N.A., not applicable.

2.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels have generally been rising throughout this period, and occasionally, volatile, with increases in one period followed by declines in another and vice versa. This has impacted the valuation of MSRs, which can be volatile when rates change.
•	Since the second quarter of 2002, we have generally retained the servicing on mortgage loans we originate and sell. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs declines. Prior to 2006, we recognized impairment when the valuation was less than the recorded book value. We recognized temporary impairment due to changes in interest rates through a valuation reserve and recorded a direct write-down of the book value of MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously recognized MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income trends throughout this period.

•	Prior to 2006, we used trading account assets to offset MSR valuation changes. The valuations of trading securities we used generally reacted to interest rate changes in an opposite direction compared with changes in MSR valuations. As a result, changes in interest rate levels that impacted MSR valuations also resulted in trading gains or losses. As such, in quarters where an MSR impairment was recognized, trading account assets were sold, typically resulting in a gain on sale or trading income, and vice versa. Trading gains or losses are a component of other non-interest income on the income statement.

•	Beginning in 2006, we adopted Statement No. 156, which records MSRs at fair value. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income. MSR assets included in other assets. (See Tables 2, 5, and 6.)
3.	Automobile leases originated through April 2002 are accounted for as operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new automobile operating leases originated since April 2002, the operating lease assets have declined rapidly. It is anticipated that the level of operating lease assets and related operating lease income and expense will decline to a point of diminished materiality sometime in 2006. However, until that point is reached, and since operating lease income and expense represented a significant percentage of total non-interest income and expense, respectively, throughout these reporting periods, their downward trend influenced total revenue, total non-interest income and total non-interest expense trends.

In contrast, automobile leases originated since April 2002 are accounted for as direct financing leases, an interest earning asset included in total loans and leases with the related income reflected as interest income and included in the calculation of the net interest margin. Credit charge-offs and recoveries are reflected in the allowance for loan and lease losses (ALLL), with related changes in the ALLL reflected in the provision for credit losses. To better understand overall trends in automobile lease exposure, it is helpful to compare trends in the combined total of direct financing leases plus automobile operating leases.

4.	Effective tax rate. In each quarter of 2005, the effective tax rate included the positive impact on net income of a federal tax loss carry back, partially offset by the effect of the repatriation of foreign earnings in the third quarter of 2005.

5.	Stock option expensing. Beginning in the 2006 first quarter, we adopted Statement No. 123R, Share-based Payment, which resulted in recognizing the impact of stock-based compensation, primarily in the form of stock option grants, as personnel expense in our income statement. (See Note 9 to the unaudited condensed consolidated financial statements .)

6.	Other significant items influencing earnings performance comparisons. In addition to other items discussed separately in this section, a number of other items impacted financial results. These included:

2006
•	First Quarter – $2.4 million pre-tax ($0.01 earnings per share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans. No impact on prospective earnings is expected.
2005
•	First Quarter – $6.4 million pre-tax ($0.02 earnings per share) negative impact from a single, commercial credit charge-off. This resulted in an increase in net charge-offs and provision expense in that quarter.

•	First Quarter – $2.0 million pre-tax ($0.01 earnings per share) negative impact from SEC and regulatory related expenses.
Table 2 reflects the earnings impact of certain significant items for periods affected by this Discussion of Results of Operations:
Table 2 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
(in millions )	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$104.5		$100.6		$96.5
Earnings per share, after tax		$0.45		$0.44		$0.41
Change from prior quarter — $		0.01		(0.03)		0.02
Change from prior quarter — %		2.3%		(6.4)%		5.1%

Change from a year-ago — $		$0.04		N.A.		N.A.
Change from a year-ago — %		9.8%		N.A.		N.A.

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

MSR mark-to-market net of hedge-related trading activity	$4.6	$0.01	$—	$—	$—	$—
Adjustment to defer home equity annual fees	(2.4)	(0.01)	—	—	—	—
Net impact of federal tax loss carry back (3)	—	—	7.0	0.03	6.4	0.03
Securities losses plus MSR recovery of temporary impairment net of hedge-related trading activity	—	—	(10.4)	(0.03)	—	—
Single C&I charge-off impact, net of allocated reserves	—	—	—	—	(6.4)	(0.02)
SEC and regulatory-related expenses	—	—	—	—	(2.0)	(0.01)

N.A., not applicable.

(1)	See Significant Factors Influencing Financial Performance discussion.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income
(This section should be read in conjunction with Significant Factors 1, 3, and 6.)
2006 First Quarter versus 2005 First Quarter
          Fully taxable equivalent net interest income increased $9.5 million, or 4%, from the year-ago quarter, reflecting the favorable impact of a $1.1 billion, or 4%, increase in average earning assets, as well as a one basis point increase in the fully taxable equivalent net interest margin to 3.32%. The cumulative adjustment for annual fees related to home equity loans reduced the current quarter’s net interest margin by 3 basis points.
          Average total loans and leases increased $1.1 billion from the 2005 first quarter including $0.6 billion attributable to Unizan, which accounted for approximately half of the 5% increase.
          Average total commercial loans increased $0.7 billion from the year-ago quarter, including $0.3 billion attributable to Unizan, which accounted for just under half of the 7% increase.
          Average total consumer loans increased $0.4 billion from the year-ago quarter, including $0.3 billion attributable to Unizan, which accounted for approximately two-thirds of the 3% increase. Average residential mortgages increased $0.4 billion, including $0.1 billion attributable to Unizan, which accounted for less than one-third of the 10% increase. Average home equity loans increased $0.1 billion with Unizan contributing approximately two-thirds of the 3% increase.
          Compared with the year-ago quarter, average total automobile loans and leases decreased $0.3 billion, or 6%, with Unizan having no material impact. Average automobile loans declined slightly, reflecting the sale of $170 million of such loans as our program of selling about 50% of current loan production continued. Automobile loan production has generally declined over the last several quarters, though it improved in the current quarter. Average operating lease assets declined $0.3 billion, or 62%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was under 17%, down from 20% a year ago.
          Average total investment securities increased $0.4 billion from the 2005 first quarter, most of which related to purchases to replace securities sold by Unizan prior to the merger.
          Average total core deposits in the 2006 first quarter increased $0.9 billion from the year-ago quarter, including $0.5 billion attributable to Unizan, which accounted for over one-half of the 5% increase. All of the average total core deposits increase reflected growth in certificates of deposit less than $100,000, partially offset by declines in interest bearing demand deposits and savings and other domestic time deposits. This transfer of funds into certificates of deposit less than $100,000 and out of other deposit accounts reflected the continuation of customer preference for higher fixed rate term deposit accounts.
          Average certificates of deposit less than $100,000 increased $1.4 billion, or 54%, including $0.2 billion attributable to Unizan. This was partially offset by a 5%, or $0.4 billion, decline in average interest bearing demand deposits despite a modest increase due to the Unizan merger, as well as a 7%, or $0.2 billion, decline in savings and other domestic time deposits despite a $0.2 billion increase due to the Unizan merger.
2006 First Quarter versus 2005 Fourth Quarter
          Compared with the 2005 fourth quarter, fully taxable equivalent net interest income was essentially unchanged. This reflected the benefit of 3% growth in average earning assets, primarily attributable to the Unizan merger, offset by a two basis point decline in the fully taxable equivalent net interest margin to 3.32% and the negative impact of two fewer days in the current quarter. The cumulative adjustment for annual fees related to home equity loans reduced the current quarter’s net interest margin by 3 basis points.
          Average total loans and leases increased $0.5 billion from the 2005 fourth quarter with an approximately $0.6 billion positive impact from the Unizan merger, more than offset by declines in the remaining loans and leases, primarily reflecting the on-going program of selling about 50% of automobile loan production.

          Average total commercial loans increased $0.4 billion from the 2005 fourth quarter, including $0.3 billion attributable to the Unizan merger. Total average commercial loans increased less than 1% from the 2005 fourth quarter.
          Average total consumer loans increased $0.1 billion compared with the 2005 fourth quarter. This reflected an approximate $0.3 billion positive impact of the Unizan merger, partially offset by a $0.1 billion, or 3%, decline in average automobile loans and leases as higher production was more than offset by payments and the effect of the on-going automobile loan sale program. Though automobile loan production has generally declined over recent quarters, it increased 38% from the 2005 fourth quarter and represented the second highest level of quarterly production in the last seven quarters. The decline in average direct financing leases primarily reflected a decline in production due to continued low consumer demand and competitive pricing, as well as payoffs. Average direct financing leases declined $0.1 billion, or 5%. This reflected the continued decline in new automobile lease production, down 22% from the 2005 fourth quarter. This was our lowest quarterly production level in years and reflected the continued decline in consumer demand for automobile leases, as well as aggressive price competition. The slight increase in average home equity loans and residential mortgages primarily reflected the positive impact of the Unizan merger. The lack of underlying growth in home equity loans and residential mortgages reflected the continuation of slower growth experienced over the last several quarters due to a combination of factors, including continued low demand as interest rate levels increased, consumer pay downs, as well as our desire to maintain credit underwriting and pricing discipline.
          Average total investment securities increased $0.4 billion from the 2005 fourth quarter, reflecting the impact of securities purchased to replace securities sold by Unizan prior to the merger.
          Compared with the 2005 fourth quarter, average total core deposits increased $0.6 billion, including $0.5 billion attributable to Unizan, which accounted for most of the 3% increase. This primarily reflected a $0.4 billion increase in certificates of deposits less than $100,000, with Unizan contributing $0.2 billion, or about one-half of the 13% growth from the prior quarter. Savings and other time deposits, as well as interest bearing demand deposits, increased modestly due to the impact of the Unizan merger.
          Tables 3 and 4 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 3 — Consolidated Quarterly Average Balance Sheets

Average Balances						Change
Fully taxable equivalent basis	2006	2005				1Q06 vs 1Q05
(in millions)	First	Fourth	Third	Second	First	Amount	Percent

Assets
Interest bearing deposits in banks	$48	$51	$54	$54	$53	$(5)	(9.4)%
Trading account securities	66	119	274	236	200	(134)	(67.0)
Federal funds sold and securities purchased under resale agreements	201	103	142	225	475	(274)	(57.7)
Loans held for sale	274	361	427	276	203	71	35.0
Investment securities:
Taxable	4,138	3,802	3,523	3,589	3,932	206	5.2
Tax-exempt	548	540	537	411	409	139	34.0

Total investment securities	4,686	4,342	4,060	4,000	4,341	345	7.9
Loans and leases:(1)
Commercial: (2)
Middle market commercial and industrial	5,132	4,946	4,708	4,901	4,710	422	9.0
Middle market commercial real estate:
Construction	1,454	1,675	1,720	1,678	1,642	(188)	(11.4)
Commercial	2,423	1,923	1,922	1,905	1,883	540	28.7

Middle market commercial real estate	3,877	3,598	3,642	3,583	3,525	352	10.0
Small business	2,121	2,230	2,251	2,230	2,183	(62)	(2.8)

Total commercial	11,130	10,774	10,601	10,714	10,418	712	6.8

Consumer:
Automobile loans	1,994	2,018	2,078	2,069	2,008	(14)	(0.7)
Automobile leases	2,221	2,337	2,424	2,468	2,461	(240)	(9.8)

Automobile loans and leases	4,215	4,355	4,502	4,537	4,469	(254)	(5.7)
Home equity	4,694	4,653	4,681	4,636	4,570	124	2.7
Residential mortgage	4,306	4,165	4,157	4,080	3,919	387	9.9
Other loans	586	521	507	491	480	106	22.1

Total consumer	13,801	13,694	13,847	13,744	13,438	363	2.7

Total loans and leases	24,931	24,468	24,448	24,458	23,856	1,075	4.5
Allowance for loan and lease losses	(283)	(262)	(256)	(270)	(282)	(1)	(0.4)

Net loans and leases	24,648	24,206	24,192	24,188	23,574	1,074	4.6

Total earning assets	30,206	29,444	29,405	29,249	29,128	1,078	3.7

Operating lease assets	200	245	309	409	529	(329)	(62.2)
Cash and due from banks	789	742	867	865	909	(120)	(13.2)
Intangible assets	362	218	217	218	218	144	66.1
All other assets	2,215	2,227	2,197	2,149	2,079	136	6.5

Total Assets	$33,489	$32,614	$32,739	$32,620	$32,581	$908	2.8%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,436	$3,444	$3,406	$3,352	$3,314	$122	3.7%
Demand deposits — interest bearing	7,562	7,496	7,539	7,677	7,925	(363)	(4.6)
Savings and other domestic time deposits	3,095	2,984	3,095	3,230	3,317	(222)	(6.7)
Certificates of deposit less than $100,000	3,849	3,421	3,157	2,720	2,496	1,353	54.2

Total core deposits	17,942	17,345	17,197	16,979	17,052	890	5.2
Domestic time deposits of $100,000 or more	1,478	1,397	1,271	1,248	1,249	229	18.3
Brokered deposits and negotiable CDs	3,143	3,210	3,286	3,249	2,720	423	15.6
Deposits in foreign offices	465	490	462	434	442	23	5.2

Total deposits	23,028	22,442	22,216	21,910	21,463	1,565	7.3
Short-term borrowings	1,669	1,472	1,559	1,301	1,179	490	41.6
Federal Home Loan Bank advances	1,453	1,156	935	1,136	1,196	257	21.5
Subordinated notes and other long-term debt	3,346	3,687	3,960	4,100	4,517	(1,171)	(25.9)

Total interest bearing liabilities	26,060	25,313	25,264	25,095	25,041	1,019	4.1

All other liabilities	1,264	1,283	1,458	1,554	1,699	(435)	(25.6)
Shareholders’ equity	2,729	2,574	2,611	2,619	2,527	202	8.0

Total Liabilities and Shareholders’ Equity	$33,489	$32,614	$32,739	$32,620	$32,581	$908	2.8%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(2)	The middle market C&I and CRE loan balances in the first quarter of 2006 contain Unizan loan balances that are subject to reclassification when these loans are converted to Huntington’s loan systems.

Table 4 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates(2)
	2006	2005
Fully taxable equivalent basis (1)	First	Fourth	Third	Second	First

Assets
Interest bearing deposits in banks	3.78%	3.20%	2.13%	1.47%	1.88%
Trading account securities	2.94	4.53	3.95	3.94	4.14
Federal funds sold and securities purchased under resale agreements	4.30	3.78	3.41	2.76	2.36
Loans held for sale	5.92	5.68	5.43	6.04	5.55
Investment securities:
Taxable	5.04	4.70	4.37	4.13	3.87
Tax-exempt	6.71	6.77	6.62	6.76	6.73

Total investment securities	5.23	4.96	4.67	4.40	4.14
Loans and leases:(3)
Commercial:
Middle market commercial and industrial	6.80	6.28	5.87	5.65	5.02
Middle market commercial real estate:
Construction	7.55	7.27	6.58	6.04	5.54
Commercial	6.78	6.46	5.96	5.53	5.22

Middle market commercial real estate	7.07	6.84	6.25	5.77	5.37
Small business	6.67	6.43	6.18	6.01	5.82

Total commercial	6.87	6.50	6.07	5.76	5.31

Consumer:
Automobile loans	6.40	6.26	6.44	6.57	6.83
Automobile leases	4.97	4.98	4.94	4.91	4.92

Automobile loans and leases	5.65	5.57	5.63	5.67	5.78
Home equity	7.10	7.03	6.60	6.24	5.77
Residential mortgage	5.34	5.31	5.23	5.18	5.14
Other loans	6.39	5.98	5.92	6.22	6.42

Total consumer	6.08	6.00	5.85	5.74	5.61

Total loans and leases	6.43	6.22	5.94	5.75	5.48

Total earning assets	6.21%	6.01%	5.72%	5.52%	5.21%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	2.44	2.12	1.87	1.64	1.45
Savings and other domestic time deposits	1.49	1.44	1.39	1.34	1.27
Certificates of deposit less than $100,000	3.83	3.70	3.58	3.49	3.43

Total core deposits	2.61	2.36	2.15	1.94	1.76
Domestic time deposits of $100,000 or more	4.33	3.90	3.60	3.27	2.92
Brokered deposits and negotiable CDs	4.69	4.20	3.66	3.25	2.80
Deposits in foreign offices	2.62	2.66	2.28	1.95	1.41

Total deposits	3.07	2.79	2.52	2.26	1.99
Short-term borrowings	3.57	3.11	2.74	2.16	1.66
Federal Home Loan Bank advances	3.99	3.37	3.08	3.02	2.90
Subordinated notes and other long-term debt	5.22	4.72	4.20	3.91	3.39

Total interest bearing liabilities	3.43%	3.12%	2.82%	2.56%	2.27%

Net interest rate spread	2.78%	2.89%	2.90%	2.96%	2.94%
Impact of non-interest bearing funds on margin	0.54	0.45	0.41	0.40	0.37

Net interest margin	3.32%	3.34%	3.31%	3.36%	3.31%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Factors 1, 3, and 6, and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments and letters of credit (AULC) at a level adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments. The provision for credit losses in the 2006 first quarter was $19.5 million, down $0.3 million from the year-ago quarter and down $11.3 million from the 2005 fourth quarter. The Unizan merger had no material impact on provision expense in the current quarter.
     Net charge-offs in the 2006 first quarter were higher than in the prior quarter, reflecting the resolution of certain of the 2005 fourth quarter’s NPLs, for which reserves had already been established. Non-performing assets at March 31, 2006 were higher than at December 31, 2005, with the majority of the increase reflecting NPAs acquired in the Unizan merger.
Non-Interest Income
(This section should be read in conjunction with Significant Factors 1, 2, 3, and 6.)
     Table 5 reflects non-interest income detail for each of the past five quarters
Table 5 — Non-Interest Income

	2006	2005				1Q06 vs 1Q05
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Service charges on deposit accounts	$41,222	$42,083	$44,817	$41,516	$39,418	$1,804	4.6%
Trust services	21,278	20,425	19,671	19,113	18,196	3,082	16.9
Brokerage and insurance income	15,193	13,101	13,948	13,544	13,026	2,167	16.6
Bank owned life insurance income	10,242	10,389	10,104	10,139	10,104	138	1.4
Other service charges and fees	11,509	11,488	11,449	11,252	10,159	1,350	13.3
Mortgage banking income (loss)	17,832	10,909	21,116	(2,376)	12,061	5,771	47.8
Securities gains (losses)	(20)	(8,770)	101	(343)	957	(977)	N.M.
Gains on sales of automobile loans	448	455	502	254	—	448	—
Other income	22,440	22,900	9,770	24,974	17,397	5,043	29.0

Sub-total before operating lease income	140,144	122,980	131,478	118,073	121,318	18,826	15.5
Operating lease income	19,390	24,342	29,262	38,097	46,732	(27,342)	(58.5)

Total non-interest income	$159,534	$147,322	$160,740	$156,170	$168,050	$(8,516)	(5.1)%

N.M., not a meaningful value.
     Table 6 details mortgage banking income and the net impact of MSR hedging activity. We record MSR valuation changes in mortgage banking income, whereas MSR hedge-related trading activity was recorded in other non-interest income, as well as in net interest income. Striking a mortgage banking income sub-total before MSR valuation adjustments provides a clearer understanding of the underlying trends in mortgage banking income associated with the primary business activities of origination, sales, and servicing. The net impact of MSR hedging analysis shows all of the MSR valuation changes and related hedging activity so that the net impact can be more easily seen, especially since the components are recorded in different income statement line items.

          Mortgage banking income and the net impact of MSR hedging activities for each of the past five quarters, was as follows:
Table 6 — Quarterly Mortgage Banking Income and Net Impact of MSR Hedging

	2006	2005				1Q06 vs 1Q05
(in thousands )	First	Fourth	Third	Second	First	Amount	Percent

Mortgage Banking Income
Origination fees	$1,977	$1,979	$3,037	$3,066	$2,699	$(722)	(26.8)%
Secondary marketing	2,022	3,346	3,409	1,749	2,482	(460)	(18.5)
Servicing fees	5,925	5,791	5,532	5,464	5,394	531	9.8
Amortization of capitalized servicing(4)	(3,532)	(3,785)	(4,626)	(5,187)	(4,761)	1,229	25.8
Other mortgage banking income	2,227	3,193	3,307	2,763	2,487	(260)	(10.5)

Sub-total	8,619	10,524	10,659	7,855	8,301	318	3.8
MSR valuation adjustment(3)	9,213	385	10,457	(10,231)	3,760	5,453	N.M.

Total mortgage banking income (loss)	$17,832	$10,909	$21,116	$(2,376)	$12,061	$5,771	47.8%

Capitalized mortgage servicing rights(1)	$123,257	$91,259	$85,940	$71,150	$80,972	$42,285	52.2%
MSR allowance(1) (3)	—	(404)	(789)	(11,246)	(1,015)	1,015	N.M.
Total mortgages serviced for others(1)	7,585,000	7,276,000	7,081,000	6,951,000	6,896,000	689,000	10.0
MSR % of investor servicing portfolio	1.63%	1.25%	1.21%	1.02%	1.17%	0.46%	39.3

Net Impact of MSR Hedging
MSR valuation adjustment(3) (4)	$9,213	$385	$10,457	$(10,231)	$3,760	$5,453	N.M. %
Net trading gains (losses) related to MSR hedging(2)	(4,638)	(2,091)	(12,831)	5,727	(4,182)	(456)	10.9
Net interest income related to MSR hedging	—	109	233	512	834	(834)	1

Net impact of MSR hedging	$4,575	$(1,597)	$(2,141)	$(3,992)	$412	$4,163	N.M. %

N.M., not a meaningful value.

(1)	At period end.

(2)	Included in other non-interest income.

(3)	The first quarter of 2006 reflects the adoption of Statement No. 156, which records MSRs at fair value. Prior periods reflect temporary impairment or recovery, based on accounting for MSRs at the lower of cost or market.

(4)	The change in fair value for the period represents the MSR valuation adjustment, net of amortization of capitalized servicing.
2006 First Quarter versus 2005 First Quarter
          Non-interest income declined $8.5 million, or 5%, from the year-ago quarter, reflecting a $27.3 million decline in operating lease income. That portfolio continued to run off since no new automobile operating leases have been originated since April 2002. Non-interest income before operating lease income increased $18.8 million, or 16%, including approximately $1.9 million attributable to Unizan. The drivers of the $18.8 million increase included:
•	$5.8 million increase in mortgage banking income, reflecting a $5.5 million higher MSR valuation adjustment, which included $9.2 million related to the implementation of Statement No. 156.

•	$5.0 million increase in other income, including approximately $0.3 million from the Unizan merger, as well as higher capital markets income and equity investment gains.

•	$3.1 million, or 17%, increase in trust services income, including approximately $0.5 million attributable to Unizan, as well as (1) higher personal trust income, reflecting organic managed asset growth, including increased managed assets from Florida offices opened during 2005, (2) higher Huntington Fund fees, primarily reflecting 15% managed asset growth, and (3) higher institutional trust income due to higher servicing fee income.

•	$2.2 million, or 17%, increase in brokerage and insurance income with the increase equally split between higher insurance and brokerage income, due to a 24% increase in annuity sales volume.

•	$1.8 million, or 5%, increase in service charges on deposit accounts, including approximately $0.5 million from the Unizan merger, as well as higher personal service charges, mostly NSF/OD, which was partially offset by a modest decline in commercial service charge income. As interest rates rise, commercial customers pay a greater proportion of their fees with compensating balances credits rather than directly in cash.

•	$1.4 million, or 13%, increase in other service charges and fees, including approximately $0.2 million from the Unizan merger, as well as fees generated by increased debit card volume.
Partially offset by:
•	$1.0 million decline in securities gains as the year-ago quarter reflected $1.0 million in securities gains compared with modest securities losses in the current quarter.
2006 First Quarter versus 2005 Fourth Quarter
          Non-interest income increased $12.2 million, or 8%, from the 2005 fourth quarter, despite a $5.0 million decline in operating lease income as that portfolio continued to run off. Non-interest income before operating lease income increased $17.2 million, or 14%, including approximately $1.9 million attributable to Unizan. The primary reasons for the $17.2 million increase were:
•	$8.8 million of securities losses in the 2005 fourth quarter.

•	$6.9 million increase in mortgage banking income, as the current quarter reflected an MSR valuation adjustment that was $8.8 million higher, which included $9.2 million related to the implementation of SFAS 156, mark-to-market accounting for MSRs. This positive MSR valuation impact was partially offset by a $1.3 million decline in secondary marketing income.

•	$2.1 million, or 16%, increase in brokerage and insurance income due primarily to higher brokerage income resulting from a 23% increase in annuity sales volumes.

•	$0.9 million, or 4%, increase in trust services income, including approximately $0.5 million from the Unizan merger. This represented the 10th consecutive quarterly increase in trust income.
Partially offset by:
•	$0.9 million, or 2%, decline in service charges on deposit accounts despite the benefit of approximately $0.5 million from the Unizan merger. The non-Unizan related decrease of $1.4 million primarily reflected lower personal NSF/OD service charges.

Non-Interest Expense
(This section should be read in conjunction with Significant Factors 1, 3, 5, and 6.)
          Table 7 reflects non-interest expense detail for each of the last five quarters.
Table 7 — Non-Interest Expense

	2006	2005				1Q06 vs 1Q05
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Personnel costs	$131,557	$116,111	$117,476	$124,090	$123,981	$7,576	6.1%
Net occupancy	17,966	17,940	16,653	17,257	19,242	(1,276)	(6.6)
Outside data processing and other services	19,851	19,693	18,062	18,113	18,770	1,081	5.8
Equipment	16,503	16,093	15,531	15,637	15,863	640	4.0
Professional services	5,365	7,440	8,323	9,347	9,459	(4,094)	(43.3)
Marketing	7,798	7,403	6,779	7,441	6,454	1,344	20.8
Telecommunications	4,825	4,453	4,512	4,801	4,882	(57)	(1.2)
Printing and supplies	3,074	3,084	3,102	3,293	3,094	(20)	(0.6)
Amortization of intangibles	1,075	218	203	204	204	871	N.M.
Other expense	15,794	19,194	19,588	19,074	18,380	(2,586)	(14.1)

Sub-total before operating lease expense	223,808	211,629	210,229	219,257	220,329	3,479	1.6
Operating lease expense	14,607	18,726	22,823	28,879	37,948	(23,341)	(61.5)

Total non-interest expense	$238,415	$230,355	$233,052	$248,136	$258,277	$(19,862)	(7.7)%

N.M., not a meaningful value.
2006 First Quarter versus 2005 First Quarter
          Non-interest expense declined $19.9 million, or 8%, from the year-ago quarter, including a $23.3 million decline in operating lease expense as that portfolio continued to run off. Non-interest expense before operating lease expense increased $3.5 million from the year-ago quarter, reflecting approximately $5.2 million attributable to Unizan, including $1.0 million of merger-related expenses. The primary drivers of the $3.5 million increase were:
•	$7.6 million, or 6%, increase in personnel expense, including approximately $2.7 million attributable to Unizan, as well as $4.3 million related to the expensing of stock options.

•	$1.3 million, or 21%, increase in marketing expense.

•	$1.1 million, or 6%, increase in outside data processing and other services, reflecting $0.6 million of merger-related expenses, as well as higher debit card processing expense.

•	$0.9 million increase in the amortization of intangibles related to the addition of $56 million of core deposit and other intangibles resulting from the Unizan merger.
Partially offset by:
•	$4.1 million decline in professional services, reflecting $2.0 million of SEC and regulatory related expense in the year-ago quarter, as well as declines in collection and consulting expenses in the current quarter.
•	$2.6 million, or 14%, decline in other expense, reflecting declines in operational losses, other real estate owned losses, and sales incentives.

•	$1.3 million, or 7%, decline in net occupancy expense, despite an approximate $0.2 million increase from the Unizan merger, reflecting declines in building service, building repair, and other occupancy expenses, as well as higher rental income.

          Discerning underlying non-interest expense performance requires adjustment of reported amounts so expenses in different periods can be analyzed on a comparable basis. Excluding operating lease expense is helpful because its decline may overstate the impact of expense control efforts. Conversely, the merger with Unizan, as well as the expensing of stock options that appear for the first time in current quarter results adds expenses that previously did not exist and may leave the opposite impression.
          The Non-interest Expense Analysis table below shows that when first quarter reported total non-interest expense is adjusted to excluding operating lease expense, stock option expense, Unizan run-rate expenses, as well as merger-related expenses and the increase in intangible amortization resulting from the merger, underlying non-interest expense was down 3% from the year-ago quarter.

Non-interest Expense Analysis
(in millions)	1Q06	% Change	1Q05

Total non-interest expense — reported	$238.4	(8)%	$258.3
Less: Operating lease expense	(14.6)		(37.9)
Stock option expense	(4.3)		N.A.
Unizan merger (1)	(4.2)		N.A.
Unizan merger—related expenses	(1.0)		N.A.

Total non-interest expense — adjusted	$214.3	(3)%	$220.4

N.A., not applicable

(1)	Includes run rate plus increased intangible amortization
2006 First Quarter versus 2005 Fourth Quarter
          Non-interest expense increased $8.1 million, or 3%, from the 2005 fourth quarter, despite a $4.1 million decline in operating lease expense as that portfolio continued to run off. Non-interest expense before operating lease expense increased $12.2 million, including approximately $5.2 million attributable to Unizan. The primary drivers of the $12.2 million increase included:
•	$15.4 million, or 13%, increase in personnel costs, including approximately $2.7 million from the Unizan merger, as well as $4.3 million related to the adoption of expensing stock options, and a $6.2 million increase in benefits expense, primarily attributable to the annual reset of payroll taxes, higher pension costs, and increases to other benefit expenses.
Partially offset by:
•	$3.4 million decline in other expense, reflecting a $2.1 million decrease in automobile lease residual value losses, as well as reductions in donations, insurance, and other miscellaneous expenses.

•	$2.1 million decline in professional services, reflecting a more normal level of legal costs.

Operating Leverage
          One of our corporate objectives is to generate positive operating leverage by growing revenue faster than expenses. For example, 4% positive operating leverage is generated if revenues grow 6% and expenses 2%.
          On a reported basis, revenues in the 2006 first quarter increased less than 1% from the year-ago quarter while expenses decreased 8%, resulting in a reported operating leverage of 8%. However, we believe this overstates operating leverage performance between these two periods because of the impact of operating lease accounting and other large items that affect comparability.
          Operating lease accounting negatively impacts reported revenue and expense trends as the automobile operating lease portfolio continues to run off since no such leases have been originated since April 2002. As a result, this negatively impacts both reported revenue and expense growth rate trends, thus distorting underlying revenue and expense growth rates and resulting operating leverage calculations.
          The following Operating Leverage Analysis is designed to show operating leverage performance after adjusting for the effects of operating lease accounting on revenue and expenses, as well as for other certain large items that affect comparability. On this adjusted basis, revenue grew 6% and expenses increased 2%, resulting in 4% positive operating leverage, lower than the reported operating leverage of 8%.
          This analysis also calculates adjusted efficiency ratios on this same basis. While on a reported basis, our efficiency ratio in the 2006 first quarter was 58.3%, it was 56.9% on an adjusted basis, which compares with 54.9% in the fourth quarter and 59.4% in the year-ago quarter on a similarly adjusted basis. We believe our efficiency ratio on this adjusted basis is more comparable to efficiency ratios of competitors who do not have significant automobile operating lease portfolios.

Operating Leverage Analysis
			Better /(Worse)
(in millions)	1Q06	1Q05	Amount	Percent

Revenue FTE — Reported (1)	$407.1	$406.1	$1.0	0.2%

• Operating lease expense	(14.6)	(37.9)
• Securities losses (gains)	—	(1.0)
• MSR mark-to-market (2)	(5.1)	—
• Adj. to defer home equity annual fees	2.4	—

Revenue FTE — Adjusted	$389.8	$367.2	$22.6	6.2%

Non-interest expense — Reported	$238.4	$258.3	$19.9	7.7%

• Operating lease expense	(14.6)	(37.9)
• SEC/regulatory — related expenses	—	(2.0)
• Unizan merger-related expenses	(1.0)	—

Non-interest expense — Adjusted	$222.8	$218.4	$(4.4)	(2.0)%

Operating leverage — Reported				7.9%

Operating leverage — Adjusted				4.1%

Efficiency ratio — Reported (3)	58.3%	63.7%		(8.5)%

Efficiency ratio — Adjusted (3)	56.9%	59.4%		(4.2)%

(1)	Fully taxable equivalent net interest income plus non-interest income.

(2)	Represents the mark-to-market prior to implementation of fair value hedging strategy

(3)	Non-interest expense less amortization of intangibles, divided by net interest income (FTE) and non-interest income excluding securities gains (losses)

Operating Lease Assets
(This section should be read in conjunction with Significant Factor 3 and Lease Residual Risk section.)
          Operating lease assets primarily represent automobile leases originated before May 2002. This operating lease portfolio is running off over time since all automobile lease originations after April 2002 have been recorded as direct financing leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expense associated with the operating lease portfolio has declined.
          Operating lease assets performance for each of the last five quarters was as follows:
Table 8 — Quarterly Operating Lease Performance

	2006	2005				1Q06 vs 1Q05
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$199,998	$245,346	$308,952	$408,798	$529,245	$(329,247)	(62.2)%

Income Statement:
Net rental income	$17,515	$21,674	$26,729	$34,562	$43,554	$(26,039)	(59.8)%
Fees	732	1,482	1,419	1,773	1,857	(1,125)	(60.6)
Recoveries — early terminations	1,143	1,186	1,114	1,762	1,321	(178)	(13.5)

Total operating lease income	19,390	24,342	29,262	38,097	46,732	(27,342)	(58.5)

Depreciation and residual losses at termination	13,437	17,223	20,856	26,560	34,703	(21,266)	(61.3)
Losses — early terminations	1,170	1,503	1,967	2,319	3,245	(2,075)	(63.9)

Total operating lease expense	14,607	18,726	22,823	28,879	37,948	(23,341)	(61.5)

Net earnings contribution	$4,783	$5,616	$6,439	$9,218	$8,784	$(4,001)	(45.5)%

Earnings ratios (1)
Net rental income	35.0%	35.3%	34.6%	33.8%	32.9%	2.1%	6.4%
Depreciation and residual losses at termination	26.9	28.1	27.0	26.0	26.2	0.7	2.7

(1)	As a percent of average operating lease assets, annualized.
2006 First Quarter versus 2005 First Quarter and 2005 Fourth Quarter
          Average operating lease assets in the 2006 first quarter were $0.2 billion, down $0.3 billion, or 62%, from the year-ago quarter and 18% from the 2005 fourth quarter. (For a discussion of operating lease accounting, residual value loss determination, and related residual value insurance, see Note 1, Significant Accounting Policies and the Lease Residual Risk section of the Company’s 2005 Form 10-K.)
          Operating lease income, which totaled $19.4 million in the 2006 first quarter, represented 12% of total non-interest income in the quarter. Operating lease income was down $27.3 million, or 59%, from the year-ago quarter and $5.0 million, or 20%, from the 2005 fourth quarter, reflecting the declines in average operating lease assets. As no new automobile operating leases have been originated since April 2002, the operating lease asset balances will continue to decline through both depreciation and lease terminations. Net rental income was down 60% and 19%, respectively, from the year-ago and 2005 fourth quarters. Fees declined 61% from the year-ago quarter and 51% from the prior quarter. Recoveries from early terminations decreased 13% from the year-ago quarter and 4% from the 2005 fourth quarter.

          Operating lease expense totaled $14.6 million and represented 6% of total non-interest expense in the current quarter. Operating lease expense was down $23.3 million, or 62%, from the year-ago quarter and down $4.1 million, or 22%, from the 2005 fourth quarter. These declines also reflected the fact that this portfolio is decreasing over time. Losses on early terminations, which are included in total operating lease expense, declined 64% from the year-ago quarter and 22% from the prior quarter.
Provision for Income Taxes
(This section should be read in conjunction with Significant Factor 4.)
          The provision for income taxes in the first quarter of 2006 was $40.8 million and represented an effective tax rate on income before taxes of 28.1%. The provision for income taxes increased $12.2 million from the year-ago quarter, primarily due to an increase in pre-tax earnings and the recognition of the effect of federal tax refunds on income tax expense in the first quarter of 2005. The effective tax rates in the year-ago quarter and fourth quarter of 2005 were 22.8% and 22.5%, respectively, and included the after-tax positive impact on net income due to a federal tax loss carry back.
          The cost of investments in low-income housing partnerships, along with the related tax credit, is recognized in the financial statements as a component of income taxes under the effective yield method, if it mets certain criteria, or as a reduction in non-interest income under the equity method. The cost of the investment in historic property partnerships is reported in non-interest expense and the related tax credit is recognized in the financial statements as a component of income taxes.
          In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. The effective tax rate is based in part on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.
          The Internal Revenue Service is currently examining our federal tax returns for the years 2002 and 2003 and the federal income tax return for Unizan for the tax year 2003. In addition, we are subject to ongoing tax examinations in various jurisdictions. We believe that the resolution of both examinations will not have a significant adverse impact on our consolidated financial position or results of operations.
RISK MANAGEMENT AND CAPITAL
          Risk identification and monitoring are key elements in overall risk management. We believe the primary risk exposures are credit, market, liquidity, and operational risk. Credit risk is the risk of loss due to adverse changes in the borrower’s ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, residual values and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. Operational risk arises from the inherent day-to-day operations of the company that could result in losses due to human error, inadequate or failed internal systems and controls, and external events.
          We follow a formal policy to identify, measure, and document the key risks facing the company, how those risks can be controlled or mitigated, and how we monitor the controls to ensure that they are effective. Our chief risk officer is responsible for ensuring that appropriate systems of controls are in place for managing and monitoring operational risk across the company. Potential risk concerns are shared with the board of directors, as appropriate. Our internal audit department performs ongoing independent reviews of the risk management process and ensures the adequacy of documentation. The results of these reviews are reported regularly to the audit committee of the board of directors.
          Some of the more significant processes used to manage and control credit, market, liquidity, and operational risks are described in the following paragraphs.

Credit Risk
          Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. We are subject to credit risk in lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is incidental to trading activities and represents a limited portion of the total risks associated with the investment portfolio. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification.
          The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on the risk of default associated with the credit facilities extended to each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is monitored and regularly updated in a centralized database.
          Concentration risk is managed via limits on loan type, geography, industry, loan quality factors, and country limits. We have focused on extending credit to commercial customers with existing or expandable relationships within our primary markets. As a result, shared national credit exposure has declined significantly. The on-going sale of automobile loans is an example of the proactive management of concentration risk.
          The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to accurately assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they do occur, and to provide for effective problem asset management and resolution.
Credit Exposure Mix
(This section should be read in conjunction with Significant Factors 3 and 6.)
          An overall corporate objective is to avoid undue portfolio concentrations. As shown in Table 9, at March 31, 2006, total credit exposure was $26.3 billion. Of this amount, $14.3 billion, or 54%, represented total consumer loans and leases, $11.8 billion, or 45%, represented total commercial loans and leases, and $0.2 billion, or less than 1%, represented operating lease assets.
          A specific portfolio concentration objective has been to reduce the relative level of total automobile exposure (the sum of automobile loans, automobile leases, operating leases and securitized loans) from its 33% level at the end of 2002. As shown in Table 9, such exposure was less than 17% at March 31, 2006.
          In contrast, another specific portfolio concentration objective has been to increase the relative level of lower-risk residential mortgages and home equity loans. At March 31, 2006, such loans represented 36% of total credit exposure, up from 35% in the year-ago quarter, and unchanged from December 31, 2005.

Table 9 — Credit Exposure Composition

	2006		2005
(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
	(Unaudited)				(Unaudited)		(Unaudited)		(Unaudited)
By Type
Commercial:
Middle market commercial and industrial	$5,288,710	20.1%	$5,084,244	20.6%	$4,856,608	19.6%	$4,947,640	19.9%	$4,824,403	19.6%
Middle market commercial real estate:
Construction	1,366,890	5.2	1,521,897	6.2	1,770,543	7.1	1,692,748	6.8	1,647,999	6.7
Commercial	3,046,368	11.6	2,015,498	8.2	1,933,610	7.8	1,948,195	7.8	1,913,849	7.8

Middle market commercial real estate	4,413,258	16.8	3,537,395	14.4	3,704,153	14.9	3,640,943	14.6	3,561,848	14.5
Small business	2,116,063	8.1	2,223,740	9.1	2,112,171	8.5	2,136,685	8.7	2,204,278	8.9

Total commercial	11,818,031	45.0	10,845,379	44.1	10,672,932	43.0	10,725,268	43.2	10,590,529	43.0

Consumer:
Automobile loans	2,053,777	7.8	1,985,304	8.0	2,063,285	8.3	2,045,771	8.2	2,066,264	8.4
Automobile leases	2,154,883	8.2	2,289,015	9.3	2,381,004	9.6	2,458,432	9.9	2,476,098	10.0
Home equity	4,816,196	18.3	4,638,841	18.8	4,684,904	18.9	4,683,577	18.8	4,594,586	18.6
Residential mortgage	4,604,705	17.5	4,193,139	17.0	4,180,350	16.9	4,152,203	16.7	3,995,769	16.2
Other loans	697,997	2.5	520,488	1.9	513,812	2.2	501,897	1.8	483,219	1.9

Total consumer	14,327,558	54.3	13,626,787	55.0	13,823,355	55.9	13,841,880	55.4	13,615,936	55.1

Total loans and direct financing leases	$26,145,589	99.3	$24,472,166	99.1	$24,496,287	98.9	$24,567,148	98.6	$24,206,465	98.1

Operating lease assets	174,839	0.7	229,077	0.9	274,190	1.1	353,678	1.4	466,550	1.9

Total credit exposure	$26,320,428	100.0%	$24,701,243	100.0%	$24,770,477	100.0%	$24,920,826	100.0%	$24,673,015	100.0%

Total automobile exposure (1)	$4,383,499	16.7%	$4,503,396	18.2%	$4,718,479	19.0%	$4,857,881	19.5%	$5,008,912	20.3%

By Business Segment (2)
Regional Banking:
Central Ohio	$3,295,373	12.5%	$3,150,395	12.8%	$3,233,382	13.1%	$3,154,443	12.7%	$3,119,776	12.6%
Northern Ohio	2,915,530	11.1	2,892,723	11.7	2,953,049	11.9	2,917,036	11.7	2,910,631	11.8
Southern Ohio / Kentucky	2,078,181	7.9	2,037,190	8.2	2,059,649	8.3	2,100,446	8.4	2,018,617	8.2
West Michigan	2,372,563	9.0	2,363,162	9.6	2,369,800	9.6	2,386,311	9.6	2,335,441	9.5
East Michigan	1,536,284	5.8	1,573,413	6.4	1,530,081	6.2	1,495,277	6.0	1,475,508	6.0
West Virginia	968,333	3.7	970,953	3.9	948,847	3.8	918,612	3.7	887,230	3.6
Indiana	977,589	3.7	1,025,807	4.2	958,119	3.9	1,037,983	4.2	990,747	4.0
Unizan(4)	1,641,972	6.2	—	—	—	—	—	—	—	—
Mortgage and equipment leasing groups	3,525,564	13.5	3,533,535	14.2	3,504,796	14.1	3,447,249	13.8	3,330,970	13.5

Regional Banking	19,311,389	73.4	17,547,178	71.0	17,557,723	70.9	17,457,357	70.1	17,068,920	69.2
Dealer Sales(3)	5,276,621	20.0	5,429,997	22.0	5,492,235	22.2	5,761,321	23.1	5,955,611	24.1
Private Financial and Capital Markets Group(4)	1,732,418	6.6	1,724,068	7.0	1,720,519	6.9	1,702,148	6.8	1,648,484	6.7
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$26,320,428	100.0%	$24,701,243	100.0%	$24,770,477	100.0%	$24,920,826	100.0%	$24,673,015	100.0%

(1)	Sum of automobile loans and leases and automobile operating lease assets.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(3)	Includes operating lease inventory.

(4)	In the first quarter of 2006, loans acquired from Unizan were reflected in the Regional Banking and PFCMG lines of business.

Commercial Credit
     Commercial credit approvals are based on the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. There are two processes for approving credit risk exposures. The first involves a centralized loan approval process for the standard products and structures utilized in small business lending. In this centralized decision environment, individual credit authority is granted to certain individuals on a regional basis to preserve our local decision-making focus. The second, and more prevalent approach, involves individual approval of exposures. These approvals are consistent with the authority delegated to officers located in the geographic regions who are experienced in the industries and loan structures over which they have responsibility.
     All C&I and CRE credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two-dimensional rating methodology, which has 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.
     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis to continually update default probabilities and to estimate future losses.
     In addition to the initial credit analysis initiated by the portfolio manager during the underwriting process, the loan review group performs independent credit reviews. The loan review group reviews individual loans and credit processes and conducts a portfolio review at each of the regions on a 15-month cycle, and the loan review group validates the risk grades on a minimum of 50% of the portfolio exposure. During the previous 15 months, 61% of the total commercial portfolio was reviewed by our independent loan review function.
     Borrower exposures may be designated as “watch list” accounts when warranted by individual company performance, or by industry and environmental factors. Such accounts are subjected to additional quarterly reviews by the business line Management, the loan review group, and credit administration in order to adequately assess the borrower’s credit status and to take appropriate action.
     A specialized credit workout group manages problem credits and handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or lower. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the credits managed.
Consumer Credit
     Consumer credit approvals are based on, among other factors, the financial strength of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. There is also individual credit authority granted to certain individuals on a regional basis to preserve our local decision-making focus. Each credit extension is assigned a specific probability-of-default and loss-in-event-of-default. The probability-of-default is generally a function of the borrower’s credit bureau score, while the loss-in-event-of-default is related to the type of collateral and the loan-to-value ratio associated with the credit extension.
     In consumer lending, credit risk is managed from a loan type and vintage performance analysis. All portfolio segments are continuously monitored for changes in delinquency trends and other asset quality indicators. We make extensive use of portfolio assessment models to continuously monitor the quality of the portfolio and identify under-performing segments. This information is then incorporated into future origination strategies. The independent risk management group has a consumer process review component to ensure the effectiveness and efficiency of the consumer credit processes.

     Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt/income ratios, and loan-to-value ratios. We offer a closed-end, home equity loans with a fixed rate and level monthly payments and a variable-rate, interest only home equity line of credit. At March 31, 2006, we had $1.1 billion of home equity loans and $3.5 billion of home equity lines of credit. The average loan-to-value ratio of our home equity portfolio (both loans and lines) was 80% at March 31, 2006. We do not originate home equity loans or lines that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “options ARMs,”; i.e., which can be adjustable rate at the option of the customer. Home equity loans are generally fixed rate with periodic principal and interest payments. We originated $148 million of home equity loans in the first quarter 2006 with a weighted average loan-to-value ratio of 58% and a weighted average FICO score of 726. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the first quarter of 2006, we originated $320 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 75% and a weighted average FICO score of 736.
     At March 31, 2006, we had $4.6 billion of residential real estate loans. Adjustable rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 65% of this portfolio. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “options ARMs,”; i.e., which can be adjustable rate at the option of the customer. Interest only loans comprised $0.9 billion of residential real estate loans at March 31, 2006. Interest only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. (See the Non-performing Assets section of Credit Risk, for further information regarding when consumer loans are placed on non-accrual status and when the balances are charged-off to the allowance for loan and lease losses.)
     Collection action is initiated on an “as needed” basis through a centrally managed collection and recovery function. The collection group employs a series of collection methodologies designed to maintain a high level of effectiveness while maximizing efficiency. In addition to the retained consumer loan portfolio, the collection group is responsible for collection activity on all sold and securitized consumer loans and leases.
Non-Performing Assets (NPAs)
(This section should be read in conjunction with Significant Factor 1.)
     NPAs consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. C&I, CRE, and small business loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90 days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss. Consumer loans and leases, excluding residential mortgages and home equity lines and leases, are not placed on non-accrual status but are charged-off in accordance with regulatory statutes, which is generally no more than 120 days past due. Residential mortgages and home equity loans and lines, while highly secured, are placed on non-accrual status within 180 days past due as to principal and 210 days past due as to interest, regardless of collateral. When we believe the borrower’s ability and intent to make periodic interest and principal payments resume and collectibility is no longer in doubt, the loan is returned to accrual status. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral, less the cost to sell, is then recorded as real estate owned.

     Table 10 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters.
Table 10 — Non-Performing Assets and Past Due Loans and Leases

	2006	2005
(in thousands )	March 31,	December 31,	September 30,	June 30,	March 31,

Non-accrual loans and leases:
Middle market commercial and industrial	$45,723	$28,888	$25,431	$26,856	$16,993
Middle market commercial real estate	18,243	15,763	13,073	15,331	6,682
Small business	28,389	28,931	26,098	19,788	16,387
Residential mortgage	29,376	17,613	16,402	14,137	12,498
Home equity	13,778	10,720	8,705	7,748	7,333

Total non-performing loans and leases	135,509	101,915	89,709	83,860	59,893

Other real estate, net:
Residential	17,481	14,214	11,182	10,758	10,571
Commercial	1,903	1,026	909	2,800	2,839

Total other real estate, net	19,384	15,240	12,091	13,558	13,410

Total non-performing assets	$154,893	$117,155	$101,800	$97,418	$73,303

Non-performing loans and leases guaranteed by the U.S. government	$18,256	$7,324	$6,812	$5,892	$4,264

Non-performing loans and leases as a % of total loans and leases	0.52%	0.42%	0.37%	0.34%	0.25%

Non-performing assets as a % of total loans and leases and other real estate	0.59	0.48	0.42	0.40	0.30

Accruing loans and leases past due 90 days or more	$52,297	$56,138	$50,780	$53,371	$50,086

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.20%	0.23%	0.21%	0.22%	0.21%
     NPAs were $154.9 million at March 31, 2006, and represented 0.59% of related assets, up $81.6 million from $73.3 million, or 0.30%, at the end of the year-ago quarter, and up $37.7 million from $117.2 million, or 0.48%, at December 31, 2005. The Unizan merger added $33.8 million to NPAs in the current quarter, of which one-third represented the government guaranteed portion of Small Business Loan Administration (SBA) loans. NPLs, which exclude other real estate owned (OREO), were $135.5 million at March 31, 2006, up $75.6 million from the year-earlier period and $33.6 million from the end of the 2005 fourth quarter, of which $32.8 million represented NPLs acquired from Unizan. NPLs expressed as a percent of total loans and leases were 0.52% at March 31, 2006, up from 0.25% a year earlier and from 0.42% at December 31, 2005.
     The over 90-day delinquent, but still accruing, ratio was 0.20% at March 31, 2006, down slightly from 0.21% at the end of the year-ago quarter, and down from 0.23% at December 31, 2006. This represented the lowest 90-day delinquency ratio in over five years.

     Non-performing asset activity for each of the past five quarters ended March 31, 2006, was as follows:
Table 11 — Quarterly Non-Performing Assets Activity

	2006	2005
(in thousands)	First	Fourth	Third	Second	First

Non-performing assets, beginning of period	$117,155	$101,800	$97,418	$73,303	$108,568
New non-performing assets	53,768	52,553	37,570	47,420	33,607
Acquired non-performing assets	33,843	—	—	—	—
Returns to accruing status	(14,310)	(3,228)	(231)	(250)	(3,838)
Loan and lease losses	(13,314)	(9,063)	(5,897)	(6,578)	(17,281)
Payments	(13,195)	(21,329)	(21,203)	(11,925)	(10,404)
Sales	(9,054)	(3,578)	(5,857)	(4,552)	(37,349)

Non-performing assets, end of period	$154,893	$117,155	$101,800	$97,418	$73,303

Allowances for Credit Losses (ACL)
(This section should be read in conjunction with Significant Factors 1 and 6.)
     We maintain two reserves, both of which are available to absorb probable credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). When summed together, these reserves constitute the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
     The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or recoveries, while reductions reflect charge-offs, net of recoveries, or the sale of loans. The AULC is determined by applying the transaction reserve process to the unfunded portion of the portfolio adjusted by an applicable funding percentage.
     We have an established process to determine the adequacy of the ACL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. For determination purposes, the allowance is comprised of two components: the transaction reserve and the economic reserve.
     Transaction Reserve
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on characteristics of each commercial and consumer loan or lease in the portfolio and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired.
     For middle market commercial and industrial, middle market commercial real estate, and small business loans, the estimate of loss based on characteristics of each loan made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
     In the case of more homogeneous portfolios, such as consumer loans and leases, and residential mortgage loans, the determination of the transaction component is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios.
     We analyze each middle market commercial and industrial, middle market commercial real estate, or small business loan over $500,000 for impairment when the loan is non-performing or has a grade of substandard or lower. The impairment tests are done in accordance with applicable accounting standards and regulations. For loans that are determined to be impaired, an estimate of loss is made for the amount of the impairment.
     Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     Economic Reserve
     Changes in the economic environment are a significant judgmental factor Management considers in determining the appropriate level of the ACL. The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period.
     The methodology to determine the economic reserve is specifically tied to economic indices that have a high correlation to our historic charge-off variability. The indices currently in the model consist of the Real Consumer Spending, Consumer Confidence, ISM Manufacturing Index, and Non-Agriculture Job Creation in our core states of Ohio, Michigan, West Virginia, and Indiana. The indices and time frame may be adjusted as actual portfolio performance changes over time. Management has the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the newness of the model and the continuing uncertainty of forecasting economic environment changes.
     This methodology allows for a more meaningful discussion of our view of the current economic conditions and the potential impact on credit losses. The continued use of quantitative methodologies for the transaction reserve and the introduction of the quantitative methodology for the economic component may have the impact of more period-to-period fluctuation in the absolute and relative level of the reserve than exhibited in prior-period results.
     The March 31, 2006, ALLL was $283.8 million, $19.4 million higher than $264.4 million a year earlier, and $15.5 million higher than $268.3 million at December 31, 2005. The Unizan merger added $22.2 million to the ALLL. Expressed as a percent of period-end loans and leases, the ALLL ratio at March 31, 2006, was 1.09%, unchanged from a year ago, and down slightly from 1.10% at December 31, 2005. Although the ALLL was unchanged from the year-ago quarter, the component mix changed with a 6 basis point increase in the transaction reserve, offset by a 6 basis point decline in the economic reserve.
     The ALLL as a percent of NPAs was 183% at March 31, 2006, down from 361% a year ago, and 229% at December 31, 2005. At March 31, 2006, the AULC was $39.3 million, up from $31.6 million at the end of the year-ago quarter and $37.0 million at December 31, 2005.
     On a combined basis, the ACL as a percent of total loans and leases at March 31, 2006, was 1.24%, up from 1.22% a year ago, though down slightly from 1.25% at December 31, 2005. The ACL as a percent of NPAs was 209% at March 31, 2006, down from 404% a year earlier and 261% at December 31, 2005.
     Table 12 reflects activity in the ALLL and AULC for each of the last five quarters.

Table 12 — Quarterly Credit Reserves Analysis

	2006	2005
(in thousands)	First	Fourth	Third	Second	First

Allowance for loan and lease losses, beginning of period	$268,347	$253,943	$254,784	$264,390	$271,211
Acquired allowance for loan and lease losses	22,187	—	—	—	—
Loan and lease losses	(33,405)	(27,072)	(25,830)	(25,733)	(37,213)
Recoveries of loans previously charged off	9,189	9,504	7,877	9,469	8,941

Net loan and lease losses	(24,216)	(17,568)	(17,953)	(16,264)	(28,272)

Provision for loan and lease losses	17,521	31,972	17,112	13,247	21,451
Economic reserve transfer	—	—	—	(6,253)	—
Allowance of assets sold and securitized	—	—	—	(336)	—

Allowance for loan and lease losses, end of period	$283,839	$268,347	$253,943	$254,784	$264,390

Allowance for unfunded loan commitments and letters of credit, beginning of period	$36,957	$38,098	$37,511	$31,610	$33,187

Acquired AULC	325	—	—	—	—
Provision for unfunded loan commitments and letters of credit losses	2,019	(1,141)	587	(352)	(1,577)
Economic reserve transfer	—	—	—	6,253	—

Allowance for unfunded loan commitments and letters of credit, end of period	$39,301	$36,957	$38,098	$37,511	$31,610

Total allowances for credit losses	$323,140	$305,304	$292,041	$292,295	$296,000

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.88%	0.89%	0.84%	0.82%	0.82%
Economic reserve	0.21	0.21	0.20	0.22	0.27

Total loans and leases	1.09%	1.10%	1.04%	1.04%	1.09%

Non-performing loans and leases (NPLs)	209	263	283	304	441
Non-performing assets (NPAs)	183	229	249	262	361

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.24%	1.25%	1.19%	1.19%	1.22%
Non-performing loans and leases	238	300	326	349	494
Non-performing assets	209	261	287	300	404

Net Charge-offs
(This section should be read in conjunction with Significant Factors 1 and 6.)
Table 13 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 13 — Quarterly Net Charge-Off Analysis

	2006	2005
(in thousands)	First	Fourth	Third	Second	First

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$6,887	$(744)	$(1,082)	$1,312	$14,092
Middle market commercial real estate:
Construction	(241)	(175)	495	(134)	(51)
Commercial	210	14	1,779	2,269	(152)

Middle market commercial real estate	(31)	(161)	2,274	2,135	(203)
Small business	3,709	4,465	3,062	2,141	2,283

Total commercial	10,565	3,560	4,254	5,588	16,172

Consumer:
Automobile loans	2,977	3,213	3,895	1,664	3,216
Automobile leases	3,515	3,422	3,105	2,123	3,014

Automobile loans and leases	6,492	6,635	7,000	3,787	6,230
Home equity	4,515	4,498	4,093	5,065	3,963
Residential mortgage	715	941	522	430	439
Other loans	1,929	1,934	2,084	1,394	1,468

Total consumer	13,651	14,008	13,699	10,676	12,100

Total net charge-offs	$24,216	$17,568	$17,953	$16,264	$28,272

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.54%	(0.06)	(0.09)%	0.11%	1.20%
Middle market commercial real estate:
Construction	(0.07)	(0.04)	0.12	(0.03)	(0.01)
Commercial	0.03	—	0.37	0.48	(0.03)

Middle market commercial real estate	—	(0.02)	0.25	0.24	(0.02)
Small business	0.70	0.80	0.54	0.38	0.42

Total commercial	0.38	0.13	0.16	0.21	0.62

Consumer:
Automobile loans	0.60	0.64	0.75	0.32	0.64
Automobile leases	0.63	0.59	0.51	0.34	0.49

Automobile loans and leases	0.62	0.61	0.62	0.33	0.56
Home equity	0.38	0.39	0.35	0.44	0.35
Residential mortgage	0.07	0.09	0.05	0.04	0.04
Other loans	1.32	1.48	1.64	1.14	1.22

Total consumer	0.40	0.41	0.40	0.31	0.36

Net charge-offs as a % of average loans	0.39%	0.29%	0.29%	0.27%	0.47%

2006 First Quarter versus 2005 First Quarter and 2005 Fourth Quarter
     Total net charge-offs for the 2006 first quarter were $24.2 million, or an annualized 0.39% of average total loans and leases with the Unizan merger having no material impact. This was down from $28.3 million, or an annualized 0.47%, in the year-ago quarter. However, this was up from $17.6 million, or an annualized 0.29%, of average total loans and leases in the 2005 fourth quarter with 11 basis points of the increase in the net charge-off ratio, or $6.5 million in net charge-offs, related to the resolution of certain commercial loans that were classified as NPLs, and for which reserves were established in the 2005 fourth quarter.
     Total commercial net charge-offs in the first quarter were $10.6 million, or an annualized 0.38%, down $5.6 million from $16.2 million, or an annualized 0.62%, in the year-ago quarter. Compared with the 2005 fourth quarter, however, current period total commercial net charge-offs increased $7.0 million, with $6.5 million representing the resolution of certain loans that were classified as NPLs in the 2005 fourth quarter noted above.
     Total consumer net charge-offs in the current quarter were $13.7 million, or an annualized 0.40% of related loans, up from $12.1 million, or 0.36%, in the year-ago quarter. The increase reflected generally higher net charge-offs in all consumer loan categories due mostly to the impact of both slower growth, as well as the seasoning of these portfolios. Compared with the 2005 fourth quarter, total consumer net charge-offs decreased slightly from $14.0 million, or 0.41%.
Market Risk
     Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified three primary sources of market risk: interest rate risk, lease residual risk, and price risk. Interest rate risk is our primary market risk.
Interest Rate Risk
     Interest rate risk results from timing differences in the repricings and maturities of assets and liabilities, and changes in relationships between market interest rates and the yields on assets and rates on liabilities, as well as from the impact of embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate CDs before maturity.
     Our board of directors establishes broad policy limits with respect to interest rate risk. Our Market Risk Committee (MRC) establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our MRC regularly monitors the level of interest rate risk sensitivity to ensure compliance with board of directors approved risk limits.
     Interest rate risk management is a dynamic process that encompasses monitoring loan and deposit flows, investment and funding activities, and assessing the impact of the changing market and business environments. Effective management of interest rate risk begins with understanding the interest rate characteristics of assets and liabilities and determining the appropriate interest rate risk posture given market expectations and policy objectives and constraints.
     Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time horizon. Although bank owned life insurance and automobile operating lease assets are classified as non-interest earning assets, and the income from these assets is in non-interest income, these portfolios are included in the interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. The economic value of equity (EVE) is calculated by subjecting the period-end balance sheet to changes in interest rates, and measuring the impact of the changes on the values of the assets and liabilities. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation horizon. Similar to income simulation modeling, EVE analysis also includes the risks of bank owned life insurance and the mortgage servicing asset.

     The models used for these measurements take into account prepayment speeds on mortgage loans, mortgage-backed securities, and consumer installment loans, as well as cash flows of other loans and deposits. Balance sheet growth assumptions are also considered in the income simulation model. The models include the effects of derivatives, such as interest rate swaps, interest rate caps, floors, and other types of interest rate options, and account for changes in relationships among interest rates (basis risk).
     The baseline scenario for income simulation analysis, with which all other scenarios are compared, is based on market interest rates implied by the prevailing yield curve as of the period end. Alternative interest rate scenarios are then compared with the baseline scenario. These alternative market rate scenarios include parallel rate shifts on both a gradual and immediate basis, movements in rates that alter the shape of the yield curve (e.g., flatter or steeper yield curve), and spot rates remaining unchanged for the entire measurement period. Scenarios are also developed to measure basis risk, such as the impact of LIBOR-based rates rising or falling faster than the prime rate.
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of March 31, 2006, and December 31, 2005. All of the positions were well within the board of directors’ policy limits.
Table 14 — Net Interest Income at Risk

	Net Interest Income at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-4.0%	-2.0%	-2.0%	-4.0%

March 31, 2006	-1.5%	-0.5%	+0.2%	+0.3%
December 31, 2005	-1.3%	-0.5%	+0.1%	+0.3%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.
Table 15 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)

Basis point change scenario	-200	-100	+100	+200

Board policy limits	-12.0%	-5.0%	-5.0%	-12.0%

March 31, 2006	+0.6%	+1.3%	-3.2%	-7.4%
December 31, 2005	-0.8%	+0.5%	-2.5%	-6.2%
Price Risk
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to mark-to-market accounting. We have price risk from trading securities, which includes instruments to hedge MSRs. We also have price risk from securities owned by our broker-dealer subsidiaries, the foreign exchange positions, investments in private equity limited partnerships and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio and on the amount of foreign exchange exposure that can be maintained and the amount of marketable equity securities that can be held by the insurance subsidiaries.

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
     Liquidity policies and limits are established by our board of directors, with operating limits set by our Market Risk Committee (MRC), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. Our MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan. We believe that sufficient liquidity exists to meet the funding needs of the Bank and the parent company.
     Cash taxes paid for 2005 and projected for 2006 are in excess of the provision for income taxes as a result of lower lease volume, which negatively impacts the benefits of the like-kind exchange program in deferring taxable gains.

Table 16 — Deposit Composition

	2006		2005
(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,
	(Unaudited)				(Unaudited)		(Unaudited)		(Unaudited)

By Type
Demand deposits — non-interest bearing	$3,776,790	15.4%	$3,390,044	15.1%	$3,361,749	15.0%	$3,221,352	14.4%	$3,186,187	14.6%
Demand deposits — interest bearing	7,676,818	31.3	7,380,044	32.9	7,481,019	33.5	7,674,807	34.4	7,848,458	36.1
Savings and other domestic time deposits	3,585,840	14.6	3,094,136	13.8	3,186,354	14.3	3,340,406	15.0	3,468,004	15.9
Certificates of deposit less than $100,000	4,311,870	17.6	3,526,039	15.7	3,281,457	14.7	3,032,957	13.6	2,555,241	11.7

Total core deposits	19,351,318	78.9	17,390,263	77.5	17,310,579	77.5	17,269,522	77.4	17,057,890	78.3
Domestic time deposits of $100,000 or more	1,670,836	6.8	1,348,928	6.0	1,356,875	6.1	1,177,271	5.3	1,311,495	6.0
Brokered deposits and negotiable CDs	3,081,211	12.5	3,199,796	14.3	3,228,083	14.4	3,451,967	15.5	2,999,753	13.8
Deposits in foreign offices	451,798	1.8	470,688	2.2	453,585	2.0	431,816	1.8	401,835	1.9

Total deposits	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%	$22,330,576	100.0%	$21,770,973	100.0%

Total core deposits:
Commercial	$5,994,233	31.0%	$5,352,053	30.8%	$5,424,728	31.3%	$5,399,412	31.3%	$5,218,482	30.6%
Personal	13,357,085	69.0	12,038,210	69.2	11,885,851	68.7	11,870,110	68.7	11,839,408	69.4

Total core deposits	$19,351,318	100.0%	$17,390,263	100.0%	$17,310,579	100.0%	$17,269,522	100.0%	$17,057,890	100.0%

By Business Segment (1)
Regional Banking:
Central Ohio	$4,939,053	20.1%	$4,520,595	20.2%	$4,424,544	19.8%	$4,629,281	20.7%	$4,607,924	21.2%
Northern Ohio	4,171,435	17.0	4,076,374	18.2	4,044,455	18.1	3,978,933	17.8	3,932,463	18.1
Southern Ohio / Kentucky	2,025,401	8.2	1,951,322	8.7	1,914,856	8.6	1,823,359	8.2	1,774,064	8.1
West Michigan	2,830,635	11.5	2,790,787	12.5	2,779,510	12.4	2,592,896	11.6	2,675,525	12.3
East Michigan	2,259,497	9.2	2,263,898	10.1	2,301,627	10.3	2,231,589	10.0	2,291,132	10.5
West Virginia	1,533,274	6.2	1,463,592	6.5	1,428,090	6.4	1,412,285	6.3	1,368,740	6.3
Indiana	809,176	3.3	728,193	3.2	772,183	3.5	773,773	3.5	718,875	3.3
Unizan (3)	1,510,995	6.2	—	—	—	—	—	—	—	—
Mortgage and equipment leasing groups	153,444	0.6	161,866	0.7	177,026	0.8	183,744	0.8	170,758	0.8

Regional Banking	20,232,910	82.4	17,956,627	80.1	17,842,291	79.8	17,625,860	78.9	17,539,481	80.6
Dealer Sales	63,573	0.3	65,237	0.3	72,393	0.3	68,436	0.3	68,996	0.3
Private Financial and Capital Markets Group	1,177,469	4.8	1,179,915	5.3	1,199,855	5.4	1,176,313	5.3	1,155,493	5.3
Treasury / Other (2)	3,081,211	12.5	3,207,896	14.3	3,234,583	14.5	3,459,967	15.5	3,007,003	13.8

Total deposits	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%	$22,330,576	100.0%	$21,770,973	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Comprised largely of brokered deposits and negotiable CDs.

(3)	In the first quarter of 2006, deposits acquired from Unizan were reflected in the Regional Banking line of business.

Credit Ratings
     Credit ratings by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions. (See the Liquidity Risks section in Part 1 of the 2005 Form 10-K for additional discussion.)
     Credit ratings as of March 31, 2006, for the parent company and the Bank were:
Table 17 — Credit Ratings

March 31, 2006
	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Stable
Fitch Ratings	A	A-	F1	Stable

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Stable
Fitch Ratings	A	A-	F1	Stable

Off-Balance Sheet Arrangements
     In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years, and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that we, and the Bank are required to hold.
     The table below provides certain information about our standby letters of credit:
Standby Letters of Credit

	2006	2005
(in millions)	First	Fourth	Third	Second	First

Total outstanding	$1,095	$1,079	$959	$947	$956
Percent collateralized	49%	48%	47%	46%	46%
Income recognized from issuance (1)	$3.0	$3.0	$2.6	$2.7	$2.8
Carrying amount of deferred revenue	5.3	4.0	3.7	3.1	3.6

(1)	Revenue is in other non-interest income on the consolidated statement of income.

     We enter into forward contracts relating to the mortgage banking business. At March 31, 2006, December 31, 2005, and March 31, 2005, we had commitments to sell residential real estate loans of $406.3 million, $348.3 million, and $388.5 million, respectively. These contracts mature in less than one year.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in provision for credit losses. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
     As with all companies, there is risk inherent in the day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Our Risk Management Group through a combination of business units and centralized processes, has the responsibility to manage the risk for the company through a process that assesses the overall level of risk on a regular basis and identifies specific risks and the steps being taken to control them. Furthermore, a system of committees is established to provide guidance over the process and escalate potential concerns to senior Management on the Operational Risk Committee, executive Management on the Risk Management Committee and the Risk Committee of the Board of Directors, as appropriate.
     We continue to develop and enhance policies and procedures to control the elements of risk found in our processes. While we are not able to eliminate risk completely, our goal is to minimize the impact of a risk event and to be prepared to cover the result of it through insurance, earnings, and capital.
     Certain overarching operational risk activities are performed by an enterprise risk group. These include monitoring adherence to corporate policies governing risk, business continuity programs to assure that operations to serve our customers continue during emergency situations, and information security to monitor and address electronic and sensitive information threats for the company.
Capital
     Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities. We place significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to the national markets under favorable terms, and enhances business growth and acquisition opportunities. The importance of managing capital is also recognized and we continually strive to maintain an appropriate balance between capital adequacy and providing attractive returns to shareholders.
     Shareholders’ equity totaled $3.1 billion at March 31, 2006. This balance represented a $522.7 million increase from December 31, 2005. The growth in shareholders’ equity resulted from the shares issued pursuant to the acquisition of Unizan of $575.8 million; retention of net income after dividends declared to shareholders, netting to $42.6 million; $12.1 million for the cumulative effect of change in accounting principle for servicing financial assets; and $10.9 million as a result of stock options exercised, partially offset by the impact of shares repurchased of $113.3 million, and by a decrease in accumulated other comprehensive income of $9.3 million. The decline in accumulated other comprehensive income resulted from a decrease in the market value of securities available for sale at March 31, 2006, compared with December 31, 2005.
     We evaluate several measures of capital, along with the customary three primary regulatory ratios: Tier 1 Risk-based Capital, Total Risk-based Capital, and Tier 1 Leverage.
     The Federal Reserve Board sets minimum capital ratio requirements for bank holding companies. In the calculation of the risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Our Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios and risk-adjusted assets for the past five quarters are shown in Table 18 and were well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively.

     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At March 31, 2006, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
     At March 31, 2006, the tangible equity to assets ratio was 6.97%, down from 7.42% a year ago and from 7.19% at December 31, 2005. At March 31, 2006, the tangible equity to risk-weighted assets ratio was 7.80%, down from 7.84% at the end of the year-ago quarter and from 7.91% at December 31, 2005. The decrease in the tangible equity to assets ratio reflected approximately 2 basis points related to the issuance of capital for the Unizan merger, as well as 35 basis points, due to the impact of share repurchases.
Table 18 — Capital Adequacy

	2006	2005
(in millions)	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets	$31,289	$29,599	$29,352	$29,973	$30,267

Tier 1 leverage ratio	8.52%	8.34%	8.50%	8.50%	8.45%
Tier 1 risk-based capital ratio	8.94	9.13	9.42	9.18	9.04
Total risk-based capital ratio	12.11	12.42	12.70	12.39	12.33

Tangible equity / asset ratio	6.97	7.19	7.39	7.36	7.42
Tangible equity / risk-weighted assets ratio	7.80	7.91	8.19	8.05	7.84
Average equity / average assets	8.15	7.89	7.97	8.03	7.76
     During the quarter, 4.8 million shares of common stock were repurchased in the open market leaving 5.0 million shares remaining at March 31, 2006 under the 15 million share repurchase authorization announced October 18, 2005. On April 20, 2006, the board of directors announced a new 15 million share repurchase authorization and canceled the 5.0 million shares remaining from the previous authorization. This new authorization may be used to help mitigate the diluted earnings impact resulting from the issuance of incentive plan shares and/or shares issued in the Unizan merger. All purchases under the current authorization will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
     On January 18, 2006, the board of directors declared a quarterly cash dividend on our common stock of $0.25 per common share payable April 3, 2006, to shareholders of record on March 17, 2006. Subsequent to the end of the 2006 first quarter, the board of directors on April 20, 2006, declared a quarterly cash dividend on our common stock of $0.25 per common share, payable July 3, 2006, to shareholders of record on June 16, 2006.

Table 19 — Quarterly Common Stock Summary

	2006	2005
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Common stock price, per share
High (1)	$24.750	$24.640	$25.410	$24.750	$24.780
Low (1)	22.560	20.970	22.310	22.570	22.150
Close	24.130	23.750	22.470	24.140	23.900
Average closing price	23.649	23.369	24.227	23.771	23.216

Dividends, per share
Cash dividends declared on common stock	$0.250	$0.215	$0.215	$0.215	$0.200

Common shares outstanding
Average — basic	230,968	226,699	229,830	232,217	231,824
Average — diluted	234,363	229,718	233,456	235,671	235,053
Ending	245,183	224,106	229,006	230,842	232,192
Book value per share	$12.56	$11.41	$11.45	$11.40	$11.15
Tangible book value per share	9.95	10.44	10.50	10.45	10.22

Common share repurchases
Number of shares repurchased	4,831	5,175	2,598	1,818	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

LINES OF BUSINESS DISCUSSION
     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results of Operations and other sections for a full understanding of consolidated financial performance.
     We have three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes our Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
Use of Operating Earnings to Measure Segment Performance
     We use earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities. For the three months ended March 31, 2006 and 2005, operating earnings were the same as reported GAAP.
Funds Transfer Pricing
     We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-based pool rate. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact and management of interest rate and liquidity risk in Treasury/Other where it can be monitored and managed.
Treatment of Unizan Financial Corp. Merger
     On March 1, 2006, the merger with Unizan was completed (See Significant Factor 1). For line of business reporting, the impact of the merger is reflected in all balance sheet, income statement, and credit quality results. However, certain supplemental data excludes the impact of Unizan, as such information on a comparable basis would not be available until the conversion of Unizan’s systems to our systems and subsequent analysis and reconciliation to our management reporting systems. Data where Unizan is excluded has been footnoted.

Regional Banking
(This section should be read in conjunction with Significant Factors 1, 2, and 6.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 375 branches, nearly 1,000 ATMs, plus online and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 59% and 78% of total Regional Banking average loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
     We have a business model that emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making with regard to price and terms of these products. Our strategy has been to focus on building a deeper relationship with our customers by providing “Simply the Best” service experience. This focus on service requires state-of-the-art platform technology in our branches, award-winning retail and business websites for our customers, extensive development of our associates, and internal processes that empower our local bankers to serve our customers better. We expect the combination of loan decision-making and “Simply the Best” service will continue to improve our competitive position and drive revenue and earnings growth.
2006 First Quarter versus 2005 First Quarter
     Regional Banking contributed $80.5 million of our net operating earnings for the first quarter of 2006, up $19.7 million from the year-ago quarter. This improved performance primarily reflected a $29.8 million, or 12%, increase in fully taxable equivalent revenue. Non-interest income increased $6.6 million, or 9%, from the year-ago period. Non-interest expense increased $1.5 million, or 1%, from the year-ago quarter. Regional Banking’s ROA was 1.68%, up from 1.37% in first quarter of 2005, with a ROE of 31.2%, up from 24.7% in the year-ago quarter.
     Fully taxable equivalent revenue grew $29.8 million, or 12%, from the year-ago quarter, primarily reflecting a 13% increase in net interest income. This reflected a higher net interest margin and growth in loans and deposits. The net interest margin in the 2006 first quarter was 4.63%, up 20 basis points, from 4.43% in the year-ago quarter, primarily reflecting the benefit of the credit for deposits generated as interest rates increased, partially offset by lower loan spreads resulting from a more competitive lending environment and the negative impact of a flatter yield curve. Average total loans and leases increased across all regions:
Regional Banking Average Loans & Leases

		Increase from
	First Quarter	First Quarter
(in millions)	2006	2005

Region
Central Ohio	$3,166	2%
Northern Ohio	2,886	1
Southern Ohio/Kentucky	2,077	6
West Michigan	2,362	3
East Michigan	1,551	8
West Virginia	966	10
Indiana	1,018	4
Unizan	568	—
Mortgage and equipment leasing groups	3,458	6

Total loans and leases	$18,052	7%

     Average commercial loans increased 8%. Residential mortgages increased 10%, as interest rates remained low and despite a 22% decline in closed loan origination volume from the year-ago period. Home equity loans and lines of credit increased 3% compared to the year-ago period.
     Growth in average deposits was also broad-based:
Regional Banking Average Deposits

		Increase from
	First Quarter	First Quarter
(in millions of dollars)	2006	2005

Region
Central Ohio	$4,559	2%
Northern Ohio	4,184	2
Southern Ohio/Kentucky	1,986	13
West Michigan	2,791	4
East Michigan	2,255	(2)
West Virginia	1,471	8
Indiana	746	7
Unizan	523	—
Mortgage and equipment leasing groups	162	(10)

Total deposits	$18,677	6%

     The 6% increase in average deposits reflected 37% growth in domestic time deposits, partially offset by a 5% decrease in average interest bearing demand deposits, which includes money market demand accounts, and an 8% decrease in savings deposits. Non-interest bearing deposits grew 5% from the year-ago period.
     Many of the key operating performance drivers improved compared with 2005, even though the impact of Unizan is not reflected in the measurement of these drivers for the first quarter of 2006. Unizan will impact the measurement of these performance drivers in the second quarter, once Unizan’s systems have been converted. Since we focus on developing relationships, we monitor the “cross-sell” ratio as an indicator of our sales performance. This ratio measures success in selling multiple products to households. In Retail Banking, the 90-day cross-sell ratio improved 4% over the prior year period, but the small business cross-sell ratio decreased 6%. In addition, customer bases continued to expand. Period-end Retail Banking non-interest bearing checking account (DDA) households totaled 517,277, and increased 11,068, or 2%, from the year-ago quarter, with the number of small business DDA relationships up 2,882, or 6%. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers after first establishing a DDA account. In addition, the number of online consumer banking customers at March 31, 2006, grew 16% to 260,890 customers, which represented a relatively high 48% penetration of Retail Banking households and indicated a deepening relationship with those customers.
     The growth in revenue was accomplished without significant increases in Regional Banking’s expense base. Regional Banking’s efficiency ratio declined to 53% from 59% in the year-ago period, reflecting strong revenue growth and a continued focus on expense management, while still making investments in distribution and technology.

Table 20 — Regional Banking(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

INCOME STATEMENT (in thousands)

Net interest income	$208,212	$203,332	$197,257	$193,744	$185,030	$23,182	12.5%
Provision for credit losses	10,325	19,323	10,888	8,717	12,318	(1,993)	(16.2)

Net interest income after provision for credit losses	197,887	184,009	186,369	185,027	172,712	25,175	14.6

Operating lease income	2,342	1,807	1,441	1,206	964	1,378	N.M.
Service charges on deposit accounts	40,187	41,999	43,780	41,256	38,408	1,779	4.6
Brokerage and insurance income	3,864	3,904	3,963	4,545	3,527	337	9.6
Trust services	214	376	197	169	172	42	24.4
Mortgage banking	8,899	10,785	10,797	8,091	8,578	321	3.7
Other service charges and fees	11,390	11,357	11,325	11,127	10,045	1,345	13.4
Other income	10,911	11,880	9,451	9,909	9,505	1,406	14.8

Total non-interest income before securities gains	77,807	82,108	80,954	76,303	71,199	6,608	9.3
Securities gains	—	—	—	18	—	—	N.M.

Total non-interest income	77,807	82,108	80,954	76,321	71,199	6,608	9.3

Operating lease expense	1,937	1,544	1,186	997	799	1,138	N.M.
Personnel costs	64,902	59,813	60,919	61,715	60,951	3,951	6.5
Other expense	85,000	85,876	83,699	84,867	88,563	(3,563)	(4.0)

Total non-interest expense	151,839	147,233	145,804	147,579	150,313	1,526	1.0

Income before income taxes	123,855	118,884	121,519	113,769	93,598	30,257	32.3
Provision for income taxes (2)	43,349	41,609	42,532	39,819	32,759	10,590	32.3

Net income — operating (1)	$80,506	$77,275	$78,987	$73,950	$60,839	$19,667	32.3%

Revenue — fully taxable equivalent (FTE)
Net interest income	$208,212	$203,332	$197,257	$193,744	$185,030	$23,182	12.5%
Tax equivalent adjustment (2)	247	251	261	277	267	(20)	(7.5)

Net interest income (FTE)	208,459	203,583	197,518	194,021	185,297	23,162	12.5
Non-interest income	77,807	82,108	80,954	76,321	71,199	6,608	9.3

Total revenue (FTE)	$286,266	$285,691	$278,472	$270,342	$256,496	$29,770	11.6%

Total revenue excluding securities gains (FTE)	$286,266	$285,691	$278,472	$270,324	$256,496	$29,770	11.6%

SELECTED AVERAGE BALANCES (in millions)
Loans:
Commercial
Middle market commercial and industrial	$3,746	$3,673	$3,567	$3,630	$3,429	$317	9.2%
Middle market commercial real estate
Construction	1,432	1,631	1,648	1,615	1,598	(166)	(10.4)
Commercial	2,200	1,687	1,643	1,613	1,586	614	38.7
Small business loans	2,121	2,230	2,251	2,230	2,183	(62)	(2.8)

Total commercial	9,499	9,221	9,109	9,088	8,796	703	8.0

Consumer
Auto loans — indirect	26	2	3	3	3	23	N.M.
Home equity loans & lines of credit	4,367	4,327	4,354	4,314	4,252	115	2.7
Residential mortgage	3,708	3,581	3,574	3,509	3,372	336	10.0
Other loans	452	393	386	381	379	73	19.3

Total consumer	8,553	8,303	8,317	8,207	8,006	547	6.8

Total loans & leases	$18,052	$17,524	$17,426	$17,295	$16,802	$1,250	7.4%

Operating lease assets	$41	$29	$22	$18	$15	$26	N.M. %

Deposits:
Non-interest bearing deposits	$3,221	$3,196	$3,165	$3,089	$3,061	$160	5.2%
Interest bearing demand deposits	6,806	6,754	6,796	6,925	7,183	(377)	(5.2)
Savings deposits	2,535	2,423	2,534	2,667	2,754	(219)	(8.0)
Domestic time deposits	5,673	5,169	4,789	4,349	4,147	1,526	36.8
Foreign time deposits	442	459	432	404	401	41	10.2

Total deposits	$18,677	$18,001	$17,716	$17,434	$17,546	$1,131	6.4%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate

Table 20 — Regional Banking(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.68%	1.62%	1.66%	1.61%	1.37%	0.31%
Return on average equity	31.2	29.8	30.5	29.9	24.7	6.5
Net interest margin	4.63	4.53	4.41	4.45	4.43	0.20
Efficiency ratio	53.0	51.5	52.4	54.6	58.6	(5.6)

CREDIT QUALITY (in thousands)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$5,368	$(2,623)	$(1,432)	$(619)	$14,173	$(8,805)	(62.1)%
Middle market commercial real estate	175	14	2,280	2,216	(35)	210	N.M.
Small business loans	3,709	4,465	3,062	2,141	2,283	1,426	62.5

Total commercial	9,252	1,856	3,910	3,738	16,421	(7,169)	(43.7)

Consumer
Auto loans	(176)	(9)	(4)	45	(3)	(173)	N.M.
Home equity loans & lines of credit	4,223	4,233	4,070	4,969	3,963	260	6.6
Residential mortgage	651	941	522	430	268	383	N.M.
Other loans	1,330	1,633	1,871	1,140	1,163	167	14.4

Total consumer	6,028	6,798	6,459	6,584	5,391	637	11.8

Total net charge-offs	$15,280	$8,654	$10,369	$10,322	$21,812	$(6,532)	(29.9)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.58%	(0.28)%	(0.16)%	(0.07)%	1.68%	(1.10)%
Middle market commercial real estate	0.02	—	0.27	0.28	—	0.02
Small business loans	0.71	0.79	0.54	0.39	0.42	0.29

Total commercial	0.40	0.08	0.17	0.16	0.76	(0.36)

Consumer
Auto loans	(2.75)	(1.79)	(0.53)	6.02	(0.41)	(2.34)
Home equity loans & lines of credit	0.39	0.39	0.37	0.46	0.38	0.01
Residential mortgage	0.07	0.10	0.06	0.05	0.03	0.04
Other loans	1.19	1.65	1.92	1.20	1.24	(0.05)

Total consumer	0.29	0.32	0.31	0.32	0.27	0.02

Total net charge-offs	0.34%	0.20%	0.24%	0.24%	0.53%	(0.19)%

Non-performing assets (NPA) (in millions)
Middle market commercial and industrial	$42	$23	$23	$22	$15	$27	N.M. %
Middle market commercial real estate	18	16	13	15	7	11	N.M.
Small business loans	29	29	26	20	16	13	81.3
Residential mortgage	28	18	16	13	12	16	N.M.
Home equity	14	11	9	8	7	7	100.0

Total non-accrual loans	131	97	87	78	57	74	N.M.
Renegotiated loans	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	131	97	87	78	57	74	N.M.
Other real estate, net (OREO)	19	15	11	12	12	7	58.3

Total non-performing assets	$150	$112	$98	$90	$69	$81	N.M. %

Accruing loans past due 90 days or more	$44	$41	$42	$45	$41	$3	7.3%

Allowance for loan and lease losses (ALLL) (eop)	$228	$213	$200	$202	$211	$17	8.1%
ALLL as a % of total loans and leases	1.18%	1.22%	1.14%	1.16%	1.24%	(0.06)%
ALLL as a % of NPLs	174.0	219.6	229.9	259.0	370.2	(196.2)
ALLL + OREO as a % of NPAs	164.7	203.6	215.3	237.8	323.2	(158.5)
NPLs as a % of total loans and leases	0.68	0.55	0.50	0.45	0.33	0.35
NPAs as a % of total loans and leases + OREO	0.78	0.64	0.56	0.52	0.40	0.38

N.M., not a meaningful value
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Table 20 — Regional Banking(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,875	4,547	4,531	4,600	4,644	231	5.0%

Retail Banking
Average loans (in millions)	$5,533	$5,163	$5,173	$5,133	$5,038	$495	9.8%
Average deposits (in millions)	12,326	11,691	11,612	11,554	11,462	864	7.5
# employees — full-time equivalent (eop)	3,533	3,239	3,264	3,337	3,364	169	5.0
# banking offices (eop)	375	334	338	336	335	40	11.9
# ATMs (eop)	998	944	906	818	714	284	39.8
# DDA households (eop) (2)	517,277	514,690	515,838	510,092	506,209	11,068	2.2
# New relationships 90-day cross-sell (average) (2)	2.81	2.93	2.71	2.86	2.70	0.11	4.1
# on-line customers (eop) (2)	260,890	245,143	239,848	229,967	224,663	36,227	16.1
% on-line retail household penetration (eop) (2)	48%	45%	44%	43%	42%	6%

Small Business
Average loans (in millions)	$2,121	$2,230	$2,251	$2,230	$2,183	$(62)	(2.8)%
Average deposits (in millions)	2,102	2,192	2,152	2,051	2,005	97	4.8
# employees — full-time equivalent (eop)	273	275	273	286	276	(3)	(1.1)
# business DDA relationships (eop) (2)	54,828	53,998	53,835	53,048	51,946	2,882	5.5
# New relationships 90-day cross-sell (average) (2)	2.16	2.23	2.28	2.56	2.29	(0.13)	(5.7)

Commercial Banking
Average loans (in millions)	$7,408	$7,124	$7,002	$6,981	$6,721	$687	10.2%
Average deposits (in millions)	4,099	3,927	3,746	3,639	3,918	181	4.6
# employees — full-time equivalent (eop)	467	432	431	450	469	(1)	(0.3)
# customers (eop) (2)	4,914	4,636	4,805	4,966	5,071	(157)	(3.1)

Mortgage Banking (2)
Average loans (in millions)	$2,991	$3,007	$3,000	$2,951	$2,860	$131	4.6%
Average deposits (in millions)	150	191	206	190	161	(12)	(7.2)
# employees — full-time equivalent (eop)	602	601	563	528	535	67	12.5
Closed loan volume (in millions)	$596	$712	$918	$892	$762	$(166)	(21.8)
Portfolio closed loan volume (in millions)	184	248	274	396	364	(180)	(49.6)
Agency delivery volume (in millions)	355	500	472	382	335	20	5.9
Total servicing portfolio (in millions)	11,714	11,582	11,456	11,240	10,980	734	6.7
Portfolio serviced for others (in millions)	7,386	7,276	7,081	6,951	6,896	490	7.1
Mortage servicing rights (in millions)	121.3	91.3	85.9	71.1	81.0	40.3	49.8

N.M., not a meaningful value.
N/A — Not Available
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Excludes Unizan.

Dealer Sales
(See Significant Factor 3 and the Operating Lease Asset section.)
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,500 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Georgia, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers of the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases; finances the dealerships’ floor plan inventories, real estate, or working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share. To manage our credit exposure, we sell about 50% of our originated loans.
     Automobile lease accounting significantly impacts the presentation of Dealer Sales’ financial results. Automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. This accounting treatment impacts a number of Dealer Sales’ financial performance results and trends including net interest income, non-interest income, and non-interest expense. Residual values on leased automobiles, including the accounting for residual value losses, are also an important factor in the overall profitability of automobile leases.
2006 First Quarter versus 2005 First Quarter
     Dealer Sales contributed $14.3 million of our net operating earnings for the first quarter of 2006, down $3.6 million from the year-ago quarter. This primarily reflected the negative impacts of a lower net contribution from operating lease assets, a decline in net interest income, and higher provision for credit losses, partially offset by the benefits of growth in non-interest income before operating lease income and a decline in non-interest expense before operating lease expense. Dealer Sales’ ROA was 1.05%, down from 1.19% in the first quarter of 2005, with a ROE of 17.9%, down from 19.4% in the year-ago quarter.
     Operating lease income and operating lease expense continued to decline as that portfolio continues to run off. As a result, the net contribution from operating leases in the 2006 first quarter was $4.4 million ($17.0 million in operating lease income offset by $12.7 million in operating lease expense). This was down $4.2 million, or 49%, from the year-ago quarter’s net contribution of $8.6 million ($45.8 million in operating lease income offset by $37.1 million in operating lease expense). Average operating lease assets declined 69% from the year-ago quarter.
     Net interest income decline $3.2 million, or 9%, from the year-ago quarter reflecting a 5% decline in average loans and leases, as well as a 15 basis point decline in the net interest margin to 2.68% from 2.83% a year ago. The decline in average loans and leases reflected the continued program of selling approximately 50% of loan originations.
     The decline in the net interest margin reflected aggressive pricing competition over the last 18 months on new loan and lease originations. We expect Dealer Sales net interest margin to be somewhat lower than the total Company’s, as this line of business does not have lower cost deposit balances to offset our loan and lease funding costs. This business is directly impacted by the general automotive sales business in the Midwest, as well as programs initiated by manufacturers to enhance and increase sales.
     Midwest new car sales in the first quarter were soft with the domestic auto manufacturers posting sizeable reductions in sales volumes, excluding fleet sales, versus the first quarter of 2005. Automobile loan originations were up 14% over last year, buoyed by more used car financing than in the first quarter last year. While automobile leasing is on the rise, it is becoming a sales focus for all manufacturers. As a result, we experienced a 61% reduction in automobile lease production from the first quarter last year as a result of competitive pressure from the captives.

     The first quarter is typically the slowest origination period of the year. While production lagged in January and February, March loan originations were particularly strong. The average length of a loan increased slightly from the first quarter level last year, while the length of a lease remained stable. Profitability of originated loans and leases was stable as our focus on profitable business remained intact despite intense pricing competition.
     The provision for credit losses for the first three months of 2006 increased $0.8 million, or 12%, from the year-ago quarter. This increase reflected higher credit risk in the automobile loan and lease portfolio compared to last year. In addition, net charge-offs for all loans and leases was an annualized 0.55% for the first three months of 2006, up 7 basis points from the year-ago period.
     Non-interest income before operating lease income reflected an increase in other income and brokerage and insurance income. Other income increased $1.6 million, reflecting higher servicing income and gains on $170 million of automobile loan sales versus the first quarter of last year, when no loan sales occurred. Brokerage and insurance income increased $1.0 million, reflecting improved revenue from the sale of a debt cancellation protection product to automobile loan and lease customers. Claims filed under this product have decreased in the first quarter.
     Non-interest expense before operating lease expense reflected declines in other non-interest expenses, as well as in personnel costs. Other expenses declined slightly, primarily due to lower residual value losses. Personnel expenses declined $0.2 million, or 3.1%.

Table 21 — Dealer Sales (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

INCOME STATEMENT (in thousands)
Net interest income	$34,671	$34,954	$35,829	$36,887	$37,906	$(3,235)	(8.5)%
Provision for credit losses	7,762	9,035	5,488	4,468	6,931	831	12.0

Net interest income after provision for credit losses	26,909	25,919	30,341	32,419	30,975	(4,066)	(13.1)

Operating lease income	17,048	22,535	27,821	36,891	45,768	(28,720)	(62.8)
Service charges on deposit accounts	129	131	154	178	157	(28)	(17.8)
Brokerage and insurance income	1,544	1,235	1,155	1,091	545	999	N.M.
Trust services	1	1	1	1	—	1	N.M.
Mortgage banking	—	—	(2)	(1)	—	—	N.M.
Other service charges and fees	1	1	1	1	1	—	—
Other income	8,253	8,241	9,326	7,891	6,672	1,581	23.7

Total non-interest income before securities gains	26,976	32,144	38,456	46,052	53,143	(26,167)	(49.2)
Securities gains	—	—	—	—	—	—	N.M.

Total non-interest income	26,976	32,144	38,456	46,052	53,143	(26,167)	(49.2)

Operating lease expense	12,670	17,182	21,637	27,882	37,149	(24,479)	(65.9)
Personnel costs	5,277	4,985	4,874	5,154	5,448	(171)	(3.1)
Other expense	13,954	16,512	16,315	14,778	13,991	(37)	(0.3)

Total non-interest expense	31,901	38,679	42,826	47,814	56,588	(24,687)	(43.6)

Income before income taxes	21,984	19,384	25,971	30,657	27,530	(5,546)	(20.1)
Provision for income taxes (2)	7,694	6,784	9,090	10,730	9,636	(1,942)	(20.2)

Net income — operating (1)	$14,290	$12,600	$16,881	$19,927	$17,894	$(3,604)	(20.1)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$34,671	$34,954	$35,829	$36,887	$37,906	$(3,235)	(8.5)%
Tax equivalent adjustment (2)	—	—	—	—	—	—	N.M.

Net interest income (FTE)	34,671	34,954	35,829	36,887	37,906	(3,235)	(8.5)
Non-interest income	26,976	32,144	38,456	46,052	53,143	(26,167)	(49.2)

Total revenue (FTE)	$61,647	$67,098	$74,285	$82,939	$91,049	$(29,402)	(32.3)%

Total revenue excluding securities gains (FTE)	$61,647	$67,098	$74,285	$82,939	$91,049	$(29,402)	(32.3)%

SELECTED AVERAGE BALANCES (in millions)
Loans:
Commercial
Middle market commercial and industrial	$834	$728	$642	$795	$781	$53	6.8%
Middle market commercial real estate
Construction	0	3	7	6	6	(6)	(100)
Commercial	15	24	57	60	65	(50)	(76.9)

Total commercial	849	755	706	861	852	(3)	(0.4)

Consumer
Auto leases — indirect	2,221	2,337	2,424	2,468	2,461	(240)	(9.8)
Auto loans — indirect	1,968	2,016	2,075	2,066	2,005	(37)	(1.8)
Home equity loans & lines of credit	—	0	—	—	—	—	N.M.
Other loans	121	117	111	101	91	30	33.0

Total consumer	4,310	4,470	4,610	4,635	4,557	(247)	(5.4)

Total loans & leases	$5,159	$5,225	$5,316	$5,496	$5,409	$(250)	(4.6)%

Operating lease assets	$159	$216	$287	$391	$514	$(355)	(69.1)%

Deposits:
Non-interest bearing deposits	$52	$57	$66	$63	$65	$(13)	(20.0)%
Interest bearing demand deposits	2	2	2	3	3	(1)	(33.3)
Foreign time deposits	4	4	4	3	3	1	33.3

Total deposits	$58	$63	$72	$69	$71	$(13)	(18.3)%

N.M., not a meaningful value

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 21 — Dealer Sales (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.05%	0.89%	1.15%	1.31%	1.19%	(0.14)%
Return on average equity	17.9	14.9	19.1	22.1	19.4	(1.5)
Net interest margin	2.68	2.62	2.63	2.66	2.83	(0.15)
Efficiency ratio	51.7	57.6	57.7	57.6	62.2	(10.5)

CREDIT QUALITY (in thousands)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(110)	$941	$491	$—	$—	$(110)	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	N.M.

Total commercial	(110)	941	491	—	—	(110)	N.M.

Consumer
Auto leases	3,515	3,422	3,105	2,123	3,014	501	16.6
Auto loans	3,153	3,222	3,899	1,619	3,219	(66)	(2.1)
Home equity loans & lines of credit	—	18	—	—	—	—	N.M.
Other loans	494	269	185	242	175	319	N.M.

Total consumer	7,162	6,931	7,189	3,984	6,408	754	11.8

Total net charge-offs	$7,052	$7,872	$7,680	$3,984	$6,408	$644	10.0%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.05)%	0.51%	0.30%	—%	—%	(0.05)%
Middle market commercial real estate	—	—	—	—	—	—

Total commercial	(0.05)	0.49	0.28	—	—	(0.05)

Consumer
Auto leases	0.64	0.58	0.51	0.35	0.50	0.14
Auto loans	0.65	0.63	0.75	0.31	0.65	—
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
Other loans	1.66	0.91	0.66	0.96	0.78	0.88

Total consumer	0.67	0.62	0.62	0.34	0.57	0.10

Total net charge-offs	0.55%	0.60%	0.57%	0.29%	0.48%	0.07%

Non-performing assets (NPA) (in millions)
Middle market commercial and industrial	$—	$—	$1	$3	$—	$—	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	N.M.

Total non-accrual loans	—	—	1	3	—	—	N.M.
Renegotiated loans	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	—	—	1	3	—	—	N.M.
Other real estate, net (OREO)	—	—	—	—	—	—	N.M.

Total non-performing assets	$—	$—	$1	$3	$—	$—	N.M. %

Accruing loans past due 90 days or more	$5	$10	$8	$7	$6	$(1)	(16.7)%

Allowance for loan and lease losses (ALLL) (eop)	$40	$39	$39	$40	$38	$2	5.3%
ALLL as a % of total loans and leases	0.78%	0.74%	0.74%	0.74%	0.69%	0.09%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
NPLs as a % of total loans and leases	—	—	0.02	0.06	—	—
NPAs as a % of total loans and leases + OREO	—	—	0.02	0.06	—	—
N.M., not a meaningful value
eop — End of Period

(1)	Operating basis, see Lines of Business section for definition.

Table 21 — Dealer Sales (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	336	352	348	373	385	(49)	(12.7)%

Automobile loans
Production (in millions)	$416.3	$301.0	$469.3	$365.6	$366.9	49	13.5%
% Production new vehicles	47.2%	53.0%	64.5%	56.3%	47.9%	(0.7)%
Average term (in months)	67.6	65.5	65.1	65.1	65.0	2.6

Automobile leases
Production (in millions)	$73.9	$95.2	$118.7	$161.3	$190.9	(117)	(61.3)%
% Production new vehicles	97.0%	98.5%	98.8%	98.1%	99.1%	(2.1)%
Average term (in months)	53.1	52.3	54.6	53.3	53.3	(0.2)
Average residual %	41.7%	42.6%	39.8%	41.4%	42.7%	(1.0)%

eop — End of Period

(1)	Operating basis, see Lines of Business section for definition.

Private Financial and Capital Markets Group
Objectives, Strategies, and Priorities
     The Private Financial and Capital Markets Group (PFCMG) provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 29 proprietary mutual funds, including 10 variable annuity funds, which represented approximately $3.6 billion in assets under management at March 31, 2006. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through more than 100 licensed investment sales representatives and 600 licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
     PFCMG’s primary goals are to consistently increase assets under management by offering innovative products and services that are responsive to our clients’ changing financial needs and to grow the balance sheet mainly through increased loan volume achieved through improved cross-selling efforts. To grow managed assets, the Huntington Investment Company sales team has been utilized as the distribution source for trust and investment management. Additionally, PFCMG has been successful in introducing innovative investment management products.
2006 First Quarter versus 2005 First Quarter
     PFCMG contributed $16.2 million of the Company’s net earnings for the period ended March 31, 2006, up $6.6 million, or 68%, from the comparable year-ago period. The improvement reflected a $9.7 million increase in fully taxable equivalent revenue combined with a $1.3 million decrease in non-interest expenses, partially offset by a $0.8 million increase in the provision for credit losses. The ROA and ROE for the 2006 first quarter were 3.26% and 47.3%, respectively, compared to 2.04% and 29.4%, respectively, for the year-ago quarter.
     The overall improvement in performance for the 2006 first quarter was largely the result of continued success in the trust and asset management business. At March 31, 2006, assets under management were nearly $11 billion, a 10% increase from March 31, 2005. Total trust assets exceeded $46 billion, a 6% increase from the prior year, and total trust fees grew for the tenth consecutive quarter. Growth in managed assets resulted from the continued success of utilizing the Huntington Investment Company (HIC) sales team as the distribution source for trust and investment management products and services, combined with increased sales of an investment management style focused on enhanced option techniques. Managed assets in Huntington Asset Management Accounts (HAMA), which are primarily sold through HIC, grew more than $200 million since March 31, 2005, while asset growth in the option enhanced investment portfolio was nearly $50 million for the same period. We also expanded our trust presence in the Florida market by opening two new offices in mid-year 2005. By March 31, 2006, total managed assets for these two offices were $164 million. The solid investment performance of the Huntington proprietary mutual funds was reflected in strong growth in fund assets. At March 31, 2006, Huntington Fund assets were nearly $3.6 billion, an 11% increase from the 2005 first quarter, and equity fund assets exceeded $1.4 billion, a 22% increase year over year. In addition, three of the eight equity funds eligible for rating had an overall Morningstar “4 Star” or “5 Star” rating and one fixed income fund had a Morningstar “5 Star” rating. Two other equity funds also had Morningstar “4 Star” ratings for either the three or five-year periods ended March 31, 2006.
     PFCMG also showed modest balance sheet growth from the 2005 first quarter. Average loan balances increased by $75 million, or 5%, while average deposit balances increased by $41 million, or 4%. Much of the loan growth occurred in consumer loans, which increased 7% year over year, driven by growth in residential real estate loans. Commercial loan growth was negatively impacted by some large pay-downs in the private banking and mezzanine lending portfolios during the 2006 first quarter. Deposit growth occurred primarily in consumer certificates of deposit, as CDs were a relatively more attractive investment vehicle in a rising interest rate environment.

     Our results also reflected the benefit of a favorable $1.4 million valuation adjustment in the Capital Markets hedge fund portfolio. This contrasts with a negative $1.6 million hedge fund valuation adjustment for the quarter ended March 31, 2005. The Capital Markets Group also realized increased fee income of $2.1 million from the year-ago quarter, primarily as a result of loan payoffs in the mezzanine real estate lending portfolio.
     Non-interest expense declined $1.3 million, or 4%, from the year-ago quarter, but personnel expenses increased as a result of increased sales commission expense, stock option expense, and personnel expenses associated with the opening of the two new Florida trust offices.

Table 22 — Private Financial and Capital Markets Group (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

INCOME STATEMENT (in thousands)
Net interest income	$17,607	$18,451	$18,559	$19,555	$16,845	$762	4.5%
Provision for credit losses	1,453	2,473	1,323	(290)	625	828	N.M.

Net interest income after provision for credit losses	16,154	15,978	17,236	19,845	16,220	(66)	(0.4)

Service charges on deposit accounts	889	961	950	897	874	15	1.7
Brokerage and insurance income	9,722	7,961	8,828	7,908	8,953	769	8.6
Trust services	21,063	20,048	19,473	18,943	18,024	3,039	16.9
Mortgage banking	(278)	(261)	(137)	(234)	(277)	(1)	0.4
Other service charges and fees	118	130	123	124	113	5	4.4
Other income	9,402	6,928	5,000	5,387	4,364	5,038	N.M.

Total non-interest income before securities gains	40,916	35,767	34,237	33,025	32,051	8,865	27.7
Securities gains	(21)	(3)	21	52	—	(21)	N.M.

Total non-interest income	40,895	35,764	34,258	33,077	32,051	8,844	27.6

Personnel costs	20,353	18,834	18,562	19,407	18,780	1,573	8.4
Other expense	11,771	13,322	14,227	13,394	14,669	(2,898)	(19.8)

Total non-interest expense	32,124	32,156	32,789	32,801	33,449	(1,325)	(4.0)

Income before income taxes	24,925	19,586	18,705	20,121	14,822	10,103	68.2
Provision for income taxes (2)	8,724	6,855	6,547	7,042	5,188	3,536	68.2

Net income — operating (1)	$16,201	$12,731	$12,158	$13,079	$9,634	$6,567	68.2%

Revenue — fully taxable equivalent (FTE)
Net interest income	$17,607	$18,451	$18,559	$19,555	$16,845	$762	4.5%
Tax equivalent adjustment (2)	101	129	104	93	40	61	N.M.

Net interest income (FTE)	17,708	18,580	18,663	19,648	16,885	823	4.9
Non-interest income	40,895	35,764	34,258	33,077	32,051	8,844	27.6

Total revenue (FTE)	$58,603	$54,344	$52,921	$52,725	$48,936	$9,667	19.8%

Total revenue excluding securities gains (FTE)	$58,624	$54,347	$52,900	$52,673	$48,936	$9,688	19.8%

SELECTED AVERAGE BALANCES (in millions)
Loans:
Commercial
Middle market commercial and industrial	$552	$545	$499	$476	$500	$52	10.4%
Middle market commercial real estate Construction	22	41	65	57	38	(16)	(42.1)
Commercial	208	212	222	232	232	(24)	(10.3)

Total commercial	782	798	786	765	770	12	1.6

Consumer
Home equity loans & lines of credit	327	326	327	322	318	9	2.8
Residential mortgage	598	584	583	571	547	51	9.3
Other loans	13	11	10	9	10	3	30.0

Total consumer	938	921	920	902	875	63	7.2

Total loans & leases	$1,720	$1,719	$1,706	$1,667	$1,645	$75	4.6%

Deposits:
Non-interest bearing deposits	$163	$191	$175	$200	$188	$(25)	(13.3)%
Interest bearing demand deposits	754	740	741	749	739	15	2.0
Savings deposits	38	41	41	43	42	(4)	(9.5)
Domestic time deposits	176	169	159	139	119	57	47.9
Foreign time deposits	19	20	18	19	21	(2)	(9.5)

Total deposits	$1,150	$1,161	$1,134	$1,150	$1,109	$41	3.7%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 22 — Private Financial and Capital Markets Group (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent
PERFORMANCE METRICS

Return on average assets	3.26%	2.51%	2.40%	2.69%	2.04%	1.22%
Return on average equity	47.3	38.3	36.8	41.6	29.4	17.9
Net interest margin	3.97	4.07	4.12	4.48	3.94	0.03
Efficiency ratio	54.8	59.2	62.0	62.3	68.4	(13.6)

CREDIT QUALITY (in thousands)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$1,629	$938	$(141)	$1,931	$(81)	$1,710	N.M. %
Middle market commercial real estate	(206)	(175)	(6)	(81)	(168)	(38)	22.6

Total commercial	1,423	763	(147)	1,850	(249)	1,672	N.M.

Consumer
Home equity loans & lines of credit	292	247	23	96	—	292	N.M.
Residential mortgage	64	—	—	—	171	(107)	(62.6)
Other loans	105	32	28	12	130	(25)	(19.2)

Total consumer	461	279	51	108	301	160	53.2

Total net charge-offs	$1,884	$1,042	$(96)	$1,958	$52	$1,832	N.M. %

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	1.20%	0.68%	(0.11)%	1.63%	(0.07)%	1.27%
Middle market commercial real estate	(0.36)	(0.27)	(0.01)	(0.11)	(0.25)	(0.11)

Total commercial	0.74	0.38	(0.07)	0.97	(0.13)	0.87

Consumer
Home equity loans & lines of credit	0.36	0.30	0.03	0.12	—	0.36
Residential mortgage	0.04	—	—	—	0.13	(0.09)
Other loans	3.28	1.15	1.11	0.53	5.27	(1.99)

Total consumer	0.20	0.12	0.02	0.05	0.14	0.06

Total net charge-offs	0.44%	0.24%	(0.02)%	0.47%	0.01%	0.43%

Non-performing assets (NPA) (in millions)
Middle market commercial and industrial	$4	$5	$2	$2	$2	$2	100.0%
Middle market commercial real estate	—	—	—	—	—	—	N.M.
Residential mortgage	1	—	—	1	1	—	—
Home equity	—	—	—	—	—	—	N.M.

Total non-accrual loans	5	5	2	3	3	2	66.7
Renegotiated loans	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	5	5	2	3	3	2	66.7
Other real estate, net (OREO)	—	—	1	1	1	(1)	(100.0)

Total non-performing assets	$5	$5	$3	$4	$4	$1	25.0%

Accruing loans past due 90 days or more	$3	$5	$1	$1	$3	—	—%

Allowance for loan and lease losses (ALLL) (eop)	$16	$16	$15	$13	$15	$1	6.7%
ALLL as a % of total loans and leases	0.92%	0.93%	0.87%	0.76%	0.91%	0.01%
ALLL as a % of NPLs	320.0	320.0	N.M.	433.3	500.0	(180.0)
ALLL + OREO as a % of NPAs	320.0	320.0	N.M.	350.0	400.0	(80.0)
NPLs as a % of total loans and leases	0.29	0.29	0.12	0.18	0.18	0.11
NPAs as a % of total loans and leases + OREO	0.29	0.29	0.17	0.23	0.24	0.05

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 22 — Private Financial and Capital Markets Group(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent
PRIVATE FINANCIAL SUPPLEMENTAL DATA
# employees — full-time equivalent (eop) (2)	768	722	721	740	742	26	3.5%
# licensed bankers (eop) (3)	600	661	640	615	639	(39)	(6.1)

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,301	$1,007	$1,354	$1,427	$1,708	$(407)	(23.8)%
Annuities revenue	7,593	6,090	6,294	6,010	5,947	1,646	27.7
12b-1 fees	615	750	615	680	580	35	6.0
Discount brokerage commissions and other	1,304	1,119	1,003	1,066	1,312	(8)	(0.6)

Total retail investment sales	10,813	8,966	9,266	9,183	9,547	1,266	13.3
Investment banking fees	—	—	—	—	—	—	N.M.
Insurance fees and revenue	2,685	2,793	3,403	3,134	2,729	(44)	(1.6)

Total brokerage and insurance income	13,498	$11,759	12,669	12,317	12,276	$1,222	10.0

Fee sharing	3,866	3,907	3,963	4,545	3,528	338	9.6

Total brokerage and insurance income (net of fee sharing)	$9,632	$7,852	$8,706	$7,772	$8,748	$884	10.1%

Mutual fund sales volume (in thousands) (3)	$38,794	$32,498	$47,343	$45,280	$58,607	(19,813)	(33.8)%
Annuities sales volume (in thousands) (3)	147,165	119,628	123,880	121,404	118,951	28,214	23.7

Trust Services Income (in thousands)
Personal trust revenue	$10,274	$9,435	$9,104	$9,115	$8,898	$1,376	15.5%
Huntington funds revenue	7,135	6,975	6,851	6,487	6,195	940	15.2
Institutional trust revenue	2,849	2,806	2,700	2,412	2,325	524	22.5
Corporate trust revenue	987	1,193	997	1,081	763	224	29.4
Other trust revenue	—	—	—	—	—	—	N.M.

Total trust services income	21,245	$20,409	19,652	19,095	18,181	$3,064	16.9

Fee sharing	182	361	179	152	157	25	15.9

Total trust services income (net of fee sharing)	$21,063	$20,048	$19,473	$18,943	$18,024	$3,039	16.9%

Assets Under Management (eop) (in billions) (3)
Personal trust	$5.6	$5.5	$5.7	$5.5	$5.4	$0.1	2.8%
Huntington funds	3.6	3.5	3.5	3.3	3.2	0.4	11.2
Institutional trust	1.1	1.1	1.0	1.0	0.8	0.3	43.5
Corporate trust	0.0	0.0	—	—	—	0.0	N.M.
Haberer	0.7	0.6	0.6	0.6	0.6	0.1	9.0
Other	—	—	—	—	—	—	N.M.

Total assets under management	$10.9	$10.8	$10.8	$10.3	$10.0	$0.9	9.5%

Total Trust Assets (eop) (in billions) (3)
Personal trust	$9.4	$9.3	$9.4	$9.1	$8.8	$0.6	7.3%
Huntington funds	3.6	3.5	3.5	3.3	3.2	0.4	11.2
Institutional trust	28.7	28.1	27.8	27.6	27.0	1.7	6.1
Corporate trust	4.6	4.7	4.8	4.6	4.5	0.1	1.6

Total trust assets	$46.2	$45.6	$45.5	$44.6	$43.5	$2.7	6.3%

Mutual Fund Data (3)
# Huntington mutual funds (eop) (4)	29	29	29	29	29	—
Sales penetration (5)	5.4%	4.4%	5.0%	4.9%	5.3%	0.1%
Revenue penetration (whole dollars) (6)	$3,902	$3,094	$3,209	$3,143	$3,208	$694	21.6%
Profit penetration (whole dollars) (7)	1,629	1,150	1,250	1,130	1,117	512	45.8
Average sales per licensed banker (whole dollars) annualized	59,716	53,402	55,886	62,683	51,661	8,055	15.6
Average revenue per licensed banker (whole dollars) annualized	2,874	2,526	2,511	2,796	2,486	388	15.6

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Includes Capital Markets employees.

(3)	Excludes Unizan.

(4)	Includes variable annuity funds.

(5)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(6)	Investment program revenue per million of the bank’s retail deposits.

(7)	Contribution of investment program to pretax profit per million of the bank’s retail deposits. Contribution is difference between program revenue and program expenses.

Treasury/Other
(See Significant Factors 1, 2, 4, and 6.)
Objectives, Strategies, and Priorities
     The Treasury/Other line of business includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities and bank owned life insurance.
     Net interest income includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity.
     Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments including the valuation adjustment of MSRs to fair value, as well as any investment securities and trading assets gains or losses.
     Non-interest expense includes certain corporate administrative and other miscellaneous expenses not allocated to other business segments.
     The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, we reflect a credit for income taxes representing the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.
2006 First Quarter versus 2005 First Quarter
     Income before income taxes for Treasury/Other declined $14.7 million to a $25.5 million loss for the first quarter of 2006. The decline in income before taxes was largely related to lower net interest income and increases in non-interest expense. First quarter 2006 net interest income was a negative $16.8 million compared with negative net interest income of $4.6 million in year-ago quarter. This $12.2 million decline resulted from higher interest expense attributable to the increase in market rates and in the credit provided to other lines of business for their non-interest bearing sources of funding. The decline was partially offset by an increase in investment securities balances driven by purchases to replace securities sold by Unizan prior to the merger.
     Non-interest income increased $2.2 million compared to first quarter of 2005, primarily due to a $5.5 million increase in mortgage banking income from the impact of adopting fair market value hedging for mortgage servicing rights under Statement No. 156, partly offset by a prior-year gain on sale of an equity investment and lower securities gains.
     Non-interest expense increased $4.6 million compared to the first quarter of 2005, with $3.6 million of the increase due to higher corporate administrative and other miscellaneous expenses not allocated to other business segments.

Table 23 — Treasury/Other (1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent
INCOME STATEMENT (in thousands)
Net interest income	$(16,810)	$(13,061)	$(10,008)	$(8,286)	$(4,583)	$(12,227)	N.M. %
Provision for credit losses	—	—	—	—	—	—	N.M.

Net interest income after provision for credit losses	(16,810)	(13,061)	(10,008)	(8,286)	(4,583)	(12,227)	N.M.

Service charges on deposit accounts	17	(1,008)	(67)	(815)	(21)	38	N.M.
Brokerage and insurance income	63	1	2	—	1	62	N.M.
Mortgage banking	9,211	385	10,458	(10,232)	3,760	5,451	N.M.
Bank owned life insurance income	10,242	10,389	10,104	10,139	10,104	138	1.4
Other income	(5,678)	(3,694)	(13,505)	2,041	(3,144)	(2,534)	80.6

Total non-interest income before securities gains	13,855	6,073	6,992	1,133	10,700	3,155	29.5
Securities gains	1	(8,767)	80	(413)	957	(956)	(99.9)

Total non-interest income	13,856	(2,694)	7,072	720	11,657	2,199	18.9

Total non-interest expense	22,551	12,287	11,633	19,942	17,927	4,624	25.8

Income before income taxes	(25,505)	(28,042)	(14,569)	(27,508)	(10,853)	(14,652)	N.M.
Provision for income taxes (2)	(18,964)	(26,009)	(15,117)	(26,977)	(19,005)	41	(0.2)

Net income — operating (1)	$(6,541)	$(2,033)	$548	$(531)	$8,152	$(14,693)	N.M. %

Revenue — fully taxable equivalent (FTE)
Net interest income	$(16,810)	$(13,061)	$(10,008)	$(8,286)	$(4,583)	$(12,227)	N.M. %
Tax equivalent adjustment (2)	3,488	3,457	3,369	2,591	2,554	934	36.6

Net interest income (FTE)	(13,322)	(9,604)	(6,639)	(5,695)	(2,029)	(11,293)	N.M.
Non-interest income	13,856	(2,694)	7,072	720	11,657	2,199	18.9

Total revenue (FTE)	$534	$(12,298)	$433	$(4,975)	$9,628	$(9,094)	(94.5)%

Total revenue excluding securities gains (FTE)	$533	$(3,531)	$353	$(4,562)	$8,671	$(8,138)	(93.9)%

SELECTED AVERAGE BALANCES (in millions)
Securities	$4,659	$4,266	$3,980	$3,972	$4,314	$345	8.0%
Deposits:
Brokered time deposits and negotiable CDs	3,143	3,210	3,286	3,249	2,720	423	15.6%
Foreign time deposits	0	7	8	8	17	(17)	(100.0)

Total deposits	$3,143	$3,217	$3,294	$3,257	$2,737	$406	14.8%

PERFORMANCE METRICS

Return on average assets	(0.40)%	(0.13)%	0.04%	(0.03)%	0.50%	(0.90)%
Return on average equity	(2.2)	(0.7)	0.2	(0.2)	3.2	(5.4)
Net interest margin	(1.10)	(0.84)	(0.59)	(0.52)	(0.17)	(0.93)
Efficiency ratio	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	2,099	1,981	1,986	2,000	2,042	57	2.8%

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 24 — Total Com;pany(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

INCOME STATEMENT (in thousands)
Net interest income	$243,680	$243,676	$241,637	$241,900	$235,198	$8,482	3.6%
Provision for credit losses	19,540	30,831	17,699	12,895	19,874	(334)	(1.7)

Net interest income after provision for credit losses	224,140	212,845	223,938	229,005	215,324	8,816	4.1

Operating lease income	19,390	24,342	29,262	38,097	46,732	(27,342)	(58.5)
Service charges on deposit accounts	41,222	42,083	44,817	41,516	39,418	1,804	4.6
Brokerage and insurance income	15,193	13,101	13,948	13,544	13,026	2,167	16.6
Trust services	21,278	20,425	19,671	19,113	18,196	3,082	16.9
Mortgage banking	17,832	10,909	21,116	(2,376)	12,061	5,771	47.8
Bank owned life insurance income	10,242	10,389	10,104	10,139	10,104	138	1.4
Other service charges and fees	11,509	11,488	11,449	11,252	10,159	1,350	13.3
Other income	22,888	23,355	10,272	25,228	17,397	5,491	31.6

Total non-interest income before securities gains	159,554	156,092	160,639	156,513	167,093	(7,539)	(4.5)
Securities gains	(20)	(8,770)	101	(343)	957	(977)	N.M.

Total non-interest income	159,534	147,322	160,740	156,170	168,050	(8,516)	(5.1)

Operating lease expense	14,607	18,726	22,823	28,879	37,948	(23,341)	(61.5)
Personnel costs	131,557	116,111	117,476	124,090	123,981	7,576	6.1
Other expense	92,251	95,518	92,753	95,167	96,348	(4,097)	(4.3)

Total non-interest expense	238,415	230,355	233,052	248,136	258,277	(19,862)	(7.7)

Income before income taxes	145,259	129,812	151,626	137,039	125,097	20,162	16.1
Provision for income taxes	40,803	29,239	43,052	30,614	28,578	12,225	42.8

Net income — operating (1)	$104,456	$100,573	$108,574	$106,425	$96,519	$7,937	8.2%

Revenue — fully taxable equivalent (FTE)
Net interest income	$243,680	$243,676	$241,637	$241,900	$235,198	$8,482	3.6%
Tax equivalent adjustment(2)	3,836	3,837	3,734	2,961	2,861	975	34.1

Net interest income (FTE)	247,516	247,513	245,371	244,861	238,059	9,457	4.0
Non-interest income	159,534	147,322	160,740	156,170	168,050	(8,516)	(5.1)

Total revenue (FTE)	$407,050	$394,835	$406,111	$401,031	$406,109	$941	0.2%

Total revenue excluding securities gains (FTE)	$407,070	$403,605	$406,010	$401,374	$405,152	$1,918	0.5%

SELECTED AVERAGE BALANCES (in millions)
Loans:
Commercial
Middle market commercial and industrial	$5,132	$4,946	$4,708	$4,901	$4,710	$422	9.0%
Middle market commercial real estate
Construction	1,454	1,675	1,720	1,678	1,642	(188)	(11.4)
Commercial	2,423	1,923	1,922	1,905	1,883	540	28.7
Small business loans	2,121	2,230	2,251	2,230	2,183	(62)	(2.8)

Total commercial	11,130	10,774	10,601	10,714	10,418	712	6.8

Consumer
Auto leases — indirect	2,221	2,337	2,424	2,468	2,461	(240)	(9.8)
Auto loans — indirect	1,994	2,018	2,078	2,069	2,008	(14)	(0.7)
Home equity loans & lines of credit	4,694	4,653	4,681	4,636	4,570	124	2.7
Residential mortgage	4,306	4,165	4,157	4,080	3,919	387	9.9
Other loans	586	521	507	491	480	106	22.1

Total consumer	13,801	13,694	13,847	13,744	13,438	363	2.7

Total loans & leases	$24,931	$24,468	$24,448	$24,458	$23,856	$1,075	4.5%

Operating lease assets	$200	$245	$309	$409	$529	$(329)	(62.2)%

Deposits:
Non-interest bearing deposits	$3,436	$3,444	$3,406	$3,352	$3,314	$122	3.7%
Interest bearing demand deposits	7,562	7,496	7,539	7,677	7,925	(363)	(4.6)
Savings deposits	2,573	2,464	2,575	2,710	2,796	(223)	(8.0)
Domestic time deposits	5,849	5,338	4,948	4,488	4,266	1,583	37.1
Brokered time deposits and negotiable CDs	3,143	3,210	3,286	3,249	2,720	423	15.6
Foreign time deposits	465	490	462	434	442	23	5.2

Total deposits	$23,028	$22,442	$22,216	$21,910	$21,463	$1,565	7.3%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 24 — Total Com;pany(1)

	2006	2005				1Q06 vs. 1Q05
	First	Fourth	Third	Second	First	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.26%	1.22%	1.32%	1.31%	1.20%	0.06%
Return on average equity	15.5	15.5	16.5	16.3	15.5	—
Net interest margin	3.32	3.34	3.31	3.36	3.31	0.01
Efficiency ratio	58.3	57.0	57.4	61.8	63.7	(5.4)

CREDIT QUALITY(in thousands)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$6,887	$(744)	$(1,082)	$1,312	$14,092	$(7,205)	(51.1)%
Middle market commercial real estate	(31)	$(161)	2,274	2,135	(203)	172	(84.7)
Small business loans	3,709	4,465	3,062	2,141	2,283	1,426	62.5

Total commercial	10,565	3,560	4,254	5,588	16,172	(5,607)	(34.7)

Consumer
Auto leases	3,515	3,422	3,105	2,123	3,014	501	16.6
Auto loans	2,977	3,213	3,895	1,664	3,216	(239)	(7.4)
Home equity loans & lines of credit	4,515	4,498	4,093	5,065	3,963	552	13.9
Residential mortgage	715	941	522	430	439	276	62.9
Other loans	1,929	1,934	2,084	1,394	1,468	461	31.4

Total consumer	13,651	14,008	13,699	10,676	12,100	1,551	12.8

Total net charge-offs	$24,216	$17,568	$17,953	$16,264	$28,272	$(4,056)	(14.3)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.54%	(0.06)%	(0.09)%	0.11%	1.20%	(0.66)%
Middle market commercial real estate	—	(0.02)	0.25	0.24	(0.02)	0.02
Small business loans	0.70	0.80	0.54	0.38	0.42	0.28

Total commercial	0.38	0.13	0.16	0.21	0.62	(0.24)

Consumer
Auto leases	0.63	0.59	0.51	0.34	0.49	0.14
Auto loans	0.60	0.64	0.75	0.32	0.64	(0.04)
Home equity loans & lines of credit	0.38	0.39	0.35	0.44	0.35	0.03
Residential mortgage	0.07	0.09	0.05	0.04	0.04	0.03
Other loans	1.32	1.48	1.64	1.14	1.22	0.10

Total consumer	0.40	0.41	0.40	0.31	0.36	0.04

Total net charge-offs	0.39%	0.29%	0.29%	0.27%	0.47%	(0.08)%

Non-performing assets (NPA) (in millions)
Middle market commercial and industrial	$46	$28	26	$27	$17	$29	N.M. %
Middle market commercial real estate	18	16	13	15	7	11	N.M.
Small business loans	29	29	26	20	16	13	81.3
Residential mortgage	29	18	16	14	13	16	N.M.
Home equity	14	11	9	8	7	7	100.0

Total non-accrual loans	136	102	90	84	60	76	N.M.
Renegotiated loans	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	136	102	90	84	60	76	N.M.
Other real estate, net (OREO)	19	15	12	13	13	6	46.2

Total non-performing assets	$155	$117	102	$97	$73	$82	N.M. %

Accruing loans past due 90 days or more	$52	$56	51	$53	$50	$2	4.0%

Allowance for loan and lease losses (ALLL) (eop)	$284	$268	254	$255	$264	$20	7.6%
ALLL as a % of total loans and leases	1.09%	1.10%	1.04%	1.04%	1.09%	—%
ALLL as a % of NPLs	209.0	263.0	283.0	304.0	441.0	(232.0)
ALLL + OREO as a % of NPAs	195.5	241.9	260.8	276.3	379.5	(184.0)
NPLs as a % of total loans and leases	0.52	0.42	0.37	0.34	0.25	0.27
NPAs as a % of total loans and leases + OREO	0.59	0.48	0.42	0.40	0.30	0.29

SUPPLEMENTAL DATA
# employees — full-time equivalent	8,078	7,602	7,586	7,713	7,813	265	3.4%

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2005 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b)
     Not Applicable
(c) Information required by this item is set forth in Note 13 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.
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
Huntington Bancshares Incorporated
(Registrant)

Date: May 10, 2006	/s/ Thomas E. Hoaglin

Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: May 10, 2006	/s/ Donald R. Kimble

Donald R. Kimble
Chief Financial Officer and Controller