Form 10-K/A
period 2005-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2006-08-04
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-2525
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 S. High Street, Columbus, OH (Address of principal executive offices)	43287 (Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock — Without Par Value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☑ No
     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, determined by using a per share closing price of $24.14, as quoted by NASDAQ on that date, was $5,361,409,027. As of January 31, 2006, there were 223,403,135 shares of common stock without par value outstanding.
Documents Incorporated By Reference
     Parts I and II of this Form 10-K incorporates by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2005.
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2006 Annual Shareholders’ Meeting.

HUNTINGTON BANCSHARES INCORPORATED
Explanatory Note
This amendment to Huntington Bancshares Incorporated’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is made solely to incorporate by reference Part I of the Form 10-K, which was inadvertently omitted from the cover page of the Form 10-K that was originally filed.
As a result of this amendment, the certifications filed as exhibits to the original filing have been re-executed and re-filed as of the date of this amendment. This amendment does not modify or update the previously reported financial statements or other disclosures in, or exhibits to, the original filing, nor does it reflect events after the date of the original filing. Unaffected items have not been repeated in this amendment.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August 2006.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Donald R. Kimble

	Thomas E. Hoaglin Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		Donald R. Kimble Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Thomas P. Reed

Thomas P. Reed Senior Vice President and Controller (Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of August 2006.

Raymond J. Biggs *	David L. Porteous *

Raymond J. Biggs	David L. Porteous
Director	Director

Don M. Casto III *	Kathleen H. Ransier *

Don M. Casto III	Kathleen H. Ransier
Director	Director

Michael J. Endres *

Michael J. Endres	Robert H. Schottenstein
Director	Director

Karen A. Holbrook *

Karen A. Holbrook
Director

John B. Gerlach, Jr. *

John B. Gerlach, Jr.
Director

David P. Lauer *

David P. Lauer
Director

Wm. J. Lhota *

Wm. J. Lhota
Director

* /s/ Donald R. Kimble

Donald R. Kimble
Attorney-in-fact for each of the persons indicated