Form 10-Q
period 2006-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2006-08-04
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
There were 237,531,790 shares of Registrant’s without par value common stock outstanding on July 31, 2006.

Huntington Bancshares Incorporated

Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,	June 30,
(in thousands, except number of shares)	2006	2005	2005
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$876,121	$966,445	$976,432
Federal funds sold and securities purchased under resale agreements	365,592	74,331	121,310
Interest bearing deposits in banks	37,576	22,391	22,758
Trading account securities	113,376	8,619	328,715
Loans held for sale	298,871	294,344	395,053
Investment securities	5,124,682	4,526,520	3,849,955
Loans and leases:
Commercial and industrial loans	7,473,158	6,809,208	6,206,393
Commercial real estate loans	4,558,610	4,036,171	4,518,875
Automobile loans	2,059,836	1,985,304	2,045,771
Automobile leases	2,042,215	2,289,015	2,458,432
Home equity loans	4,888,958	4,638,841	4,683,577
Residential mortgage loans	4,739,814	4,193,139	4,152,203
Other consumer loans	591,990	520,488	501,897

Total loans and leases	26,354,581	24,472,166	24,567,148
Allowance for loan and lease losses	(287,517)	(268,347)	(254,784)

Net loans and leases	26,067,064	24,203,819	24,312,364

Operating lease assets	131,943	229,077	353,678
Bank owned life insurance	1,070,909	1,001,542	983,302
Premises and equipment	365,763	360,677	356,697
Goodwill	571,697	212,530	212,200
Other intangible assets	64,141	4,956	5,376
Accrued income and other assets	1,178,042	859,554	1,071,134

Total assets	$36,265,777	$32,764,805	$32,988,974

Liabilities and shareholders’ equity Liabilities
Deposits in domestic offices
Demand deposits — non-interest bearing	$3,530,828	$3,390,044	$3,221,352
Interest bearing	20,585,420	18,548,943	18,677,408
Deposits in foreign offices	476,684	470,688	431,816

Total deposits	24,592,932	22,409,675	22,330,576
Short-term borrowings	2,125,932	1,889,260	1,266,535
Federal Home Loan Bank advances	1,271,678	1,155,647	903,864
Other long-term debt	2,716,784	2,418,419	3,034,154
Subordinated notes	1,255,278	1,023,371	1,046,283
Allowance for unfunded loan commitments and letters of credit	38,914	36,957	37,511
Deferred income tax liability	615,543	743,655	784,504
Accrued expenses and other liabilities	709,560	530,320	954,772

Total liabilities	33,326,621	30,207,304	30,358,199

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 237,361,333; 224,106,172 and 230,842,020 shares, respectively	2,552,094	2,491,326	2,487,981
Less 20,504,922; 33,760,083 and 27,024,235 treasury shares respectively.	(457,758)	(693,576)	(526,814)
Accumulated other comprehensive loss	(44,091)	(22,093)	(720)
Retained earnings	888,911	781,844	670,328

Total shareholders’ equity	2,939,156	2,557,501	2,630,775

Total liabilities and shareholders’ equity	$36,265,777	$32,764,805	$32,988,974

     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Interest and fee income
Loans and leases
Taxable	$445,924	$352,341	$845,270	$677,936
Tax-exempt	520	383	1,029	695
Investment securities
Taxable	60,517	37,355	112,960	75,590
Tax-exempt	5,894	4,341	11,606	8,648
Other	9,048	7,906	15,825	15,562

Total interest income	521,903	402,326	986,690	778,431

Interest expense	173,032	104,559	321,346	193,727
Deposits
Short-term borrowings	20,969	7,086	35,634	11,914
Federal Home Loan Bank advances	17,077	8,663	31,565	17,346
Subordinated notes and other long-term debt	48,630	40,118	92,270	78,346

Total interest expense	259,708	160,426	480,815	301,333

Net interest income	262,195	241,900	505,875	477,098
Provision for credit losses	15,745	12,895	35,285	32,769

Net interest income after provision for credit losses	246,450	229,005	470,590	444,329

Operating lease income	14,851	38,097	34,241	84,829
Service charges on deposit accounts	47,225	41,516	88,447	80,934
Trust services	22,676	19,113	43,954	37,309
Brokerage and insurance income	14,345	13,544	29,538	26,570
Bank owned life insurance income	10,604	10,139	20,846	20,243
Other service charges and fees	13,072	11,252	24,581	21,411
Mortgage banking income	20,355	(2,376)	38,187	9,685
Securities gains (losses), net	(35)	(343)	(55)	614
Gains on sales of automobile loans	532	254	980	254
Other income	19,394	24,974	41,834	42,371

Total non-interest income	163,019	156,170	322,553	324,220

Operating lease expense	10,804	28,879	25,411	66,827
Personnel costs	137,904	124,090	269,461	248,071
Net occupancy	17,927	17,257	35,893	36,499
Outside data processing and other services	19,569	18,113	39,420	36,883
Equipment	18,009	15,637	34,512	31,500
Professional services	6,292	9,347	11,657	18,806
Marketing	10,374	6,934	17,675	12,770
Telecommunications	4,990	4,801	9,815	9,683
Printing and supplies	3,764	3,293	6,838	6,387
Amortization of intangibles	2,992	204	4,067	408
Other expense	19,734	19,581	36,025	38,579

Total non-interest expense	252,359	248,136	490,774	506,413

Income before income taxes	157,110	137,039	302,369	262,136
Provision for income taxes	45,506	30,614	86,309	59,192

Net income	$111,604	$106,425	$216,060	$202,944

Average common shares — basic	241,729	232,217	236,349	232,021
Average common shares — diluted	244,538	235,671	239,451	235,362

Per common share
Net income — basic	$0.46	$0.46	$0.91	$0.87
Net income — diluted	0.46	0.45	0.90	0.86
Cash dividends declared	0.250	0.215	0.500	0.415
     See notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Total

Six Months Ended June 30, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						202,944	202,944
Unrealized net gains on investment securities arising during the period, net of reclassification of net realized gains					5,248		5,248
Unrealized gains on cash flow hedging derivatives					4,935		4,935

Total comprehensive income							213,127

Cash dividends declared ($0.415 per share)						(96,212)	(96,212)
Treasury shares purchased			(1,818)	(44,178)			(44,178)
Stock options exercised		1,882	852	16,159			18,041
Other		1,895	203	464			2,359

Balance, end of period (Unaudited)	257,866	$2,487,981	(27,024)	$(526,814)	$(720)	$670,328	$2,630,775

Six Months Ended June 30, 2006 (Unaudited):
Balance, beginning of period	257,866	$2,491,326	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income						216,060	216,060
Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521						12,110	12,110
Unrealized net losses on investment securities arising during the period, net of reclassification of net realized gains					(35,707)		(35,707)
Unrealized gains on cash flow hedging derivatives					13,709		13,709

Total comprehensive income							206,172

Cash dividends declared ($0.50 per share)						(121,103)	(121,103)
Shares issued pursuant to acquisition		53,366	25,350	522,390			575,756
Stock based compensation expense		8,547					8,547
Treasury shares purchased			(12,931)	(303,943)			(303,943)
Stock options exercised, net of related tax effects		(1,196)	880	18,445			17,249
Other		51	(44)	(1,074)			(1,023)

Balance, end of period (Unaudited)	257,866	$2,552,094	(20,505)	$(457,758)	$(44,091)	$888,911	$2,939,156

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands of dollars)	2006	2005

Operating activities
Net income	$216,060	$202,944
Adjustments to reconcile net income to net cash provided by operating activites:
Provision for credit losses	35,285	32,769
Depreciation on operating lease assets	23,666	61,263
Amortization of mortgage servicing rights	—	9,948
Other depreciation and amortization	37,679	39,153
Mortgage servicing rights impairment charges	—	6,471
Mortgage servicing rights valuation adjustment	(10,669)	—
Stock-based compensation expense	8,547	—
Deferred income tax (benefit) expense	(123,830)	4,305
Increase in trading account securities	(27,290)	(19,085)
Originations of loans held for sale	(1,318,453)	(1,065,372)
Principal payments on and proceeds from loans held for sale	1,313,926	893,788
Losses (gains) on sales of investment securities	55	(614)
Gains on sales/securitizations of loans	(980)	(254)
Increase of cash surrender value of bank owned life insurance	(20,846)	(20,243)
Increase (decrease) in payable to investors in sold loans	4,498	(134,561)
Other, net	(235,146)	(113,052)

Net cash used for operating activities	(97,498)	(102,540)

Investing activities
Increase in interest bearing deposits in banks	(12,089)	(360)
Net cash received for acquisition	66,507	—
Proceeds from:
Maturities and calls of investment securities	241,871	207,874
Sales of investment securities	376,263	1,476,685
Purchases of investment securities	(1,024,048)	(1,273,933)
Net loan and lease originations, excluding sales	(246,265)	(1,056,834)
Purchases of equipment for operating lease assets	(10,934)	(8,353)
Proceeds from sale of operating lease assets	82,139	174,427
Proceeds from sale of premises and equipment	4,100	989
Purchases of premises and equipment	(12,645)	(28,500)
Proceeds from sales of other real estate	6,767	41,899

Net cash used for investing activities	(528,334)	(466,106)

Financing activities
Increase in deposits	495,827	1,562,607
Increase in short-term borrowings	157,532	59,302
Proceeds from issuance of subordinated notes	250,000	—
Proceeds from Federal Home Loan Bank advances	2,162,050	557,789
Maturity of Federal Home Loan Bank advances	(2,148,969)	(925,013)
Proceeds from issuance of long-term debt	935,000	—
Maturity of long-term debt	(635,549)	(975,000)
Tax benefits in excess of recognized compensation cost for share-based payments	668	—
Dividends paid on common stock	(103,096)	(92,520)
Repurchases of common stock	(303,943)	(44,178)
Net proceeds from issuance of common stock	17,249	18,041

Net cash provided by financing activities	826,769	161,028

Change in cash and cash equivalents	200,937	(407,618)
Cash and cash equivalents at beginning of period	1,040,776	1,505,360

Cash and cash equivalents at end of period	$1,241,713	$1,097,742

Supplemental disclosures:
Income taxes paid	$194,505	$95,611
Interest paid	463,979	279,823
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	46,884	39,613
Stock issued for purchase acquisition	575,756	—
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC or Commission) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2005 Annual Report on Form 10-K (2005 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the 2006 presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 — New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123R) — Statement No. 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement No. 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No.123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Effective January 1, 2006, Huntington has adopted Statement No. 123R. The impact of adoption to Huntington’s results of operations is presented in Note 10.
FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) — In May 2005, the FASB issued Statement No. 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement was not material to Huntington’s financial condition, results of operations, or cash flows.
FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (Statement No. 155) — On February 16, 2006, the FASB issued Statement No. 155, which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. Statement No. 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in Derivative Instrument Group Issue D1, Recognition and Measurement of Derivatives: Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets. Statement No. 155 amends Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a replacement of FASB Statement No. 125 (Statement No. 140), to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. Statement No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. Huntington adopted Statement No. 155 effective January 1, 2006, with no impact to reported financial results.

FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (Statement No. 156) — In March 2006, the FASB issued Statement No. 156, an amendment of Statement No. 140. This Statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits Huntington to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The statement is effective for fiscal years beginning after September 15, 2006, and allows early adoption as of the beginning of a fiscal year for which the entity has not previously issued interim financial statements. Huntington elected to adopt the provisions of Statement No. 156 for mortgage servicing rights effective January 1, 2006, and has recorded mortgage servicing right assets using the fair value provision of the standard. The adoption of Statement No. 156 resulted in an $18.6 million increase in the carrying value of mortgage servicing right assets as of January 1, 2006. The cumulative effect of this change was $12.1 million, net of taxes, which is reflected as an increase in retained earnings in the Condensed Consolidated Statement of Shareholders’ Equity. (See Note 5.)
FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. The Company will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of this interpretation is for periods beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. Huntington is currently evaluating the impact this Interpretation will have on its consolidated financial statements.
Proposed FASB amendment to FAS 132, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R — In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Exposure Draft would amend the FASB Statements No. 87, 88, 106 and 132R. The intent of the Exposure Draft is to require an employer to recognize in its statement of financial position the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. A final statement is expected in the third quarter of 2006. The Company is reviewing the Exposure Draft and evaluating the impact on its consolidated financial statements. Management estimates that, based on the carrying value of its net pension asset at December 31, 2005, the proposed standard would result in a write-down of its pension asset by $155.7 million pre-tax, which would decrease other comprehensive income by $101.2 million in the period that the standard is adopted.
Note 3 — Formal Regulatory Supervisory Agreements
     On March 1, 2005, Huntington announced that it had entered into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), and The Huntington National Bank (Bank) had entered into a formal written agreement with the Office of the Comptroller of the Currency (OCC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreements called for independent third-party reviews, as well as the submission of written plans and progress reports by Management and would remain in effect until terminated by the banking regulators.
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
     On May 10, 2006, Huntington announced that the FRBC notified Huntington’s board of directors that Huntington had satisfied the provisions of the written agreement dated February 28, 2005, and that the FRBC, under delegated authority of the Board of Governors of the Federal Reserve System, had terminated the written agreement.

Note 4 — Business Combination
     On March 1, 2006, Huntington completed its merger with Canton, Ohio-based Unizan Financial Corp. (Unizan). Unizan operated 42 banking offices in five metropolitan markets in Ohio: Canton, Columbus, Dayton, Newark, and Zanesville.
     Under the terms of the merger agreement announced January 27, 2004, and amended November 11, 2004, Unizan shareholders of record as of the close of trading on February 28, 2006, received 1.1424 shares of Huntington common stock for each share of Unizan. The assets and liabilities of the acquired entity were recorded on the Company’s balance sheet at their fair values as of the acquisition date. Unizan’s results of operations have been included in the Company’s consolidated statement of income since the acquisition date.
     The following table shows the excess purchase price over carrying value of net assets acquired, preliminary purchase price allocation, and resulting goodwill:

(in thousands)	March 1, 2006

Purchase price	$575,793
Carrying value of net assets acquired	(194,996)

Excess of purchase price over carrying value of net assets acquired	380,797

Purchase accounting adjustments:
Loans and leases	17,466
Premises and equipment	421
Accrued income and other assets	257
Deposits	748
Subordinated notes	2,845
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	8,047

Goodwill and other intangible assets	422,419
Less other intangible assets:
Core deposit intangible	(45,000)
Other identifiable intangible assets	(18,252)

Other intangible assets	(63,252)

Goodwill	$359,167

     Of the $63.3 million of acquired intangible assets, $45.0 million was assigned to core deposit intangible, and $18.3 million was assigned to customer relationship intangibles. The core deposit and customer relationship intangibles have useful lives ranging from 10 to 15 years.
     Goodwill resulting from the transaction totaled $359.2 million and was assigned to Regional Banking and the Private Financial and Capital Markets Group in the amount of $341.2 million and $18.0 million, respectively.

     The following table summarizes the estimated fair value of the net assets acquired on March 1, 2006 related to the acquisition of Unizan:

(in thousands)	March 1, 2006

Assets
Cash and due from banks	$66,544
Interest bearing deposits in banks	3,096
Investment securities	300,416
Loans and leases	1,665,006
Allowance for loan and lease losses	(22,187)

Net loans and leases	1,642,819

Bank owned life insurance	48,521
Premises and equipment	20,980
Goodwill	359,167
Other intangible assets	63,252
Accrued income and other assets	22,012

Total assets	2,526,807

Liabilities
Deposits	1,696,124
Short-term borrowings	79,140
Federal Home Loan Bank advances	102,950
Subordinated notes	23,464
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	37,498

Total liabilities	1,951,014

Purchase price	$575,793

     Huntington’s consolidated financial statements include the results of operations of Unizan only since March 1, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of Huntington on a pro forma basis, as if the Unizan acquisition had occurred at the beginning of 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net interest income	$262,195	$259,317	$517,487	$511,932
Provision for credit losses	(15,745)	(14,561)	(36,395)	(36,101)

Net interest income after provision for credit losses	246,450	244,756	481,092	475,831

Non-interest income	163,019	163,347	327,337	338,574
Non-interest expense	(252,359)	(266,091)	(502,620)	(542,323)

Income before income taxes	157,110	142,012	305,809	272,082
Provision for income taxes	(45,506)	(32,029)	(88,306)	(62,021)

Net income	$111,604	$109,983	$217,503	$210,061

Net income per common share
Basic	$0.46	$0.43	$0.89	$0.82
Diluted	0.46	0.42	0.88	0.81

Average common shares outstanding
Basic	241,729	257,451	244,799	257,255
Diluted	244,538	261,032	247,901	260,723
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
Note 5 — Goodwill and Other Intangible Assets
     Changes to the carrying amount of goodwill by line of business for the six months ended June 30, 2006, were as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2006	$199,970	$—	$12,560	$—	$212,530
Goodwill acquired during the period	341,200	—	17,967	—	359,167
Impairment losses recognized	—	—	—	—	—

Balance, June 30, 2006	$541,170	$—	$30,527	$—	$571,697

     As further described in Note 4, goodwill acquired during 2006 was a result of the completion of the merger with Unizan. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at September 30th of each year.
     At June 30, 2006, Huntington’s other intangible assets consisted of the following:

	June 30, 2006
	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
Other intangible assets:
Leasehold purchased	$23,655	$(19,224)	$4,431
Core deposit intangible	45,000	(3,010)	41,990
Borrower relationship	6,570	(182)	6,388
Trust customers	11,430	(327)	11,103
Other	382	(153)	229

Total other intangible assets	$87,037	$(22,896)	$64,141

     Amortization expense of other intangible assets for the three months ended June 30, 2006, and 2005, was $3 million and $0.2 million, respectively. Amortization expense of other intangible assets for the six months ended June 30, 2006 and 2005 was $4.0 million and $0.4 million, respectively.
     The estimated amortization expense of other intangible assets for the next five annual fiscal years are as follows:

Amortization
Fiscal year:	Expense

2007	9,815
2008	8,653
2009	7,748
2010	6,949
2011	6,229
Note 6 — Loan Sales and Securitizations
Automobile loans
     Huntington sold $218.4 million and $53.4 million of automobile loans in the second quarter of 2006 and 2005, resulting in pre-tax gains of $0.5 million and $0.3 million, respectively. For the six-month periods ended June 30, 2006 and 2005, sales of automobile loans totaled $388.2 million and $53.4 million, resulting in pre-tax gains of $1.0 million and $0.3 million, respectively.

     Huntington adopted Statement No. 156 as of January 1, 2006. Automobile loan servicing rights are acccounted for under the amortization provision of that statement. A servicing asset is established at an initial carrying value based on the relative fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
     Changes in the carrying value of automobile loan servicing rights for the three months and six months ended June 30, 2006 and 2005, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Carrying value, beginning of period	$9,610	$17,046	$10,805	$20,286
New servicing assets	1,364	332	2,362	332
Amortization	(1,989)	(3,050)	(4,182)	(6,290)
Impairment charges	—	(66)	—	(66)

Carrying value, end of period	$8,985	$14,262	$8,985	$14,262

Fair value, end of period	$10,486	$14,842	$10,486	$14,842

     Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.4 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, servicing income was $6.8 million and $5.0 million, respectively.
     During the second quarter of 2006, Huntington transferred $1.2 billion automobile loans and leases to a trust in a securitization transaction. The securitization did not qualify for sale accounting under Statement No. 140 and, therefore, is accounted for as a secured financing.
Residential Mortgage Loans
     A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. Effective January 1, 2006, the Company early adopted Statement No. 156. The same risk management practices are applied to all MSRs and, accordingly, MSRs were identified as a single asset class and were re-measured to fair value as of January 1, 2006, with an adjustment to retained earnings.
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
     The following table is a summary of the changes in MSR fair value during the three months and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2006	2006
Carrying value, beginning of period	$ N/A	$91,259
Cumulative effect in change in accounting principle	N/A	18,631

Fair value, beginning of period	123,257	109,890
New servicing assets created	7,434	13,211
Servicing assets acquired	565	2,474
Change in fair value during the period	4,988	10,669

Fair value, end of period	$136,244	$136,244

N/A, Not applicable

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
     A summary of key assumptions and the sensitivity of the MSR value at June 30, 2006 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	10.44%	$(5,252)	$(10,168)
Discount rate	9.39	(5,344)	(10,293)
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
     Changes in the impairment allowance of mortgage servicing rights for the three and six months ended June 30, 2005, were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2005	2005
Balance, beginning of period	$(1,015)	$(4,775)
Impairment charges	(10,231)	(11,411)
Impairment recovery	—	4,940

Balance, end of period	$(11,246)	$(11,246)

     Below is a summary of servicing fee income earned during the three and six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Servicing fees	$5,996	$5,464	$11,920	$10,858
Late fees	551	504	1,161	1,009
Ancillary fees	88	171	341	297

Total fee income	$6,635	$6,139	$13,422	$12,164

Note 6 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at June 30, 2006, December 31, 2005, and June 30, 2005:

	June 30, 2006		December 31, 2005		June 30, 2005
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury
Under 1 year	$699	$704	$—	$—	$—	$—
1-5 years	21,924	21,083	23,446	22,893	23,949	23,821
6-10 years	504	522	753	782	248	267
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	23,127	22,309	24,199	23,675	24,197	24,088

Federal agencies
Mortgage backed securities
Under 1 year	350	347	—	—	—	—
1-5 years	32,033	30,619	31,058	30,047	15,221	15,010
6-10 years	549	519	—	—	19,775	19,568
Over 10 years	1,252,384	1,194,850	1,278,540	1,248,975	1,118,023	1,108,410

Total mortgage-backed Federal agencies	1,285,316	1,226,335	1,309,598	1,279,022	1,153,019	1,142,988

Other agencies
Under 1 year	45,000	44,284	—	—	—	—
1-5 years	249,604	237,742	296,945	286,754	410,298	403,883
6-10 years	50,000	45,922	52,440	49,712	198,210	193,763
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	344,604	327,948	349,385	336,466	608,508	597,646

Total Federal agencies	1,629,920	1,554,283	1,658,983	1,615,488	1,761,527	1,740,634

Municipal securities
Under 1 year	42	42	65	65	65	65
1-5 years	103	103	145	145	166	165
6-10 years	154,360	150,215	144,415	143,597	102,460	103,599
Over 10 years	430,118	421,243	400,156	401,043	393,905	402,053

Total municipal securities	584,623	571,603	544,781	544,850	496,596	505,882

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	749,019	731,031	402,959	393,569	424,521	420,103

Total private label CMO	749,019	731,031	402,959	393,569	424,521	420,103

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,000	31,663	31,659	34,625	34,636
6-10 years	—	—	—	—	—	—
Over 10 years	1,949,008	1,948,538	1,757,031	1,757,121	1,011,868	1,015,621

Total asset backed securities	1,979,008	1,978,538	1,788,694	1,788,780	1,046,493	1,050,257

Other
Under 1 year	1,900	1,900	1,700	1,700	1,200	1,200
1-5 years	8,795	8,780	10,997	11,051	12,109	12,382
6-10 years	1,050	985	2,062	2,063	1,555	1,573
Over 10 years	44	43	44	43	87,657	87,939
Non-marketable equity securities	146,957	146,957	89,661	89,661	—	—
Marketable equity securities	108,025	108,253	55,058	55,640	5,657	5,897

Total other	266,771	266,918	159,522	160,158	108,178	108,991

Total investment securities	$5,232,468	$5,124,682	$4,579,138	$4,526,520	$3,861,512	$3,849,955

Duration in years (1)		3.0		2.8		3.0

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     Based upon its assessment, Management does not believe any individual unrealized loss at June 30, 2006, represents an other-than-temporary impairment. In addition, Huntington has the ability to hold these securities for a time necessary, including to maturity, to recover the amortized cost. There were no securities classified as held to maturity at June 30, 2006.
     Other securities include Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt, and marketable equity securities.
Note 8 — Other Comprehensive Income
     The components of Huntington’s other comprehensive income in the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Unrealized gains and losses on investment securities arising during the period:
Unrealized net (losses) gains	$(26,652)	$39,881	$(55,223)	$8,716
Related tax benefit (expense)	9,616	(14,067)	19,480	(3,069)

Net	(17,036)	25,814	(35,743)	5,647

Reclassification adjustment for net losses (gains) from sales of investment securities realized during the period:
Realized net losses (gains)	35	343	55	(614)
Related tax (benefit) expense	(12)	(120)	(19)	215

Net	23	223	36	(399)

Total unrealized net (losses) gains on investment securities arising during the period, net of reclassification of net realized gains and losses	(17,013)	26,037	(35,707)	5,248

Unrealized gains (losses) on cash flow hedging derivatives arising during the period:
Unrealized net (losses) gains	6,702	(12,417)	21,091	7,592
Related tax benefit (expense)	(2,346)	4,346	(7,382)	(2,657)

Net	4,356	(8,071)	13,709	4,935

Total other comprehensive (loss) income	$(12,657)	$17,966	$(21,998)	$10,183

     Activity in accumulated other comprehensive income for the six months ended June 30, 2006 and 2005, was as follows:

	Unrealized gains
	and losses on	Unrealized gains on	Minimum
	investment	cash flow hedging	pension
(in thousands)	securities	derivatives	liability	Total

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	5,248	4,935	—	10,183

Balance, June 30, 2005	$(7,435)	$9,187	$(2,472)	$(720)

Balance, December 31, 2005	$(34,016)	$15,206	$(3,283)	$(22,093)
Period change	(35,707)	13,709	—	(21,998)

Balance, June 30, 2006	$(69,723)	$28,915	$(3,283)	$(44,091)

Note 9 — Earnings per Share
          Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for dilutive stock options. The calculation of basic and diluted earnings per share for each of the three and six months ended June 30, 2006 and 2005, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net income	$111,604	$106,425	$216,060	$202,944

Average common shares outstanding	241,729	232,217	236,349	232,021
Dilutive potential common shares	2,809	3,454	3,102	3,341

Diluted average common shares outstanding	244,538	235,671	239,451	235,362

Earnings per share
Basic	$0.46	$0.46	$0.91	$0.87
Diluted	0.46	0.45	0.90	0.86
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
          Options to purchase 5.6 million and 2.6 million shares during both the three months and six months ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $25.68 and $26.96 per share and $25.67 and $26.92 for the three months and six months ended June 30, 2006 and 2005, respectively.
Note 10 — Stock-Based Compensation
          Huntington sponsors nonqualified and incentive stock option plans. These plans provide for the granting of stock options to officers, directors, and other employees at the market price on the date of the grant. Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 26.2 million options to purchase shares of common stock authorized for issuance under the plans at June 30, 2006, 20.5 million were outstanding and 5.7 million were available for future grants. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted beginning in May 2004 have a maximum term of seven years.
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
          Under the modified prospective method of Statement No. 123R, compensation expense was recognized during the three and six months ended June 30, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123 and for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Stock-based compensation expense was recorded in personnel costs in the consolidated statements of income. Huntington’s financial results for the prior periods have not been restated.

          The following table presents the unfavorable impact of adoption of Statement 123R on Huntington’s income before income taxes, net income, and basic and diluted earnings per share for the three and six months ended June 30, 2006.

	Stock-based compensation expense
	Three Months Ended	Six Months Ended
(in tmillions, except per share amounts)	June 30, 2006	June 30, 2006
Income before income taxes	$(4.3)	$(8.5)

Net income	(2.8)	(5.6)

Earnings per share
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)
          Prior to the adoption of Statement 123R, Huntington presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, the benefits of tax deductions in excess of recognized compensation cost included in net financing cash flows for the six months ended June 30, 2006 was $0.7 million.
          Consistent with the valuation method used for the disclosure only provisions of Statement No. 123, Huntington uses the Black-Scholes option-pricing model to value stock-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in personnel costs on the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Assumptions
Risk-free interest rate	4.61%	3.63%	4.58%	4.02%
Expected dividend yield	4.18	3.24	4.20	3.42
Expected volatility of Huntington’s common stock	22.2	26.3	22.2	26.3
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value	$4.20	$5.01	$4.23	$4.89
          The following pro forma disclosures for net income and earnings per diluted common share for the three and six months ended June 30, 2005, are presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options.

	Three Months Ended	Three Months Ended
(in millions, except per share amounts)	June 30, 2005	June 30, 2005

Pro forma results
Net income, as reported	$106.4	$202.9
Pro forma expense, net of tax	(2.9)	(5.8)

Pro forma net income	$103.5	$197.1

Net income per common share:
Basic, as reported	$0.46	$0.87
Basic, pro forma	0.45	0.85
Diluted, as reported	0.45	0.86
Diluted, pro forma	0.44	0.84

     Huntington’s stock option activity and related information for the six months ended June 30, 2006, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2006	21,004	$21.11
Granted	58	23.82
Acquired (1)	655	16.56
Exercised	(882)	17.37
Forfeited/expired	(340)	22.70

Outstanding at June 30, 2006	20,495	$21.10	5.2	$62,471

Exercisable at June 30, 2006	12,882	$20.13	4.7	$52,845

(1)	Relates to option plans acquired from the merger with Unizan.
          The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the six months ended June 30, 2006, was $5.9 million.
          Huntington issues shares to fulfill stock option exercises from available shares held in treasury. At June 30, 2006, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2006.
          The following table summarizes the status of Huntington’s nonvested options for the six months ended June 30, 2006:

		Weighted-
		Average
		Grant Date
(in thousands, except per share amounts)	Options	Fair Value

Nonvested at January 1, 2006	7,956	$5.53
Granted	58	4.23
Acquired (1)	19	4.61
Vested	(112)	5.35
Forfeited	(308)	5.51

Nonvested at June 30, 2006	7,613	$5.52

(1)	Relates to option plans acquired from the merger with Unizan.
          As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $21.7 million with a weighted-average expense recognition period of 2.2 years. The total fair value of options vested during the six months ended June 30, 2006, was $0.6 million.
          The following table presents additional information regarding options outstanding as of June 30, 2006.

(in thousands, except per share amounts)	Options Outstanding			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$9.91 to $15.00	773	5.1	$14.23	773	$14.23
$15.01 to $20.00	7,940	5.0	18.06	6,567	17.67
$20.01 to $25.00	9,516	5.9	22.74	3,294	21.58
$25.01 to $28.35	2,266	2.6	27.22	2,248	27.24

Total	20,495	5.2	$21.10	12,882	$20.13

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
          The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands of dollars)	2006	2005	2006	2005

Service cost	$4,414	$3,547	$383	$353
Interest cost	5,539	4,754	565	778
Expected return on plan assets	(8,319)	(6,716)	—	—
Amortization of transition asset	—	(1)	276	276
Amortization of prior service cost	—	—	95	95
Settlements	1,000	750	—	—
Recognized net actuarial loss	4,377	2,672	(181)	—

Benefit expense	$7,011	$5,006	$1,138	$1,502

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands of dollars)	2006	2005	2006	2005

Service cost	$8,723	$7,092	$720	$706
Interest cost	11,078	9,507	1,130	1,556
Expected return on plan assets	(16,539)	(12,812)	—	—
Amortization of transition asset	—	(2)	552	552
Amortization of prior service cost	1	1	190	189
Settlements	2,000	1,500	—	—
Recognized net actuarial loss	8,754	5,345	(362)	—

Benefit expense	$14,017	$10,631	$2,230	$3,003

          There is no expected minimum contribution for 2006 to the Plan. Although not required, Huntington made a contribution to the Plan of $29.8 million in June 2006.
          Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.6 million and $0.5 million for the three-month periods ended June 30, 2006 and 2005, respectively. For the respective six-month periods, the cost was $1.3 million and $1.1 million.

          Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions dollar for dollar, up to the first 3% of base pay contributed to the plan. The match is 50 cents for each dollar on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $2.6 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively. For the respective six-month periods, the cost was $5.1 million and $4.9 million.
Note 12 — Commitments and Contingent Liabilities
Commitments to extend credit:
          In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at June 30, 2006, December 31, 2005, and June 30, 2005, were as follows:

	June 30,	December 31,	June 30,
(in millions)	2006	2005	2005

Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,021	$3,316	$2,947
Consumer	3,595	3,046	2,983
Commercial real estate	1,764	1,567	1,480
Standby letters of credit	1,121	1,079	968
Commercial letters of credit	54	47	61
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
          Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.6 million, $4.0 million, and $3.2 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.
          Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
          Huntington enters into forward contracts relating to its mortgage banking business. At June 30, 2006, December 31, 2005, and June 30, 2005, Huntington had commitments to sell residential real estate loans of $341.5 million, $348.3 million, and $534.3 million, respectively. These contracts mature in less than one year.
          During the 2005 second quarter, Huntington entered into a two-year agreement to sell a portion of its monthly automobile loan production at the cost of such loans, subject to certain limitations, provided the production meets certain pricing, asset quality, and volume parameters. At June 30, 2006, approximately $62.0 million of automobile loans related to this commitment were classified as held for sale.

Litigation:
          In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.
Note 13 — Derivative Financial Instruments
          A variety of derivative financial instruments, principally interest rate swaps, are used in asset and liability management activities to protect against market risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivative financial instruments provide flexibility in adjusting the Company’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. Derivatives are sold to meet customers’ financing needs. All derivatives are reflected at fair value in the consolidated balance sheet.
          Market risk, which is the possibility that economic value of net assets or net interest income will be adversely affected by changes in interest rates or other economic factors, is managed through the use of derivatives. Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that Huntington will incur a loss because a counter-party fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to Huntington, including any accrued interest receivable due from counterparties. Potential credit losses are minimized through careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contractual provisions.
          Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At June 30, 2006, December 31, 2005, and June 30, 2005, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $31.1 million, $26.2 million, and $26.5 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
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
          Derivatives used to manage interest rate risk at June 30, 2006, are shown in the table below:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps
Receive fixed — generic	$925,250	8.9	$(35,672)	5.12%	5.38%
Receive fixed — callable	665,000	6.7	(28,776)	4.46	5.10
Pay fixed — generic	490,000	3.3	6,468	5.18	5.04

Total liability conversion swaps	2,080,250	6.9	(57,980)	4.92%	5.21%

Liability caps
Pay fixed — forwards	300,000	N/A	3,165	N/A	N/A

Total swap portfolio	$2,380,250	6.9	$(54,815)	4.92%	5.21%

N/A, not applicable
          During the first quarter of 2006, Huntington terminated asset and liability conversion interest rate swaps with a total notional value of $2.5 billion. The terminations generated gross gains of $34.9 million and gross losses of $34.5 million, resulting in a net deferred gain of $0.4 million. The net gain is being amortized into interest income over the remainder of the original terms of the terminated swaps as follows: 2006: ($2.2 million), 2007: $2.2 million, 2008: ($1.4 million), 2009: $0.2 million, and 2010: $1.6 million.
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
          The following table represents the gross notional value of derivatives used to manage interest rate risk at June 30, 2006, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of overall interest rate risk management activities to assess the impact on the net interest margin.

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Deposits	$790,250	$400,000	$1,190,250
Federal Home Loan Bank advances	—	325,000	325,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	65,000	115,000

Total notional value at June 30, 2006	$1,590,250	$790,000	$2,380,250

          These derivative financial instruments were entered into for the purpose of mitigating the interest rate risk embedded in assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in a (decrease) increase to net interest income of $(0.8) million and $6.9 million, for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the impact to net interest income was a (decrease) increase of $(0.2) million and $14.5 million, respectively.

Derivatives Used in Mortgage Banking Activities
          Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale. For derivatives that are used in hedging mortgage loans held for sale, ineffective hedge gains and losses are reflected in mortgage banking revenue in the income statement. Mortgage loan commitments and the related hedges are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities as of June 30, 2006 and 2005:

	At June 30,
(in thousands)	2006	2005

Derivative assets:
Interest rate lock agreements	$232	$1,333
Forward trades and options	3,029	243

Total derivative assets	3,261	1,576

Derivative liabilities:
Interest rate lock agreements	(1,222)	(861)
Forward trades and options	(35)	(2,122)

Total derivative liabilities	(1,257)	(2,983)

Net derivative asset (liability)	$2,004	$(1,407)

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
          Supplying these derivatives to customers results in fee income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $2.2 million and $2.0 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, total trading revenue for customer accommodation was $5.2 million and $3.7 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, for which the related interest rate risk is offset by third parties, was $4.6 billion, $4.2 billion, and $4.5 billion at June 30, 2006, December 31, 2005, and June 30, 2005. Huntington’s credit risk from interest rate swaps used for trading purposes was $64.4 million, $44.3 million, and $49.7 million at the same dates.
          In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.8 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.8 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

Note 14 — Shareholders’ Equity
Share Repurchase Program:
          On October 18, 2005, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2005 Repurchase Program). The repurchase program authorized in 2004, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program.
          On April 20, 2006, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The 2006 Repurchase Program does not have an expiration date. The 2005 Repurchase Program, with 5 million shares remaining, was canceled and replaced by the 2006 Repurchase Program. The Company expects to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
          On May 24, 2006, Huntington repurchased 6.0 million shares of common stock from Bear Stearns under an accelerated share repurchase program. The accelerated share repurchase program enabled Huntington to purchase the shares immediately, while Bear Stearns may purchase shares in the market over a period of up to four months (the Repurchase Term). In connection with the repurchase of these shares, Huntington entered into a variable share forward sale agreement, which provides for a settlement, reflecting a price differential based on the adjusted volume-weighted average price as defined in the agreement with Bear Stearns. The variable share forward agreement may be settled in shares or in cash, at Huntington’s discretion. Any settlement will be reflected as an adjustment to treasury shares on Huntington’s balance sheet at the end of the Repurchase Term. Based on the adjusted volume-weighted average prices through June 30, 2006, the settlement of the variable share forward agreement is not expected to have a material impact to Huntington.
          Listed below is the share repurchase activity under the 2006 Repurchase Program for the three months ended June 30, 2006:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the
Period	Purchased	Per Share	or Programs(1)	Plans or Programs(1)

April 1, 2006 to April 30, 2006	—	$—	—	15,000,000
May 1, 2006 to May 31, 2006	8,100,000	23.53	8,100,000	6,900,000
June 1, 2006 to June 30, 2006	—	—	8,100,000	6,900,000

Total	8,100,000	$23.53	8,100,000	6,900,000

(1)	Information is as of the end of the period.

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
          The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and commercial customers located in eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 370 branches, over 1,000 ATMs, plus on-line and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 59% and 79% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,500 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Georgia, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers of the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term operating or direct finance leases, finances the dealerships’ floor plan inventories, real estate, or working capital needs, and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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
          Listed below is certain financial results by line of business. For the three months and six months ended June 30, 2006 and 2005, operating earnings were the same as reported earnings.

	Three Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2006
Net interest income	$227,454	$34,803	$18,037	$(18,099)	$262,195
Provision for credit losses	(14,844)	949	(1,850)	—	(15,745)
Non-interest income	92,785	21,489	39,139	9,606	163,019
Non-interest expense	(175,524)	(27,936)	(37,464)	(11,435)	(252,359)
Income taxes	(45,455)	(10,257)	(6,252)	16,458	(45,506)

Operating / reported net income	$84,416	$19,048	$11,610	$(3,470)	$111,604

2005
Net interest income	$193,741	$36,890	$19,555	$(8,286)	$241,900
Provision for credit losses	(8,717)	(4,468)	290	—	(12,895)
Non-interest income	76,321	46,052	33,077	720	156,170
Non-interest expense	(147,488)	(47,905)	(32,801)	(19,942)	(248,136)
Income taxes	(39,850)	(10,699)	(7,042)	26,977	(30,614)

Operating / reported net income	$74,007	$19,870	$13,079	$(531)	$106,425

	Six Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2006
Net interest income	$435,517	$69,651	$35,606	$(34,899)	$505,875
Provision for credit losses	(25,234)	(6,813)	(3,238)	—	(35,285)
Non-Interest income	170,594	48,465	80,033	23,461	322,553
Non-Interest expense	(318,225)	(59,294)	(68,175)	(45,080)	(490,774)
Income taxes	(91,928)	(18,203)	(15,479)	39,301	(86,309)

Operating / reported net income	$170,724	$33,806	$28,747	$(17,217)	$216,060

2005
Net interest income	$378,768	$74,799	$36,400	$(12,869)	$477,098
Provision for credit losses	(21,035)	(11,399)	(335)	—	(32,769)
Non-Interest income	147,520	99,195	65,128	12,377	324,220
Non-Interest expense	(297,711)	(104,582)	(66,250)	(37,870)	(506,413)
Income taxes	(72,640)	(20,304)	(12,230)	45,982	(59,192)

Operating / reported net income	$134,902	$37,709	$22,713	$7,620	$202,944

	Assets at			Deposits at
Balance Sheets	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in millions of dollars)	2006	2005	2005	2006	2005	2005

Regional Banking	$21,035	$18,851	$18,785	$19,839	$17,957	$17,627
Dealer Sales	5,417	5,612	6,021	61	65	68
PFCMG	2,179	2,010	2,009	1,218	1,180	1,176
Treasury / Other	7,635	6,292	6,174	3,475	3,208	3,460

Total	$36,266	$32,765	$32,989	$24,593	$22,410	$22,331

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
          The following discussion and analysis provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in our 2005 Annual Report on Form 10-K, as amended (2005 Form 10-K), as updated by the information contained in this report, should be read in conjunction with this interim MD&A.
          You should note the following discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors and bank regulatory agreements. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Factors Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion – Describes our lines of business, provides an overview of financial performance for each line of business, and provides additional discussion of trends underlying consolidated financial performance.
Forward-Looking Statements
          This report, including MD&A, contains forward-looking statements. These include descriptions of products or services, plans or objectives for future operations, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
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
          On May 10, 2006, we announced that the FRBC notified our board of directors that we had satisfied the provisions of the written agreement dated February 28, 2005, and that the FRBC, under delegated authority of the Board of Governors of the Federal Reserve System, had terminated the written agreement.

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
Summary
          Earnings comparisons of 2006 second quarter and first six-month performance with that of the prior periods were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected corporate actions, specific strategies, or changes in accounting practices. The most significant item impacting performance comparisons was the Unizan merger, which closed March 1, 2006. Understanding the impact of this merger, as well as the nature and implications of other significant factors on financial results is important in understanding our income statement, balance sheet, and credit quality trends and the comparison of the current quarter performance with that of prior periods. The key factors impacting current reporting period comparisons to prior periods are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows this summary discussion of results.
2006 Second Quarter versus 2005 Second Quarter
          Net income for the second quarter of 2006 was $111.6 million, or $0.46 per common share, up 5% and 2%, respectively, from $106.4 million, or $0.45 per common share, in the year-ago quarter. This $5.2 million increase in net income primarily reflected the positive impacts of:
•	A $20.3 million, or 8%, increase in net interest income. This reflected the benefit of $2.7 billion, or 9%, growth in average earning assets ($1.7 billion, or 7%, in average total loans and leases), partially offset by a two basis point decline in the net interest margin to 3.34% from 3.36% in the year-ago quarter. The Unizan merger added $17.4 million to net interest income with the addition of $2.0 billion of earning assets ($1.7 billion in loans and leases). (See Net Interest Income discussion for details.)

•	A $6.8 million, or 4%, increase in total non-interest income. This reflected the benefit of higher mortgage banking income, service charges on deposit accounts, trust services income, and other service charges and fees, which was partially offset by declines in operating lease income and other income. The Unizan merger contributed $7.2 million of growth to non-interest income. (See Non-interest Income discussion for details.)
          Partially offset by:
•	$14.9 million increase in provision for income taxes as the effective tax rate increased to 29.0% from 22.3%. The increase in tax provision reflected higher pre-tax income in 2006, and the recognition of the benefit of a federal tax loss carryback in 2005. (See Provision for Income Taxes discussion for details.)

•	$4.2 million, or 2%, increase in total non-interest expense. This reflected higher personnel, marketing, amortization of intangibles, equipment, and outside data processing and other service expenses, partially offset by declines in operating lease expense and professional services costs. The Unizan merger contributed $18.0 million to the increase in total non-interest expense. (See Non-interest Expense discussion for details.)

•	$2.9 million, or 22%, increase in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)
          The return on average assets (ROA) and return on average equity (ROE) in the 2006 second quarter were 1.25% and 14.9%, respectively. Both were lower than in the year-ago quarter, where the ROA was 1.31% and ROE was 16.3% (see Table 1).

2006 Second Quarter versus 2006 First Quarter
          Net income for the second quarter of 2006 was $111.6 million, or $0.46 per common share, up 7% and 2%, respectively, from $104.5 million, or $0.45 per common share, in the prior quarter. This $7.2 million increase in net income primarily reflected the positive impacts of:
•	An $18.5 million, or 8%, increase in net interest income. This reflected the benefit of $1.8 billion, or 6%, growth in average earning assets ($1.3 billion, or 5%, in average total loans and leases), and a two basis point increase in the net interest margin to 3.34% from 3.32% in the prior quarter. The Unizan merger contributed $11.6 million to the increase in net interest income ($17.4 million over three months during the second quarter compared with $5.8 million over one month during the first quarter). Unizan added $1.3 billion to earning assets ($1.1 billion in total loans and leases) compared with the first quarter. (See Net Interest Income discussion for details.)

•	$3.8 million, or 19%, decrease in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	A $3.5 million, or 2%, increase in total non-interest income. This reflected the benefit of higher service charges on deposit accounts, mortgage banking income, other service charges and fees, and trust services income, which was partially offset by declines in operating lease income and other income. The Unizan merger contributed $4.8 million of growth to total non-interest income. (See Non-interest Income discussion for details.)
     Partially offset by:
•	$13.9 million, or 6%, increase in total non-interest expense. This reflected higher personnel, marketing, amortization of intangibles, equipment, and professional services, partially offset by a decline in operating lease expense. The Unizan merger contributed $13.7 million to the increase in total non-interest expense. (See Non-interest Expense discussion for details.)

•	$4.7 million, or 12%, increase in provision for income taxes, reflecting primarily higher pre-tax income as the effective tax rate increased only slightly to 29.0% from 28.1%. (See Provision for Income Taxes discussion for details.)
          The ROA and ROE in the 2006 second quarter were 1.25% and 14.9%, respectively. Both were slightly lower than in the prior quarter, where the ROA was 1.26% and ROE was 15.5% (see Table 1).
2006 First Six Months versus 2005 First Six Months
          Net income for the 2006 first six-month period was $216.1 million, or $0.90 per common share, up 6% and 5%, respectively, from $202.9 million, or $0.86 per common share, in the year-ago period. This $13.1 million increase in net income primarily reflected the positive impacts of:
•	A $28.8 million, or 6%, increase in net interest income. This reflected the benefit of $1.9 billion, or 7%, growth in average earning assets ($1.4 billion, or 6%, in average total loans and leases), partially offset by a one basis point decline in the net interest margin to 3.33% from 3.34% in the year-ago six-month period. The Unizan merger contributed $23.2 million to the increase in net interest income and $1.3 billion to the growth of average earning assets ($1.1 billion in average total loans and leases). (See Net Interest Income discussion for details.)

•	$15.6 million, or 3%, decline in total non-interest expense. This reflected significant declines in operating lease expense and professional services costs, partially offset by higher personnel, marketing, amortization of intangibles, equipment, and outside data processing and other service expenses. The Unizan merger contributed $27.5 million to total non-interest expense. (See Non-interest Expense discussion for details.)
     Partially offset by:
•	$27.1 million, or 46%, increase in provision for income taxes as the effective tax rate increased to 28.5% from 22.6%. The increase in tax provision reflected higher pre-tax income in 2006, and the recognition of the benefit of a federal tax loss carryback in 2005. (See Provision for Income Taxes discussion for details.)

•	$2.5 million, or 8%, increase in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$1.7 million, or 1%, decline in total non-interest income. This reflected a significant decline in operating lease income, partially offset by the benefit of higher mortgage banking income, service charges on deposit accounts, trust services income, other service charges and fees, and brokerage and insurance income. The Unizan merger contributed $9.6 million to total non-interest income. (See Non-interest Income discussion for details.)
          The ROA and ROE in the 2006 first six-month period were 1.26% and 15.2%, respectively. While the ROA was unchanged between periods, the ROE decline slightly from 15.9% in the year-ago six-month period (see Table 2).

INSERT Table 1 — Selected Quarterly Income Statement Data.

	2006		2005
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Interest income	$521,903	$464,787	$442,476	$420,858	$402,326
Interest expense	259,708	221,107	198,800	179,221	160,426

Net interest income	262,195	243,680	243,676	241,637	241,900
Provision for credit losses	15,745	19,540	30,831	17,699	12,895

Net interest income after provision for credit losses	246,450	224,140	212,845	223,938	229,005

Service charges on deposit accounts	47,225	41,222	42,083	44,817	41,516
Trust services	22,676	21,278	20,425	19,671	19,113
Brokerage and insurance income	14,345	15,193	13,101	13,948	13,544
Bank owned life insurance income	10,604	10,242	10,389	10,104	10,139
Other service charges and fees	13,072	11,509	11,488	11,449	11,252
Mortgage banking income (loss)	20,355	17,832	10,909	21,116	(2,376)
Securities gains (losses)	(35)	(20)	(8,770)	101	(343)
Gains on sales of automobile loans	532	448	455	502	254
Other income	19,394	22,440	22,900	9,770	24,974

Subtotal before operating lease income	148,168	140,144	122,980	131,478	118,073
Operating lease income	14,851	19,390	24,342	29,262	38,097

Total noninterest income	163,019	159,534	147,322	160,740	156,170

Personnel costs	137,904	131,557	116,111	117,476	124,090
Net occupancy	17,927	17,966	17,940	16,653	17,257
Outside data processing and other services	19,569	19,851	19,693	18,062	18,113
Equipment	18,009	16,503	16,093	15,531	15,637
Professional services	6,292	5,365	7,440	8,323	9,347
Marketing	10,374	7,301	7,145	6,364	6,934
Telecommunications	4,990	4,825	4,453	4,512	4,801
Printing and supplies	3,764	3,074	3,084	3,102	3,293
Amortization of intangibles	2,992	1,075	218	203	204
Other expense	19,734	16,291	19,452	20,003	19,581

Subtotal before operating lease expense	241,555	223,808	211,629	210,229	219,257
Operating lease expense	10,804	14,607	18,726	22,823	28,879

Total noninterest expense	252,359	238,415	230,355	233,052	248,136

Income before income taxes	157,110	145,259	129,812	151,626	137,039
Provision for income taxes	45,506	40,803	29,239	43,052	30,614

Net income	$111,604	$104,456	$100,573	$108,574	$106,425

Average common shares - diluted	244,538	234,363	229,718	233,456	235,671

Per common share
Net income — diluted	$0.46	$0.45	$0.44	$0.47	$0.45
Cash dividends declared	0.250	0.250	0.215	0.215	0.215

Return on average total assets	1.25%	1.26%	1.22%	1.32%	1.31%
Return on average total shareholders’ equity	14.9	15.5	15.5	16.5	16.3
Net interest margin (1)	3.34	3.32	3.34	3.31	3.36
Efficiency ratio (2)	58.1	58.3	57.0	57.4	61.8
Effective tax rate	29.0	28.1	22.5	28.4	22.3

Revenue - fully taxable equivalent (FTE)
Net interest income	$262,195	$243,680	$243,676	$241,637	$241,900
FTE adjustment	3,984	3,836	3,837	3,734	2,961

Net interest income (1)	266,179	247,516	247,513	245,371	244,861
Non-interest income	163,019	159,534	147,322	160,740	156,170

Total revenue (1)	$429,198	$407,050	$394,835	$406,111	$401,031

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains (losses).

INSERT Table 2 — Selected Year to Date Income Statement Data.

	Six Months Ended June 30,		Change
(in thousands, except per share amounts)	2006	2005	Amount	Percent

Interest income	$986,690	$778,431	$208,259	26.8%
Interest expense	480,815	301,333	179,482	59.6

Net interest income	505,875	477,098	28,777	6.0
Provision for credit losses	35,285	32,769	2,516	7.7

Net interest income after provision for credit losses	470,590	444,329	26,261	5.9

Service charges on deposit accounts	88,447	80,934	7,513	9.3
Trust services	43,954	37,309	6,645	17.8
Brokerage and insurance income	29,538	26,570	2,968	11.2
Bank owned life insurance income	20,846	20,243	603	3.0
Other service charges and fees	24,581	21,411	3,170	14.8
Mortgage banking income	38,187	9,685	28,502	N.M.
Securities gains	(55)	614	(669)	N.M.
Gains on sales of automobile loans	980	254	726	N.M.
Other income	41,834	42,371	(537)	(1.3)

Subtotal before operating lease income	288,312	239,391	48,921	20.4
Operating lease income	34,241	84,829	(50,588)	(59.6)

Total non-interest income	322,553	324,220	(1,667)	(0.5)

Personnel costs	269,461	248,071	21,390	8.6
Net occupancy	35,893	36,499	(606)	(1.7)
Outside data processing and other services	39,420	36,883	2,537	6.9
Equipment	34,512	31,500	3,012	9.6
Professional services	11,657	18,806	(7,149)	(38.0)
Marketing	17,675	12,770	4,905	38.4
Telecommunications	9,815	9,683	132	1.4
Printing and supplies	6,838	6,387	451	7.1
Amortization of intangibles	4,067	408	3,659	N.M.
Other expense	36,025	38,579	(2,554)	(6.6)

Subtotal before operating lease expense	465,363	439,586	25,777	5.9
Operating lease expense	25,411	66,827	(41,416)	(62.0)

Total non-interest expense	490,774	506,413	(15,639)	(3.1)

Income before income taxes	302,369	262,136	40,233	15.3
Provision for income taxes	86,309	59,192	27,117	45.8

Net income	$216,060	$202,944	$13,116	6.5%

Average common shares - diluted	239,451	235,362	4,089	1.7%

Per common share
Net income per common share diluted	$0.90	$0.86	$0.04	4.7%
Cash dividends declared	0.500	0.415	0.085	20.5

Return on average total assets	1.26%	1.26%	—%	—%
Return on average total shareholders’ equity	15.2	15.9	(0.7)	(4.4)
Net interest margin (1)	3.33	3.34	(0.01)	(0.3)
Efficiency ratio (2)	58.2	62.7	(4.5)	(7.2)
Effective tax rate	28.5	22.6	5.9	26.1

Revenue - fully taxable equivalent (FTE)
Net interest income	$505,875	$477,098	$28,777	6.0%
FTE adjustment (1)	7,820	5,822	1,998	34.3

Net interest income	513,695	482,920	30,775	6.4
Non-interest income	322,553	324,220	(1,667)	(0.5)

Total revenue	$836,248	$807,140	$29,108	3.6%

N.M., not a meaningful value.

(1)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(2)	Noninterest expense less amortization of intangibles divided by the sum of FTE net interest income and noninterest income excluding securities gains.

Significant Factors Influencing Financial Performance Comparisons
          Earnings comparisons from the beginning of 2005 through the second quarter of 2006 were impacted by a number of factors, reflecting corporate actions, specific strategies, or changes in accounting practices. Those key factors are summarized below.
1.	Unizan Acquisition. The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.7 billion of loans, and core deposits of $1.5 billion. This impacted 2006 first and second quarter, and year-to-date reported results compared with pre-merger reporting periods as follows:
•	Increased certain reported period-end balance sheet and credit quality items (e.g., non-performing loans).

•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These merger costs were $1.0 million in the 2006 first quarter and $2.6 million in the 2006 second quarter, resulting in $3.6 million of merger costs, year-to-date.
     Given the impact of the merger on reported 2006 results, We believe that it is helpful in better understanding certain underlying performance and trends to analyze them by quantifying the impact of the merger. As such, the following two terms relating to the impact of the Unizan merger on reported results are used in the Discussion of Results of Operations, and when comparing post-merger period results to pre-merger periods:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent expenses associated with merger integration activities.
     Schedules, reflecting the impact of the Unizan merger on our reported average balance sheet and income statement, can be found in Table 25 – Estimated Impact of Unizan Merger.
2.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels have generally been rising throughout this period, which has impacted the valuation of MSRs.
•	Since the second quarter of 2002, we have generally retained the servicing on mortgage loans we originate and sell. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs is reduced. Prior to 2006, we recognized impairment when the valuation was less than the recorded book value. We recognized temporary impairment due to changes in interest rates through a valuation reserve and recorded a direct write-down of the book value of MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously recognized MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income trends throughout this period.

•	Beginning in 2006, we adopted Statement No. 156, which records MSRs at fair value. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income. MSR assets are included in other assets. (See Tables 3, 7, and 8.)

•	We use trading account assets to offset MSR valuation changes. The valuations of trading securities we used generally reacted to interest rate changes in an opposite direction compared with changes in MSR valuations. As a result, changes in interest rate levels that impacted MSR valuations also resulted in trading gains or losses. As such, in quarters where an MSR impairment was recognized, changes to the fair market value of trading account assets typically resulted in a recognition of trading income, and vice versa. Trading gains or losses are a component of other non-interest income on the income statement.

3.	Automobile leases originated through April 2002 are accounted for as operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as operating lease expense, a component of non-interest expense. With no new automobile operating leases originated since April 2002, the operating lease assets have declined rapidly. It is anticipated that the level of operating lease assets and related operating lease income and expense will decline to a point of diminished materiality sometime in 2006. However, until that point is reached, and since operating lease income and expense represented a significant percentage of total non-interest income and expense, respectively, throughout these reporting periods, their downward trend influenced total revenue, total non-interest income, and total non-interest expense trends.

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

4.	Effective tax rate. The effective tax rate was 28.5% for the six-month period, up 5.9% from the same period in 2005. The effective tax rate in 2005 included the positive impact on net income of a federal tax loss carry-back.

5.	Stock option expensing. Beginning in the 2006 first quarter, we adopted Statement No. 123R, Share-based Payment, which resulted in recognizing the impact of stock-based compensation, primarily in the form of stock option grants, as personnel expense in our income statement. Adoption of stock option expensing added $4.3 million to personnel expense in the 2006 first and second quarters, and totaled $8.5 million year-to-date. (See Note 9 to the unaudited condensed consolidated financial statements.)

6.	Other significant items influencing earnings performance comparisons. Other significant items influencing performance comparisons included:
          2006
          Second Quarter
•	$2.6 million pre-tax ($0.01 earnings per share) negative impact from current period Unizan merger costs, which consisted primarily of retention bonuses and occupancy, outside programming services, and marketing expenses.

•	$2.3 million pre-tax ($0.01 earnings per share) positive impact from equity investment gains.
          First Quarter
•	$2.4 million pre-tax ($0.01 earnings per share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans.
          2005
          Second Quarter
•	$3.6 million pre-tax ($0.01 earnings per share) of severance and other expenses associated with the consolidation of certain operations functions, including the closing of an item-processing center in Michigan. These expenses included $2.0 million in severance-related personnel costs, $0.8 million in net occupancy, $0.5 million in equipment expenses, and $0.3 million in other expenses.

•	$2.1 million pre-tax ($0.01 earnings per share) negative impact from the write-off of an equity investment.
          First Quarter
•	$6.4 million pre-tax ($0.02 earnings per share) negative impact from a single, commercial credit charge-off. This resulted in an increase in net charge-offs and provision expense in that quarter.

          Table 3 reflects the earnings impact of certain significant items for periods affected by this Discussion of Results of Operations:
Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	June 30, 2006		March 31, 2006		June 30, 2005
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$111.6		$104.5		$106.4
Earnings per share, after tax		$0.46		$0.45		$0.45
Change from prior quarter — $		0.01		0.01		0.04
Change from prior quarter — %		2.2%		2.3%		9.8%

Change from a year-ago — $		$0.01		$0.04		$(0.02)
Change from a year-ago — %		2.2%		9.8%		(4.3)%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings(2)	EPS

Unizan merger-related expenses	$(2.6)	$(0.01)
Equity investment gains	2.3	0.01
MSR mark-to-market net of hedge-related trading activity	—	—	4.6	0.01	—	—
Adjustment to defer home equity annual fees (3)	—	—	(2.4)	(0.01)	—	—
Net impact of federal tax loss carry back	—	—	—	—	6.6	0.03
MSR recovery of temporary impairment net of hedge-related trading activity	—	—	—	—	(4.0)	(0.01)
Severance and consolidation expenses					(3.6)	(0.01)
Write-off of equity investment	—	—	—	—	(2.1)	(0.01)

	Six Months Ended
	June 30, 2006		June 30, 2005
(in millions)	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$216.1		$202.9
Earnings per share, after tax		$0.90		$0.86
Change from a year-ago — $		0.04		(0.06)
Change from a year-ago — %		4.7%		6.5%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS

MSR mark-to-market net of hedge-related trading activity	$6.1	$0.02	$—	$—
Adjustment to defer home equity annual fees	(2.4)	(0.01)	—	—
Unizan merger-related expenses	(3.6)	(0.01)	—	—
Equity investment gains (3)	3.7	0.01	—	—
Net impact of federal tax loss carry back	—	—	13.0	0.06
MSR recovery of temporary impairment net of hedge-related trading activity	—	—	(4.0)	(0.01)
Severance and consolidation expenses	—	—	(3.6)	(0.01)
Write-off of equity investment	—	—	(2.1)	(0.01)
Single C&I charge-off impact, net of allocated reserves	—	—	(6.4)	(0.02)
SEC and regulatory-related expenses	—	—	(3.7)	(0.01)

(1)	See Significant Factors Influencing Financial Performance discussion.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income
(This section should be read in conjunction with Significant Factors 1, 3, and 6.)
2006 Second Quarter versus 2005 Second Quarter
          Fully taxable equivalent net interest income increased $21.3 million, or 9% ($17.7 million merger-related), from the year-ago quarter, reflecting the favorable impact of a $2.7 billion, or 9%, increase in average earning assets, as the fully taxable equivalent net interest margin declined two basis points to 3.34%. Average total loans and leases increased $1.7 billion, or 7%, nearly all of which was attributable to the Unizan merger. The remaining increase in average total loans and leases was $0.1 billion, essentially unchanged from the year-ago quarter, which primarily reflected growth in commercial loans, residential mortgages, and home equity loans, mostly offset by a decline in total average automobile loans and leases as we continued a program to sell a portion of that production.
          Average total commercial loans increased $1.2 billion, or 12% ($0.8 billion merger-related). The $1.2 billion growth reflected a $0.6 billion, or 11%, increase in average middle market C&I loans, a $0.5 billion, or 13%, increase in average commercial real estate loans, and a $0.2 billion, or 10%, increase in average small business loans.
          Average residential mortgages increased $0.5 billion, or 13% ($0.4 billion merger-related). Average home equity loans increased $0.2 billion, or 5%, substantially all from the Unizan merger.
          Compared with the year-ago quarter, average total automobile loans and leases decreased $0.4 billion, or 9%, with the Unizan merger having no significant impact. The decrease reflected the combination of two factors: (1) the continuation of historically low production levels over this period from low consumer demand and competitive pricing, and (2) the sale of automobile loans as we continued a program of selling a portion of current loan production. Average operating lease assets declined $0.3 billion, or 63%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was 16%, down from 19% a year ago.
          Average total investment securities increased $1.1 billion from the 2005 second quarter, attributed, in part, to the securities purchased in the 2006 first quarter related to Unizan.
          Average total core deposits in the 2006 second quarter increased $1.9 billion, or 11% ($1.5 billion merger-related), from the year-ago quarter. Most of the $1.9 billion increase reflected higher average certificates of deposit less than $100,000, which increased $1.7 billion. The Unizan merger added $0.6 billion of certificates of deposit less than $100,000, with the remaining $1.1 billion of growth resulting from customer demand for higher, fixed rate deposit products. Average savings and other domestic time deposits declined $0.1 billion. Outflows from these accounts and into higher rate products, such as certificates of deposit less than $100,000, were greater than the $0.5 billion of savings account balances acquired in the Unizan merger. Average non-interest bearing and interest bearing demand deposits rose $0.2 billion and $0.1 billion, respectively. The Unizan merger added $0.2 billion of non-interest bearing demand deposits and $0.2 billion of interest bearing demand deposits.
2006 Second Quarter versus 2006 First Quarter
          Compared with the 2006 first quarter, fully taxable equivalent net interest income increased $18.7 million, or 8% ($11.8 million merger-related). This reflected a 6% increase in average total earnings assets, the benefit of one additional day in the current quarter, as well as a two basis point increase in the net interest margin to 3.34% from 3.32%. The prior quarter’s net interest margin was negatively impacted by about 3 basis points related to an adjustment for annual home equity loan fees.
          Average total loans and leases increased $1.3 billion, or 5% ($1.1 billion merger-related), from the 2006 first quarter.
          Average total commercial loans increased $0.8 billion, or 7% ($0.5 billion merger-related), from the 2006 first quarter. The $0.8 billion increase reflected a $0.3 billion, or 6%, increase in average middle market C&I loans, a $0.3 billion, or 16%, increase in average small business loans, and a $0.2 billion, or 4%, increase in average commercial real estate loans.

     Average residential mortgages increased $0.3 billion, or 8%, and average home equity loans increased $0.2 billion, or 4%. Substantially all of the growth in these two categories of loans was merger-related. The growth rates in average residential mortgages and home equity loans were negatively impacted by a planned decline in broker-originated production, as well as credit underwriting and pricing discipline.
     Compared with the 2006 first quarter, average total automobile loans and leases declined 2%, with the Unizan merger having no significant impact. The decline reflected a combination of factors including low demand for leases, as well as sales of a portion of automobile loan and lease production. Average direct financing leases declined $0.1 billion, or 6%. Though direct financing lease production increased 48% from the prior quarter, the absolute level of production over the last several quarters has remained at historically low levels due to continued low consumer demand and competitive pricing. In contrast, average automobile loans increased 3%. Automobile loan production increased 12% from the prior quarter and represented the second highest level of quarterly production in the last nine quarters. Average operating lease assets declined slightly as this portfolio continued to run off.
     Average investment securities increased $0.4 billion from the 2006 first quarter, primarily merger-related.
     Average total core deposits in the 2006 second quarter increased $1.0 billion, or 5%, from the prior quarter, all of which was attributable to Unizan. Average certificates of deposit less than $100,000 increased $0.6 billion, reflecting $0.4 billion merger-related and a shift of customer preferences for certificates of deposit less than $100,000 and out of savings and other time deposits. This shift reflected the same factors impacting comparisons to the year-ago quarter noted above. Average interest bearing and non-interest bearing demand deposits each increased $0.2 billion, or 3% and 5%, respectively, primarily merger-related, but also from initiatives targeted at growing these deposits.

Table 4 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2006		2005			2Q06 vs 2Q05
(in millions)	Second	First	Fourth	Third	Second	Amount	Percent

Assets
Interest bearing deposits in banks	$62	$48	$51	$54	$54	$8	14.8%
Trading account securities	100	66	119	274	236	(136)	(57.6)
Federal funds sold and securities purchased under resale agreements	285	201	103	142	225	60	26.7
Loans held for sale	287	274	361	427	276	11	4.0
Investment securities:
Taxable	4,494	4,138	3,802	3,523	3,589	905	25.2
Tax-exempt	556	548	540	537	411	145	35.3

Total investment securities	5,050	4,686	4,342	4,060	4,000	1,050	26.3
Loans and leases: (1)
Commercial: (2)
Middle market commercial and industrial	5,458	5,132	4,946	4,708	4,901	557	11.4
Middle market commercial real estate:
Construction	1,243	1,454	1,675	1,720	1,678	(435)	(25.9)
Commercial	2,799	2,423	1,923	1,922	1,905	894	46.9

Middle market commercial real estate	4,042	3,877	3,598	3,642	3,583	459	12.8
Small business	2,456	2,121	2,230	2,251	2,230	226	10.1

Total commercial	11,956	11,130	10,774	10,601	10,714	1,242	11.6

Consumer:
Automobile loans	2,044	1,994	2,018	2,078	2,069	(25)	(1.2)
Automobile leases	2,095	2,221	2,337	2,424	2,468	(373)	(15.1)

Automobile loans and leases	4,139	4,215	4,355	4,502	4,537	(398)	(8.8)
Home equity	4,872	4,694	4,653	4,681	4,636	236	5.1
Residential mortgage	4,629	4,306	4,165	4,157	4,080	549	13.5
Other loans	605	586	521	507	491	114	23.2

Total consumer	14,245	13,801	13,694	13,847	13,744	501	3.6

Total loans and leases	26,201	24,931	24,468	24,448	24,458	1,743	7.1
Allowance for loan and lease losses	(293)	(283)	(262)	(256)	(270)	(23)	(8.5)

Net loans and leases	25,908	24,648	24,206	24,192	24,188	1,720	7.1

Total earning assets	31,985	30,206	29,444	29,405	29,249	2,736	9.4

Operating lease assets	152	200	245	309	409	(257)	(62.8)
Cash and due from banks	806	789	742	867	865	(59)	(6.8)
Intangible assets	638	362	218	217	218	420	N.M.
All other assets	2,402	2,215	2,227	2,197	2,149	253	11.8

Total Assets	$35,690	$33,489	$32,614	$32,739	$32,620	$3,070	9.4%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,594	$3,436	$3,444	$3,406	$3,352	$242	7.2%
Demand deposits — interest bearing	7,778	7,562	7,496	7,539	7,677	101	1.3
Savings and other domestic time deposits	3,106	3,095	2,984	3,095	3,230	(124)	(3.8)
Certificates of deposit less than $100,000	4,430	3,849	3,421	3,157	2,720	1,710	62.9

Total core deposits	18,908	17,942	17,345	17,197	16,979	1,929	11.4
Domestic time deposits of $100,000 or more	1,739	1,478	1,397	1,271	1,248	491	39.3
Brokered deposits and negotiable CDs	3,263	3,143	3,210	3,286	3,249	14	0.4
Deposits in foreign offices	474	465	490	462	434	40	9.2

Total deposits	24,384	23,028	22,442	22,216	21,910	2,474	11.3
Short-term borrowings	2,042	1,669	1,472	1,559	1,301	741	57.0
Federal Home Loan Bank advances	1,557	1,453	1,156	935	1,136	421	37.1
Subordinated notes and other long-term debt	3,428	3,346	3,687	3,960	4,100	(672)	(16.4)

Total interest bearing liabilities	27,817	26,060	25,313	25,264	25,095	2,722	10.8

All other liabilities	1,284	1,264	1,283	1,458	1,554	(270)	(17.4)
Shareholders’ equity	2,995	2,729	2,574	2,611	2,619	376	14.4

Total Liabilities and Shareholders’ Equity	$35,690	$33,489	$32,614	$32,739	$32,620	$3,070	9.4%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(2)	The middle market C&I and CRE loan balances in the first quarter of 2006 contain Unizan loan balances that were subject to reclassification when these loans were converted to Huntington’s loan systems.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2006		2005
Fully taxable equivalent basis (1)	Second	First	Fourth	Third	Second

Assets
Interest bearing deposits in banks	4.04%	3.78%	3.20%	2.13%	1.47%
Trading account securities	5.56	4.49	4.53	3.95	3.94
Federal funds sold and securities purchased under resale agreements	4.75	4.30	3.78	3.41	2.76
Loans held for sale	6.23	5.92	5.68	5.43	6.04
Investment securities:
Taxable	5.32	5.00	4.70	4.37	4.13
Tax-exempt	6.83	6.71	6.77	6.62	6.76

Total investment securities	5.49	5.20	4.96	4.67	4.40
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7.26	6.80	6.28	5.87	5.65
Middle market commercial real estate:
Construction	8.01	7.55	7.27	6.58	6.04
Commercial	7.26	6.78	6.46	5.96	5.53

Middle market commercial real estate	7.49	7.07	6.84	6.25	5.77
Small business	7.10	6.67	6.43	6.18	6.01

Total commercial	7.30	6.87	6.50	6.07	5.76

Consumer:
Automobile loans	6.48	6.40	6.26	6.44	6.57
Automobile leases	5.01	4.97	4.98	4.94	4.91

Automobile loans and leases	5.74	5.65	5.57	5.63	5.67
Home equity	7.72	7.10	7.03	6.60	6.24
Residential mortgage	5.39	5.34	5.31	5.23	5.18
Other loans	6.83	6.39	5.98	5.92	6.22

Total consumer	6.35	6.08	6.00	5.85	5.74

Total loans and leases	6.79	6.43	6.22	5.94	5.75

Total earning assets	6.55%	6.21%	6.01%	5.72%	5.52%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	2.62	2.44	2.12	1.87	1.64
Savings and other domestic time deposits	1.59	1.49	1.44	1.39	1.34
Certificates of deposit less than $100,000	4.05	3.83	3.70	3.58	3.49

Total core deposits	2.83	2.61	2.36	2.15	1.94
Domestic time deposits of $100,000 or more	4.67	4.33	3.90	3.60	3.27
Brokered deposits and negotiable CDs	5.12	4.69	4.20	3.66	3.25
Deposits in foreign offices	2.68	2.62	2.66	2.28	1.95

Total deposits	3.34	3.07	2.79	2.52	2.26
Short-term borrowings	4.12	3.57	3.11	2.74	2.16
Federal Home Loan Bank advances	4.34	3.99	3.37	3.08	3.02
Subordinated notes and other long-term debt	5.67	5.22	4.72	4.20	3.91

Total interest bearing liabilities	3.74%	3.43%	3.12%	2.82%	2.56%

Net interest rate spread	2.81%	2.78%	2.89%	2.90%	2.96%
Impact of non-interest bearing funds on margin	0.53	0.54	0.45	0.41	0.40

Net interest margin	3.34%	3.32%	3.34%	3.31%	3.36%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2006 First Six Months versus 2005 First Six Months
     Fully taxable equivalent net interest income increased $30.8 million, or 6% ($23.6 million merger-related), from the year-ago six-month period. Earning assets grew $1.9 billion, or 7%, and the fully taxable equivalent net interest margin declined one basis points to 3.33%. Average total loans and leases increased $1.4 billion, or 6% ($1.1 billion merger-related). This primarily reflected growth in commercial loans, residential mortgages, and home equity loans, partly offset by a decline in total average automobile loans and leases as we continued to sell a portion of that production.
     Average total commercial loans increased $1.0 billion, or 9% ($0.5 billion merger-related), from the year-ago six-month period. The $1.0 billion growth reflected a $0.5 billion, or 10%, increase in average middle market C&I loans, a $0.4 billion, or 11%, increase in average commercial real estate loans, and a $0.1 billion, or 4%, increase in average small business loans.
     Average residential mortgages increased $0.5 billion, or 12% ($0.3 billion merger-related). Average home equity loans increased $0.2 billion, or 4%, ($0.1 billion merger-related).
     Compared with the year-ago six-month period, average total automobile loans and leases decreased $0.3 billion, or 7%, with Unizan having no material impact. The decrease reflected the combination of two factors: (1) historically low production levels over this period due to low consumer demand and competitive pricing, and (2) sales of automobile loans as we continued selling a portion of current loan production. Average operating lease assets declined $0.3 billion, or 62%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was 16% of total loans and leases and operating lease assets, down from 19% a year ago.
     Average total investment securities increased $0.7 billion from the 2005 first six-month period, attributed in part to the securities purchased in the 2006 first quarter related to Unizan.
     Average total core deposits in the 2006 first six-month period increased $1.4 billion, or 8% ($1.0 billion merger-related), from the comparable year-ago period. Most of the $1.4 billion increase in average core deposits reflected a $1.6 billion increase ($0.4 billion merger-related) in average certificates of deposit less than $100,000, with the remaining $1.2 billion of growth resulting from customer demand for higher, fixed rate deposit products. Average savings and other domestic time deposits declined $0.2 billion, or 5%. Outflows from these accounts and into higher rate products, such as certificates of deposit less than $100,000, were greater than the $0.3 billion impact from savings account balances acquired in the Unizan merger. Average non-interest bearing demand deposits were up $0.2 billion, or 5%. Average interest-bearing demand deposits declined $0.1 billion, or 2%, despite a $0.2 billion impact of average interest-bearing demand deposits acquired in the Unizan merger.

Table 6 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Six Months Ending June 30,		Change		Six Months Ending June 30,
(in millions of dollars)	2006	2005	Amount	Percent	2006	2005

Assets
Interest bearing deposits in banks	$55	$54	$1	1.9%	3.93%	1.67%
Trading account securities	83	218	(135)	(61.9)	5.33	4.03
Federal funds sold and securities purchased under resale agreements	243	349	(106)	(30.4)	4.56	2.49
Loans held for sale	281	240	41	17.1	6.08	5.83
Investment securities:
Taxable	4,317	3,759	558	14.8	5.17	3.99
Tax-exempt	552	410	142	34.6	6.77	6.75

Total investment securities	4,869	4,169	700	16.8	5.35	4.26
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	5,300	4,806	494	10.3	7.03	5.34
Middle market commercial real estate:
Construction	1,348	1,659	(311)	(18.7)	7.76	5.79
Commercial	2,612	1,894	718	37.9	7.04	5.38

Middle market commercial real estate	3,960	3,553			7.28	5.57
Small business	2,290	2,207	83	3.8	6.90	5.91

Total commercial	11,550	10,566	984	9.3	7.09	5.54

Consumer:
Automobile loans	2,019	2,038	(19)	(0.9)	6.44	6.70
Automobile leases	2,157	2,465	(308)	(12.5)	4.99	4.91

Automobile loans and leases	4,176	4,503	(327)	(7.3)	5.69	5.72
Home equity	4,784	4,603	181	3.9	7.41	6.01
Residential mortgage	4,468	4,000	468	11.7	5.37	5.16
Other loans	596	486	110	22.6	6.61	6.32

Total consumer	14,024	13,592	432	3.2	6.22	5.67

Total loans and leases	25,574	24,158	1,416	5.9	6.61	5.62

Allowance for loan and lease losses	(288)	(276)	(12)	4.3

Net loans and leases	25,286	23,882	1,404	5.9

Total earning assets	31,105	29,188	1,917	6.6	6.38%	5.37%

Operating lease assets	176	469	(293)	(62.5)
Cash and due from banks	798	887	(89)	(10.0)
Intangible assets	500	218	282	N.M.
All other assets	2,309	2,115	194	9.2

Total Assets	$34,600	$32,601	$1,999	6.1%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,515	$3,333	$182	5.5%	—%	—%
Demand deposits — interest bearing	7,671	7,800	(129)	(1.7)	2.54	1.54
Savings and other domestic time deposits	3,101	3,274	(173)	(5.3)	1.54	1.30
Certificates of deposit less than $100,000	4,141	2,609	1,532	58.7	3.95	3.46

Total core deposits	18,428	17,016	1,412	8.3	2.72	1.85
Domestic time deposits of $100,000 or more	1,609	1,249	360	28.8	4.51	3.10
Brokered deposits and negotiable CDs	3,203	2,987	216	7.2	4.91	3.05
Deposits in foreign offices	469	438	31	7.1	2.65	1.69

Total deposits	23,709	21,690	2,019	9.3	3.21	2.13
Short-term borrowings	1,856	1,240	616	49.7	3.87	1.91
Federal Home Loan Bank advances	1,505	1,166	339	29.1	4.17	2.96
Subordinated notes and other long-term debt	3,392	4,308	(916)	(21.3)	5.44	3.64

Total interest bearing liabilities	26,947	25,071	1,876	7.5	3.59	2.42

All other liabilities	1,275	1,624	(349)	(21.5)
Shareholders’ equity	2,863	2,573	290	11.3

Total Liabilities and Shareholders’ Equity	$34,600	$32,601	$1,999	6.1%

Net interest rate spread					2.79	2.95
Impact of non-interest bearing funds on margin					0.54	0.39

Net interest margin					3.33%	3.34%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Factors 1, 3, and 6, and the Credit Risk section.)
          The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments and letters of credit (AULC) at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments.
          The provision for credit losses in the 2006 second quarter was $15.7 million, up $2.8 million from the year-ago quarter but down $3.8 million from the 2006 first quarter. For the first six months of 2006, the provision for credit losses was $35.3 million, up $2.5 million from the comparable year-ago period.
Non-Interest Income
(This section should be read in conjunction with Significant Factors 1, 2, 3, and 6.)
          Table 7 reflects non-interest income detail for each of the past five quarters and for the first six months of 2006 and 2005.
Table 7 — Non-Interest Income

	2006		2005			2Q06 vs 2Q05
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Service charges on deposit accounts	$47,225	$41,222	$42,083	$44,817	$41,516	$5,709	13.8%
Trust services	22,676	21,278	20,425	19,671	19,113	3,563	18.6
Brokerage and insurance income	14,345	15,193	13,101	13,948	13,544	801	5.9
Bank owned life insurance income	10,604	10,242	10,389	10,104	10,139	465	4.6
Other service charges and fees	13,072	11,509	11,488	11,449	11,252	1,820	16.2
Mortgage banking income (loss)	20,355	17,832	10,909	21,116	(2,376)	22,731	N.M.
Securities gains (losses)	(35)	(20)	(8,770)	101	(343)	308	89.8
Gains on sales of automobile loans	532	448	455	502	254	278	N.M.
Other income	19,394	22,440	22,900	9,770	24,974	(5,580)	(22.3)

Sub-total before operating lease income	148,168	140,144	122,980	131,478	118,073	30,095	25.5
Operating lease income	14,851	19,390	24,342	29,262	38,097	(23,246)	(61.0)

Total non-interest income	$163,019	$159,534	$147,322	$160,740	$156,170	$6,849	4.4%

	Six Months Ended June 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Service charges on deposit accounts	$88,447	$80,934	$7,513	9.3%
Trust services	43,954	37,309	6,645	17.8
Brokerage and insurance income	29,538	26,570	2,968	11.2
Bank owned life insurance income	20,846	20,243	603	3.0
Other service charges and fees	24,581	21,411	3,170	14.8
Mortgage banking income	38,187	9,685	28,502	N.M.
Securities gains (losses)	(55)	614	(669)	N.M.
Gains on sales of automobile loans	980	254	726	N.M.
Other income	41,834	42,371	(537)	(1.3)

Sub-total before operating lease income	288,312	239,391	48,921	20.4
Operating lease income	34,241	84,829	(50,588)	(59.6)

Total non-interest income	$322,553	$324,220	$(1,667)	(0.5)%

N.M., not a meaningful value.
          Table 8 details mortgage banking income and the net impact of MSR hedging activity. We record MSR valuation changes in mortgage banking income, whereas MSR hedge-related trading activity was recorded in other non-interest income, as well as in net interest income. Striking a mortgage banking income sub-total before MSR valuation adjustments provides a clearer understanding of the underlying trends in mortgage banking income associated with the primary business activities of origination, sales, and servicing. The net impact of MSR hedging analysis shows all of the MSR valuation changes and related hedging activity so that the net impact can be more easily seen, especially since the components are recorded in different income statement line items.
          Mortgage banking income and the net impact of MSR hedging activities for each of the past five quarters and for the first six months of 2006 and 2005, was as follows:

Table 8 — Mortgage Banking Income and Net Impact of MSR Hedging

	2006		2005			2Q06 vs 2Q05
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Mortgage Banking Income
Origination fees	$2,177	$1,977	$1,979	$3,037	$3,066	$(889)	(29.0)%
Secondary marketing	4,914	2,022	3,346	3,408	1,749	3,165	N.M.
Servicing fees	5,995	5,925	5,791	5,532	5,464	531	9.7
Amortization of capitalized servicing (4)	(3,293)	(3,532)	(3,785)	(4,626)	(5,187)	1,894	36.5
Other mortgage banking income	2,280	2,227	3,193	3,308	2,763	(483)	(17.5)

Sub-total	12,073	8,619	10,524	10,659	7,855	4,218	53.7
MSR valuation adjustment (3) (4)	8,281	9,213	385	10,457	(10,231)	18,512	N.M.

Total mortgage banking income (loss)	$20,354	$17,832	$10,909	$21,116	$(2,376)	$22,730	N.M.	%

Capitalized mortgage servicing rights (1)	$136,244	$123,257	$91,259	$85,940	$71,150	$65,094	91.5%
MSR allowance (1)	—	—	(404)	(789)	(11,246)	11,246	N.M.
Total mortgages serviced for others (1) (3)	7,725,000	7,585,000	7,276,000	7,081,000	6,951,000	774,000	11.1
MSR % of investor servicing portfolio	1.76%	1.63%	1.25%	1.21%	1.02%	0.74%	72.5

Net Impact of MSR Hedging

MSR valuation adjustment (3)	$8,281	$9,213	$385	$10,457	$(10,231)	$18,512	N.M.	%
Net trading gains (losses) related to MSR hedging (2)	(6,739)	(4,638)	(2,091)	(12,831)	5,727	(12,466)	N.M.
Net interest income related to MSR hedging	—	—	109	233	512	512)	N.M.

Net impact of MSR hedging	$1,542	$4,575	$(1,597)	$(2,141)	$(3,992)	$5,534	N.M.	%

	Six Months Ended June 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Mortgage Banking Income
Origination fees	$4,154	$5,765	$(1,611)	(27.9)%
Secondary marketing	6,936	4,232	2,704	63.9
Servicing fees	11,920	10,858	1,062	9.8
Amortization of capitalized servicing (4)	(6,825)	(9,948)	3,123	(31.4)
Other mortgage banking income	4,507	5,249	(742)	(14.1)

Sub-total	20,692	16,156	4,536	28.1
MSR valuation adjustment (3) (4)	17,494	(6,471)	23,965	N.M.

Total mortgage banking income (loss)	$38,186	$9,685	$28,501	N.M. %

Capitalized mortgage servicing rights (1)	$136,244	$71,150	$65,094	91.5%
MSR allowance (1)	—	(11,246)	11,246	N.M.
Total mortgages serviced for others (1) (3)	7,725,000	6,951,00	0 774,000	11.1
MSR % of investor servicing portfolio	1.76%	1.02%	0.74%	72.5

Net Impact of MSR Hedging

MSR valuation adjustment (3)	$17,494	$(6,471)	$23,965	N.M. %
Net trading gains (losses) related to MSR hedging (2)	(11,377)	1,545	(12,922)	N.M.
Net interest income related to MSR hedging	—	1,346	(1,346)	N.M.

Net impact of MSR hedging	$6,117	$(3,580)	$9,697	N.M. %

N.M., not a meaningful value.

(1)	At period end.

(2)	Included in other non-interest income.

(3)	The first quarter of 2006 reflects the adoption of Statement No. 156, which records MSRs at fair value. Prior periods reflect temporary impairment or recovery, based on accounting for MSRs at the lower of cost or market.

(4)	The change in fair value for the period presented in footnote 5 included both the MSR valuation adjustment and amortization of capitalized servicing.

2006 Second Quarter versus 2005 Second Quarter
          Non-interest income increased $6.8 million, or 4%, from the year-ago quarter, despite a $23.2 million decline in operating lease income. That portfolio continued to run off since no automobile operating leases have been originated since April 2002. Non-interest income before operating lease income increased $30.1 million, or 25%, of which $7.2 million was merger-related. The drivers of the $30.1 million increase included:
•	$22.7 million increase ($0.3 million merger-related) in mortgage banking income, reflecting an $18.5 million positive impact of MSR valuation adjustments as well as higher secondary marketing income in the current quarter.

•	$5.7 million, or 14% ($1.6 million merger-related), increase in service charges on deposit accounts, reflecting a $4.7 million, or 18%, increase in personal service charges, primarily NSF/OD, and a $1.0 million, or 6%, increase in commercial service charge income.

•	$3.6 million, or 19% ($1.7 million merger-related), increase in trust services income, reflecting (1) a $2.0 million increase in higher personal trust income, mostly merger-related, as managed assets increased 19%, (2) a $0.9 million increase in Huntington Fund fees reflecting 17% managed asset growth, and (3) a $0.6 million increase in institutional trust income due to higher servicing fees with less than one-third of the growth being merger-related.

•	$1.8 million, or 16% ($0.3 million merger-related) increase in other service charges and fees, reflecting a $1.4 million, or 18%, increase in fees generated by higher debit card volume.

•	$0.8 million, or 6% ($0.5 million merger-related), increase in brokerage and insurance income, reflecting higher brokerage income including a $1.3 million, or 21%, increase in annuity fee income as annuity sales volume increased 16%.
Partially offset by:
•	$5.6 million, or 22%, decline in other income, reflecting a $12.5 million negative impact in MSR hedge-related trading activities as the current quarter included a $6.7 million trading loss compared with a $5.7 million trading gain in the year-ago quarter. This negative impact was partially offset by a $3.0 million positive impact from higher equity investment gains, as well as a $2.1 million merger-related increase.
2006 Second Quarter versus 2006 First Quarter
          Non-interest income increased $3.5 million, or 2%, from the 2006 first quarter. However, excluding the impact of a $4.5 million decline in operating lease income as that portfolio continued to run off, non-interest income before operating lease income increased $8.0 million, or 6% ($4.8 million merger-related). Contributing to the $8.0 million increase was:
•	$6.0 million, or 15% ($1.1 million merger-related), increase in service charges on deposit accounts. This reflected a $4.7 million, or 18%, increase in personal service charges, primarily NSF/OD, and a $1.3 million, or 8%, increase in commercial service charges.

•	$2.5 million, or 14% ($0.2 million merger-related), increase in mortgage banking income, reflecting a $2.9 million increase in secondary marketing income.

•	$1.6 million, or 14% ($0.2 million merger-related), increase in other service charges and fees reflecting an increase in debit card fees.

•	$1.4 million, or 7% ($1.1 million merger-related), increase in trust services income, reflecting (1) $0.8 million increase in personal trust income, all merger-related, (2) $0.3 million increase in Huntington Fund fees due to 3% growth in managed assets, and (3) $0.2 million increase in institutional trust servicing fees, primarily merger-related.
Partially offset by:
•	$3.0 million, or 14%, decline in other income, primarily reflecting the negative impact of a $2.1 million increase in MSR hedge-related trading losses, $1.5 million decline in other capital market-related income, and losses from low income housing tax credit investments in the current quarter, which were only partially offset by the benefit from a $1.4 million merger-related increase.

•	$0.8 million, or 6%, decline in brokerage and insurance income despite a $0.3 million positive merger-related impact, due primarily to lower insurance income, reflecting lower sales of an automobile loan insurance product.
2006 First Six Months versus 2005 First Six Months
          Non-interest income declined $1.7 million from the year-ago six-month period, reflecting a $50.6 million decline in operating lease income. Non-interest income before operating lease income increased $48.9 million, or 20% ($9.6 million merger-related). The drivers of the $48.9 million increase included:
•	$28.5 million increase ($0.3 million merger-related) in mortgage banking income, reflecting a $17.5 million positive impact of MSR valuation adjustments for the first six months of 2006, and a $6.5 million MSR temporary impairment in the year-ago period before hedge-related trading activity, as well as the positive impact of lower amortization of capitalized servicing and higher secondary marketing income.

•	$7.5 million, or 9% ($2.1 million merger-related), increase in service charges on deposit accounts, reflecting a $7.1 million, or 14%, increase in personal service charges, primarily NSF/OD and volume related.

•	$6.6 million, or 18% ($2.2 million merger-related), increase in trust services income, reflecting (1) a $3.3 million increase in higher personal trust income, (2) a $1.9 million increase in Huntington Fund fees, and (3) a $1.2 million increase in institutional trust income.

•	$3.2 million, or 15% ($0.4 million merger-related), increase in other service charges and fees, reflecting a $2.6 million, or 17%, increase in fees generated by higher debit card volume.

•	$3.0 million, or 11% ($0.6 million merger-related), increase in brokerage and insurance income, reflecting higher brokerage income including a $2.5 million, or 13%, increase in annuity fee income.

Non-Interest Expense
(This section should be read in conjunction with Significant Factors 1, 3, 5, and 6.)
          Table 9 reflects non-interest expense detail for each of the last five quarters and for the first six months of 2006 and 2005.
Table 9 — Non-Interest Expense

	2006		2005			2Q06 vs 2Q05
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Salaries	$107,249	$101,458	$91,858	$93,209	$98,283	$8,96	6 9.1%
Benefits	30,655	30,099	24,253	24,267	25,807	4,84	8 18.8

Personnel costs	137,904	131,557	116,111	117,476	124,090	13,814	11.1%
Net occupancy	17,927	17,966	17,940	16,653	17,257	670	3.9
Outside data processing and other services	19,569	19,851	19,693	18,062	18,113	1,456	8.0
Equipment	18,009	16,503	16,093	15,531	15,637	2,372	15.2
Professional services	6,292	5,365	7,440	8,323	9,347	(3,055)	(32.7)
Marketing	10,374	7,301	7,145	6,364	6,934	3,440	49.6
Telecommunications	4,990	4,825	4,453	4,512	4,801	189	3.9
Printing and supplies	3,764	3,074	3,084	3,102	3,293	471	14.3
Amortization of intangibles	2,992	1,075	218	203	204	2,788	N.M.
Other expense	19,734	16,291	19,452	20,003	19,581	153	0.8

Sub-total before operating lease expense	241,555	223,808	211,629	210,229	219,257	22,298	10.2
Operating lease expense	10,804	14,607	18,726	22,823	28,879	(18,075)	(62.6)

Total non-interest expense	$252,359	$238,415	$230,355	$233,052	$248,136	$4,223	1.7%

	Six Months Ended June 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Salaries	$208,707	$194,522	$14,185	7.3%
Benefits	60,754	53,549	7,205	13.5

Personnel costs	269,461	248,071	21,390	8.6
Net occupancy	35,893	36,499	(606)	(1.7)
Outside data processing and other services	39,420	36,883	2,537	6.9
Equipment	34,512	31,500	3,012	9.6
Professional services	11,657	18,806	(7,149)	(38.0)
Marketing	17,675	12,770	4,905	38.4
Telecommunications	9,815	9,683	132	1.4
Printing and supplies	6,838	6,387	451	7.1
Amortization of intangibles	4,067	408	3,659	N.M.
Other expense	36,025	38,579	(2,554)	(6.6)

Sub-total before operating lease expense	465,363	439,586	25,777	5.9
Operating lease expense	25,411	66,827	(41,416)	(62.0)

Total non-interest expense	490,774	506,413	$(15,639)	(3.1)%

N.M., not a meaningful value.
2006 Second Quarter versus 2005 Second Quarter
          Non-interest expense increased $4.2 million, or 2%, from the year-ago quarter, despite an $18.1 million decline in operating lease expense as that portfolio continued to run off. Non-interest expense before operating lease expense increased $22.3 million, or 10%, from the year-ago quarter, with $20.6 million attributable to Unizan ($18.0 merger-related plus $2.6 million of merger costs). The primary drivers of the $22.3 million increase were:
•	$13.8 million, or 11%, increase in personnel expense with Unizan contributing $8.4 million of the increase ($7.7 million merger-related plus $0.7 million of merger costs). The remaining increase of $5.3 million reflected an increase of $4.3 million due to the expensing of stock options, which began in 2006, and the annual merit increases for exempt employees, partially offset by personnel expense synergies resulting from the Unizan merger.

•	$3.4 million, or 50%, higher marketing expense with Unizan contributing $0.9 million of the increase ($0.3 million merger-related plus $0.6 million of merger costs), due primarily to television commercial advertising, including up-front development costs incurred during the quarter.

•	$2.8 million increase in the amortization of intangibles, all merger-related.

•	$2.4 million, or 15%, increase in equipment expense with Unizan contributing $0.6 million of the increase, primarily merger-related, reflecting higher depreciation expense.

•	$1.5 million, or 8%, increase in outside data processing and other services with Unizan contributing $1.2 million of the increase ($0.5 million merger-related plus $0.7 million of merger costs), reflecting higher debit card processing expense.
Partially offset by:
•	$3.1 million, or 33%, decline in professional services. Though Unizan added $1.6 million to current period expense ($1.5 million merger-related plus $0.1 million of merger costs), this was more than offset by lower consulting expense as the year-ago quarter included SEC and regulatory-related expenses, as well as other consulting costs.
2006 Second Quarter versus 2006 First Quarter
               Non-interest expense increased $13.9 million, or 6%, from the 2006 first quarter despite a $3.8 million decline in operating lease expense as that portfolio continued to run off. Non-interest expense before operating lease expense increased $17.7 million, or 8%, with $13.6 million attributable to Unizan ($12.0 million merger-related and $1.6 million of merger-costs). The primary drivers of the $17.7 million increase included:
•	$6.3 million, or 5%, increase in personnel costs with Unizan contributing $5.7 million of the increase ($5.2 million merger-related plus $0.5 million of merger costs). The remaining increase of $0.6 million reflected an increase due to annual merit increases for exempt employees effective March 1, partially offset by personnel expense synergies resulting from the Unizan merger.

•	$3.4 million, or 21%, increase in other expense with Unizan contributing $2.1 million of the increase, primarily merger-related.

•	$3.1 million, or 42%, higher marketing expense with Unizan contributing $0.6 million of the increase ($0.2 million merger-related plus $0.4 million of merger costs), due to television commercial costs.

•	$1.9 million increase in amortization of intangibles, all merger-related.

•	$1.5 million, or 9%, increase in equipment expense with Unizan contributing $0.4 million of the increase, primarily merger-related, reflecting higher depreciation expense associated with the upgrade of a number of operating and administrative systems.
2006 First Six Months versus 2005 First Six Months
               Non-interest expense decreased $15.6 million, or 3%, from the year-ago six-month period, reflecting a $41.4 million decline in operating lease expense as that portfolio continued to run off. Non-interest expense before operating lease expense increased $25.8 million, or 6%, with $27.5 million attributable to Unizan ($23.9 million merger-related plus $3.7 million of merger costs). The primary drivers of the $25.8 million increase were:
•	$21.4 million, or 9%, increase in personnel expense with Unizan contributing $11.2 million of the increase ($10.3 million merger-related plus $0.9 million of merger costs). The remaining increase of $10.2 million reflected an increase of $8.5 million due to the expensing of stock options, which began in 2006, and the annual merit increases for exempt employees, partially offset by personnel expense synergies resulting from the Unizan merger.

•	$4.9 million, or 38%, higher marketing expense with Unizan contributing $1.1 million of the increase ($0.4 million merger-related plus $0.7 million of merger costs), due primarily to 2006 second quarter television commercial advertising, including up-front development costs incurred in the period.

•	$3.7 million increase in the amortization of intangibles, all merger-related.

•	$3.0 million, or 10%, increase in equipment expense with Unizan contributing $0.7 million of the increase, primarily merger-related, reflecting higher depreciation expense.

•	$2.5 million, or 7%, increase in outside data processing and other services with Unizan contributing $2.0 million of the increase ($0.7 million merger-related plus $1.3 million of merger costs), reflecting outside contract programming and debit card processing expense.
Partially offset by:
•	$7.1 million, or 38%, decline in professional services. Though Unizan added $2.1 million to 2006 six-month expense ($2.0 million merger-related plus $0.1 million of merger costs), this was more than offset by lower consulting expense as the year-ago period included $3.7 million of SEC and regulatory-related expenses, as well as a $3.6 million decline in other consulting and collections costs.
•	$2.6 million, or 7%, decline in other expenses despite the addition of $4.1 million of merger-related expenses. Reductions in other expense were recorded in lease residual value insurance (due to lower volumes), minority interest expense, OREO expenses, and franchise taxes.
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
               Operating lease assets performance for each of the last five quarters and for the first six months of 2006 and 2005 was as follows:

Table 10 — Operating Lease Performance

	2006		2005			2Q06 vs 2Q05
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$151,527	$199,998	$245,346	$308,952	$408,798	$(257,271)	(62.9)%

Income Statement:
Net rental income	$13,386	$17,515	$21,674	$26,729	$34,562	$(21,176)	(61.3)%
Fees	669	732	1,482	1,419	1,773	(1,104)	(62.3)
Recoveries — early terminations	796	1,143	1,186	1,114	1,762	(966)	(54.8)

Total operating lease income	14,851	19,390	24,342	29,262	38,097	(23,246)	(61.0)

Depreciation and residual losses at termination	10,229	13,437	17,223	20,856	26,560	(16,331)	(61.5)
Losses — early terminations	575	1,170	1,503	1,967	2,319	(1,744)	(75.2)

Total operating lease expense	10,804	14,607	18,726	22,823	28,879	(18,075)	(62.6)

Net earnings contribution	$4,047	$4,783	$5,616	$6,439	$9,218	$(5,171)	(56.1)%

Earnings ratios (1)
Net rental income	35.3%	35.0%	35.3%	34.6%	33.8%	1.5%	4.4%
Depreciation and residual losses at termination	27.0	26.9	28.1	27.0	26.0	1.0	3.8

	Six Months Ended June 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Balance Sheet:
Average operating lease assets outstanding	$175,629	$468,688	$(293,059)	(62.5)%

Income Statement:
Net rental income	$30,901	$78,116	$(47,215)	(60.4)%
Fees	1,401	3,630	(2,229)	(61.4)
Recoveries — early termin tions	1,939	3,083	(1,144)	(37.1)

Total operating lease income	34,241	84,829	(50,588)	(59.6)

Depreciation and residual losses at termination	23,666	61,263	(37,597)	(61.4)
Losses — early terminations	1,745	5,564	(3,819)	(68.6)

Total operating lease expense	25,411	66,827	(41,416)	(62.0)

Net earnings contribution	$8,830	$18,002	$(9,172)	(50.9)%

Earnings ratios (1)
Net rental income	35.2%	33.3%	1.9%	5.7%
Depreciation and residual losses at termination	26.9	26.1	0.8	3.1

(1)	As a percent of average operating lease assets, annualized.

2006 Second Quarter versus 2005 Second Quarter and 2006 First Quarter
     Average operating lease assets in the 2006 second quarter were $0.2 billion, down $0.3 billion, or 63%, from the year-ago quarter and down 24% from the 2006 first quarter. This reflected the continued run-off of this portfolio as no new automobile operating leases have been originated since April 2002, and operating lease asset balances will continue to decline through both depreciation and lease terminations. (For a discussion of operating lease accounting, residual value loss determination, and related residual value insurance, see Note 1, Significant Accounting Policies and the Lease Residual Risk section of the Company’s 2005 Form 10-K.)
     Reflecting the continued run-off of automobile operating lease assets, the net earnings contribution from operating lease assets was $4.0 million in the 2006 second quarter, down $5.2 million, or 56%, from the year-ago quarter and down $0.7 million, or 15%, from the 2006 first quarter.
     Operating lease income, which totaled $14.9 million in the 2006 second quarter, represented 9% of total non-interest income in the quarter. Operating lease income was down $23.2 million, or 61%, from the year-ago quarter and $4.5 million, or 23%, from the 2006 first quarter, reflecting the declines in average operating lease assets. Net rental income was down 61% and 24%, respectively, from the year-ago and 2006 first quarters. Fees declined 62% from the year-ago quarter and 9% from the prior quarter. Recoveries from early terminations decreased 55% from the year-ago quarter and 30% from the 2006 first quarter.
     Operating lease expense totaled $10.8 million and represented 4% of total non-interest expense in the current quarter. Operating lease expense was down $18.1 million, or 63%, from the year-ago quarter and down $3.8 million, or 26%, from the 2006 first quarter. Losses on early terminations, which are included in total operating lease expense, declined 75% from the year-ago quarter and 51% from the prior quarter.
2006 First Six Months versus 2005 First Six Months
     Average operating lease assets in the 2006 first six-month period were $0.2 billion, down $0.3 billion, or 62% from the comparable year-ago period as this portfolio continued to run-off. Reflecting this decline in average operating lease assets, the net earnings contribution from operating lease assets was $8.8 million in the 2006 first six-month period, down $9.2 million, or 51%, from the comparable year-ago period.
     Operating lease income, which totaled $34.2 million for the 2006 first six-month period, represented 11% of total non-interest income, and was down $50.6 million, or 60%, from the comparable year-ago period. Net rental income was down $47.2 million, or 60%. Fees declined $2.2 million, or 61%, from the comparable year-ago period. Recoveries from early terminations were down 37% from the year-ago period. Operating lease expense totaled $25.4 million, down $41.4 million, or 62%, from the comparable year-ago six-month period.
Provision for Income Taxes
(This section should be read in conjunction with Significant Factor 4.)
     The provision for income taxes in the 2006 second quarter was $45.5 million and represented an effective tax rate on income before taxes of 29.0%. The provision for income taxes increased $14.9 million from the year-ago quarter, primarily due to an increase in pre-tax earnings and the recognition of the effect of federal tax refunds on income tax expense in the 2005 second quarter. The effective tax rate in the year-ago quarter was 22.3%, and included the after tax positive impact on net income due to a federal tax loss carryback.
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
     The Internal Revenue Service is currently examining our federal tax returns for the years 2002 and 2003 and the 2003 federal income tax return for Unizan. In addition, we are subject to ongoing tax examinations in various jurisdictions. We believe that the resolution of these examinations will not have a significant adverse impact on our consolidated financial position or results of operations.

RISK MANAGEMENT AND CAPITAL
     Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. Credit risk is the risk of loss due to adverse changes in the borrower’s ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, residual values, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. Operational risk arises from the inherent day-to-day operations of the company that could result in losses due to human error, inadequate or failed internal systems and controls, and external events.
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
     The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to accurately assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they do occur, and provide for effective problem asset management and resolution.
Credit Exposure Mix
(This section should be read in conjunction with Significant Factors 3 and 6.)
     An overall corporate objective is to avoid undue portfolio concentrations. As shown in Table 11, at June 30, 2006, total credit exposure was $26.5 billion. Of this amount, $14.3 billion, or 54%, represented total consumer loans and leases, $12.0 billion, or 45%, represented total commercial loans and leases, and $0.1 billion, or less than 1%, represented operating lease assets.

Table 11 — Credit Exposure Composition

	2006				2005
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
	(Unaudited)		(Unaudited)				(Unaudited)		(Unaudited)
By Type
Commercial:
Middle market commercial and industrial	$5,595,454	21.1%	$5,288,710	20.1%	$5,084,244	20.6%	$4,856,608	19.6%	$4,947,640	19.9%
Middle market commercial real estate:
Construction	1,173,454	4.4	1,366,890	5.2	1,521,897	6.2	1,770,543	7.1	1,692,748	6.8
Commercial	2,731,684	10.3	3,046,368	11.6	2,015,498	8.2	1,933,610	7.8	1,948,195	7.8

Middle market commercial real estate	3,905,138	14.7	4,413,258	16.8	3,537,395	14.4	3,704,153	14.9	3,640,943	14.6
Small business	2,531,176	9.6	2,116,063	8.1	2,223,740	9.1	2,112,171	8.5	2,136,685	8.7

Total commercial	12,031,768	45.4	11,818,031	45.0	10,845,379	44.1	10,672,932	43.0	10,725,268	43.2

Consumer:
Automobile loans	2,059,836	7.8	2,053,777	7.8	1,985,304	8.0	2,063,285	8.3	2,045,771	8.2
Automobile leases	2,042,215	7.7	2,154,883	8.2	2,289,015	9.3	2,381,004	9.6	2,458,432	9.9
Home equity	4,888,958	18.5	4,816,196	18.3	4,638,841	18.8	4,684,904	18.9	4,683,577	18.8
Residential mortgage	4,739,814	17.9	4,604,705	17.5	4,193,139	17.0	4,180,350	16.9	4,152,203	16.7
Other loans	591,990	2.2	697,997	2.5	520,488	1.9	513,812	2.2	501,897	1.8

Total consumer	14,322,813	54.1	14,327,558	54.3	13,626,787	55.0	13,823,355	55.9	13,841,880	55.4

Total loans and direct financing leases	$26,354,581	99.5	$26,145,589	99.3	$24,472,166	99.1	$24,496,287	98.9	$24,567,148	98.6

Operating lease assets	131,943	0.5	174,839	0.7	229,077	0.9	274,190	1.1	353,678	1.4

Total credit exposure	$26,486,524	100.0%	$26,320,428	100.0%	$24,701,243	100.0%	$24,770,477	100.0%	$24,920,826	100.0%

Total automobile exposure (1)	$4,233,994	16.0%	$4,383,499	16.7%	$4,503,396	18.2%	$4,718,479	19.0%	$4,857,881	19.5%

By Business Segment (2)
Regional Banking:
Central Ohio	$3,598,342	13.6%	$3,360,201	12.8%	$3,150,394	12.8%	$3,233,382	13.1%	$3,154,443	12.7%
Northern Ohio	2,660,450	10.0	2,552,570	9.7	2,522,854	10.2	2,580,925	10.4	2,533,670	10.2
Southern Ohio / Kentucky	2,195,013	8.3	2,121,870	8.1	2,037,190	8.2	2,059,649	8.3	2,100,446	8.4
Eastern Ohio (4) (5)	1,416,505	5.3	1,825,985	6.9	369,870	1.5	372,124	1.5	383,366	1.5
West Michigan	2,397,525	9.1	2,372,563	9.0	2,363,162	9.6	2,369,800	9.6	2,386,311	9.6
East Michigan	1,597,741	6.0	1,536,284	5.8	1,573,413	6.4	1,530,081	6.2	1,495,277	6.0
West Virginia	1,053,464	4.0	968,333	3.7	970,953	3.9	948,847	3.8	918,612	3.7
Indiana	953,776	3.6	977,589	3.7	1,025,807	4.2	958,119	3.9	1,037,983	4.2
Mortgage and equipment leasing groups	3,637,546	13.8	3,525,564	13.4	3,533,535	14.2	3,504,796	14.1	3,447,249	13.8

Regional Banking	19,510,362	73.7	19,240,959	73.1	17,547,178	71.0	17,557,723	70.9	17,457,357	70.1
Dealer Sales (3)	5,167,300	19.5	5,347,051	20.3	5,429,997	22.0	5,492,235	22.2	5,761,321	23.1
Private Financial and Capital Markets Group	1,808,862	6.8	1,732,418	6.6	1,724,068	7.0	1,720,519	6.9	1,702,148	6.8

Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$26,486,524	100.0%	$26,320,428	100.0%	$24,701,243	100.0%	$24,770,477	100.0%	$24,920,826	100.0%

(1)	Sum of automobile loans and leases and automobile operating lease assets.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(3)	Includes operating lease inventory.

(4)	Periods prior to 2006 include certain banking offices previously reported in Northern Ohio.

(5)	The decline from the first quarter of 2006 is primarily the result of the Unizan system conversion and the classification of certain commercial loans.

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

     Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt/income ratios, and loan-to-value ratios. We offer closed-end, home equity loans with a fixed rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At June 30, 2006, we had $1.4 billion of home equity loans and $3.5 billion of home equity lines of credit. The average loan-to-value ratio of our home equity portfolio (both loans and lines) was 80% at June 30, 2006. We do not originate home equity loans or lines that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.” Home equity loans are generally fixed-rate with periodic principal and interest payments. We originated $179 million of home equity loans in the second quarter 2006 with a weighted average loan-to-value ratio of 64% and a weighted average FICO score of 739. Home equity lines of credit generally have variable-rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the second quarter of 2006, we originated $437 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 75% and a weighted average FICO score of 742.
     At June 30, 2006, we had $4.7 billion of residential real estate loans. Adjustable-rate mortgages, primarily mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually, comprised 65% of this portfolio. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs,” i.e., can be adjustable rate at the option of the customer. Interest-only loans comprised $0.9 billion of residential real estate loans at June 30, 2006. Interest only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation.
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
     NPAs consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. C&I, CRE, and small business loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
     Consumer loans and leases, excluding residential mortgages and home equity lines and leases, are not placed on non-accrual status but are charged-off in accordance with regulatory statutes, which is generally no more than 120-days past due. Residential mortgages and home equity loans and lines, while highly secured, are placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest, regardless of collateral. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral, less the cost to sell, is then recorded as real estate owned.
     When we believe the borrower’s ability and intent to make periodic interest and principal payments resume and collectibility is no longer in doubt, the loan is returned to accrual status.

     Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters.
Table 12 — Non-Performing Assets and Past Due Loans and Leases

	2006		2005
(in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,
Non-accrual loans and leases:
Middle market commercial and industrial	$45,713	$45,723	$28,888	$25,431	$26,856
Middle market commercial real estate	24,970	18,243	15,763	13,073	15,331
Small business	27,328	28,389	28,931	26,098	19,788
Residential mortgage	22,786	29,376	17,613	16,402	14,137
Home equity	14,466	13,778	10,720	8,705	7,748

Total non-performing loans and leases	135,263	135,509	101,915	89,709	83,860

Other real estate, net:
Residential	34,743	17,481	14,214	11,182	10,758
Commercial	1,062	1,903	1,026	909	2,800

Total other real estate, net	35,805	19,384	15,240	12,091	13,558

Total non-performing assets	$171,068	$154,893	$117,155	$101,800	$97,418

Non-performing loans and leases guaranteed by the U.S. government (1)	$30,710	$18,256	$7,324	$6,812	$5,892

Non-performing loans and leases as a % of total loans and leases	0.51%	0.52%	0.42%	0.37%	0.34%

Non-performing assets as a % of total loans and leases and other real estate	0.65	0.59	0.48	0.42	0.40

Accruing loans and leases past due 90 days or more (1)	$48,829	$52,297	$56,138	$50,780	$53,371

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.19%	0.20%	0.23%	0.21%	0.22%

(1)	Beginning in 2Q-2006, OREO includes balances for foreclosures on loans serviced for GNMA, that were reported in 90 day past due loans and leases in prior periods. These balances are fully guaranteed by the US Government.
     NPAs were $171.1 million at June 30, 2006, and represented 0.65% of related assets, up $73.7 million from $97.4 million, or 0.40% of related assets, at the end of the year-ago quarter, and up $16.2 million from $154.9 million, or 0.59% of related assets, at March 31, 2006. The increase from March 31, 2006, reflected a $16.4 million increase in other real estate owned (OREO) and included $12.6 million due to a reclassification of foreclosed mortgage loans fully guaranteed by the U.S. government from over 90-day delinquent but still accruing loans. We service mortgage loans for GNMA. When loans sold to GNMA meet delinquency parameters specified by GNMA, we may repurchase them and begin foreclosure. In accordance with Financial Accounting Standards Board Statement (FAS) No. 140, such loans that are eligible for repurchase are recorded as loans on the balance sheet. When those loans are foreclosed, such loans are then recorded as OREO. This change in the reporting for GNMA-guaranteed OREO also accounted for the $12.5 million increase in total NPAs guaranteed by the U.S. government, from $18.3 million at the end of the 2006 first quarter to $30.7 million.
     NPLs, which exclude OREO, increased $51.4 million from the year-earlier period to $135.3 million at June 30, 2006, with $33.8 million representing NPLs acquired in the Unizan merger. NPLs declined slightly from March 31, 2006. NPLs expressed as a percent of total loans and leases were 0.51% at June 30, 2006, up from 0.34% a year earlier, but down slightly from 0.52% at March 31, 2006.

     The over 90-day delinquent, but still accruing, ratio was 0.19% at June 30, 2006, down from 0.22% at the end of the year-ago quarter, and from 0.20% at March 31, 2006, with these declines reflecting the reclassification of GNMA-guaranteed foreclosed OREO noted above. Over the last five quarters, the 90-day delinquency ratio has been relatively stable and remained at a low relative level compared with the last five-year period.
     Non-performing asset activity for each of the past five quarters ended June 30, 2006, and for the first six months of 2006 and 2005 was as follows:
Table 13 — Non-Performing Assets Activity

	2006		2005
(in thousands)	Second	First	Fourth	Third	Second
Non-performing assets, beginning of period	$154,893	$117,155	$101,800	$97,418	$73,303
New non-performing assets (1)	52,498	53,768	52,553	37,570	47,420
Acquired non-performing assets	—	33,843	—	—	—
Returns to accruing status	(12,143)	(14,310)	(3,228)	(231)	(250)
Loan and lease losses	(6,826)	(13,314)	(9,063)	(5,897)	(6,578)
Payments	(12,892)	(13,195)	(21,329)	(21,203)	(11,925)
Sales	(4,462)	(9,054)	(3,578)	(5,857)	(4,552)

Non-performing assets, end of period	$171,068	$154,893	$117,155	$101,800	$97,418

	Six Months Ended June 30,
(in thousands)	2006	2005

Non-performing assets, beginning of period	$117,155	$108,568
New non-performing assets (1)	106,266	81,027
Acquired non-performing assets	33,843	—
Returns to accruing status	(26,453)	(4,088)
Loan and lease losses	(20,140)	(23,859)
Payments	(26,087)	(22,329)
Sales	(13,516)	(41,901)

Non-performing assets, end of period	$171,068	$97,418

(1)	Beginning in 2Q-2006, OREO includes balances for foreclosures on loans serviced for GNMA, that were reported in 90 day past due loans and leases in prior periods. These balances are fully guaranteed by the US Government.
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
     For middle market C&I, middle market CRE, and small business loans, the estimate of loss based on characteristics of each loan made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data.
     In the case of more homogeneous portfolios, such as consumer loans and leases, and residential mortgage loans, the determination of the transaction component is conducted at an aggregate, or pooled, level. For such portfolios, the development of the reserve factors includes the use of forecasting models to measure inherent loss in these portfolios.
     We analyze each middle market C&I, middle market CRE, or small business loan over $500,000 for impairment when the loan is non-performing or has a grade of substandard or lower. The impairment tests are done in accordance with applicable accounting standards and regulations. For loans that are determined to be impaired, an estimate of loss is made for the amount of the impairment.
     Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
Economic Reserve
     Changes in the economic environment are a significant judgmental factor we consider in determining the appropriate level of the ACL. The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period.
     The methodology to determine the economic reserve is specifically tied to economic indices that have a high correlation to our historic charge-off variability. The indices currently in the model consist of the Real Consumer Spending, Consumer Confidence, ISM Manufacturing Index, and Non-Agriculture Job Creation in our core states of Ohio, Michigan, West Virginia, and Indiana. The indices and time frame may be adjusted as actual portfolio performance changes over time. The indices were changed during the first quarter of 2006. The changes did not have a material impact in the calculation. We have the capability to judgmentally adjust the calculated economic reserve amount by a maximum of +/– 20% to reflect, among other factors, differences in local versus national economic conditions. This adjustment capability is deemed necessary given the continuing uncertainty of forecasting economic environment changes.
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
     The June 30, 2006, ALLL was $287.5 million, $32.7 million higher than $254.8 million a year earlier, and $3.7 million higher than $283.8 million at March 31, 2006. Expressed as a percent of period-end loans and leases, the ALLL ratio at June 30, 2006, was 1.09%, up from 1.04% a year ago, but unchanged from March 31, 2006.
     The ALLL as a percent of NPLs was 213% at June 30, 2006, down from 304% a year ago, but up from 209% at March 31, 2006. The ALLL as a percent of NPAs was 168% at June 30, 2006, down from 262% a year ago, and from

183% at March 31, 2006. At June 30, 2006, the AULC was $38.9 million, up from $37.5 million at the end of the year-ago quarter, but down slightly from March 31, 2006.
     On a combined basis, the ACL as a percent of total loans and leases at June 30, 2006, was 1.24%, up from 1.19% a year ago, but unchanged from March 31, 2006. The ACL as a percent of NPAs was 191% at June 30, 2006, down from 300% a year earlier and 209% at March 31, 2006.
     Table 14 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 14 — Quarterly Credit Reserves Analysis

	2006		2005
(in thousands)	Second	First	Fourth	Third	Second
Allowance for loan and lease losses, beginning of period	$283,839	$268,347	$253,943	$254,784	$264,390
Acquired allowance for loan and lease losses(1)	1,498	22,187	—	—	—
Loan and lease losses	(24,325)	(33,405)	(27,072)	(25,830)	(25,733)
Recoveries of loans previously charged off	10,373	9,189	9,504	7,877	9,469

Net loan and lease losses	(13,952)	(24,216)	(17,568)	(17,953)	(16,264)

Provision for loan and lease losses	16,132	17,521	31,972	17,112	13,247
Economic reserve transfer	—	—	—	—	(6,253)
Allowance of assets sold and securitized	—	—	—	—	(336)

Allowance for loan and lease losses, end of period	$287,517	$283,839	$268,347	$253,943	$254,784

Allowance for unfunded loan commitments and letters of credit, beginning of period	$39,301	$36,957	$38,098	$37,511	$31,610

Acquired AULC	—	325	—	—	—
Provision for unfunded loan commitments and letters of credit losses	(387)	2,019	(1,141)	587	(352)
Economic reserve transfer	—	—	—	—	6,253

Allowance for unfunded loan commitments and letters of credit, end of period	$38,914	$39,301	$36,957	$38,098	$37,511

Total allowances for credit losses	$326,431	$323,140	$305,304	$292,041	$292,295

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.89%	0.88%	0.89%	0.84%	0.82%
Economic reserve	0.20	0.21	0.21	0.20	0.22

Total loans and leases	1.09%	1.09%	1.10%	1.04%	1.04%

Non-performing loans and leases (NPLs)	213	209	263	283	304
Non-performing assets (NPAs)	168	183	229	249	262

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.24%	1.24%	1.25%	1.19%	1.19%
Non-performing loans and leases	241	238	300	326	349
Non-performing assets	191	209	261	287	300

(1)	Represents an adjustment of the allowance and corresponding adjustment to loan balances, resulting from the Unizan merger.

     Table 15 reflects activity in the ALLL and AULC for the first six months of 2006 and 2005.
Table 15 — Year to Date Credit Reserves Analysis

	Six Months Ended June 30,
(in thousands)	2006	2005
Allowance for loan and lease losses, beginning of period	$268,347	$271,211
Acquired allowance for loan and lease losses	23,685	—
Loan and lease losses	(57,730)	(62,946)
Recoveries of loans previously charged off	19,562	18,410

Net loan and lease losses	(38,168)	(44,536)

Provision for loan and lease losses	33,653	34,698
Economic reserve transfer	—	(6,253)
Allowance of assets sold and securitized	—	(336)

Allowance for loan and lease losses, end of period	$287,517	$254,784

Allowance for unfunded loan commitments and letters of credit, beginning of period	$36,957	$33,187
Acquired AULC	325	—
Provision for unfunded loan commitments and letters of credit losses	1,632	(1,929)
Economic reserve transfer	—	6,253

Allowance for unfunded loan commitments and letters of credit, end of period	$38,914	$37,511

Total allowances for credit losses	$326,431	$292,295

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.89%	0.82%
Economic reserve	0.20	0.22

Total loans and leases	1.09%	1.04%

Non-performing loans and leases (NPLs)	213	304
Non-performing assets (NPAs)	168	262

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.24%	1.19%
Non-performing loans and leases	241	349
Non-performing assets	191	300

Net Charge-offs
(This section should be read in conjunction with Significant Factors 1 and 6.)
     Table 16 reflects net loan and lease charge-off detail for each of the last five quarters
Table 16 — Quarterly Net Charge-Off Analysis

	2006		2005
(in thousands)	Second	First	Fourth	Third	Second
Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$(484)	$6,887	$(744)	$(1,082)	$1,312
Middle market commercial real estate:
Construction	(161)	(241)	(175)	495	(134)
Commercial	1,557	210	14	1,779	2,269

Middle market commercial real estate	1,396	(31)	(161)	2,274	2,135
Small business	2,530	3,709	4,465	3,062	2,141

Total commercial	3,442	10,565	3,560	4,254	5,588

Consumer:
Automobile loans	1,172	2,977	3,213	3,895	1,664
Automobile leases	1,758	3,515	3,422	3,105	2,123

Automobile loans and leases	2,930	6,492	6,635	7,000	3,787
Home equity	4,776	4,524	4,498	4,093	5,065
Residential mortgage	688	715	941	522	430
Other loans	2,116	1,920	1,934	2,084	1,394

Total consumer	10,510	13,651	14,008	13,699	10,676

Total net charge-offs	$13,952	$24,216	$17,568	$17,953	$16,264

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	(0.04)%	0.54%	(0.06)%	(0.09)%	0.11%
Middle market commercial real estate:
Construction	(0.05)	(0.07)	(0.04)	0.12	(0.03)
Commercial	0.22	0.03	—	0.37	0.48

Middle market commercial real estate	0.14	—	(0.02)	0.25	0.24
Small business	0.41	0.70	0.80	0.54	0.38

Total commercial	0.12	0.38	0.13	0.16	0.21

Consumer:
Automobile loans	0.23	0.60	0.64	0.75	0.32
Automobile leases	0.34	0.63	0.59	0.51	0.34

Automobile loans and leases	0.28	0.62	0.61	0.62	0.33
Home equity	0.39	0.39	0.39	0.35	0.44
Residential mortgage	0.06	0.07	0.09	0.05	0.04
Other loans	1.40	1.31	1.48	1.64	1.14

Total consumer	0.30	0.40	0.41	0.40	0.31

Net charge-offs as a % of average loans	0.21%	0.39%	0.29%	0.29%	0.27%

     Table 17 reflects net loan and lease charge-off detail for the first six months of 2006 and 2005.
Table 17 — Year To Date Net Charge-Off Analysis

	Six Months Ended June 30,
(in thousands)	2006	2005
Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$6,403	$15,404
Middle market commercial real estate:
Construction	(402)	(185)
Commercial	1,767	2,117

Middle market commercial real estate	1,365	1,932
Small business	6,239	4,424

Total commercial	14,007	21,760

Consumer:
Automobile loans	4,149	4,880
Automobile leases	5,273	5,137

Automobile loans and leases	9,422	10,017
Home equity	9,300	9,028
Residential mortgage	1,403	869
Other loans	4,036	2,862

Total consumer	24,161	22,776

Total net charge-offs	$38,168	$44,536

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.24%	0.64%
Middle market commercial real estate:
Construction	(0.06)	(0.02)
Commercial	0.14	0.22

Middle market commercial real estate	0.07	0.11
Small business	0.54	0.40

Total commercial	0.24	0.41

Consumer:
Automobile loans	0.41	0.48
Automobile leases	0.49	0.42

Automobile loans and leases	0.45	0.44
Home equity	0.39	0.39
Residential mortgage	0.06	0.04
Other loans	1.35	1.18

Total consumer	0.34	0.34

Net charge-offs as a % of average loans	0.30%	0.37%

2006 Second Quarter versus 2005 Second Quarter and 2006 First Quarter
     Total net charge-offs for the 2006 second quarter were $14.0 million, or an annualized 0.21% of average total loans and leases. This was down from $16.3 million, or an annualized 0.27%, in the year-ago quarter. It was also down from $24.2 million, or an annualized 0.39%, of average total loans and leases in the 2006 first quarter, with 11 basis points of the decrease in the net charge-off ratio, or $6.5 million, related to the 2006 first quarter resolution of certain commercial loans that were classified as NPLs. Reserves were established for these commercial loans in the 2005 fourth quarter.
     Total commercial net charge-offs in the second quarter were $3.4 million, or an annualized 0.12%, down $2.1 million from $5.6 million, or an annualized 0.21%, in the year-ago quarter. Compared with the 2006 first quarter, current period total commercial net charge-offs decreased $7.1 million, reflecting the resolution of $6.5 million of loans classified as NPLs in the 2005 fourth quarter noted above.
     Total consumer net charge-offs in the current quarter were $10.5 million, or an annualized 0.30% of average related loans, down slightly from $10.7 million, or 0.31%, in the year-ago quarter. Compared with the 2006 first quarter, total consumer net charge-offs decreased $3.1 million from $13.7 million, or an annualized 0.40% of average related loans.
2006 First Six Months versus 2005 First Six Months
     Total net charge-offs for the first six months of 2006 were $38.2 million, or an annualized 0.30% of average total loans and leases. This was down $6.4 million, or 14%, from $44.5 million, or an annualized 0.37%, in the comparable year-ago period.
     Total commercial net charge-offs in the first six-month period of 2006 were $14.0 million, or an annualized 0.24%, down from $21.8 million, or 0.41%, in the year-ago period.
     Total consumer net charge-offs in the current six-month period were $24.2 million, or an annualized 0.34% of related loans, up from $22.8 million in the year-ago period. While the dollar amount of total consumer net charge-offs increased 6% from the comparable year-ago period, on a relative basis, consumer net charge-offs were unchanged from the annualized 0.34% ratio a year ago. The increase in the dollar amount of total consumer net charge-offs from the year-ago period primarily reflected higher net charge-offs in the other loan category and higher residential mortgage net charge-offs, partially offset by lower automobile loan and lease net charge-offs. Other loan net charge-offs in the current six-month period were $4.0 million, or an annualized 1.35% of related loans, up from $2.9 million, or 1.18%, in the year-ago period, and residential mortgage net charge-offs were $1.4 million, or an annualized 0.06% of related loans, up from $0.9 million, or 0.04% in the year-ago period. Total automobile loan and lease net charge-offs in the 2006 six-month period were $9.4 million, or an annualized 0.45% of related loans and leases, down 6% from $10.0 million, or 0.44%, in the year-ago six-month period.
Market Risk
     Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, foreign exchange rates, equity prices, credit spreads, and expected lease residual values. We have identified two primary sources of market risk: interest rate risk and price risk. Interest rate risk is our primary market risk.
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
     Interest rate risk modeling is performed monthly. Two broad approaches to modeling interest rate risk are employed: income simulation and economic value analysis. An income simulation analysis is used to measure the sensitivity of forecasted net interest income to changes in market rates over a one-year time horizon. Although bank owned life insurance and automobile operating lease assets are classified as non-interest earning assets, and the income from these assets is in non-interest income, these portfolios are included in the interest sensitivity analysis because both have attributes similar to fixed-rate interest earning assets. The economic value of equity (EVE) is calculated by subjecting the period-end balance sheet to changes in interest rates, and measuring the impact of the changes on the values of the assets and liabilities. EVE serves as a complement to income simulation modeling as it provides risk exposure estimates for time periods beyond the one-year simulation horizon. Similar to income simulation modeling, EVE analysis includes the risks of bank owned life insurance. EVE also considers the value sensitivity of the mortgage servicing asset and associated hedges.
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
     During the second quarter of 2006, we completed a review of the behavior of our core deposits, given current market conditions, including the level of interest rates and competitive forces. The review was designed to improve our understanding of the rate responsiveness and balance runoff characteristics of these deposits. The review resulted in changes in assumptions regarding the projected rate responsiveness and balance behaviors of non-maturity deposits that are critical inputs to our asset-liability model. In general, we have concluded that the average lives of certain types of deposits are likely to be modestly shorter in the future than in the past. In addition, we believe that the responsiveness of deposit rates to changes in market interest rates will be higher in both rising and declining rate environments than it had been assumed to be previously. The changes in deposit assumptions resulted in a modeled increase in both NII and EVE exposures to rising rates.
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
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of June 30, 2006 and March 31, 2006.
Table 18 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200
June 30, 2006	+2.1%	+2.0%	-0.5%	-0.8%
March 31, 2006	-1.5%	-0.5%	+0.2%	+0.3%

     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter.
Table 19 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200
June 30, 2006	+2.9%	+3.1%	-5.4%	-11.1%
March 31, 2006	+0.6%	+1.3%	-3.2%	-7.4%
Price Risk
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to mark-to-market accounting. We have price risk from trading securities, which includes instruments to hedge MSRs. We also have price risk from securities owned through our broker-dealer activities, the foreign exchange positions, investments in private equity limited partnerships and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio and on the amount of foreign exchange exposure that can be maintained and the amount of marketable equity securities that can be held by the insurance subsidiaries.
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

Table 20 — Deposit Composition

	2006				2005
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
	(Unaudited)		(Unaudited)				(Unaudited)		(Unaudited)
By Type
Demand deposits — non-interest bearing	$3,530,828	14.4%	$3,776,790	15.4%	$3,390,044	15.1%	$3,361,749	15.0%	$3,221,352	14.4%
Demand deposits — interest bearing	7,702,311	31.3	7,676,818	31.3	7,380,044	32.9	7,481,019	33.5	7,674,807	34.4
Savings and other domestic time deposits	3,125,513	12.7	3,585,840	14.6	3,094,136	13.8	3,186,354	14.3	3,340,406	15.0
Certificates of deposit less than $100,000	4,527,148	18.4	4,311,870	17.6	3,526,039	15.7	3,281,457	14.7	3,032,957	13.6

Total core deposits	18,885,800	76.8	19,351,318	78.9	17,390,263	77.5	17,310,579	77.5	17,269,522	77.4
Domestic time deposits of $100,000 or more	1,755,416	7.1	1,670,836	6.8	1,348,928	6.0	1,356,875	6.1	1,177,271	5.3
Brokered deposits and negotiable CDs	3,475,032	14.1	3,081,211	12.5	3,199,796	14.3	3,228,083	14.4	3,451,967	15.5
Deposits in foreign offices	476,684	2.0	451,798	1.8	470,688	2.2	453,585	2.0	431,816	1.8

Total deposits	$24,592,932	100.0%	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%	$22,330,576	100.0%

Total core deposits:
Commercial	$5,906,817	31.3%	$5,994,233	31.0%	$5,352,053	30.8%	$5,424,728	31.3%	$5,399,412	31.3%
Personal	12,978,983	68.7	13,357,085	69.0	12,038,210	69.2	11,885,851	68.7	11,870,110	68.7

Total core deposits	$18,885,800	100.0%	$19,351,318	100.0%	$17,390,263	100.0%	$17,310,579	100.0%	$17,269,522	100.0%

By Business Segment (1)
Regional Banking:
Central Ohio	$4,753,677	19.3%	$5,056,754	20.6%	$4,520,594	20.2%	$4,424,543	19.8%	$4,629,282	20.7%
Northern Ohio	3,536,794	14.4	3,594,515	14.6	3,498,463	15.6	3,461,841	15.5	3,430,984	15.4
Southern Ohio / Kentucky	2,226,385	9.1	2,233,220	9.1	1,951,322	8.7	1,914,856	8.6	1,823,359	8.2
Eastern Ohio (3)	1,757,964	7.1	1,762,395	7.2	577,912	2.6	582,615	2.6	547,948	2.5
West Michigan	2,798,498	11.4	2,830,635	11.5	2,790,787	12.5	2,779,510	12.4	2,592,896	11.6
East Michigan	2,259,497	9.2	2,259,497	9.2	2,263,898	10.1	2,301,627	10.3	2,231,589	10.0
West Virginia	1,512,351	6.1	1,533,274	6.2	1,463,592	6.5	1,428,090	6.4	1,412,285	6.3
Indiana	828,787	3.4	809,176	3.3	728,193	3.2	772,183	3.5	773,773	3.5
Mortgage and equipment leasing groups	165,807	0.7	153,444	0.6	161,866	0.7	177,026	0.8	183,744	0.8

Regional Banking	19,839,760	80.7	20,232,910	82.4	17,956,627	80.1	17,842,291	79.8	17,625,860	78.9
Dealer Sales	60,513	0.2	63,573	0.3	65,237	0.3	72,393	0.3	68,436	0.3
Private Financial and Capital Markets Group	1,217,627	5.0	1,177,469	4.8	1,179,915	5.3	1,199,855	5.4	1,176,313	5.3
Treasury / Other (2)	3,475,032	14.1	3,081,211	12.5	3,207,896	14.3	3,234,583	14.5	3,459,967	15.5

Total deposits	$24,592,932	100.0%	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%	$22,330,576	100.0%

(1)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(2)	Comprised largely of brokered deposits and negotiable CDs.

(3)	Periods prior to 2006 include certain branch offices previously reported in Northern Ohio.

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
     Credit ratings as of June 30, 2006, for the parent company and the Bank were:
Table 21 — Credit Ratings

June 30, 2006
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years, and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that we, and the Bank, are required to hold.
     Table 22 provides certain information about our standby letters of credit:
Table 22 — Standby Letters of Credit

	2006		2005
(in millions)	Second	First	Fourth	Third	Second
Total outstanding	$1,121	$1,095	$1,079	$959	$968
Percent collateralized	44%	49%	48%	47%	46%
Income recognized from issuance (1)	$3.0	$3.0	$3.0	$2.6	$2.7
Carrying amount of deferred revenue	3.6	5.3	4.0	3.7	3.2

(1)	Revenue is in other non-interest income on the consolidated statement of income.

     We enter into forward contracts relating to the mortgage banking business. At June 30, 2006, December 31, 2005, and June 30, 2005, we had commitments to sell residential real estate loans of $341.5 million, $348.3 million, and $534.3 million, respectively. These contracts mature in less than one year.
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
     Shareholders’ equity totaled $2.9 billion at June 30, 2006. This balance represented a $381.7 million increase from December 31, 2005. The growth in shareholders’ equity resulted from the shares issued pursuant to the acquisition of Unizan of $575.8 million; retention of net income after dividends declared to shareholders, netting to $95.0 million; $12.1 million for the cumulative effect of change in accounting principle for servicing financial assets; and $17.3 million as a result of stock options exercised, partially offset by the impact of shares repurchased of $303.9 million, and by a decrease in accumulated other comprehensive income of $22.0 million. The decline in accumulated other comprehensive income resulted from an increase in unrealized net losses on investment securities at June 30, 2006, compared with December 31, 2005.
     We evaluate several measures of capital, along with the customary three primary regulatory ratios: Tier 1 Risk-based Capital, Total Risk-based Capital, and Tier 1 Leverage.
     The Federal Reserve Board sets minimum capital ratio requirements for bank holding companies. In the calculation of the risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Our Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios and risk-adjusted assets for the past five quarters are shown in Table 23 and were well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively.

     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At June 30, 2006, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
     At June 30, 2006, the tangible equity to assets ratio was 6.46%, down from 7.36% a year ago and from 6.97% at March 31, 2006. At June 30, 2006, the tangible equity to risk-weighted assets ratio was 7.29%, down from 8.05% at the end of the year-ago quarter and from 7.80% at March 31, 2006. Share repurchases caused a decline in the tangible equity to asset ratio of 138 and 53 basis points from the second quarter of 2005 and the first quarter of 2006, respectively. The issuance of capital for the Unizan merger did not have a significant impact on this ratio.
Table 23 — Capital Adequacy

	2006		2005
(in millions)	June 30,	March 31,	December 31,	September 30,	June 30,

Total risk-weighted assets	$31,590	$31,298	$29,599	$29,352	$29,973

Tier 1 leverage ratio	7.62%	8.53%	8.34%	8.50%	8.50%
Tier 1 risk-based capital ratio	8.45	8.94	9.13	9.42	9.18
Total risk-based capital ratio	11.51	12.12	12.42	12.70	12.39

Tangible equity / asset ratio	6.46	6.97	7.19	7.39	7.36
Tangible equity / risk-weighted assets ratio	7.29	7.80	7.91	8.19	8.05
Average equity / average assets	8.39	8.15	7.89	7.97	8.03

     During the quarter, 8.1 million shares of common stock were repurchased in the open market, leaving 6.9 million shares available for purchase under the 15 million share repurchase authorization announced April 20, 2006. All purchases under the current authorization will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
     On April 20, 2006, the board of directors declared a quarterly cash dividend on our common stock of $0.25 per common share payable July 3, 2006, to shareholders of record on June 16, 2006. Subsequent to the end of the 2006 second quarter, on July 18, 2006, the board of directors declared a quarterly cash dividend on our common stock of $0.25 per common share, payable October 2, 2006, to shareholders of record on September 15, 2006.
Table 24 — Quarterly Common Stock Summary

	2006		2005
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Common stock price, per share
High (1)	$24.410	$24.750	$24.640	$25.410	$24.750
Low (1)	23.120	22.560	20.970	22.310	22.570
Close	23.580	24.130	23.750	22.470	24.140
Average closing price	23.732	23.649	23.369	24.227	23.771

Dividends, per share
Cash dividends declared on common stock	$0.250	$0.250	$0.215	$0.215	$0.215

Common shares outstanding
Average — basic	241,729	230,968	226,699	229,830	232,217
Average — diluted	244,538	234,363	229,718	233,456	235,671
Ending	237,361	245,183	224,106	229,006	230,842

Book value per share	$12.38	$12.56	$11.41	$11.45	$11.40
Tangible book value per share	9.70	9.95	10.44	10.50	10.45

Common share repurchases
Number of shares repurchased	8,100	4,831	5,175	2,598	1,818

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

ESTIMATING THE FINANCIAL IMPACT DUE TO THE UNIZAN MERGER
     Given the impact of the merger on reported 2006 results, management believes that an understanding of the impacts of the merger is necessary to better understand underlying performance trends. When comparing post-merger period results to pre-merger periods, two terms relating to the impact of the Unizan merger on reported results are used:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent expenses associated with merger integration activities.
     The following methodology has been implemented to estimate the approximate effect of the Unizan merger used to determine “merger-related” impacts.
Balance Sheet Items
     For loans and leases, as well as core deposits, balances as of the acquisition date are pro-rated to the post-merger period being used in the comparison. To estimate the impact on 2006 first quarter average balances, one-third of the closing date balance was used as those balances were in reported results for only one month of the quarter. Full quarter and year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology.
Income Statement Items
     For income statement line items, Unizan’s actual full year results for 2005 were used for pro-rating the impact on post-merger periods. For example, to estimate the 2006 first quarter impact of the merger on personnel costs, one-twelfth of Unizan’s full-year 2005 personnel costs was used. Full quarter and year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology. This results in an approximate impact since the methodology does not adjust for any unusual items or seasonal factors in Unizan’s 2005 reported results, or synergies realized since the merger date. The one exception to this methodology relates to the amortization of intangibles expense where the actual post-merger amount was used.
     Table 25 provides detail of changes to selected reported results to quantify the impact of the Unizan merger and the impact of all other factors using this methodology:

Table 25 — Estimated Impact of Unizan Merger
2006 Second quarter versus 2005 Second quarter

					Unizan
Average Loans and Deposits	Second quarter		Change		Merger	Merger
(in millions)	2006	2005	Amount	Percent	Related	Costs	Other

Loans
Middle-market C&I	$5,458	$4,901	$557	11.4%	$70	$—	$487
Middle-market CRE	4,042	3,583	459	12.8	725	—	(266)
Small business	2,456	2,230	226	10.1	—	—	226

Total commercial	11,956	10,714	1,242	11.6	795	—	447

Automobile loans and leases	4,139	4,537	(398)	(8.8)	71	—	(469)
Home equity	4,872	4,636	236	5.1	223	—	13
Residential mortgage	4,629	4,080	549	13.5	409	—	140
Other consumer	605	491	114	23.2	167	—	(53)

Total consumer	14,245	13,744	501	3.6	870	—	(369)

Total loans	$26,201	$24,458	$1,743	7.1%	$1,665	$—	$78

Deposits
Demand deposits — non-interest bearing	$3,594	$3,352	$242	7.2%	$173	$—	$69
Demand deposits — interest bearing	7,778	7,677	101	1.3	212	—	(111)
Savings and other domestic time deposits	3,106	3,230	(124)	(3.8)	511	—	(635)
Certificates of deposit less than $100,000	4,430	2,720	1,710	62.9	620	—	1,090

Total core deposits	18,908	16,979	1,929	11.4	1,516	—	413

Other deposits	5,476	4,931	545	11.1	180	—	365

Total deposits	$24,384	$21,910	$2,474	11.3%	$1,696	$—	$778

					Unizan
Selected Income Statement Categories	Second quarter		Change		Merger	Merger
(in thousands)	2006	2005	Amount	Percent	Related	Costs	Other

Net interest income — FTE	$266,179	$244,861	$21,318	8.7%	$17,694	$—	$3,624

Service charges on deposit accounts	$47,225	$41,516	$5,709	13.8%	$1,577	$—	$4,132
Trust services	22,676	19,113	3,563	18.6	1,654	—	1,909
Brokerage and insurance income	14,345	13,544	801	5.9	457	—	344
Bank owned life insurance income	10,604	10,139	465	4.6	785	—	(320)
Other service charges and fees	13,072	11,252	1,820	16.2	310	—	1,510
Mortgage banking income (loss)	20,355	(2,376)	22,731	N.M.	257	—	22,474
Securities gains (losses)	(35)	(343)	308	(89.8)	—	—	308
Gains on sales of automobile loans	532	254	278	N.M.	—	—	278
Other income	19,394	24,974	(5,580)	(22.3)	2,137	—	(7,717)

Sub-total before operating lease income	148,168	118,073	30,095	25.5	7,177	—	22,918
Operating lease income	14,851	38,097	(23,246)	(61.0)	—	—	(23,246)

Total non-interest income	$163,019	$156,170	$6,849	4.4%	$7,177	$—	$(328)

Personnel costs	$137,904	$124,090	$13,814	11.1%	$7,726	$706	$5,382
Net occupancy	17,927	17,257	670	3.9	1,291	260	(881)
Outside data processing and other services	19,569	18,113	1,456	8.0	501	691	264
Equipment	18,009	15,637	2,372	15.2	516	40	1,816
Professional services	6,292	9,347	(3,055)	(32.7)	1,473	89	(4,617)
Marketing	10,374	6,934	3,440	49.6	267	588	2,585
Telecommunications	4,990	4,801	189	3.9	367	115	(293)
Printing and supplies	3,764	3,293	471	14.3	—	110	361
Amortization of intangibles	2,992	204	2,788	N.M.	2,786	—	2
Other expense	19,734	19,581	153	0.8	3,028	38	(2,913)

Sub-total before operating lease expense	241,555	219,257	22,298	10.2	17,955	2,637	1,706
Operating lease expense	10,804	28,879	(18,075)	(62.6)	—	—	(18,075)

Total non-interest expense	$252,359	$248,136	$4,223	1.7%	$17,955	$2,637	$(16,369)

Table 25 — Estimated Impact of Unizan Merger
2006 Second quarter versus 2006 First quarter

	Second	First			Unizan
Average Loans and Deposits	Quarter	Quarter	Change		Merger	Merger
(in millions)	2006	2006	Amount	Percent	Related	Costs	Other

Loans
Middle-market C&I	$5,458	$5,132	$326	6.4%	$47	$—	$279
Middle-market CRE	4,042	3,877	165	4.3	482	—	(317)
Small business	2,456	2,121	335	15.8	—	—	335

Total commercial	11,956	11,130	826	7.4	529	—	297

Automobile loans and leases	4,139	4,215	(76)	(1.8)	47	—	(123)
Home equity	4,872	4,694	178	3.8	149	—	29
Residential mortgage	4,629	4,306	323	7.5	273	—	50
Other consumer	605	586	19	3.2	111	—	(92)

Total consumer	14,245	13,801	444	3.2	580	—	(136)

Total loans	$26,201	$24,931	$1,270	5.1%	$1,109	$—	$161
					-

Deposits
Demand deposits — non-interest bearing	$3,594	$3,436	$158	4.6%	$115	$—	$43
Demand deposits — interest bearing	7,778	7,562	216	2.9	162	—	54
Savings and other domestic time deposits	3,106	3,095	11	0.4	341	—	(330)
Certificates of deposit less than $100,000	4,430	3,849	581	15.1	413	—	168

Total core deposits	18,908	17,942	966	5.4	1,031	—	(65)

Other deposits	5,476	5,086	390	7.7	120	—	270

Total deposits	$24,384	$23,028	$1,356	5.9%	$1,151	$—	$205
					-

	Second	First			Unizan
Selected Income Statement Categories	Quarter	Quarter	Change		Merger	Merger
(in thousands)	2006	2006	Amount	Percent	Related	Costs	Other

Net interest income — FTE	$266,179	$247,516	$18,663	7.5%	$11,796	$—	$6,867

Service charges on deposit accounts	$47,225	$41,222	$6,003	14.6%	$1,051	$—	$4,952
Trust services	22,676	21,278	1,398	6.6	1,103	—	295
Brokerage and insurance income	14,345	15,193	(848)	(5.6)	305	—	(1,153)
Bank owned life insurance income	10,604	10,242	362	3.5	523	—	(161)
Other service charges and fees	13,072	11,509	1,563	13.6	207	—	1,356
Mortgage banking income (loss)	20,355	17,832	2,523	14.1	171	—	2,352
Securities gains (losses)	(35)	(20)	(15)	75.0	—	—	(15)
Gains on sales of automobile loans	532	448	84	18.8	—	—	84
Other income	19,394	22,440	(3,046)	(13.6)	1,425	—	(4,471)

Sub-total before operating lease income	148,168	140,144	8,024	5.7	4,785	—	3,239
Operating lease income	14,851	19,390	(4,539)	(23.4)	—	—	(4,539)

Total non-interest income	$163,019	$159,534	$3,485	2.2%	$4,785	$—	$(1,300)

Personnel costs	$137,904	$131,557	$6,347	4.8%	$5,151	$504	$692
Net occupancy	17,927	17,966	(39)	(0.2)	861	260	(1,160)
Outside data processing and other services	19,569	19,851	(282)	(1.4)	334	45	(661)
Equipment	18,009	16,503	1,506	9.1	344	35	1,127
Professional services	6,292	5,365	927	17.3	982	76	(131)
Marketing	10,374	7,301	3,073	42.1	179	441	2,453
Telecommunications	4,990	4,825	165	3.4	245	115	(195)
Printing and supplies	3,764	3,074	690	22.4	—	110	580
Amortization of intangibles	2,992	1,075	1,917	N.M.	1,918	—	(1)
Other expense	19,734	16,291	3,443	21.1	2,019	38	1,386

Sub-total before operating lease expense	241,555	223,808	17,747	7.9	12,033	1,624	4,090
Operating lease expense	10,804	14,607	(3,803)	(26.0)	—	—	(3,803)

Total non-interest expense	$252,359	$238,415	$13,944	5.8%	$12,033	$1,624	$287

Table 25 — Estimated Impact of Unizan Merger
2006 Six Months versus 2005 Six Months

	Six months ended				Unizan
Average Loans and Deposits	June 30,		Change		Merger	Merger
(in millions)	2006	2005	Amount	Percent	Related	Costs	Other

Loans
Middle-market C&I	$5,300	$4,806	$494	10.3%	$47	$—	$447
Middle-market CRE	3,960	3,553	407	11.5	482	—	(75)
Small business	2,290	2,207	83	3.8	—	—	83

Total commercial	11,550	10,566	984	9.3	529	—	455

Automobile loans and leases	4,176	4,503	(327)	(7.3)	47	—	(374)
Home equity	4,784	4,603	181	3.9	149	—	32
Residential mortgage	4,468	4,000	468	11.7	272	—	196
Other consumer	596	486	110	22.6	112	—	(2)

Total consumer	14,024	13,592	432	3.2	580	—	(148)

Total loans	$25,574	$24,158	$1,416	5.9%	$1,109	$—	$307

Deposits
Demand deposits — non-interest bearing	$3,515	$3,333	$182	5.5%	$115	$—	$67
Demand deposits — interest bearing	7,671	7,800	(129)	(1.7)	162	—	(291)
Savings and other domestic time deposits	3,101	3,274	(173)	(5.3)	340	—	(513)
Certificates of deposit less than $100,000	4,141	2,609	1,532	58.7	414	—	1,118

Total core deposits	18,428	17,016	1,412	8.3	1,031	—	381

Other deposits	5,281	4,674	607	13.0	120	—	487

Total deposits	$23,709	$21,690	$2,019	9.3%	$1,151	$—	$868

	Six months ended				Unizan
Selected Income Statement Categories	June 30,		Change		Merger	Merger
(in thousands)	2006	2005	Amount	Percent	Related	Costs	Other

Net interest income — FTE	$513,695	482,920	30,775	6.4%	$23,592	$—	$7,183

Service charges on deposit accounts	$88,447	$80,934	$7,513	9.3%	$2,103	$—	$5,410
Trust services	43,954	37,309	6,645	17.8	2,205	—	4,440
Brokerage and insurance income	29,538	26,570	2,968	11.2	609	—	2,359
Bank owned life insurance income	20,846	20,243	603	3.0	1,047	—	(444)
Other service charges and fees	24,581	21,411	3,170	14.8	413	—	2,757
Mortgage banking income (loss)	38,187	9,685	28,502	N.M.	343	—	28,159
Securities gains (losses)	(55)	614	(669)	N.M.	—	—	(669)
Gains on sales of automobile loans	980	254	726	N.M.	—	—	726
Other income	41,834	42,371	(537)	(1.3)	2,849	—	(3,386)

Sub-total before operating lease income	288,312	239,391	48,921	20.4	9,569	—	39,352
Operating lease income	34,241	84,829	(50,588)	(59.6)	—	—	(50,588)

Total non-interest income	$322,553	$324,220	$(1,667)	(0.5)%	$9,569	$—	$(11,236)

Personnel costs	$269,461	$248,071	$21,390	8.6%	$10,301	$909	$10,180
Net occupancy	35,893	36,499	(606)	(1.7)	1,721	260	(2,587)
Outside data processing and other services	39,420	36,883	2,537	6.9	668	1,337	532
Equipment	34,512	31,500	3,012	9.6	688	45	2,279
Professional services	11,657	18,806	(7,149)	(38.0)	1,964	102	(9,215)
Marketing	17,675	12,770	4,905	38.4	356	734	3,815
Telecommunications	9,815	9,683	132	1.4	489	115	(472)
Printing and supplies	6,838	6,387	451	7.1	—	110	341
Amortization of intangibles	4,067	408	3,659	N.M.	3,654	—	5
Other expense	36,025	38,579	(2,554)	(6.6)	4,037	38	(6,629)

Sub-total before operating lease expense	465,363	439,586	25,777	5.9	23,878	3,650	(1,751)
Operating lease expense	25,411	66,827	(41,416)	(62.0)	—	—	(41,416)

Total non-interest expense	$490,774	$506,413	$(15,639)	(3.1)%	$23,878	$3,650	$(43,167)

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
Use of Operating Earnings to Measure Segment Performance
     We use earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities. For the three and six months ended June 30, 2006 and 2005, operating earnings were the same as reported GAAP earnings.
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
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 370 branches, over 1,000 ATMs, plus on-line and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. For the first six-month period of 2006, Retail Banking accounted for 59% and 79% of total Regional Banking average loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
     We have a business model that emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making with regard to price and terms of these products. Our strategy has been to focus on building a deeper relationship with our customers by providing “Simply the Best” service experience. This focus on service requires state-of-the-art platform technology in our branches, award-winning retail and business websites for our customers, extensive development of our associates, and internal processes that empower our local bankers to serve our customers better. We expect the combination of local decision-making and “Simply the Best” service will continue to improve our competitive position and drive revenue and earnings growth.
2006 First Six Months versus 2005 First Six Months
     Regional Banking contributed $170.7 million, or 79%, of our net operating earnings for the first six months of 2006, up $35.8 million, or 27%, from the comparable year-ago period. This improved performance primarily reflected a $79.8 million, or 15%, increase in fully taxable equivalent revenue. Non-interest income increased $23.1 million, or 16%, from the year-ago period. Non-interest expense increased $20.5 million, or 7%, from the year-ago six month period. Regional Banking’s ROA was 1.73%, up from 1.50% in first half of 2005, with a ROE of 31.6%, up from 27.4% in the comparable year-ago six-month period.
     Fully taxable equivalent revenue grew $79.8 million, or 15%, from the year-ago six-month period, primarily reflecting a 15% increase in net interest income. This reflected a higher net interest margin and growth in loans and deposits, principally as a result of the Unizan merger. The net interest margin in the first six-month period was 4.66%, up 21 basis points, from 4.45% in the comparable year-ago period, primarily reflecting the benefit of the funds transfer pricing credit for deposits generated as interest rates increased, partially offset by lower loan spreads resulting from a more competitive lending environment and the negative impact of a flatter yield curve. Average total loans and leases increased across all regions, with the Unizan merger primarily impacting the newly created Eastern Ohio region, and to a lesser degree the Central Ohio and Southern Ohio/Kentucky regions.
     Average commercial loans increased $1.0 billion, or 11% ($0.5 billion merger-related). Residential mortgages increased $0.4 billion, or 12% ($0.3 billion merger-related), despite a 14% decline in closed loan origination volume from the year-ago period. Home equity loans and lines of credit increased $0.2 billion, or 4% ($0.1 billion merger-related) compared to the year-ago period, as the impact of the Unizan merger was partially offset by a decline in broker-originated activity.

Regional Banking Average Loans & Leases

		Increase from
	Six months ended	Six months ended
(in millions of dollars)	June 30, 2006	June 30, 2005

Region
Central Ohio	$3,390	8%
Northern Ohio	2,568	2
Southern Ohio / Kentucky	2,143	7
Eastern Ohio	1,181	N.M.
West Michigan	2,374	2
East Michigan	1,558	7
West Virginia	990	11
Indiana	997	—
Mortgage and equipment leasing groups	3,477	5

Total loans and leases	$18,678	10%

          N.M., not a meaningful value.
     Growth in average deposits was also broad-based, with the impact of the Unizan merger primarily reflected in the newly created Eastern Ohio region:
Regional Banking Average Deposits

		Increase from
	Six months ended	Six months ended
(in millions of dollars)	June 30, 2006	June 30, 2005

Region
Central Ohio	$4,708	4%
Northern Ohio	3,571	3
Southern Ohio / Kentucky	2,151	22
Eastern Ohio	1,375	N.M.
West Michigan	2,798	5
East Michigan	2,254	(1)
West Virginia	1,484	8
Indiana	784	10
Mortgage and equipment leasing groups	175	(7)

Total deposits	$19,300	10%

          N.M., not a meaningful value.
     The $1.8 billion, or 10%, increase in average total deposits primarily reflected a $1.0 billion impact from the Unizan merger. A 45% increase in domestic time deposits was partially offset by an 8% decrease in savings deposits, as customers preferred higher yielding, fixed-rate deposit products. Non-interest bearing deposits grew 7% from the year-ago period, predominantly the result of accounts acquired in the Unizan merger. Largely due to the Unizan merger, Retail Banking non-interest bearing checking account (DDA) households at June 30, 2006, increased to 557,103, a gain of 47,011 households, or 9%, (36,343 were merger-related) from the year-ago first six-month period, with the number of small business DDA relationships up 7,038, or 13% (4,635 were merger-related).

     Many of the key operating performance drivers improved compared with 2005. Since we focus on developing relationships, we monitor the “cross-sell” ratio as an indicator of our sales performance. This ratio measures success in selling multiple products to households. In Retail Banking, the 90-day cross-sell ratio increased 1% over the prior year six-month period, but the small business cross-sell ratio decreased 8% as a result of sales promotion, primarily in the second quarter of 2005, which was not repeated in the first six months of 2006. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers after first establishing a DDA account. In addition, the number of on-line consumer banking customers at June 30, 2006, grew 20% to 276,709 customers, which represented a relatively high 47% penetration of Retail Banking households and indicated a deepening relationship with those customers.
     The growth in revenue was accomplished without significant increases in Regional Banking’s expense base. Regional Banking’s efficiency ratio decreased to 53% from 57% in the year-ago six-month period, reflecting slow revenue growth with a continued focus on expense management, while still making investments in distribution and technology.

Table 26 — Regional Banking (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)

Net interest income	$227,454	$208,063	$203,329	$197,254	$193,741	$435,517	$378,768	$56,749	15.0%
Provision for credit losses	14,844	10,390	19,323	10,888	8,717	25,234	21,035	4,199	20.0

Net interest income after provision for credit losses	212,610	197,673	184,006	186,366	185,024	410,283	357,733	52,550	14.7

Operating lease income	2,708	2,342	1,807	1,441	1,206	5,050	2,170	2,880	N.M.
Service charges on deposit accounts	46,093	40,188	41,999	43,780	41,256	86,281	79,664	6,617	8.3
Brokerage and insurance income	4,789	3,863	3,904	3,963	4,545	8,652	8,072	580	7.2
Trust services	250	214	376	197	169	464	341	123	36.1
Mortgage banking	12,367	8,901	10,784	10,798	8,091	21,268	16,669	4,599	27.6
Other service charges and fees	12,933	11,390	11,357	11,325	11,127	24,323	21,172	3,151	14.9
Other income	13,645	10,911	11,881	9,450	9,909	24,556	19,414	5,142	26.5

Total non-interest income before securities gains	92,785	77,809	82,108	80,954	76,303	170,594	147,502	23,092	15.7
Securities gains	—	—	—	—	18	—	18	(18)	(100.0)

Total non-interest income	92,785	77,809	82,108	80,954	76,321	170,594	147,520	23,074	15.6

Operating lease expense	2,146	1,937	1,544	1,186	997	4,083	1,796	2,287	N.M.
Personnel costs	67,973	65,006	59,702	60,815	61,619	132,979	122,474	10,505	8.6
Other expense	105,405	75,758	85,872	83,706	84,872	181,163	173,441	7,722	4.5

Total non-interest expense	175,524	142,701	147,118	145,707	147,488	318,225	297,711	20,514	6.9

Income before income taxes	129,871	132,781	118,996	121,613	113,857	262,652	207,542	55,110	26.6
Provision for income taxes (2)	45,455	46,473	41,649	42,565	39,850	91,928	72,640	19,288	26.6

Net income — operating (1)	$84,416	$86,308	$77,347	$79,048	$74,007	$170,724	$134,902	$35,822	26.6%

Revenue — fully taxable equivalent (FTE)
Net interest income	$227,454	$208,063	$203,329	$197,254	$193,741	$435,517	$378,768	$56,749	15.0%
Tax equivalent adjustment (2)	255	247	251	261	277	502	544	(42)	(7.7)

Net interest income (FTE)	227,709	208,310	203,580	197,515	194,018	436,019	379,312	56,707	14.9
Non-interest income	92,785	77,809	82,108	80,954	76,321	170,594	147,520	23,074	15.6

Total revenue (FTE)	$320,494	$286,119	$285,688	$278,469	$270,339	$606,613	$526,832	$79,781	15.1%

Total revenue excluding securities gains (FTE)	$320,494	$286,119	$285,688	$278,469	$270,321	$606,613	$526,814	$79,799	15.1%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$4,044	$3,746	$3,673	$3,567	$3,630	$3,899	$3,530	$369	10.5%
Middle market commercial real estate
Construction	1,227	1,432	1,631	1,648	1,615	1,329	1,605	(276)	(17.2)
Commercial	2,558	2,200	1,687	1,643	1,613	2,380	1,600	780	48.8
Small business loans	2,456	2,121	2,230	2,251	2,230	2,290	2,207	83	3.8

Total commercial	10,285	9,499	9,221	9,109	9,088	9,898	8,942	956	10.7

Consumer
Auto loans — indirect	2	2	2	3	3	2	3	(1)	(33.3)
Home equity loans & lines of credit	4,538	4,367	4,327	4,354	4,314	4,453	4,283	170	4.0
Residential mortgage	4,016	3,708	3,581	3,574	3,509	3,862	3,441	421	12.2
Other loans	470	454	393	386	381	463	381	82	21.5

Total consumer	9,026	8,531	8,303	8,317	8,207	8,780	8,108	672	8.3

Total loans & leases	$19,311	$18,030	$17,524	$17,426	$17,295	$18,678	$17,050	$1,628	9.5%

Operating lease assets	$47	$41	$29	$22	$18	$44	$17	$27	N.M. %

Deposits:
Non-interest bearing deposits	$3,368	$3,221	$3,196	$3,165	$3,089	$3,294	$3,075	$219	7.1%
Interest bearing demand deposits	7,029	6,806	6,754	6,796	6,925	6,919	7,053	(134)	(1.9)
Savings deposits	2,456	2,535	2,423	2,534	2,667	2,495	2,710	(215)	(7.9)
Domestic time deposits	6,617	5,673	5,169	4,789	4,349	6,148	4,250	1,898	44.7
Foreign time deposits	447	442	459	432	404	444	403	41	10.2

Total deposits	$19,917	$18,677	$18,001	$17,716	$17,434	$19,300	$17,491	$1,809	10.3%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 26 — Regional Banking (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.65%	1.81%	1.63%	1.67%	1.61%	1.73%	1.50%	0.23%
Return on average equity	29.9	33.5	29.9	30.6	29.9	31.6	27.4	4.2
Net interest margin	4.68	4.64	4.53	4.41	4.45	4.66	4.45	0.21
Efficiency ratio	54.8	49.9	51.5	52.3	54.6	52.5	56.5	(4.0)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(1,957)	$5,368	$(2,623)	$(1,432)	$(619)	$3,411	$13,554	$(10,143)	(74.8)%
Middle market commercial real estate	1,401	175	$14	2,280	2,216	1,576	2,181	(605)	(27.7)
Small business loans	2,530	3,709	4,465	3,062	2,141	6,239	4,424	1,815	41.0

Total commercial	1,974	9,252	1,856	3,910	3,738	11,226	20,159	(8,933)	(44.3)

Consumer
Auto loans	(14)	(48)	(9)	(4)	45	(62)	42	(104)	N.M.
Home equity loans & lines of credit	4,521	4,223	4,233	4,070	4,969	8,744	8,932	(188)	(2.1)
Residential mortgage	688	715	941	522	430	1,403	698	705	N.M.
Other loans	2,004	1,316	1,633	1,871	1,140	3,320	2,303	1,017	44.2

Total consumer	7,199	6,206	6,798	6,459	6,584	13,405	11,975	1,430	11.9

Total net charge-offs	$9,173	$15,458	$8,654	$10,369	$10,322	$24,631	$32,134	$(7,503)	(23.3)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.19)%	0.58%	(0.28)%	(0.16)%	(0.07)%	0.18%	0.78%	(0.60)%
Middle market commercial real estate	0.15	0.02	—	0.27	0.28	0.09	0.14	(0.05)
Small business loans	0.41	0.71	0.79	0.54	0.39	0.54	0.40	0.14

Total commercial	0.08	0.40	0.08	0.17	0.16	0.23	0.46	(0.23)

Consumer
Auto loans	(2.81)	(9.73)	(1.79)	(0.53)	6.02	(6.25)	2.83	(9.08)
Home equity loans & lines of credit	0.40	0.39	0.39	0.37	0.46	0.40	0.42	(0.02)
Residential mortgage	0.07	0.08	0.10	0.06	0.05	0.07	0.04	0.03
Other loans	1.71	1.18	1.65	1.92	1.20	1.45	1.22	0.23

Total consumer	0.32	0.30	0.32	0.31	0.32	0.31	0.30	0.01

Total net charge-offs	0.19%	0.35%	0.20%	0.24%	0.24%	0.27%	0.38%	(0.11)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$41	$42	$23	$23	$22	$41	$22	$19	86.4%
Middle market commercial real estate	25	18	16	13	15	25	15	10	66.7
Small business loans	27	29	29	26	20	27	20	7	35.0
Residential mortgage	22	28	18	16	13	22	13	9	69.2
Home equity	14	14	11	9	8	14	8	6	75.0

Total non-accrual loans	129	131	97	87	78	129	78	51	65.4
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	129	131	97	87	78	129	78	51	65.4
Other real estate, net (OREO)	36	19	15	11	12	36	12	24	N.M.

Total non-performing assets	$165	$150	$112	$98	$90	$165	$90	$75	83.3%

Accruing loans past due 90 days or more	$41	$44	$41	$42	$45	$41	$45	$(4)	(8.9)%

Allowance for loan and lease losses (ALLL) (eop)	$235	$228	$213	$200	$202	$235	$202	$33	16.3%
ALLL as a % of total loans and leases	1.21%	1.19%	1.22%	1.14%	1.16%	1.21%	1.16%	0.05%
ALLL as a % of NPLs	182.2	174.0	219.6	229.9	259.0	182.2	259.0	(76.8)
ALLL + OREO as a % of NPAs	164.2	164.7	203.6	215.3	237.8	164.2	237.8	(73.6)
NPLs as a % of total loans and leases	0.66	0.68	0.55	0.50	0.45	0.66	0.45	0.21
NPAs as a % of total loans and leases + OREO	0.85	0.78	0.64	0.56	0.52	0.85	0.52	0.33

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 26 — Regional Banking (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,944	4,899	4,537	4,522	4,591	4,944	4,591	353	7.7%

Retail Banking
Average loans (in millions)	$5,985	$5,511	$5,163	$5,173	$5,133	$5,753	$5,086	$667	13.1%
Average deposits (in millions)	13,141	12,256	11,691	11,612	11,554	12,701	11,509	1,192	10.4
# employees — full-time equivalent (eop)	3,571	3,540	3,245	3,270	3,343	3,571	3,343	228	6.8
# banking offices (eop)	370	375	334	338	336	370	336	34	10.1
# ATMs (eop)	1,002	998	944	906	818	1,002	818	184	22.5
# DDA households (eop) (2)	557,103	517,277	514,690	515,838	510,092	557,103	510,092	47,011	9.2
# New relationships 90-day cross-sell (average) (2)	2.83	2.81	2.93	2.71	2.86	2.82	2.78	0.04	1.4
# on-line customers (eop) (2)	276,709	260,890	245,143	239,848	229,967	276,709	229,967	46,742	20.3
% on-line retail household penetration (eop) (2)	47%	48%	45%	44%	43%	47%	43%	4%

Small Business
Average loans (in millions)	$2,456	$2,121	$2,230	$2,251	$2,230	$2,290	$2,207	$83	3.8%
Average deposits (in millions)	2,429	2,172	2,192	2,152	2,051	2,301	2,029	272	13.4
# employees — full-time equivalent (eop)	313	291	269	267	280	313	280	32	11.5
# business DDA relationships (eop) (2)	60,086	54,828	53,998	53,835	53,048	60,086	53,048	7,038	13.3
# New relationships 90-day cross-sell (average) (2)	2.32	2.16	2.23	2.28	2.56	2.24	2.43	(0.19)	(7.8)

Commercial Banking
Average loans (in millions)	$7,846	$7,408	$7,124	$7,002	$6,981	$7,628	$6,851	$777	11.3%
Average deposits (in millions)	4,170	4,099	3,927	3,746	3,639	4,135	3,777	358	9.5
# employees — full-time equivalent (eop)	468	473	432	431	450	468	450	18	4.1
# customers (eop) (2)	6,041	4,914	4,636	4,805	4,966	6,041	4,966	1,075	21.6

Mortgage Banking
Average loans (in millions) (3)	$3,023	$2,991	$3,007	$3,000	$2,951	$3,007	$2,906	$101	3.5%
Average deposits (in millions)	177	150	191	206	190	163	176	(13)	(7.4)
# employees — full-time equivalent (eop)	593	594	591	554	519	593	519	74	14.2
Closed loan volume (in millions) (2)	$831	$596	$712	$918	$892	$1,427	$1,654	$(227)	(13.7)
Portfolio closed loan volume (in millions) (2)	354	184	248	274	396	537	760	(223)	(29.3)
Agency delivery volume (in millions) (2)	400	355	500	472	382	755	717	38	5.3
Total servicing portfolio (in millions) (2)	12,612	11,714	11,582	11,456	11,240	12,612	11,240	1,372	12.2
Portfolio serviced for others (in millions) (2)	7,725	7,386	7,276	7,081	6,951	7,725	6,951	774	11.1
Mortage servicing rights (in millions) (2)	136.2	121.3	91.3	85.9	71.1	136.2	71.1	65.1	91.6

N.M., not a meaningful value.

N/A	- Not Available.

eop	- End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Periods prior to 2Q06 exclude Unizan.

(3)	Unizan mortgage loans in Retail Banking

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
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share. To manage our credit exposure, we sell a portion of our originated loans.
     Automobile lease accounting significantly impacts the presentation of Dealer Sales’ financial results. Automobile leases originated prior to May 2002 are accounted for as operating leases, with leases originated since April 2002 accounted for as direct financing leases. This accounting treatment impacts Dealer Sales’ financial performance metrics including net interest income, non-interest income, and non-interest expense. Valuation of residuals on leased automobiles, and the related accounting for residual value losses, are also important factors in the overall profitability of automobile leases.
2006 First Six Months versus 2005 First Six Months
     Dealer Sales contributed $33.8 million, or 16%, of our net operating earnings for the first six months of 2006, down $3.9 million, or 10%, from the same year-ago period. This primarily reflected the negative impacts of a lower net contribution from operating lease assets and a decline in net interest income, partially offset by the benefits of a lower provision for credit losses, growth in non-interest income before operating lease income, and a decline in non-interest expense before operating lease expense. Dealer Sales’ ROA was 1.24%, down from 1.25% for the first six months of 2005, with an ROE of 21.2%, up from 20.7% for the year-ago period.
     Operating lease income and operating lease expense continued to decline as that portfolio continued to run off. As a result, the net earnings contribution from operating leases in the first six months of 2006 was $7.9 million ($29.2 million in operating lease income offset by $21.3 million in operating lease expense), down $9.7 million, or 55%, from the year-ago period’s net contribution of $17.6 million ($82.6 million in operating lease income offset by $65.0 million in operating lease expense). Average operating lease assets declined 71% from the year-ago period.
     Net interest income declined $5.1 million, or 7%, from the year-ago period reflecting a 5% decline in average loans and leases, as well as a 7 basis point decline in the net interest margin to 2.68% from 2.75%. The decline in average loans and leases reflected the continued program of selling a portion of loan originations.
     The decline in the net interest margin continued to reflect aggressive pricing competition combined with increases in funding costs over the last 21 months on new loan and lease originations. We expect Dealer Sales net interest margin to be somewhat lower than the total Company’s, as this line of business does not have lower cost deposit balances to offset its loan and lease funding costs. This business is directly impacted by the general automotive sales business in the Midwest, as well as programs initiated by manufacturers to enhance and increase sales.
     During the first half of 2006, as compared to the first half of 2005, new car sales in the Midwest, as well as on a national basis, were soft with the domestic automobile manufacturers continuing to post sizeable reductions in sales volumes. Nevertheless, Dealer Sales’ automobile loan originations were up 21% over last year, buoyed by more used car financing than in the year-ago period. As a result of competition from manufacturers for automobile leases, we experienced a 48% reduction in automobile lease production from the first half of last year.

     The average length of a loan continued to increase slightly from the prior year, while the length of a lease remained stable. Profitability of originated loans and leases was generally stable as our focus on profitable business remained intact despite intense pricing competition and increases in funding costs.
     The provision for credit losses for the first six months of 2006 decreased $4.6 million, or 40%, from the same period a year-ago. This decrease primarily reflected lower credit risk in the automobile loan and lease portfolio compared to last year. Net charge-offs for all loans and leases decreased $0.4 million, but was an annualized 0.39% of average total loans and leases for both six-month periods.
     Non-interest income before operating lease income reflected an increase in other income and brokerage and insurance income. Other income increased $1.9 million, reflecting higher servicing income and gains on sales of automobile loans. Loans sold totaled $388 million during the first six months of 2006, compared to $53 million in the 2005 period. Brokerage and insurance income increased $0.9 million, reflecting improved revenue from the sale of a debt cancellation protection product to automobile loan and lease customers, as well as a reduction in claims filed under this product.
     Non-interest expense before operating lease expense reflected declines in other non-interest expenses, as well as in personnel costs. Other expenses declined $1.4 million, or 5%, primarily due to lower lease residual value related costs and collection related legal costs, while personnel expenses declined $0.2 million, or 3.1%.

Table 27 — Dealer Sales (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$34,803	$34,848	$34,957	$35,832	$36,890	$69,651	$74,799	$(5,148)	(6.9)%
Provision for credit losses	(949)	7,762	9,035	5,488	4,468	6,813	11,399	(4,586)	(40.2)

Net interest income after provision for credit losses	35,752	27,086	25,922	30,344	32,422	62,838	63,400	(562)	(0.9)

Operating lease income	12,143	17,048	22,535	27,821	36,891	29,191	82,659	(53,468)	(64.7)
Service charges on deposit accounts	192	129	131	154	178	321	335	(14)	(4.2)
Brokerage and insurance income	978	1,544	1,235	1,155	1,091	2,522	1,636	886	54.2
Trust services	—	1	1	1	1	1	1	—	—
Mortgage banking	—	—	—	(2)	(1)	—	(1)	1	(100.0)
Other service charges and fees	1	1	1	1	1	2	2	—	—
Other income	8,175	8,253	8,241	9,326	7,891	16,428	14,563	1,865	12.8

Total non-interest income before securities gains	21,489	26,976	32,144	38,456	46,052	48,465	99,195	(50,730)	(51.1)
Securities gains	—	—	—	—	—	—	—	—	N.M.

Total non-interest income	21,489	26,976	32,144	38,456	46,052	48,465	99,195	(50,730)	(51.1)

Operating lease expense	8,658	12,670	17,182	21,637	27,882	21,328	65,031	(43,703)	(67.2)
Personnel costs	5,175	5,404	5,096	4,978	5,250	10,579	10,793	(214)	(2.0)
Other expense	14,103	13,284	16,516	16,309	14,773	27,387	28,758	(1,371)	(4.8)

Total non-interest expense	27,936	31,358	38,794	42,924	47,905	59,294	104,582	(45,288)	(43.3)

Income before income taxes	29,305	22,704	19,272	25,876	30,569	52,009	58,013	(6,004)	(10.3)
Provision for income taxes (2)	10,257	7,946	6,745	9,057	10,699	18,203	20,304	(2,101)	(10.3)

Net income — operating (1)	$19,048	$14,758	$12,527	$16,819	$19,870	$33,806	$37,709	$(3,903)	(10.4)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$34,803	$34,848	$34,957	$35,832	$36,890	$69,651	$74,799	$(5,148)	(6.9)%
Tax equivalent adjustment (2)	—	—	—	—	—	—	—	—	N.M.

Net interest income (FTE)	34,803	34,848	34,957	35,832	36,890	69,651	74,799	(5,148)	(6.9)
Non-interest income	21,489	26,976	32,144	38,456	46,052	48,465	99,195	(50,730)	(51.1)

Total revenue (FTE)	$56,292	$61,824	$67,101	$74,288	$82,942	$118,116	$173,994	$(55,878)	(32.1)%

Total revenue excluding securities gains (FTE)	$56,292	$61,824	$67,101	$74,288	$82,942	$118,116	$173,994	$(55,878)	(32.1)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$853	$834	$728	$642	$795	$844	$788	$56	7.1%
Middle market commercial real estate
Construction	—	—	3	7	6	—	6	(6)	(100)
Commercial	19	15	24	57	60	17	62	(45)	(72.6)

Total commercial	872	849	755	706	861	861	856	5	0.6

Consumer
Auto leases — indirect	2,095	2,221	2,337	2,424	2,468	2,157	2,465	(308)	(12.5)
Auto loans — indirect	2,042	1,992	2,016	2,075	2,066	2,017	2,035	(18)	(0.9)
Home equity loans & lines of credit	—	—	—	—	—	—	—	—	N.M.
Other loans	125	121	117	111	101	123	96	27	28.1

Total consumer	4,262	4,334	4,470	4,610	4,635	4,297	4,596	(299)	(6.5)

Total loans & leases	$5,134	$5,183	$5,225	$5,316	$5,496	$5,158	$5,452	$(294)	(5.4)%

Operating lease assets	$105	$159	$216	$287	$391	$132	$452	$(320)	(70.8)%

Deposits:
Non-interest bearing deposits	$52	$52	$57	$66	$63	$52	$64	$(12)	(18.8)%
Interest bearing demand deposits	2	2	2	2	3	2	3	(1)	(33.3)
Foreign time deposits	2	4	4	4	3	3	3	—	—

Total deposits	$56	$58	$63	$72	$69	$57	$70	$(13)	(18.6)%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 27 — Dealer Sales (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.40%	1.08%	0.88%	1.14%	1.31%	1.24%	1.25%	(0.01)%
Return on average equity	24.0	18.4	14.8	19.1	22.0	21.2	20.7	0.5
Net interest margin	2.67	2.68	2.62	2.63	2.66	2.68	2.75	(0.07)
Efficiency ratio	49.6	50.7	57.8	57.8	57.8	50.2	60.1	(9.9)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(23)	$(110)	$941	$491	—	$(133)	—	$(133)	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total commercial	(23)	(110)	941	491	—	(133)	—	(133)	N.M.

Consumer
Auto leases	1,761	3,515	3,422	3,105	2,123	5,276	5,137	139	2.7
Auto loans	1,183	3,025	3,222	3,899	1,619	4,208	4,838	(630)	(13.0)
Home equity loans & lines of credit	—	—	18	—	—	—	—	—	N.M.
Other loans	123	494	269	185	242	617	417	200	48.0

Total consumer	3,067	7,034	6,931	7,189	3,984	10,101	10,392	(291)	(2.8)

Total net charge-offs	$3,044	$6,924	$7,872	$7,680	$3,984	$9,968	$10,392	$(424)	(4.1)%

Net charge-offs - annualized percentages
Commercial
Middle market commercial and industrial	(0.01)%	(0.05)%	0.51%	0.30%	—%	(0.03)%	—%	(0.03)%
Middle market commercial real estate	—	—	—	—	—	—	—	—

Total commercial	(0.01)	(0.05)	0.49	0.28	—	(0.03)	—	(0.03)

Consumer
Auto leases	0.34	0.64	0.58	0.51	0.35	0.49	0.42	0.07
Auto loans	0.23	0.62	0.63	0.75	0.31	0.42	0.48	(0.06)
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
Other loans	0.39	1.66	0.91	0.66	0.96	1.01	0.88	0.13

Total consumer	0.29	0.66	0.62	0.62	0.34	0.47	0.46	0.01

Total net charge-offs	0.24%	0.54%	0.60%	0.57%	0.29%	0.39%	0.39%	—%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	—	$—	$—	$1	$3	—	$3	(3)	(100.0)%
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	—	—	—	1	3	—	3	(3)	(100.0)
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	—	—	—	1	3	—	3	(3)	(100.0)
Other real estate, net (OREO)	—	—	—	—	—	—	—	—	N.M.

Total non-performing assets	$—	$—	$—	$1	$3	$—	$3	(3)	(100.0)%

Accruing loans past due 90 days or more	$6	$5	$10	$8	$7	$6	$7	$(1)	(14.3)%

Allowance for loan and lease losses (ALLL) (eop)	$37	$40	$39	$39	$40	$37	$40	$(3)	(7.5)%
ALLL as a% of total loans and leases	0.73%	0.77%	0.74%	0.74%	0.74%	0.73%	0.74%	(0.01)%
ALLL as a% of NPLs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a% of NPAs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
NPLs as a% of total loans and leases	—	—	—	0.02	0.06	—	0.06	(0)
NPAs as a% of total loans and leases + OREO	—	—	—	0.02	0.06	—	0.06	(0)
N.M., not a meaningful value.
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Table 27 — Dealer Sales (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	342	347	361	358	381	342	381	(39)	(10.2)%

Automobile loans
Production (in millions)	$467.6	$416.3	$301.0	$469.3	$365.6	$883.9	$732.5	151	20.7%
% Production new vehicles	49.5%	47.2%	53.0%	64.5%	56.3%	48.4%	52.1%	(3.7)%
Average term (in months)	68.3	67.6	65.5	65.1	65.1	68.0	65.0	2.9

Automobile leases
Production (in millions)	$109.1	$73.9	$95.2	$118.7	$161.3	$183.0	$352.2	(169)	(48.0)%
% Production new vehicles	97.2%	97.0%	98.5%	98.8%	98.1%	97.1%	98.6%	(1.5)%
Average term (in months)	53.1	53.1	52.3	54.6	53.3	53.1	53.3	(0.2)
Average residual %	41.5%	41.7%	42.6%	39.8%	41.4%	41.6%	42.1%	(0.5)%
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Private Financial and Capital Markets Group
(See Significant Factor1.)
Objectives, Strategies, and Priorities
     The Private Financial and Capital Markets Group (PFCMG) provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 29 proprietary mutual funds, including 10 variable annuity funds, which represented approximately $3.7 billion in assets under management at June 30, 2006. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through more than 100 licensed investment sales representatives and 600 licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
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
2006 First Six Months versus 2005 First Six Months
     PFCMG contributed $28.7 million, or 13%, of our operating earnings for the first six months of 2006, up $6.0 million, or 27%, from the comparable year-ago period. The improvement reflected a $14.2 million increase in fully taxable equivalent revenue, partially offset by a $2.9 million increase in the provision for credit losses and a $1.9 million increase in total non-interest expense. The ROA and ROE for the first six months of 2006 were 2.81% and 37.6%, respectively, up from to 2.37% and 35.6%, respectively, for the first six months of 2005.
     The overall improvement in performance for the 2006 first six months was largely the result of continued success in the trust and asset management business. At June 30, 2006, assets under management were $12 billion, a 17% increase from June 30, 2005. Total trust assets exceeded $48 billion, a 9% increase from the prior year, and total trust fees grew for the eleventh consecutive quarter. The Unizan acquisition completed in the 2006 first quarter contributed $1.1 billion of the $3.9 billion growth in total trust assets and $0.8 billion of the $1.7 billion growth in managed assets. Core growth in managed assets resulted from the continued success of utilizing the Huntington Investment Company (HIC) sales team as the distribution source for trust and investment management products and services. Managed assets in Huntington Asset Management Accounts (HAMA), which are primarily sold through HIC, grew more than $234.8 million, or 58%, since June 30, 2005. We also expanded our trust presence in the Florida market by opening two new offices in mid-year 2005. By June 30, 2006, total managed assets for these two offices were $186 million. The solid investment performance of the Huntington proprietary mutual funds was reflected in strong growth in fund assets. At June 30, 2006, Huntington Fund assets were $3.7 billion, an 11% increase from June 30, 2005, and equity fund assets exceeded $1.4 billion, a 14% increase year-over-year. In addition, three of the eight equity funds eligible for rating had an overall Morningstar “4 Star” or “5 Star” rating and one fixed-income fund had a Morningstar “5 Star” rating. Two other equity funds also had Morningstar “4 Star” ratings for either the three or five-year periods ended June 30, 2006.
     Our results for the first six months of 2006 also reflected the benefit of a favorable $3.7 million valuation adjustment in the Capital Markets equity securities. This contrasts with a negative $1.2 million hedge fund valuation adjustment for the comparable period in 2005. The Capital Markets Group also realized increased fee income of $2.6 million in the first six months of 2006, primarily as a result of participation gains realized from mezzanine lending.

     Non-interest expense increased $1.9 million, or 3%, from the first six months of 2005, largely due to increased expenses from the Unizan acquisition, the opening of the two new Florida trust offices in mid-year 2005, and stock options expense.

Table 28 — Private Financial and Capital Markets Group (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$18,037	$17,569	$18,451	$18,559	$19,555	$35,606	$36,400	$(794)	(2.2)%
Provision for credit losses	1,850	1,388	2,473	1,323	(290)	3,238	335	2,903	N.M.

Net interest income after provision for credit losses	16,187	16,181	15,978	17,236	19,845	32,368	36,065	(3,697)	(10.3)

Service charges on deposit accounts	924	889	961	950	897	1,813	1,771	42	2.4
Brokerage and insurance income	8,602	9,723	7,961	8,828	7,908	18,325	16,861	1,464	8.7
Trust services	22,426	21,063	20,048	19,473	18,943	43,489	36,967	6,522	17.6
Mortgage banking	(291)	(280)	(261)	(137)	(234)	(571)	(511)	(60)	11.7
Other service charges and fees	138	118	130	123	124	256	237	19	8.0
Other income	7,383	9,402	6,928	5,000	5,387	16,785	9,751	7,034	72.1

Total non-interest income before securities gains	39,182	40,915	35,767	34,237	33,025	80,097	65,076	15,021	23.1
Securities gains	(43)	(21)	(3)	21	52	(64)	52	(116)	N.M.

Total non-interest income	39,139	40,894	35,764	34,258	33,077	80,033	65,128	14,905	22.9

Personnel costs	21,766	20,353	18,834	18,562	19,407	42,119	38,187	3,932	10.3
Other expense	15,698	10,358	13,322	14,227	13,394	26,056	28,063	(2,007)	(7.2)

Total non-interest expense	37,464	30,711	32,156	32,789	32,801	68,175	66,250	1,925	2.9

Income before income taxes	17,862	26,364	19,586	18,705	20,121	44,226	34,943	9,283	26.6
Provision for income taxes (2)	6,252	9,227	6,855	6,547	7,042	15,479	12,230	3,249	26.6

Net income — operating (1)	$11,610	$17,137	$12,731	$12,158	$13,079	$28,747	$22,713	$6,034	26.6%

Revenue — fully taxable equivalent (FTE)
Net interest income	$18,037	$17,569	$18,451	$18,559	$19,555	$35,606	$36,400	$(794)	(2.2)%
Tax equivalent adjustment (2)	133	101	129	104	93	234	133	101	75.9

Net interest income (FTE)	18,170	17,670	18,580	18,663	19,648	35,840	36,533	(693)	(1.9)
Non-interest income	39,139	40,894	35,764	34,258	33,077	80,033	65,128	14,905	22.9

Total revenue (FTE)	$57,309	$58,564	$54,344	$52,921	$52,725	$115,873	$101,661	$14,212	14.0%

Total revenue excluding securities gains (FTE)	$57,352	$58,585	$54,347	$52,900	$52,673	$115,937	$101,609	$14,328	14.1%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$561	$552	$545	$499	$476	$557	$488	$69	14.1%
Middle market commercial real estate
Construction	16	22	41	65	57	19	48	(29)	(60.4)
Commercial	222	208	212	222	232	215	232	(17)	(7.3)

Total commercial	799	782	798	786	765	791	768	23	3.0

Consumer
Home equity loans & lines of credit	334	327	326	327	322	331	320	11	3.4
Residential mortgage	613	598	584	583	571	606	559	47	8.4
Other loans	10	11	11	10	9	10	9	1	11.1

Total consumer	957	936	921	920	902	947	888	59	6.6

Total loans & leases	$1,756	$1,718	$1,719	$1,706	$1,667	$1,738	$1,656	$82	5.0%

Deposits:
Non-interest bearing deposits	$174	$163	$191	$175	$200	$169	$194	$(25)	(12.9)%
Interest bearing demand deposits	747	754	740	741	749	750	744	6	0.8
Savings deposits	34	38	41	41	43	36	43	(7)	(16.3)
Domestic time deposits	168	176	169	159	139	172	129	43	33.3
Foreign time deposits	21	19	20	18	19	20	20	0	—

Total deposits	$1,144	$1,150	$1,161	$1,134	$1,150	$1,147	$1,130	$17	1.5%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 28 — Private Financial and Capital Markets Group (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	2.21%	3.45%	2.51%	2.40%	2.69%	2.81%	2.37%	0.44%
Return on average equity	27.7	50.0	38.3	36.8	41.6	37.6	35.6	2.0
Net interest margin	3.94	3.97	4.07	4.12	4.48	3.96	4.22	(0.26)
Efficiency ratio	65.3	52.4	59.2	62.0	62.3	58.8	65.2	(6.4)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$1,496	$1,629	$938	$(141)	$1,931	$3,125	$1,850	$1,275	68.9%
Middle market commercial real estate	(5)	(206)	(175)	(6)	(81)	(211)	(249)	38	(15.3)

Total commercial	1,491	1,423	763	(147)	1,850	2,914	1,601	1,313	82.0

Consumer
Home equity loans & lines of credit	264	292	247	23	96	556	96	460	N.M.
Residential mortgage	—	—	—	—	—	—	171	(171)	(100.0)
Other loans	(20)	119	32	28	12	99	142	(43)	(30.3)

Total consumer	244	411	279	51	108	655	409	246	60.1

Total net charge-offs	$1,735	$1,834	$1,042	$(96)	$1,958	$3,569	$2,010	$1,559	77.6%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	1.07%	1.20%	0.68%	(0.11)%	1.63%	1.13%	0.77%	0.36%
Middle market commercial real estate	(0.01)	(0.36)	(0.27)	(0.01)	(0.11)	(0.18)	(0.18)	—

Total commercial	0.75	0.74	0.38	(0.07)	0.97	0.74	0.42	0.32

Consumer
Home equity loans & lines of credit	0.32	0.36	0.30	0.03	0.12	0.34	0.06	0.28
Residential mortgage	—	—	—	—	—	—	0.06	(0.06)
Other loans	(0.80)	4.39	1.15	1.11	0.53	2.00	3.19	(1.19)

Total consumer	0.10	0.18	0.12	0.02	0.05	0.14	0.09	0.05

Total net charge-offs	0.40%	0.43%	0.24%	(0.02)%	0.47%	0.41%	0.25%	0.16%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$5	$4	$5	$2	$2	$5	$2	$3	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.
Residential mortgage	1	1	—	—	1	1	1	—	—
Home equity	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	6	5	5	2	3	6	3	3	100.0
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	6	5	5	2	3	6	3	3	100.0
Other real estate, net (OREO)	—	—	—	1	1	—	1	(1)	(100.0)

Total non-performing assets	$6	$5	$5	$3	$4	$6	$4	$2	50.0%

Accruing loans past due 90 days or more	$2	$3	$5	$1	$1	$2	$1	1	100%

Allowance for loan and lease losses (ALLL) (eop)	$16	$16	$16	$15	$13	$16	$13	$3	23.1%
ALLL as a % of total loans and leases	0.88%	0.93%	0.93%	0.87%	0.76%	0.88%	0.76%	0.12%
ALLL as a % of NPLs	266.7	320.0	320.0	N.M.	433.3	266.7	433.3	(166.6)
ALLL + OREO as a % of NPAs	266.7	320.0	320.0	N.M.	350.0	266.7	350.0	(83.3)
NPLs as a % of total loans and leases	0.33	0.29	0.29	0.12	0.18	0.33	0.18	0.15
NPAs as a % of total loans and leases + OREO	0.33	0.29	0.29	0.17	0.23	0.33	0.23	0.10

N.M., not a meaningful value.

eop — End of Period.

(1) Operating basis, see Lines of Business section for definition.

Table 28 — Private Financial and Capital Markets Group (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PRIVATE FINANCIAL SUPPLEMENTAL DATA
# employees — full-time equivalent (eop) (2)	781	766	722	721	740	781	740	41	5.5%
# licensed bankers (eop) (3)	641	600	661	640	615	641	615	26	4.2

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,487	$1,301	$1,007	$1,354	$1,427	$2,788	$3,135	$(347)	(11.1)%
Annuities revenue	7,265	7,593	6,090	6,294	6,010	14,858	11,957	2,901	24.3
12b-1 fees	615	615	750	615	680	1,230	1,260	(30)	(2.4)
Discount brokerage commissions and other	1,203	1,304	1,119	1,003	1,066	2,507	2,378	129	5.4

Total retail investment sales	10,570	10,813	8,966	9,266	9,183	21,383	18,730	2,653	14.2
Investment banking fees	—	—	—	—	—	—	—	—	N.M.
Insurance fees and revenue	2,756	2,685	2,793	3,403	3,134	5,441	5,863	(422)	(7.2)

Total brokerage and insurance income	13,326	13,498	$11,759	12,669	12,317	$26,824	$24,593	$2,231	9.1

Fee sharing	4,718	3,866	3,907	3,963	4,545	8,584	8,073	511	6.3

Total brokerage and insurance income (net of fee sharing)	$8,608	$9,632	$7,852	$8,706	$7,772	$18,240	$16,520	$1,720	10.4%

Mutual fund sales volume (in thousands) (3)	$50,115	$38,794	$32,498	$47,343	$45,280	$88,909	$103,887	(14,978)	(14.4)%
Annuities sales volume (in thousands) (3)	140,312	147,165	119,628	123,880	121,404	287,477	240,355	47,122	19.6

Trust Services Income (in thousands)
Personal trust revenue	$11,067	$10,274	$9,435	$9,104	$9,115	$21,341	$18,013	$3,328	18.5%
Huntington funds revenue	7,418	7,135	6,975	6,851	6,487	14,553	12,682	1,871	14.8
Institutional trust revenue	3,061	2,849	2,806	2,700	2,412	5,910	4,737	1,173	24.8
Corporate trust revenue	1,095	987	1,193	997	1,081	2,082	1,844	238	12.9
Other trust revenue	—	—	—	—	—	—	—	—	N.M.

Total trust services income	22,641	21,245	$20,409	19,652	19,095	$43,886	$37,276	$6,610	17.7

Fee sharing	215	182	361	179	152	397	309	88	28.5

Total trust services income (net of fee sharing)	$22,426	$21,063	$20,048	$19,473	$18,943	$43,489	$36,967	$6,522	17.6%

Assets Under Management (eop) (in billions) (3)
Personal trust	$6.4	$5.6	$5.5	$5.7	$5.5	$6.4	$5.5	$0.9	16.4%
Huntington funds	3.7	3.6	3.5	3.5	3.3	3.7	3.3	0.4	10.8
Institutional trust	1.2	1.1	1.1	1.0	1.0	1.2	1.0	0.3	27.6
Corporate trust	0.0	0.0	0.0	—	—	0.0	—	0.0	N.M.
Haberer	0.8	0.7	0.6	0.6	0.6	0.8	0.6	0.2	26.7
Other	—	—	—	—	—	—	—	—	N.M.

Total assets under management	$12.0	$10.9	$10.8	$10.8	$10.3	$12.0	$10.3	$1.7	16.6%

Total Trust Assets (eop) (in billions) (3)
Personal trust	$10.2	$9.4	$9.3	$9.4	$9.1	$10.2	$9.1	$1.1	12.3%
Huntington funds	3.7	3.6	3.5	3.5	3.3	3.7	3.3	0.4	10.8
Institutional trust	29.9	28.7	28.1	27.8	27.6	29.9	27.6	2.3	8.4
Corporate trust	4.7	4.6	4.7	4.8	4.6	4.7	4.6	0.1	1.1

Total trust assets	$48.5	$46.2	$45.6	$45.5	$44.6	$48.5	$44.6	$3.9	8.7%

Mutual Fund Data (3)
# Huntington mutual funds (eop) (4)	29	29	29	29	29	29	29	—
Sales penetration (5)	4.9%	5.4%	4.4%	5.0%	4.9%	5.0%	5.1%	(0.1)%
Revenue penetration (whole dollars) (6)	$3,369	$3,902	$3,094	$3,209	$3,143	$3,550	$3,169	$381	12.0%
Profit penetration (whole dollars) (7)	1,032	1,629	1,150	1,250	1,130	1,288	1,121	167	14.9
Average sales per licensed banker (whole dollars) annualized	64,459	59,716	53,402	55,886	62,683	62,099	57,062	5,037	8.8
Average revenue per licensed banker (whole dollars) annualized	2,963	2,874	2,526	2,511	2,796	2,921	2,565	356	13.9

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Includes Capital Markets employees.

(3)	Periods prior to 2Q06 exclude Unizan.

(4)	Includes variable annuity funds.

(5)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(6)	Investment program revenue per million of the bank’s retail deposits.

(7)	Contribution of investment program to pretax profit per million of the bank’s retail deposits.

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
     Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments including the valuation adjustment of MSRs to fair value, related hedging activity, as well as any investment securities and trading asset gains or losses.
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
2006 First Six Months versus 2005 First Six Months
     Income before income taxes for Treasury/Other declined $18.2 million to a $56.5 million loss for the first six months of 2006. The decline in income before taxes was largely related to lower net interest income and increases in non-interest expense. Net interest income for the first six months of 2006, was a negative $34.9 million compared with negative net interest income of $12.9 million in the year-ago six-month period. This $22.0 million decline resulted from higher interest expense attributable to the increase in market rates and in the credit provided to other lines of business for their non-interest bearing sources of funding. The decline was partially offset by a 17% increase in investment securities balances driven by purchases to replace securities sold by Unizan prior to the merger.
     Non-interest income increased $11.1 million compared to the first six months of 2005, primarily due to a $24.0 million increase in mortgage banking income. The increase in mortgage banking income reflected a $17.5 million positive impact of MSR valuation adjustments for the first six months of 2006, and a $6.5 million MSR temporary impairment in the comparable year-ago period, before hedge-related trading activity.
     Non-interest expense increased $7.2 million compared to the first six months of 2005, due to higher corporate administrative and other miscellaneous expenses not allocated to other business segments.
     The effective tax rate was 28.5% for the six month period, up 5.9% from the same period in 2005. The effective tax rate in 2005 included the positive impact on net income of a federal tax loss carryback.

Table 29 — Treasury/Other (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$(18,099)	$(16,800)	$(13,061)	$(10,008)	$(8,286)	$(34,899)	$(12,869)	$(22,030)	N.M. %
Provision for credit losses	—	—	—	—	—	—	—	—	N.M.

Net interest income after provision for credit losses	(18,099)	(16,800)	(13,061)	(10,008)	(8,286)	(34,899)	(12,869)	(22,030)	N.M.

Service charges on deposit accounts	16	16	(1,008)	(67)	(815)	32	(836)	868	N.M.
Brokerage and insurance income	(24)	63	1	2	—	39	1	38	N.M.
Mortgage banking	8,279	9,211	386	10,457	(10,232)	17,490	(6,472)	23,962	N.M.
Bank owned life insurance income	10,604	10,242	10,389	10,104	10,139	20,846	20,243	603	3.0
Other income	(9,277)	(5,678)	(3,695)	(13,504)	2,041	(14,955)	(1,103)	(13,852)	N.M.

Total non-interest income before securities gains	9,598	13,854	6,073	6,992	1,133	23,452	11,833	11,619	98.2
Securities gains	8	1	(8,767)	80	(413)	9	544	(535)	(98.3)

Total non-interest income	9,606	13,855	(2,694)	7,072	720	23,461	12,377	11,084	89.6

Total non-interest expense	11,435	33,645	12,287	11,632	19,942	45,080	37,870	7,210	19.0

Income before income taxes	(19,928)	(36,590)	(28,042)	(14,568)	(27,508)	(56,518)	(38,362)	(18,156)	47.3
Provision for income taxes (2)	(16,458)	(22,843)	(26,010)	(15,117)	(26,977)	(39,301)	(45,982)	6,681	(14.5)

Net income — operating (1)	$(3,470)	$(13,747)	$(2,032)	$549	$(531)	$(17,217)	$7,620	$(24,837)	N.M. %

Revenue — fully taxable equivalent (FTE)
Net interest income	$(18,099)	$(16,800)	$(13,061)	$(10,008)	$(8,286)	$(34,899)	$(12,869)	$(22,030)	N.M. %
Tax equivalent adjustment (2)	3,596	3,488	3,457	3,369	2,591	7,084	5,145	1,939	37.7

Net interest income (FTE)	(14,503)	(13,312)	(9,604)	(6,639)	(5,695)	(27,815)	(7,724)	(20,091)	N.M.
Non-interest income	9,606	13,855	(2,694)	7,072	720	23,461	12,377	11,084	89.6

Total revenue (FTE)	$(4,897)	$543	$(12,298)	$433	$(4,975)	$(4,354)	$4,653	$(9,007)	N.M. %

Total revenue excluding securities gains (FTE)	$(4,905)	$542	$(3,531)	$353	$(4,562)	$(4,363)	$4,109	$(8,472)	N.M. %

SELECTED AVERAGE BALANCES (in millions of dollars)
Securities	$5,025	$4,659	$4,266	$3,980	$3,972	$4,843	$4,142	$701	16.9%
Deposits:
Brokered time deposits and negotiable CDs	3,263	3,143	3,210	3,286	3,249	3,203	2,987	216	7.2%
Foreign time deposits	4	0	7	8	8	2	12	(10)	(83.3)

Total deposits	$3,267	$3,143	$3,217	$3,294	$3,257	$3,205	$2,999	$206	6.9%

PERFORMANCE METRICS

Return on average assets	(0.18)%	(0.85)%	(0.13)%	0.04%	(0.03)%	(0.49)%	0.24%	(0.73)%
Return on average equity	(1.0)	(4.6)	(0.7)	0.2	(0.2)	(2.7)	1.4	(4.1)
Net interest margin	(1.08)	(1.10)	(0.84)	(0.59)	(0.52)	(1.09)	(0.33)	(0.76)
Efficiency ratio	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	2,008	2,066	1,982	1,985	2,001	2,008	2,001	7	0.3%

N.M., not a meaningful value.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 30 — Total Company (1)

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$262,195	$243,680	$243,676	$241,637	$241,900	$505,875	$477,098	$28,777	6.0%
Provision for credit losses	15,745	19,540	30,831	17,699	12,895	35,285	32,769	2,516	7.7

Net interest income after provision for credit losses	246,450	224,140	212,845	223,938	229,005	470,590	444,329	26,261	5.9

Operating lease income	14,851	19,390	24,342	29,262	38,097	34,241	84,829	(50,588)	(59.6)
Service charges on deposit accounts	47,225	41,222	42,083	44,817	41,516	88,447	80,934	7,513	9.3
Brokerage and insurance income	14,345	15,193	13,101	13,948	13,544	29,538	26,570	2,968	11.2
Trust services	22,676	21,278	20,425	19,671	19,113	43,954	37,309	6,645	17.8
Mortgage banking	20,355	17,832	10,909	21,116	(2,376)	38,187	9,685	28,502	N.M.
Bank owned life insurance income	10,604	10,242	10,389	10,104	10,139	20,846	20,243	603	3.0
Other service charges and fees	13,072	11,509	11,488	11,449	11,252	24,581	21,411	3,170	14.8
Other income	19,926	22,888	23,355	10,272	25,228	42,814	42,625	189	0.4

Total non-interest income before securities gains	163,054	159,554	156,092	160,639	156,513	322,608	323,606	(998)	(0.3)
Securities gains	(35)	(20)	(8,770)	101	(343)	(55)	614	(669)	N.M.

Total non-interest income	163,019	159,534	147,322	160,740	156,170	322,553	324,220	(1,667)	(0.5)

Operating lease expense	10,804	14,607	18,726	22,823	28,879	25,411	66,827	(41,416)	(62.0)
Personnel costs	137,904	131,557	116,111	117,476	124,090	269,461	248,071	21,390	8.6
Other expense	103,651	92,251	95,518	92,753	95,167	195,902	191,515	4,387	2.3

Total non-interest expense	252,359	238,415	230,355	233,052	248,136	490,774	506,413	(15,639)	(3.1)

Income before income taxes	157,110	145,259	129,812	151,626	137,039	302,369	262,136	40,233	15.3
Provision for income taxes	45,506	40,803	29,239	43,052	30,614	86,309	59,192	27,117	45.8

Net income — operating (1)	$111,604	$104,456	$100,573	$108,574	$106,425	$216,060	$202,944	$13,116	6.5%

Revenue — fully taxable equivalent (FTE)
Net interest income	$262,195	$243,680	$243,676	$241,637	$241,900	$505,875	$477,098	$28,777	6.0%
Tax equivalent adjustment (2)	3,984	3,836	3,837	3,734	2,961	7,820	5,822	1,998	34.3

Net interest income (FTE)	266,179	247,516	247,513	245,371	244,861	513,695	482,920	30,775	6.4
Non-interest income	163,019	159,534	147,322	160,740	156,170	322,553	324,220	(1,667)	(0.5)

Total revenue (FTE)	$429,198	$407,050	$394,835	$406,111	$401,031	$836,248	$807,140	$29,108	3.6%

Total revenue excluding securities gains (FTE)	$429,233	$407,070	$403,605	$406,010	$401,374	$836,303	$806,526	$29,777	3.7%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$5,458	$5,132	$4,946	$4,708	$4,901	$5,300	$4,806	$494	10.3%
Middle market commercial real estate
Construction	1,243	1,454	1,675	1,720	1,678	1,348	1,659	(311)	(18.7)
Commercial	2,799	2,423	1,923	1,922	1,905	2,612	1,894	718	37.9
Small business loans	2,456	2,121	2,230	2,251	2,230	2,290	2,207	83	3.8

Total commercial	11,956	11,130	10,774	10,601	10,714	11,550	10,566	984	9.3

Consumer
Auto leases — indirect	2,095	2,221	2,337	2,424	2,468	2,157	2,465	(308)	(12.5)
Auto loans — indirect	2,044	1,994	2,018	2,078	2,069	2,019	2,038	(19)	(0.9)
Home equity loans & lines of credit	4,872	4,694	4,653	4,681	4,636	4,784	4,603	181	3.9
Residential mortgage	4,629	4,306	4,165	4,157	4,080	4,468	4,000	468	11.7
Other loans	605	586	521	507	491	596	486	110	22.6

Total consumer	14,245	13,801	13,694	13,847	13,744	14,024	13,592	432	3.2

Total loans & leases	$26,201	$24,931	$24,468	$24,448	$24,458	$25,574	$24,158	$1,416	5.9%

Operating lease assets	$152	$200	$245	$309	$409	$176	$469	$(293)	(62.5)%

Deposits:
Non-interest bearing deposits	$3,594	$3,436	$3,444	$3,406	$3,352	$3,515	$3,333	$182	5.5%
Interest bearing demand deposits	7,778	7,562	7,496	7,539	7,677	7,671	7,800	(129)	(1.7)
Savings deposits	2,490	2,573	2,464	2,575	2,710	2,531	2,753	(222)	(8.1)
Domestic time deposits	6,785	5,849	5,338	4,948	4,488	6,320	4,379	1,941	44.3
Brokered time deposits and negotiable CDs	3,263	3,143	3,210	3,286	3,249	3,203	2,987	216	7.2
Foreign time deposits	474	465	490	462	434	469	438	31	7.1

Total deposits	$24,384	$23,028	$22,442	$22,216	$21,910	$23,709	$21,690	$2,019	9.3%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

	2006		2005			2006	2005	1H06 vs. 1H05
	Second	First	Fourth	Third	Second	6 Months	6 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.25%	1.26%	1.22%	1.32%	1.31%	1.26%	1.26%	—%
Return on average equity	14.9	15.5	15.5	16.5	16.3	15.2	15.9	(0.7)
Net interest margin	3.34	3.32	3.34	3.31	3.36	3.33	3.34	(0.01)
Efficiency ratio	58.1	58.3	57.0	57.4	61.8	58.2	62.7	(4.5)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(484)	$6,887	$(744)	$(1,082)	$1,312	$6,403	$15,404	$(9,001)	(58.4)%
Middle market commercial real estate	1,396	(31)	$(161)	2,274	2,135	1,365	1,932	(567)	(29.3)
Small business loans	2,530	3,709	4,465	3,062	2,141	6,239	4,424	1,815	41.0

Total commercial	3,442	10,565	3,560	4,254	5,588	14,007	21,760	(7,753)	(35.6)

Consumer
Auto leases	1,761	3,515	3,422	3,105	2,123	5,276	5,137	139	2.7
Auto loans	1,169	2,977	3,213	3,895	1,664	4,146	4,880	(734)	(15.0)
Home equity loans & lines of credit	4,785	4,515	4,498	4,093	5,065	9,300	9,028	272	3.0
Residential mortgage	688	715	941	522	430	1,403	869	534	61.4
Other loans	2,107	1,929	1,934	2,084	1,394	4,036	2,862	1,174	41.0

Total consumer	10,510	13,651	14,008	13,699	10,676	24,161	22,776	1,385	6.1

Total net charge-offs	$13,952	$24,216	$17,568	$17,953	$16,264	$38,168	$44,536	$(6,368)	(14.3)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.04)%	0.54%	(0.06)%	(0.09)%	0.11%	0.24%	0.64%	(0.40)%
Middle market commercial real estate	0.14	—	(0.02)	0.25	0.24	0.07	0.11	(0.04)
Small business loans	0.41	0.70	0.80	0.54	0.38	0.54	0.40	0.14

Total commercial	0.12	0.38	0.13	0.16	0.21	0.24	0.41	(0.17)

Consumer
Auto leases	0.34	0.63	0.59	0.51	0.34	0.49	0.42	0.07
Auto loans	0.23	0.60	0.64	0.75	0.32	0.41	0.48	(0.07)
Home equity loans & lines of credit	0.39	0.38	0.39	0.35	0.44	0.39	0.39	—
Residential mortgage	0.06	0.07	0.09	0.05	0.04	0.06	0.04	0.02
Other loans	1.39	1.32	1.48	1.64	1.14	1.35	1.18	0.17

Total consumer	0.30	0.40	0.41	0.40	0.31	0.34	0.34	(0.00)

Total net charge-offs	0.21%	0.39%	0.29%	0.29%	0.27%	0.30%	0.37%	(0.07)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$46	$46	$28	$26	$27	$46	$27	$19	70.4%
Middle market commercial real estate	25	18	16	13	15	25	15	10	66.7
Small business loans	27	29	29	26	20	27	20	7	35.0
Residential mortgage	23	29	18	16	14	23	14	9	64.3
Home equity	14	14	11	9	8	14	8	6	75.0

Total non-accrual loans	135	136	102	90	84	135	84	51	60.7
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	135	136	102	90	84	135	84	51	60.7
Other real estate, net (OREO)	36	19	15	12	13	36	13	23	N.M.

Total non-performing assets	$171	$155	$117	$102	$97	$171	$97	$74	76.3%

Accruing loans past due 90 days or more	$49	$52	$56	$51	$53	$49	$53	$(4)	(7.5)%

Allowance for loan and lease losses (ALLL) (eop)	$288	$284	$268	$254	$255	$288	$255	$33	12.9%
ALLL as a % of total loans and leases	1.09%	1.09%	1.10%	1.04%	1.04%	1.09%	1.04%	0%
ALLL as a % of NPLs	213.0	209.0	263.0	283.0	304.0	213.0	304.0	(91.0)
ALLL + OREO as a % of NPAs	189.5	195.5	241.9	260.8	276.3	189.5	276.3	(86.8)
NPLs as a % of total loans and leases	0.51	0.52	0.42	0.37	0.34	0.51	0.34	0.17
NPAs as a % of total loans and leases + OREO	0.65	0.59	0.48	0.42	0.40	0.65	0.40	0.25

SUPPLEMENTAL DATA
# employees — full-time equivalent	8,075	8,078	7,602	7,586	7,713	8,075	7,713	362	4.7%

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
     Not Applicable
(c) Information required by this item is set forth in Note 14 of Notes to Unaudited Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     Huntington held its annual meeting of shareholders on April 20, 2006. At this meeting, the shareholders approved the following management proposals:

				Abstain/
		For	Against	Withheld
1.	Election of directors to serve as Class I Directors until the 2009 Annual Meeting of Shareholders as follows:
	Raymond J. Biggs	188,701,610		3,053,687
	John B. Gerlach, Jr.	184,838,397		6,916,900
	Thomas E. Hoaglin	181,551,854		10,203,444
	Gene E. Little	188,625,060		3,130,238

2.	Ratification of Deloitte & Touche LLP as independent auditors for Huntington for the year 2006.	188,709,548	1,449,661	1,596,088

Item 6. Exhibits
(a) Exhibits

3.(i)	(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary – previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(i)	(b).	Articles of Amendment to Articles of Restatement of Charter – previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

(ii).		Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4.		Instruments defining the Rights of Security Holders – reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.(a)	.	Restricted Stock Unit Grant Notice with three year vesting — previously filed as Exhibit 99.1 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

(b)		Restricted Stock Unit Grant Notice with six month vesting — previously filed as Exhibit 99.2 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

(c)	.	Restricted Stock Unit Deferral Agreement — previously filed as Exhibit 99.3 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

(d)	.	Director Deferred Stock Award Notice — previously filed as Exhibit 99.4 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

(e)	.	First Amendment to the Huntington Bancshares 2004 Stock and Long -Term Incentive Plan.

31.(1)	.	Rule 13a – 14(a) Certification – Chief Executive Officer.

(2)	.	Rule 13a – 14(a) Certification – Chief Financial Officer.

32.(1)	.	Section 1350 Certification – Chief Executive Officer.

(2)	.	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: August 4, 2006	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and
President

Date: August 4, 2006	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer