Form 10-Q
period 2006-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2006-11-09
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 237,631,000 shares of Registrant’s without par value common stock outstanding on October 31, 2006.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets

	2006	2005
(in thousands, except number of shares)	September 30,	December 31,	September 30,
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$848,088	$966,445	$803,425
Federal funds sold and securities purchased under resale agreements	370,418	74,331	78,325
Interest bearing deposits in banks	59,333	22,391	22,379
Trading account securities	122,621	8,619	191,418
Loans held for sale	276,304	294,344	449,096
Investment securities	4,643,901	4,526,520	4,304,898
Loans and leases	26,361,502	24,472,166	24,496,287
Allowance for loan and lease losses	(280,152)	(268,347)	(253,943)

Net loans and leases	26,081,350	24,203,819	24,242,344

Automobile operating lease assets	54,551	189,003	247,389
Bank owned life insurance	1,083,033	1,001,542	993,407
Premises and equipment	367,709	360,677	358,876
Goodwill	571,521	212,530	212,530
Other intangible assets	61,239	4,956	5,173
Accrued income and other assets	1,121,880	899,628	853,728

Total Assets	$35,661,948	$32,764,805	$32,762,988

Liabilities and Shareholders’ Equity Liabilities
Deposits	$24,738,395	$22,409,675	$22,349,122
Short-term borrowings	1,532,504	1,889,260	1,502,566
Federal Home Loan Bank advances	1,221,669	1,155,647	1,155,656
Other long-term debt	2,592,188	2,418,419	2,795,431
Subordinated notes	1,275,883	1,023,371	1,034,343
Deferred federal income tax liability	615,291	743,655	768,344
Accrued expenses and other liabilities	556,272	567,277	534,851

Total Liabilities	32,532,202	30,207,304	30,140,313

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	---
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 237,921,076; 224,106,172 and 229,005,823 shares, respectively.	2,556,168	2,491,326	2,490,919
Less 19,945,179; 33,760,083 and 28,860,432 treasury shares at cost, respectively	(445,359)	(693,576)	(575,941)
Accumulated other comprehensive income (loss)	32,076	(22,093)	(21,839)
Retained earnings	986,861	781,844	729,536

Total Shareholders’ Equity	3,129,746	2,557,501	2,622,675

Total Liabilities and Shareholders’ Equity	$35,661,948	$32,764,805	$32,762,988

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Interest and fee income
Loans and leases
Taxable	$462,709	$366,550	$1,307,979	$1,044,486
Tax-exempt	555	322	1,584	1,017
Investment securities Taxable	60,437	38,507	173,397	114,097
Tax-exempt	6,137	5,523	17,743	14,171
Other	9,150	9,956	24,975	25,518

Total interest income	538,988	420,858	1,525,678	1,199,289

Interest expenses
Deposits	194,623	119,376	515,969	313,103
Short-term borrowings	17,161	10,901	52,795	22,815
Federal Home Loan Bank advances	15,565	7,351	47,130	24,697
Subordinated notes and other long-term debt	56,326	41,593	148,596	119,939

Total interest expense	283,675	179,221	764,490	480,554

Net interest income	255,313	241,637	761,188	718,735
Provision for credit losses	14,162	17,699	49,447	50,468

Net interest income after provision for credit losses	241,151	223,938	711,741	668,267

Automobile operating lease income	8,580	27,822	37,771	110,481
Service charges on deposit accounts	48,718	44,817	137,165	125,751
Trust services	22,490	19,671	66,444	56,980
Brokerage and insurance income	14,697	13,948	44,235	40,518
Bank owned life insurance income	12,125	10,104	32,971	30,347
Other service charges and fees	12,989	11,449	37,570	32,860
Mortgage banking (loss) income	(2,166)	21,116	36,021	30,801
Securities (losses) gains	(57,332)	101	(57,387)	715
Gains on sales of automobile loans	863	502	1,843	756
Other income	36,946	11,210	83,830	55,751

Total non-interest income	97,910	160,740	420,463	484,960

Automobile operating lease expense	5,988	21,637	27,317	86,667
Personnel costs	133,823	117,476	403,284	365,547
Net occupancy	18,109	16,653	54,002	53,152
Outside data processing and other services	18,664	18,062	58,084	54,945
Equipment	17,249	15,531	51,761	47,031
Professional services	6,438	8,323	18,095	27,129
Marketing	7,846	6,364	25,521	19,134
Telecommunications	4,818	4,512	14,633	14,195
Printing and supplies	3,416	3,102	10,254	9,489
Amortization of intangibles	2,902	203	6,969	611
Other expense	23,177	21,189	63,284	61,565

Total non-interest expense	242,430	233,052	733,204	739,465

Income before income taxes	96,631	151,626	399,000	413,762
Provision (benefit) for income taxes	(60,815)	43,052	25,494	102,244

Net income	$157,446	$108,574	373,506	311,518

Average common shares — basic	237,672	229,830	236,790	231,290
Average common shares — diluted	240,896	233,456	239,933	234,727

Per common share
Net income — basic	$0.66	$0.47	$1.58	$1.35
Net income — diluted	0.65	0.47	1.56	1.33
Cash dividends declared	0.250	0.215	0.75	0.63
See notes to unaudited condensed consolidated financial statements

     Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
					Other
	Common Stock		Treasury Shares		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Total

Nine Months Ended September 30, 2005 (Unaudited):
Balance, beginning of period	257,866	$2,484,204	(26,261)	$(499,259)	$(10,903)	$563,596	$2,537,638
Comprehensive Income:
Net income						311,518	311,518
Unrealized net losses on investment securities arising during the period, net of reclassification of net realized gains					(18,304)		(18,304)
Unrealized gains on cash flow hedging derivatives					7,368		7,368

Total comprehensive income							300,582

Cash dividends declared ($0.63 per share)						(145,578)	(145,578)
Treasury shares purchased			(4,416)	(108,610)			(108,610)
Stock options exercised		3,172	1,729	33,353			36,525
Other		3,543	88	(1,425)			2,118

Balance, end of period (Unaudited)	257,866	$2,490,919	(28,860)	$(575,941)	$(21,839)	$729,536	$2,622,675

Nine Months Ended September 30, 2006 (Unaudited):
Balance, beginning of period	257,866	$2,491,326	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income						373,506	373,506
Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521						12,110	12,110
Unrealized net gains on investment securities arising during the period, net of reclassification of net realized losses					46,332		46,332
Unrealized gains on cash flow hedging derivatives					7,837		7,837

Total comprehensive income							439,785

Cash dividends declared ($0.75 per share)						(180,599)	(180,599)
Shares issued pursuant to acquisition		53,366	25,350	522,390			575,756
Recognition of the fair value of share-based compensation		13,430					13,430
Treasury shares purchased			(12,931)	(303,898)			(303,898)
Stock options exercised		(2,073)	1,439	30,911			28,838
Other		119	(43)	(1,186)			(1,067)

Balance, end of period (Unaudited)	257,866	$2,556,168	(19,945)	$(445,359)	$32,076	$986,861	$3,129,746

See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands of dollars)	2006	2005

Operating activities
Net income	$373,506	$311,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,402	138,899
Deferred income tax benefit	(166,168)	(9,422)
(Increase) decrease in trading account securities	(36,535)	118,212
Pension contribution	(29,800)	(63,600)
Reversal of tax reserves	(84,541)	—
Originations of loans held for sale	(1,934,660)	(1,603,271)
Principal payments on and proceeds from loans held for sale	1,931,216	1,685,272
Losses (gains) on investment securities	57,387	(715)
Other, net	(154,275)	(243,971)

Net cash provided by operating activities	44,532	332,922

Investing activities
(Increase) decrease in interest bearing deposits in banks	(33,846)	19
Net cash received in acquisition of Unizan	66,507	—
Proceeds from:
Maturities and calls of investment securities	461,680	333,605
Sales of investment securities	1,330,257	1,715,426
Purchases of investment securities	(1,645,140)	(2,146,993)
Net loan and lease originations, excluding sales	(275,766)	(1,332,014)
Purchases of equipment for operating lease assets	(17,149)	(16,546)
Proceeds from sale of operating lease assets	106,448	239,194
Proceeds from sale of premises and equipment	5,695	189
Purchases of premises and equipment	(28,327)	(42,069)
Proceeds from sales of other real estate	10,786	47,755

Net cash used for investing activities	(18,855)	(1,201,434)

Financing activities
Increase in deposits	632,079	1,587,653
(Decrease) increase in short-term borrowings	(435,896)	295,333
Proceeds from issuance of subordinated notes	250,000	—
Proceeds from Federal Home Loan Bank advances	2,312,050	809,589
Maturity of Federal Home Loan Bank advances	(2,339,341)	(925,021)
Proceeds from issuance of long-term debt	935,000	—
Maturity of long-term debt	(765,777)	(1,308,145)
Tax benefits in excess of recognized compensation cost for share-based payments	904	—
Dividends paid on common stock	(161,906)	(142,422)
Repurchases of common stock	(303,898)	(108,610)
Net proceeds from issuance of common stock	28,838	36,525

Net cash provided by financing activities	152,053	244,902

Change in cash and cash equivalents	177,730	(623,610)
Cash and cash equivalents at beginning of period	1,040,776	1,505,360

Cash and cash equivalents at end of period	$1,218,506	$881,750

Supplemental disclosures:
Income taxes paid	$282,418	$146,911
Interest paid	457,404	447,864
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	47,700	39,167
Stock issued for purchase acquisition	575,756	—
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC or Commission) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2005 Annual Report on Form 10-K, as amended (2005 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the 2006 presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 – New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123R) – Statement No. 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement No. 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement No.123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. Huntington adopted Statement No. 123R, effective January 1, 2006. The impact of adoption to Huntington’s results of operations is presented in Note 10.
FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (Statement No. 154) – In May 2005, the FASB issued Statement No. 154, which replaces APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement was not material to Huntington’s financial condition, results of operations, or cash flows.
FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (Statement No. 155) – On February 16, 2006, the FASB issued Statement No. 155, which amends Statement No. 133 to simplify the accounting for certain derivatives embedded in other financial instruments (hybrid financial instruments) by permitting these hybrid financial instruments to be carried at fair value. Statement No. 155 also establishes a requirement to evaluate interests in securitized financial assets, including collateralized mortgage obligations and mortgage-backed securities, to identify embedded derivatives that would need to be separately accounted for from the financial asset.
On October 25, 2006, the FASB addressed the application of Statement No. 155 to collateralized mortgage obligations and mortgage-backed securities. The FASB expects to issue an exposure draft of a derivatives implementation group issue in November regarding its conclusions. Based on the FASB’s preliminary conclusions regarding the applicability of Statement No. 155 to collateralized mortgage obligations and mortgage-backed securities, Management does not believe that the pending proposed implementation issue will have a significant impact to its financial position or its results of operations.
Huntington adopted Statement No. 155 effective January 1, 2006, with no impact to reported financial results.

FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (Statement No. 156) – In March 2006, the FASB issued Statement No. 156, an amendment of Statement No. 140. This Statement requires all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits Huntington to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. The statement is effective for fiscal years beginning after September 15, 2006, and allows early adoption as of the beginning of a fiscal year for which the entity has not previously issued interim financial statements. Huntington elected to adopt the provisions of Statement No. 156 for mortgage servicing rights effective January 1, 2006, and has recorded mortgage servicing right assets using the fair value provision of the standard. The adoption of Statement No. 156 resulted in an $18.6 million increase in the carrying value of mortgage servicing right assets as of January 1, 2006. The cumulative effect of this change was $12.1 million, net of taxes, which is reflected as an increase in retained earnings in the Condensed Consolidated Statement of Shareholders’ Equity. (See Note 6.)
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this Statement will have on its consolidated financial position and results of operations.
FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R (Statement No. 158) – In September 2006, the FASB issued Statement No. 158, as an amendment to FASB Statements No. 87, 88, 106 and 132R. Statement No. 158 requires an employer to recognize in its statement of financial position the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and are effective for fiscal years ending after December 15, 2006. Management estimates that, based on the carrying value of its net pension asset at December 31, 2005, Statement No. 158 would result in a write-down of its pension asset by $155.7 million pre-tax, which would decrease other comprehensive income by $101.2 million in the period ended December 31, 2006.
FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. Huntington will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of this interpretation is for periods beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. Huntington is currently evaluating the impact this Interpretation will have on its consolidated financial statements.
Note 3 – Formal Regulatory Supervisory Agreements
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
Note 4 – Business Combination
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
     The following table shows the excess purchase price over carrying value of net assets acquired, preliminary purchase price allocation, and resulting goodwill:

(in thousands)	March 1, 2006

Purchase price	$575,793
Carrying value of net assets acquired	(194,996)

Excess of purchase price over carrying value of net assets acquired	380,797

Purchase accounting adjustments:
Loans and leases	17,466
Premises and equipment	(202)
Accrued income and other assets	257
Deposits	748
Subordinated notes	2,845
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	8,494

Goodwill and other intangible assets	422,243
Less other intangible assets:
Core deposit intangible	(45,000)
Other identifiable intangible assets	(18,252)

Other intangible assets	(63,252)

Goodwill	$358,991

     Of the $63.3 million of acquired intangible assets, $45.0 million was assigned to core deposit intangible, and $18.3 million was assigned to customer relationship intangibles. The core deposit and customer relationship intangibles have useful lives ranging from 10 to 15 years.
     Goodwill resulting from the transaction totaled $359.0 million and was assigned to Regional Banking and the Private Financial and Capital Markets Group (PFCMG) in the amount of $341.0 million and $18.0 million, respectively.

     The following table summarizes the estimated fair value of the net assets acquired on March 1, 2006 related to the acquisition of Unizan:

(in thousands)	March 1, 2006

Assets
Cash and due from banks	$66,544
Interest bearing deposits in banks	3,096
Investment securities	300,416
Loans and leases	1,665,006
Allowance for loan and lease losses	(22,187)

Net loans and leases	1,642,819

Bank owned life insurance	48,521
Premises and equipment	21,603
Goodwill	358,991
Other intangible assets	63,252
Accrued income and other assets	22,012

Total assets	2,527,254

Liabilities
Deposits	1,696,124
Short-term borrowings	79,140
Federal Home Loan Bank advances	102,950
Subordinated notes	23,464
Deferred federal income tax liability	11,838
Accrued expenses and other liabilities	37,945

Total liabilities	1,951,461

Purchase price	$575,793

     Huntington’s consolidated financial statements include the results of operations of Unizan only since March 1, 2006, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of Huntington on a pro forma basis, as if the Unizan acquisition had occurred at the beginning of 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net interest income	$255,313	$259,055	$772,800	$770,987
Provision for credit losses	(14,162)	(19,364)	(50,557)	(55,465)

Net interest income after provision for credit losses	241,151	239,691	722,243	715,522

Non-interest income	97,910	167,916	425,247	506,490
Non-interest expense	(242,430)	(250,680)	(745,050)	(793,003)

Income before income taxes	96,631	156,927	402,440	429,009
Provision (benefit) for income taxes	60,815	(44,560)	(27,491)	(106,581)

Net income	$157,446	$112,367	$374,949	$322,428

Net income per common share
Basic	$0.66	$0.44	$1.55	$1.26
Diluted	0.65	0.43	1.53	1.24

Average common shares outstanding
Basic	237,672	255,135	242,423	256,554
Diluted	240,896	258,889	245,566	260,121
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

Note 5 – Goodwill and Other Intangible Assets
     Changes to the carrying amount of goodwill by line of business for the nine months ended September 30, 2006, were as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2006	$199,971	$—	$12,559	$—	$212,530
Goodwill acquired during the period	341,024	—	17,967	—	358,991

Balance, September 30, 2006	$540,995	$—	$30,526	$—	$571,521

     As further described in Note 4, goodwill acquired during 2006 was a result of the completion of the merger with Unizan. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at September 30th of each year.
     At September 30, 2006, Huntington’s other intangible assets consisted of the following:

	September 30, 2006
	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
Other intangible assets:
Leasehold purchased	$23,655	$(19,427)	$4,228
Core deposit intangible	45,000	(5,268)	39,732
Borrower relationship	6,570	(274)	6,296
Trust customers	11,430	(562)	10,868
Other	382	(267)	115

Total other intangible assets	$87,037	$(25,798)	$61,239

     Amortization expense of other intangible assets for the three months ended September 30, 2006, and 2005, was $2.9 million and $0.2 million, respectively. Amortization expense of other intangible assets for the nine months ended September 30, 2006 and 2005 was $7.0 million and $0.6 million, respectively.
     The estimated amortization expense of other intangible assets for the next five annual years are as follows:

Amortization
(in thousands)	Expense

Fiscal year:
2007	$9,815
2008	8,653
2009	7,748
2010	6,949
2011	6,177
Note 6 – Loan Sales and Securitizations
Automobile loans
     Huntington sold $185.4 million and $213.4 million of automobile loans in the third quarters of 2006 and 2005, resulting in pre-tax gains of $0.9 million and $0.5 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, sales of automobile loans totaled $573.6 million and $266.9 million, resulting in pre-tax gains of $1.8 million and $0.8 million, respectively.

     Huntington adopted Statement No. 156 as of January 1, 2006. Automobile loan servicing rights are accounted for under the amortization provision of that statement. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
     Changes in the carrying value of automobile loan servicing rights for the three months and nine months ended September 30, 2006 and 2005, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Carrying value, beginning of period	$8,985	$14,262	$10,805	$20,286
New servicing assets	1,289	976	3,651	1,308
Amortization	(1,794)	(2,754)	(5,976)	(9,044)
Impairment charges	—	—	—	(66)

Carrying value, end of period	$8,480	$12,484	$8,480	$12,484

Fair value, end of period	$10,826	$13,072	$10,826	$13,072

     Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.8 million for both the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, servicing income was $10.6 million and $8.8 million, respectively.
     During the second quarter of 2006, Huntington transferred $1.2 billion automobile loans and leases to a trust in a securitization transaction. The securitization did not qualify for sale accounting under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and, therefore, is accounted for as a secured financing.
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
     The following table is a summary of the changes in MSR fair value during the three months and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2006	2006
Carrying value, beginning of period	N/A	$91,259
Cumulative effect in change in accounting principle	N/A	18,631

Fair value, beginning of period	$136,244	109,890
New servicing assets created	8,273	21,484
Servicing assets acquired	—	2,474
Change in fair value during the period due to:
Time decay (1)	(1,065)	(3,049)
Payoffs (2)	(3,419)	(8,260)
Changes in valuation inputs or assumptions (3)	(10,716)	6,778

Fair value, end of period	$129,317	$129,317

N/A, Not applicable

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents value change in value resulting primarily from market-driven changes in interest rates.

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
     A summary of key assumptions and the sensitivity of the MSR value at September 30, 2006 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	12.19%	$(5,711)	$(11,018)
Discount rate	9.38	(4,752)	(9,171)
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
     Changes in the impairment allowance of mortgage servicing rights for the three and nine months ended September 30, 2005, were as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
(in thousands)	2005	2005
Balance, beginning of period	$(11,246)	$(4,775)
Impairment charges	(4,308)	(15,719)
Impairment recovery	14,765	19,705

Balance, end of period	$(789)	$(789)

     Below is a summary of servicing fee income earned during the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Servicing fees	$6,077	$5,532	$17,997	$16,390
Late fees	649	499	1,810	1,508
Ancillary fees	206	232	547	499

Total fee income	$6,932	$6,263	$20,354	$18,397

Note 7 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at September 30, 2006, December 31, 2005, and September 30, 2005:

	September 30, 2006		December 31, 2005		September 30, 2005
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$799	$802	$—	$—	$—	$—
1-5 years	20,464	20,479	23,446	22,893	23,951	23,501
6-10 years	—	—	753	782	249	260
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	21,263	21,281	24,199	23,675	24,200	23,761

Federal agencies
Mortgage backed securities
Under 1 year	4,091	4,096	—	—	—	—
1-5 years	8,409	8,487	31,058	30,047	32,779	32,129
6-10 years	1,701	1,705	—	—	—	—
Over 10 years	1,354,964	1,356,884	1,278,540	1,248,975	1,059,544	1,035,760

Total mortgage-backed Federal agencies	1,369,165	1,371,172	1,309,598	1,279,022	1,092,323	1,067,889

Other agencies
Under 1 year	44,610	44,610	—	—	—	—
1-5 years	288,744	288,744	296,945	286,754	535,147	519,494
6-10 years	—	—	52,440	49,712	73,848	70,258
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	333,354	333,354	349,385	336,466	608,995	589,752

Total Federal agencies	1,702,519	1,704,526	1,658,983	1,615,488	1,701,318	1,657,641

Municipal securities
Under 1 year	42	42	65	65	65	65
1-5 years	9,808	9,852	145	145	166	165
6-10 years	162,659	162,433	144,415	143,597	134,432	134,140
Over 10 years	414,717	419,356	400,156	401,043	404,542	405,519

Total municipal securities	587,226	591,683	544,781	544,850	539,205	539,889

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	753,266	756,009	402,959	393,569	412,003	404,274

Total private label CMO	753,266	756,009	402,959	393,569	412,003	404,274

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,061	31,663	31,659	32,970	32,970
6-10 years	—	—	—	—	—	—
Over 10 years	1,365,139	1,374,535	1,757,031	1,757,121	1,463,760	1,466,301

Total asset backed securities	1,395,139	1,404,596	1,788,694	1,788,780	1,496,730	1,499,271

Other
Under 1 year	3,400	3,400	1,700	1,700	400	400
1-5 years	5,843	5,813	10,997	11,051	11,604	11,774
6-10 years	692	693	2,062	2,063	1,555	1,536
Over 10 years	44	44	44	43	104,211	104,460
Non-marketable equity securities	148,923	148,923	89,661	89,661	—	—
Marketable equity securities	6,559	6,933	55,058	55,640	61,545	61,892

Total other	165,461	165,806	159,522	160,158	179,315	180,062

Total investment securities	$4,624,874	$4,643,901	$4,579,138	$4,526,520	$4,352,771	$4,304,898

Duration in years (1)		3.3		2.8		2.8

(1) The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     Subsequent to the end of the quarter, the Company initiated a review of its investment securities portfolio. Management determined that $2.1 billion of securities, primarily consisting of U.S. Treasury and Agency securities as well as certain other asset-backed securities, were other-than-temporarily impaired and, as of September 30, 2006 recognized the unrealized losses of $57.5 million associated with these securities. Based upon its assessment, Management does not believe any other individual unrealized loss at September 30, 2006, represents an other-than-temporary impairment. In addition, Huntington has the ability to hold these securities for a time necessary, including to maturity, to recover the amortized cost. There were no securities classified as held to maturity at September 30, 2006.
     At September 30, 2006 non marketable equity securities includes $121.1 million of stock of the Federal Home Loan Bank of Cincinnati and $27.4 of stock of the Federal Reserve Bank.
Note 8 – Other Comprehensive Income
     The components of Huntington’s other comprehensive income in the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Unrealized gains and losses on investment securities arising during the period:
Unrealized net gains (losses)	$69,481	$(36,215)	$14,258	$(27,499)
Related tax (expense) benefit	(24,708)	12,729	(5,228)	9,660

Net	44,773	(23,486)	9,030	(17,839)

Reclassification adjustment for net losses (gains) from sales of investment securities realized during the period:
Realized net losses (gains)	57,332	(101)	57,387	(715)
Related tax (benefit) expense	(20,066)	35	(20,085)	250

Net	37,266	(66)	37,302	(465)

Total unrealized net gains (losses) on investment securities arising during the period, net of reclassification of net realized gains and losses	82,039	(23,552)	46,332	(18,304)

Unrealized (losses) gains on cash flow hedging derivatives arising during the period:
Unrealized net (losses) gains	(9,034)	3,743	12,057	11,335
Related tax benefit (expense)	3,162	(1,310)	(4,220)	(3,967)

Net	(5,872)	2,433	7,837	7,368

Total other comprehensive income (loss)	$76,167	$(21,119)	$54,169	$(10,936)

     Activity in accumulated other comprehensive income for the nine months ended September 30, 2006 and 2005, was as follows:

	Unrealized gains
	and losses on	Unrealized gains on cash	Minimum
	investment	flow hedging	pension
(in thousands)	securities	derivatives	liability	Total

Balance, December 31, 2004	$(12,683)	$4,252	$(2,472)	$(10,903)
Period change	(18,304)	7,368	—	(10,936)

Balance, September 30, 2005	$(30,987)	$11,620	$(2,472)	$(21,839)

Balance, December 31, 2005	$(34,016)	$15,206	$(3,283)	$(22,093)
Period change	46,332	7,837	—	54,169

Balance, September 30, 2006	$12,316	$23,043	$(3,283)	$32,076

Note 9 – Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted for the potential issuance of common shares for dilutive stock options. The calculation of basic and diluted earnings per share for each of the three and nine months ended September 30, 2006 and 2005, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net income	$157,446	$108,574	$373,506	$311,518

Average common shares outstanding	237,672	229,830	236,790	231,290
Dilutive potential common shares	3,224	3,626	3,143	3,437

Diluted average common shares outstanding	240,896	233,456	239,933	234,727

Earnings per share
Basic	$0.66	$0.47	$1.58	$1.35
Diluted	0.65	0.47	1.56	1.33
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
     Options to purchase 5.5 million shares during both the three months and nine months ended September 30, 2006 and 5.6 million and 5.7 million shares during the three months and nine months ended September 30, 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $25.70 and $25.69 per share and $25.70 and $25.68 for the three months and nine months ended September 30, 2006 and 2005, respectively.
Note 10 – Share-based Compensation
     Huntington sponsors nonqualified and incentive share–based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Stock options are granted at the market price on the date of the grant. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted beginning in May 2004 have a maximum term of seven years.
     Beginning in 2006, Huntington began granting Restricted Stock Units under the 2004 Stock and Long-Term incentive Plan. Restricted Stock Units are issued at no cost to the recipient, and can be settled only in shares at the end of the vesting period, subject to certain service restrictions. The fair value of the restricted stock unit awards was based on the closing market price of the Company’s common stock on the date of award.
     Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 25.8 million awards to grant or purchase shares of common stock authorized for issuance under the plans at September 30, 2006, 21.9 million were outstanding and 3.9 million were available for future grants.
     On January 1, 2006, Huntington adopted the fair value recognition provisions of Statement No. 123R relating to its share-based compensation plans. Prior to January 1, 2006, Huntington had accounted for share-based compensation plans under the intrinsic value method promulgated by APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with APB 25, compensation expense for employee stock options was generally not recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Under the modified prospective method of Statement No. 123R, compensation expense was recognized during the three and nine months ended September 30, 2006, for all unvested stock options, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123 and for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. Share-based compensation expense was recorded in personnel costs in the consolidated statements of income. Huntington’s financial results for the prior periods have not been restated.
     The following table presents the unfavorable impact of adoption of Statement 123R on Huntington’s income before income taxes, net income, and basic and diluted earnings per share for the three and nine months ended September 30, 2006.

	Share-based compensation expense
	Three Months Ended	Nine Months Ended
(in millions, except per share amounts)	September 30, 2006	September 30, 2006
Income before income taxes	$(4.9)	$(13.4)

Net income	(3.2)	(8.7)

Earnings per share
Basic	$(0.01)	$(0.04)
Diluted	(0.01)	(0.04)
     Prior to the adoption of Statement 123R, Huntington presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. Statement 123R requires the cash flows from tax benefits resulting from tax deductions in excess of compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows. As a result, the benefits of tax deductions in excess of recognized compensation cost included in net financing cash flows for the nine months ended September 30, 2006 was $0.9 million.
     Consistent with the valuation method used for the disclosure only provisions of Statement No. 123, Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods and the compensation costs would be included in personnel costs on the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Assumptions
Risk-free interest rate	5.11%	4.05%	5.09%	4.05%
Expected dividend yield	4.27	3.29	4.26	3.30
Expected volatility of Huntington’s common stock	22.2	26.3	22.2	26.3
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$4.20	$5.38	$4.20	$5.36
     The following pro forma disclosures for net income and earnings per diluted common share for the three and nine months ended September 30, 2005, are presented as if Huntington had applied the fair value method of accounting of Statement No. 123 in measuring compensation costs for stock options.

	Three Months Ended	Nine Months Ended
(in millions, except per share amounts)	September 30, 2005	September 30, 2005

Pro forma results
Net income, as reported	$108.6	$311.5
Pro forma expense, net of tax	(2.9)	(8.7)

Pro forma net income	$105.7	$302.8

Net income per common share:
Basic, as reported	$0.47	$1.35
Basic, pro forma	0.46	1.31
Diluted, as reported	0.47	1.33
Diluted, pro forma	0.45	1.29

     Huntington’s stock option activity and related information for the nine months ended September 30, 2006, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2006	21,004	$21.11
Granted	1,463	23.37
Acquired (1)	655	16.56
Exercised	(1,446)	17.91
Forfeited/expired	(433)	22.58

Outstanding at September 30, 2006	21,243	$21.31	5.1	$65,411

Exercisable at September 30, 2006	15,068	$20.66	4.7	$57,578

(1) Relates to option plans acquired from the merger with Unizan.
     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006, was $8.9 million.
     Huntington issues shares to fulfill stock option exercises from available shares held in treasury. At September 30, 2006, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2006.
     The following table summarizes the status of Huntington’s nonvested awards for the nine months ended September 30, 2006:

		Weighted-		Weighted-
		Average		Average
		Grant Date	Restricted	Grant Date
		Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Options	Per Share	Units	Per Share

Nonvested at January 1, 2006	7,956	$5.53	—	$—
Granted	1,459	4.20	464	23.34
Acquired (1)	19	4.61	—	—
Vested	(2,864)	5.63	—	—
Forfeited	(395)	5.49	(2)	23.34

Nonvested at September 30, 2006	6,175	$5.16	462	$23.34

(1) Relates to option plans acquired from the merger with Unizan.
     As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $31.6 million with a weighted-average expense recognition period of 2.1 years. The total fair value of awards vested during the nine months ended September 30, 2006, was $16.2 million.
     The following table presents additional information regarding options outstanding as of September 30, 2006.

(in thousands, except per share amounts)	Options Outstanding			Exercisable Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$9.91 to $15.00	745	4.9	$14.21	745	$14.21
$15.01 to $20.00	7,575	4.8	18.08	6,240	17.68
$20.01 to $25.00	10,655	5.8	22.85	5,832	22.13
$25.01 to $28.35	2,268	2.3	27.22	2,251	27.23

Total	21,243	5.1	$21.31	15,068	$20.66

Note 11 – Benefit Plans
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
     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands of dollars)	2006	2005	2006	2005

Service cost	$4,414	$3,547	$383	$354
Interest cost	5,539	4,754	565	777
Expected return on plan assets	(8,518)	(6,716)	—	—
Amortization of transition asset	—	(1)	276	276
Amortization of prior service cost	—	—	95	95
Settlements	1,000	750	—	—
Recognized net actuarial loss	4,377	2,672	(181)	—

Benefit expense	$6,812	$5,006	$1,138	$1,502

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands of dollars)	2006	2005	2006	2005

Service cost	$13,137	$10,639	$1,103	$1,060
Interest cost	16,617	14,259	1,695	2,333
Expected return on plan assets	(25,057)	(19,526)	—	—
Amortization of transition asset	—	(3)	828	828
Amortization of prior service cost	1	1	285	284
Settlements	3,000	2,250	—	—
Recognized net actuarial loss	13,131	8,017	(543)	—

Benefit expense	$20,829	$15,637	$3,368	$4,505

     There is no expected minimum contribution for 2006 to the Plan. Although not required, Huntington made a contribution to the Plan of $29.8 million in June 2006.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million and $0.5 million for the three-month periods ended September 30, 2006 and 2005, respectively. For the respective nine-month periods, the cost was $2.0 million and $1.7 million.
     Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions dollar for dollar, up to the first 3% of base pay contributed to the plan. The match is 50 cents for each dollar on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $2.6 million and $2.4 million for the three months ended September 30, 2006 and 2005, respectively. For the respective nine-month periods, the cost was $7.8 million and $7.3 million.

Note 12 – Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at September 30, 2006, December 31, 2005, and September 30, 2005, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2006	2005	2005

Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,265	$3,316	$3,088
Consumer	3,336	3,046	3,021
Commercial real estate	1,752	1,567	1,455
Standby letters of credit	1,136	1,079	959
Commercial letters of credit	45	47	43
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.5 million, $4.0 million, and $3.7 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At September 30, 2006, December 31, 2005, and September 30, 2005, Huntington had commitments to sell residential real estate loans of $314.2 million, $348.3 million, and $566.8 million, respectively. These contracts mature in less than one year.
     During the 2005 second quarter, Huntington entered into a two-year agreement to sell a portion of its monthly automobile loan production at the cost of such loans, subject to certain limitations, provided the production meets certain pricing, asset quality, and volume parameters. At September 30, 2006, approximately $48.9 million of automobile loans related to this commitment were classified as held for sale.
Income tax item:
     The 2006 third quarter included an $84.5 million reduction of federal income tax expense from the release of tax reserves as the result of the resolution of the federal income tax audit for 2002 and 2003, as well as the recognition of a federal tax loss carryback.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 13 – Derivative Financial Instruments
     A variety of derivative financial instruments, principally interest rate swaps and interest rate caps, are used in asset and liability management activities to protect against market risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivative financial instruments provide flexibility in adjusting the Company’s sensitivity to changes in interest rates without exposure to loss of principal and higher funding requirements. By using derivatives to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower wholesale funding requirement and a higher net interest margin. Derivatives are also sold to meet customers’ financing needs. All derivatives are reflected at fair value in the consolidated balance sheet.
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
     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with both the derivatives used for asset and liability management and used in trading activities. At September 30, 2006, December 31, 2005, and September 30, 2005, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $13.1 million, $26.2 million, and $15.1 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
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
     For fair value hedges, deposits, short-term borrowings, and long-term debt are effectively converted to variable-rate obligations by entering into interest rate swap contracts whereby fixed-rate interest is received in exchange for variable-rate interest without the exchange of the contract’s underlying notional amount. Forward contracts, used primarily in connection with mortgage banking activities, can be settled in cash at a specified future date based on the differential between agreed upon prices applied to a notional amount. The changes in fair value of the hedged item and the hedging instrument are reflected in current earnings.
     For cash flow hedges, the Company enters into interest rate swap contracts which require the payment of fixed-rate interest in exchange for the receipt of variable-rate interest without the exchange of the contract’s underlying notional amount, which effectively converts a portion of its floating-rate debt to fixed-rate. This reduces the potentially adverse impact of increases in interest rates on future interest expense. The Company also enters interest rate cap contracts which provide that the counter-party to the contract make interest payments when a variable rate specified in the contract exceeds a fixed level, based on the contracts underlying notional amount. These interest rate caps effectively reduce the impact of adverse cash flows associated with a portion of the Company’s variable rate debt. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings, but are reported as a component of accumulated other comprehensive income in shareholders’ equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in earnings.

Interest rate swaps used to manage interest rate risk at September 30, 2006, are shown in the table below:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps
Receive fixed — generic	$825,000	9.7	$(12,629)	5.27%	5.63%
Receive fixed — callable	665,000	6.4	(19,682)	4.50	5.35
Pay fixed — generic	490,000	3.1	1,055	5.35	5.04

Total liability conversion swaps	1,980,000	7.0	(31,256)	5.03%	5.39%

Interest rate caps used to manage cash flows at September 30, 2006, are shown in the table below:

		Average
	Notional	Maturity	Fair	Weighted-Average
(in thousands)	Value	(years)	Value	Strike Rate

Interest rate caps-purchased	500,000	2.3	2,913	5.43

     During the first quarter of 2006, Huntington terminated asset and liability conversion interest rate swaps with a total notional value of $2.5 billion. The terminations generated gross gains of $34.9 million and gross losses of $34.5 million, resulting in a net deferred gain of $0.4 million. The net gain (loss) is being amortized into interest income over the remainder of the original terms of the terminated swaps as follows: 2006: ($2.2 million), 2007: $2.2 million, 2008: ($1.4 million), 2009: $0.2 million, and 2010: $1.6 million.
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
     The following table represents the gross notional value of derivatives used to manage interest rate risk at September 30, 2006, identified by the underlying interest rate-sensitive instruments. The notional amounts shown in the tables above and below should be viewed in the context of overall interest rate risk management activities to assess the impact on the net interest margin.

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Deposits	$690,000	$600,000	$1,290,000
Federal Home Loan Bank advances	—	325,000	325,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	65,000	115,000

Total notional value at September 30, 2006	$1,490,000	$990,000	$2,480,000

     These derivative financial instruments were entered into for the purpose of mitigating the interest rate risk embedded in assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in a (decrease) increase to net interest income of ($2.0 million) and $5.6 million, for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the impact to net interest income was a (decrease) increase of ($2.2 million) and $20.1 million, respectively.
Derivatives Used in Mortgage Banking Activities
     Huntington also uses derivatives, principally loan sale commitments, in the hedging of its mortgage loan commitments and its mortgage loans held for sale. For derivatives that are used in hedging mortgage loans held for sale, ineffective hedge gains and losses are reflected in mortgage banking revenue in the income statement. Mortgage loan commitments and the related hedges are carried at fair value on the consolidated balance sheet with changes in fair value reflected in mortgage banking revenue. The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities as of September 30, 2006 and 2005:

	At September 30,
(in thousands)	2006	2005

Derivative assets:
Interest rate lock agreements	$626	$723
Forward trades and options	82	1,732

Total derivative assets	708	2,455

Derivative liabilities:
Interest rate lock agreements	(347)	(1,314)
Forward trades and options	(3,003)	(235)

Total derivative liabilities	(3,350)	(1,549)

Net derivative asset (liability)	$(2,642)	$906

     Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing rights. These derivatives consists primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used to hedge the fair value of mortgage servicing rights are not designated as hedges under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in other non-interest income. The total notional value of these derivative financial instruments at September 30, 2006, is 2,575 million. Total gains and losses for the three months and nine months ended September 30, 2006 were $10.7 million and ($0.7 million), respectively and were also included in other non-interest income.
Derivatives Used in Trading Activities
     Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. The interest rate risk of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counter parties.
     Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $2.9 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, total trading revenue for customer accommodation was $8.0 million and $6.0 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives, was $4.7 billion, $4.2 billion, and $4.4 billion at September 30, 2006, December 31, 2005, and September 30, 2005. Huntington’s credit risk from interest rate swaps used for trading purposes was $56.3 million, $44.3 million, and $60.2 million at the same dates.
In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.7 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.7 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

Note 14 – Shareholders’ Equity
Share Repurchase Program:
     On October 18, 2005, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2005 Repurchase Program). The repurchase program authorized in 2004, with 3.1 million shares remaining, was cancelled and replaced by the 2005 Repurchase Program.
     On April 20, 2006, the Company announced that the board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The 2006 Repurchase Program does not have an expiration date. The 2005 Repurchase Program, with 5 million shares remaining, was canceled and replaced by the 2006 Repurchase Program. The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
     On May 24, 2006, Huntington repurchased 6.0 million shares of common stock from Bear Stearns under an accelerated share repurchase program. The accelerated share repurchase program enabled Huntington to purchase the shares immediately, while Bear Stearns purchased shares in the market over a period of up to four months (the Repurchase Term). In connection with the repurchase of these shares, Huntington entered into a variable share forward sale agreement, which provides for a settlement, reflecting a price differential based on the adjusted volume-weighted average price as defined in the agreement with Bear Stearns. The variable share forward agreement concluded at the end of September, resulting in a nominal settlement of cash to Huntington. This was reflected as an adjustment to treasury shares on Huntington’s balance sheet.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three months ended September 30, 2006. At the end of the period 6,900,000 shares may yet be purchased under the 2006 Repurchase Program.
Note 15 – Segment Reporting
     Huntington has three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes the Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon the Company’s management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around the Company’s organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. An overview of this system is provided below, along with a description of each segment and discussion of financial results. The prior year results have been updated to reflect the consolidation of certain collection activities within Dealer Sales and the transfer of certain credit administration activities to Treasury/Other from Regional Banking.
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and commercial customers located in eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 372 branches, over 1,000 ATMs, plus on-line and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 60% and 78% of total Regional Banking average loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.

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
Private Financial and Capital Markets Group (PFCMG): This segment provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities, mortgage servicing rights and bank owned life insurance. The net interest income/(expense) of this segment includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. The non-interest expense includes certain corporate administrative and other miscellaneous expenses not allocated to other business segments. This segment also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.
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

     Listed below is certain financial results by line of business. For the three months and nine months ended September 30, 2006 and 2005, operating earnings were the same as reported earnings.

	Three Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2006
Net interest income	$224,157	$32,540	$19,356	$(20,740)	$255,313
Provision for credit losses	(10,286)	(2,652)	(1,224)	—	(14,162)
Non-interest income	89,353	20,286	36,475	(48,204)	97,910
Non-interest expense	(163,709)	(24,813)	(35,328)	(18,580)	(242,430)
Income taxes	(48,830)	(8,876)	(6,748)	125,269	60,815

Operating / reported net income	$90,685	$16,485	$12,531	$37,745	$157,446

2005
Net interest income	$197,270	$35,816	$18,559	$(10,008)	$241,637
Provision for credit losses	(10,888)	(5,488)	(1,323)	—	(17,699)
Non-interest income	80,930	38,483	34,258	7,069	160,740
Non-interest expense	(145,172)	(43,264)	(32,789)	(11,827)	(233,052)
Income taxes	(42,749)	(8,941)	(6,547)	15,185	(43,052)

Operating / reported net income	$79,391	$16,606	$12,158	$419	$108,574

	Nine Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2006
Net interest income	$659,710	$102,155	$54,962	$(55,639)	$761,188
Provision for credit losses	(35,520)	(9,465)	(4,462)	—	(49,447)
Non-Interest income	259,904	68,794	116,508	(24,743)	420,463
Non-Interest expense	(483,102)	(84,696)	(104,155)	(61,251)	(733,204)
Income taxes	(140,347)	(26,875)	(21,999)	163,727	(25,494)

Operating / reported net income	$260,645	$49,913	$40,854	$22,094	$373,506

2005
Net interest income	$576,068	$110,586	$54,959	$(22,878)	$718,735
Provision for credit losses	(31,923)	(16,887)	(1,658)	—	(50,468)
Non-Interest income	228,350	137,712	99,386	19,512	484,960
Non-Interest expense	(442,127)	(148,352)	(99,039)	(49,947)	(739,465)
Income taxes	(115,629)	(29,070)	(18,777)	61,232	(102,244)

Operating / reported net income	$214,739	$53,989	$34,871	$7,919	$311,518

	Assets at			Deposits at
Balance Sheets	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions of dollars)	2006	2005	2005	2006	2005	2005

Regional Banking	$21,110	$18,850	$18,966	$20,301	$17,957	$17,842
Dealer Sales	5,257	5,613	5,724	59	65	72
PFCMG	2,174	2,010	2,033	1,145	1,180	1,200
Treasury / Other	7,121	6,292	6,040	3,233	3,208	3,235

Total	$35,662	$32,765	$32,763	$24,738	$22,410	$22,349

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, and private mortgage insurance; reinsure credit life and disability insurance; and sell other insurance and financial products and services. Our banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Certain activities are also conducted in Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, and Tennessee. We have a limited purpose foreign office in the Cayman Islands and another in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is our only bank subsidiary.
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
     You should note the following discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors, critical accounting policies, and use of significant estimates. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Factors Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion – Describes our lines of business, provides an overview of financial performance for each line of business, and provides additional discussion of trends underlying consolidated financial performance.
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
Summary
          Earnings comparisons of 2006 third quarter and first nine-month performance with that of the prior periods were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected corporate actions, specific strategies, or changes in accounting practices. The most significant items impacting performance comparisons for the 2006 third quarter were the reduction of federal income tax due to the favorable resolution of a federal income tax audit, partially offset by the recognition of investment securities impairment. The impact of the Unizan merger, which closed March 1, 2006, as well as the 2006 third quarter items just mentioned, impacted year-to-date performance comparisons. The key factors impacting current reporting period comparisons to prior periods are more fully described in the Significant Factors Influencing Financial Performance Comparisons section, which follows this summary discussion of results.
2006 Third Quarter versus 2005 Third Quarter
          Net income for the third quarter of 2006 was $157.4 million, or $0.65 per common share, compared with $108.6 million, or $0.47 per common share, in the year-ago quarter. This $48.9 million increase in net income primarily reflected the positive impacts of:
•	$103.9 million reduction in federal income tax expense in the third quarter of 2006 over the third quarter of 2005, resulting from lower pre-tax income, the positive impact from the release of tax reserves as a result of the resolution of the federal income tax audit for 2002 and 2003, as well as the recognition of a federal tax loss carryback. Also, the third quarter of 2005 included the tax impact of repatriating foreign earnings, partially offset by the recognition of a federal tax loss carryback. (See Provision for Income Taxes discussion for details.)
•	$13.7 million, or 6%, increase in net interest income. This reflected the benefit of $2.6 billion, or 9%, growth in average earning assets ($1.9 billion, or 8%, in average total loans and leases), partially offset by a 9 basis point decline in the net interest margin to 3.22% from 3.31% in the year-ago quarter. The Unizan merger added an estimated $17.4 million to net interest income with the addition of an estimated $2.0 billion of earning assets ($1.7 billion in loans and leases). (See Net Interest Income discussion for details.)

•	$3.5 million, or 20%, decrease in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)
Partially offset by:
•	$62.8 million, or 39%, decline in total non-interest income. Items contributing to the decline included (1) $57.4 million of securities losses reflecting the 2006 third quarter’s $57.5 million loss from securities impairment, (2) a $19.2 million decline in automobile operating lease income as that portfolio continued to run off, and (3) a $23.3 million decline in mortgage banking income. These negative impacts were partially offset by higher service charges on deposit accounts, trust services income, bank owned life insurance income, and other service charges and fees. The Unizan merger contributed an estimated $7.2 million of growth to non-interest income. (See Non-interest Income discussion for details.)

•	$9.4 million, or 4%, increase in total non-interest expense. This reflected higher personnel costs, amortization of intangibles, other expense, equipment, marketing, and outside data processing and other service expenses, partially offset by declines in automobile operating lease expense and professional services costs. The Unizan merger contributed an estimated $18.3 million to the increase in total non-interest expense. (See Non-interest Expense discussion for details.)
     The return on average assets (ROA) and return on average equity (ROE) in the 2006 third quarter were 1.75% and 21.0%, respectively, both well above prior period performance due to the significant positive impact in the 2006 third quarter from the reduction of federal income taxes, net of securities impairment. In the year-ago quarter, the ROA was 1.32% and ROE was 16.5% (see Table 1).
2006 Third Quarter versus 2006 Second Quarter
          Net income for the third quarter of 2006 was $157.4 million, or $0.65 per common share, compared with $111.6 million, or $0.46 per common share, in the prior quarter. This $45.8 million increase in net income primarily reflected the positive impacts of:
•	$106.3 million reduction in federal income tax expense in the third quarter of 2006 over the second quarter of 2006, resulting from the positive impact from the release of tax reserves as a result of the resolution of the federal income tax audit covering 2002 and 2003 and the recognition of a federal tax loss carryback. The remainder of the decrease in federal income tax expense reflected a $60.5 million reduction in pre-tax net income due to the current period’s securities impairment. (See Provision for Income Taxes discussion for details.)

•	$9.9 million, or 4%, decrease in total non-interest expense. This primarily reflected lower personnel costs, automobile operating lease expense, marketing, and outside data processing and other service expenses, partially offset by an increase in other expense. (See Non-interest Expense discussion for details.)

•	$1.6 million, or 10%, decrease in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)
Partially offset by:
•	$65.1 million, or 40%, decline in total non-interest income. This primarily reflected the negative impacts of the 2006 third quarter’s securities portfolio impairment, declining automobile operating lease income, and a decline in mortgage banking income, partially offset by the benefit of higher bank owned life insurance income and higher service charges on deposit accounts. (See Non-interest Income discussion for details.)

•	$6.8 million, or 3%, decline in net interest income. This primarily reflected the negative impact of a 12 basis point decline in the net interest margin to 3.22% from 3.34%, as average earning assets increased only slightly. (See Net Interest Income discussion for details.)
   The ROA and ROE in the 2006 third quarter were 1.75% and 21.0%, respectively, both well above prior period performance due to the significant positive impact in the 2006 third quarter from the reduction of federal income taxes, net of securities impairment. In the second quarter of 2006, the ROA was 1.25% and ROE was 14.9% (see Table 1).
2006 First Nine Months versus 2005 First Nine Months
          Net income for the 2006 first nine-month period was $373.5 million, or $1.56 per common share, compared with $311.5 million, or $1.33 per common share, in the year-ago period. This $62.0 million increase in net income primarily reflected the positive impacts of:
•	$76.8 million reduction in federal income tax expense, reflecting the benefit in the 2006 third quarter of an $84.5 million reduction of federal income tax expense related to the resolution of a federal income tax audit covering tax years 2002 and 2003. This resulted in the release of previously established federal income tax reserves, as well as the recognition of federal tax loss carry back. The remainder of the decline in federal income tax expense reflected a $55.0 million reduction in pre-tax net income due to the current period’s securities impairment. (See Provision for Income Taxes discussion for details.)

•	$42.5 million, or 6%, increase in net interest income. This reflected the benefit of $2.1 billion, or 7%, growth in average earning assets ($1.6 billion, or 6%, in average total loans and leases), partially offset by a 4 basis point decline in the net interest margin to 3.29% from 3.33% in the year-ago period. The Unizan merger added an estimated $40.6 million to net interest income with the addition of an estimated $1.5 billion of earning assets ($1.3 billion in loans and leases). (See Net Interest Income discussion for details.)

•	$6.3 million, or 1%, decline in total non-interest expense. This reflected significant declines in automobile operating lease expense and professional services costs, partially offset by higher personnel, marketing, amortization of intangibles, equipment, and outside data processing and other service expenses. The Unizan merger contributed an estimated $45.8 million to total non-interest expense. (See Non-interest Expense discussion for details.)

•	$1.0 million, or 2%, decrease in provision for credit losses. (See Provision for Credit Losses and the Credit Risk discussions for details.)
     Partially offset by:
•	$64.5 million, or 13%, decline in total non-interest income. Items contributing to the decline included (1) $58.1 million of securities losses reflecting the 2006 third quarter’s $57.5 million loss from securities impairment, and (2) a $72.7 million decline in automobile operating lease income as that portfolio continued to run off. These negative impacts were partially offset by higher service charges on deposit accounts, trust services income, other service charges and fees, brokerage and insurance income, bank owned life insurance income, and higher mortgage banking income. The Unizan merger contributed an estimated $16.7 million of growth to non-interest income. (See Non-interest Income discussion for details.)
          The ROA and ROE in the 2006 first nine-month period were 1.43% and 17.2%, respectively, both well above prior period performance due to the significant positive impact in the 2006 third quarter from the reduction of federal income taxes, net of securities impairment. The ROA and ROE in the comparable year-ago period were 1.28% and 16.1%, respectively (see Table 2).

Table 1 — Selected Quarterly Income Statement Data

		2006		2005
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Interest income	$538,988	$521,903	$464,787	$442,476	$420,858
Interest expense	283,675	259,708	221,107	198,800	179,221

Net interest income	255,313	262,195	243,680	243,676	241,637
Provision for credit losses	14,162	15,745	19,540	30,831	17,699

Net interest income after provision for credit losses	241,151	246,450	224,140	212,845	223,938

Service charges on deposit accounts	48,718	47,225	41,222	42,083	44,817
Trust services	22,490	22,676	21,278	20,425	19,671
Brokerage and insurance income	14,697	14,345	15,193	13,101	13,948
Bank owned life insurance income	12,125	10,604	10,242	10,389	10,104
Other service charges and fees	12,989	13,072	11,509	11,488	11,449
Mortgage banking (loss) income	(2,166)	20,355	17,832	10,909	21,116
Securities (losses) gains (1)	(57,332)	(35)	(20)	(8,770)	101
Gains on sales of automobile loans	863	532	448	455	502
Other income	36,946	22,102	24,782	24,708	11,210

Sub-total before operating lease income	89,330	150,876	142,486	124,788	132,918
Automobile operating lease income	8,580	12,143	17,048	22,534	27,822

Total non-interest income	97,910	163,019	159,534	147,322	160,740

Personnel costs	133,823	137,904	131,557	116,111	117,476
Net occupancy	18,109	17,927	17,966	17,940	16,653
Outside data processing and other services	18,664	19,569	19,851	19,693	18,062
Equipment	17,249	18,009	16,503	16,093	15,531
Professional services	6,438	6,292	5,365	7,440	8,323
Marketing	7,846	10,374	7,301	7,145	6,364
Telecommunications	4,818	4,990	4,825	4,453	4,512
Printing and supplies	3,416	3,764	3,074	3,084	3,102
Amortization of intangibles	2,902	2,992	1,075	218	203
Other expense	23,177	21,880	18,227	20,995	21,189

Sub-total before operating lease expense	236,442	243,701	225,744	213,172	211,415
Automobile operating lease expense	5,988	8,658	12,671	17,183	21,637

Total non-interest expense	242,430	252,359	238,415	230,355	233,052

Income before income taxes	96,631	157,110	145,259	129,812	151,626
Provision (benefit) for income taxes (2)	(60,815)	45,506	40,803	29,239	43,052

Net income	$157,446	$111,604	$104,456	$100,573	$108,574

Average common shares — diluted	240,896	244,538	234,363	229,718	233,456

Per common share
Net income — diluted	$0.65	$0.46	$0.45	$0.44	$0.47
Cash dividends declared	0.250	0.250	0.250	0.215	0.215

Return on average total assets	1.75%	1.25%	1.26%	1.22%	1.32%
Return on average total shareholders’ equity	21.0	14.9	15.5	15.5	16.5
Net interest margin (3)	3.22	3.34	3.32	3.34	3.31
Efficiency ratio (4)	57.8	58.1	58.3	57.0	57.4
Effective tax rate	(62.9)	29.0	28.1	22.5	28.4

Revenue — fully taxable equivalent (FTE)
Net interest income	$255,313	$262,195	$243,680	$243,676	$241,637
FTE adjustment	4,090	3,984	3,836	3,837	3,734

Net interest income (3)	259,403	266,179	247,516	247,513	245,371
Non-interest income	97,910	163,019	159,534	147,322	160,740

Total revenue (3)	$357,313	$429,198	$407,050	$394,835	$406,111

(1)	Includes $57.5 million of securities impairment losses as of September 30, 2006, due to the planned review of the securities portfolio.

(2)	Includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003.

(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Table 2 — Selected Year to Date Income Statement Data

	Nine Months Ended September 30,		Change
(in thousands, except per share amounts)	2006	2005	Amount	Percent

Interest income	$1,525,678	$1,199,289	$326,389	27.2%
Interest expense	764,490	480,554	283,936	59.1

Net interest income	761,188	718,735	42,453	5.9
Provision for credit losses	49,447	50,468	(1,021)	(2.0)

Net interest income after provision for credit losses	711,741	668,267	43,474	6.5

Service charges on deposit accounts	137,165	125,751	11,414	9.1
Trust services	66,444	56,980	9,464	16.6
Brokerage and insurance income	44,235	40,518	3,717	9.2
Bank owned life insurance income	32,971	30,347	2,624	8.6
Other service charges and fees	37,570	32,860	4,710	14.3
Mortgage banking income	36,021	30,801	5,220	16.9
Securities (losses) gains (1)	(57,387)	715	(58,102)	N.M.
Gains on sales of automobile loans	1,843	756	1,087	N.M.
Other income	83,830	55,751	28,079	50.4

Sub-total before operating lease income	382,692	374,479	8,213	2.2
Automobile operating lease income	37,771	110,481	(72,710)	(65.8)

Total non-interest income	420,463	484,960	(64,497)	(13.3)

Personnel costs	403,284	365,547	37,737	10.3
Net occupancy	54,002	53,152	850	1.6
Outside data processing and other services	58,084	54,945	3,139	5.7
Equipment	51,761	47,031	4,730	10.1
Professional services	18,095	27,129	(9,034)	(33.3)
Marketing	25,521	19,134	6,387	33.4
Telecommunications	14,633	14,195	438	3.1
Printing and supplies	10,254	9,489	765	8.1
Amortization of intangibles	6,969	611	6,358	N.M.
Other expense	63,284	61,565	1,719	2.8

Sub-total before operating lease expense	705,887	652,798	53,089	8.1
Automobile operating lease expense	27,317	86,667	(59,350)	(68.5)

Total non-interest expense	733,204	739,465	(6,261)	(0.8)

Income before income taxes	399,000	413,762	(14,762)	(3.6)
Provision for income taxes (2)	25,494	102,244	(76,750)	(75.1)

Net income	$373,506	$311,518	$61,988	19.9%

Average common shares — diluted	239,933	234,727	5,206	2.2%

Per common share
Net income per common share — diluted	$1.56	$1.33	$0.23	17.3%
Cash dividends declared	0.750	0.630	0.120	19.0

Return on average total assets	1.43%	1.28%	0.15	11.7%
Return on average total shareholders’ equity	17.2	16.1	1.1	6.8
Net interest margin (3)	3.29	3.33	(0.04)	(1.2)
Efficiency ratio (4)	58.1	60.9	(2.8)	(4.6)
Effective tax rate	6.4	24.7	(18.3)	(74.1)

Revenue — fully taxable equivalent (FTE)
Net interest income	$761,188	$718,735	$42,453	5.9%
FTE adjustment (3)	11,910	9,556	2,354	24.6

Net interest income	773,098	728,291	44,807	6.2
Non-interest income	420,463	484,960	(64,497)	(13.3)

Total revenue	$1,193,561	$1,213,251	$(19,690)	(1.6)%

N.M., not a meaningful value.

(1)	Includes $57.5 million of securities impairment losses as of September 30, 2006, due to the planned review of the securities portfolio.

(2)	Includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003.

(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains/(losses).

Significant Factors Influencing Financial Performance Comparisons
          Earnings comparisons from the beginning of 2005 through the third quarter of 2006 were impacted by a number of factors, reflecting corporate actions, specific strategies, or changes in accounting practices. Those key factors are summarized below.
1.	Unizan Acquisition. The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.7 billion of loans, and core deposits of $1.5 billion. This impacted 2006 quarterly and year-to-date reported results compared with pre-merger reporting periods as follows:
•	Increased certain reported period-end balance sheet and credit quality items (e.g., non-performing loans).

•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These merger costs were $1.0 million in the 2006 first quarter, $2.6 million in the 2006 second quarter, and $0.4 million in the 2006 third quarter, resulting in $4.1 million of merger costs, year-to-date.
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
          Schedules, reflecting the estimated impact of the Unizan merger on our reported average balance sheet and income statement, can be found in Table 25 – Estimated Impact of Unizan Merger.
2.	Mortgage servicing rights (MSRs) and related hedging. Interest rate levels have generally been rising throughout this period, which has impacted the valuation of MSRs. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. Thus, as interest rates decline, less future income is expected and the value of MSRs is reduced.
•	Prior to 2006, we recognized impairment when the valuation was less than the recorded book value. We recognized temporary impairment due to changes in interest rates through a valuation reserve and recorded a direct write-down of the book value of MSRs for other-than-temporary declines in valuation. Changes and fluctuations in interest rate levels between quarters resulted in some quarters reporting an MSR temporary impairment, with others reporting a recovery of previously recognized MSR temporary impairment. Such swings in MSR valuations have significantly impacted quarterly mortgage banking income trends throughout this period.

•	Beginning in 2006, we adopted Statement No. 156, which allowed us to carry MSRs at fair value. This resulted in a $4.6 million pre-tax ($0.01 per common share) positive impact in the 2006 first quarter. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income. MSR assets are included in other assets. (See Tables 3, 7, and 8.)

•	We use trading account assets to offset MSR valuation changes. The valuations of trading securities we used generally reacted to interest rate changes in an opposite direction compared with changes in MSR valuations. As a result, changes in interest rate levels that impact MSR valuations should result in corresponding offsetting, or partially offsetting trading gains or losses. As such, in quarters where an MSR impairment was recognized, changes to the fair market value of trading account assets typically resulted in a recognition of offsetting, or partially offsetting, trading gains, and vice versa. Trading gains or losses are a component of other non-interest income on the income statement.

3.	Automobile leases originated through April 2002 are accounted for as automobile operating leases. Automobile leases originated before May 2002 are accounted for using the operating lease method of accounting because they do not qualify as direct financing leases. Automobile operating leases are carried in other assets with the related rental income, other revenue, and credit recoveries reflected as automobile operating lease income, a component of non-interest income. Under this accounting method, depreciation expenses, as well as other costs and charge-offs, are reflected as automobile operating lease expense, a component of non-interest expense. With no new automobile operating leases originated since April 2002, the automobile operating lease assets have declined rapidly. It is anticipated that the level of automobile operating lease assets and related automobile operating lease income and expense will decline to a point of diminished materiality at the end of 2006. However, until that point is reached, and since automobile operating lease income and expense represented a significant percentage of total non-interest income and expense, respectively, throughout these reporting periods, their downward trend influenced total revenue, total non-interest income, and total non-interest expense trends.

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
4.	Income tax items. Various items impacted the effective tax rate for 2006 and 2005. For 2006, the third quarter included lower pre-tax income, an $84.5 million ($0.35 per common share) reduction of federal income tax expense from the release of tax reserves as a result of the resolution of the federal income tax audit for 2002 and 2003, as well as the recognition of a federal tax loss carryback. For 2005, federal income tax expense benefited by $19.8 million ($0.09 per common share) from the positive impact of a federal tax loss carry-back, partially offset by a $5.0 million after tax ($0.02 per common share) increase in tax expense from the repatriation of foreign earnings.
5.	Share-based Compensation. Beginning in the 2006 first quarter, we adopted Statement No. 123R, Share-based Payment, which resulted in recognizing the impact of share-based compensation, primarily in the form of stock option grants, as personnel expense in our income statement. Adoption of stock option expensing added $4.3 million to personnel expense in the 2006 first and second quarters, and $4.9 million in the 2006 third quarter, totaling $13.4 million for the first nine months of 2006. (See Note 10 to the unaudited condensed consolidated financial statements.)
6.	Other significant items influencing earnings performance comparisons. Other significant items influencing performance comparisons included:

2006

Third Quarter
•	$57.5 million pre-tax ($0.16 per common share) negative impact from securities impairment. Subsequent to the end of the quarter, the Company initiated a review of its investment securities portfolio. The objective of this review was to reposition the portfolio to optimize performance in light of changing economic conditions and other factors. Such repositioning will likely result in the sale of securities and the reinvestment into securities expected to improve the predictability of cash flows and reduce credit risk. A total of $2.1 billion of securities, primarily consisting of U.S. Treasury, Agency securities, and mortgage-backed securities, as well as certain other asset-backed securities, were identified as other-than-temporarily impaired as a result of this review. At September 30, 2006, these securities had total unrealized losses of $57.5 million ($37.4 million after tax, or $0.16 per common share), which has been recognized in the 2006 third quarter results. Management expects this repositioning will improve the net interest margin by 5-6 basis points in coming quarters.

•	$2.1 million pre-tax ($0.01 per common share) negative impact associated with the write-down of equity method investments.
Second Quarter
•	$2.3 million pre-tax ($0.01 per common share) positive impact from equity investment gains.
First Quarter
•	$2.4 million pre-tax ($0.01 per common share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans.

     2005
     Second Quarter
•	$3.6 million pre-tax ($0.01 per common share) of severance and other expenses associated with the consolidation of certain operations functions, including the closing of an item-processing center in Michigan. These expenses included $2.0 million in severance-related personnel costs, $0.8 million in net occupancy, $0.5 million in equipment expenses, and $0.3 million in other expenses.

•	$2.1 million pre-tax ($0.01 per common share) negative impact from the write-off of an equity investment.
     First Quarter
•	$6.4 million pre-tax ($0.02 per common share) negative impact from a single, commercial credit charge-off. This resulted in an increase in net charge-offs and provision expense in that quarter.

•	$2.0 million pre-tax ($0.01 per common share) negative impact related to expenses associated with the SEC formal investigation and banking regulatory formal written agreements in effect at that time, and which were subsequently resolved.
     Table 3 reflects the earnings impact of certain significant items for periods affected by this Discussion of Results of Operations:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	September 30, 2006		June 30, 2006		September 30,2005
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$157.4		$111.6		$108.6
Earnings per share, after tax		$0.65		$0.46		$0.47
Change from prior quarter — $		0.19		0.01		0.02
Change from prior quarter — %		41.3%		2.2%		4.4%

Change from a year-ago — $		$0.18		$0.01		$0.07
Change from a year-ago — %		38.3%		2.2%		17.5%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Reduction to federal income tax expense (3)	$84.5	$0.35
Investment securities impairment	(57.5)	(0.16)
Writedown of equity method investments	(2.1)	(0.01)
Equity investment gains	—	—	$2.3	$0.01
Unizan merger-related costs	—	—	(2.6)	(0.01)
Net impact of federal tax loss carry back (3)	—	—	—	—	$6.8	$0.03
Net impact of repatriating foreign earnings (3)	—	—	—	—	(5.0)	(0.02)
MSR mark-to-market, net of hedge-related trading activity	—	—	—	—	(2.1)	(0.01)

	Nine Months Ended
	September 30, 2006		September 30, 2005

(in millions)	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$373.5		$311.5
Earnings per share, after tax		$1.56		$1.34
Change from a year-ago — $		0.22		0.01
Change from a year-ago — %		16.4%		0.8%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS

Reduction to federal income tax expense (3)	$84.5	$0.35	—	—
MSR mark-to-market net of hedge-related trading activity	6.1	0.02	$(5.7)	$(0.02)
Equity investment gains	2.3	0.01	—	—
Investment securities impairment	(57.5)	(0.16)	—	—
Unizan merger-related costs	(4.1)	(0.01)	—	—
Adjustment to defer home equity annual fees	(2.4)	(0.01)	—	—
Writedown of equity method investments	(2.1)	(0.01)	—	—
Net impact of federal tax loss carry back (3)	—	—	19.8	0.09
Single C&I charge-off impact, net of allocated reserves	—	—	(6.4)	(0.02)
Net impact of repatriating foreign earnings (3)	—	—	(5.0)	(0.02)
Severance and consolidation expenses	—	—	(4.6)	(0.01)
SEC and regulatory-related expenses	—	—	(3.6)	(0.01)
Write-off of equity investment	—	—	(2.1)	(0.01)

(1)	See Significant Factors Influencing Financial Performance discussion.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income
(This section should be read in conjunction with Significant Factors 1, 3, and 6.)
2006 Third Quarter versus 2005 Third Quarter
          Fully taxable equivalent net interest income increased $14.0 million, or 6% ($17.7 million merger-related), from the year-ago quarter, reflecting the favorable impact of a $2.6 billion, or 9%, increase in average earning assets, as the fully taxable equivalent net interest margin declined 9 basis points to 3.22%. Average total loans and leases increased $1.9 billion, or 8% ($1.7 billion merger-related). The remaining increase in average total loans and leases was $0.2 billion, up less than 1% from the year-ago quarter, which primarily reflected growth in commercial loans, residential mortgages, and home equity loans, mostly offset by a decline in total average automobile loans and leases as we continued to sell a portion of that production.
          Average total commercial loans increased $1.4 billion, or 14% ($0.8 billion merger-related). This growth reflected a $0.9 billion, or 19%, increase in average middle market C&I loans, a $0.3 billion, or 8%, increase in average commercial real estate loans, and a $0.3 billion, or 12%, increase in average small business loans.
          Average residential mortgages increased $0.6 billion, or 14% ($0.4 billion merger-related). Average home equity loans increased $0.2 billion, or 5%, substantially all from the Unizan merger.
          Compared with the year-ago quarter, average total automobile loans and leases decreased $0.4 billion, or 10%, with the Unizan merger having no significant impact. The decrease reflected the combination of two factors: (1) continued softness in production levels over this period from low consumer demand and competitive pricing, and (2) the sale of automobile loans as we continued a program of selling a portion of current loan production. Average automobile operating lease assets declined $0.2 billion, or 76%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was 15%, down from 19% a year ago.
          Average total investment securities increased $0.9 billion from the 2005 third quarter, attributed, in part, to securities purchased in the 2006 first quarter.
          Average total core deposits in the 2006 third quarter increased $2.0 billion, or 12% ($1.5 billion merger-related), from the year-ago quarter. Most of the increase reflected higher average core certificates of deposit, which increased $1.8 billion ($0.6 billion merger-related) resulting from continued customer demand for higher, fixed rate deposit products. Average interest bearing demand deposits increased $0.3 billion ($0.2 billion merger-related) and average non-interest bearing deposits increased $0.1 billion ($0.2 billion merger-related). Average savings and other domestic time deposits declined $0.2 billion despite $0.5 billion of growth related to the Unizan merger.
2006 Third Quarter versus 2006 Second Quarter
          Compared with the 2006 second quarter, fully taxable equivalent net interest income decreased $6.8 million, or 3%. This primarily reflected the negative impact of a 12 basis point decline in the net interest margin to 3.22% as average total earning assets increased less than one percent. The decline in the net interest margin reflected a combination of factors, but primarily related to continued aggressive deposit pricing in the marketplace, the movement of lower cost deposits into higher cost certificates of deposit, and compression in home equity loan spreads.
          Average total loans and leases increased $0.1 billion, or less than 1%, from the 2006 second quarter.
          Average total commercial loans increased slightly. This primarily reflected growth in average middle market C&I loans as utilization rates increased.
          Average residential mortgages increased $0.1 billion, or 3%, with average home equity loans increasing slightly. The growth in average residential mortgages and home equity loans was negatively impacted by a planned decline in home equity broker-originated production, and a continued focus on credit underwriting and pricing discipline despite aggressive price competition.
          Compared with the 2006 second quarter, average total automobile loans and leases declined 2%. The decline reflected a combination of factors including low demand for leases, as well as sales of a portion of automobile loan and lease production. Average direct financing leases declined $0.1 billion, or 6%. Direct financing lease production decreased 17% from the prior quarter; with the absolute level of production over the last several quarters remaining at historically low levels due to continued low consumer demand and competitive pricing. In contrast, average automobile loans increased 2% despite automobile loan production decreasing 3% from the prior quarter. Average automobile operating lease assets declined as this portfolio continued to run off with average balances approaching an immaterial level.
          Average investment securities decreased $0.1 billion, or 2%, from the 2006 second quarter.
          Average total core deposits in the 2006 third quarter increased less than 1%, reflecting growth in average total commercial core deposits, mostly offset by a decline in average total consumer core deposits. Average core certificates of deposit increased $0.3 billion, or 5%, reflecting the continued preference of customers for higher fixed rate certificates of deposit compared with lower rate savings and other time deposits, which declined 6%. This shift reflected the same factors impacting comparisons to the year-ago quarter noted above. Average interest bearing deposits increased 1%, whereas average non-interest bearing demand deposits declined 2%.

Table 4 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2006			2005		3Q06 vs 3Q05
(in millions)	Third	Second	First	Fourth	Third	Amount	Percent

Assets
Interest bearing deposits in banks	$75	$36	$24	$23	$23	$52	N.M. %
Trading account securities	96	100	66	119	274	(178)	(65.0)
Federal funds sold and securities purchased under resale agreements	266	285	201	103	142	124	87.3
Loans held for sale	275	287	274	361	427	(152)	(35.6)
Investment securities:
Taxable	4,364	4,494	4,138	3,802	3,523	841	23.9
Tax-exempt	581	556	548	540	537	44	8.2

Total investment securities	4,945	5,050	4,686	4,342	4,060	885	21.8
Loans and leases: (1)
Commercial: (2)
Middle market commercial and industrial	5,591	5,458	5,132	4,946	4,708	883	18.8
Middle market commercial real estate:
Construction	1,122	1,243	1,454	1,675	1,720	(598)	(34.8)
Commercial	2,795	2,799	2,423	1,923	1,922	873	45.4

Middle market commercial real estate	3,917	4,042	3,877	3,598	3,642	275	7.6
Small business	2,531	2,456	2,121	2,230	2,251	280	12.4

Total commercial	12,039	11,956	11,130	10,774	10,601	1,438	13.6

Consumer:
Automobile loans	2,079	2,044	1,994	2,018	2,078	1	0.0
Automobile leases	1,976	2,095	2,221	2,337	2,424	(448)	(18.5)

Automobile loans and leases	4,055	4,139	4,215	4,355	4,502	(447)	(9.9)
Home equity	5,041	5,029	4,833	4,781	4,801	240	5.0
Residential mortgage	4,748	4,629	4,306	4,165	4,157	591	14.2
Other loans	430	448	447	393	387	43	11.1

Total consumer	14,274	14,245	13,801	13,694	13,847	427	3.1

Total loans and leases	26,313	26,201	24,931	24,468	24,448	1,865	7.6
Allowance for loan and lease losses	(291)	(293)	(283)	(262)	(256)	(35)	(13.7)

Net loans and leases	26,022	25,908	24,648	24,206	24,192	1,830	7.6

Total earning assets	31,970	31,959	30,182	29,416	29,374	2,596	8.8

Automobile operating lease assets	68	105	159	216	287	(219)	(76.3)
Cash and due from banks	823	832	813	770	898	(75)	(8.4)
Intangible assets	634	638	362	218	217	417	N.M.
All other assets	2,565	2,449	2,256	2,256	2,219	346	15.6

Total Assets	$35,769	$35,690	$33,489	$32,614	$32,739	$3,030	9.3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,509	$3,594	$3,436	$3,444	$3,406	$103	3.0%
Demand deposits — interest bearing	7,858	7,778	7,562	7,496	7,539	319	4.2
Savings and other domestic time deposits	2,923	3,106	3,095	2,984	3,095	(172)	(5.6)
Core certificates of deposit (3)	5,334	5,083	4,389	3,891	3,557	1,777	50.0

Total core deposits	19,624	19,561	18,482	17,815	17,597	2,027	11.5
Other domestic time deposits of $100,000 or more (3)	1,141	1,086	938	927	871	270	31.0
Brokered deposits and negotiable CDs	3,307	3,263	3,143	3,210	3,286	21	0.6
Deposits in foreign offices	521	474	465	490	462	59	12.8

Total deposits	24,593	24,384	23,028	22,442	22,216	2,377	10.7
Short-term borrowings	1,660	2,042	1,669	1,472	1,559	101	6.5
Federal Home Loan Bank advances	1,349	1,557	1,453	1,156	935	414	44.3
Subordinated notes and other long-term debt	3,921	3,428	3,346	3,687	3,960	(39)	(1.0)

Total interest bearing liabilities	28,014	27,817	26,060	25,313	25,264	2,750	10.9

All other liabilities	1,276	1,284	1,264	1,283	1,458	(182)	(12.5)
Shareholders’ equity	2,970	2,995	2,729	2,574	2,611	359	13.7

Total Liabilities and Shareholders’ Equity	$35,769	$35,690	$33,489	$32,614	$32,739	$3,030	9.3%

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(2)	The middle market C&I and CRE loan balances in the first quarter of 2006 contain Unizan loan balances that were subject to reclassification when these loans were converted to Huntington’s loan systems.

(3)	For the current and all prior periods, consumer CDs of $100,000 or more have ben reclassified from other domestic time deposits of $100,000 or more to core certificates of deposit. Core certificates of deposit is comprised primarily of consumer certificates of deposit both over and under $100,000. Other domestic time deposits of $100,000 or more is comprised primarily of individual retirement accounts greater than $100,000 and public fund certificates of deposit greater than $100,000.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2006			2005
Fully taxable equivalent basis (1)	Third	Second	First	Fourth	Third

Assets
Interest bearing deposits in banks	5.23%	7.05%	7.89%	7.19%	5.07%
Trading account securities	4.32	4.51	2.94	4.53	3.95
Federal funds sold and securities purchased under resale agreements	5.13	4.75	4.30	3.78	3.41
Loans held for sale	6.24	6.23	5.92	5.68	5.43
Investment securities:
Taxable	5.49	5.34	5.04	4.70	4.37
Tax-exempt	6.80	6.83	6.71	6.77	6.62

Total investment securities	5.64	5.51	5.23	4.96	4.67
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7.35	7.26	6.80	6.28	5.87
Middle market commercial real estate:
Construction	8.48	8.01	7.55	7.27	6.58
Commercial	7.87	7.26	6.78	6.46	5.96

Middle market commercial real estate	8.05	7.49	7.07	6.84	6.25
Small business	7.27	7.10	6.67	6.43	6.18

Total commercial	7.56	7.30	6.87	6.50	6.07

Consumer:
Automobile loans	6.62	6.48	6.40	6.26	6.44
Automobile leases	5.10	5.01	4.97	4.98	4.94

Automobile loans and leases	5.88	5.74	5.65	5.57	5.63
Home equity	7.60	7.46	6.88	6.82	6.42
Residential mortgage	5.46	5.39	5.34	5.31	5.23
Other loans	9.60	9.41	8.51	8.13	7.95

Total consumer	6.46	6.35	6.08	6.00	5.85

Total loans and leases	6.96	6.79	6.43	6.22	5.94

Total earning assets	6.73%	6.55%	6.21%	6.01%	5.72%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	2.92	2.62	2.44	2.12	1.87
Savings and other domestic time deposits	1.75	1.59	1.49	1.44	1.39
Core certificates of deposit (4)	4.40	4.10	3.84	3.70	3.59

Total core deposits	3.20	2.89	2.65	2.41	2.20
Other domestic time deposits of $100,000 or more (4)	5.18	4.83	4.55	3.98	3.57
Brokered deposits and negotiable CDs	5.50	5.12	4.69	4.20	3.66
Deposits in foreign offices	3.12	2.68	2.62	2.66	2.28

Total deposits	3.66	3.34	3.07	2.79	2.52
Short-term borrowings	4.10	4.12	3.57	3.11	2.74
Federal Home Loan Bank advances	4.51	4.34	3.99	3.37	3.08
Subordinated notes and other long-term debt	5.75	5.67	5.22	4.72	4.20

Total interest bearing liabilities	4.02%	3.74%	3.43%	3.12%	2.82%

Net interest rate spread	2.71%	2.81%	2.78%	2.89%	2.90%
Impact of non-interest bearing funds on margin	0.51	0.53	0.54	0.45	0.41

Net interest margin	3.22%	3.34%	3.32%	3.34%	3.31%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(4)	For the current and all prior periods, consumer CDs of $100,000 or more have been reclassified from other domestic time deposits of $100,000 or more to core certificates of deposit. Core certificates of deposit is comprised primarily of consumer certificates of deposit both over and under $100,000. Other domestic time deposits of $100,000 or more is comprised primarily of individual retirement accounts greater than $100,000 and public fund certificates of deposit greater than $100,000.

2006 First Nine Months versus 2005 First Nine Months
     Fully taxable equivalent net interest income increased $44.8 million, or 6% ($41.3 million merger-related), from the year-ago nine-month period. Earning assets grew $2.1 billion, or 7%, and the fully taxable equivalent net interest margin declined 4 basis points to 3.29%. Average total loans and leases increased $1.6 billion, or 6% ($1.3 billion merger-related). This primarily reflected growth in commercial loans, residential mortgages, and home equity loans, partly offset by a decline in total average automobile loans and leases, as we continued to sell a portion of that production.
     Average total commercial loans increased $1.1 billion, or 11% ($0.6 billion merger-related), from the year-ago nine-month period. The $1.1 billion growth reflected a $0.6 billion, or 13%, increase in average middle market C&I loans, a $0.4 billion, or 10%, increase in average commercial real estate loans, and a $0.1 billion, or 7%, increase in average small business loans. The middle market C&I and CRE loan balances in the first quarter of 2006 contain Unizan loan balances that were subject to reclassification when these loans were converted to Huntington’s loan systems.
     Average residential mortgages increased $0.5 billion, or 13% ($0.3 billion merger-related). Average home equity loans increased $0.2 billion, or 5% ($0.2 billion merger-related).
     Compared with the year-ago nine-month period, average total automobile loans and leases decreased $0.4 billion, or 8%, with Unizan having no material impact. The decrease reflected the combination of two factors: (1) low production levels over this period due to low consumer demand and competitive pricing, especially in automobile leases, and (2) sales of automobile loans as we continued selling a portion of current loan production. Average automobile operating lease assets declined $0.3 billion, or 72%, as this portfolio continued to run off. Total automobile loan and lease exposure at quarter end was 15% of total loans and leases and automobile operating lease assets, down from 19% a year ago.
     Average total investment securities increased $0.8 billion from the 2005 first nine-month period, attributed in part to the securities purchased in the 2006 first quarter.
     Average total core deposits in the 2006 first nine-month period increased $1.8 billion, or 10% ($1.2 billion merger-related), from the comparable year-ago period. All of the $1.8 billion increase in average core deposits reflected a $1.8 billion increase ($0.5 billion merger-related) in average core certificates of deposits resulting from customer demand for higher, fixed rate deposit products. Average savings and other domestic time deposits declined $0.2 billion, or 5%. Outflows from these accounts and into higher rate products, such as core certificates of deposit, were greater than the $0.4 billion impact from savings account balances acquired in the Unizan merger. Average non-interest bearing demand deposits increased $0.2 billion, or 5%, with the majority of this growth merger-related. Average interest-bearing demand deposits increased only slightly, despite a $0.2 billion positive impact of such deposits acquired in the Unizan merger.

Table 6 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

		YTD Average Balances			YTD Average Rates (2)
Fully taxable equivalent basis (1)	Nine Months Ended Sept 30,		Change		Nine Months Ended September 30,
(in millions of dollars)	2006	2005	Amount	Percent	2006	2005

Assets
Interest bearing deposits in banks	$44	$22	$22	100.0%	6.16%	4.32%
Trading account securities	84	237	(153)	(64.6)	4.24	4.00
Federal funds sold and securities purchased under resale agreements	251	298	(47)	(15.8)	4.76	2.79
Loans held for sale	279	303	(24)	(7.9)	6.13	5.63
Investment securities:
Taxable	4,333	3,662	671	18.3	5.29	4.09
Tax-exempt	562	453	109	24.1	6.78	6.69

Total investment securities	4,895	4,115	780	19.0	5.46	4.37
Loans and leases: (3) (5)
Commercial:
Middle market commercial and industrial	5,398	4,773	625	13.1	7.14	5.52
Middle market commercial real estate:
Construction	1,272	1,680	(408)	(24.3)	7.97	6.06
Commercial	2,674	1,903	771	40.5	7.33	5.58

Middle market commercial real estate	3,946	3,583	363	10.1	7.54	5.81
Small business	2,371	2,222	149	6.7	7.03	6.00

Total commercial	11,715	10,578	1,137	10.7	7.25	5.72

Consumer:
Automobile loans	2,039	2,052	(13)	(0.6)	6.51	6.61
Automobile leases	2,096	2,451	(355)	(14.5)	5.02	4.92

Automobile loans and leases	4,135	4,503	(368)	(8.2)	5.75	5.69
Home equity	4,969	4,743	226	4.8	7.32	6.04
Residential mortgage	4,563	4,053	510	12.6	5.40	5.18
Other loans	442	379	63	16.6	9.00	8.25

Total consumer	14,109	13,678	431	3.2	6.30	5.73

Total loans and leases	25,824	24,256	1,568	6.5	6.73	5.73
Allowance for loan and lease losses	(289)	(269)	(20)	7.4

Net loans and leases	25,535	23,987	1,548	6.5

Total earning assets	31,377	29,231	2,146	7.3	6.51%	5.49%

Automobile operating lease assets	110	397	(287)	(72.3)
Cash and due from banks	823	911	(88)	(9.7)
Intangible assets	545	218	327	N.M.
All other assets	2,425	2,158	267	12.4

Total Assets	$34,991	$32,646	$2,345	7.2%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,513	$3,358	$155	4.6%	—%	—%
Demand deposits — interest bearing	7,734	7,712	22	0.3	2.67	1.65
Savings and other domestic time deposits	3,041	3,213	(172)	(5.4)	1.61	1.33
Core certificates of deposit (4)	4,939	3,146	1,793	57.0	4.13	3.50

Total core deposits	19,227	17,429	1,798	10.3	2.92	1.99
Other domestic time deposits of $100,000 or more (4)	1,055	903	152	16.8	4.87	3.18
Brokered deposits and negotiable CDs	3,238	3,088	150	4.9	5.11	3.27
Deposits in foreign offices	487	446	41	9.2	2.82	1.89

Total deposits	24,007	21,866	2,141	9.8	3.37	2.26
Short-term borrowings	1,790	1,347	443	32.9	3.94	2.23
Federal Home Loan Bank advances	1,453	1,088	365	33.5	4.28	2.99
Subordinated notes and other long-term debt	3,570	4,190	(620)	(14.8)	5.55	3.82

Total interest bearing liabilities	27,307	25,133	2,174	8.6	3.74	2.55

All other liabilities	1,272	1,569	(297)	(18.9)
Shareholders’ equity	2,899	2,586	313	12.1

Total Liabilities and Shareholders’ Equity	$34,991	$32,646	$2,345	7.2%

Net interest rate spread					2.77	2.94
Impact of non-interest bearing funds on margin					0.52	0.39

Net interest margin					3.29%	3.33%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(4)	For the current and all prior periods, consumer CDs of $100,000 or more have been reclassified from other domestic time deposits of $100,000 or more to core certificates of deposit. Core certificates of deposit is comprised primarily of consumer certificates of deposit both over and under $100,000. Other domestic time deposits of $100,000 or more is comprised primarily of individual retirement accounts greater than $100,000 and public fund certificates of deposit greater than $100,000.

(5)	The middle market C&I and CRE loan balances in the first quarter of 2006 contain Unizan loan balances that were subject to reclassification when these loans were converted to Huntington’s loan systems.

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
     The provision for credit losses in the 2006 third quarter was $14.2 million, down $3.5 million from the year-ago quarter and down $1.6 million for the 2006 second quarter. The current quarter benefited from improvements in the credit quality of the loan portfolio, including the payoff of our largest non-performing asset at June 30, 2006, the sale of a $10.9 million of non-performing loans at the end of the quarter, and updates to the criteria we use to assess a commercial loan’s probability of default. Non-performing loans decreased $6.0 million, or 4%.
     For the first nine months of 2006, the provision of credit losses was $49.4 million, down $1.0 million from the comparable year-ago period. The decline reflects general improved credit quality as discussed above and in the Credit Risk section.
Non-Interest Income
(This section should be read in conjunction with Significant Factors 1, 2, 3, 4, and 6.)
     Table 7 reflects non-interest income detail for each of the past five quarters and for the first nine months of 2006 and 2005.

Table 7 — Non-Interest Income

	2006			2005		3Q06 vs 3Q05
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Service charges on deposit accounts	$48,718	$47,225	$41,222	$42,083	$44,817	$3,901	8.7%
Trust services	22,490	22,676	21,278	20,425	19,671	2,819	14.3
Brokerage and insurance income	14,697	14,345	15,193	13,101	13,948	749	5.4
Bank owned life insurance income	12,125	10,604	10,242	10,389	10,104	2,021	20.0
Other service charges and fees	12,989	13,072	11,509	11,488	11,449	1,540	13.5
Mortgage banking (loss) income	(2,166)	20,355	17,832	10,909	21,116	(23,282)	N.M.
Securities (losses) gains (1)	(57,332)	(35)	(20)	(8,770)	101	(57,433)	N.M.
Gains on sales of automobile loans	863	532	448	455	502	361	71.9
Other income	36,946	22,102	24,782	24,708	11,210	25,736	N.M.

Sub-total before operating lease income	89,330	150,876	142,486	124,788	132,918	(43,588)	(32.8)
Automobile operating lease income	8,580	12,143	17,048	22,534	27,822	(19,242)	(69.2)

Total non-interest income	$97,910	$163,019	$159,534	$147,322	$160,740	$(62,830)	(39.1)%

	Nine Months Ended Sept 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Service charges on deposit accounts	$137,165	$125,751	$11,414	9.1
Trust services	66,444	56,980	9,464	16.6
Brokerage and insurance income	44,235	40,518	3,717	9.2
Bank owned life insurance income	32,971	30,347	2,624	8.6
Other service charges and fees	37,570	32,860	4,710	14.3
Mortgage banking income	36,021	30,801	5,220	16.9
Securities gains (losses)	(57,387)	715	(58,102)	N.M.
Gains on sales of automobile loans	1,843	756	1,087	N.M.
Other income	83,830	55,751	28,079	50.4

Sub-total before operating lease income	382,692	374,479	8,213	2.2
Automobile operating lease income	37,771	110,481	(72,710)	(65.8)

Total non-interest income	$420,463	$484,960	$(64,497)	(13.3)

N.M., not a meaningful value.

(1)	Includes $57.5 million of securities impairment losses as of September 30, 2006.
     Table 8 details mortgage banking income and the net impact of MSR hedging activity. We record MSR valuation changes in mortgage banking income, whereas MSR hedge-related trading activity is recorded in other non-interest income, as well as in net interest income. Striking a mortgage banking income sub-total before MSR valuation adjustments provides a clearer understanding of the underlying trends in mortgage banking income associated with the primary business activities of origination, sales, and servicing. The net impact of MSR hedging analysis shows all of the MSR valuation changes and related hedging activity so that the net impact can be more easily seen, especially since the components are recorded in different income statement line items.
     Mortgage banking income and the net impact of MSR hedging activities for each of the past five quarters and for the first nine months of 2006 and 2005, were as follows:

Table 8 — Mortgage Banking Income and Net Impact of MSR Hedging

	2006			2005		3Q06 vs 3Q05
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Mortgage Banking Income
Origination fees	$2,036	$2,177	$1,977	$1,979	$3,037	$(1,001)	(33.0)%
Secondary marketing	1,034	4,914	2,022	3,346	3,408	(2,374)	(69.7)
Servicing fees	6,077	5,995	5,925	5,791	5,532	545	9.9
Amortization of capitalized servicing (4)	(4,484)	(3,293)	(3,532)	(3,785)	(4,626)	142	3.1
Other mortgage banking income	3,887	2,281	2,227	3,193	3,308	579	17.5

Sub-total	8,550	12,074	8,619	10,524	10,659	(2,109)	(19.8)
MSR valuation adjustment (3) (4)	(10,716)	8,281	9,213	385	10,457	(21,173)	N.M.

Total mortgage banking (loss) income	$(2,166)	$20,355	$17,832	$10,909	$21,116	$(23,282)	N.M. %

Capitalized mortgage servicing rights (1)	$129,317	$136,244	$123,257	$91,259	$85,940	$43,377	50.5%
MSR allowance (1)	—	—	—	(404)	(789)	789	N.M.
Total mortgages serviced for others (1) (3)	7,994,000	7,725,000	7,585,000	7,276,000	7,081,000	913,000	12.9
MSR % of investor servicing portfolio	1.62%	1.76%	1.63%	1.25%	1.21%	0.41%	33.9

Net Impact of MSR Hedging
MSR valuation adjustment (3) (4)	$(10,716)	$8,281	$9,213	$385	$10,457	$(21,173)	N.M. %
Net trading gains (losses) related to MSR hedging (2)	10,678	(6,739)	(4,638)	(2,091)	(12,831)	23,509	N.M.
Net interest income related to MSR hedging	38	—	—	109	233	(195)	(83.7)

Net impact of MSR hedging	$—	$1,542	$4,575	$(1,597)	$(2,141)	$2,141	N.M. %

	Nine Months Ended
	September 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Mortgage Banking Income
Origination fees	$6,190	$8,802	$(2,612)	(29.7)%
Secondary marketing	7,970	7,640	330	4.3
Servicing fees	17,997	16,390	1,607	9.8
Amortization of capitalized servicing (4)	(11,309)	(14,574)	3,265	(22.4)
Other mortgage banking income	8,395	8,557	(162)	(1.9)

Sub-total	29,243	26,815	2,428	9.1
MSR valuation adjustment (3) (4)	6,778	3,986	2,792	70.0

Total mortgage banking income	$36,021	$30,801	$5,220	16.9%

Capitalized mortgage servicing rights (1)	$129,317	$85,940	$43,377	50.5%
MSR allowance (1)	—	(789)	789	N.M.
Total mortgages serviced for others (1) (3)	7,994,000	7,081,000	913,000	12.9
MSR % of investor servicing portfolio	1.62%	1.21%	0.41%	33.9

Net Impact of MSR Hedging
MSR valuation adjustment (3) (4)	$6,778	$3,986	$2,792	70.0%
Net trading gains (losses) related to MSR hedging (2)	(699)	(11,286)	10,587	(93.8)
Net interest income related to MSR hedging	38	1,579	(1,541)	(97.6)

Net impact of MSR hedging	$6,117	$(5,721)	$11,838	N.M. %

N.M., not a meaningful value.

(1)	At period end.

(2)	Included in other non-interest income.

(3)	The first quarter of 2006 reflects the adoption of Statement No. 156, which records MSRs at fair value. Prior periods reflect temporary impairment or recovery, based on accounting for MSRs at the lower of cost or market.

(4)	The change in fair value for the period presented in note 6 to the financial statements included both the MSR valuation adjustment and amortization of capitalized servicing.

2006 Third Quarter versus 2005 Third Quarter
          Non-interest income decreased $62.8 million from the year-ago quarter, including a $19.2 million decline in automobile operating lease income. That portfolio continued to run off since no automobile operating leases have been originated since April 2002. Non-interest income before automobile operating lease income decreased $43.6 million, or 33% despite an estimated $7.2 million positive impact from the Unizan merger, reflecting:
•	$57.3 million of investment securities losses in the current quarter, reflecting the $57.5 million investment securities impairment (see Significant Items).

•	$23.3 million decline in mortgage banking income, reflecting a $10.7 million negative impact of MSR valuation adjustments in the current quarter compared with a positive $10.5 million MSR valuation adjustment in the year-ago quarter. The current quarter’s negative MSR valuation adjustment reflected in mortgage banking income was offset by net MSR-related trading gains recorded in other income (see below).
Partially offset by:
•	$25.7 million increase in other income ($2.1 million merger-related), primarily reflecting a $23.5 million positive impact from MSR hedge-related trading activities as the current quarter included $10.7 million of net trading gains compared with $12.8 million of net trading losses in the year-ago quarter, partially offset by a $2.1 million write down of certain equity method investments.

•	$3.9 million, or 9% ($1.6 million merger-related), increase in service charges on deposit accounts, reflecting a $3.2 million, or 11%, increase in personal service charges, primarily NSF/OD, and a $0.7 million, or 4%, increase in commercial service charge income.

•	$2.8 million, or 14% ($1.7 million merger-related), increase in trust services income, reflecting (1) a $1.6 million increase in higher personal trust income, mostly merger-related, as managed assets increased 13%, (2) a $0.8 million increase in fees from Huntington Funds, reflecting 9% fund asset growth, and (3) a $0.4 million increase in institutional trust income due to higher servicing fees with over half of the growth being merger-related.

•	$2.0 million increase in bank owned life insurance income.

•	$1.5 million, or 13% ($0.3 million merger-related), increase in other service charges and fees, primarily reflecting a $1.2 million, or 15%, increase in fees generated by higher debit card volume.
2006 Third Quarter versus 2006 Second Quarter
          Non-interest income decreased $65.1 million from the 2006 second quarter including the impact of a $3.6 million decline in automobile operating lease income as that portfolio continued to run off. Non-interest income before automobile operating lease income declined $61.5 million reflecting:
•	$57.3 million of investment securities losses in the current quarter, reflecting the $57.5 million investment securities impairment (see Significant Items).

•	$22.5 million decline in mortgage banking income, primarily reflecting a $10.7 million negative impact of MSR valuation adjustments in the current quarter compared with a positive $8.3 million MSR valuation adjustment in the prior quarter. The current quarter’s negative MSR valuation adjustment was offset by net MSR-related trading gains recorded in other income (see below). Also contributing to the decrease in mortgage banking income from the second quarter was a $3.9 million decline in secondary marketing income.
Partially offset by:
•	$14.8 million increase in other income, primarily reflecting a $17.4 million positive impact in MSR hedge-related trading activities as the current quarter included a $10.7 million net trading gain compared with $6.7 million of net trading losses in the prior quarter, partially offset by a $2.1 million write down of certain equity method investments. The 2006 second quarter also benefited from $2.3 million of equity investment gains.

•	$1.5 million increase in bank owned life insurance income.

•	$1.5 million, or 3%, increase in service charges on deposit accounts. This reflected a $0.8 million, or 5%, increase in commercial service charges and a $0.7 million, or 2%, increase in personal service charges.

2006 First Nine Months versus 2005 First Nine Months
          Non-interest income declined $64.5 million from the year-ago nine-month period, reflecting a $72.7 million decline in automobile operating lease income. Non-interest income before automobile operating lease income increased $8.2 million, or 2% ($16.7 million merger-related). The drivers of the $8.2 million increase included:
•	$28.1 million increase ($5.0 million merger-related) in other income, primarily reflecting a $10.6 million positive impact in MSR hedge-related trading activities as the current period included only $0.7 million of net trading losses compared with $11.3 million of net trading losses in the year-ago period. Also contributing to the increase: $4.3 million increase in equipment operating lease income, $4.8 million of higher equity investment gains, net of writedowns, $2.0 million growth in derivative trading income, $1.9 million in higher loan servicing, and an increase in miscellaneous retail and commercial banking fee income, including higher safe deposit box and collection fees.

•	$11.4 million, or 9% ($3.7 million merger-related), increase in service charges on deposit accounts, reflecting a $10.2 million, or 13%, increase in personal service charges, primarily NSF/OD and volume related.

•	$9.5 million, or 17% ($3.9 million merger-related), increase in trust services income, reflecting (1) a $4.9 million increase in higher personal trust income, (2) a $2.6 million increase in Huntington Fund fees, and (3) a $1.6 million increase in institutional trust income.

•	$5.2 million increase ($0.6 million merger-related) in mortgage banking income, reflecting a $2.8 million positive impact of MSR valuation adjustments for the first nine months of 2006 relative to the prior year period, as well as the positive impact of lower amortization of capitalized servicing and higher servicing fee income, partially offset by lower origination fees.

•	$4.7 million, or 14% ($0.7 million merger-related), increase in other service charges and fees, reflecting a $3.8 million, or 16%, increase in fees generated by higher debit card volume.

•	$3.7 million, or 9% ($1.1 million merger-related), increase in brokerage and insurance income, reflecting higher brokerage income including a $3.4 million, or 19%, increase in annuity fee income.
Partially offset by:
•	$58.1 million increase in investment securities losses reflecting the $57.5 million 2006 third quarter investment securities impairment (see Significant Items).

Non-Interest Expense
(This section should be read in conjunction with Significant Factors 1, 3, 5, and 6.)
          Table 9 reflects non-interest expense detail for each of the last five quarters and for the first nine months of 2006 and 2005.
Table 9 — Non-Interest Expense

	2006			2005		3Q06 vs 3Q05
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Salaries	$105,144	$107,249	$101,458	$91,858	$93,209	$11,935	12.8%
Benefits	28,679	30,655	30,099	24,253	24,267	4,412	18.2

Personnel costs	133,823	137,904	131,557	116,111	117,476	16,347	13.9%
Net occupancy	18,109	17,927	17,966	17,940	16,653	1,456	8.7
Outside data processing and other services	18,664	19,569	19,851	19,693	18,062	602	3.3
Equipment	17,249	18,009	16,503	16,093	15,531	1,718	11.1
Professional services	6,438	6,292	5,365	7,440	8,323	(1,885)	(22.6)
Marketing	7,846	10,374	7,301	7,145	6,364	1,482	23.3
Telecommunications	4,818	4,990	4,825	4,453	4,512	306	6.8
Printing and supplies	3,416	3,764	3,074	3,084	3,102	314	10.1
Amortization of intangibles	2,902	2,992	1,075	218	203	2,699	N.M.
Other expense	23,177	21,880	18,227	20,995	21,189	1,988	9.4

Sub-total before operating lease expense	236,442	243,701	225,744	213,172	211,415	25,027	11.8
Automobile operating lease expense	5,988	8,658	12,671	17,183	21,637	(15,649)	(72.3)

Total non-interest expense	$242,430	$252,359	$238,415	$230,355	$233,052	$9,378	4.0%

	Nine Months Ended September 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Salaries	$313,851	$287,731	$26,120	9.1%
Benefits	89,433	77,816	11,617	14.9

Personnel costs	403,284	365,547	37,737	10.3
Net occupancy	54,002	53,152	850	1.6
Outside data processing and other services	58,084	54,945	3,139	5.7
Equipment	51,761	47,031	4,730	10.1
Professional services	18,095	27,129	(9,034)	(33.3)
Marketing	25,521	19,134	6,387	33.4
Telecommunications	14,633	14,195	438	3.1
Printing and supplies	10,254	9,489	765	8.1
Amortization of intangibles	6,969	611	6,358	N.M.
Other expense	63,284	61,565	1,719	2.8

Sub-total before operating lease expense	705,887	652,798	53,089	8.1
Automobile operating lease expense	27,317	86,667	(59,350)	(68.5)

Total non-interest expense	733,204	739,465	$(6,261)	(0.8)%

N.M., not a meaningful value.
2006 Third Quarter versus 2005 Third Quarter
          While non-interest expense increased $9.4 million, or 4%, from the year-ago quarter, automobile operating lease expense declined $15.6 million as that portfolio continued to run off. Non-interest expense before automobile operating lease expense increased $25.0 million, or 12%, from the year-ago quarter, with an estimated $18.1 million attributable to Unizan ($17.6 million merger-related plus $0.4 million of merger costs). The primary drivers of the $25.0 million increase were:
•	$16.3 million, or 14%, increase in personnel expense with Unizan contributing $7.9 million of the increase ($7.7 million merger-related plus $0.2 million of merger costs). The remaining $8.5 million increase included $4.9 million due to the expensing of share-based compensation, which began in 2006. Pension and health care expenses also increased.

•	$2.7 million increase in the amortization of intangibles, substantially all merger-related.

•	$2.0 million increase in other expense including $3.0 million of merger-related expense.

•	$1.7 million increase in equipment expense ($0.5 million merger-related), reflecting higher depreciation associated with recent technology investments.

•	$1.5 million in higher marketing expense ($0.3 million merger-related), due primarily to expanded market research efforts.

•	$1.5 million increase in net occupancy expense ($1.3 million merger-related).
Partially offset by:
•	$1.9 million decline in professional services. Though Unizan added $1.5 million to current period expense, this was more than offset by lower collection and other legal expenses.
2006 Third Quarter versus 2006 Second Quarter
            Non-interest expense decreased $9.9 million from the 2006 second quarter including a $2.7 million decline in automobile operating lease expense as that portfolio continued to run off. Non-interest expense before automobile operating lease expense declined $7.3 million, or 3%, reflecting:
•	$4.1 million, or 3%, decrease in personnel costs reflecting a combination of factors including lower FICA and incentive-based compensation.

•	$2.5 million, or 24%, decline in marketing expense due to lower television commercial costs as the prior quarter included expenses for the up-front development cost of commercials.
Partially offset by:
•	$1.3 million, or 6%, increase in other expense due to higher operational losses.
2006 First Nine Months versus 2005 First Nine Months
          Non-interest expense decreased $6.3 million, or 1%, from the year-ago nine-month period, reflecting a $59.4 million decline in automobile operating lease expense as that portfolio continued to run off. Non-interest expense before automobile operating lease expense increased $53.1 million, or 8%, with an estimated $45.3 million attributable to Unizan ($41.2 million merger-related plus $4.1 million of merger costs). The primary drivers of the $53.1 million increase were:
•	$37.7 million, or 10%, increase in personnel expense with Unizan contributing $19.1 million of the increase ($18.0 million merger-related plus $1.1 million of merger costs). The remaining increase of $18.6 million reflected an increase of $13.4 million due to expensing share-based compensation, which began in 2006, and the annual merit increases for exempt employees, partially offset by personnel expense synergies resulting from the Unizan merger.

•	$6.4 million, or 33%, higher marketing expense with Unizan contributing $1.4 million of the increase ($0.6 million merger-related plus $0.7 million of merger costs), due primarily to television commercial advertising, including up-front development costs incurred in the period.

•	$6.4 million increase in the amortization of intangibles, related to the Unizan merger.

•	$4.7 million, or 10%, increase in equipment expense with Unizan contributing $1.2 million of the increase, primarily merger-related, reflecting higher depreciation expense.

•	$3.1 million, or 5.7%, increase in outside data processing and other services with Unizan contributing $2.8 million of the increase ($1.2 million merger-related plus $1.6 million of merger costs), reflecting outside contract programming and debit card processing expense.

Partially offset by:
•	$9.0 million, or 33%, decline in professional services. Although Unizan added $3.6 million to 2006 nine-month expense ($3.4 million merger-related plus $0.1 million of merger costs), this was more than offset by lower consulting expense as the year-ago period included $3.6 million of SEC and regulatory-related expenses, as well as a $5.3 million decline in other consulting and collections costs.
Automobile Operating Lease Assets
(This section should be read in conjunction with Significant Factor 3 and Lease Residual Risk section.)
          Automobile operating lease assets primarily represent automobile leases originated before May 2002. This automobile operating lease portfolio is running off over time since all automobile lease originations after April 2002 have been recorded as direct financing leases and are reported in the automobile loan and lease category in earning assets. As a result, the non-interest income and non-interest expense associated with the automobile operating lease portfolio has declined.
          Automobile operating lease asset performance for each of the last five quarters and for the first nine months of 2006 and 2005 was as follows:
Table 10 — Automobile Operating Lease Performance

	2006			2005		3Q06 vs 3Q05
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Balance Sheet:
Average automobile operating lease assets outstanding	$68,223	$104,585	$159,073	$215,976	$287,308	$(219,085)	(76.3)%

Income Statement:
Net rental income	$7,258	$10,678	$15,173	$19,866	$25,289	$(18,031)	(71.3)%
Fees	401	669	732	1,482	1,419	(1,018)	(71.7)
Recoveries — early terminations	921	796	1,143	1,186	1,114	(193)	(17.3)

Total automobile operating lease income	8,580	12,143	17,048	22,534	27,822	(19,242)	(69.2)

Depreciation and residual losses at termination	5,494	8,083	11,501	15,680	19,670	(14,176)	(72.1)
Losses — early terminations	494	575	1,170	1,503	1,967	(1,473)	(74.9)

Total automobile operating lease expense	5,988	8,658	12,671	17,183	21,637	(15,649)	(72.3)

Net earnings contribution	$2,592	$3,485	$4,377	$5,351	$6,185	$(3,593)	(58.1)%

	Nine Months Ended September 30,		YTD 2006 vs 2005
(in thousands)	2006	2005	Amount	Percent

Balance Sheet:
Average automobile operating lease assets outstanding	$110,294	$396,787	$(286,493)	(72.2)%

Income Statement:
Net rental income	$33,109	$101,235	$(68,126)	(67.3)%
Fees	1,802	5,049	(3,247)	(64.3)
Recoveries — early terminations	2,860	4,197	(1,337)	(31.9)

Total automobile operating lease income	37,771	110,481	(72,710)	(65.8)

Depreciation and residual losses at termination	25,078	79,136	(54,058)	(68.3)
Losses — early terminations	2,239	7,531	(5,292)	(70.3)

Total automobile operating lease expense	27,317	86,667	(59,350)	(68.5)

Net earnings contribution	$10,454	$23,814	$(13,360)	(56.1)%

2006 Third Quarter versus 2005 Third Quarter and 2006 Second Quarter
          Average automobile operating lease assets in the 2006 third quarter were $0.1 billion, down $0.2 billion, or 76%, from the year-ago quarter and down 35% from the 2006 second quarter. This reflected the continued run-off of this portfolio as no new automobile operating leases have been originated since April 2002. Automobile operating lease asset balances will continue to decline through both depreciation and lease terminations. (For a discussion of automobile operating lease accounting, residual value loss determination, and related residual value insurance, see Note 1, Significant Accounting Policies and the Lease Residual Risk section of the Company’s 2005 Form 10-K.)
          Reflecting the continued run-off of automobile operating lease assets, the net earnings contribution from automobile operating lease assets was $2.6 million in the 2006 third quarter, down $3.6 million, or 58%, from the year-ago quarter and down $0.9 million, or 26%, from the 2006 second quarter.
          Automobile operating lease income, which totaled $8.6 million in the 2006 third quarter, represented 9% of total non-interest income in the quarter. Automobile operating lease income was down $19.2 million, or 69%, from the year-ago quarter and $3.6 million, or 29%, from the 2006 second quarter, reflecting the decline in average automobile operating lease assets. Net rental income was down 71% and 32%, respectively, from the year-ago and 2006 second quarters. Fees declined 72% from the year-ago quarter and 40% from the prior quarter. Recoveries from early terminations decreased 17% from the year-ago quarter but increased 16% from the 2006 second quarter.
          Automobile operating lease expense totaled $6.0 million and represented 2% of total non-interest expense in the current quarter. Automobile operating lease expense was down $15.6 million, or 72%, from the year-ago quarter and down $2.7 million, or 31%, from the 2006 second quarter. Losses on early terminations, which are included in total automobile operating lease expense, declined 75% from the year-ago quarter and 14% from the prior quarter.
2006 First Nine Months versus 2005 First Nine Months
          Average automobile operating lease assets in the 2006 first nine-month period were $0.1 billion, down $0.3 billion, or 72%, from the comparable year-ago period as this portfolio continued to run-off. Reflecting this decline in average automobile operating lease assets, the net earnings contribution from automobile operating lease assets was $10.5 million in the 2006 first nine-month period, down $13.4 million, or 56%, from the comparable year-ago period.
          Automobile operating lease income, which totaled $37.8 million for the 2006 first nine-month period, represented 9% of total non-interest income, and was down $72.7 million, or 66%, from the comparable year-ago period. Net rental income was down $68.1 million, or 67%. Fees declined $3.2 million, or 64%, from the comparable year-ago period. Recoveries from early terminations were down 32% from the year-ago period. Operating lease expense totaled $27.3 million, or 4%, of total non-interest expense, down $59.4 million, or 68%, from the comparable year-ago nine-month period.
Provision for Income Taxes
(This section should be read in conjunction with Significant Factor 4.)
          The provision for income taxes in the 2006 third quarter was a benefit of $60.8 million. This reflected an $84.5 million reduction of federal income tax expense related to the resolution of a federal income tax audit covering tax years 2002 and 2003 that resulted in the release of previously established federal income tax reserves, as well as the recognition of federal tax loss carry backs. The provisions for income taxes in the year-ago quarter and 2006 second quarter were $43.1 million and $45.5 million, respectively. The effective tax rate for the 2006 fourth quarter is expected to increase to a more typical rate just below 30%.
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
RISK MANAGEMENT AND CAPITAL
          Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. Credit risk is the risk of loss due to adverse changes in borrowers’ ability to meet their financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, residual values, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. Operational risk arises from the inherent day-to-day operations of the company that could result in losses due to human error, inadequate or failed internal systems and controls, and external events.
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
Credit Risk
          Credit risk is the risk of loss due to adverse changes in borrowers’ ability to meet their financial obligations under agreed upon terms. We are subject to credit risk in lending, trading, and investment activities. The nature and degree of credit risk is a function of the types of transactions, the structure of those transactions, and the parties involved. The majority of our credit risk is associated with lending activities, as the acceptance and management of credit risk is central to profitable lending. Credit risk is incidental to trading activities and represents a limited portion of the total risks associated with the investment portfolio. Credit risk is mitigated through a combination of credit policies and processes and portfolio diversification.
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
          An overall corporate objective is to avoid undue portfolio concentrations. As shown in Table 11, at September 30, 2006, total credit exposure was $26.4 billion. Of this amount, $14.2 billion, or 54%, represented total consumer loans and leases and $12.2 billion, or 46%, represented total commercial loans and leases.

Table 11 — Credit Exposure Composition

	2006						2005
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)				(Unaudited)
By Type
Commercial:
Middle market commercial and industrial	$5,751,178	21.8%	$5,595,454	21.2%	$5,288,710	20.1%	$5,084,244	20.6%	$4,790,680	19.4%
Middle market commercial real estate:
Construction	1,148,036	4.3	1,173,454	4.4	1,366,890	5.2	1,521,897	6.2	1,762,237	7.1
Commercial	2,772,645	10.5	2,731,684	10.3	3,046,368	11.6	2,015,498	8.2	1,885,027	7.6

Middle market commercial real estate	3,920,681	14.8	3,905,138	14.7	4,413,258	16.8	3,537,395	14.4	3,647,264	14.7
Small business	2,535,940	9.6	2,531,176	9.6	2,116,063	8.1	2,223,740	9.1	2,234,988	9.1

Total commercial	12,207,799	46.2	12,031,768	45.5	11,818,031	45.0	10,845,379	44.1	10,672,932	43.2

Consumer:
Automobile loans	2,105,623	8.0	2,059,836	7.8	2,053,777	7.8	1,985,304	8.1	2,063,285	8.3
Automobile leases	1,910,257	7.2	2,042,215	7.7	2,154,883	8.2	2,289,015	9.3	2,381,004	9.6
Home equity	5,019,101	19.0	5,047,991	19.1	4,955,343	18.9	4,762,743	19.3	4,796,474	19.4
Residential mortgage	4,678,577	17.7	4,739,814	17.9	4,604,705	17.5	4,193,139	17.0	4,180,350	16.9
Other loans	440,145	1.7	432,957	1.7	558,850	2.1	396,586	1.4	402,242	1.6

Total consumer	14,153,703	53.6	14,322,813	54.2	14,327,558	54.5	13,626,787	55.1	13,823,355	55.8

Total loans and direct financing leases	$26,361,502	99.8	$26,354,581	99.7	$26,145,589	99.5	$24,472,166	99.2	$24,496,287	99.0

Automobile operating lease assets	54,551	0.2	85,018	0.3	128,111	0.5	189,003	0.8	247,389	1.0

Total credit exposure	$26,416,053	100.0%	$26,439,599	100.0%	$26,273,700	100.0%	$24,661,169	100.0%	$24,743,676	100.0%

Total automobile exposure(1)	$4,070,431	15.4%	$4,187,069	15.8%	$4,336,771	16.5%	$4,463,322	18.1%	$4,691,678	19.0%

By Business Segment (2)
Regional Banking:
Central Ohio	$3,682,544	13.9%	$3,598,342	13.6%	$3,360,201	12.8%	$3,150,394	12.8%	$3,233,382	13.1%
Northern Ohio	2,656,635	10.1	2,660,450	10.1	2,552,570	9.7	2,522,854	10.2	2,580,925	10.4
Southern Ohio / Kentucky	2,185,979	8.3	2,195,013	8.3	2,121,870	8.1	2,037,190	8.3	2,059,649	8.3
Eastern Ohio (4)(5)	1,348,217	5.1	1,416,505	5.4	1,825,985	6.9	369,870	1.5	372,124	1.5
West Michigan	2,443,495	9.3	2,397,525	9.1	2,372,563	9.0	2,363,162	9.6	2,369,800	9.6
East Michigan	1,609,932	6.1	1,597,741	6.0	1,536,284	5.8	1,573,413	6.4	1,530,081	6.2
West Virginia	1,086,757	4.1	1,053,464	4.0	968,333	3.7	970,953	3.9	948,847	3.8
Indiana	962,216	3.6	953,776	3.6	977,589	3.7	1,025,807	4.2	958,119	3.9
Mortgage and equipment leasing groups	3,611,416	13.6	3,590,621	13.5	3,478,835	13.4	3,493,461	14.1	3,477,995	14.1

Regional Banking	19,587,191	74.1	19,463,437	73.6	19,194,230	73.1	17,507,104	71.0	17,530,922	70.9
Dealer Sales (3)	5,011,186	19.0	5,167,300	19.5	5,347,052	20.4	5,429,997	22.0	5,492,235	22.2
Private Financial and Capital Markets Group	1,817,676	6.9	1,808,862	6.9	1,732,418	6.5	1,724,068	7.0	1,720,519	6.9
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total credit exposure	$26,416,053	100.0%	$26,439,599	100.0%	$26,273,700	100.0%	$24,661,169	100.0%	$24,743,676	100.0%

(1)	Sum of automobile loans and leases and automobile operating lease assets.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(3)	Includes operating lease inventory.

(4)	Periods prior to 2006 include certain banking offices previously reported in Northern Ohio.

(5)	The decline from the first quarter of 2006 is primarily the result of the Unizan system conversion and the classification of certain commercial loans.

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
          In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. Analysis of actual default experience indicated that the assigned probability of default was higher than our actual experience. Accordingly, during the 2006 third quarter, we updated the criteria used to assess the probability of default on commercial and industrial credits. The application of these updated criteria had no significant impact on the allowance for credit losses. We continually review and adjust such criteria based on actual experience, which may result in further changes to such criteria, in future periods.
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
          Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt/income ratios, and loan-to-value ratios. We offer closed-end, home equity loans with a fixed rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At September 30, 2006, we had $1.7 billion of home equity loans and $3.3 billion of home equity lines of credit. The average loan-to-value ratio of our home equity portfolio (both loans and lines) was 77% at September 30, 2006. We do not originate home equity loans or lines that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%. Home equity loans are generally fixed-rate with periodic principal and interest payments. We originated $164 million of home equity loans in the third quarter 2006 with a weighted average loan-to-value ratio of 65% and a weighted average FICO score of 738. Home equity lines of credit generally have variable-rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the third quarter of 2006, we originated $322 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 75% and a weighted average FICO score of 741.
          At September 30, 2006, we had $4.7 billion of residential real estate loans. Adjustable-rate mortgages, primarily mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually, comprised 55% of this portfolio. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.” Interest-only loans comprised $0.9 billion, or18%, of residential real estate loans at September 30, 2006. Interest only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation.
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
          NPAs consist of loans and leases that are no longer accruing interest, loans and leases that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. Middle-market commercial and industrial (C&I), commercial real-estate (CRE), and small business loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
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

     Table 12 reflects period-end NPAs and past due loans and leases detail for each of the last five quarters.
Table 12 — Non-Performing Assets and Past Due Loans and Leases

	2006			2005
(in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Non-accrual loans and leases:
Middle market commercial and industrial	$37,082	$45,713	$45,723	$28,888	$25,431
Middle market commercial real estate	27,538	24,970	18,243	15,763	13,073
Small business	21,356	27,328	28,389	28,931	26,098
Residential mortgage	30,289	22,786	29,376	17,613	16,402
Home equity	13,047	14,466	13,778	10,720	8,705

Total non-performing loans and leases	129,312	135,263	135,509	101,915	89,709

Other real estate, net:
Residential	40,615	34,743	17,481	14,214	11,182
Commercial	1,285	1,062	1,903	1,026	909

Total other real estate, net	41,900	35,805	19,384	15,240	12,091

Total non-performing assets	$171,212	$171,068	$154,893	$117,155	$101,800

Non-performing loans and leases guaranteed by the U.S. government (1)	$33,676	$30,710	$18,256	$7,324	$6,812

Non-performing loans and leases as a % of total loans and leases	0.49%	0.51%	0.52%	0.42%	0.37%

Non-performing assets as a % of total loans and leases and other real estate	0.65	0.65	0.59	0.48	0.42

Accruing loans and leases past due 90 days or more (1)	$62,054	$48,829	$52,297	$56,138	$50,780

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.24%	0.19%	0.20%	0.23%	0.21%

Allowance for Credit Losses (ACL) as a % of non-guaranteed commercial non-performing assets	456	403	425	454	497

(1)	Beginning in the second quarter of 2006, OREO includes balances for foreclosures on loans serviced for GNMA, that were reported in 90 day past due loans and leases in prior periods. These balances are fully guaranteed by the US Government.
     NPAs were $171.2 million at September 30, 2006, and represented 0.65% of related assets, which was essentially unchanged from June 30, 2006, but up $69.4 million from $101.8 million, or 0.42% of related assets, at the end of the year-ago quarter. Contributing to the $69.4 million increase in NPAs from the year-ago period were $33.8 million of NPLs acquired at the time of the Unizan merger, as well as a $29.8 million increase in other real estate owned (OREO). The increase in OREO included $16.4 million increase in foreclosed mortgage loans fully guaranteed by the U.S. government, which prior to the 2006 second quarter were previously reported as over 90-day delinquent but still accruing loans. This change in reporting also contributed to the $26.9 million increase in total NPLs guaranteed by the U.S. government, from $6.8 million at the end of the 2005 third quarter to $33.7 million at September 30, 2006. At September 30, 2006, 59% of total NPAs represented residential real estate assets and loans guaranteed by the U.S. Government, which have shown low loss experience historically. This compares favorably with the 42% level of such NPAs at the end of the year-ago quarter, and 53% at June 30, 2006.
     NPLs, which exclude OREO, increased $39.6 million from the year-earlier period to $129.3 million at September

30, 2006, with $33.8 million of the increase represented by NPLs acquired in the Unizan merger. NPLs declined $6.0 million, or 4%, from June 30, 2006. NPLs expressed as a percent of total loans and leases were 0.49% at September 30, 2006, up from 0.37% a year earlier, but down slightly from 0.51% at June 30, 2006.
     Non-performing asset activity for each of the past five quarters ended September 30, 2006, and for the first nine months of 2006 and 2005 was as follows:
Table 13 — Non-Performing Assets Activity

	2006			2005
(in thousands)	Third	Second	First	Fourth	Third

Non-performing assets, beginning of period	$171,068	$154,893	$117,155	$101,800	$97,418
New non-performing assets (1)	55,490	52,498	53,768	52,553	37,570
Acquired non-performing assets	—	—	33,843	—	—
Returns to accruing status	(11,880)	(12,143)	(14,310)	(3,228)	(231)
Loan and lease losses	(14,143)	(6,826)	(13,314)	(9,063)	(5,897)
Payments	(16,709)	(12,892)	(13,195)	(21,329)	(21,203)
Sales	(12,614)	(4,462)	(9,054)	(3,578)	(5,857)

Non-performing assets, end of period	$171,212	$171,068	$154,893	$117,155	$101,800

	Nine Months Ended September 30,
(in thousands)	2006	2005

Non-performing assets, beginning of period	$117,155	$108,568
New non-performing assets (1)	161,756	118,597
Acquired non-performing assets	33,843	—
Returns to accruing status	(38,333)	(4,319)
Loan and lease losses	(34,283)	(29,756)
Payments	(42,796)	(43,532)
Sales	(26,130)	(47,758)

Non-performing assets, end of period	$171,212	$101,800

(1)	Beginning in the second quarter of 2006, OREO includes balances for foreclosures on loans serviced for GNMA, that were reported in 90 day past due loans and leases in prior periods. These balances are fully guaranteed by the US Government.
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
     We analyze each middle market C&I, CRE, or small business loan over $500,000 for impairment when the loan is non-performing or has a grade of substandard or lower. The impairment tests are done in accordance with applicable accounting standards and regulations. For loans that are determined to be impaired, an estimate of loss is made for the amount of the impairment.
     Models and analyses are updated frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made as needed based on observed results of the portfolio analytics.
     Economic Reserve
     Changes in the economic environment are a significant judgmental factor we consider in determining the appropriate level of the ACL. The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on a variety of economic factors that are correlated to the historical performance of the loan portfolio. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period, subject to a minimum level specified by policy.
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
     At September 30, 2006, the ALLL was $280.2 million, which was $26.2 million higher than $253.9 million a year earlier, but $7.4 million lower than $287.5 million at June 30, 2006. Expressed as a percent of period-end loans and leases, the ALLL ratio at September 30, 2006, was 1.06%, up from 1.04% a year ago, but down slightly from 1.09% at June 30, 2006. The level of required loan loss reserves is determined using a highly quantitative methodology, which determines the required levels for both the transaction reserve and economic reserve components. Table 14 shows the change in the ALLL ratio and each reserve component for the 2006 second and third quarters, as well as the 2005 third quarter.
     The decline in the transaction reserve component at September 30, 2006, from the end of the second quarter, primarily reflected the sale or payoffs of certain NPAs at losses below previously established specific reserve levels. This resulted in the release of excess specific reserves associated with these NPAs.
     The ALLL as a percent of NPLs was 217% at September 30, 2006, down from 283% a year ago, but up from 213% at June 30, 2006. The ALLL as a percent of NPAs was 164% at September 30, 2006, down from 249% a year ago, and down slightly from 168% at June 30, 2006. At September 30, 2006, the AULC was $39.3 million, up from $38.1 million at the end of the year-ago quarter, and from $38.9 million at June 30, 2006.
     On a combined basis, the ACL as a percent of total loans and leases at September 30, 2006, was 1.21%, up from 1.19% a year ago, but down slightly from June 30, 2006. The ACL as a percent of NPAs was 187% at September 30, 2006, down from 287% a year earlier and 191% at June 30, 2006. The decline in the NPA coverage ratio reflected a number of factors, but especially the lower potential loss content of NPAs at the end of the current period compared with the prior year period as noted above, given the higher percentage of NPAs represented by residential real estate assets and U.S. Government guaranteed loans noted above.
     Table 14 reflects activity in the ALLL and AULC for each of the last five quarters.

Table 14 — Quarterly Credit Reserves Analysis

	2006			2005
(in thousands)	Third	Second	First	Fourth	Third

Allowance for loan and lease losses, beginning of period	$287,517	$283,839	$268,347	$253,943	$254,784
Acquired allowance for loan and lease losses	100 (1)	1,498 (1)	22,187	—	—
Loan and lease losses	(29,127)	(24,325)	(33,405)	(27,072)	(25,830)
Recoveries of loans previously charged off	7,888	10,373	9,189	9,504	7,877

Net loan and lease losses	(21,239)	(13,952)	(24,216)	(17,568)	(17,953)

Provision for loan and lease losses	13,774	16,132	17,521	31,972	17,112

Allowance for loan and lease losses, end of period	$280,152	$287,517	$283,839	$268,347	$253,943

Allowance for unfunded loan commitments and letters of credit, beginning of period	$38,914	$39,301	$36,957	$38,098	$37,511

Acquired AULC	—	—	325	—	—
Provision for unfunded loan commitments and letters of credit losses	388	(387)	2,019	(1,141)	587

Allowance for unfunded loan commitments and letters of credit, end of period	$39,302	$38,914	$39,301	$36,957	$38,098

Total allowances for credit losses	$319,454	$326,431	$323,140	$305,304	$292,041

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.86%	0.89%	0.88%	0.89%	0.84%
Economic reserve	0.20	0.20	0.21	0.21	0.20

Total loans and leases	1.06%	1.09%	1.09%	1.10%	1.04%

Non-performing loans and leases (NPLs)	217	213	209	263	283
Non-performing assets (NPAs)	164	168	183	229	249

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.21%	1.24%	1.24%	1.25%	1.19%
Non-performing loans and leases	247	241	238	300	326
Non-performing assets	187	191	209	261	287

(1)	Represents an adjustment of the allowance and corresponding adjustment to loan balances, resulting from the Unizan merger.

     Table 15 reflects activity in the ALLL and AULC for the first nine months of 2006 and 2005.
Table 15 — Year to Date Credit Reserves Analysis

	Nine Months Ended September 30,
(in thousands)	2006	2005

Allowance for loan and lease losses, beginning of period	$268,347	$271,211
Acquired allowance for loan and lease losses	23,784	—
Loan and lease losses	(86,857)	(88,776)
Recoveries of loans previously charged off	27,451	26,287

Net loan and lease losses	(59,406)	(62,489)

Provision for loan and lease losses	47,427	51,810
Economic reserve transfer	—	(6,253)
Allowance of assets sold and securitized	—	(336)

Allowance for loan and lease losses, end of period	$280,152	$253,943

Allowance for unfunded loan commitments and letters of credit, beginning of period	$36,957	$33,187
Acquired AULC	325	—
Provision for unfunded loan commitments and letters of credit losses	2,020	(1,342)
Economic reserve transfer	—	6,253

Allowance for unfunded loan commitments and letters of credit, end of period	$39,302	$38,098

Total allowances for credit losses	$319,454	$292,041

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.86%	0.84%
Economic reserve	0.20	0.20

Total loans and leases	1.06%	1.04%

Non-performing loans and leases (NPLs)	217	283
Non-performing assets (NPAs)	164	249

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.21%	1.19%
Non-performing loans and leases	247	326
Non-performing assets	187	287

Net Charge-offs
(This section should be read in conjunction with Significant Factors 1 and 6.)
     Table 16 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 16 — Quarterly Net Charge-Off Analysis

	2006			2005
(in thousands)	Third	Second	First	Fourth	Third

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$1,742	$(484)	$6,887	$(744)	$(1,082)
Middle market commercial real estate:
Construction	(2)	(161)	(241)	(175)	495
Commercial	644	1,557	210	14	1,779

Middle market commercial real estate	642	1,396	(31)	(161)	2,274
Small business	4,451	2,530	3,709	4,465	3,062

Total commercial	6,835	3,442	10,565	3,560	4,254

Consumer:
Automobile loans	1,759	1,172	2,977	3,213	3,895
Automobile leases	2,306	1,758	3,515	3,422	3,105

Automobile loans and leases	4,065	2,930	6,492	6,635	7,000
Home equity	6,734	4,776	4,524	4,498	4,093
Residential mortgage	876	688	715	941	522
Other loans	2,729	2,116	1,920	1,934	2,084

Total consumer	14,404	10,510	13,651	14,008	13,699

Total net charge-offs	$21,239	$13,952	$24,216	$17,568	$17,953

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.12%	(0.04)%	0.54%	(0.06)%	(0.09)%
Middle market commercial real estate:
Construction	—	(0.05)	(0.07)	(0.04)	0.12
Commercial	0.09	0.22	0.03	—	0.37

Middle market commercial real estate	0.07	0.14	—	(0.02)	0.25
Small business	0.70	0.41	0.70	0.80	0.54

Total commercial	0.23	0.12	0.38	0.13	0.16

Consumer:
Automobile loans	0.34	0.23	0.60	0.64	0.75
Automobile leases	0.47	0.34	0.63	0.59	0.51

Automobile loans and leases	0.40	0.28	0.62	0.61	0.62
Home equity	0.53	0.38	0.37	0.38	0.34
Residential mortgage	0.07	0.06	0.07	0.09	0.05
Other loans	2.54	1.89	1.72	1.97	2.15

Total consumer	0.40	0.30	0.40	0.41	0.40

Net charge-offs as a % of average loans	0.32%	0.21%	0.39%	0.29%	0.29%

     Table 17 reflects net loan and lease charge-off detail for the first nine months of 2006 and 2005.
Table 17 — Year To Date Net Charge-Off Analysis

	Nine Months Ended September 30,
(in thousands)	2006	2005

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$8,145	$14,322
Middle market commercial real estate:
Construction	(404)	310
Commercial	2,411	3,896

Middle market commercial real estate	2,007	4,206
Small business	10,690	7,486

Total commercial	20,842	26,014

Consumer:
Automobile loans	5,908	8,775
Automobile leases	7,579	8,242

Automobile loans and leases	13,487	17,017
Home equity	16,034	13,121
Residential mortgage	2,279	1,391
Other loans	6,764	4,946

Total consumer	38,564	36,475

Total net charge-offs	$59,406	$62,489

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.20%	0.40%
Middle market commercial real estate:
Construction	(0.04)	0.02
Commercial	0.12	0.27

Middle market commercial real estate	0.07	0.16
Small business	0.60	0.45

Total commercial	0.24	0.33

Consumer:
Automobile loans	0.39	0.57
Automobile leases	0.48	0.45

Automobile loans and leases	0.43	0.50
Home equity	0.43	0.37
Residential mortgage	0.07	0.05
Other loans	2.04	1.74

Total consumer	0.36	0.36

Net charge-offs as a % of average loans	0.31%	0.34%

2006 Third Quarter versus 2005 Third Quarter and 2006 Second Quarter
     Total net charge-offs for the 2006 third quarter were $21.2 million, or an annualized 0.32% of average total loans and leases. While this performance remained below the long-term targeted range of 0.35%-0.45%, it was higher than $18.0 million, or an annualized 0.29%, in the year-ago quarter and $14.0 million, or an annualized 0.21%, of average total loans and leases in the 2006 second quarter. The higher level of net charge-offs in the third quarter compared with the second quarter reflected $2.3 million of charge-offs related to the sale of non-performing loans and for which reserves had been previously established. The lower level of net charge-offs in the 2006 second quarter also reflected higher recoveries in that period.
     Total commercial net charge-offs in the third quarter were $6.8 million, or an annualized 0.23%, up $2.6 million from $4.3 million, or an annualized 0.16%, in the year-ago quarter. Current period commercial net charge-offs included $2.3 million related to the sale of non-performing commercial loans for which reserves had been previously established. Compared with the 2006 second quarter, current period total commercial net charge-offs increased $3.4 million.
     Total consumer net charge-offs in the current quarter were $14.4 million, up $0.7 million from $13.7 million in the year-ago quarter. However, when expressed as an annualized percentage, total consumer net charge-offs in the 2006 third quarter were 0.40% of average related loans, unchanged from the year-ago quarter. Compared with the 2006 second quarter, total consumer net charge-offs increased $3.9 million from $10.5 million, with a 10 basis point increase in the annualized net charge-off ratio to 0.40% from 0.30% of average related loans, reflecting a $2.0 million increase in home equity loan net charge-offs.
     Home equity net charge-offs in the 2006 third-quarter were $6.7 million, or an annualized 0.53%, up from $4.1 million, or an annualized 0.34%, in the year-ago quarter, and from $4.8 million, or an annualized 0.38%, in the prior quarter. The increase reflected a combination of factors, including softer housing market conditions, as well as higher net charge-offs associated with third-party originated and higher loan-to-value home equity loans, which over the last two-year period have been de-emphasized. We have been actively engaged in developing on-going loss mitigation strategies. As a result, we anticipate home equity net charge-offs to remain relatively consistent with 2006 third-quarter performance, although housing market conditions may continue to soften.
2006 First Nine Months versus 2005 First Nine Months
     Total net charge-offs for the first nine months of 2006 were $59.4 million, or an annualized 0.31% of average total loans and leases. This was down $3.1 million, or 5%, from $62.5 million, or an annualized 0.34%, in the comparable year-ago period.
     Total commercial net charge-offs in the first nine-month period of 2006 were $20.8 million, or an annualized 0.24%, down from $26.0 million, or 0.33%, in the year-ago period.
     Total consumer net charge-offs in the current nine-month period were $38.6 million, or an annualized 0.36% of related loans, up from $36.5 million in the year-ago period. While the dollar amount of total consumer net charge-offs increased 6% from the comparable year-ago period, on a relative basis, consumer net charge-offs were unchanged from the annualized 0.36% ratio a year ago. The increase in the dollar amount of total consumer net charge-offs from the year-ago period reflected higher home equity and residential mortgage net charge-offs and higher net charge-offs in the other loan category, partially offset by lower automobile loan and lease net charge-offs. Home equity net charge-offs were $16.0 million, or an annualized 0.43% of related loans, up from $13.1 million, or 0.37% in the year-ago period, and residential mortgage net charge-offs were $2.3 million, or an annualized 0.07% of related loans, up from $1.4 million, or 0.05% in the year-ago period. Other loan net charge-offs in the current nine-month period were $6.8 million, or an annualized 2.04% of related loans, up from $4.9 million, or 1.74%, in the year-ago period. Total automobile loan and lease net charge-offs in the 2006 nine-month period were $13.5 million, or an annualized 0.43% of related loans and leases, down 21% from $17.0 million, or 0.50%, in the year-ago nine-month period.
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

     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of September 30, 2006 and June 30, 2006.
Table 18 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

September 30, 2006	+0.3%	+0.1%	-0.3%	-0.9%
June 30, 2006	+2.1%	+2.0%	-0.5%	-0.8%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter.
Table 19 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

September 30, 2006	+0.9%	+1.5%	-4.4%	-9.9%
June 30, 2006	+2.9%	+3.1%	-5.4%	-11.1%
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
Liquidity Risk
     The objective of effective liquidity management is to ensure that cash flow needs can be met on a timely basis at a reasonable cost under both normal operating conditions and unforeseen circumstances. The liquidity of the Bank, our primary subsidiary, is used to originate loans and leases and to repay deposit and other liabilities as they become due or are demanded by customers. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, asset and liability activities, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues.
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
     For each of the nine month periods ended September 30, 2005 and 2006, federal income taxes paid exceeded the amount of income tax provision. For federal income taxes, we defer taxable gains when certain leased vehicles are sold, usually at the end of the lease term, by entering into a like-kind exchange for new vehicles under lease. The decline in lease originations reduced our ability to defer these taxable gains, resulting in taxable gains recognized for federal income taxes in each of these nine-month periods.
     For financial reporting, the residual value of the vehicle generally approximates the proceeds we receive, resulting in no significant gain or loss.

Table 20 — Deposit Composition

	2006						2005
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
	(Unaudited)		(Unaudited)		(Unaudited)				(Unaudited)
By Type
Demand deposits — non-interest bearing	$3,480,888	14.1%	$3,530,828	14.4%	$3,776,790	15.4%	$3,390,044	15.1%	$3,361,749	15.0%
Demand deposits — interest bearing	7,921,405	32.0	7,702,311	31.3	7,676,818	31.3	7,380,044	32.9	7,481,019	33.5
Savings and other domestic time deposits	3,011,268	12.2	3,125,513	12.7	3,585,840	14.6	3,094,136	13.8	3,186,354	14.3
Core certificates of deposit (1)	5,313,473	21.5	5,171,410	21.0	4,949,259	20.2	3,988,474	17.8	3,684,313	16.5

Total core deposits	19,727,034	79.8	19,530,062	79.4	19,988,707	81.5	17,852,698	79.6	17,713,435	79.3
Other domestic time deposits of $100,000 or more (1)	1,259,719	5.1	1,111,154	4.5	1,033,447	4.2	886,493	4.0	954,019	4.3
Brokered deposits and negotiable CDs	3,183,489	12.9	3,475,032	14.1	3,081,211	12.5	3,199,796	14.3	3,228,083	14.4
Deposits in foreign offices	568,153	2.2	476,684	2.0	451,798	1.8	470,688	2.1	453,585	2.0

Total deposits	$24,738,395	100.0%	$24,592,932	100.0%	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%

Total core deposits:
Commercial	$6,214,462	31.5%	$5,906,817	30.2%	$5,994,233	30.0%	$5,352,053	30.0%	$5,424,728	30.6%
Personal	13,512,572	68.5	13,623,245	69.8	13,994,474	70.0	12,500,645	70.0	12,288,707	69.4

Total core deposits	$19,727,034	100.0%	$19,530,062	100.0%	$19,988,707	100.0%	$17,852,698	100.0%	$17,713,435	100.0%

By Business Segment (2)
Regional Banking:
Central Ohio	$4,884,052	19.7%	$4,753,677	19.3%	$5,056,754	20.6%	$4,520,594	20.2%	$4,424,543	19.8%
Northern Ohio	3,662,243	14.8	3,536,794	14.4	3,594,515	14.6	3,498,463	15.6	3,461,841	15.5
Southern Ohio / Kentucky	2,212,366	8.9	2,226,385	9.1	2,233,220	9.1	1,951,322	8.7	1,914,856	8.6
Eastern Ohio (4)	1,738,913	7.0	1,757,964	7.1	1,762,395	7.2	577,912	2.6	582,615	2.6
West Michigan	2,941,889	11.9	2,798,498	11.4	2,830,635	11.5	2,790,787	12.5	2,779,510	12.4
East Michigan	2,354,689	9.5	2,259,497	9.2	2,259,497	9.2	2,263,898	10.1	2,301,627	10.3
West Virginia	1,513,206	6.1	1,512,351	6.1	1,533,274	6.2	1,463,592	6.5	1,428,090	6.4
Indiana	847,824	3.4	828,787	3.4	809,176	3.3	728,193	3.2	772,183	3.5
Mortgage and equipment leasing groups	146,075	0.6	165,807	0.7	153,444	0.6	161,866	0.7	177,026	0.8

Regional Banking	20,301,257	82.1	19,839,760	80.7	20,232,910	82.4	17,956,627	80.1	17,842,291	79.8
Dealer Sales	58,918	0.2	60,513	0.2	63,573	0.3	65,237	0.3	72,393	0.3
Private Financial and Capital Markets Group	1,144,731	4.6	1,217,627	5.0	1,177,469	4.8	1,179,915	5.3	1,199,855	5.4
Treasury / Other (3)	3,233,489	13.1	3,475,032	14.1	3,081,211	12.5	3,207,896	14.3	3,234,583	14.5

Total deposits	$24,738,395	100.0%	$24,592,932	100.0%	$24,555,163	100.0%	$22,409,675	100.0%	$22,349,122	100.0%

(1)	For the current and all prior periods, consumer CDs of $100,000 or more have been reclassified from other domestic time deposits of $100,000 or more to core certificates of deposit. Core certificates of deposit is comprised primarily of consumer certificates of deposit both over and under $100,000. Other domestic time deposits of $100,000 or more is comprised primarily of individual retirement accounts greater than $100,000 and public fund certificates of deposit greater than $100,000.

(2)	Prior period amounts have been reclassified to conform to the current period business segment structure.

(3)	Comprised largely of brokered deposits and negotiable CDs.

(4)	Periods prior to 2006 include certain branch offices previously reported in Northern Ohio.

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
     Credit ratings as of September 30, 2006, for the parent company and the Bank remain unchanged from December 31, 2005, and were as follows:
Table 21 — Credit Ratings

September 30, 2006
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
     Table 22 provides certain information about our standby letters of credit:
Table 22 — Standby Letters of Credit

		2006		2005
(in millions)	Third	Second	First	Fourth	Third
Total outstanding	$1,136	$1,121	$1,095	$1,079	$959
Percent collateralized	45%	44%	49%	48%	47%
Income recognized from issuance (1)	$3.0	$3.0	$3.0	$3.0	$2.6
Carrying amount of deferred revenue	3.6	3.6	5.3	4.0	3.1

(1)	Revenue is in other non-interest income on the consolidated statement of income.

     We enter into forward contracts relating to the mortgage banking business. At September 30, 2006, December 31, 2005, and September 30, 2005, we had commitments to sell residential real estate loans of $314.2 million, $348.3 million, and $566.8 million, respectively. These contracts mature in less than one year.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in provision for credit losses. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
     As with all companies, there is risk inherent in the day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Our Risk Management Group through a combination of business units and centralized processes, has the responsibility to manage the risk for the company through a process that assesses the overall level of risk on a regular basis and identifies specific risks and the steps being taken to control them. Furthermore, a system of committees is established to provide guidance over the process and escalate potential concerns to senior Management on the Operational Risk Committee, executive Management on the Risk Management Committee, and the Risk Committee of the Board of Directors, as appropriate.
     We continue to develop and enhance policies and procedures to control the elements of risk found in our processes. While we are not able to eliminate risk completely, our goal is to minimize the impact of a risk event and to be prepared to cover the result of it through insurance, earnings, and capital.
     An enterprise risk group performs certain overarching operational risk activities. These include monitoring adherence to corporate policies governing risk, business continuity programs to assure that operations to serve our customers continue during emergency situations, and information security to monitor and address electronic and sensitive information threats for the company.
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
     Shareholders’ equity totaled $3.1 billion at September 30, 2006. This balance represented a $0.6 billion increase from December 31, 2005. The growth in shareholders’ equity resulted from the issuance of shares valued at $0.6 billion in connection with the acquisition of Unizan; retention of net income after dividends declared to shareholders, netting to $0.2 billion and an increase in accumulated other comprehensive income of $0.1 billion, partially offset by the impact of shares repurchased of $0.3 billion. The increase in accumulated other comprehensive income resulted from an increase in unrealized net gains on investment securities at September 30, 2006, compared with unrealized net losses on investment securities at December 31, 2005.
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

     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At September 30, 2006, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
     At September 30, 2006, the tangible equity to assets ratio was 7.13%, down from 7.39% a year ago but up from 6.46% at June 30, 2006. At September 30, 2006, the tangible equity to risk-weighted assets ratio was 7.97%, down from 8.19% at the end of the year-ago quarter but up from 7.29% at June 30, 2006.
     The decline in capital ratios from the year-ago period reflected the repurchase of 18.1 million shares over this 12-month period. However, during the quarter, no shares of common stock were repurchased in accordance with the terms of the 6.0 million share accelerated share repurchase program announced May 25, 2006. Under terms of that program, no additional open market purchases could be made until that program expired at the end of September 2006. There are currently 6.9 million shares remaining available under the current share repurchase authorization announced April 20, 2006. The company may make additional share purchases from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
Table 23 — Capital Adequacy

	2006			2005
(in millions)	September 30,	June 30,	March 31,	December 31,	September 30,
Total risk-weighted assets	$31,337	$31,614	$31,298	$29,599	$29,352

Tier 1 leverage ratio	7.99%	7.62%	8.53%	8.34%	8.50%
Tier 1 risk-based capital ratio	8.95	8.45	8.94	9.13	9.42
Total risk-based capital ratio	12.81	12.29	12.91	12.42	12.70

Tangible equity / asset ratio	7.13	6.46	6.97	7.19	7.39
Tangible equity / risk-weighted assets ratio	7.97	7.29	7.80	7.91	8.19
Average equity / average assets	8.30	8.39	8.15	7.89	7.97
     On July 18, 2006, the board of directors declared a quarterly cash dividend on our common stock of $0.25 per common share payable October 2, 2006, to shareholders of record on September 15, 2006. Subsequent to the end of the 2006 third quarter, on October 17, 2006, the board of directors declared a quarterly cash dividend on our common stock of $0.25 per common share, payable January 2, 2007, to shareholders of record on December 15, 2006.

Table 24 — Quarterly Common Stock Summary

	2006			2005
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third
Common stock price, per share
High (1)	$24.820	$24.410	$24.750	$24.640	$25.410
Low (1)	23.000	23.120	22.560	20.970	22.310
Close	23.930	23.580	24.130	23.750	22.470
Average closing price	23.942	23.732	23.649	23.369	24.227

Dividends, per share
Cash dividends declared on common stock	$0.250	$0.250	$0.250	$0.215	$0.215

Common shares outstanding
Average — basic	237,672	241,729	230,968	226,699	229,830
Average — diluted	240,896	244,538	234,363	229,718	233,456
Ending	237,921	237,361	245,183	224,106	229,006

Book value per share	$13.15	$12.38	$12.56	$11.41	$11.45
Tangible book value per share	10.50	9.70	9.95	10.44	10.50

Common share repurchases
Number of shares repurchased	—	8,100	4,831	5,175	2,598

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

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
Balance Sheet Items
     For loans and leases, as well as core deposits, balances as of the acquisition date are pro-rated to the post-merger period being used in the comparison. For example, to estimate the impact on 2006 first quarter average balances, one-third of the closing date balance was used as those balances were in reported results for only one month of the quarter. Full quarter and year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology. This methodology assumes acquired balances will remain constant over time.
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
     Table 25 provides detail of changes to selected reported results to quantify the estimated impact of the Unizan merger and the impact of all other factors using this methodology:

Table 25 — Estimated Impact of Unizan Merger
2006 Third Quarter versus 2005 Third Quarter

					Unizan		Other
Average Loans and Deposits	Third Quarter		Change		Merger	Merger
(in millions)	2006	2005	Amount	Percent	Related	Costs	Amount

Loans
Middle-market C&I	$5,591	$4,708	$883	18.8%	$70	$—	$813
Middle-market CRE	3,917	3,642	275	7.6	723	—	(448)
Small business	2,531	2,251	280	12.4	—	—	280

Total commercial	12,039	10,601	1,438	13.6	793	—	645

Automobile loans and leases	4,055	4,502	(447)	(9.9)	71	—	(518)
Home equity	5,041	4,801	240	5.0	223	—	17
Residential mortgage	4,748	4,157	591	14.2	409	—	182
Other consumer	430	387	43	11.1	167	—	(124)

Total consumer	14,274	13,847	427	3.1	870	—	(443)

Total loans	$26,313	$24,448	$1,865	7.6%	$1,663	$—	$202

Deposits
Demand deposits — non-interest bearing	$3,509	$3,406	$103	3.0%	$173	$—	$(70)
Demand deposits — interest bearing	7,858	7,539	319	4.2	243	—	76
Savings and other domestic time deposits	2,923	3,095	(172)	(5.6)	511	—	(683)
Core certificates of deposit	5,334	3,557	1,777	50.0	620	—	1,157

Total core deposits	19,624	17,597	2,027	11.5	1,547	—	480

Other deposits	4,969	4,619	350	7.6	180	—	170

Total deposits	$24,593	$22,216	$2,377	10.7%	$1,727	$—	$650

					Unizan		Other
Selected Income Statement Categories	Third Quarter		Change		Merger	Merger
(in thousands)	2006	2005	Amount	Percent	Related	Costs	Amount
Net interest income — FTE	$259,403	$245,371	$14,032	5.7%	$17,694	$—	$(3,662)

Service charges on deposit accounts	$48,718	$44,817	$3,901	8.7%	$1,578	$—	$2,323
Trust services	22,490	19,671	2,819	14.3	1,653	—	1,166
Brokerage and insurance income	14,697	13,948	749	5.4	456	—	293
Bank owned life insurance income	12,125	10,104	2,021	20.0	786	—	1,235
Other service charges and fees	12,989	11,449	1,540	13.5	309	—	1,231
Mortgage banking income (loss)	(2,166)	21,116	(23,282)	N.M.	258	—	(23,540)
Securities gains (losses)	(57,332)	101	(57,433)	N.M.	—	—	(57,433)
Gains on sales of automobile loans	863	502	361	71.9	—	—	361
Other income	36,946	11,210	25,736	N.M.	2,136	—	23,600

Sub-total before automobile operating lease income	89,330	132,918	(43,588)	(32.8)	7,176	—	(50,764)
Automobile operating lease income	8,580	27,822	(19,242)	(69.2)	—	—	(19,242)

Total non-interest income	$97,910	$160,740	$(62,830)	(39.1)%	$7,176	$—	$(70,006)

Personnel costs	$133,823	$117,476	$16,347	13.9%	$7,725	$159	$8,463
Net occupancy	18,109	16,653	1,456	8.7	1,290	(86)	252
Outside data processing and other services	18,664	18,062	602	3.3	501	259	(158)
Equipment	17,249	15,531	1,718	11.1	516	—	1,202
Professional services	6,438	8,323	(1,885)	(22.6)	1,473	29	(3,387)
Marketing	7,846	6,364	1,482	23.3	267	—	1,215
Telecommunications	4,818	4,512	306	6.8	366	33	(93)
Printing and supplies	3,416	3,102	314	10.1	—	48	266
Amortization of intangibles	2,902	203	2,699	N.M.	2,694	—	5
Other expense	23,177	21,189	1,988	9.4	3,027	—	(1,039)

Sub-total before automobile operating lease expense	236,442	211,415	25,027	11.8	17,859	442	6,726
Automobile operating lease expense	5,988	21,637	(15,649)	(72.3)	—	—	(15,649)

Total non-interest expense	$242,430	$233,052	$9,378	4.0%	$17,859	$442	$(8,923)

Table 25 — Estimated Impact of Unizan Merger
2006 Third Quarter versus 2006 Second Quarter

	Third	Second			Unizan		Other
Average Loans and Deposits	Quarter	Quarter	Change		Merger	Merger
(in millions)	2006	2006	Amount	Percent	Related	Costs	Amount
Loans
Middle-market C&I	$5,591	$5,458	$133	2.4%	$—	$—	$133
Middle-market CRE	3,917	4,042	(125)	(3.1)	—	—	(125)
Small business	2,531	2,456	75	3.1	—	—	75

Total commercial	12,039	11,956	83	0.7	—	—	83

Automobile loans and leases	4,055	4,139	(84)	(2.0)	—	—	(84)
Home equity	5,041	5,029	12	0.2	—	—	12
Residential mortgage	4,748	4,629	119	2.6	—	—	119
Other consumer	430	448	(18)	(4.0)	—	—	(18)

Total consumer	14,274	14,245	29	0.2	—	—	29

Total loans	$26,313	$26,201	$112	0.4%	$—	$—	$112

Deposits
Demand deposits — non-interest bearing	$3,509	$3,594	$(85)	(2.4)%	$—	$—	$(85)
Demand deposits — interest bearing	7,858	7,778	80	1.0	—	—	80
Savings and other domestic time deposits	2,923	3,106	(183)	(5.9)	—	—	(183)
Core certificates of deposit	5,334	5,083	251	4.9	—	—	251

Total core deposits	19,624	19,561	63	0.3	—	—	63

Other deposits	4,969	4,823	146	3.0	—	—	146

Total deposits	$24,593	$24,384	$209	0.9%	$—	$—	$209

	Third	Second			Unizan		Other
Selected Income Statement Categories	Quarter	Quarter	Change		Merger	Merger
(in thousands)	2006	2006	Amount	Percent	Related	Costs	Amount
Net interest income — FTE	$259,403	$266,179	$(6,776)	(2.5)%	$—	$—	$(6,776)

Service charges on deposit accounts	$48,718	$47,225	$1,493	3.2%	$—	$—	$1,493
Trust services	22,490	22,676	(186)	(0.8)	—	—	(186)
Brokerage and insurance income	14,697	14,345	352	2.5	—	—	352
Bank owned life insurance income	12,125	10,604	1,521	14.3	—	—	1,521
Other service charges and fees	12,989	13,072	(83)	(0.6)	—	—	(83)
Mortgage banking income (loss)	(2,166)	20,355	(22,521)	N.M.	—	—	(22,521)
Securities gains (losses)	(57,332)	(35)	(57,297)	N.M.	—	—	(57,297)
Gains on sales of automobile loans	863	532	331	62.2	—	—	331
Other income	36,946	22,102	14,844	67.2	—	—	14,844

Sub-total before automobile operating lease income	89,330	150,876	(61,546)	(40.8)	—	—	(61,546)
Automobile operating lease income	8,580	12,143	(3,563)	(29.3)	—	—	(3,563)

Total non-interest income	$97,910	$163,019	$(65,109)	(39.9)%	$—	$—	$(65,109)

Personnel costs	$133,823	$137,904	$(4,081)	(3.0)%	$—	$159	$(4,240)
Net occupancy	18,109	17,927	182	1.0	—	(86)	268
Outside data processing and other services	18,664	19,569	(905)	(4.6)	—	259	(1,164)
Equipment	17,249	18,009	(760)	(4.2)	—	—	(760)
Professional services	6,438	6,292	146	2.3	—	29	117
Marketing	7,846	10,374	(2,528)	(24.4)	—	—	(2,528)
Telecommunications	4,818	4,990	(172)	(3.4)	—	33	(205)
Printing and supplies	3,416	3,764	(348)	(9.2)	—	48	(396)
Amortization of intangibles	2,902	2,992	(90)	(3.0)	(92)	—	2
Other expense	23,177	21,880	1,297	5.9	—	—	1,297

Sub-total before automobile operating lease expense	236,442	243,701	(7,259)	(3.0)	(92)	442	(7,609)
Automobile operating lease expense	5,988	8,658	(2,670)	(30.8)	—	—	(2,670)

Total non-interest expense	$242,430	$252,359	$(9,929)	(3.9)%	$(92)	$442	$(10,279)

Table 25 — Estimated Impact of Unizan Merger
2006 Nine Months versus 2005 Nine Months

	Nine Months Ended				Unizan		Other
Average Loans and Deposits	September 30,		Change		Merger	Merger
(in millions)	2006	2005	Amount	Percent	Related	Costs	Amount
Loans
Middle-market C&I	$5,398	$4,773	$625	13.1%	$55	$—	$570
Middle-market CRE	3,946	3,583	363	10.1	563	—	(200)
Small business	2,371	2,222	149	6.7	—	—	149

Total commercial	11,715	10,578	1,137	10.7	618	—	519

Automobile loans and leases	4,135	4,503	(368)	(8.2)	55	—	(423)
Home equity	4,969	4,743	226	4.8	173	—	53
Residential mortgage	4,563	4,053	510	12.6	318	—	192
Other consumer	442	379	63	16.6	130	—	(67)

Total consumer	14,109	13,678	431	3.2	676	—	(245)

Total loans	$25,824	$24,256	$1,568	6.5%	$1,294	$—	$274

Deposits
Demand deposits — non-interest bearing	$3,513	$3,358	$155	4.6%	$135	$—	$20
Demand deposits — interest bearing	7,734	7,712	22	0.3	189	—	(167)
Savings and other domestic time deposits	3,041	3,213	(172)	(5.4)	397	—	(569)
Core certificates of deposit	4,939	3,146	1,793	57.0	482	—	1,311

Total core deposits	19,227	17,429	1,798	10.3	1,203	—	595

Other deposits	4,780	4,437	343	7.7	140	—	203

Total deposits	$24,007	$21,866	$2,141	9.8%	$1,343	$—	$798

	Nine Months Ended				Unizan		Other
Selected Income Statement Categories	September 30,		Change		Merger	Merger
(in thousands)	2006	2005	Amount	Percent	Related	Costs	Amount
Net interest income — FTE	$773,098	728,291	44,807	6.2%	$41,286	$—	$3,521

Service charges on deposit accounts	$137,165	$125,751	$11,414	9.1%	$3,682	$—	$7,732
Trust services	66,444	56,980	9,464	16.6	3,857	—	5,607
Brokerage and insurance income	44,235	40,518	3,717	9.2	1,064	—	2,653
Bank owned life insurance income	32,971	30,347	2,624	8.6	1,834	—	790
Other service charges and fees	37,570	32,860	4,710	14.3	721	—	3,989
Mortgage banking income (loss)	36,021	30,801	5,220	16.9	602	—	4,618
Securities gains (losses)	(57,387)	715	(58,102)	N.M.	—	—	(58,102)
Gains on sales of automobile loans	1,843	756	1,087	N.M.	—	—	1,087
Other income	83,830	55,751	28,079	50.4	4,984	—	23,095

Sub-total before automobile operating lease income	382,692	374,479	8,213	2.2	16,744	—	(8,531)
Automobile operating lease income	37,771	110,481	(72,710)	(65.8)	—	—	(72,710)

Total non-interest income	$420,463	$484,960	$(64,497)	(13.3)%	$16,744	$—	$(81,241)

Personnel costs	$403,284	$365,547	$37,737	10.3%	$18,025	$1,068	$18,644
Net occupancy	54,002	53,152	850	1.6	3,010	174	(2,334)
Outside data processing and other services	58,084	54,945	3,139	5.7	1,169	1,596	374
Equipment	51,761	47,031	4,730	10.1	1,204	45	3,481
Professional services	18,095	27,129	(9,034)	(33.3)	3,437	131	(12,602)
Marketing	25,521	19,134	6,387	33.4	623	734	5,030
Telecommunications	14,633	14,195	438	3.1	854	148	(564)
Printing and supplies	10,254	9,489	765	8.1	—	158	607
Amortization of intangibles	6,969	611	6,358	N.M.	6,348	—	10
Other expense	63,284	61,565	1,719	2.8	7,063	38	(5,382)

Sub-total before automobile operating lease expense	705,887	652,798	53,089	8.1	41,733	4,092	7,264
Automobile operating lease expense	27,317	86,667	(59,350)	(68.5)	—	—	(59,350)

Total non-interest expense	$733,204	$739,465	$(6,261)	(0.8)%	$41,733	$4,092	$(52,086)

LINES OF BUSINESS DISCUSSION
     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results of Operations and other sections for a full understanding of consolidated financial performance.
     We have three distinct lines of business: Regional Banking, Dealer Sales, and the Private Financial and Capital Markets Group (PFCMG). A fourth segment includes our Treasury function and other unallocated assets, liabilities, revenue, and expense. Lines of business results are determined based upon our management reporting system, which assigns balance sheet and income statement items to each of the business segments. The process is designed around our organizational and management structure and, accordingly, the results derived are not necessarily comparable with similar information published by other financial institutions. The prior year results have been updated to reflect the consolidation of certain collection activities within Dealer Sales and the transfer of certain credit administration activities to Treasury/Other from Regional Banking. An overview of this system is provided below, along with a description of each segment and discussion of financial results.
Use of Operating Earnings to Measure Segment Performance
     We use earnings on an operating basis, rather than on a GAAP (reported) basis, to measure underlying performance trends for each business segment. Operating earnings represent reported earnings adjusted to exclude the impact of the significant items. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities. For the three and nine months ended September 30, 2006 and 2005, operating earnings were the same as reported earnings.
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

Regional Banking
(This section should be read in conjunction with Significant Factors 1,2,5, and 6.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 372 branches, over 1,000 ATMs, plus online and telephone banking channels. Each region is further divided into Retail and Commercial Banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 60% and 78% of total Regional Banking average loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
2006 First Nine Months versus 2005 First Nine Months
     Regional Banking contributed $260.6 million, or 70%, of our net operating earnings for the first nine months of 2006, up $45.9 million from the comparable year-ago period. This improved performance primarily reflected an $83.6 million, or 15%, increase in fully taxable equivalent net interest income. Non-interest income increased $31.6 million, or 14%, from the year-ago period. Non-interest expense increased $41.0 million, or 9%, from the year-ago nine-month period. Regional Banking’s ROA was 1.72%, up from 1.56% in the first nine months of 2005, with a ROE of 30.9%, up from 28.6%.
     Fully taxable equivalent net interest income grew $83.6 million, or 15%, from the year-ago nine-month period, reflecting a higher net interest margin and growth in loans and deposits. The net interest margin for the first nine months of 2006 was 4.61%, up 18 basis points, from 4.43% in the comparable year-ago period, primarily reflecting the benefit of the credit for deposits generated as interest rates increased, partially offset by lower consumer loan spreads, resulting from a more competitive lending environment and the negative impact of a flatter yield curve. Average total loans and leases increased across most regions with the Unizan merger primarily impacting the newly created Eastern Ohio region, and to a lesser degree, the Central Ohio and Southern Ohio/Kentucky regions:
Regional Banking Average Loans & Leases

		Change from
	Nine months ended	Nine months ended
(in millions of dollars)	September 30, 2006	September 30, 2005

Region
Central Ohio	$3,476	10%
Northern Ohio	2,601	3
Southern Ohio / Kentucky	2,161	6
Eastern Ohio	1,254	N.M.
West Michigan	2,386	2
East Michigan	1,569	6
West Virginia	1,016	2
Indiana	982	(1)
Mortgage and equipment leasing groups	3,519	5

Total loans and leases	$18,964	10%

          N.M., not a meaningful value.

     Average commercial loans for the fist nine months of 2006 increased 12% compared to a year ago. Residential mortgages increased 13%, despite a 17% decline in closed loan origination volume. Home equity loans and lines of credit increased 5% compared to the year-ago period.
     Growth in average deposits was also broad-based with the Unizan merger primarily impacting the newly created Eastern Ohio region, and to a lesser degree, the Central Ohio and Southern Ohio/Kentucky regions:
Regional Banking Average Deposits

		Change from
	Nine months ended	Nine months ended
(in millions of dollars)	September 30, 2006	September 30, 2005

Region
Central Ohio	$4,730	5%
Northern Ohio	3,587	3
Southern Ohio / Kentucky	2,166	21
Eastern Ohio	1,502	N.M.
West Michigan	2,833	7
East Michigan	2,273	—
West Virginia	1,489	7
Indiana	798	10
Mortgage and equipment leasing groups	177	(10)

Total deposits	$19,555	11%

          N.M., not a meaningful value.
     Average total deposits increased $2.0 billion, or 11% ($1.3 billion merger-related), for the first nine months of 2006 versus the comparable year ago period. The increase in average deposits reflected 45% growth in domestic time deposits, partially offset by a 9% decrease in savings deposits. Non-interest bearing deposits grew 6% from the year-ago period.
     Many of the key operating performance drivers improved compared with 2005. Since we focus on developing relationships, we monitor the “cross-sell” ratio as an indicator of our sales performance. This ratio measures success in selling multiple products to households. In Retail Banking, the 90-day cross-sell ratio increased 1% over the prior-year period. However, the small business cross-sell ratio decreased 5%. In addition, customer bases continued to expand. Period-end Retail Banking non-interest bearing checking account (DDA) households totaled 560,526 and increased 44,688 (36,343 merger-related), or 9%, from the year-ago period, with the number of small business DDA relationships up 6,506 (4,635 merger-related), or 12%. The DDA is viewed as the primary banking relationship account as most additional services are cross-sold to customers after first establishing a DDA account. In addition, the number of online consumer banking customers at September 30, 2006, grew 19% to 285,493 customers, which represented a relatively high 48% penetration of Retail Banking households and indicated a deepening relationship with those customers.
     The growth in revenue was accomplished without significant increases in Regional Banking’s expense base. Regional Banking’s efficiency ratio decreased to 52.5% from 54.9% in the year-ago period.

Table 26 — Regional Banking(1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
INCOME STATEMENT (in thousands of dollars)

Net interest income	$224,157	$227,473	$208,080	$203,345	$197,270	$659,710	$576,068	$83,642	14.5%
Provision for credit losses	10,286	14,844	10,390	19,323	10,888	35,520	31,923	3,597	11.3

Net interest income after provision for credit losses	213,871	212,629	197,690	184,022	186,382	624,190	544,145	80,045	14.7

Service charges on deposit accounts	47,564	46,093	40,188	41,999	43,780	133,845	123,378	10,467	8.5
Brokerage and insurance income	4,362	4,785	3,861	3,901	3,961	13,008	12,029	979	8.1
Trust services	348	250	214	376	197	812	538	274	50.9
Mortgage banking	8,826	12,346	8,886	10,767	10,775	30,058	27,415	2,643	9.6
Other service charges and fees	12,854	12,933	11,390	11,357	11,325	37,177	32,497	4,680	14.4
Other income	15,399	16,352	13,253	13,687	10,892	45,004	32,475	12,529	38.6

Total non-interest income before securities gains	89,353	92,759	77,792	82,087	80,930	259,904	228,332	31,572	13.8
Securities gains	—	—	—	—	—	—	18	(18)	(100.0)

Total non-interest income	89,353	92,759	77,792	82,087	80,930	259,904	228,350	31,554	13.8

Personnel costs	69,329	69,714	64,915	59,618	60,739	203,958	183,078	20,880	11.4
Other expense	94,380	107,531	77,233	86,968	84,433	279,144	259,049	20,095	7.8

Total non-interest expense	163,709	177,245	142,148	146,586	145,172	483,102	442,127	40,975	9.3

Income before income taxes	139,515	128,143	133,334	119,523	122,140	400,992	330,368	70,624	21.4
Provision for income taxes (2)	48,830	44,850	46,667	41,833	42,749	140,347	115,629	24,718	21.4

Net income — operating (1)	$90,685	$83,293	$86,667	$77,690	$79,391	$260,645	$214,739	$45,906	21.4%

Revenue — fully taxable equivalent (FTE)
Net interest income	$224,157	$227,473	$208,080	$203,345	$197,270	$659,710	$576,068	$83,642	14.5%
Tax equivalent adjustment (2)	255	255	247	251	261	757	805	(48)	(6.0)

Net interest income (FTE)	224,412	227,728	208,327	203,596	197,531	660,467	576,873	83,594	14.5
Non-interest income	89,353	92,759	77,792	82,087	80,930	259,904	228,350	31,554	13.8

Total revenue (FTE)	$313,765	$320,487	$286,119	$285,683	$278,461	$920,371	$805,223	$115,148	14.3%

Total revenue excluding securities gains (FTE)	$313,765	$320,487	$286,119	$285,683	$278,461	$920,371	$805,205	$115,166	14.3%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$4,231	$4,044	$3,746	$3,673	$3,567	$4,011	$3,542	$469	13.2%
Middle market commercial real estate
Construction	1,109	1,227	1,432	1,631	1,648	1,255	1,621	(366)	(22.6)
Commercial	2,547	2,558	2,200	1,687	1,643	2,437	1,613	824	51.1
Small business loans	2,531	2,456	2,121	2,230	2,251	2,371	2,222	149	6.7

Total commercial	10,418	10,285	9,499	9,221	9,109	10,074	8,998	1,076	12.0

Consumer
Auto loans — indirect	2	2	2	2	3	2	3	(1)	(33.3)
Home equity loans & lines of credit	4,694	4,691	4,503	4,454	4,474	4,631	4,420	211	4.8
Residential mortgage	4,111	4,016	3,708	3,581	3,574	3,947	3,486	461	13.2
Other loans	296	316	318	266	266	310	268	42	15.7

Total consumer	9,103	9,025	8,531	8,303	8,317	8,890	8,177	713	8.7

Total loans & leases	$19,521	$19,310	$18,030	$17,524	$17,426	$18,964	$17,175	$1,789	10.4%

Deposits:
Non-interest bearing deposits	$3,296	$3,368	$3,221	$3,196	$3,165	$3,295	$3,105	$190	6.1%
Interest bearing demand deposits	7,116	7,029	6,806	6,754	6,796	6,985	6,966	19	0.3
Savings deposits	2,240	2,456	2,535	2,423	2,534	2,409	2,651	(242)	(9.1)
Domestic time deposits	6,937	6,617	5,673	5,169	4,789	6,413	4,431	1,982	44.7
Foreign time deposits	469	447	442	459	432	453	413	40	9.7

Total deposits	$20,058	$19,917	$18,677	$18,001	$17,716	$19,555	$17,566	$1,989	11.3%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 26 — Regional Banking(1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	1.71%	1.63%	1.81%	1.63%	1.67%	1.72%	1.56%	0.16%
Return on average equity	29.9	29.5	33.6	30.0	30.7	30.9	28.6	2.3
Net interest margin	4.51	4.68	4.64	4.53	4.41	4.61	4.43	0.18
Efficiency ratio	52.2	55.3	49.7	51.3	52.1	52.5	54.9	(2.4)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$814	$(1,957)	$5,368	$(2,623)	$(1,432)	$4,225	$12,122	$(7,897)	(65.1)%
Middle market commercial real estate	587	1,401	175	$14	2,280	2,163	4,461	(2,298)	(51.5)
Small business loans	4,451	2,530	3,709	4,465	3,062	10,690	7,486	3,204	42.8

Total commercial	5,852	1,974	9,252	1,856	3,910	17,078	24,069	(6,991)	(29.0)

Consumer
Auto loans	(6)	(14)	(48)	(9)	(4)	(68)	38	(106)	N.M.
Home equity loans & lines of credit	5,934	4,512	4,232	4,233	4,070	14,678	13,002	1,676	12.9
Residential mortgage	876	688	715	941	522	2,279	1,220	1,059	86.8
Other loans	2,491	2,013	1,307	1,633	1,871	5,811	4,174	1,637	39.2

Total consumer	9,295	7,199	6,206	6,798	6,459	22,700	18,434	4,266	23.1

Total net charge-offs	$15,147	$9,173	$15,458	$8,654	$10,369	$39,778	$42,503	$(2,725)	(6.4)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.08%	(0.19)%	0.58%	(0.28)%	(0.16)%	0.14%	0.46%	(0.32)%
Middle market commercial real estate	0.06	0.15	0.02	—	0.27	0.08	0.18	(0.10)
Small business loans	0.70	0.41	0.71	0.79	0.54	0.60	0.45	0.15

Total commercial	0.22	0.08	0.40	0.08	0.17	0.23	0.36	(0.13)

Consumer
Auto loans	(1.19)	(2.81)	(9.73)	(1.79)	(0.53)	(4.55)	1.69	(6.24)
Home equity loans & lines of credit	0.50	0.39	0.38	0.38	0.36	0.42	0.39	0.03
Residential mortgage	0.08	0.07	0.08	0.10	0.06	0.08	0.05	0.03
Other loans	3.34	2.56	1.67	2.44	2.79	2.51	2.08	0.43

Total consumer	0.41	0.32	0.30	0.32	0.31	0.34	0.30	0.04

Total net charge-offs	0.31%	0.19%	0.35%	0.20%	0.24%	0.28%	0.33%	(0.05)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$33	$41	$42	$23	$23	$33	$23	$10	43.5%
Middle market commercial real estate	28	25	18	16	13	28	13	15	N.M.
Small business loans	21	27	29	29	26	21	26	(5)	(19.2)
Residential mortgage	28	22	28	18	16	28	16	12	75.0
Home equity	13	14	14	11	9	13	9	4	44.4

Total non-accrual loans	123	129	131	97	87	123	87	36	41.4
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	123	129	131	97	87	123	87	36	41.4
Other real estate, net (OREO)	42	36	19	15	11	42	11	31	N.M.

Total non-performing assets	$165	$165	$150	$112	$98	$165	$98	$67	68.4%

Accruing loans past due 90 days or more	$52	$41	$44	$41	$42	$52	$42	$10	23.8%

Allowance for loan and lease losses (ALLL) (eop)	$230	$235	$228	$213	$200	$230	$200	$30	15.0%
ALLL as a % of total loans and leases	1.17%	1.21%	1.19%	1.22%	1.14%	1.17%	1.14%	0.03%
ALLL as a % of NPLs	187.0	182.2	174.0	219.6	229.9	187.0	229.9	(42.9)
ALLL + OREO as a % of NPAs	164.8	164.2	164.7	203.6	215.3	164.8	215.3	(50.5)
NPLs as a % of total loans and leases	0.63	0.66	0.68	0.55	0.50	0.63	0.50	0.13
NPAs as a % of total loans and leases + OREO	0.84	0.85	0.78	0.64	0.56	0.84	0.56	0.28

N.M., not a meaningful value.

eop — End of Period
(1) Operating basis, see Lines of Business section for definition.

Table 26 — Regional Banking(1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	4,779	4,939	4,891	4,529	4,514	4,779	4,514	265	5.9%

Retail Banking
Average loans (in millions)	$5,998	$5,984	$5,511	$5,163	$5,173	$5,837	$5,113	$724	14.2%
Average deposits (in millions)	12,982	13,141	12,256	11,691	11,612	12,795	11,543	1,252	10.8
# employees — full-time equivalent (eop)	3,586	3,572	3,541	3,245	3,270	3,586	3,270	316	9.66
# banking offices (eop)	372	370	375	334	338	372	338	34	10.1
# ATMs (eop)	1,004	1,002	998	944	906	1,004	906	98	10.8
# DDA households (eop) (2)	560,526	557,103	517,277	514,690	515,838	560,526	515,838	44,688	8.7
# New relationships 90-day cross-sell (average) (2)	2.75	2.83	2.81	2.93	2.71	2.80	2.76	0.04	1.3
# on-line customers (eop) (2)	285,493	276,709	260,890	245,143	239,848	285,493	239,848	45,645	19.0
% on-line retail household penetration (eop) (2)	48%	47%	48%	45%	44%	48%	44%	4%

Small Business
Average loans (in millions)	$2,531	$2,456	$2,121	$2,230	$2,251	$2,371	$2,222	$149	6.7%
Average deposits (in millions)	2,543	2,429	2,172	2,192	2,152	2,383	2,070	313	15.1
# employees — full-time equivalent (eop)	311	313	291	269	267	311	267	44	16.5
# business DDA relationships (eop) (2)	60,341	60,086	54,828	53,998	53,835	60,341	53,835	6,506	12.1
# New relationships 90-day cross-sell (average) (2)	2.28	2.32	2.16	2.23	2.28	2.25	2.38	(0.13)	(5.3)

Commercial Banking
Average loans (in millions)	$7,890	$7,846	$7,408	$7,124	$7,002	$7,717	$6,902	$815	11.8%
Average deposits (in millions)	4,361	4,170	4,099	3,927	3,746	4,211	3,767	444	11.8
# employees — full-time equivalent (eop)	475	468	473	432	431	475	431	44	10.2
# customers (eop) (2)	5,611	6,041	4,914	4,636	4,805	5,611	4,805	806	16.8

Mortgage Banking
Average loans (in millions) (3)	$3,101	$3,023	$2,991	$3,007	$3,000	$3,039	$2,938	$101	3.4%
Average deposits (in millions)	172	177	150	191	206	166	186	(20)	(10.8)
# employees — full-time equivalent (eop)	552	587	586	583	546	552	546	6	1.09
Closed loan volume (in millions) (2)	$705	$831	$596	$712	$918	$2,131	$2,572	$(440)	(17.1)
Portfolio closed loan volume (in millions) (2)	271	354	184	248	274	808	1,034	(226)	(21.9)
Agency delivery volume (in millions) (2)	393	400	355	500	472	1,149	1,189	(40)	(3.4)
Total servicing portfolio (in millions) (2)	12,818	12,612	11,714	11,582	11,456	12,818	11,456	1,362	11.9
Portfolio serviced for others (in millions) (2)	7,994	7,725	7,386	7,276	7,081	7,994	7,081	913	12.9
Mortage servicing rights (in millions) (2)	129.3	136.2	121.3	91.3	85.9	129.3	85.9	43.4	50.5

N.M., not a meaningful value.

N/A — Not Available.

eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Periods prior to 2Q06 exclude Unizan.

(3)	Unizan mortgage loans in Retail Banking.

Dealer Sales
(See Significant Factors 3, 5, and the Automobile Operating Lease Asset section.)
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
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share. To manage our credit exposure, we sell up to 50% of our originated loans.
     Automobile lease accounting significantly impacts the presentation of Dealer Sales’ financial results. Automobile leases originated prior to May 2002 are accounted for as automobile operating leases, with leases originated since April 2002 accounted for as direct financing leases. This accounting treatment impacts a number of Dealer Sales’ financial performance results and trends including net interest income, non-interest income, and non-interest expense. Residual values on leased automobiles, including the accounting for residual value losses, are also an important factor in the overall profitability of automobile leases.
2006 First Nine Months versus 2005 First Nine Months
     Dealer Sales contributed $49.9 million, or 13%, of our net operating earnings for the first nine months of 2006, down $4.1 million from the same period a year ago. This primarily reflected the negative impacts of a lower net contribution from automobile operating lease assets and a decline in net interest income, partially offset by the benefits of a lower provision for credit losses, growth in non-interest income before automobile operating lease income, and a decline in non-interest expense before automobile operating lease expense. Dealer Sales’ ROA was 1.24%, up from 1.20% for the first nine months of 2005, with a ROE of 23.7%, up from 19.9% for the year-ago period.
     Automobile operating lease income and automobile operating lease expense continued to decline as that portfolio continued to run off. As a result, the net earnings contribution from automobile operating leases in the first nine months of 2006 was $10.5 million ($37.8 million in automobile operating lease income offset by $27.3 million in automobile operating lease expense), down $13.3 million, or 56%, from the year-ago period’s net contribution of $23.8 million ($110.5 million in automobile operating lease income offset by $86.7 million in automobile operating lease expense). Average automobile operating lease assets declined 72% from the comparable year-ago period.
     Net interest income declined $8.4 million, or 8%, from the year-ago nine-month period, reflecting a 6% decline in average loans and leases, as well as a 7 basis point decline in the net interest margin to 2.63% from 2.70%. The decline in average loans and leases reflected the continued program of selling up to 50% of automobile loan and lease originations.
     The decline in the net interest margin continued to reflect aggressive pricing competition combined with increases in funding costs over the last two years on new automobile loan and lease originations. We expect Dealer Sales’ net interest margin to be somewhat lower than the total Company’s, as this line of business does not have lower cost deposit balances to offset loan and lease funding costs. This business is directly impacted by the general automotive sales business in the Midwest, as well as programs initiated by manufacturers to enhance and increase sales.
     During the first nine months of 2006 compared with the same 2005 period, new car sales in the Midwest, as well as on a national basis, remained soft with the domestic auto manufacturers continuing to post sizeable reductions in sales volumes. In contrast, Dealer Sales’ automobile loan originations were up 11% over last year, supported by more used car financing than in the year-ago period. On the other hand, automobile leasing has become a sales focus for all manufacturers, and as a result, we have experienced a 42% reduction in automobile lease production in the first nine months of 2006 compared with last year, primarily as a result of special leasing programs offered by manufacturers.
     The average length of an automobile loan continued to increase slightly from prior year levels, while the length of an automobile lease remained stable. Profitability of originated automobile loans and leases improved as funding costs stabilized, and our focus on profitable business remained intact despite intense pricing competition.
     The provision for credit losses for the first nine months of 2006 decreased $7.4 million, or 44%, from the same year-ago period. This decrease primarily reflected lower net charge-offs, which declined $3.8 million and were an annualized 0.37% of average total automobile loans and leases for 2006, compared with 0.45% in 2005. Credit risk in the automobile loan and lease portfolio continued to decline compared to last year.
     Non-interest income before automobile operating lease income reflected an increase in other income and brokerage and insurance income. Other income increased $3.2 million, reflecting higher servicing income and gains on sales of automobile loans, due to our ongoing program of selling up to 50% of our automobile loan and lease current production. Loans sold totaled $574 million during the first nine months of 2006 compared with $267 million in 2005. Brokerage and insurance income increased $0.6 million, reflecting improved revenue from the sale of a debt cancellation protection product to automobile loan and lease customers, as well as a reduction in claims filed under this product.
     Non-interest expense before automobile operating lease expense reflected declines in other non-interest expenses, partially offset by a slight increase in personnel costs. Other expenses declined $4.5 million, or 10%, primarily due to lower automobile lease residual value-related costs and collection-related legal costs, while personnel expenses increased $0.2 million, or 1%.

Table 27 — Dealer Sales (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$32,540	$34,784	$34,831	$34,940	$35,816	$102,155	$110,586	$(8,431)	(7.6)%
Provision for credit losses	2,652	(949)	7,762	9,035	5,488	9,465	16,887	(7,422)	(44.0)

Net interest income after provision for credit losses	29,888	35,733	27,069	25,905	30,328	92,690	93,699	(1,009)	(1.1)

Automobile operating lease income	8,580	12,143	17,048	22,534	27,822	37,771	110,481	(72,710)	(65.8)
Service charges on deposit accounts	167	192	129	131	154	488	489	(1)	(0.2)
Brokerage and insurance income	837	983	1,545	1,238	1,158	3,365	2,798	567	20.3
Trust services	1	—	1	1	1	2	2	—	—
Mortgage banking	21	22	15	18	20	58	49	9	18.4
Other service charges and fees	1	1	1	1	1	3	3	—	—
Other income	10,679	8,175	8,253	8,241	9,327	27,107	23,890	3,217	13.5

Total non-interest income before securities gains	20,286	21,516	26,992	32,164	38,483	68,794	137,712	(68,918)	(50.0)
Securities gains	—	—	—	—	—	—	—	—	N.M.

Total non-interest income	20,286	21,516	26,992	32,164	38,483	68,794	137,712	(68,918)	(50.0)

Automobile operating lease expense	5,988	8,658	12,671	17,183	21,637	27,317	86,667	(59,350)	(68.5)
Personnel costs	5,270	5,454	5,495	5,180	5,054	16,219	15,983	236	1.5
Other expense	13,555	13,991	13,614	16,789	16,573	41,160	45,702	(4,542)	(9.9)

Total non-interest expense	24,813	28,103	31,780	39,152	43,264	84,696	148,352	(63,656)	(42.9)

Income before income taxes	25,361	29,146	22,281	18,917	25,547	76,788	83,059	(6,271)	(7.6)
Provision for income taxes (2)	8,876	10,201	7,798	6,621	8,941	26,875	29,070	(2,195)	(7.6)

Net income — operating (1)	$16,485	$18,945	$14,483	$12,296	$16,606	$49,913	$53,989	$(4,076)	(7.5)%

Revenue — fully taxable equivalent (FTE)
Net interest income	$32,540	$34,784	$34,831	$34,940	$35,816	$102,155	$110,586	$(8,431)	(7.6)%
Tax equivalent adjustment (2)	—	—	—	—	—	—	—	—	N.M.

Net interest income (FTE)	32,540	34,784	34,831	34,940	35,816	102,155	110,586	(8,431)	(7.6)
Non-interest income	20,286	21,516	26,992	32,164	38,483	68,794	137,712	(68,918)	(50.0)

Total revenue (FTE)	$52,826	$56,300	$61,823	$67,104	$74,299	$170,949	$248,298	$(77,349)	(31.2)%

Total revenue excluding securities gains (FTE)	$52,826	$56,300	$61,823	$67,104	$74,299	$170,949	$248,298	$(77,349)	(31.2)%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$776	$853	$834	$728	$642	$821	$739	$82	11.1%
Middle market commercial real estate
Construction	—	—	—	3	7	—	6	(6)	(100)
Commercial	17	19	15	24	57	17	61	(44)	(72.1)

Total commercial	793	872	849	755	706	838	806	32	4.0

Consumer
Auto leases — indirect	1,976	2,095	2,221	2,337	2,424	2,096	2,451	(355)	(14.5)
Auto loans — indirect	2,077	2,042	1,992	2,016	2,075	2,037	2,049	(12)	(0.6)
Home equity loans & lines of credit	—	—	—	—	—	—	—	—	N.M.
Other loans	126	125	121	117	111	124	101	23	22.8

Total consumer	4,179	4,262	4,334	4,470	4,610	4,257	4,601	(344)	(7.5)

Total loans & leases	$4,972	$5,134	$5,183	$5,225	$5,316	$5,095	$5,407	$(312)	(5.8)%

Automobile operating lease assets	$68	$105	$159	$216	$287	$110	$397	$(287)	(72.3)%

Deposits:
Non-interest bearing deposits	$52	$52	$52	$57	$66	$52	$65	$(13)	(20.0)%
Interest bearing demand deposits	2	2	2	2	2	2	3	(1)	(33.3)
Foreign time deposits	4	2	4	4	4	3	3	—	—

Total deposits	$58	$56	$58	$63	$72	$57	$71	$(14)	(19.7)%

N.M., not a meaningful value.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 27 — Dealer Sales (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	1.25%	1.40%	1.06%	0.87%	1.13%	1.24%	1.20%	0.04%
Return on average equity	31.9	23.9	18.1	14.5	18.8	23.7	19.9	3.8
Net interest margin	2.55	2.67	2.68	2.61	2.62	2.63	2.70	(0.07)
Efficiency ratio	47.0	49.9	51.4	58.3	58.2	49.5	59.7	(10.2)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$(13)	$(23)	$(110)	$941	$491	$(146)	$491	$(637)	N.M. %
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total commercial	(13)	(23)	(110)	941	491	(146)	491	(637)	N.M.

Consumer
Auto leases	2,306	1,758	3,515	3,422	3,105	7,579	8,242	(663)	(8.0)
Auto loans	1,765	1,186	3,025	3,222	3,899	5,976	8,737	(2,761)	(31.6)
Home equity loans & lines of credit	—	—	—	18	—	—	—	—	N.M.
Other loans	242	123	494	269	185	859	602	257	42.7

Total consumer	4,313	3,067	7,034	6,931	7,189	14,414	17,581	(3,167)	(18.0)

Total net charge-offs	$4,300	$3,044	$6,924	$7,872	$7,680	$14,268	$18,072	$(3,804)	(21.0)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	(0.01)%	(0.01)%	(0.05)%	0.51%	0.30%	(0.02)%	0.09%	(0.11)%
Middle market commercial real estate	—	—	—	—	—	—	—	—

Total commercial	(0.01)	(0.01)	(0.05)	0.49	0.28	(0.02)	0.08	(0.10)

Consumer
Auto leases	0.46	0.34	0.64	0.58	0.51	0.48	0.45	0.03
Auto loans	0.34	0.23	0.62	0.63	0.75	0.39	0.57	(0.18)
Home equity loans & lines of credit	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
Other loans	0.76	0.39	1.66	0.91	0.66	0.93	0.80	0.13

Total consumer	0.41	0.29	0.66	0.62	0.62	0.45	0.51	(0.06)

Total net charge-offs	0.34%	0.24%	0.54%	0.60%	0.57%	0.37%	0.45%	(0.08)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$—	$—	$—	$—	$1	$—	$1	(1)	(100.0)%
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	—	—	—	—	1	—	1	(1)	(100.0)
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	—	—	—	—	1	—	1	(1)	(100.0)
Other real estate, net (OREO)	—	—	—	—	—	—	—	—	N.M.

Total non-performing assets	$—	$—	$—	$—	$1	—	$1	(1)	(100.0)%

Accruing loans past due 90 days or more	$6	$6	$5	$10	$8	$6	$8	$(2)	(25.0)%

Allowance for loan and lease losses (ALLL) (eop)	$35	$37	$40	$39	$39	$35	$39	$(4)	(10.3)%
ALLL as a % of total loans and leases	0.71%	0.73%	0.77%	0.74%	0.74%	0.71%	0.74%	(0.03)%
ALLL as a % of NPLs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
ALLL + OREO as a % of NPAs	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.
NPLs as a % of total loans and leases	—	—	—	—	0.02	—	0.02	(0.02)
NPAs as a % of total loans and leases + OREO	—	—	—	—	0.02	—	0.02	(0.02)
N.M., not a meaningful value.
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Table 27 — Dealer Sales (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	342	348	355	369	365	342	365	(23)	(6.3)%

Automobile loans
Production (in millions)	$453.5	$467.6	$416.3	$301.0	$469.3	$1,337.4	$1,201.8	135.6	11.3%
% Production new vehicles	49.6%	49.5%	47.2%	53.0%	64.5%	48.8%	56.9%	(8.1)%
Average term (in months)	69.0	68.3	67.6	65.5	65.1	68.3	65.1	3.2

Automobile leases
Production (in millions)	$90.7	$109.1	$73.9	$95.2	$118.7	$273.7	$470.9	(197.2)	(41.9)%
% Production new vehicles	96.3%	97.2%	97.0%	98.5%	98.8%	96.8%	98.7%	(1.8)%
Average term (in months)	52.8	53.1	53.1	52.3	54.6	53.0	53.6	(0.6)
Average residual %	41.1%	41.5%	41.7%	42.6%	39.8%	41.4%	41.5%	(0.1)%
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

Private Financial and Capital Markets Group
(See Significant Factors 1 and 5.)
Objectives, Strategies, and Priorities
     The Private Financial and Capital Markets Group (PFCMG) provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 29 proprietary mutual funds, including 10 variable annuity funds, which represented approximately $3.8 billion in assets under management at September 30, 2006. The Huntington Investment Company (HIC) offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through more than 100 licensed investment sales representatives and 600 licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
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
2006 First Nine Months versus 2005 First Nine Months
     PFCMG contributed $40.9 million, or 11%, of our net earnings for the first nine months of 2006, up $6.0 million, or 17%, from the comparable year-ago period. The improvement reflected a $17.2 million increase in fully taxable equivalent revenue, partially offset by a $2.8 million increase in the provision for credit losses and a $5.1 million increase in total non-interest expense. The ROA and ROE for the first nine months of 2006 were 2.60% and 36.2%, respectively, compared with 2.38% and 35.9%, respectively, for the first nine months of 2005.
     The overall improvement in performance for the 2006 first nine months was largely the result of continued success in the trust and asset management business. . Approximately $80 million in new Huntington Asset Management Accounts (HAMA), which are primarily sold through HIC, have been opened since September 30, 2005. We also expanded our trust presence in the Florida market by opening two new offices in mid-year 2005. By September 30, 2006, total managed assets for these two offices exceeded $200 million. New trust offices were also opened in Dayton and Indianapolis in the second quarter 2006. The solid investment performance of the Huntington proprietary mutual funds was reflected in strong growth in fund assets. In addition, five of the eight equity funds eligible for rating had an overall Morningstar “4 Star” or “5 Star” rating and one fixed income fund had a Morningstar “5 Star” rating.
     Our results for the first nine months of 2006 also reflected the benefit of a favorable $4.2 million valuation adjustment in the Capital Markets hedge fund portfolio. This contrasts with a negative $1.3 million hedge fund valuation adjustment for the comparable period in 2005.
     Non-interest expense increased $5.1 million, or 5%, from the first nine months of 2005, largely due to increased expenses from the Unizan acquisition, the opening of the new trust offices in 2005 and 2006, and shared-based compensation expense.

Table 28 — Private and Capital Markets Group (1)

	2006			2005		2006	2005	2006 vs. 2005

	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$19,356	$18,037	$17,569	$18,451	$18,559	$54,962	$54,959	$3	0.0%
Provision for credit losses	1,224	1,850	1,388	2,473	1,323	4,462	1,658	2,804	N.M.

Net interest income after provision for credit losses	18,132	16,187	16,181	15,978	17,236	50,500	53,301	(2,801)	(5.3)

Service charges on deposit accounts	967	924	889	961	950	2,780	2,721	59	2.2
Brokerage and insurance income	9,497	8,602	9,723	7,961	8,828	27,822	25,689	2,133	8.3
Trust services	22,141	22,426	21,063	20,048	19,473	65,630	56,440	9,190	16.3
Mortgage banking	(297)	(291)	(280)	(261)	(137)	(868)	(648)	(220)	34.0
Other service charges and fees	134	138	118	130	123	390	360	30	8.3
Other income	4,012	7,383	9,402	6,928	5,000	20,797	14,751	6,046	41.0

Total non-interest income before securities gains	36,454	39,182	40,915	35,767	34,237	116,551	99,313	17,238	17.4
Securities gains	21	(43)	(21)	(3)	21	(43)	73	(116)	N.M.

Total non-interest income	36,475	39,139	40,894	35,764	34,258	116,508	99,386	17,122	17.2

Personnel costs	21,919	22,418	20,353	18,834	18,562	64,690	56,749	7,941	14.0
Other expense	13,409	15,698	10,358	13,322	14,227	39,465	42,290	(2,825)	(6.7)

Total non-interest expense	35,328	38,116	30,711	32,156	32,789	104,155	99,039	5,116	5.2

Income before income taxes	19,279	17,210	26,364	19,586	18,705	62,853	53,648	9,205	17.2
Provision for income taxes (2)	6,748	6,024	9,227	6,855	6,547	21,999	18,777	3,222	17.2

Net income — operating (1)	$12,531	$11,186	$17,137	$12,731	$12,158	$40,854	$34,871	$5,983	17.2%

Revenue — fully taxable equivalent (FTE)
Net interest income	$19,356	$18,037	$17,569	$18,451	$18,559	$54,962	$54,959	$3	0.0%
Tax equivalent adjustment (2)	88	133	101	129	104	322	237	85	35.9

Net interest income (FTE)	19,444	18,170	17,670	18,580	18,663	55,284	55,196	88	0.2
Non-interest income	36,475	39,139	40,894	35,764	34,258	116,508	99,386	17,122	17.2

Total revenue (FTE)	$55,919	$57,309	$58,564	$54,344	$52,921	$171,792	$154,582	$17,210	11.1%

Total revenue excluding securities gains (FTE)	$55,898	$57,352	$58,585	$54,347	$52,900	$171,835	$154,509	$17,326	11.2%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$584	$561	$552	$545	$499	$566	$492	$74	15.0%
Middle market commercial real estate
Construction	13	16	22	41	65	17	53	(36)	(67.9)
Commercial	231	222	208	212	222	220	229	(9)	(3.9)

Total commercial	828	799	782	798	786	803	774	29	3.7

Consumer
Home equity loans & lines of credit	347	338	330	327	327	338	323	15	4.6
Residential mortgage	637	613	598	584	583	616	567	49	8.6
Other loans	8	7	8	10	10	8	10	(2)	(20.0)
Total consumer	992	958	936	921	920	962	900	62	6.9

Total loans & leases	$1,820	$1,757	$1,718	$1,719	$1,706	$1,765	$1,674	$91	5.4%

Deposits:
Non-interest bearing deposits	$161	$174	$163	$191	$175	$166	$188	$(22)	(11.7%
Interest bearing demand deposits	740	747	754	740	741	747	743	4	0.5
Savings deposits	35	34	38	41	41	36	42	(6)	(14.3)
Domestic time deposits	186	168	176	169	159	177	138	39	28.3
Foreign time deposits	20	21	19	20	18	20	19	1	5.3

Total deposits	$1,142	$1,144	$1,150	$1,161	$1,134	$1,146	$1,130	$16	1.4%

N.M., not a meaningful value.
(1)	Operating basis, see Lines of Business section for definition.

(2)	Calculated assuming a 35% tax rate.

Table 28 — Private Financial and Capital Markets Group (1)

	2006			2005		2006	2005	2006 vs. 2005

	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

PERFORMANCE METRICS

Return on average assets	2.28%	2.13%	3.45%	2.51%	2.40%	2.60%	2.38%	0.22%
Return on average equity	34.3	26.7	50.0	38.3	36.8	36.2	35.9	0.3
Net interest margin	4.03	3.94	3.97	4.07	4.12	3.98	4.18	(0.20)
Efficiency ratio	63.2	66.5	52.4	59.2	62.0	60.6	64.1	(3.5)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$941	$1,496	$1,629	$938	$(141)	$4,066	$1,709	$2,357	N.M. %
Middle market commercial real estate	55	(5)	(206)	(175)	(6)	(156)	(255)	99	(38.8)

Total commercial	996	1,491	1,423	763	(147)	3,910	1,454	2,456	N.M.

Consumer
Home equity loans & lines of credit	800	264	292	247	23	1,356	119	1,237	N.M.
Residential mortgage	—	—	—	—	—	—	171	(171)	(100.0)
Other loans	(4)	(20)	119	32	28	95	170	(75)	(44.1)

Total consumer	796	244	411	279	51	1,451	460	991	N.M.

Total net charge-offs	$1,792	$1,735	$1,834	$1,042	$(96)	$5,361	$1,914	$3,447	N.M. %

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.64%	1.07%	1.20%	0.68%	(0.11)%	0.96%	0.46%	0.50%
Middle market commercial real estate	0.09	(0.01)	(0.36)	(0.27)	(0.01)	(0.09)	(0.12)	0.03

Total commercial	0.48	0.75	0.74	0.38	(0.07)	0.65	0.25	0.40

Consumer
Home equity loans & lines of credit	0.91	0.31	0.36	0.30	0.03	0.54	0.05	0.49
Residential mortgage	—	—	—	—	—	—	0.04	(0.04)
Other loans	(0.20)	(1.15)	6.03	1.27	1.11	1.59	2.27	(0.68)

Total consumer	0.32	0.10	0.18	0.12	0.02	0.20	0.07	0.13

Total net charge-offs	0.39%	0.40%	0.43%	0.24%	(0.02)%	0.41%	0.15%	0.26%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$4	$5	$4	$5	$2	$4	$2	$2	100.0%
Middle market commercial real estate	—	—	—	—	—	—	—	—	N.M.
Residential mortgage	2	1	1	—	—	2	—	2	N.M.
Home equity	—	—	—	—	—	—	—	—	N.M.

Total non-accrual loans	6	6	5	5	2	6	2	4	N.M.

Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	6	6	5	5	2	6	2	4	N.M.
Other real estate, net (OREO)	—	—	—	—	1	—	1	(1)	(100.0)

Total non-performing assets	$6	$6	$5	$5	$3	$6	$3	$3	100.0%

Accruing loans past due 90 days or more	$4	$2	$3	$5	$1	$4	$1	3	N.M. %

Allowance for loan and lease losses (ALLL) (eop)	$15	$16	$16	$16	$15	$15	$15	$—	—%

ALLL as a % of total loans and leases	0.83%	0.88%	0.93%	0.93%	0.87%	0.83%	0.87%	(0.04%
ALLL as a % of NPLs	250.0	266.7	320.0	320.0	N.M.	250.0	N.M.	N.M.
ALLL + OREO as a % of NPAs	250.0	266.7	320.0	320.0	N.M.	250.0	N.M.	N.M.
NPLs as a % of total loans and leases	0.33	0.33	0.29	0.29	0.12	0.33	0.12	0.21
NPAs as a % of total loans and leases + OREO	0.33	0.33	0.29	0.29	0.17	0.33	0.17	0.16
N.M., not a meaningful value.
eop — End of Period.
(1)	Operating basis, see Lines of Business section for definition.

Table 28 — Private Financial and Capital Markets Group (1)

	2006			2005		2006	2005	2006 vs. 2005

	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

PRIVATE FINANCIAL SUPPLEMENTAL DATA
# employees — full-time equivalent (eop) (2)	792	781	766	722	721	792	721	71	9.8%
# licensed bankers (eop) (3)	658	641	600	661	640	658	640	18	2.8

Brokerage and Insurance Income (in thousands)
Mutual fund revenue	$1,309	$1,487	$1,301	$1,007	$1,354	$4,097	$4,489	$(392)	(8.7)%
Annuities revenue	6,821	7,265	7,593	6,090	6,294	21,679	18,251	3,428	18.8
12b-1 fees	654	615	615	750	615	1,884	1,875	9	0.5
Discount brokerage commissions and other	1,166	1,203	1,304	1,119	1,003	3,673	3,381	292	8.6

Total retail investment sales	9,950	10,570	10,813	8,966	9,266	31,333	27,996	3,337	11.9
Investment banking fees	—	—	—	—	—	—	—	—	N.M.
Insurance fees and revenue	3,853	2,756	2,685	2,793	3,403	9,294	9,266	28	0.3

Total brokerage and insurance income	13,803	13,326	13,498	$11,759	12,669	40,627	37,262	$3,365	9.0

Fee sharing	4,369	4,794	3,866	3,907	3,963	13,029	12,036	993	8.3

Total brokerage and insurance income (net of fee sharing)	$9,434	$8,532	$9,632	$7,852	$8,706	$27,598	$25,226	$2,372	9.4%

Mutual fund sales volume (in thousands) (3)	$51,614	$50,115	$38,794	$32,498	$47,343	$140,523	$151,230	(10,707)	(7.1)%
Annuities sales volume (in thousands) (3)	134,184	140,312	147,165	119,628	123,880	421,661	364,235	57,426	15.8

Trust Services Income (in thousands)
Personal trust revenue	$10,665	$11,067	$10,274	$9,435	$9,104	$32,006	$27,117	$4,889	18.0%
Huntington funds revenue	7,608	7,418	7,135	6,975	6,851	22,161	19,533	2,628	13.5
Institutional trust revenue	3,086	3,061	2,849	2,806	2,700	8,996	7,437	1,559	21.0
Corporate trust revenue	1,076	1,095	987	1,193	997	3,158	2,841	317	11.2
Other trust revenue	—	—	—	—	—	—	—	—	N.M.

Total trust services income	22,435	22,641	21,245	$20,409	19,652	66,321	56,928	$9,393	16.5

Fee sharing	294	215	182	361	179	691	488	203	41.6

Total trust services income (net of fee sharing)	$22,141	$22,426	$21,063	$20,048	$19,473	$65,630	$56,440	$9,190	16.3%

Assets Under Management (eop) (in billions) (3)
Personal trust	$6.4	$6.4	$5.6	$5.5	$5.7	$6.4	$5.7	$0.7	13.1%
Huntington funds	3.8	3.7	3.6	3.5	3.5	3.8	3.5	0.3	7.3
Institutional trust	0.9	1.2	1.1	1.1	1.0	0.9	1.0	(0.1)	(12.5)
Corporate trust	0.0	0.0	0.0	0.0	—	0.0	—	0.0	N.M.
Haberer	0.8	0.8	0.7	0.6	0.6	0.8	0.6	0.1	22.2
Other	—	—	—	—	—	—	—	—	N.M.

Total assets under management	$11.9	$12.0	$10.9	$10.8	$10.8	$11.9	$10.8	$1.1	9.7%

Total Trust Assets (eop) (in billions) (3)
Personal trust	$10.6	$10.2	$9.4	$9.3	$9.4	$10.6	$9.4	$1.2	12.8%
Huntington funds	3.8	3.7	3.6	3.5	3.5	3.8	3.5	0.3	7.3
Institutional trust	30.1	29.9	28.7	28.1	27.8	30.1	27.8	2.3	8.3
Corporate trust	5.1	4.7	4.6	4.7	4.8	5.1	4.8	0.3	6.3

Total trust assets	$49.6	$48.5	$46.2	$45.6	$45.5	$49.6	$45.5	$4.1	8.9%

Mutual Fund Data (3)
# Huntington mutual funds (eop) (4)	29	29	29	29	29	29	29	—
Sales penetration (5)	4.8%	4.9%	5.4%	4.4%	5.0%	5.0%	5.0%	—%
Revenue penetration (whole dollars) (6)	$3,441	$3,369	$3,902	$3,094	$3,209	$3,513	$3,183	$330	10.4%
Profit penetration (whole dollars) (7)	1,147	1,032	1,629	1,150	1,250	1,240	1,165	75	6.4
Average sales per licensed banker (whole dollars) annualized	58,591	64,459	59,716	53,402	55,886	60,865	56,667	4,198	7.4
Average revenue per licensed banker (whole dollars) annualized	2,777	3,098	2,874	2,526	2,511	2,914	2,517	397	15.8
N.M., not a meaningful value.
eop — End of Period.
(1)	Operating basis, see Lines of Business section for definition.

(2)	Includes Capital Markets employees.

(3)	Periods prior to 2Q06 exclude Unizan.

(4)	Includes variable annuity funds.

(5)	Sales (dollars invested) of mutual funds and annuities divided by bank’s retail deposits.

(6)	Investment program revenue per million of the bank’s retail deposits.

(7)	Contribution of investment program to pretax profit per million of the bank’s retail deposits.

Contribution is difference between program revenue and program expenses.

Treasury/Other
(See Significant Factors 1,2,4,5, and 6.)
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
     The provision for income taxes for each of the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.
2006 First Nine Months versus 2005 First Nine Months
     Treasury/Other contributed $22.1 million, or 6%, of our net earnings for the first nine months of 2006, compared with $7.9 million, or 3%, in the comparable year-ago period. Performance between periods was heavily influenced by the $84.5 million tax-expense reduction, partially offset by the $57.5 million investment securities impairment in the 2006 third quarter, neither of which were allocated to other lines of business.
     Net interest income for the first nine months of 2006 was a negative $55.6 million compared with negative net interest income of $22.9 million in year-ago quarter. This $32.8 million decline resulted from higher interest expense attributable to the increase in market rates and in the credit provided to other lines of business for their non-interest bearing sources of funding. The decline was partially offset by the net impact of a 19% increase in investment securities balances.
     Non-interest income for the first nine months of 2006 was a negative $24.7 million, a $44.3 million decline from the comparable year-ago period. This reflected the $57.5 million of losses from securities impairment. This negative was partially offset by a $2.8 million increase in mortgage banking income, including the impact of adopting fair market value hedging for mortgage servicing rights. The year-ago period benefited from a gain on sale of an equity investment.
     Non-interest expense increased $11.3 million compared to the first nine months of 2005, with most of the increase due to higher corporate administrative and other miscellaneous expenses not allocated to other business segments.
     The third quarter provision for income taxes was impacted by the release of $84.5 million previously established federal income tax reserve and the recognition of federal income tax loss carry backs.

Table 29 — Treasury/Other (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$(20,740)	$(18,099)	$(16,800)	$(13,060)	$(10,008)	$(55,639)	$(22,878)	$(32,761)	N.M.	%
Provision for credit losses	—	—	—	—	—	—	—	—	N.M.

Net interest income after provision for credit losses	(20,740)	(18,099)	(16,800)	(13,060)	(10,008)	(55,639)	(22,878)	(32,761)	N.M.

Service charges on deposit accounts	20	16	16	(1,008)	(67)	52	(837)	889	N.M.
Brokerage and insurance income	1	(25)	64	1	1	40	2	38	N.M.
Mortgage banking	(10,716)	8,278	9,211	385	10,458	6,773	3,985	2,788	70.0
Bank owned life insurance income	12,125	10,604	10,242	10,389	10,104	32,971	30,347	2,624	8.6
Other income	7,719	(9,276)	(5,678)	(3,693)	(13,507)	(7,235)	(14,609)	7,374	(50.5)

Total non-interest income before securities gains	9,149	9,597	13,855	6,074	6,989	32,601	18,888	13,713	72.6
Securities gains	(57,353)	8	1	(8,767)	80	(57,344)	624	(57,968)	N.M.

Total non-interest income	(48,204)	9,605	13,856	(2,693)	7,069	(24,743)	19,512	(44,255)	N.M.

Total non-interest expense	18,580	8,895	33,776	12,461	11,827	61,251	49,947	11,304	22.6

Income before income taxes	(87,524)	(17,389)	(36,720)	(28,214)	(14,766)	(141,633)	(53,313)	(88,320)	N.M.
Provision for income taxes (2)	(125,269)	(15,569)	(22,889)	(26,070)	(15,185)	(163,727)	(61,232)	(102,495)	N.M.

Net income — operating (1)	$37,745	$(1,820)	$(13,831)	$(2,144)	$419	$22,094	$7,919	$14,175	N.M.	%

Revenue — fully taxable equivalent (FTE)
Net interest income	$(20,740)	$(18,099)	$(16,800)	$(13,060)	$(10,008)	$(55,639)	$(22,878)	$(32,761)	N.M.	%
Tax equivalent adjustment (2)	3,747	3,596	3,488	3,457	3,369	10,831	8,514	2,317	27.2

Net interest income (FTE)	(16,993)	(14,503)	(13,312)	(9,603)	(6,639)	(44,808)	(14,364)	(30,444)	N.M.
Non-interest income	(48,204)	9,605	13,856	(2,693)	7,069	(24,743)	19,512	(44,255)	N.M.

Total revenue (FTE)	$(65,197)	$(4,898)	$544	$(12,296)	$430	$(69,551)	$5,148	$(74,699)	N.M.	%

Total revenue excluding securities gains (FTE)	$(7,844)	$(4,906)	$543	$(3,529)	$350	$(12,207)	$4,524	$(16,731)	N.M.	%

SELECTED AVERAGE BALANCES (in millions of dollars)
Securities	$4,911	$5,025	$4,659	$4,266	$3,980	$4,866	$4,087	$779	19.1%
Deposits:
Brokered time deposits and negotiable CDs	3,307	3,263	3,143	3,210	3,286	3,238	3,088	150	4.9%
Foreign time deposits	28	4	—	7	8	11	11	—	—

Total deposits	$3,335	$3,267	$3,143	$3,217	$3,294	$3,249	$3,099	$150	4.8%

PERFORMANCE METRICS

Return on average assets	2.05%	(0.10)%	(0.85)%	(0.14)%	0.03%	0.41%	0.17%	0.24%
Return on average equity	10.6	(0.5)	(4.6)	(0.8)	0.2	2.2	1.0	1.2
Net interest margin	(1.28)	(1.08)	(1.11)	(0.85)	(0.60)	(1.16)	(0.42)	(0.74)
Efficiency ratio	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.	N.M.

SUPPLEMENTAL DATA
# employees — full-time equivalent (eop)	2,019	2,007	2,066	1,982	1,986	2,019	1,986	33	1.7%

N.M., not a meaningful value.
eop — End of Period.
(1)    Operating basis, see Lines of Business section for definition.
(2)    Reconciling difference between company’s actual effective tax rate and 35% tax rate allocated to each business segment.

Table 30- Total Company (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent

INCOME STATEMENT (in thousands of dollars)
Net interest income	$255,313	$262,195	$243,680	$243,676	$241,637	$761,188	$718,735	$42,453	5.9%
Provision for credit losses	14,162	15,745	19,540	30,831	17,699	49,447	50,468	(1,021)	(2.0)

Net interest income after provision for credit losses	241,151	246,450	224,140	212,845	223,938	711,741	668,267	43,474	6.5

Automobile operating lease income	8,580	12,143	17,048	22,534	27,822	37,771	110,481	(72,710)	(65.8)
Service charges on deposit accounts	48,718	47,225	41,222	42,083	44,817	137,165	125,751	11,414	9.1
Brokerage and insurance income	14,697	14,345	15,193	13,101	13,948	44,235	40,518	3,717	9.2
Trust services	22,490	22,676	21,278	20,425	19,671	66,444	56,980	9,464	16.6
Mortgage banking	(2,166)	20,355	17,832	10,909	21,116	36,021	30,801	5,220	16.9
Bank owned life insurance income	12,125	10,604	10,242	10,389	10,104	32,971	30,347	2,624	8.6
Other service charges and fees	12,989	13,072	11,509	11,488	11,449	37,570	32,860	4,710	14.3
Other income	37,809	22,634	25,230	25,163	11,712	85,673	56,507	29,166	51.6

Total non-interest income before securities gains	155,242	163,054	159,554	156,092	160,639	477,850	484,245	(6,395)	(1.3)
Securities gains	(57,332)	(35)	(20)	(8,770)	101	(57,387)	715	(58,102)	N.M.

Total non-interest income	97,910	163,019	159,534	147,322	160,740	420,463	484,960	(64,497)	(13.3)

Automobile operating lease expense	5,988	8,658	12,671	17,183	21,637	27,317	86,667	(59,350)	(68.5)
Personnel costs	133,823	137,904	131,557	116,111	117,476	403,284	365,547	37,737	10.3
Other expense	102,619	105,797	94,187	97,061	93,939	302,603	287,251	15,352	5.3

Total non-interest expense	242,430	252,359	238,415	230,355	233,052	733,204	739,465	(6,261)	(0.8)

Income before income taxes	96,631	157,110	145,259	129,812	151,626	399,000	413,762	(14,762)	(3.6)
Provision for income taxes	(60,815)	45,506	40,803	29,239	43,052	25,494	102,244	(76,750)	(75.1)

Net income — operating (1)	$157,446	$111,604	$104,456	$100,573	$108,574	$373,506	$311,518	$61,988	19.9%

Revenue — fully taxable equivalent (FTE)
Net interest income	$255,313	$262,195	$243,680	$243,676	$241,637	$761,188	$718,735	$42,453	5.9%
Tax equivalent adjustment (2)	4,090	3,984	3,836	3,837	3,734	11,910	9,556	2,354	24.6

Net interest income (FTE)	259,403	266,179	247,516	247,513	245,371	773,098	728,291	44,807	6.2
Non-interest income	97,910	163,019	159,534	147,322	160,740	420,463	484,960	(64,497)	(13.3)

Total revenue (FTE)	$357,313	$429,198	$407,050	$394,835	$406,111	$1,193,561	$1,213,251	$(19,690)	(1.6)%

Total revenue excluding securities gains (FTE)	$414,645	$429,233	$407,070	$403,605	$406,010	$1,250,948	$1,212,536	$38,412	3.2%

SELECTED AVERAGE BALANCES (in millions of dollars)
Loans:
Commercial
Middle market commercial and industrial	$5,591	$5,458	$5,132	$4,946	$4,708	$5,398	$4,773	$625	13.1%
Middle market commercial real estate
Construction	1,122	1,243	1,454	1,675	1,720	1,272	1,680	(408)	(24.3)
Commercial	2,795	2,799	2,423	1,923	1,922	2,674	1,903	771	40.5
Small business loans	2,531	2,456	2,121	2,230	2,251	2,371	2,222	149	6.7

Total commercial	12,039	11,956	11,130	10,774	10,601	11,715	10,578	1,137	10.7

Consumer
Auto leases — indirect	1,976	2,095	2,221	2,337	2,424	2,096	2,451	(355)	(14.5)
Auto loans — indirect	2,079	2,044	1,994	2,018	2,078	2,039	2,052	(13)	(0.6)
Home equity loans & lines of credit	5,041	5,029	4,833	4,781	4,801	4,969	4,743	226	4.8
Residential mortgage	4,748	4,629	4,306	4,165	4,157	4,563	4,053	510	12.6
Other loans	430	448	447	393	387	442	379	63	16.6

Total consumer	14,274	14,245	13,801	13,694	13,847	14,109	13,678	431	3.2

Total loans & leases	$26,313	$26,201	$24,931	$24,468	$24,448	$25,824	$24,256	$1,568	6.5%

Automobile operating lease assets	$68	$105	$159	$216	$287	$110	$397	$(287)	(72.3)%

Deposits:
Non-interest bearing deposits	$3,509	$3,594	$3,436	$3,444	$3,406	$3,513	$3,358	$155	4.6%
Interest bearing demand deposits	7,858	7,778	7,562	7,496	7,539	7,734	7,712	22	0.3
Savings deposits	2,275	2,490	2,573	2,464	2,575	2,445	2,693	(248)	(9.2)
Domestic time deposits	7,123	6,785	5,849	5,338	4,948	6,590	4,569	2,021	44.2
Brokered time deposits and negotiable CDs	3,307	3,263	3,143	3,210	3,286	3,238	3,088	150	4.9
Foreign time deposits	521	474	465	490	462	487	446	41	9.2

Total deposits	$24,593	$24,384	$23,028	$22,442	$22,216	$24,007	$21,866	$2,141	9.8%

N.M., not a meaningful value.
(1)    Operating basis, see Lines of Business section for definition.
(2)    Calculated assuming a 35% tax rate.

     Table 30 — Total Company (1)

	2006			2005		2006	2005	2006 vs. 2005
	Third	Second	First	Fourth	Third	9 Months	9 Months	Amount	Percent
PERFORMANCE METRICS

Return on average assets	1.75%	1.25%	1.26%	1.22%	1.32%	1.43%	1.28%	0.15%
Return on average equity	21.0	14.9	15.5	15.5	16.5	17.2	16.1	1.1
Net interest margin	3.22	3.34	3.32	3.34	3.31	3.29	3.33	(0.04)
Efficiency ratio	57.8	58.1	58.3	57.0	57.4	58.1	60.9	(2.8)

CREDIT QUALITY (in thousands of dollars)

Net charge-offs by loan type
Commercial
Middle market commercial and industrial	$1,742	$(484)	$6,887	$(744)	$(1,082)	$8,145	$14,322	$(6,177)	(43.1)%
Middle market commercial real estate	642	1,396	(31)	(161)	2,274	2,007	4,206	(2,199)	(52.3)
Small business loans	4,451	2,530	3,709	4,465	3,062	10,690	7,486	3,204	42.8

Total commercial	6,835	3,442	10,565	3,560	4,254	20,842	26,014	(5,172)	(19.9)

Consumer
Auto leases	2,306	1,758	3,515	3,422	3,105	7,579	8,242	(663)	(8.0)
Auto loans	1,759	1,172	2,977	3,213	3,895	5,908	8,775	(2,867)	(32.7)
Home equity loans & lines of credit	6,734	4,776	4,524	4,498	4,093	16,034	13,121	2,913	22.2
Residential mortgage	876	688	715	941	522	2,279	1,391	888	63.8
Other loans	2,729	2,116	1,920	1,934	2,084	6,765	4,946	1,819	36.8

Total consumer	14,404	10,510	13,651	14,008	13,699	38,565	36,475	2,090	5.7

Total net charge-offs	$21,239	$13,952	$24,216	$17,568	$17,953	$59,407	$62,489	$(3,082)	(4.9)%

Net charge-offs — annualized percentages
Commercial
Middle market commercial and industrial	0.12%	(0.04)%	0.54%	(0.06)%	(0.09)%	0.20%	0.40%	(0.20)%
Middle market commercial real estate	0.07	0.14	—	(0.02)	0.25	0.07	0.16	(0.09)
Small business loans	0.70	0.41	0.70	0.80	0.54	0.60	0.45	0.15

Total commercial	0.23	0.12	0.38	0.13	0.16	0.24	0.33	(0.09)

Consumer
Auto leases	0.47	0.34	0.63	0.59	0.51	0.48	0.45	0.03
Auto loans	0.34	0.23	0.60	0.64	0.75	0.39	0.57	(0.18)
Home equity loans & lines of credit	0.53	0.38	0.38	0.38	0.34	0.43	0.37	0.06
Residential mortgage	0.07	0.06	0.07	0.09	0.05	0.07	0.05	0.02
Other loans	2.54	1.89	1.72	1.97	2.15	2.04	1.74	0.30

Total consumer	0.40	0.30	0.40	0.41	0.40	0.36	0.36	—

Total net charge-offs	0.32%	0.21%	0.39%	0.29%	0.29%	0.31%	0.34%	(0.03)%

Non-performing assets (NPA) (in millions of dollars)
Middle market commercial and industrial	$37	$46	$46	$28	$26	$37	$26	$11	42.3%
Middle market commercial real estate	28	25	18	16	13	28	13	15	N.M.
Small business loans	21	27	29	29	26	21	26	(5)	(19.2)
Residential mortgage	30	23	29	18	16	30	16	14	87.5
Home equity	13	14	14	11	9	13	9	4	44.4

Total non-accrual loans	129	135	136	102	90	129	90	39	43.3
Renegotiated loans	—	—	—	—	—	—	—	—	N.M.

Total non-performing loans (NPL)	129	135	136	102	90	129	90	39	43.3
Other real estate, net (OREO)	42	36	19	15	12	42	12	30	N.M.

Total non-performing assets	$171	$171	$155	$117	$102	$171	$102	$69	67.6%

Accruing loans past due 90 days or more	$62	$49	$52	$56	$51	$62	$51	$11	21.6%

Allowance for loan and lease losses (ALLL) (eop)	$280	$288	$284	$268	$254	$280	$254	$26	10.2%
ALLL as a % of total loans and leases	1.06%	1.09%	1.09%	1.10%	1.04%	1.06%	1.04%	0.02%
ALLL as a % of NPLs	217.0	213.0	209.0	263.0	283.0	217.0	283.0	(66.0)
ALLL + OREO as a % of NPAs	188.3	189.5	195.5	241.9	260.8	188.3	260.8	(72.5)
NPLs as a % of total loans and leases	0.49	0.51	0.52	0.42	0.37	0.49	0.37	0.12
NPAs as a % of total loans and leases + OREO	0.65	0.65	0.59	0.48	0.42	0.65	0.42	0.23

SUPPLEMENTAL DATA
# employees — full-time equivalent	8,077	8,075	8,078	7,602	7,586	8,077	7,586	491	6.5%

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

Item 6. Exhibits
(a) Exhibits

3.	(i)(a).	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary – previously filed as Exhibit 3(i) to Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

	(i)(b).	Articles of Amendment to Articles of Restatement of Charter – previously filed as Exhibit 3(i)(c) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

	(ii).	Amended and Restated Bylaws as of July 16, 2002 – previously filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4.		Instruments defining the Rights of Security Holders – reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.	(a).	Restricted Stock Unit Grant Notice with three year vesting — previously filed as Exhibit 99.1 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

	(b)	Restricted Stock Unit Grant Notice with six month vesting — previously filed as Exhibit 99.2 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

	(c).	Restricted Stock Unit Deferral Agreement — previously filed as Exhibit 99.3 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

	(d).	Director Deferred Stock Award Notice — previously filed as Exhibit 99.4 to Current Report on Form 8-K dated July 24, 2006, and incorporated herein by reference.

31.	(a).	Rule 13a – 14(a) Certification – Chief Executive Officer.

	(b).	Rule 13a – 14(a) Certification – Chief Financial Officer.

32.	(a).	Section 1350 Certification – Chief Executive Officer.

	(b).	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: November 9, 2006	/s/ Thomas E. Hoaglin Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: November 9, 2006	/s/ Donald R. Kimble Donald R. Kimble
Chief Financial Officer