Form 10-K
period 2006-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2007-02-22
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-2525
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	31-0724920 (I.R.S. Employer Identification No.)

41 S. High Street, Columbus, Ohio (Address of principal executive offices)	43287 (Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act:
Common Stock — Without Par Value
(Title of class)
NASDAQ
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐Yes ☑No
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, determined by using a per share closing price of $23.58, as quoted by NASDAQ on that date, was $5,402,572,093. As of January 31, 2007, there were 235,506,423 shares of common stock without par value outstanding.
Documents Incorporated By Reference
     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2006.
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2007 Annual Shareholders’ Meeting.

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
Item 1: Business
     We are a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, private mortgage insurance, reinsuring credit life and disability insurance, and other insurance and financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2006, the Bank had:

•	202 banking offices in Ohio	•	12 banking offices in Kentucky
•	112 banking offices in Michigan	•	4 private banking offices in Florida
•	26 banking offices in West Virginia	•	one foreign office in the Cayman Islands
•	25 banking offices in Indiana	•	one foreign office in Hong Kong
     We conduct certain activities in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, and Vermont. Our foreign banking activities, in total or with any individual country, are not significant. At December 31, 2006, we had 8,081 full-time equivalent employees.
     Our lines of business are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders, which is incorporated into this report by reference. The financial statement results for each of our lines of business can be found in Note 27 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
Proposed Acquisition of Sky Financial Group, Inc.
     On December 20, 2006, Huntington announced the signing of a definitive agreement to acquire Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction expected to be valued at approximately $3.5 billion.
     Under the terms of the agreement, Sky Financial shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial common stock. The merger was unanimously approved by the boards of directors of both companies and is expected to close in the third quarter of 2007, pending customary regulatory approvals, as well as approval by both companies’ shareholders.
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

Regulatory Matters
     On March 1, 2005, we announced entering into a formal written agreement with the Federal Reserve Bank of Cleveland (FRBC), providing for a comprehensive action plan designed to enhance corporate governance, internal audit, risk management, accounting policies and procedures, and financial and regulatory reporting. The agreement called for independent third-party reviews, as well as the submission of written plans and progress reports by Management, and would remain in effect until terminated by the banking regulators. On May 10, 2006, Huntington announced that the FRBC notified Huntington’s board of directors that Huntington had satisfied the provisions of the written agreement dated February 28, 2005, and that the FRBC, under delegated authority of the Board of Governors of the Federal Reserve System (Federal Reserve), had terminated the written agreement.
General
     We are a bank holding company and are qualified as a financial holding company with the Federal Reserve. We are subject to examination and supervision by the Federal Reserve pursuant to the Bank Holding Company Act. We are required to file reports and other information regarding our business operations and the business operations of our subsidiaries with the Federal Reserve.
     Because we are a public company, we are also subject to regulation by the SEC. On December 15, 2005, the SEC adopted final rules establishing three categories of issuers for the purpose of filing periodic and annual reports. Under the new regulations, we are considered to be a “large accelerated filer” and, as such, must comply with the new SEC accelerated reporting requirements.
     The Bank is subject to examination and supervision by the Office of the Comptroller of the Currency (OCC). Its domestic deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC), which also has certain regulatory and supervisory authority over it. Our non-bank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of non-bank subsidiaries of the Bank, by the OCC. Our subsidiaries are also subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the National Association of Securities Dealers.
     In addition to the impact of federal and state regulation, the Bank and our non-bank subsidiaries are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.
Holding Company Structure
     We have one national bank subsidiary and numerous non-bank subsidiaries. Exhibit 21.1 of this report lists all of our subsidiaries.
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
     Moreover, the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution are accorded priority over the claims of general unsecured creditors of such an institution, including the holders of the institution’s note obligations, in the event of liquidation or other resolution of such institution. Claims of a receiver for administrative expenses and claims of holders of deposit liabilities of the Bank, including the FDIC as the insurer of such holders, would receive priority over the holders of notes and other senior debt of the Bank in the event of liquidation or other resolution and over our interests as sole shareholder of the Bank.
     The Federal Reserve maintains a bank holding company rating system that emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of non-depository entities of a holding company on its subsidiary depository institution(s).
     A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and, like current ratings, are not made public. The new rating system applies to us.
Dividend Restrictions
     Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. In the year ended December 31, 2006, we declared cash dividends to shareholders of $239.4 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval.
     The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. At December 31, 2006, the Bank could have declared and paid $0.7 million of additional dividends to the parent company without regulatory approval.
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
FDIC Insurance
     During 2006, the FDIC classified the Bank as a “well-capitalized” institution, the highest supervisory subcategory. The Bank, therefore, was not obliged under then-existing FDIC assessment practices to pay deposit insurance premiums for the year, either on its deposits insured by the Bank Insurance Fund or on that portion of its deposits acquired from savings and loan associations and insured by the Savings Association Insurance Fund. The

Bank Insurance Fund and the Savings Association Insurance Fund were merged on March 31, 2006, to form the Deposit Insurance Fund (DIF). Although not subject in 2006 to FDIC assessments for deposit insurance premiums, the Bank was required, and continues to be required, to make payments for the servicing of obligations of the Financing Corporation that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.
     With the enactment in February 2006 of the Federal Deposit Insurance Reform Act of 2005 and related legislation, and the adoption by the FDIC of implementing regulations in November 2006, major changes were introduced in FDIC deposit insurance for 2007 and subsequent years. Henceforth, the FDIC is to designate annually a target reserve ratio for the DIF within the range of 1.15 percent and 1.5 percent, instead of the prior fixed requirement to manage the DIF so as to maintain a designated reserve ratio of 1.25 percent. The FDIC adopted 1.25 percent as the designated reserve ratio for 2007.
     In addition, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums. The new system is based on an institution’s probability of causing a loss to the DIF, and requires that each depository institution be placed in one of four risk categories, depending on a combination of its capitalization and its supervisory ratings. Under a base rate schedule, institutions in Risk Category I would be assessed between 2 and 4 basis points, while institutions in Risk Category IV could be assessed a maximum of 40 basis points.
     For 2007, the FDIC determined to set assessment rates at three basis points above the base schedule rates. To assist the transition to the new system requiring assessment payments by all insured institutions, depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, are eligible for a one-time assessment credit based on their shares of the aggregate 1996 assessment base. We received a notification from the FDIC on October 16, 2006, that our one-time assessment credit was $25.3 million. The Bank, as a well capitalized institution, will be in Risk Category I and, therefore, subject to an assessment of 5.65 basis points. We expect our annual FDIC expense to be $15.9 million, which will initially be offset by the assessment credit.
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

     The Federal Reserve and the other federal banking regulators require that all intangible assets, except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in a bank holding company’s capital cannot exceed 100% of its Tier 1 capital.
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
     Throughout 2006, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.
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
     Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $0.7 billion of such brokered deposits at December 31, 2006.
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
USA Patriot Act
     The USA Patriot Act of 2001 and its related regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The statute and its regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. Originally enacted for five years, the USA Patriot Act was signed into law as permanent legislation in March 2006.

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
Recent Regulatory Developments
     Authority for financial holding companies to engage in real estate brokerage and property management services was proposed by the Treasury Department and the Federal Reserve in 2000, but final regulations implementing the proposal have been subject to a statutory moratorium which has been renewed annually by Congress since 2001. Legislation was introduced early in 2007 to ban such activity permanently, and it is not possible at present to assess the prospects either for the permanent ban or the ultimate adoption of the long-pending final regulations.
     The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines, published in June 2004 and amended in November 2005, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines would, however, be mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They would, therefore, not foreseeably be applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.
     U.S. banking regulators, however, in December 2006, issued proposed rules involving modifications to the existing U.S. Basel I-based capital framework. The proposed rules, designated as “Basel IA” rules, are intended to avoid future competitive inequalities between Basel I and Basel II organizations, and would, if finally adopted, allow U.S. depository institutions to elect to remain under existing capital rules or come under the Basel IA rules. The proposed rules include:
•	increasing the number of risk-weight categories,

•	expanding the use of external ratings for credit risk,

•	expanding the range of collateral and guarantors to qualify for a lower risk weight, and

•	basing residential mortgage risk ratings on loan-to-value ratios.
     The public comment period for the proposed Basel IA rules (as well as on additional questions raised by regulators on a pending rulemaking on Basel II rules) ends in March 2007, and final rules are not expected until late in the year.

Guide 3 Information
     Information required by Industry Guide 3 relating to statistical disclosure by bank holding companies is contained in the information incorporated by reference in response to Items 7 and 8 of this report.
Available Information
     We make available free of charge on our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings can be accessed under the “Investor Relations” link found on the homepage of our website at www.huntington.com. These filings are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
     For further discussion about our management of credit risk, see the “Credit Risk” section included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
Our loans, leases, and deposits are focused in five states and adverse economic conditions in those states, in particular, could negatively impact results from operations, cash flows, and financial condition.
     Concentration of credit risk can also arise with respect to loans and leases when the borrowers are located in the same geographical region. Our customers with loan and/or deposit balances at December 31, 2006, were located predominantly in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Because of the concentration of loans, leases, and deposits in these states, in the event of adverse economic conditions in these states, we could experience more difficulty in attracting deposits and experience higher rates of loss and delinquency on our loans and leases than if the loans and leases were more geographically diversified. Adverse economic conditions and other factors, such as political or business developments or natural hazards that may affect these states, may reduce demand for credit or fee-based products and could negatively affect real estate and other collateral values, interest rate levels, and the availability of credit to refinance loans at or prior to maturity.
Declines in home values in our markets could adversely impact results from operations.
     Like all banks, we are subject to the effects of any economic downturn, and in particular, a significant decline in home values in our markets could have a negative effect on results of operations. At December 31, 2006, we had $4.9 billion of home equity loans and lines with a weighted average loan-to-value ratio for the portfolio of 77%. In addition, at December 31, 2006, we had $4.5 billion in residential real estate loans. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 54% of this portfolio. A significant decline in home values could lead to higher charge-offs in event of default in both the home equity loan and residential real estate loan portfolios. We also have $1.3 billion of mortgage-backed securities that could be negatively affected by a decline in home values.
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
     Changes in interest rates also can affect the value of loans and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights, and our ability to realize gains on the sale of assets. A portion of our earnings result from transactional income. An example of this type of transactional income is gain on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. For further discussion, see Note 5 of the Notes to Consolidated Financial Statements included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
     Although fluctuations in market interest rates are neither completely predictable nor controllable, our Market Risk Committee (MRC) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the “Interest Rate Risk” section included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
(3) Liquidity Risks:
If we are unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs to fund corporate expansion and other activities.
     Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors, with operating limits set by MRC, based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. The Bank’s MRC regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. MRC also establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB), which provide funding through advances to members that are collateralized with mortgage-related assets.
     We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow from the Federal Reserve’s discount window.
     If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the “Liquidity Risk” section included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
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
     Credit ratings as of December 31, 2006, for the parent company and the Bank can be found in Table 27 included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
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
     In April 2006, our board of directors authorized a new program for the repurchase of up to 15 million common shares, of which 3.8 million shares remain under the current authorization. We expect to repurchase the remaining shares for cash as business conditions warrant. The full implementation of this repurchase program will use a significant portion of our capital reserves. This use of capital could limit future flexibility to complete acquisitions of businesses or technology, or other transactions, or make investments in research and development, new employee hiring, or other aspects of operations that might be in our best interests, or could require that we borrow money or issue additional equity securities for such purposes. Any incurrence of debt may not be on favorable terms and could result in our being subject to covenants or other contractual restrictions that limit the ability to take advantage of other opportunities that may arise. Any such incurrence of debt would likely increase our interest expense, and any issuance of additional equity securities would dilute the stock ownership of existing shareholders.
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
We may fail to realize the anticipated cost savings and other financial benefits of the merger on the anticipated schedule, if at all.
     We may face significant challenges in integrating Sky Financial’s operations in our operations in a timely and efficient manner and in retaining Sky Financial personnel. Currently, each company operates as an independent public company. Achieving the anticipated cost savings and financial benefits of the merger will depend on part on whether we integrate Sky Financial’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. In addition, the integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day business of the combined company. Any inability to realize the full extent of, or any of, the anticipated cost savings and financial benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the market price of Huntington common stock.
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
     In addition, we may be subject to actions of our regulators that are specific to us. For further discussion, see Note 25 of the Notes to Consolidated Financial Statements included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
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
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the OCC “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it would impact our ability to pay dividends to shareholders or repurchase stock. Throughout 2006, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized.”
     For further discussion, see the “Parent Company Liquidity” section included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.

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
     Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests. A REIT must satisfy six asset tests quarterly: (1) 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of taxable REIT subsidiaries; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 20% of its total assets. At December 31, 2006, HPCI, HPC-II, and HCF met all of the quarterly asset tests.
     Also, a REIT must annually satisfy two gross income tests: (1) 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test plus dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute 90% of the REIT’s taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2006, HPCI, HPC-II, and HCF had met all annual income and distribution tests.
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

Item 1B: Unresolved Staff Comments
     None.
Item 2: Properties
     Our headquarters, as well as the Bank’s, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 39%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building. Our other major properties consist of a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center; a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio; an eighteen-story office building in Charleston, West Virginia; a three-story office building located in Holland, Michigan; a Business Service Center in Columbus, Ohio; The Huntington Mortgage Group’s building, located in the greater Columbus area; an office complex located in Troy, Michigan; and two data processing and operations centers (Easton and Northland) located in Ohio. The office buildings above serve as regional administrative offices occupied predominantly by our Regional Banking and Private Financial and Capital Markets Group lines of business. The Dealer Sales line of business is located in the Northland operations center. Of these properties, we own the thirteen-story and twelve-story office buildings, and the Business Service Center. All of the other major properties are held under long-term leases. In 1998, we entered into a sale/leaseback agreement that included the sale of 51 of our locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which we will continue to operate under a long-term lease.
Item 3: Legal Proceedings
     The Bank is involved in two lawsuits arising out of its banking relationship with Cyberco Holdings, Inc. and a related company, Teleservices Group, Inc. Both companies are subject to bankruptcy estates in December 2006 and January 2007, respectively. The complaints include claims under the Bankruptcy Code and various state law claims and seek recoveries from the Bank in excess of $50 million. Although no assurance can be made that the ultimate outcome of any matter will not exceed reserves or not have a material adverse affect on operating results for a particular period, based on current knowledge and consultation with counsel, Management believes that its reserves are adequate and that is exposure to additional losses arising from these lawsuits is not material.
     Information required by this item is set forth in Note 24 of Notes to Consolidated Financial Statements included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2007, we had 26,176 shareholders of record.
     Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 38 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business-Regulatory Matters-Dividend Restrictions” and in Note 25 of the Notes to Consolidated Financial Statements included in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.

     The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW 50 Bank Index for the period December 31, 2001, through December 31, 2006. The KBW 50 Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the 50 largest banking companies and includes all money-center banks and most major regional banks. An investment of $100 on December 31, 2001, and the reinvestment of all dividends are assumed.

	Total		Total Number of Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs (1)	Plans or Programs (1)
October 1, 2006 to October 31, 2006	400,000	$24.38	400,000	6,500,000
November 1, 2006 to November 30, 2006	2,650,000	24.60	3,050,000	3,850,000
December 1, 2006 to December 31, 2006	0	0.00	3,050,000	3,850,000

Total	3,050,000	$0.00	3,050,000	3,850,000

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
Item 6: Selected Financial Data
     Information required by this item is set forth in Table 1 in our 2006 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated by reference.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2006 Annual Report to shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.
Item 7a: Quantitative and Qualitative Disclosures About Market Risk
     Information required by this item is set forth in the caption “Market Risk” included in the 2006 Annual Report to shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.
Item 8: Financial Statements and Supplementary Data
     Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements included in the 2006 Annual Report to shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.
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
Internal Control Over Financial Reporting
     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in the 2006 Annual Report to shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
Item 9A(T): Controls and Procedures
     Not applicable.

Item 9B: Other Information.
     On February 21, 2007, the Board approved our election to become subject to a provision of Title 3, Subtitle 8 of the Maryland General Corporation Law (“MGCL”). This election became effective on February 22, 2007 upon the filing with and acceptance for record by the State Department of Assessments and Taxation of Maryland of the Articles Supplementary filed as exhibit 3.4. Prior to such election, under the MGCL a director elected by the board of directors of a corporation to fill a vacancy serves until the next annual meeting of shareholders and until his successor is elected and qualifies. Pursuant to such election, our charter now provides, as permitted by the MGCL, that any director elected to fill a vacancy shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until a successor is duly elected and qualifies.
     On and effective February 21, 2007, the Board also amended Section 2.04 of Huntington’s Bylaws to conform the Bylaws to the MGCL election described above and amended Section 1.01 of Huntington’s Bylaws to provide that the 2007 annual meeting of stockholders may be held at such time and on such date during the thirty-one day period beginning April 19, 2007 and ending May 19, 2007 as the Board shall determine. The Bylaws, as amended and restated, are filed as exhibit 3.3.
     On February 22, 2007, Karen A. Holbrook, director of Huntington since 2004, announced that she does not wish to stand for re-election to the board of directors when her current term expires at the 2007 annual meeting of shareholders due to her forthcoming retirement from her position as President of The Ohio State University in June 2007.
PART III
     We refer in Part III of this report to relevant sections of our 2007 Proxy Statement for the 2007 annual meeting of shareholders, which will be filed with the Securities Exchange Commission pursuant to Regulation 14A within 120 days of the close of our 2006 fiscal year. Portions of our 2007 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee”, “Involvement in Certain Legal Proceedings” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement.
Item 11: Executive Compensation
     Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of our 2007 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this item is set forth under the caption “Ownership of Voting Stock” and in a table entitled “Equity Compensation Plans Information” of our 2007 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of our 2007 Proxy Statement.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of our 2007 Proxy Statement.
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
The report of independent registered public accounting firm and consolidated financial statements appearing in our 2006 Annual Report on the pages indicated below are incorporated by reference in Item 8.

Annual
Report Page
Report of Independent Registered Public Accounting Firm	82

Consolidated Balance Sheets as of December 31, 2006 and 2005	83

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	84

Consolidated Statements of Changes in Shareholders Equity For the years ended December 31, 2006, 2005 and 2004	85

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	86

Notes to Consolidated Financial Statements	87-126
(1)	We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(2)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10(a) through 10(v) in the Exhibit Index.
(b) The exhibits to this Form 10-K begin on page 23 of this report.
(c) See Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2007.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Donald R. Kimble

	Thomas E. Hoaglin		Donald R. Kimble
	Chairman, President, Chief Executive		Executive Vice President and
	Officer, and Director (Principal Executive		Chief Financial Officer
	Officer)		(Principal Financial Officer)

		By:	/s/ Thomas P. Reed

Thomas P. Reed
Senior Vice President and Controller
(Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of February, 2007.

Raymond J. Biggs *	David L. Porteous *

Raymond J. Biggs	David L. Porteous
Director	Director

Don M. Casto III *	Kathleen H. Ransier *

Don M. Casto III	Kathleen H. Ransier
Director	Director

Michael J. Endres *	Gene E. Little *

Michael J. Endres	Gene E. Little
Director	Director

Karen A. Holbrook *	Wm. J. Lhota *

Karen A. Holbrook	Wm. J. Lhota
Director	Director

John B. Gerlach, Jr. *

John B. Gerlach, Jr.
Director

David P. Lauer *

David P. Lauer
Director

* /s/ Donald R. Kimble
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
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Annual Report on Form 10-K, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1

3.1	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3	(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.	000-02525	3(i	)(c)

3.3	Amended and Restated Bylaws as of February 21, 2007.

3.4	Articles Supplementary.

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.

10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.1

10.2	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.2

10.3	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.3

10.4	* Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	000-02525	10	(a)

10.5	* Restated Huntington Supplemental Retirement Income Plan.	Annual Report on Form 10-K for the year ended December 31, 1999.	000-02525	10	(n)

10.6	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4	(a)

10.7	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4	(a)

10.8	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(q)

10.9	* Executive Deferred Compensation Plan, as amended and restated on February 18, 2004	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10	(c)

10.10	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust (as amended and restated as of February 9, 1990)	Registration Statement on Form S-8 filed on November 26, 1991	33-44208	4	(a)

10.11	* First Amendment to The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust Plan	Annual Report on Form 10-K for the year ended December 31, 1997	000-02525	10	(o)(2)

10.12	* 1990 Stock Option Plan	Registration Statement on Form S-8 filed on October 18, 1990	33-37373	4	(a)

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.13	* First Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1991	000-02525	10(q	)(2)

10.14	* Second Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10(n	)(3)

10.15	* Third Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10	(b)

10.16	* Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(a)

10.17	* Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(b)

10.18	* Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10	(r)

10.19	* First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10	(a)

10.20	* First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(c)

10.21	* Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(d)

10.22	* Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10	(e)

10.23	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10	(r)

10.24	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(h)

10.25	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10	(i)

10.26	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10	(b)

10.27	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10	(e)

10.28	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4	(a)

10.29	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10	(s)

10.30	* Performance criteria and potential awards for executive officers for fiscal year 2005 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2005 and ending on December 31, 2007 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 15, 2005	000-02525	99.1

10.31	* Compensation Schedule for Non-Employee Directors of Huntington Bancshares Incorporated, effective July 19, 2005	Current Report on Form 8-K dated July 19, 2005	000-02525	99.1

10.32	* Employment Agreement, dated February 15, 2004, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Annual Report on Form 10-K for the year ended December 31, 2003	000-02525	10	(n)

10.33	* Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	000-02525	10	(t)

10.34	Schedule identifying material details of Executive Agreements 2006

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.35	* Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 21, 2006	000-02525	99.1

10.36	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1

10.37	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2

10.38	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3

10.39	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4

12.1	Ratio of Earnings to Fixed Charges.

13.1	Portions of our 2006 Annual Report to shareholders

14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

* Denotes management contract or compensatory plan or arrangement.