Form 10-Q
period 2007-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2007-05-04
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 235,906,606 shares of Registrant’s without par value common stock outstanding on April 30, 2007.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2007	2006
(in thousands, except number of shares)	March 31,	December 31,	March 31,

Assets
Cash and due from banks	$867,256	$1,080,163	$797,258
Federal funds sold and securities purchased under resale agreements	701,951	440,584	349,098
Interest bearing deposits in banks	100,416	74,168	23,204
Trading account securities	76,631	36,056	111,208
Loans held for sale	277,538	270,422	311,138
Investment securities	3,724,676	4,362,924	5,034,359
Loans and leases	26,266,747	26,153,425	26,145,589
Allowance for loan and lease losses	(282,976)	(272,068)	(283,839)

Net loans and leases	25,983,771	25,881,357	25,861,750

Bank owned life insurance	1,097,986	1,089,028	1,060,305
Premises and equipment	377,687	372,772	375,740
Goodwill	569,779	570,876	579,246
Other intangible assets	57,165	59,487	60,563
Accrued income and other assets	1,144,443	1,091,182	1,102,040

Total Assets	$34,979,299	$35,329,019	$35,665,909

Liabilities and Shareholders’ Equity Liabilities
Deposits	$24,585,893	$25,047,770	$24,555,163
Short-term borrowings	1,577,732	1,676,189	1,687,536
Federal Home Loan Bank advances	1,197,411	996,821	1,658,486
Other long-term debt	2,173,818	2,229,140	2,035,576
Subordinated notes	1,280,870	1,286,657	1,283,359
Deferred federal income tax liability	396,005	443,921	685,559
Accrued expenses and other liabilities	716,210	634,195	680,050

Total Liabilities	31,927,939	32,314,693	32,585,729

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	---
Common stock — without par value; authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 235,713,500; 235,474,366 and 245,183,441 shares, respectively	2,563,426	2,560,569	2,548,185
Less 22,152,755; 22,391,889 and 12,682,814 treasury shares at cost, respectively	(501,578)	(506,946)	(273,120)
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on investment securities	11,562	14,254	(52,710)
Unrealized gains on cash flow hedging derivatives	12,901	17,008	24,559
Pension and other postretirement benefit adjustments	(83,972)	(86,328)	(3,283)
Retained earnings	1,049,021	1,015,769	836,549

Total Shareholders’ Equity	3,051,360	3,014,326	3,080,180

Total Liabilities and Shareholders’ Equity	$34,979,299	$35,329,019	$35,665,909

     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006

Interest and fee income
Loans and leases
Taxable	$461,141	$399,346
Tax-exempt	471	509
Investment securities
Taxable	55,115	52,108
Tax-exempt	6,093	5,712
Other	12,129	7,112

Total interest income	534,949	464,787

Interest expenses
Deposits	196,723	148,314
Short-term borrowings	19,837	14,665
Federal Home Loan Bank advances	12,510	14,488
Subordinated notes and other long-term debt	50,324	43,640

Total interest expense	279,394	221,107

Net interest income	255,555	243,680
Provision for credit losses	29,406	19,540

Net interest income after provision for credit losses	226,149	224,140

Service charges on deposit accounts	44,793	41,222
Trust services	25,894	21,278
Brokerage and insurance income	16,082	15,193
Other service charges and fees	13,208	11,509
Bank owned life insurance income	10,851	10,242
Mortgage banking income	9,351	13,194
Gains on sales of automobile loans	1,144	448
Securities gains (losses)	104	(20)
Other income	23,750	46,468

Total non-interest income	145,177	159,534

Personnel costs	134,639	131,557
Outside data processing and other services	21,814	19,851
Net occupancy	19,908	17,966
Equipment	18,219	16,503
Marketing	7,696	7,301
Professional services	6,482	5,365
Telecommunications	4,126	4,825
Printing and supplies	3,242	3,074
Amortization of intangibles	2,520	1,075
Other expense	23,426	30,898

Total non-interest expense	242,072	238,415

Income before income taxes	129,254	145,259
Provision for income taxes	33,528	40,803

Net income	$95,726	$104,456

Average common shares — basic	235,586	230,968
Average common shares — diluted	238,754	234,363

Per common share
Net income — basic	$0.41	$0.45
Net income — diluted	0.40	0.45
Cash dividends declared	0.265	0.250
     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

							Accumulated
							Other
	Preferred Stock		Common Stock		Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Income (Loss)	Earnings	Total

Three Months Ended March 31, 2006:
Balance, beginning of period	—	$—	257,866	$2,491,326	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income								104,456	104,456
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized losses, net of tax of ($9,857).							(18,694)		(18,694)
Unrealized gains on cash flow hedging derivatives, net of tax of $5,036.							9,353		9,353

Total comprehensive income									95,115

Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521								12,110	12,110
Cash dividends declared ($0.25 per share)								(61,861)	(61,861)
Shares issued pursuant to acquisition				53,366	25,350	522,390			575,756
Recognition of the fair value of share-based compensation				4,273					4,273
Treasury shares purchased					(4,831)	(113,326)			(113,326)
Stock options exercised				(782)	569	11,671			10,889
Other				2	(11)	(279)			(277)

Balance, end of period	—	—	257,866	2,548,185	(12,683)	(273,120)	(31,434)	836,549	3,080,180

Three Months Ended March 31, 2007:
Balance, beginning of period	—	—	257,866	2,560,569	(22,392)	(506,946)	(55,066)	1,015,769	3,014,326
Comprehensive Income:
Net income								95,726	95,726
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($1,255)							(2,692)		(2,692)
Unrealized losses on cash flow hedging derivatives, net of tax of ($2,211)							(4,107)		(4,107)
Pension and other postretirement benefit adjustments:
Net actuarial loss, net of tax of ($1,101)							2,045		2,045
Prior service costs, net of tax of ($70)							131		131
Transition obligation, net of tax of ($97)							180		180

Total comprehensive income									91,283

Cash dividends declared ($0.265 per share)								(62,474)	(62,474)
Recognition of the fair value of share-based compensation				3,940					3,940
Stock options exercised				(1,008)	238	5,355			4,347
Other				(75)	1	13			(62)

Balance, end of period	—	$—	257,866	$2,563,426	(22,153)	$(501,578)	$(59,509)	$1,049,021	$3,051,360

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the three months ended March 31, 2007 and 2006, the reclassification adjustments were $104, net of tax of ($36), and ($20), net of tax of $7, respectively.
     See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Operating activities
Net income	$95,726	$104,456
Adjustments to reconcile net income to net cash provided by operating activites:
Provision for credit losses	29,406	19,540
Depreciation and amortization	21,226	31,614
Increase in accrued income taxes	134,384	49,020
Deferred income tax benefit	(46,708)	(59,449)
Increase in trading account securities	(40,575)	(23,845)
Originations of loans held for sale	(600,113)	(616,943)
Principal payments on and proceeds from loans held for sale	584,561	600,149
Other, net	3,024	(79,288)

Net cash provided by operating activities	180,931	25,254

Investing activities
(Increase) decrease in interest bearing deposits in banks	(26,248)	2,283
Net cash received in acquisitions	—	66,507
Proceeds from:
Maturities and calls of investment securities	118,718	110,777
Sales of investment securities	426,156	61,687
Purchases of investment securities	(21,620)	(462,392)
Proceeds from sales of loans	108,698	—
Net loan and lease originations, excluding sales	(240,481)	(28,721)
Proceeds from sale of operating lease assets	12,323	47,952
Purchases of premises and equipment	(18,563)	(7,476)
Other, net	2,857	(4,589)

Net cash provided by (used for) investing activities	361,840	(213,972)

Financing activities
(Decrease) increase in deposits	(464,425)	449,778
Decrease in short-term borrowings	(98,457)	(280,864)
Proceeds from issuance of subordinated notes	—	250,000
Proceeds from Federal Home Loan Bank advances	200,600	1,407,050
Maturity of Federal Home Loan Bank advances	(10)	(1,007,161)
Maturity of long-term debt	(70,023)	(380,390)
Dividends paid on common stock	(61,540)	(41,678)
Repurchases of common stock	—	(113,326)
Other, net	(456)	10,889

Net cash (used for) provided by financing activities	(494,311)	294,298

Increase in cash and cash equivalents	48,460	105,580
Cash and cash equivalents at beginning of period	1,520,747	1,040,776

Cash and cash equivalents at end of period	$1,569,207	$1,146,356

Supplemental disclosures:
Income taxes paid	$238	$45,874
Interest paid	294,617	212,279
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	48,205	49,060
Common stock and stock options issued for purchase acquisition	—	575,756
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2006 Annual Report on Form 10-K, (2006 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the 2007 presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 – New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (Statement No. 158) – In September 2006, the FASB issued Statement No. 158, as an amendment to FASB Statements No. 87, 88, 106, and 132R. Statement No. 158 requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses, and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and were effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. Currently, Huntington utilizes a measurement date of September 30th. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of its pension asset by $125.1 million, and decreased accumulated other comprehensive income by $83.0 million, net of taxes.
FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. Huntington adopted FIN 48 on January 1, 2007. Huntington recognizes the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The impact of this new pronouncement was not material to Huntington’s financial statements (See Note 9).
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact this Statement will have on its consolidated financial statements.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) – In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this Statement will have on its financial statements.

Note 3 – Pending Acquisition of Sky Financial Group, Inc.
     On December 20, 2006, Huntington announced the signing of a definitive agreement to acquire Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction expected to be valued at approximately $3.5 billion. Sky Financial is a $17.6 billion diversified financial holding company with over 330 banking offices and over 400 ATMs. Sky Financial serves communities in Ohio, Pennsylvania, Indiana, Michigan, and West Virginia. Sky Financial’s affiliates include: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.
     Under the terms of the agreement, Sky Financial shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial common stock. The merger was unanimously approved by both boards and is expected to close in the third quarter of 2007, pending customary regulatory approvals, as well as approval by both companies’ shareholders.
Note 4 – Goodwill and Other Intangible Assets
     Goodwill by line of business as of March 31, 2007, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2007	$535,855	$—	$35,021	$—	$570,876
Adjustments	209	—	(1,306)	—	(1,097)

Balance, March 31, 2007	$536,064	$—	$33,715	$—	$569,779

     The change in goodwill for the three months ended March 31, 2007, primarily relates to purchase accounting adjustments from the December 31, 2006 acquisition of Unified Fund Services, Inc. and Unified Financial Securities, Inc. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at September 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     At March 31, 2007, December 31, 2006 and March 31, 2006, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
March 31, 2007
Leasehold purchased	$23,655	$(19,835)	$3,820
Core deposit intangible	45,000	(9,378)	35,622
Borrower relationship	6,570	(593)	5,977
Trust customers	11,430	(1,056)	10,374
Other	1,819	(447)	1,372

Total other intangible assets	$88,474	$(31,309)	$57,165

December 31, 2006
Leasehold purchased	$23,655	$(19,631)	$4,024
Core deposit intangible	45,000	(7,525)	37,475
Borrower relationship	6,570	(456)	6,114
Trust customers	11,430	(796)	10,634
Other	1,622	(382)	1,240

Total other intangible assets	$88,277	$(28,790)	$59,487

March 31, 2006
Leasehold purchased	$23,655	$(19,019)	$4,636
Core deposit intangible	45,000	(753)	44,247
Trust customers	11,430	(94)	11,336
Other	382	(38)	344

Total other intangible assets	$80,467	$(19,904)	$60,563

     Amortization expense of other intangible assets for the three months ended March 31, 2007, and 2006, was $2.5 million and $1.1 million, respectively.
     The estimated amortization expense of other intangible assets for the remainder of 2007 and the next five annual years are as follows:

Amortization
(in thousands)	Expense

Fiscal year:
2007	$7,557
2008	8,888
2009	7,957
2010	7,132
2011	6,333
2012	4,966
Note 5 – Loan Sales and Securitizations
Automobile loans
     Huntington sold $141.3 million and $169.8 million of automobile loans in the first quarter of 2007 and 2006, resulting in pre-tax gains of $1.1 million and $0.4 million, respectively.
     Automobile loan servicing rights are acccounted for under the amortization provision of FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is payoff rates of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would be impaired.
     Changes in the carrying value of automobile loan servicing rights for the three months ended March 31, 2007 and 2006, and the fair value at the end of each period were as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Carrying value, beginning of period	$7,916	$10,805
New servicing assets	1,026	998
Amortization	(1,756)	(2,193)
Impairment charges	—	—

Carrying value, end of period	$7,186	$9,610

Fair value, end of period	$8,153	$11,086

     Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% and other ancillary fees of approximately 0.40% to 0.45% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.0 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.
Residential Mortgage Loans
     During the first quarter of 2007, Huntington sold $108.7 million of residential mortgage loans held for investment, resulting in a net pre-tax gain of $0.6 million. There were no sales of residential mortgage loans held for investment in the first quarter of 2006.

     A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained.
     At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used at the time to estimate the fair value of the total MSR portfolio. The same risk management practices are applied to all MSRs and, accordingly, all MSRs are identified as a single asset class. Subsequent to initial capitalization, MSR assets are carried at fair value and are included in other assets. Any increase or decrease in fair value during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated income statement.
     The following table is a summary of the changes in MSR fair value during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Fair value, beginning of period	$131,104	109,890
New servicing assets created	8,436	5,777
Servicing assets acquired	—	1,909
Change in fair value during the period due to:
Time decay (1)	(1,076)	(923)
Payoffs (2)	(2,562)	(2,609)
Changes in valuation inputs or assumptions (3)	(1,057)	9,213

Fair value, end of period	$134,845	$123,257

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.
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
     A summary of key assumptions and the sensitivity of the MSR value at March 31, 2007 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	13.19%	$(6,329)	$(12,088)
Discount rate	9.40	(4,890)	(9,440)
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
     Below is a summary of servicing fee income, a component of mortgage banking income, earned during the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(in thousands)	2007	2006

Servicing fees	$6,820	$5,925
Late fees	708	610
Ancillary fees	255	252

Total fee income	$7,783	$6,787

Note 6 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at March 31, 2007, December 31, 2006, and March 31, 2006:

	March 31, 2007		December 31, 2006		March 31, 2006
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$130	$129	$800	$800	$—	$—
1-5 years	648	650	1,046	1,056	21,253	20,466
6-10 years	—	—	—	—	2,946	3,014
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	778	779	1,846	1,856	24,199	23,480

Federal agencies
Mortgage backed securities
Under 1 year	2,249	2,248	1,848	1,847	—	—
1-5 years	11,361	11,432	9,560	9,608	29,853	28,698
6-10 years	3,455	3,460	4,353	4,355	—	—
Over 10 years	1,222,972	1,230,560	1,261,423	1,265,651	1,244,278	1,197,187

Total mortgage-backed Federal agencies	1,240,037	1,247,700	1,277,184	1,281,461	1,274,131	1,225,885

Other agencies
Under 1 year	—	—	—	—	45,099	44,247
1-5 years	149,324	149,628	149,819	149,853	252,770	241,958
6-10 years	—	—	98	96	51,048	47,467
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	149,324	149,628	149,917	149,949	348,917	333,672

Total Federal agencies	1,389,361	1,397,328	1,427,101	1,431,410	1,623,048	1,559,557

Municipal securities
Under 1 year	42	42	42	42	65	65
1-5 years	9,726	9,734	10,553	10,588	145	145
6-10 years	164,760	164,160	165,624	165,229	154,741	151,982
Over 10 years	407,244	411,275	410,248	415,564	393,470	390,206

Total municipal securities	581,772	585,211	586,467	591,423	548,421	542,398

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	551,070	556,342	586,088	590,062	663,447	651,017

Total private label CMO	551,070	556,342	586,088	590,062	663,447	651,017

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,019	30,000	30,056	30,503	30,445
6-10 years	—	—	—	—	—	—
Over 10 years	987,045	987,849	1,544,572	1,552,748	2,071,020	2,071,735

Total asset backed securities	1,017,045	1,017,868	1,574,572	1,582,804	2,101,523	2,102,180

Other
Under 1 year	6,500	6,487	4,800	4,784	2,400	2,400
1-5 years	4,146	4,133	2,750	2,706	9,800	9,808
6-10 years	642	644	—	—	1,252	1,186
Over 10 years	44	86	44	86	44	43
Non-marketable equity securities	150,754	150,754	150,754	150,754	136,123	136,123
Marketable equity securities	4,698	5,044	6,481	7,039	5,271	6,167

Total other	166,784	167,148	164,829	165,369	154,890	155,727

Total investment securities	$3,706,810	$3,724,676	$4,340,903	$4,362,924	$5,115,528	$5,034,359

Duration in years (1)		3.2		3.2		2.8

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     At March 31, 2007, non marketable equity securities includes $123.0 million of stock of the Federal Home Loan Bank of Cincinnati and $27.8 million of stock of the Federal Reserve Bank.
     For the three months ended March 31, 2007, gross gains from sales of securities totaled $5.0 million and gross losses totaled $4.9 million. Gross losses for the three months ended March 31, 2007 included $3.3 million of impairment losses on certain securities backed by mortgage loans to borrowers with low FICO scores. Including impairment recognized in the forth quarter of 2006, at March 31, 2007, these securities had a carrying value of $14.8 million. Gross gains and losses from the sales of securities were not material for the three months ended March 31, 2006.
     As of March 31, 2007, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were caused by interest rate increases. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at March 31, 2007.
Note 7 – Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued upon exercise of outstanding stock options, the vesting of restricted stock units, and the distribution of shares from deferred compensation plans. The calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006

Net income	$95,726	$104,456
Average common shares outstanding	235,586	230,968
Dilutive potential common shares	3,168	3,395

Diluted average common shares outstanding	238,754	234,363

Earnings per share
Basic	$0.41	$0.45
Diluted	0.40	0.45
     Options to purchase 6.9 million and 5.7 million shares during the three months ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $25.21 per share and $25.68 per share for the three months ended March 31, 2007 and 2006, respectively.
Note 8 – Share-based Compensation
     Huntington sponsors nonqualified and incentive share-based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Stock options are granted at the market price on the date of the grant. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted beginning in May 2004 have a maximum term of seven years.
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
     Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 24.8 million shares of common stock authorized for issuance under the plans at March 31, 2007, 20.9 million were outstanding and 3.9 million were available for future grants.

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

	Three Months Ended
	March 31,
	2007	2006

Assumptions
Risk-free interest rate	4.57%	4.47%
Expected dividend yield	4.45	4.32
Expected volatility of Huntington’s common stock	21.1	22.2
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$3.75	$4.33
     Huntington’s stock option activity and related information for the three months ended March 31, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2007	20,573	$21.36
Granted	18	23.71
Exercised	(316)	17.38
Forfeited/expired	(179)	22.33

Outstanding at March 31, 2007	20,096	$21.41	4.6	$35,071

Exercisable at March 31, 2007	14,308	$20.79	4.3	$32,608

     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006, was $1.9 million and $4.5 million, respectively.
     Cash received from the exercise of options for the three months ended March 31, 2007 and 2006 was $3.9 million and $9.4 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.9 million for both the three months ended March 31, 2007 and 2006.
     Huntington issues shares to fulfill stock option exercises and restricted stock units from available shares held in treasury. At March 31, 2007, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2007.
     The following table summarizes the status of Huntington’s restricted stock units as of March 31, 2007 and activity for the three months ended March 31, 2007:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share

Nonvested at January 1, 2007	468	$23.37
Granted	4	23.70
Vested	(5)	23.34
Forfeited	(7)	23.34

Nonvested at March 31, 2007	460	$23.38

     As of March 31, 2007, the total compensation cost related to restricted stock units not yet recognized was $7.9 million with a weighted-average expense recognition period of 2.3 years. The total fair value of restricted stock units vested during the three months ended March 31, 2007, was $0.1 million.
Note 9 – Income Taxes
     The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been resolved through 2003. Various state and city jurisdictions remain open to examination for tax years 2000 and forward.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits.
     The Company recognizes interest and penalties on income tax assessments or income tax refunds in the financial statements as a component of its provision for income taxes.
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
     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2007	2006	2007	2006
Service cost	$4,445	$4,309	$374	$337
Interest cost	5,967	5,539	667	565
Expected return on plan assets	(9,120)	(8,220)	—	—
Amortization of transition asset	1	—	276	276
Amortization of prior service cost	1	1	142	95
Settlements	1,000	1,000	—	—
Recognized net actuarial loss (gain)	3,115	4,377	(81)	(181)
				-
Benefit expense	$5,409	$7,006	$1,378	$1,092

     There is no required minimum contribution for 2007 to the Plan.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.8 million and $0.7 million for the three-month periods ended March 31, 2007 and 2006, respectively.
     Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions dollar for dollar, up to the first 3% of base pay contributed to the plan. The match is 50 cents for each dollar on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $2.8 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively.

Note 11 – Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at March 31, 2007, December 31, 2006, and March 31, 2006, were as follows:

	March 31,	December 31,	March 31,
(in millions)	2007	2006	2006

Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,385	$4,416	$3,295
Consumer	3,482	3,374	3,410
Commercial real estate	1,664	1,645	1,648
Standby letters of credit	1,197	1,156	1,095
Commercial letters of credit	38	54	43
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.3 million, $4.3 million, and $5.3 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At March 31, 2007, December 31, 2006, and March 31, 2006, Huntington had commitments to sell residential real estate loans of $373.7 million, $319.9 million, and $406.3 million, respectively. These contracts mature in less than one year.
     During the 2005 second quarter, Huntington entered into a two-year agreement to sell a portion of its monthly automobile loan production at the cost of such loans, subject to certain limitations, provided the production meets certain pricing, asset quality, and volume parameters. At March 31, 2007, approximately $61.8 million of automobile loans related to this commitment were classified as held for sale.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 12 – Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
     The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at March 31, 2007, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands)	Hedges	Hedges	Total

Instruments associated with:
Deposits	$625,000	$315,000	$940,000
Federal Home Loan Bank advances	—	525,000	525,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at March 31, 2007	$1,425,000	$840,000	$2,265,000

     The following table presents additional information about the interest rate swaps used in Huntington’s Asset and Liability Management activities at March 31, 2007:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps
Receive fixed — generic	$810,000	9.4	$3,685	5.29%	5.57%
Receive fixed — callable	615,000	6.3	(10,912)	4.64	5.26
Pay fixed — generic	840,000	2.2	(2,057)	5.33	4.98

Total liability conversion swaps	$2,265,000	5.9	$(9,284)	5.13%	5.27%

     Interest rate caps used in Huntington’s Asset and Liability Management activities at March 31, 2007, are shown in the table below:

		Average
	Notional	Maturity	Fair	Weighted-Average
(in thousands )	Value	(years)	Value	Strike Rate

Interest rate caps - purchased	$500,000	1.8	$1,205	5.50%

     These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an increase to net interest income of $0.4 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At March 31, 2007, December 31, 2006 and March 31, 2006, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $23.6 million, $42.6 million and $21.3 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.

Derivatives Used in Mortgage Banking Activities
     The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities:

	March 31,	December 31,	March 31,
(in thousands)	2007	2006	2006

Derivative assets:
Interest rate lock agreements	$383	$236	$250
Forward trades and options	854	1176	3,053

Total derivative assets	1,237	1,412	3,303

Derivative liabilities:
Interest rate lock agreements	(808)	(838)	(1,650)
Forward trades and options	(417)	(699)	(32)

Total derivative liabilities	(1,225)	(1,537)	(1,682)

Net derivative (liability) asset	$12	$(125)	$1,621

Derivatives Used in Trading Activities
     Various derivative financial instruments are offered to enable customers to meet their financing and investing objectives and for their risk management purposes. Derivative financial instruments used in trading activities consisted predominantly of interest rate swaps, but also included interest rate caps, floors, and futures, as well as foreign exchange options. Interest rate options grant the option holder the right to buy or sell an underlying financial instrument for a predetermined price before the contract expires. Interest rate futures are commitments to either purchase or sell a financial instrument at a future date for a specified price or yield and may be settled in cash or through delivery of the underlying financial instrument. Interest rate caps and floors are option-based contracts that entitle the buyer to receive cash payments based on the difference between a designated reference rate and a strike price, applied to a notional amount. Written options, primarily caps, expose Huntington to market risk but not credit risk. Purchased options contain both credit and market risk. The interest rate risk of these customer derivatives is mitigated by entering into similar derivatives having offsetting terms with other counterparties.
     Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $3.4 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $4.9 billion, $4.6 billion, and $4.3 billion at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $57.9 million, $40.0 million, and $56.2 million at the same dates.
     Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at March 31, 2007, was $2.1 billion. The total notional amount corresponds to trading assets with a fair value of $1.7 million and trading liabilities with a fair value of $1.4 million. Total losses for the three months ended March 31, 2007 and 2006 were $0.5 million and $4.3 million, respectively.
     In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.6 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.6 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

Note 13 – Shareholders’ Equity
Share Repurchase Program:
     On April 20, 2006, the Company announced that its board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The 2006 Repurchase Program does not have an expiration date. The 2006 Repurchase Program cancelled and replaced the prior share repurchase program, authorized by the board of directors in 2005. The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three months ended March 31, 2007. At the end of the period, 3,850,000 shares may be purchased under the 2006 Repurchase Program.
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
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers located in eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 375 branches, over 1,000 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these five states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 57% and 77% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,500 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Georgia, New Jersey, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases, finances the dealerships’ new and used vehicle inventories, dealership real estate, or dealer working capital needs, and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
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

Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities and bank owned life insurance. The net interest income/(expense) of this segment includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments, as well as any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative and other miscellaneous expenses not allocated to other business segments. This segment also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.
Use of Operating Earnings to Measure Segment Performance
     Management uses earnings on an operating basis, rather than on a GAAP (reported) basis, to measure underlying performance trends for each business segment. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities. For the three months ended March 31, 2007 and 2006, operating earnings were the same as reported GAAP.
     Listed below are certain financial results by line of business. For the three months ended March 31, 2007 and 2006, operating earnings were the same as reported earnings.

	Three Months Ended March 31,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

2007
Net interest income	$215,060	$31,641	$19,177	$(10,323)	$255,555
Provision for credit losses	(22,456)	(7,745)	795	—	(29,406)
Non-interest income	86,482	13,181	36,713	8,801	145,177
Non-interest expense	(162,902)	(19,587)	(40,232)	(19,351)	(242,072)
Income taxes	(33,171)	(4,993)	(4,697)	9,333	(33,528)

Operating / reported net income	$83,013	$12,497	$11,756	$(11,540)	$95,726

2006
Net interest income	$208,080	$34,831	$17,569	$(16,800)	$243,680
Provision for credit losses	(10,390)	(7,762)	(1,388)	—	(19,540)
Non-interest income	77,792	26,992	40,894	13,856	159,534
Non-interest expense	(142,148)	(31,780)	(30,711)	(33,776)	(238,415)
Income taxes	(46,667)	(7,798)	(9,227)	22,889	(40,803)

Operating / reported net income	$86,667	$14,483	$17,137	$(13,831)	$104,456

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions)	2007	2006	2006	2007	2006	2006

Regional Banking	$21,154	$20,933	$20,769	$20,637	$20,231	$20,233
Dealer Sales	5,173	5,003	5,467	55	59	64
PFCMG	2,236	2,153	2,090	1,172	1,162	1,177
Treasury / Other	6,416	7,240	7,340	2,722	3,596	3,081

Total	$34,979	$35,329	$35,666	$24,586	$25,048	$24,555

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, reinsure private mortgage insurance; reinsure credit life and disability insurance; and other insurance and financial products and services. Our banking offices are located in Ohio, Michigan, West Virginia, Indiana, and Kentucky. Certain activities are also conducted in Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, and Vermont. We have a foreign office in the Cayman Islands and another in Hong Kong. The Huntington National Bank (the Bank), organized in 1866, is our only bank subsidiary.
     The following discussion and analysis provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in our 2006 Annual Report on Form 10-K (2006 Form 10-K), as updated by the information contained in this report, should be read in conjunction with these interim MD&A.
     You should note the following discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors and bank regulatory agreements. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Items Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion – Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
Forward-Looking Statements
     This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These include descriptions of products or services, plans or objectives for future operations, including statements about the benefits of any proposed or approved acquisitions, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the businesses of Huntington and that of any pending or approved acquisition may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the acquisition may not be fully realized within the expected timeframes; disruption from the acquisition may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the acquisition may not be obtained on the proposed terms and schedule; if required by the acquisition, Huntington and/or the stockholders of the company of any pending or approved acquisition may not approve the merger; changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and other factors described in Item 1A of Huntington’s 2006 Annual Report on Form 10-K, the corresponding annual report on Form 10-K of any pending or approved acquisition, and other factors described from time to time in Huntington’s, or any pending or approved acquisition’s, other filings with the Securities and Exchange Commission.
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
Risk Factors
     We, like other financial companies, are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that we and / or the Bank will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. (More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.)
Critical Accounting Policies and Use of Significant Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
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
Pending Acquisition of Sky Financial
     On December 20, 2006, we announced the signing of a definitive agreement to acquire Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction expected to be valued at approximately $3.5 billion. As of March 31, 2007, Sky Financial was a $17.6 billion diversified financial holding company with over 330 financial centers and over 400 ATMs. Sky Financial serves communities in Ohio, Pennsylvania, Indiana, Michigan and West Virginia. Sky Financial’s financial service affiliates include: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.
     Under the terms of the agreement, Sky Financial shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial common stock. The merger was unanimously approved by both boards and is expected to close in the third quarter of 2007, pending customary regulatory approvals, as well as approval by both companies’ shareholders.

DISCUSSION OF RESULTS OF OPERATIONS
          This section provides a review of financial performance from a consolidated perspective. It also includes a Significant Items Influencing Financial Performance Comparisons section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed in this section. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, this section should be read in conjunction with the Lines of Business Discussion.
          Certain components of the Income Statement are naturally subject to more volatility than others. As a result, such items may be viewed differently in comparing actual performance to expectations and/or any implications resulting from an assessment of future performance trends. Therefore, we believe the disclosure of certain “Significant Items” in current and prior period results aids in better understanding corporate performance. The decision of whether to include or exclude these items from an analysis of performance is subjective.
          To this end, we have adopted a practice of listing as “Significant Items” in our external disclosure documents (e.g., earnings press releases, investor presentations, Forms 10-Q and 10-K) individual and/or particularly volatile items that impact the current period results by $0.01 per share or more. (The one exception is the provision for credit losses discussed below). Such “Significant Items” generally fall within one of two categories: timing differences and other items.
Timing Differences
          Some of our regular business activities are volatile by nature; e.g., capital markets income, gains and losses on the sale of loans, etc. While such items may generally be expected to occur within a full-year reporting period, they may vary significantly from period to period. Such items are also typically a component of an Income Statement line item and not, therefore, readily discernable.
Other Items
          From time to time, an event or transaction might significantly impact revenues, expenses or taxes in a particular reporting period that are judged to be one-time, short-term in nature, and/or materially outside typically expected performance. Examples would be (1) merger-related integration costs as they typically impact expenses for only a few quarters during the period of transition; e.g., restructuring charges, asset valuation adjustments, etc.; (2) changes in an accounting principle; (3) one-time tax assessments/refunds; (4) a large gain/loss on the sale of an asset; (5) outsized commercial loan net charge-off related to fraud; etc.
Provision for Credit Losses
          While the provision for credit losses may vary significantly between periods, we exclude it from the list of “Significant Items.”
          The provision for credit losses is always an assumption in expectations of earnings and there is apparent agreement among analysts that provision expense is included in the definition of “underlying” or “core” earnings unlike “timing differences” or “other items.” In addition, provision for credit losses is an individual Income Statement line item so its value is easily known and, except in very rare situations, the amount in any reporting period always exceeds $0.01 per share. In addition, the factors influencing the level of provision for credit losses receive detailed additional disclosure and analysis so that information is readily available to understand the underlying factors that result in the reported provision for credit losses amount.
          In addition, provision for credit losses trends usually increase/decrease in a somewhat orderly pattern in conjunction with credit quality cycle changes; i.e., as credit quality improves provision expense generally declines and vice versa. While they may have differing views regarding magnitude and/or trends in provision expense, every analyst and most investors incorporate a provision expense estimate in their financial performance estimates.
Other Exclusions
          “Significant Items” for any particular period are not intended to be a complete list of items that may significantly impact future periods. A number of factors, including those described in Huntington’s 2006 Annual Report on Form 10-K and

other factors described from time to time in Huntington’s other filings with the Securities and Exchange Commission, could significantly impact future periods.
Summary
     Earnings comparisons of 2007 first quarter performance with that of the 2006 first and fourth quarters were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific strategies or changes in accounting practices. Understanding the nature and implications of these factors on financial results is important in understanding our income statement, balance sheet, and credit quality trends and the comparison of the current quarter performance with that of previous quarters. The key factors impacting the current reporting period comparisons are more fully described in the Significant Items Influencing Financial Performance Comparisons section, which follows this summary discussion of results.
2007 First Quarter versus 2006 First Quarter
     Net income for the first quarter of 2007 was $95.7 million, or $0.40 per common share, compared with $104.5 million, or $0.45 per common share, in the year-ago quarter. This $8.7 million decrease in net income primarily reflected the negative impacts of:
•	$14.4 million, or 9% decline in total non-interest income. Items contributing to the decline included (1) a $14.2 million decline in automobile operating lease income as that portfolio continued to run off, (2) an $8.5 million loss on equity investments in the current period, and (3) a decline in mortgage banking income primarily related to the negative impact of a mortgage servicing rights (MSR) valuation adjustment. These negative impacts were partially offset by higher trust services income, service charges on deposit accounts, and other service charges and fees. The Unizan merger contributed $4.8 million of growth to non-interest income. (See Non-interest Income discussion for details.)

•	$9.9 million, or 51%, increase in provision for credit losses, reflecting a higher allowance for credit losses for both an absolute and relative basis. This was due to softness in the residential and commercial real estate markets as reflected in higher levels of “watch list” credits. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$3.7 million, or 2%, increase in total non-interest expense. This reflected higher personnel, outside data processing and other service expenses, net occupancy, equipment, amortization of intangibles, and professional services expense, partially offset by a $7.5 million decline in other expense, including a $10.6 million decline in automobile operating lease expense. The Unizan merger contributed $11.5 million to the increase in total non-interest expense. (See Non-interest Expense discussion for details.)
Partially offset by:
•	$11.9 million, or 5%, increase in net interest income. This reflected the benefit of $1.1 billion, or 4%, growth in average earning assets ($1.3 billion, or 5%, in average total loans and leases), and a 4 basis point increase in the net interest margin to 3.36% from 3.32% in the year-ago quarter. The Unizan merger added an estimated $11.8 million to net interest income with the addition of $1.1 billion in loans and leases. (See Net Interest Income discussion for details.)

•	$7.3 million reduction in federal income tax expense, primarily due to an increase in tax-exempt income and general business credits, as well as a decrease in pre-tax earnings. (See Provision for Income Taxes discussion for details.)
     The return on average assets (ROA) and return on average equity (ROE) in the 2007 first quarter were 1.11% and 12.9%, respectively, compared with 1.26% and 15.5%, respectively, in the year-ago quarter (see Table 1).
2007 First Quarter versus 2006 Fourth Quarter
     Net income for the first quarter of 2007 was $95.7 million, or $0.40 per common share, compared with $87.7 million, or $0.37 per common share, in the prior quarter. This $8.0 million increase in net income primarily reflected the positive impacts of:

•	$25.7 million, or 10%, reduction in total non-interest expense, reflecting higher 2006 fourth quarter other expense due to that quarter’s contribution to the Huntington Foundation, higher residual value losses on automobile leases, costs associated with the restructuring of FHLB advances; and a decrease in current quarter personnel and professional services costs; partially offset by higher current quarter net occupancy, marketing, and outside data processing and other services expense. (See Non-interest Expense discussion for details.)

•	$4.6 million, or 3%, increase in total non-interest income reflecting the positive impact of a $15.9 million positive change in securities gains (losses) as the fourth quarter included $15.8 million of securities losses associated with that quarter’s balance sheet restructuring; and increases in mortgage banking, trust services, and brokerage and insurance income; partially offset by a $14.0 million decline in other income, including the current quarter’s equity investment loss compared with a gain on the sale of MasterCard® stock in the fourth quarter; and a seasonal decline in service charges on deposit accounts. (See Non-interest Income discussion for details.)
Partially offset by:
•	$13.7 million, or 9%, increase in provision for credit losses, reflecting a higher allowance for credit losses for both an absolute and relative basis. This was due to softness in the residential and commercial real estate markets as reflected in higher levels of “watch list” credits. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$6.2 million, or 2%, increase in federal income tax expense, primarily due to lower pre-tax earnings in 2006. (See Provision for Income Taxes discussion for details.)

•	$2.4 million, or 1%, decline in net interest income. This primarily reflected a decline in average earning assets, primarily in average investment securities and average total consumer loans, partially offset by the positive impact of an 8 basis point increase in the net interest margin to 3.36%. (See Net Interest Income discussion for details.)
          The ROA and ROE in the 2007 first quarter were 1.11% and 12.9%, respectively, compared with 0.98% and 11.3%, respectively, in the 2006 fourth quarter (see Table 1).

Table 1 — Selected Quarterly Income Statement Data (1)

	2007	2006
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Interest income	$534,949	$544,841	$538,988	$521,903	$464,787
Interest expense	279,394	286,852	283,675	259,708	221,107

Net interest income	255,555	257,989	255,313	262,195	243,680
Provision for credit losses	29,406	15,744	14,162	15,745	19,540

Net interest income after provision for credit losses	226,149	242,245	241,151	246,450	224,140

Service charges on deposit accounts	44,793	48,548	48,718	47,225	41,222
Trust services	25,894	23,511	22,490	22,676	21,278
Brokerage and insurance income	16,082	14,600	14,697	14,345	15,193
Other service charges and fees	13,208	13,784	12,989	13,072	11,509
Bank owned life insurance income	10,851	10,804	12,125	10,604	10,242
Mortgage banking (loss) income	9,351	6,169	8,512	13,616	13,194
Gains on sales of automobile loans	1,144	1,252	863	532	448
Securities (losses) gains	104	(15,804)	(57,332)	(35)	(20)
Other income (2)	23,750	37,742	34,848	40,984	46,468

Total non-interest income	145,177	140,606	97,910	163,019	159,534

Personnel costs	134,639	137,944	133,823	137,904	131,557
Outside data processing and other services	21,814	20,695	18,664	19,569	19,851
Net occupancy	19,908	17,279	18,109	17,927	17,966
Equipment	18,219	18,151	17,249	18,009	16,503
Marketing	7,696	6,207	7,846	10,374	7,301
Professional services	6,482	8,958	6,438	6,292	5,365
Telecommunications	4,126	4,619	4,818	4,990	4,825
Printing and supplies	3,242	3,610	3,416	3,764	3,074
Amortization of intangibles	2,520	2,993	2,902	2,992	1,075
Other expense (2)	23,426	47,334	29,165	30,538	30,898

Total non-interest expense	242,072	267,790	242,430	252,359	238,415

Income before income taxes	129,254	115,061	96,631	157,110	145,259
Provision (benefit) for income taxes (3)	33,528	27,346	(60,815)	45,506	40,803

Net income	$95,726	$87,715	$157,446	$111,604	$104,456

Average common shares — diluted	238,754	239,881	240,896	244,538	234,363

Per common share
Net income — diluted	$0.40	$0.37	$0.65	$0.46	$0.45
Cash dividends declared	0.265	0.250	0.250	0.250	0.250

Return on average total assets	1.11%	0.98%	1.75%	1.25%	1.26%
Return on average total shareholders’ equity	12.9	11.3	21.0	14.9	15.5
Return on average tangible shareholder’s equity (4)	16.5	14.5	27.1	19.3	18.0
Net interest margin (5)	3.36	3.28	3.22	3.34	3.32
Efficiency ratio (6)	59.2	63.3	57.8	58.1	58.3
Effective tax rate (3)	25.9	23.8	(62.9)	29.0	28.1

Revenue — fully taxable equivalent (FTE)
Net interest income	$255,555	$257,989	$255,313	$262,195	$243,680
FTE adjustment	4,047	4,115	4,090	3,984	3,836

Net interest income (5)	259,602	262,104	259,403	266,179	247,516
Non-interest income	145,177	140,606	97,910	163,019	159,534

Total revenue (5)	$404,779	$402,710	$357,313	$429,198	$407,050

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisions’ for additional discussion regarding these key factors.

(2)	Automobile operating lease income and expense is included in ‘Other Income’ and ‘Other Expense’, respectively.

(3)	The third-quarter of 2006 includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003.

(4)	Net income less expense (net of tax) for amortization of intangibles for the period divided by average tangible common shareholder’s equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average indentifiable intangible assets and goodwill.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Significant Items Influencing Financial Performance Comparisons
          Earnings comparisons from the beginning of 2006 through the first quarter of 2007 were impacted by a number of factors, reflecting specific strategies or changes in accounting practices. Those key factors are summarized below.
1.	Balance Sheet Restructuring. In third and fourth quarters of 2006, we utilized the excess capital resulting from the third quarter’s favorable resolution to certain federal income tax audits to restructure certain under-performing components of the balance sheet. Total securities losses as a result of these actions totaled $73.3 million. The refinancing of FHLB funding and the sale of mortgage loans resulted in total charges of $4.4 million, resulting in total balance sheet restructuring costs of $77.7 million ($0.21 per common share). Our actions impacted 2006 third and fourth quarter results as follows:
•	$57.5 million pre-tax ($0.16 per common share) negative impact in the 2006 third quarter from securities impairment. Subsequent to the end of the quarter, the company initiated a review of its investment securities portfolio. The objective of this review was to reposition the portfolio to optimize performance in light of changing economic conditions and other factors. A total of $2.1 billion of securities, primarily consisting of U.S. Treasury, agency securities, and mortgage-backed securities, as well as certain other asset-backed securities, were identified as other-than-temporarily impaired as a result of this review.

•	$20.2 million pre-tax ($13.1 million after tax or $0.05 per common share) negative impact in the 2006 fourth quarter related to costs associated with the completion of the balance sheet restructuring. This consisted of $9.0 million pretax of investment securities losses as well as $6.8 million of additional impairment on certain asset-backed securities not included in the third quarter restructuring, and $4.4 million pre-tax of other balance sheet restructuring expenses, most notably FHLB funding refinancing costs.
2.	Unizan Acquisition. The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans, and core deposits of $1.5 billion. Unizan results were only in consolidated results for a partial quarter in the 2006 first quarter, but fully impact all quarters thereafter. As a result, performance comparisons between 2007 first quarter and the 2006 first quarter periods are affected, as Unizan results were not in the prior period for a full quarter. In contrast, comparisons between the 2007 first and 2006 fourth quarter results are not affected given Unizan fully impacted both of these quarters. Comparisons of the 2007 first quarter compared with the 2006 first quarter reporting periods are impacted as follows:
•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $1.0 million in the 2006 first quarter, and a net cost recovery of $0.4 million in the 2006 fourth quarter.
          Given the impact of the merger on reported 2006 results, we believe that an understanding of the impacts of the merger is necessary to understand better underlying performance trends. When comparing post-merger period results to pre-merger periods, two terms relating to the impact of the Unizan merger on reported results are used:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent expenses associated with merger integration activities.
          An analysis reflecting the estimated impact of the Unizan merger on our reported average balance sheet and income statement can be found in Table 20 – Estimated Impact of Unizan Merger.
3.	Mortgage servicing rights (MSRs) and related hedging. MSR values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise.

Mortgage banking income reflected a $2.0 million pre-tax ($1.3 million after tax or $0.01 per common share) for the 2007 first quarter, and $2.5 million pre-tax ($1.6 million after tax or $0.01 per common share) for the 2006 fourth quarter due to the negative MSR mark-to-market impact, net of hedge-related trading activity.

Beginning in the first quarter 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140), which allowed us to carry MSRs at fair value. This resulted in a $5.1 million pre-tax ($0.01 per common share) positive impact in the 2006 first quarter. Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income. MSR assets are included in other assets (reference Tables 2, 5, and 6).

4.	Effective tax rate. For 2006, impacts included an $84.5 million ($0.35 per common share) reduction of federal income tax expense from the release of tax reserves as a result of the resolution of the federal income tax audit for 2002 and 2003, and the recognition of a federal tax loss carry back.

5.	Other significant items influencing earnings performance comparisons. In addition to other items discussed separately in this section, a number of other items impacted financial results. These included:

2007 — First Quarter
•	$8.5 million pre-tax ($5.5 million after tax or $0.02 per common share) in equity investment losses, resulting from investments in three hedge funds with a combined market value at March 31, 2007 of $25.9 million. These funds are invested in financial services-related companies, some of which are involved in sub-prime lending or related activities, and were particularly hard hit by declining equity values.

•	$1.9 million pre-tax ($1.2 million after tax or $0.01 per common share) negative impact due to litigation losses inherited from a bank acquired more than 9 years ago.
2006 — Fourth Quarter
•	$10.0 million pre-tax ($6.5 million after tax or $0.03 per common share) contribution to the Huntington Foundation.

•	$5.2 million pre-tax ($3.6 million after tax or $0.02 per common share) increase in automobile lease residual value losses. This increase reflected higher relative losses on vehicles sold at auction, most notably high-line imports and larger sport utility vehicles.

•	$4.5 million pre-tax ($2.9 million after tax or $0.01 per common share) in severance and consolidation expenses. This reflected severance-related expenses associated with a reduction of 75 Regional Banking staff positions, as well as costs associated with the retirements of a vice chairman and an executive vice president.

•	$3.3 million pre-tax ($2.1 million after tax or $0.01 per common share) in equity investment gains.

•	$2.6 million pre-tax ($1.7 million after tax or $0.01 per common share) gain related to the sale of MasterCard® stock.
2006 — First Quarter
•	$2.3 million pre-tax ($1.6 million after tax or $0.01 per common share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans. This adjustment reduced the year-ago net interest margin by 3 basis points.
Table 2 reflects the earnings impact of the above-mentioned significant items for periods affected by this Discussion of Results of Operations:

Table 2 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$95.7		$87.7		$104.5
Earnings per share, after tax		$0.40		$0.37		$0.45
Change from prior quarter — $		0.03		(0.28)		0.01
Change from prior quarter — %		8.1%		(43.1)%		2.3%

Change from a year-ago — $		$(0.05)		$(0.07)		$0.04
Change from a year-ago — %		(11.1)%		(15.9)%		9.8%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Equity investment (losses)/gains	$(8.5)	$(0.02)	$3.3	$0.01
MSR mark-to-market, net of hedge-related trading activity	(2.0)	(0.01)	(2.5)	(0.01)
Litigation losses	(1.9)	(0.01)
Gain on sale of MasterCard® stock	—	—	2.6	0.01
Completion of balance sheet restructuring	—	—	(20.2)	(0.05)
Huntington Foundation contribution	—	—	(10.0)	(0.03)
Automobile lease residual value losses	—	—	(5.2)	(0.01)
Severance and consolidation expenses	—	—	(4.5)	(0.01)
MSR FAS 156 accounting change	—	—	—	—	$5.1	$0.01
Adjustment to defer home equity annual fees	—	—	—	—	(2.3)	(0.01)

(1)	See Significant Items Influencing Financial Performance discussion.

(2)	Pre-tax unless otherwise noted.
Net Interest Income
(This section should be read in conjunction with Significant Items 1 and 2.)
2007 First Quarter versus 2006 First Quarter
          Fully taxable equivalent net interest income increased $12.1 million, or 5% ($11.8 million merger-related), from the year-ago quarter, reflecting the favorable impact of a $1.1 billion, or 4%, increase in average earning assets, and an increase in the net interest margin of 4 basis points to 3.36%. The cumulative adjustment for annual fees related to home equity loans reduced the year-ago net interest margin by 3 basis points. Average total loans and leases increased $1.3 billion, or 5% ($1.1 billion merger-related). This primarily reflected growth in commercial loans, partially offset by declines in total consumer loans.
          Average total commercial loans increased $1.3 billion, or 12% ($0.5 billion merger-related). This growth reflected a $0.9 billion, or 17%, increase in average middle market C&I loans and a $0.4 billion, or 21%, increase in average small business loans. Average middle market CRE loans were essentially unchanged.
     Average residential mortgages increased $0.2 billion, or 4%, and average home equity loans increased 2%. However, without the favorable impact attributed to the Unizan merger, both would have declined. These declines reflected continued softness in these markets and sales of mortgage loans in each of the last three quarters.
          Compared with the year-ago quarter, average total automobile loans and leases decreased $0.3 billion, or 7%, with the Unizan merger having no significant impact. The decrease primarily reflected continued softness in lease production levels over this period from low consumer demand and competitive pricing.
          Average automobile loans increased $0.2 billion, or 11%. This growth reflected two factors: (1) the purchase of the residual portion of two matured 2003 automobile loan securitizations, and (2) growth indirectly related to the introduction of the “Huntington Plus” program for automobile dealers in the latter half of last year. This is a program where lower credit-

scored automobile loans are originated for dealers and then sold without recourse the next day to an independent third party. As such, this program did not directly impact average balances. However, it did influence dealers to increase their overall allocation of automobile loan applications with higher credit scores to Huntington, resulting in an 18% increase in prime loan production during the quarter as compared to the fourth quarter of 2006 and growth in related average balances.
          Average total investment securities decreased 11% from the 2006 first quarter, reflecting our strategy to reduce the level of investment securities as part of our interest rate risk management.
          Average total core deposits in the 2007 first quarter increased $1.2 billion, or 6% ($1.0 billion merger-related), from the year-ago quarter. Most of the increase reflected higher average core certificates of deposit, which increased $1.1 billion ($0.4 billion merger-related) resulting from continued customer demand for higher, fixed rate deposit products. Average interest bearing demand deposits increased $0.4 billion, or 19% ($0.1 billion merger-related), and average non-interest bearing deposits increased $0.1 billion, all merger-related. In contrast, average savings and other domestic deposits declined $0.3 billion, or 9%, and average money market accounts declined $0.1 billion, even though the Unizan merger added $0.2 billion and $0.3 billion of such deposits, respectively.
2007 First Quarter versus 2006 Fourth Quarter
          Compared with the 2006 fourth quarter, fully taxable equivalent net interest income decreased $2.5 million, or 1%. This was principally due to the reduction in the number of days in the 2007 first quarter compared with the 2006 fourth quarter. It also reflected a decline in average earning assets, primarily in average investment securities and average total consumer loans, partially offset by the positive impact of an 8 basis point increase in the net interest margin to 3.36%. Half of the increase in the net interest margin reflected the benefit of a lower day count in the first quarter versus fourth quarter, with the remaining improvement equally contributed by an enriched earning asset mix and a lower cost funding mix.
          Average total loans and leases declined less than one percent with good growth in average total commercial loans more than offset by a decline in average total consumer loans.
          Average total commercial loans increased $0.1 billion, or 1%, from the prior quarter. This included 3% growth in average middle market C&I loans, reflecting a three-percentage point increase in utilization rates. Average small business loans increased 2%. These increases were partially offset by a 2% decline in average middle market CRE loans, reflecting softness in residential real estate markets.
          Average residential mortgages decreased $0.1 billion, or 3%, reflecting the full impact of the sale of $103 million of mortgage loans at the end of the 2006 fourth quarter. Average home equity loans declined 1%.
          Compared with the 2006 fourth quarter, average total automobile loans and leases declined 1%. The decline primarily reflected an 8% decline in average automobile leases as production levels continued to decline with lease production down 3% from the 2006 fourth quarter. In contrast, average automobile loans increased 5% from the 2006 fourth quarter, reflecting the purchase of the residual portion of two matured 2003 automobile loan securitizations, as well as an 18% increase in automobile loan production.
          Average investment securities decreased $0.2 billion, or 5%, from the 2006 fourth quarter, reflecting the decision to sell certain investment securities as part of our interest rate risk management process.
          Average total core deposits increased slightly from the 2006 fourth quarter, reflecting growth in average total consumer core deposits, partially offset by a decline in average total commercial core deposits. Average interest bearing demand deposits increased 6% and average core certificates of deposit increased 1%, reflecting the factors impacting comparisons to the year-ago quarter noted above. In contrast, average money market deposits, non-interest bearing demand deposits, and savings and other domestic deposits each declined 1%. The decline in average non-interest bearing demand deposits primarily reflected seasonal factors.
          Tables 3 and 4 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 3 — Consolidated Quarterly Average Balance Sheets

						Change
Fully taxable equivalent basis	2007	2006				1Q07 vs 1Q06
(in millions)	First	Fourth	Third	Second	First	Amount	Percent

Assets
Interest bearing deposits in banks	$93	$77	$75	$36	$24	$69	N.M. %
Trading account securities	48	116	96	100	66	(18)	(27.3)
Federal funds sold and securities purchased under resale agreements	503	531	266	285	201	302	N.M.
Loans held for sale	242	265	275	287	274	(32)	(11.7)
Investment securities:
Taxable	3,595	3,792	4,364	4,494	4,138	(543)	(13.1)
Tax-exempt	591	594	581	556	548	43	7.8

Total investment securities	4,186	4,386	4,945	5,050	4,686	(500)	(10.7)
Loans and leases: (1)
Commercial:
Middle market commercial and industrial	6,070	5,882	5,651	5,512	5,174	896	17.3
Middle market commercial real estate:
Construction	1,151	1,170	1,129	1,248	1,457	(306)	(21.0)
Commercial	2,772	2,839	2,846	2,845	2,464	308	12.5

Middle market commercial real estate	3,923	4,009	3,975	4,093	3,921	2	0.1
Small business	2,466	2,421	2,413	2,351	2,035	431	21.2

Total commercial	12,459	12,312	12,039	11,956	11,130	1,329	11.9

Consumer:
Automobile loans	2,215	2,111	2,079	2,044	1,994	221	11.1
Automobile leases	1,698	1,838	1,976	2,095	2,221	(523)	(23.5)

Automobile loans and leases	3,913	3,949	4,055	4,139	4,215	(302)	(7.2)
Home equity	4,913	4,973	5,041	5,029	4,833	80	1.7
Residential mortgage	4,496	4,635	4,748	4,629	4,306	190	4.4
Other loans	422	430	430	448	447	(25)	(5.6)

Total consumer	13,744	13,987	14,274	14,245	13,801	(57)	(0.4)

Total loans and leases	26,203	26,299	26,313	26,201	24,931	1,272	5.1
Allowance for loan and lease losses	(278)	(282)	(291)	(293)	(283)	5	1.8

Net loans and leases	25,925	26,017	26,022	25,908	24,648	1,277	5.2

Total earning assets	31,275	31,674	31,970	31,959	30,182	1,093	3.6

Cash and due from banks	826	830	823	832	813	13	1.6
Intangible assets	627	631	634	638	362	265	73.2
All other assets	2,480	2,617	2,633	2,554	2,415	65	2.7

Total Assets	$34,930	$35,470	$35,769	$35,690	$33,489	$1,441	4.3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,530	$3,580	$3,509	$3,594	$3,436	$94	2.7%
Demand deposits — interest bearing	2,349	2,219	2,169	2,187	1,974	375	19.0
Money market deposits	5,489	5,548	5,689	5,591	5,588	(99)	(1.8)
Savings and other domestic deposits	2,827	2,849	2,923	3,106	3,095	(268)	(8.7)
Core certificates of deposit	5,455	5,380	5,334	5,083	4,389	1,066	24.3

Total core deposits	19,650	19,576	19,624	19,561	18,482	1,168	6.3
Other domestic deposits of $100,000 or more	1,219	1,282	1,141	1,086	938	281	30.0
Brokered deposits and negotiable CDs	3,020	3,252	3,307	3,263	3,143	(123)	(3.9)
Deposits in foreign offices	562	598	521	474	465	97	20.9

Total deposits	24,451	24,708	24,593	24,384	23,028	1,423	6.2
Short-term borrowings	1,863	1,832	1,660	2,042	1,669	194	11.6
Federal Home Loan Bank advances	1,128	1,121	1,349	1,557	1,453	(325)	(22.4)
Subordinated notes and other long-term debt	3,487	3,583	3,921	3,428	3,346	141	4.2

Total interest bearing liabilities	27,399	27,664	28,014	27,817	26,060	1,339	5.1

All other liabilities	987	1,142	1,276	1,284	1,264	(277)	(21.9)
Shareholders’ equity	3,014	3,084	2,970	2,995	2,729	285	10.4

Total Liabilities and Shareholders’ Equity	$34,930	$35,470	$35,769	$35,690	$33,489	$1,441	4.3%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 4 — Consolidated Quarterly Net Interest Margin Analysis

	2007	2006
Fully taxable equivalent basis (1)	First	Fourth	Third	Second	First

Assets
Interest bearing deposits in banks	5.13%	5.50%	5.23%	7.05%	7.89%
Trading account securities	5.27	4.10	4.32	4.51	2.94
Federal funds sold and securities purchased under resale agreements	5.24	5.35	5.13	4.75	4.30
Loans held for sale	6.27	6.01	6.24	6.23	5.92
Investment securities:
Taxable	6.13	6.05	5.49	5.34	5.04
Tax-exempt	6.66	6.68	6.80	6.83	6.71

Total investment securities	6.21	6.13	5.64	5.51	5.23
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7.48	7.55	7.40	7.49	7.08
Middle market commercial real estate:
Construction	8.41	8.37	8.49	8.02	7.56
Commercial	7.64	7.57	7.86	6.92	6.25

Middle market commercial real estate	7.87	7.80	8.05	7.25	6.74
Small business	7.24	7.18	7.13	6.94	6.57

Total commercial	7.56	7.56	7.56	7.30	6.87

Consumer:
Automobile loans	6.92	6.75	6.62	6.48	6.40
Automobile leases	5.25	5.21	5.10	5.01	4.97

Automobile loans and leases	6.25	6.03	5.88	5.74	5.65
Home equity	7.67	7.75	7.62	7.46	6.88
Residential mortgage	5.54	5.55	5.46	5.39	5.34
Other loans	9.52	9.28	9.41	9.41	8.38

Total consumer	6.58	6.58	6.46	6.35	6.08

Total loans and leases	7.05	7.04	6.96	6.79	6.43

Total earning assets	6.98%	6.86%	6.73%	6.55%	6.21%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	1.21	1.04	0.97	0.86	0.72
Money market deposits	3.78	3.75	3.66	3.32	3.05
Savings and other domestic deposits	2.02	1.90	1.75	1.59	1.49
Core certificates of deposit	4.72	4.58	4.40	4.10	3.84

Total core deposits	3.41	3.32	3.20	2.89	2.65
Other domestic deposits of $100,000 or more	5.32	5.29	5.18	4.83	4.55
Brokered deposits and negotiable CDs	5.50	5.53	5.50	5.12	4.69
Deposits in foreign offices	2.99	3.18	3.12	2.68	2.62

Total deposits	3.81	3.78	3.66	3.34	3.07
Short-term borrowings	4.32	4.21	4.10	4.12	3.57
Federal Home Loan Bank advances	4.44	4.50	4.51	4.34	3.99
Subordinated notes and other long-term debt	5.77	5.96	5.75	5.67	5.22

Total interest bearing liabilities	4.14%	4.12%	4.02%	3.74%	3.43%

Net interest rate spread	2.84%	2.74%	2.71%	2.81%	2.78%
Impact of non-interest bearing funds on margin	0.52	0.54	0.51	0.53	0.54

Net interest margin	3.36%	3.28%	3.22%	3.34%	3.32%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Item 2 and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments.
     The provision for credit losses in the 2007 first quarter was $29.4 million, up $9.9 million from the year-ago quarter, and up $13.7 million from the 2006 fourth quarter. The provision for credit losses in the 2007 first quarter exceeded same period net charge-offs by $11.3 million. The increases in the provision for credit losses relative to both the year-ago quarter and the prior quarter were attributable to an increase in the transaction reserve component of the allowance for loan losses, which increased 3 basis points during the quarter. The economic reserve component also increased 1 basis point during the quarter. A higher transaction reserve component was attributable to softness in the residential and commercial real estate markets as reflected in higher levels of watch list credits. The provision for credit losses in the year-ago quarter reflected a 1 basis point decrease in the transaction reserve component. In the fourth quarter of 2006, the provision reflected a 2 basis point improvement in the economic reserve component reflecting improvements in consumer confidence and consumer spending.
Non-Interest Income
(This section should be read in conjunction with Significant Items 1, 2, 3, and 5.)
     Table 5 reflects non-interest income detail for each of the past five quarters.
Table 5 — Non-Interest Income

	2007	2006				1Q07 vs 1Q06
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Service charges on deposit accounts	$44,793	$48,548	$48,718	$47,225	$41,222	$3,571	8.7%
Trust services	25,894	23,511	22,490	22,676	21,278	4,616	21.7
Brokerage and insurance income	16,082	14,600	14,697	14,345	15,193	889	5.9
Other service charges and fees	13,208	13,784	12,989	13,072	11,509	1,699	14.8
Bank owned life insurance income	10,851	10,804	12,125	10,604	10,242	609	5.9
Mortgage banking (loss) income	9,351	6,169	8,512	13,616	13,194	(3,843)	(29.1)
Gains on sales of automobile loans	1,144	1,252	863	532	448	696	N.M.
Securities (losses) gains	104	(15,804)	(57,332)	(35)	(20)	124	N.M.
Other income (1)	23,750	37,742	34,848	40,984	46,468	(22,718)	(48.9)

Total non-interest income	$145,177	$140,606	$97,910	$163,019	$159,534	$(14,357)	(9.0)%

N.M., not a meaningful value.

(1)	Automobile operating lease income and expense is included in ‘Other Income’ and ‘Other Expense’, respectively.
     Table 6 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters.

Table 6 — Mortgage Banking Income and Net Impact of MSR Hedging

	2007	2006				1Q07 vs 1Q06
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$4,940	$4,057	$3,070	$7,091	$3,999	$941	23.5%
Servicing fees	6,820	6,662	6,077	5,995	5,925	895	15.1
Amortization of capitalized servicing (1)	(3,638)	(3,835)	(4,484)	(3,293)	(3,532)	(106)	(3.0)
Other mortgage banking income	3,247	1,778	3,887	2,281	2,227	1,020	45.8

Sub-total	11,369	8,662	8,550	12,074	8,619	2,750	31.9
MSR valuation adjustment (1)	(1,057)	(1,907)	(10,716)	8,281	9,213	(10,270)	N.M.
Net trading gains (losses) related to MSR hedging	(961)	(586)	10,678	(6,739)	(4,638)	3,677	(79.3)

Total mortgage banking (loss) income	$9,351	$6,169	$8,512	$13,616	$13,194	$(3,843)	(29.1)%

Capitalized mortgage servicing rights (2)	$134,845	$131,104	$129,317	$136,244	$123,257	$11,588	9.4%
Total mortgages serviced for others (2)	8,494,000	8,252,000	7,994,000	7,725,000	7,585,000	909,000	12.0
MSR % of investor servicing portfolio	1.59%	1.59%	1.62%	1.76%	1.63%	(0.04)%	(2.5)

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
2007 First Quarter versus 2006 First Quarter
  Non-interest income decreased $14.4 million from the year-ago quarter, reflecting:
•	$22.7 million decline in other income primarily related to a $14.2 million decrease in automobile operating lease income as that portfolio continued its run off since no automobile operating leases have been originated since April 2002. Also contributing to the decline was an $8.5 million loss on equity investments in the current period (see Significant Item 5).

Since 2002, the company has invested $15.0 million in three financial services equity funds. Management views such investments as helpful in improving competitive and market intelligence. In 2006, financial services stock price performance was particularly strong and equity investment gains were identified as Significant Items in the second and fourth quarters. In contrast, during the 2007 first quarter, such equities significantly underperformed, resulting in the current quarter’s loss. The total value of these investments at March 31, 2007 was $25.9 million.

•	$3.8 million, or 29%, decline in mortgage banking income, reflecting a $6.6 million negative impact of MSR valuation adjustments, net of hedge-related trading activity, as the prior year included a $5.1 million positive impact from adopting FAS 156, allowing MSRs to be carried at fair value. Additionally, MSR valuation adjustments, net of hedge-related trading activity, represented a $2.0 million net loss in the 2007 first quarter. This negative impact was partially offset by a $2.8 million increase in other mortgage banking income, primarily gains on sold loans, increases in origination and secondary marketing income, and increased servicing fees.
Partially offset by:
•	$4.6 million, or 22% ($1.1 million merger-related), increase in trust services income, reflecting (1) a $2.4 million increase in institutional trust income largely due to the acquisition of Unified Fund Services, Inc. in December 2006, (2) a $1.1 million increase in personal trust income, mostly merger-related, and (3) a $1.0 million increase in fees from Huntington Funds, reflecting 15% fund asset growth.

•	$3.6 million, or 9% ($1.1 million merger-related), increase in service charges on deposit accounts, reflecting a $2.3 million, or 9%, increase in personal service charges, primarily NSF/OD, and a $1.3 million, or 9%, increase in commercial service charge income.

•	$1.7 million, or 15% ($0.2 million merger-related), increase in other service charges and fees, primarily reflecting a $1.3 million, or 15%, increase in fees generated by higher debit card volume.
2007 First Quarter versus 2006 Fourth Quarter
  Non-interest income increased $4.6 million from the 2006 fourth quarter, reflecting:
•	$15.9 million positive change in securities gains (losses) as the current quarter included $0.1 million of investment securities gains, which compared favorably with $15.8 million of investment securities losses in the prior quarter (see Significant Item 1).

•	$3.2 million increase in mortgage banking income, primarily due to higher gains on the sales of mortgage loans than in the fourth quarter and increased origination and secondary marketing income.

•	$2.4 million, or 10%, increase in trust services income, primarily reflecting the benefits from the Unified Fund Services acquisition.

•	$1.5 million, or 10%, increase in brokerage and insurance income, reflecting higher annuity and mutual fund revenues.
Partially offset by:
•	$14.0 million decline in other income, primarily reflecting the current quarter’s $8.5 million of equity investment losses compared with $3.3 million of such gains in the prior quarter. Also contributing to the decline in other income was a $2.5 million decrease in automobile operating lease income, and the fact that the prior quarter included a $2.6 million gain on the sale of MasterCard® stock. These negatives were partially offset by fees associated with the “Huntington Plus” automobile dealer program and higher capital markets income.

•	$3.8 million, or 8%, decline in service charges on deposit accounts, reflecting seasonal trends in NSF fees.
Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 2, and 5.)
          Table 7 reflects non-interest expense detail for each of the last five quarters.
Table 7 — Non-Interest Expense

	2007	2006				1Q07 vs 1Q06
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Salaries	$104,912	$111,806	$105,144	$107,249	$101,458	$3,454	3.4%
Benefits	29,727	26,138	28,679	30,655	30,099	(372)	(1.2)

Personnel costs	134,639	137,944	133,823	137,904	131,557	3,082	2.3
Outside data processing and other services	21,814	20,695	18,664	19,569	19,851	1,963	9.9
Net occupancy	19,908	17,279	18,109	17,927	17,966	1,942	10.8
Equipment	18,219	18,151	17,249	18,009	16,503	1,716	10.4
Marketing	7,696	6,207	7,846	10,374	7,301	395	5.4
Professional services	6,482	8,958	6,438	6,292	5,365	1,117	20.8
Telecommunications	4,126	4,619	4,818	4,990	4,825	(699)	(14.5)
Printing and supplies	3,242	3,610	3,416	3,764	3,074	168	5.5
Amortization of intangibles	2,520	2,993	2,902	2,992	1,075	1,445	N.M.
Other expense (1)	23,426	47,334	29,165	30,538	30,898	(7,472)	(24.2)

Total non-interest expense	$242,072	$267,790	$242,430	$252,359	$238,415	$3,657	1.5%

N.M., not a meaningful value.

(1)	Automobile operating lease income and expense is included in ‘Other Income’ and ‘Other Expense’, respectively.

2007 First Quarter versus 2006 First Quarter
        Non-interest expense increased $3.7 million, or 2%, from the year-ago quarter, reflecting:
•	$3.1 million, or 2%, increase in personnel expense, with Unizan contributing $5.2 million, partially offset by lower full-time equivalent staff.

•	$2.0 million, or 10%, increase in outside data processing and other services of which $0.3 million was Unizan merger-related and $0.6 million representing merger-costs associated with the pending Sky Financial merger.

•	$1.9 million, or 11%, increase in net occupancy expense ($0.9 million merger-related).

•	$1.7 million, or 10%, increase in equipment expense ($0.3 million merger-related), reflecting higher depreciation associated with recent technology investments.

•	$1.4 million increase in the amortization of intangibles, all merger-related.

•	$1.1 million, or 21%, increase in professional services expense.
Partially offset by:
•	$7.5 million decline in other expense, reflecting a $10.6 million decline in automobile operating lease expense as that portfolio continued its runoff, partially offset by higher litigation losses.
        Current period non-interest expense included $0.8 million of merger-costs associated with the pending acquisition of Sky Financial, of which $0.6 million consisted of outside programming costs. The remaining merger-costs were spread over a number of expense categories.
2007 First Quarter versus 2006 Fourth Quarter
        Non-interest expense decreased $25.7 million from the 2006 fourth quarter, reflecting:
•	$23.9 million decrease in other expense, reflecting higher 2006 fourth quarter expenses due to that quarter’s $10.0 million contribution to the Huntington Foundation, $5.2 million of higher residual value losses on automobile leases, and $3.5 million related to the restructuring of FHLB advances, as well as a $1.9 million decline in automobile operating lease expense.

•	$3.3 million, or 2%, decline in personnel costs, reflecting the 2006 fourth quarter’s $4.5 million of severance and consolidation costs.

•	$2.5 million, or 28%, decrease in professional services, reflecting lower expenses associated with collection activities and lower consulting costs related to revenue initiatives.
Partially offset by:
•	$2.6 million, or 15%, increase in net occupancy expense due to seasonally higher costs.

•	$1.5 million, or 24%, increase in marketing expense.

•	$1.1 million, or 5%, increase in outside data processing and other services expense, including $0.6 million of merger costs associated with the pending Sky Financial acquisition.
Provision for Income Taxes
(This section should be read in conjunction with Significant Item 4.)
        The provision for income taxes in the first quarter of 2007 was $33.5 million and represented an effective tax rate on income before taxes of 25.9%. The effective tax rates in the year-ago quarter and fourth quarter of 2006 were 28.1% and 23.8%, respectively. The provision for income taxes decreased $7.3 million from a year-ago quarter, primarily due to an increase in tax-exempt income and general business credits, as well as a decrease in pre-tax earnings. The provision increased $6.2 million from fourth quarter 2006, due to lower pretax earnings in 2006. The effective tax rate prior to the anticipated merger of Sky Financial should remain around the first quarter 2007 level.

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
          The Internal Revenue Service is currently examining our federal tax returns for the years ending 2004 and 2005. In addition, we are subject to ongoing tax examinations in various jurisdictions. We believe that the resolution of these examinations will not have a significant adverse impact on our consolidated financial position or results of operations.
RISK MANAGEMENT AND CAPITAL
          Risk identification and monitoring are key elements in overall risk management. We believe our primary risk exposures are credit, market, liquidity, and operational risk. Credit risk is the risk of loss due to adverse changes in the borrower’s ability to meet its financial obligations under agreed upon terms. Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices. Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. Operational risk arises from the inherent day-to-day operations of the company that could result in losses due to human error, inadequate or failed internal systems and controls, and external events.
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
          The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on the risk of default associated with the credit facilities extended to each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is monitored and regularly updated in a centralized database. Concentration risk is managed via limits on loan type, geography, industry, loan quality factors, and country limits. We have focused on extending credit to commercial customers with existing or expandable relationships within our primary banking markets.
          The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they do occur, and to provide for effective problem asset management and resolution.
Credit Exposure Mix
(This section should be read in conjunction with Significant Item 2.)
          As shown in Table 8, at March 31, 2007, total credit exposure was $26.3 billion. Of this amount, $13.6 billion, or 52%, represented total consumer loans and leases, down from 55% in the year-ago quarter, and $12.6 billion, or 48%, represented total commercial loans and leases, up from 45% a year ago.

Table 8 — Loans and Leases Composition

	2007		2006
(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Commercial:
Middle market commercial and industrial	$6,164,569	23.5%	$5,961,445	22.8%	$5,811,130	22.0%	$5,654,537	21.5%	$5,331,497	20.4%
Middle market commercial real estate:
Construction	1,187,664	4.5	1,228,641	4.7	1,169,276	4.4	1,179,603	4.5	1,371,266	5.2
Commercial	2,807,063	10.7	2,722,599	10.4	2,808,684	10.7	2,783,982	10.6	3,075,731	11.8

Middle market commercial real estate	3,994,727	15.2	3,951,240	15.1	3,977,960	15.1	3,963,585	15.1	4,446,997	17.0
Small business	2,474,955	9.4	2,441,837	9.3	2,418,709	9.2	2,413,646	9.1	2,039,537	7.8

Total commercial	12,634,251	48.1	12,354,522	47.2	12,207,799	46.3	12,031,768	45.7	11,818,031	45.2

Consumer:
Automobile loans	2,251,215	8.6	2,125,821	8.1	2,105,623	8.0	2,059,836	7.8	2,053,777	7.9
Automobile leases	1,623,758	6.2	1,769,424	6.8	1,910,257	7.2	2,042,213	7.7	2,154,883	8.2
Home equity	4,914,462	18.7	4,926,900	18.8	5,019,101	19.0	5,207,023	19.8	5,094,490	19.5
Residential mortgage	4,405,944	16.8	4,548,849	17.4	4,678,577	17.7	4,739,814	18.0	4,604,705	17.6
Other loans	437,117	1.6	427,909	1.7	440,145	1.8	273,927	1.0	419,703	1.6

Total consumer	13,632,496	51.9	13,798,903	52.8	14,153,703	53.7	14,322,813	54.3	14,327,558	54.8

Total loans and leases	$26,266,747	100.0	$26,153,425	100.0	$26,361,502	100.0	$26,354,581	100.0	$26,145,589	100.0

By Business Segment
Regional Banking:
Central Ohio	$3,605,917	13.7%	$3,570,157	13.7%	$3,682,544	14.0%	$3,598,342	13.7%	$3,360,201	12.9%
Northern Ohio	2,723,164	10.4	2,619,465	10.0	2,656,635	10.1	2,660,450	10.1	2,552,570	9.8
Southern Ohio / Kentucky	2,159,407	8.2	2,196,779	8.4	2,185,979	8.3	2,195,013	8.3	2,121,870	8.1
Eastern Ohio	1,260,388	4.8	1,309,260	5.0	1,348,217	5.1	1,416,505	5.4	1,825,985	7.0
West Michigan	2,453,300	9.3	2,421,117	9.3	2,443,495	9.3	2,397,525	9.1	2,372,563	9.1
East Michigan	1,647,751	6.3	1,636,901	6.3	1,609,932	6.1	1,597,741	6.1	1,536,284	5.9
West Virginia	1,109,197	4.2	1,107,222	4.2	1,086,757	4.1	1,053,464	4.0	968,333	3.7
Indiana	971,186	3.7	968,369	3.7	962,216	3.7	953,776	3.6	977,589	3.7
Mortgage and equipment leasing groups	3,563,762	13.6	3,571,054	13.6	3,611,416	13.7	3,590,621	13.6	3,478,835	13.3

Regional Banking	19,494,072	74.2	19,400,324	74.2	19,587,191	74.4	19,463,437	73.9	19,194,230	73.4
Dealer Sales	4,903,370	18.7	4,908,764	18.7	4,956,635	18.7	5,082,282	19.3	5,218,941	20.0
Private Financial and Capital Markets Group	1,869,305	7.1	1,844,337	7.1	1,817,676	6.9	1,808,862	6.8	1,732,418	6.6
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$26,266,747	100.0%	$26,153,425	100.0%	$26,361,502	100.0%	$26,354,581	100.0%	$26,145,589	100.0%

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
          All C&I and CRE credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.
          In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. Analysis of actual default experience indicated that the assigned probability of default was higher than our actual experience. We continually review and adjust our criteria based on actual experience, which may result in further changes to such criteria, in future periods.
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
Consumer Credit
          Consumer credit approvals are based on, among other factors, the financial strength of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. There is also individual credit authority granted to certain individuals on a regional basis to preserve our local decision-making focus. Each credit extension is assigned a specific probability-of-default and loss-in-event-of-default. The probability-of-default is generally a function of the borrower’s most recent credit bureau score (FICO), while the loss-in-event-of-default is related to the type of collateral and the loan-to-value ratio associated with the credit extension.
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
          Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and loan-to-value ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At March 31, 2007, we had $1.9 billion of home equity loans and $3.1 billion of home equity lines of credit. The average loan-to-value ratio of our home equity portfolio (both loans and lines) was 77% at March 31, 2007. We do not originate home equity loans or lines that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%. Home equity loans are generally fixed rate with periodic principal and interest payments. We originated $211 million of home equity loans in the first quarter of 2007 with a weighted average loan-to-value ratio of 66% and a weighted average FICO score of 742. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the first quarter of 2007, we originated commitments of $351 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 75% and a weighted average FICO score of 748.
          At March 31, 2007, we had $4.4 billion of residential real estate loans. Adjustable-rate mortgages (ARMs), primarily mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually, comprised 65% of this portfolio. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.” Interest-only loans comprised $0.8 billion, or 17%, of residential real estate loans at March 31, 2007. Interest only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation.
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
Non-Performing Assets (NPAs)
(This section should be read in conjunction with Significant Item 2.)
          NPAs consist of (1) non-performing loans and leases (NPLs), which represent loans and leases that are no longer accruing interest and/or have been renegotiated to below market rates based upon financial difficulties of the borrower, and (2) real estate acquired through foreclosure. Middle-market commercial and industrial (C&I), commercial real-estate (CRE), and small business loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
          Consumer loans and leases, excluding residential mortgages and home equity lines and leases, are not placed on non-accrual status but are charged-off in accordance with regulatory statutes, which is generally no more than 120-days past due. Residential mortgages and home equity loans and lines are placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest, regardless of collateral. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral, less the cost to sell, is then recorded as real estate owned.
          When we believe the borrower’s ability and intent to make periodic interest and principal payments resume and collectibility is no longer in doubt, the loan is returned to accrual status.
          Table 9 reflects period-end NPLs, NPAs, and past due loans and leases detail for each of the last five quarters.

Table 9 — Non-Performing Loans (NPLs), Non-Performing Assets (NPAs) and Past Due Loans and Leases

	2007	2006
(in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Non-accrual loans and leases:
Middle market commercial and industrial	$32,970	$35,657	$37,082	$45,713	$45,723
Middle market commercial real estate	42,458	34,831	27,538	24,970	18,243
Small business	30,015	25,852	21,356	27,328	28,389
Residential mortgage	35,491	32,527	30,289	22,786	29,376
Home equity	16,396	15,266	13,047	14,466	13,778

Total NPLs	157,330	144,133	129,312	135,263	135,509

Other real estate, net:
Residential	47,762	47,898	40,615	34,743	17,481
Commercial	1,586	1,589	1,285	1,062	1,903

Total other real estate, net	49,348	49,487	41,900	35,805	19,384

Total NPAs	$206,678	$193,620	$171,212	$171,068	$154,893

NPLs guaranteed by the U.S. government (1)	$28,748	$33,858	$33,676	$30,710	$18,256

NPLs as a % of total loans and leases	0.60%	0.55%	0.49%	0.51%	0.52%

NPAs as a % of total loans and leases and other real estate	0.79	0.74	0.65	0.65	0.59

Accruing loans and leases past due 90 days or more (1)	$70,179	$59,114	$62,054	$48,829	$52,297

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.27%	0.23%	0.24%	0.19%	0.20%

(1)	Beginning in the second quarter of 2006, OREO includes balances of loans in foreclosure which are fully guaranteed by the U.S. Government that were reported in 90 day past due loans and leases in prior periods.
     NPAs were $206.7 million at March 31, 2007, and represented 0.79% of related assets. This represented a $51.8 million, or 33%, increase from $154.9 million, or 0.59% of related assets, at the end of the year-ago quarter, and a $13.1 million, or 7%, increase from $193.6 million, or 0.74% of related assets, at December 31, 2006.
     Contributing to the $51.8 million increase in NPAs from the year-ago period was a $30.0 million increase in other real estate owned (OREO), reflecting foreclosed mortgage loans fully guaranteed by the U.S. government, which prior to the 2006 second quarter were reported as over 90-day delinquent but still accruing loans. This change in reporting also contributed to the $10.5 million increase in assets guaranteed by the U.S. government, from $18.3 million at the end of the 2006 first quarter to $28.7 million at March 31, 2007. At March 31, 2007, 56% of total NPAs were secured by residential real estate assets or were guaranteed by the U.S. Government, which have shown low loss experience historically. This compared favorably with the 51% level of such NPAs at the end of the year-ago quarter, but declined from 59% at December 31, 2006.
     NPLs, which exclude OREO, increased $21.8 million, or 16%, from the year-earlier period to $157.3 million at March 31, 2007. NPLs increased $13.2 million, or 9%, from December 31, 2006. Contributing to the $13.2 million increase in NPLs, were increases in middle market CRE NPLs ($7.6 million, up 22%), small business NPLs ($4.2 million, up 16%), residential mortgages ($3.0 million, up 9%), and home equity NPLs ($1.1 million, up 7%). These increases were partially offset by a $2.7 million, or 8%, decline in middle market C&I NPLs.

     For residential real estate secured portfolios, as assets are transferred to OREO status, their values are written down to net realizable fair values, with a resulting increase in related current period net charge-offs. This revaluation of the assets minimizes the potential for further net charge-offs associated with these assets in coming periods. NPLs expressed as a percent of total loans and leases were 0.60% at March 31, 2007, up from 0.52% a year earlier, and from 0.55% at December 31, 2006.
     The over 90-day delinquent, but still accruing, ratio was 0.27% at March 31, 2007, up from 0.20% at the end of the year-ago quarter, and up from 0.23% at December 31, 2006.
     Non-performing asset activity for each of the last five quarters ended March 31, 2007, was as follows:
Table 10 — Non-Performing Assets (NPAs) Activity

	2007	2006
(in thousands)	First	Fourth	Third	Second	First

NPAs, beginning of period	$193,620	$171,212	$171,068	$154,893	$117,155
New NPAs (1)	51,588	60,287	55,490	52,498	53,768
Acquired NPAs	—	—	—	—	33,843
Returns to accruing status	(6,176)	(5,666)	(11,880)	(12,143)	(14,310)
NPA losses	(9,072)	(11,908)	(14,143)	(6,826)	(13,314)
Payments	(18,086)	(16,673)	(16,709)	(12,892)	(13,195)
Sales	(5,196)	(3,632)	(12,614)	(4,462)	(9,054)

NPAs, end of period	$206,678	$193,620	$171,212	$171,068	$154,893

(1)	Beginning in the second quarter of 2006, OREO includes balances of loans in foreclosure which are fully guaranteed by the U.S. Government that were reported in 90 day past due loans and leases in prior periods.
Allowances for Credit Losses (ACL)
(This section should be read in conjunction with Significant Item 2.)
     We maintain two reserves, both of which are available to absorb credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). When summed together, these reserves constitute the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
     The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or recoveries, while reductions reflect charge-offs, net of recoveries, or the sale of loans. The AULC is determined by applying the transaction reserve process, which is described later in this section, to the unfunded portion of the portfolio adjusted by an applicable funding percentage.
     We have an established process to determine the adequacy of the ACL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance is comprised of two components: the transaction reserve and the economic reserve.
     The transaction reserve component of the ACL includes both (a) an estimate of loss based on pools of commercial and consumer loans and leases with similar characteristics and (b) an estimate of loss based on an impairment review of each loan greater than $500,000 that is considered to be impaired. For commercial loans, the estimate of loss based on pools of loans and leases with similar characteristics is made through the use of a standardized loan grading system that is applied on an individual loan level and updated on a continuous basis. The reserve factors applied to these portfolios were developed based on internal credit migration models that track historical movements of loans between loan ratings over time and a combination of long-term average loss experience of our own portfolio and external industry data. In the case of more homogeneous portfolios, such as consumer loans and leases, the determination of the transaction reserve is based on reserve factors that include the use of forecasting models to measure inherent loss in these portfolios. We update the models and analyses frequently to capture the recent behavioral characteristics of the subject portfolios, as well as any changes in the loss mitigation or credit origination strategies. Adjustments to the reserve factors are made, as needed, based on observed results of the portfolio analytics.
     The economic reserve incorporates our determination of the impact of risks associated with the general economic environment on the portfolio. The economic reserve is designed to address economic uncertainties and is determined based on economic indices as well as a variety of other economic factors that are correlated to the historical performance of the loan portfolio. Currently, two national and two regionally focused indices are utilized. The two national indices are: (1) the Real Consumer Spending, and (2) Consumer Confidence. The two regionally focused indices are: (1) the Institute for Supply Management Manufacturing, and (2) Non-agriculture Job Creation. Because of this more quantitative approach to recognizing risks in the general economy, the economic reserve may fluctuate from period-to-period, subject to a minimum level specified by policy.
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
     At March 31, 2007, the ALLL was $283.0 million, which was down slightly from $283.8 million a year earlier, but $10.9 million higher than $272.1 million at December 31, 2006. Expressed as a percent of period-end loans and leases, the ALLL ratio at March 31, 2007, was 1.08%, down from 1.09% a year ago, but up from 1.04% at December 31, 2006.
     The increase in the transaction reserve component reflected pressure resulting from softness in the residential and commercial real estate markets as reflected in higher levels of watch list credits. Though watch list credits increased during the quarter, on both an absolute and relative basis, they remained below the year-ago level.
     The ALLL as a percent of NPLs was 180% at March 31, 2007, down from 209% a year ago, and from 189% at December 31, 2006. The ALLL as a percent of NPAs was 137% at March 31, 2007, down from 183% a year ago, and from 141% at December 31, 2006. At March 31, 2007, the AULC was $40.5 million, up from $39.3 million at the end of the year-ago quarter, and from $40.2 million at December 31, 2006.
     On a combined basis, the ACL as a percent of total loans and leases at March 31, 2007, was 1.23%, down from 1.24% a year ago, but up from 1.19% at December 31, 2006. The ACL as a percent of NPAs was 157% at March 31, 2007, down from 209% a year earlier and 161% at December 31, 2006. The decline in the NPA coverage ratio reflected (1) a higher percentage of NPAs secured by residential real estate or guaranteed by the U.S. Government, which have an inherently lower potential for loss, and (2) a reporting change in 2006 to include in NPAs on foreclosed loans guaranteed by the U.S. Government and serviced by Huntington, that had been previously reported as 90-day past due loans.
     Table 11 reflects activity in the ALLL and AULC for each of the last five quarters.

Table 11 — Quarterly Credit Reserves Analysis

	2007	2006
(in thousands)	First	Fourth	Third	Second	First

Allowance for loan and lease losses, beginning of period	$272,068	$280,152	$287,517	$283,839	$268,347
Acquired allowance for loan and lease losses	—	—	100 (1)	1,498 (1)	22,187
Loan and lease losses	(27,813)	(32,835)	(29,127)	(24,325)	(33,405)
Recoveries of loans previously charged off	9,695	9,866	7,888	10,373	9,189

Net loan and lease losses	(18,118)	(22,969)	(21,239)	(13,952)	(24,216)

Provision for loan and lease losses	29,026	14,885	13,774	16,132	17,521

Allowance for loan and lease losses, end of period	$282,976	$272,068	$280,152	$287,517	$283,839

Allowance for unfunded loan commitments and letters of credit, beginning of period	$40,161	$39,302	$38,914	$39,301	$36,957

Acquired AULC	—	—	—	—	325
Provision for unfunded loan commitments and letters of credit losses	380	859	388	(387)	2,019

Allowance for unfunded loan commitments and letters of credit, end of period	$40,541	$40,161	$39,302	$38,914	$39,301

Total allowances for credit losses	$323,517	$312,229	$319,454	$326,431	$323,140

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.89%	0.86%	0.86%	0.89%	0.88%
Economic reserve	0.19	0.18	0.20	0.20	0.21

Total loans and leases	1.08%	1.04%	1.06%	1.09%	1.09%

NPLs	180	189	217	213	209
NPAs	137	141	164	168	183

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.23%	1.19%	1.21%	1.24%	1.24%
NPLs	206	217	247	241	238
NPAs	157	161	187	191	209
Non-guaranteed commercial and NPAs	360	389	456	403	425

(1)	Represents an adjustment of the allowance and corresponding adjustment to loan balances, resulting from the Unizan merger.
Net Charge-offs
(This section should be read in conjunction with Significant Item 2.)
     Table 12 reflects net loan and lease charge-off detail for each of the last five quarters.

Table 12 — Quarterly Net Charge-Off Analysis

	2007	2006
(in thousands)	First	Fourth	Third	Second	First

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$(11)	$(1,827)	$1,742	$(484)	$6,887
Middle market commercial real estate:
Construction	9	3,957	(2)	(161)	(241)
Commercial	377	144	644	1,557	210

Middle market commercial real estate	386	4,101	642	1,396	(31)
Small business	2,089	4,535	4,451	2,530	3,709

Total commercial	2,464	6,809	6,835	3,442	10,565

Consumer:
Automobile loans	2,853	2,422	1,759	1,172	2,977
Automobile leases	2,201	2,866	2,306	1,758	3,515

Automobile loans and leases	5,054	5,288	4,065	2,930	6,492
Home equity	5,968	5,820	6,734	4,776	4,524
Residential mortgage	1,931	2,226	876	688	715
Other loans	2,701	2,826	2,729	2,116	1,920

Total consumer	15,654	16,160	14,404	10,510	13,651

Total net charge-offs	$18,118	$22,969	$21,239	$13,952	$24,216

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	—%	(0.12)%	0.12%	(0.04)%	0.53%
Middle market commercial real estate:
Construction	—	1.35	—	(0.05)	(0.07)
Commercial	0.05	0.02	0.09	0.22	0.03

Middle market commercial real estate	0.04	0.41	0.06	0.14	—
Small business	0.34	0.75	0.74	0.43	0.73

Total commercial	0.08	0.22	0.23	0.12	0.38

Consumer:
Automobile loans	0.52	0.46	0.34	0.23	0.60
Automobile leases	0.52	0.62	0.47	0.34	0.63

Automobile loans and leases	0.52	0.54	0.40	0.28	0.62
Home equity	0.49	0.47	0.53	0.38	0.37
Residential mortgage	0.17	0.19	0.07	0.06	0.07
Other loans	2.56	2.63	2.54	1.89	1.72

Total consumer	0.46	0.46	0.40	0.30	0.40

Net charge-offs as a % of average loans	0.28%	0.35%	0.32%	0.21%	0.39%

2007 First Quarter versus 2006 First Quarter and 2005 Fourth Quarter
     Total net charge-offs for the 2007 first quarter were $18.1 million, or an annualized 0.28% of average total loans and leases. This performance remained below the long-term targeted range of 0.35%-0.45%. This was also below the $24.2 million, or an annualized 0.39%, in the year-ago quarter and $23.0 million, or an annualized 0.35%, of average total loans and leases in the 2006 fourth quarter.
     Total commercial net charge-offs in the first quarter were $2.5 million, or an annualized 0.08%. This was down $8.1 million from $10.6 million, or an annualized 0.38%, in the year-ago quarter, and down from $6.8 million, or an annualized

0.22%, in the 2006 fourth quarter. The higher level of middle market CRE net charge-offs in the 2006 fourth quarter was influenced by stress in the housing market, and a charge-off associated with the strategic exit of a relationship with a major Ohio-based homebuilder. Net charge-offs on small business loans were $2.1 million, or an annualized 0.34%, in the current quarter. This compared favorably to $3.7 million, or an annualized 0.73%, in the year-ago quarter, and $4.5 million, or an annualized 0.75%, in the 2006 fourth quarter.
     Total consumer net charge-offs in the current quarter were $15.7 million, up $2.0 million, or 15%, from $13.7 million in the year-ago quarter. When expressed as an annualized percentage, total consumer net charge-offs in the 2007 first quarter were 0.46% of average related loans, up from 0.40% in the year-ago quarter. Compared with the 2006 fourth quarter, total consumer net charge-offs decreased $0.5 million, or 3%, from $16.2 million with the annualized net charge-off ratio unchanged at an annualized 0.46% of average related loans.
     Automobile loan and lease net charge-offs declined $1.4 million, or 22%, from the year-ago quarter, and $0.2 million, or 4%, from the 2006 fourth quarter. Expressed as a percent of average total automobile loans and leases, such charge-offs were 0.52% in the current quarter, down from 0.62% in the year-ago quarter and 0.54% in the prior quarter. Overall, the automobile loan and lease portfolios continued to perform well within expectations.
     Residential mortgage net charge-offs totaled $1.9 million, or an annualized 0.17% of related average balances. While higher than $0.7 million, or an annualized 0.07%, in the year-ago quarter, they were lower than the $2.2 million, or an annualized 0.19% in the prior quarter.
     Home equity net charge-offs in the 2007 first quarter were $6.0 million, or an annualized 0.49%, up from $4.5 million, or an annualized 0.37%, in the year-ago quarter, and up from $5.8 million, or an annualized 0.47%, in the prior quarter.
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
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of March 31, 2007, and December 31, 2006. All of the positions were well within the board of directors’ policy limits.
Table 13 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

March 31, 2007	-0.1%	+0.2%	+0.4%	+0.4%
December 31, 2006	0.0%	0.0%	-0.2%	-0.4%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the results compared to the previous quarter and policy limits.
Table 14 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

March 31, 2007	-0.3%	+1.1%	-4.5%	-10.5%
December 31, 2006	+0.5%	+1.4%	-4.7%	-11.3%
Price Risk
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to mark-to-market accounting. We have price risk from trading securities, which includes instruments to hedge MSRs. We also have price risk from securities owned by our broker-dealer subsidiaries, the foreign exchange positions, investments in private equity limited partnerships, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio and on the amount of foreign exchange exposure that can be maintained and the amount of marketable equity securities that can be held by the insurance subsidiaries.

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
     Liquidity policies and limits are established by our board of directors, with operating limits set by our MRC, based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. Our MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan. We believe that sufficient liquidity exists to meet the funding needs of the Bank and the parent company.

Table 15 — Deposit Composition

	2007		2006
(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Demand deposits — non-interest bearing	$3,696,231	15.0%	$3,615,745	14.4%	$3,480,888	14.1%	$3,530,828	14.4%	$3,776,790	15.4%
Demand deposits — interest bearing	2,486,304	10.1	2,389,085	9.5	2,243,153	9.1	2,228,028	9.1	2,209,617	9.0
Money market deposits	5,568,104	22.6	5,362,459	21.4	5,678,252	23.0	5,474,283	22.3	5,467,201	22.3
Savings and other domestic deposits	2,879,098	11.7	2,986,287	11.9	3,011,268	12.2	3,125,513	12.7	3,585,840	14.6
Core certificates of deposit	5,408,289	22.0	5,364,610	21.4	5,313,473	21.5	5,171,410	21.0	4,949,259	20.2

Total core deposits	20,038,026	81.4	19,718,186	78.6	19,727,034	79.9	19,530,062	79.5	19,988,707	81.5
Other domestic deposits of $100,000 or more	1,287,186	5.2	1,191,984	4.8	1,259,720	5.1	1,111,153	4.5	1,033,447	4.2
Brokered deposits and negotiable CDs	2,721,927	11.1	3,345,943	13.4	3,183,489	12.9	3,475,032	14.1	3,081,211	12.5
Deposits in foreign offices	538,754	2.3	791,657	3.2	568,152	2.1	476,685	1.9	451,798	1.8

Total deposits	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%	$24,592,932	100.0%	$24,555,163	100.0%

Total core deposits:
Commercial	$6,314,309	31.5%	$6,063,372	30.8%	$6,214,462	31.5%	$5,906,817	30.2%	$5,994,233	30.0%
Personal	13,723,717	68.5	13,654,814	69.2	13,512,572	68.5	13,623,245	69.8	13,994,474	70.0

Total core deposits	$20,038,026	100.0%	$19,718,186	100.0%	$19,727,034	100.0%	$19,530,062	100.0%	$19,988,707	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,042,229	20.5%	$4,984,296	19.8%	$4,884,052	19.8%	$4,753,677	19.3%	$5,056,754	20.7%
Northern Ohio	3,673,519	14.9	3,572,069	14.3	3,662,243	14.9	3,536,794	14.4	3,594,515	14.6
Southern Ohio / Kentucky	2,353,129	9.6	2,275,875	9.1	2,212,366	8.9	2,226,385	9.1	2,233,220	9.1
Eastern Ohio	1,668,203	6.8	1,716,499	6.9	1,738,913	7.0	1,757,964	7.1	1,762,395	7.2
West Michigan	2,826,489	11.5	2,757,440	11.0	2,941,889	11.9	2,798,498	11.4	2,830,635	11.5
East Michigan	2,460,100	10.0	2,419,482	9.7	2,354,689	9.5	2,259,497	9.2	2,259,497	9.2
West Virginia	1,547,095	6.3	1,513,768	6.0	1,513,206	6.1	1,512,351	6.1	1,533,274	6.2
Indiana	903,119	3.7	819,278	3.3	847,824	3.4	828,787	3.4	809,176	3.3
Mortgage and equipment leasing groups	163,456	0.7	171,900	0.7	146,075	0.6	165,807	0.7	153,444	0.6

Regional Banking	20,637,339	83.9	20,230,607	80.8	20,301,257	82.1	19,839,760	80.7	20,232,910	82.4
Dealer Sales	54,645	0.2	58,885	0.2	58,918	0.2	60,513	0.2	63,573	0.3
Private Financial and Capital Markets Group	1,171,982	4.8	1,162,335	4.6	1,144,731	4.6	1,217,627	5.0	1,177,469	4.8
Treasury / Other (1)	2,721,927	11.1	3,595,943	14.4	3,233,489	13.1	3,475,032	14.1	3,081,211	12.5

Total deposits	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%	$24,592,932	100.0%	$24,555,163	100.0%

(1)	Comprised largely of brokered deposits and negotiable CDs.

Parent Company Liquidity
     The parent company’s funding requirements consist primarily of dividends to shareholders, income taxes, funding of non-bank subsidiaries, repurchases of our stock, debt service, acquisitions, and operating expenses. The parent company obtains funding to meet obligations from dividends received from direct subsidiaries, net taxes collected from subsidiaries included in the Federal consolidated tax return, fees for services provided to subsidiaries, and the issuance of debt securities.
     We intend to maintain the Bank’s risk-based capital ratios at levels at which the Bank would be considered to be “well capitalized” by regulators. As a result, the amount of dividends that can be paid to the parent company depends on the Bank’s capital needs. At March 31, 2007, the Bank had tier one and total risk-based capital in excess of the minimum level required to be considered to be “well-capitalized” of $211.8 million and $199.0 million, respectively. The Bank could have declared and paid $95.1 million of additional dividends to the parent company at March 31, 2007 without regulatory approval.
     To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits us to issue an unspecified amount of debt or equity securities.
     At March 31, 2007, the parent company had $371.1 million in cash or cash equivalents. There is approximately $350 million that we anticipate will be paid by the parent company in connection with the proposed acquisition of Sky Financial. We anticipate that we will issue debt obligations prior to the acquisition to finance a portion of the $350 million payment. Considering this potential obligation, and expected quarterly dividend payments, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Credit Ratings
     Credit ratings by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions. (See the Liquidity Risks section in Part 1 of the 2006 Annual Report on Form 10-K for additional discussion.)
     Credit ratings as of March 31, 2007, for the parent company and the Bank were:
Table 16 — Credit Ratings

March 31, 2007
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
     Table 17 below provides certain information about our standby letters of credit:
Table 17 — Standby Letters of Credit

	2007	2006
(in millions)	First	Fourth	Third	Second	First

Total outstanding	$1,197	$1,156	$1,136	$1,121	$1,095
Percent collateralized	48%	47%	45%	44%	49%
Income recognized from issuance(1)	$3.2	$3.1	$3.0	$3.0	$3.0
Carrying amount of deferred revenue	4.3	4.3	3.5	3.6	5.3

(1)	Included in other non-interest income on the consolidated statement of income.
     We enter into forward contracts relating to the mortgage banking business. At March 31, 2007, December 31, 2006, and March 31, 2006, we had commitments to sell residential real estate loans of $373.7 million, $319.9 million, and $406.3 million, respectively. These contracts mature in less than one year.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in provision for credit losses. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
     As with all companies, there is risk inherent in the day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Risk Management through a combination of business units and centralized processes, has the responsibility to manage the risk for the company through a process that assesses the overall level of risk on a regular basis and identifies specific risks and the steps being taken to control them. Furthermore, a system of committees is established to provide guidance over the process and escalate potential concerns to senior management on the Operational Risk Committee, executive management on the Risk Management Committee, and the Risk Committee of the board of directors, as appropriate.
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

     Shareholders’ equity totaled $3.1 billion at March 31, 2007. This balance represented a slight increase from December 31, 2006.
     There were no share repurchases during the quarter under the current authorization, as all such repurchases have been suspended pending shareholder approval of the Sky Financial merger. At March 31, 2007, we had unused authority to repurchase up to 3.9 million common shares. This authorization may be used to help mitigate the dilutive earnings impact resulting from the issuance of stock options and restricted stock. All purchases under the current authorization will be made from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
     We evaluate several measures of capital, along with the customary three primary regulatory ratios: Tier 1 Risk-based Capital, Total Risk-based Capital, and Tier 1 Leverage.
     The Federal Reserve Board, which supervises and regulates the parent, sets minimum capital requirements for each of these regulatory capital ratios. In the calculation of these risk-based capital ratios, risk weightings are assigned to certain asset and off-balance sheet items such as interest rate swaps, loan commitments, and securitizations. Our Tier 1 Risk-based Capital, Total Risk-based Capital, Tier 1 Leverage ratios and risk-adjusted assets for five years are shown in Table 17 and are well in excess of minimum levels established for “well capitalized” institutions of 6.00%, 10.00%, and 5.00%, respectively.
     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At March 31, 2007, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
     At March 31, 2007, the tangible equity to assets ratio was 7.06%, up from 6.97% a year ago and 6.87% at December 31, 2006. At March 31, 2007, the tangible equity to risk-weighted assets ratio was 7.69%, down from 7.80% at the end of the year-ago quarter, but up slightly from 7.65% at December 31, 2006. The increase in the tangible equity to assets ratio was due primarily to increased retained earnings.
Table 18 — Capital Adequacy

	2007	2006
(in millions)	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (1)	$31,489	$31,155	$31,330	$31,614	$31,298

Tier 1 leverage ratio (1)	8.24%	8.00%	7.99%	7.62%	8.53%
Tier 1 risk-based capital ratio (1)	8.97	8.93	8.95	8.45	8.94
Total risk-based capital ratio (1)	12.81	12.79	12.81	12.29	12.91

Tangible equity / asset ratio	7.06	6.87	7.13	6.46	6.97
Tangible equity / risk-weighted assets ratio (1)	7.70	7.65	7.97	7.29	7.80
Average equity / average assets	8.63	8.70	8.30	8.39	8.15

(1)	Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
     On January 18, 2007, the board of directors declared a quarterly cash dividend on its common stock of $0.265 per common share payable April 2, 2007, to shareholders of record on March 15, 2007. Subsequent to the end of the 2007 first quarter, the board of directors on April 18, 2007, declared a quarterly cash dividend on its common stock of $0.265 per common share, payable July 2, 2007, to shareholders of record on June 15, 2007.

Table 19 — Quarterly Common Stock Summary

	2007	2006
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Common stock price, per share
High (1)	$24.140	$24.970	$24.820	$24.410	$24.750
Low (1)	21.610	22.870	23.000	23.120	22.560
Close	21.850	23.750	23.930	23.580	24.130
Average closing price	23.117	24.315	23.942	23.732	23.649

Dividends, per share
Cash dividends declared on common stock	$0.265	$0.250	$0.250	$0.250	$0.250

Common shares outstanding
Average — basic	235,586	236,426	237,672	241,729	230,968
Average — diluted	238,754	239,881	240,896	244,538	234,363
Ending	235,714	235,474	237,921	237,361	245,183

Book value per share	$12.95	$12.80	$13.15	$12.38	$12.56
Tangible book value per share	10.29	10.12	10.50	9.70	9.95

Common share repurchases
Number of shares repurchased	—	3,050	—	8,100	4,831

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.
ESTIMATING THE FINANCIAL IMPACT DUE TO THE UNIZAN MERGER
     The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans, and core deposits of $1.5 billion. Unizan results were only in consolidated results for a partial quarter in the 2006 first quarter, but fully impact all quarters thereafter. As a result, performance comparisons between 2007 first quarter and the 2006 first quarter periods are affected, as Unizan results were not in the prior period for a full quarter. In contrast, comparisons between the 2007 first and 2006 fourth quarter results are not affected given Unizan fully impacted both of these quarters. Comparisons of the 2007 first quarter compared with the 2006 first quarter reporting periods are impacted as follows:
•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $1.0 million in the 2006 first quarter, and a net cost recovery of $0.4 million in the 2006 fourth quarter.
     Given the impact of the merger on reported 2006 results, management believes that an understanding of the impacts of the merger is necessary to understand better underlying performance trends. When comparing post-merger period results to pre-merger periods, two terms relating to the impact of the Unizan merger on reported results are used:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent expenses associated with merger integration activities.
     The following methodology has been implemented to estimate the approximate effect of the Unizan merger used to determine “merger-related” impacts.

Balance Sheet Items
     For loans and leases, as well as core deposits, balances as of the acquisition date are pro-rated to the post-merger period being used in the comparison. To estimate the impact on 2006 first quarter average balances, one-third of the closing date balance was used as those balances were in reported results for only one month of the quarter. Full quarter estimated impacts for subsequent periods were developed using this same pro-rata methodology. This methodology assumes acquired balances remain constant over time.
Income Statement Items
     For income statement line items, Unizan’s actual full year results for 2005 were used for pro-rating the impact on post-merger periods. For example, to estimate the 2006 first quarter impact of the merger on personnel costs, one-twelfth of Unizan’s full-year 2005 personnel costs was used. Full quarter estimated impacts for subsequent periods were developed using this same pro-rata methodology. This results in an approximate impact since the methodology does not adjust for any unusual items or seasonal factors in Unizan’s 2005 reported results, or synergies realized since the merger date. The one exception to this methodology relates to the amortization of intangibles expense where the actual post-merger amount is used.
     Table 20 provides detail of changes to selected reported results to quantify the estimated impact of the Unizan merger and the impact of all other factors using this methodology:

Table 20 — Estimated Impact of Unizan Merger
2007 First Quarter versus 2006 First Quarter

					Unizan	Other
Average Loans and Deposits	First Quarter		Change		Merger
(in millions)	2007	2006	Amount	Percent	Related	Amount	Percent

Loans
Middle-market C&I	$6,070	$5,174	$896	17.3%	$47	$849	16.4%
Middle-market CRE	3,923	3,921	2	0.1	482	(480)	(12.2)
Small business	2,466	2,035	431	21.2	—	431	21.2

Total commercial	12,459	11,130	1,329	11.9	529	800	7.2

Automobile loans and leases	3,913	4,215	(302)	(7.2)	47	(349)	(8.3)
Home equity	4,913	4,833	80	1.7	149	(69)	(1.4)
Residential mortgage	4,496	4,306	190	4.4	272	(82)	(1.9)
Other consumer	422	447	(25)	(5.6)	112	(137)	(30.6)

Total consumer	13,744	13,801	(57)	(0.4)	580	(637)	(4.6)

Total loans	$26,203	$24,931	$1,272	5.1%	$1,109	$163	0.7%

Deposits
Demand deposits — non-interest bearing	$3,530	$3,436	$94	2.7%	$115	$(21)	(0.6)%
Demand deposits — interest bearing	2,349	1,974	375	19.0	61	314	15.9
Money market deposits	5,489	5,588	(99)	(1.8)	279	(378)	(6.8)
Savings and other domestic deposits	2,827	3,095	(268)	(8.7)	162	(430)	(13.9)
Core certificates of deposit	5,455	4,389	1,066	24.3	414	652	14.9

Total core deposits	19,650	18,482	1,168	6.3	1,031	137	0.7

Other deposits	4,801	4,546	255	5.6	120	135	3.0

Total deposits	$24,451	$23,028	$1,423	6.2%	$1,151	$272	1.2%

					Unizan		Other
Selected Income Statement Categories	First Quarter		Change		Merger	Merger
(in thousands)	2007	2006	Amount	Percent	Related	Costs	Amount	Percent

Net interest income — FTE	$259,602	$247,516	$12,086	4.9%	$11,796	$—	$290	0.1%

Service charges on deposit accounts	$44,793	$41,222	$3,571	8.7%	$1,052	$—	$2,519	6.1%
Trust services	25,894	21,278	4,616	21.7	1,102	—	3,514	16.5
Brokerage and insurance income	16,082	15,193	889	5.9	304	—	585	3.9
Bank owned life insurance income	10,851	10,242	609	5.9	524	—	85	0.8
Other service charges and fees	13,208	11,509	1,699	14.8	206	—	1,493	13.0
Mortgage banking income (loss)	9,351	13,194	(3,843)	(29.1)	172	—	(4,015)	(30.4)
Securities gains (losses)	104	(20)	124	N.M.	—	—	124	N.M.
Gains on sales of automobile loans	1,144	448	696	N.M.	—	—	696	N.M.
Other income	23,750	46,468	(22,718)	(48.9)	1,424	—	(24,142)	(52.0)

Total non-interest income	$145,177	$159,534	$(14,357)	(9.0)	$4,784	$—	$(19,141)	(12.0)

Personnel costs	$134,639	$131,557	$3,082	2.3%	$5,150	$—	$(2,068)	(1.6)%
Net occupancy	19,908	17,966	1,942	10.8	860	—	1,082	6.0
Outside data processing and other services	21,814	19,851	1,963	9.9	334	—	1,629	8.2
Equipment	18,219	16,503	1,716	10.4	344	—	1,372	8.3
Professional services	6,482	5,365	1,117	20.8	982	—	135	2.5
Marketing	7,696	7,301	395	5.4	178	—	217	3.0
Telecommunications	4,126	4,825	(699)	(14.5)	244	—	(943)	(19.5)
Printing and supplies	3,242	3,074	168	5.5	—	—	168	5.5
Amortization of intangibles	2,520	1,075	1,445	N.M.	1,379	—	66	6.1
Other expense	23,426	30,898	(7,472)	(24.2)	2,018	—	(9,490)	(30.7)

Total non-interest expense	$242,072	$238,415	$3,657	1.5	$11,489	$—	$(7,832)	(3.3)

LINES OF BUSINESS DISCUSSION
     This section reviews financial performance from a line of business perspective and should be read in conjunction with the Discussion of Results of Operations, note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, and other sections for a full understanding of consolidated financial performance.
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
     Use of Operating Earnings to Measure Segment Performance
     We use earnings on an operating basis, rather than on a GAAP basis, to measure underlying performance trends for each business segment. Operating earnings represent GAAP earnings adjusted to exclude the impact of the significant items. Analyzing earnings on an operating basis is very helpful in assessing underlying performance trends, a critical factor used to determine the success of strategies and future earnings capabilities. For the three months ended March 31, 2007 and 2006, operating earnings were the same as reported GAAP.
     Funds Transfer Pricing
     We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-based pool rate. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in Treasury/Other where it can be monitored and managed.
     Treasury function
     The Treasury function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities and bank owned life insurance.
     Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments such as bank owned life insurance income and any investment securities and trading assets gains or losses. Non-interest expense includes certain corporate administrative and other miscellaneous expenses not allocated to other business segments.
     The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury reflects a credit for income taxes representing the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

Regional Banking
(This section should be read in conjunction with Significant Items 2 and 5.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its eight operating regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provides these services through a banking network of 375 branches, over 1,000 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these five states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At March 31, 2007, Retail Banking accounted for 57% and 77% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
     We have a business model that emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making about the pricing and the offering of these products. Our strategy is to focus on building a deeper relationship with our customers by providing a “Simply the Best” service experience. This focus on service requires continued investments in state-of-the-art platform technology in our branches, award-winning retail and business websites for our customers, extensive development of associates, and internal processes that empower our local bankers to serve our customers better. We expect the combination of local decision-making and “Simply the Best” service will result in a competitive advantage and drive revenue and earnings growth.
Table 21 — Selected Quarterly Data for Regional Banking (1)

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	Amount	Percent

Net income — operating (1)	$83,013	$86,667	$(3,654)	(4.2)%
Return on average equity	27.1%	33.6%	(6.5)	(19.3)
Retail banking # DDA households (eop) (2)	562,768	517,277	45,491	8.8
Retail banking # new relationships 90-day cross-sell (average) (2)	2.79	2.81	(0.02)	(0.7)
Small business # business DDA relationships (eop) (2)	61,130	54,828	6,302	11.5
Small business # new relationships 90-day cross-sell (average) (2)	2.32	2.16	0.16	7.4
Commercial banking # customers (eop)(2)	5,316	4,914	402	8.2
Mortgage banking closed loan volume (in millions)(2)	$619	$596	$23	3.9
eop — End of Period.

(1)	Operating basis, see Lines of Business section for definition.

(2)	Periods prior to the second quarter of 2006 exclude Unizan.
2007 First Quarter versus 2006 First Quarter
     Regional Banking net operating earnings for the 2007 first quarter were $83.0 million, down $3.7 million, or 4%, from the prior-year period, and accounted for 87% of total company net operating earnings. Results were significantly impacted by the acquisition of Unizan. Results of the acquisition were not reflected in line-of-business results until 2006 second quarter although the acquisition closed March 1, 2006. The $3.7 million decline in net operating earnings reflected the negative impacts of a $20.8 million, or 15%, increase in non-interest expenses and a $12.1 million increase in provision for credit losses, partially offset by a $15.6 million increase in fully taxable equivalent revenue and a $13.5 million reduction in provision for income taxes. ROE was 27.1% for the 2007 first quarter, down from 33.6% in the prior-year period.
     Revenue growth reflected a $7.0 million, or 3%, increase in fully taxable equivalent net interest income which resulted from a $1.4 billion, or 8%, increase in average loan balances, partially offset by a 19 basis point decline in the net interest margin. The increase in average loan balances resulted primarily from the acquisition of Unizan and its related impact on results in the Eastern Ohio region. Growth in other banking regions was mostly due to improved sales efforts. The decline in the net interest margin resulted from lower spreads on loans and deposits acquired with the Unizan acquisition and continued competitive pressures across all regions, which contributed to spread compression in both loan and deposit portfolios. The following table presents the average loans and leases by region compared with the prior year:
Regional Banking Average Loans & Leases

		Change from
	First Quarter	First Quarter
(in millions of dollars)	2007	2006

Region
Central Ohio	$3,633	14%
Northern Ohio	2,656	6
Southern Ohio / Kentucky	2,181	4
Eastern Ohio	1,283	47
West Michigan	2,441	3
East Michigan	1,626	5
West Virginia	1,106	15
Indiana	959	(6)
Mortgage and equipment leasing groups	3,554	3

Total loans and leases	$19,439	8%

     Average loans and leases increased across most categories compared to the first quarter of 2006, primarily due to the Unizan acquisition, including residential mortgages, commercial loans, and home equity. Residential mortgage and home equity loan growth rates were 4% and 2%, respectively. The growth in residential mortgage loans was aided by a 4% increase in closed loan origination volume from 2006. Commercial loan growth reflected a 24% increase commercial and industrial loans as well as a 16% growth in Business Banking.
     The increase in the provision for credit losses resulted from a decline in the asset quality of the loan portfolios, largely in the regions of East Michigan, Northern Ohio, and Southern Ohio.
     Non-interest revenue grew $8.7 million, or 11%, again primarily reflecting the impact of the Unizan acquisition. Growth in non-interest income is largely driven by our “cross-sell” ratio as an indicator of our sales performance. This ratio measures success in selling multiple products to households. In Retail Banking, the 90-day cross-sell ratio was 2.79 products per household while the small business cross-sell ratio was 2.32 products per company.
     Additionally, the Unizan acquisition contributed to the expansion in our customer base. Period-end Retail Banking non-interest bearing checking account (DDA) households totaled 562,768, an increase of 45,491, or 9%, from one year ago. The number of small business DDA relationships increased 6,302, or 12%. We view the DDA as the primary banking relationship account, as most additional services are cross-

sold to customers after first establishing a DDA account. As a result, growth in average deposits was also broad-based, with the impact of the Unizan acquisition primarily impacting the Eastern Ohio region:
Regional Banking Average Deposits

		Change from
	First Quarter	First Quarter
(in millions of dollars)	2007	2006

Region
Central Ohio	$4,822	5%
Northern Ohio	3,636	1
Southern Ohio / Kentucky	2,285	11
Eastern Ohio	1,679	70
West Michigan	2,790	—
East Michigan	2,431	8
West Virginia	1,533	4
Indiana	870	17
Mortgage and equipment leasing groups	175	8

Total deposits	$20,221	8%

     The 8% increase in average deposits reflected 26% growth in time deposits. Interest bearing and non-interest bearing demand deposits grew 4% and 3%, respectively, from the year-ago period, while savings deposits declined 15%. The number of on-line consumer banking customers at March 31, 2007 grew 16% to 303,096 customers.

Dealer Sales
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,500 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Georgia, New Jersey, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, dealership real estate, or dealer working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
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
Table 22 — Selected Quarterly Data for Dealer Sales (1)

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	Amount	Percent

Net income — operating (1)	$12,497	$14,483	$(1,986)	(14)%
Return on average equity	26.4%	18.1%	8.3	46
Automobile loans production (in millions)	$447.4	$416.3	$31.1	7
Automobile leases production (in millions)	68.0	$73.9	(5.9)	(8)

(1)	Operating basis, see Lines of Business section for definition.
2007 First Quarter versus 2006 First Quarter
     Dealer Sales net operating earnings for the 2007 first quarter were $12.5 million, down $2.0 million, or 14%, from the prior-year period, and accounted for 13% of total company net operating earnings. This decline was primarily attributed to an 8% decline in average loan and lease balances, as well as an 11 basis point decline in the net interest margin.
     Direct finance lease average balances declined 24%, primarily reflecting continued softness in lease production levels resulting from low consumer demand and competitive pricing.
     Partially offsetting the declines in average lease balances was an 11% increase in average indirect automobile loans compared to the year-ago quarter. This growth reflected two factors: (1) the purchase of the residual portion of two matured 2003 automobile loan securitizations; and (2) growth indirectly attributed to the introduction of the “Huntington Plus” program for automobile dealers in the latter half of 2006. “Huntington Plus” is a program where lower credit-scored automobile loans are originated for dealers and then sold without recourse the next day to an independent third party. While this program does not directly impact average balances, it resulted in our becoming more of a full spectrum lender to the dealers, thereby influencing them to increase their overall allocation of prime automobile loan applications to Huntington.

This contributed to the 18% increase in higher credit score loan originations during the first quarter of 2007 as compared to the fourth quarter of 2006 and, accordingly, the growth in related average balances.
     The net interest margin on average loan and direct finance lease balances decreased from 2.68% for the first quarter of 2006 to 2.57% for the 2007 first quarter. This decline reflects a continuation of competitive pricing pressures and the resulting lower margins on new production as compared to margins on loans and leases that are being repaid.

Private Financial and Capital Markets Group
Objectives, Strategies, and Priorities
     The Private Financial and Capital Markets Group (PFCMG) provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 29 proprietary mutual funds, including 10 variable annuity funds, which represented approximately $4.1 billion in assets under management at March 31, 2007. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of more than 600 licensed investment sales representatives and licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
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
Table 23 — Selected Quarterly Data for Private Financial and Capital Markets Group (1)

	Three Months Ended March 31,		Change
(in thousands)	2007	2006	Amount	Percent

Net income — operating (1)	$11,756	$17,137	$(5,381)	(31.4)%
Return on average equity	28.4%	50.0%	(21.6)	(43.2)
Total brokerage and insurance income	$15,749	$13,498	$2,251	16.7
Total assets under management (in billions) (2)	12.6	10.9	1.7	15.6
Total trust assets (in billions) (2)	53.2	46.2	7.0	15.2

(1)	Operating basis, see Lines of Business section for definition.

(2)	Periods prior to the second quarter of 2006 exclude Unizan.
2007 First Quarter versus 2006 First Quarter
     PFCMG net operating earnings for the 2007 first quarter were $11.8 million, down $5.4 million, or 31%, from the prior-year period, and accounted for 12% of total company net operating earnings. The largest contributing factor to the decline from the year-ago quarter was an $8.5 million valuation adjustment on our equity investment portfolio, compared with a positive $1.4 million equity investment portfolio valuation adjustment in the year-ago quarter.
     We again had strong performance in our trust and asset management business. At March 31, 2007, assets under management were $12.6 billion, a 15% increase from March 31, 2006. Period end total trust assets were $53.2 billion, up 15%, with total trust fees for the quarter increasing 22% year-over-year. Results benefited from the Unizan acquisition completed in first quarter 2006 and the Unified Services acquisition completed as of December 31, 2006. Though neither had a significant impact on the year over year trust asset growth, they did contribute $3.7 million of the $4.6 million increase in trust income.

     Growth in assets under management reflected: (1) approximately $0.2 billion in new Huntington Asset Management Accounts (HAMA) were opened since March 31, 2006; (2) recent market expansion efforts as our Palm Beach and Orlando offices which opened in mid-year 2005, and the Dayton, Indianapolis, and St. Petersburg offices, which opened in the second quarter 2006, had combined managed assets of $0.2 billion as of March 31, 2007; and (3) solid investment performance of the Huntington proprietary mutual funds, which totaled $4.1 billion at quarter end, a 15% increase from the prior year. Period end equity fund assets totaled $1.6 billion, up 12%, as three of the eight equity funds eligible for rating had overall Morningstar “4 Star” or “5 Star” ratings, and one fixed income fund having a “5 Star” rating. Four of the eight equity funds ranked in the top 30% of funds in their respective category for total returns for the one year period ended March 31, 2007.
     Brokerage and insurance revenue increased $1.0 million, or 10%, with insurance revenue increasing $1.2 million, or 45%. The growth in brokerage revenue resulted primarily from strong growth in mutual fund sales reflective of improved market conditions, as well as growth in 12b-1 fees attributable to growth in customer account balances from a combination of increased sales and market appreciation. Total brokerage assets under administration were $5.6 billion at March 31, 2007, up from $5.1 billion a year ago. The increase in insurance revenue reflected a $0.3 million increase in advance market life agency business and revenues from the captive insurance company formed in the 2006 second quarter.
     Non-interest income declined $4.2 million, or 10%, reflecting the negative impact of the equity investment portfolio valuation adjustments and $2.7 million in mezzanine financing gains from the year-ago quarter that did not recur.
     Non-interest expense increased $9.5 million, or 31%, from the year-ago quarter reflecting increased expenses related to the Unizan and Unified acquisitions and increased expenses commensurate with the growth of revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2006 Form 10-K.
Item 4. Controls and Procedures
     Huntington maintains disclosure controls and procedures designed to ensure that the information disclosed in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported appropriately and on a timely basis. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures were effective.
     There have not been any changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable
PART II. OTHER INFORMATION
     In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6. Exhibits
(a) Exhibits

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

3.1	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.	000-02525	3(i)(c)

3.3	Amended and Restated Bylaws as of February 21, 2007.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.3

3.4	Articles Supplementary	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: May 4, 2007	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: May 4, 2007	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer