Form 10-Q
period 2007-06-30
HUNTINGTON BANCSHARES INC/MD
filed 2007-08-09
CIK 49196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
There were 365,924,668 shares of Registrant’s common stock ($0.01 par value) outstanding on July 31, 2007.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2007	2006
(in thousands, except number of shares)	June 30,	December 31,	June 30,

Assets
Cash and due from banks	$818,877	$1,080,163	$876,121
Federal funds sold and securities purchased under resale agreements	857,080	440,584	365,592
Interest bearing deposits in banks	271,133	74,168	37,576
Trading account securities	619,836	36,056	113,376
Loans held for sale	348,272	270,422	298,871
Investment securities	3,863,182	4,362,924	5,124,682
Loans and leases	26,811,513	26,153,425	26,354,581
Allowance for loan and lease losses	(307,519)	(272,068)	(287,517)

Net loans and leases	26,503,994	25,881,357	26,067,064

Bank owned life insurance	1,107,042	1,089,028	1,070,909
Premises and equipment	398,436	372,772	365,763
Goodwill	569,738	570,876	571,697
Other intangible assets	54,646	59,487	64,141
Accrued income and other assets	1,008,450	1,091,182	1,309,985

Total Assets	$36,420,686	$35,329,019	$36,265,777

Liabilities and Shareholders’ Equity Liabilities
Deposits	$24,599,912	$25,047,770	$24,592,932
Short-term borrowings	2,860,939	1,676,189	2,125,932
Federal Home Loan Bank advances	1,397,398	996,821	1,271,678
Other long-term debt	2,016,199	2,229,140	2,716,784
Subordinated notes	1,494,197	1,286,657	1,255,278
Accrued expenses and other liabilities	987,900	1,078,116	1,364,017

Total Liabilities	33,356,545	32,314,693	33,326,621

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — No par value and authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 235,474,366 and 237,361,333 shares, respectively.	—	2,560,569	2,552,094
Par value of $0.01 and authorized 1,000,000,000 shares at June 30, 2007; issued 257,866,255 shares; outstanding 236,244,063 shares	2,579	—	—
Capital surplus	2,565,185	—	—
Treasury shares at cost, 21,622,192; 22,391,889 and 20,504,922, respectively	(489,633)	(506,946)	(457,758)
Accumulated other comprehensive loss:
Unrealized (losses) gains on investment securities	(17,243)	14,254	(69,723)
Unrealized gains on cash flow hedging derivatives	18,158	17,008	28,915
Pension and other postretirement benefit adjustments	(81,705)	(86,328)	(3,283)
Retained earnings	1,066,800	1,015,769	888,911

Total Shareholders’ Equity	3,064,141	3,014,326	2,939,156

Total Liabilities and Shareholders’ Equity	$36,420,686	$35,329,019	$36,265,777

     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Interest and fee income
Loans and leases
Taxable	$466,904	$445,924	$928,045	$845,270
Tax-exempt	114	520	585	1,029
Investment securities
Taxable	49,684	60,852	104,799	112,960
Tax-exempt	6,528	5,894	12,621	11,606
Other	19,231	8,713	31,360	15,825

Total interest income	542,461	521,903	1,077,410	986,690

Interest expenses
Deposits	198,108	173,032	394,831	321,346
Short-term borrowings	23,271	20,969	43,108	35,634
Federal Home Loan Bank advances	16,009	17,077	28,519	31,565
Subordinated notes and other long-term debt	51,682	48,630	102,006	92,270

Total interest expense	289,070	259,708	568,464	480,815

Net interest income	253,391	262,195	508,946	505,875
Provision for credit losses	60,133	15,745	89,539	35,285

Net interest income after provision for credit losses	193,258	246,450	419,407	470,590

Service charges on deposit accounts	50,017	47,225	94,810	88,447
Trust services	26,764	22,676	52,658	43,954
Brokerage and insurance income	17,199	14,345	33,281	29,538
Other service charges and fees	14,923	13,072	28,131	24,581
Bank owned life insurance income	10,904	10,604	21,755	20,846
Mortgage banking income	7,122	13,616	16,473	26,810
Securities losses	(5,139)	(35)	(5,035)	(55)
Other income	34,403	41,516	59,297	88,432

Total non-interest income	156,193	163,019	301,370	322,553

Personnel costs	135,191	137,904	269,830	269,461
Outside data processing and other services	25,701	19,569	47,515	39,420
Net occupancy	19,417	17,927	39,325	35,893
Equipment	17,157	18,009	35,376	34,512
Marketing	8,986	10,374	16,682	17,675
Professional services	8,101	6,292	14,583	11,657
Telecommunications	4,577	4,990	8,703	9,815
Printing and supplies	3,672	3,764	6,914	6,838
Amortization of intangibles	2,519	2,992	5,039	4,067
Other expense	19,334	30,538	42,760	61,436

Total non-interest expense	244,655	252,359	486,727	490,774

Income before income taxes	104,796	157,110	234,050	302,369
Provision for income taxes	24,275	45,506	57,803	86,309

Net income	$80,521	$111,604	$176,247	$216,060

Average common shares — basic	236,032	241,729	235,809	236,349
Average common shares — diluted	239,008	244,538	238,881	239,451

Per common share
Net income — basic	$0.34	$0.46	$0.75	$0.91
Net income — diluted	0.34	0.46	0.74	0.90
Cash dividends declared	0.265	0.250	0.530	0.500
     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Six Months Ended June 30, 2006:
Balance, beginning of period	—	$—	257,866	$2,491,326	$—	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income									216,060	216,060
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized losses, net of tax of ($19,461).								(35,707)		(35,707)
Unrealized gains on cash flow hedging derivatives, net of tax of $7,382.								13,709		13,709

Total comprehensive income										194,062

Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521									12,110	12,110
Cash dividends declared ($0.50 per share)									(121,103)	(121,103)
Shares issued pursuant to acquisition				53,366		25,350	522,390			575,756
Recognition of the fair value of share-based compensation				8,547						8,547
Treasury shares purchased						(12,931)	(303,943)			(303,943)
Stock options exercised				(1,196)		880	18,445			17,249
Other				51		(44)	(1,074)			(1,023)

Balance, end of period	—	—	257,866	2,552,094	—	(20,505)	(457,758)	(44,091)	888,911	2,939,156

Six Months Ended June 30, 2007:
Balance, beginning of period	—	—	257,866	2,560,569	—	(22,392)	(506,946)	(55,066)	1,015,769	3,014,326
Comprehensive Income:
Net income									176,247	176,247
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($30,423)								(31,497)		(31,497)
Unrealized gains on cash flow hedging derivatives, net of tax of $619								1,150		1,150
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($2,188)								4,063		4,063
Prior service costs, net of tax of ($108)								200		200
Transition obligation, net of tax of ($194)								360		360

Total comprehensive income										150,523

Assignment of $0.01 par value per share for each share of Common Stock				(2,557,990)	2,557,990					—
Cash dividends declared ($0.53 per share)									(125,216)	(125,216)
Recognition of the fair value of share-based compensation					7,816					7,816
Stock options exercised					(2,851)	881	19,911			17,060
Other					2,230	(111)	(2,598)			(368)

Balance, end of period	—	$—	257,866	$2,579	$2,565,185	(21,622)	$(489,633)	$(80,790)	$1,066,800	$3,064,141

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the six months ended June 30, 2007 and 2006, the reclassification adjustments were $5,035, net of tax of ($1,762), and $55, net of tax of ($19), respectively.
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006

Operating activities
Net income	$176,247	$216,060
Adjustments to reconcile net income to net cash provided by operating activites:
Provision for credit losses	89,539	35,285
Depreciation and amortization	41,280	61,345
Increase in accrued income taxes	51,460	9,085
Deferred income tax benefit	(111,297)	(123,830)
Net increase in trading account securities	(583,780)	(27,290)
Pension contribution	—	(29,800)
Originations of loans held for sale	(1,280,343)	(1,318,453)
Principal payments on and proceeds from loans held for sale	1,185,067	1,313,926
Other, net	(51,260)	(233,826)

Net cash provided by operating activities	(483,087)	(97,498)

Investing activities
Increase in interest bearing deposits in banks	(123,345)	(12,089)
Net cash received in acquisitions	—	66,507
Proceeds from:
Maturities and calls of investment securities	242,945	241,871
Sales of investment securities	550,070	376,263
Purchases of investment securities	(340,837)	(1,024,048)
Proceeds from sales of loans	108,588	—
Net loan and lease originations, excluding sales	(817,197)	(246,265)
Proceeds from sale of operating lease assets	23,031	82,139
Purchases of premises and equipment	(53,029)	(12,645)
Other, net	6,989	(67)

Net cash used for investing activities	(402,785)	(528,334)

Financing activities
(Decrease) increase in deposits	(442,428)	495,827
Increase in short-term borrowings	1,184,750	157,532
Proceeds from issuance of subordinated notes	250,010	250,000
Proceeds from Federal Home Loan Bank advances	850,600	2,162,050
Maturity/redemption of Federal Home Loan Bank advances	(450,023)	(2,148,969)
Proceeds from issuance of long-term debt	—	935,000
Maturity of long-term debt	(240,099)	(635,549)
Dividends paid on common stock	(124,003)	(103,096)
Repurchases of common stock	—	(303,943)
Other, net	12,275	17,917

Net cash provided by financing activities	1,041,082	826,769

Increase in cash and cash equivalents	155,210	200,937
Cash and cash equivalents at beginning of period	1,520,747	1,040,776

Cash and cash equivalents at end of period	$1,675,957	$1,241,713

Supplemental disclosures:
Income taxes paid	$169,822	$194,505
Interest paid	580,982	463,979
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	48,484	46,884
Common stock and stock options issued for purchase acquisition	—	575,756
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
     On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented do not include the impact of the acquisition. See Note 3 for information regarding the acquisition.
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
Note 3 – Acquisition of Sky Financial Group, Inc.
     On July 1, 2007, Huntington completed its merger with Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction valued at $3.5 billion. Sky Financial operated over 330 banking offices and over 400 ATMs and served communities in Ohio, Pennsylvania, Indiana, Michigan, and West Virginia.
     Under the terms of the merger agreement, Sky Financial shareholders received 1.098 shares of Huntington common stock, on a tax-free basis, and a cash payment of $3.023 for each share of Sky Financial common stock. The assets and liabilities of the acquired entity were recorded on the Company’s balance sheet at their fair values as of the acquisition date.
     The following table shows the excess purchase price over carrying value of net assets acquired, preliminary purchase price allocation, and resulting goodwill:

(in thousands)	July 1, 2007

Purchase price	$3,519,213
Carrying value of net assets acquired	(1,111,393)

Excess of purchase price over carrying value of net assets acquired	2,407,820

Purchase accounting adjustments:
Loans and leases	120,245
Accrued income and other assets	(33,789)
Deposits	(13,057)
Other borrowings	4,267
Deferred federal income tax liability	89,987
Accrued expenses and other liabilities	73,819

Goodwill and other intangible assets	2,649,292
Less other intangible assets:
Core deposit intangible	(357,000)
Other identifiable intangible assets	(115,000)

Other intangible assets	(472,000)

Goodwill	$2,177,292

     Of the $2.6 billion of acquired intangible assets, $0.4 billion was assigned to core deposit intangible, and $0.1 billion was assigned to customer relationship intangibles. The core deposit and other identifiable intangible assets have useful lives ranging from 10 to 15 years.
     The cost to acquire Sky Financial has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed as additional information becomes available and plans are finalized. As such, it is not currently possible to report goodwill by segment.

     The following table summarizes the estimated fair value of the net assets acquired on July 1, 2007 related to the acquisition of Sky Financial:

(in thousands)	July 1, 2007

Assets
Loans held for sale	$81,188
Securities and other earning assets	852,209
Loans and leases	13,049,217
Goodwill and other intangible assets	2,649,292
Accrued income and other assets	822,247

Total assets	17,454,153

Liabilities
Deposits	12,850,629
Borrowings	866,175
Accrued expenses and other liabilities	218,136

Total liabilities	13,934,940

Purchase price	$3,519,213

Note 4 – Goodwill and Other Intangible Assets
     Goodwill by line of business as of June 30, 2007, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2007	$535,855	$—	$35,021	$—	$570,876
Adjustments	209	—	(1,347)	—	(1,138)

Balance, June 30, 2007	$536,064	$—	$33,674	$—	$569,738

     The change in goodwill for the six month period ended June 30, 2007, primarily related to purchase accounting adjustments from the December 31, 2006 acquisition of Unified Fund Services, Inc. and Unified Financial Securities, Inc. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at September 30th of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     At June 30, 2007, December 31, 2006 and June 30, 2006, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
June 30, 2007
Leasehold purchased	$23,655	$(20,038)	$3,617
Core deposit intangible	45,000	(11,230)	33,770
Borrower relationship	6,570	(730)	5,840
Trust customers	11,430	(1,317)	10,113
Other	1,437	(131)	1,306

Total other intangible assets	$88,092	$(33,446)	$54,646

December 31, 2006
Leasehold purchased	$23,655	$(19,631)	$4,024
Core deposit intangible	45,000	(7,525)	37,475
Borrower relationship	6,570	(456)	6,114
Trust customers	11,430	(796)	10,634
Other	1,622	(382)	1,240

Total other intangible assets	$88,277	$(28,790)	$59,487

June 30, 2006
Leasehold purchased	$23,655	$(19,224)	$4,431
Core deposit intangible	45,000	(3,010)	41,990
Borrower relationship	6,570	(182)	6,388
Trust customers	11,430	(327)	11,103
Other	382	(153)	229

Total other intangible assets	$87,037	$(22,896)	$64,141

     Amortization expense of other intangible assets for the three month periods ended June 30, 2007 and 2006, was $2.5 million and $3.0 million, respectively. Amortization expense of other intangible assets for the six month periods ended June 30, 2007 and 2006 was $5.0 million and $4.0 million, respectively
     Excluding the estimated amount that will be acquired with the acquisition of Sky Financial, the estimated amortization expense of other intangible assets for the remainder of 2007 and the next five annual years are as follows:

Amortization
(in thousands)	Expense

Fiscal year:
2007	$5,038
2008	8,888
2009	7,957
2010	7,132
2011	6,333
2012	4,982

Note 5 – Loan Sales and Securitizations
Automobile loans
     Huntington sold $117.9 million and $218.4 million of automobile loans in the second quarter of 2007 and 2006, respectively, resulting in pre-tax gains of $0.9 million and $0.5 million, respectively. For the six month periods ended June 30, 2007 and 2006, sales of automobile loans totaled $259.2 million and $388.2 million, respectively, resulting in pre-tax gains of $2.1 million and $1.0 million, respectively.
     Automobile loan servicing rights are acccounted for under the amortization provision of FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140. A servicing asset is established at fair value at the time of the sale. The servicing asset is then amortized against servicing income. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. The primary risk characteristic for measuring servicing assets is the payoff rate of the underlying loan pools. Valuation calculations rely on the predicted payoff assumption and, if actual payoff is quicker than expected, then future value would become impaired.
     Changes in the carrying value of automobile loan servicing rights for the three and six month periods ended June 30, 2007 and 2006, and the fair value at the end of each period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Carrying value, beginning of period	$7,186	$9,610	$7,916	$10,805
New servicing assets	874	1,364	1,900	2,362
Amortization	(1,781)	(1,989)	(3,537)	(4,182)

Carrying value, end of period	$6,279	$8,985	$6,279	$8,985

Fair value, end of period	$7,205	$10,486	$7,205	$10,486

     Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00% and other ancillary fees of approximately 0.40% to 0.45% of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $3.3 million and $3.4 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, servicing income was $6.4 million and $6.8 million, respectively.
Residential Mortgage Loans
     During the first quarter of 2007, Huntington sold $109.5 million of residential mortgage loans held for investment, resulting in a net pre-tax gain of $0.5 million. There were no sales of residential mortgage loans held for investment in the second quarter of 2007 or the first six months of 2006.

     The following table is a summary of the changes in mortgage servicing right (MSR) fair value during the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Fair value, beginning of period	$134,845	123,257	131,104	109,890
New servicing assets created	8,990	7,434	17,426	13,211
Servicing assets acquired	—	565	—	2,474
Change in fair value during the period due to:
Time decay (1)	(1,123)	(1,062)	(2,199)	(1,985)
Payoffs (2)	(3,326)	(2,231)	(5,888)	(4,840)
Changes in valuation inputs or assumptions (3)	16,034	8,281	14,977	17,494

Fair value, end of period	$155,420	$136,244	$155,420	$136,244

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.
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
     A summary of key assumptions and the sensitivity of the MSR value at June 30, 2007 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	10.95%	$(6,383)	$(12,292)
Discount rate	9.39	(6,074)	(11,700)
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
     Below is a summary of servicing fee income, a component of mortgage banking income, earned during the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Servicing fees	$6,976	$5,995	$13,796	$11,920
Late fees	640	551	1,348	1,161
Ancillary fees	273	89	528	341

Total fee income	$7,889	$6,635	$15,672	$13,422

Note 6 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years and over 10 years) of investment securities at June 30, 2007, December 31, 2006, and June 30, 2006:

	June 30, 2007		December 31, 2006		June 30, 2006
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$200	$201	$800	$800	$699	$704
1-5 years	548	546	1,046	1,056	21,924	21,083
6-10 years	—	—	—	—	504	522
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	748	747	1,846	1,856	23,127	22,309

Federal agencies
Mortgage backed securities
Under 1 year	2,896	2,888	1,848	1,847	350	347
1-5 years	11,110	11,105	9,560	9,608	32,033	30,619
6-10 years	3,501	3,476	4,353	4,355	549	519
Over 10 years	1,181,589	1,176,050	1,261,423	1,265,651	1,252,384	1,194,850

Total mortgage-backed Federal agencies	1,199,096	1,193,519	1,277,184	1,281,461	1,285,316	1,226,335

Other agencies
Under 1 year	99,751	99,531	—	—	45,000	44,284
1-5 years	49,668	49,357	149,819	149,853	249,604	237,742
6-10 years	—	—	98	96	50,000	45,922
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	149,419	148,888	149,917	149,949	344,604	327,948

Total Federal agencies	1,348,515	1,342,407	1,427,101	1,431,410	1,629,920	1,554,283

Municipal securities
Under 1 year	45	45	42	42	42	42
1-5 years	9,650	9,541	10,553	10,588	103	103
6-10 years	168,481	165,195	165,624	165,229	154,360	150,215
Over 10 years	503,199	496,378	410,248	415,564	430,118	421,243

Total municipal securities	681,375	671,159	586,467	591,423	584,623	571,603

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	727,026	723,515	586,088	590,062	749,019	731,031

Total private label CMO	727,026	723,515	586,088	590,062	749,019	731,031

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,000	30,000	30,056	30,000	30,000
6-10 years	—	—	—	—	—	—
Over 10 years	933,778	926,599	1,544,572	1,552,748	1,949,008	1,948,538

Total asset backed securities	963,778	956,599	1,574,572	1,582,804	1,979,008	1,978,538

Other Under 1 year	5,600	5,594	4,800	4,784	1,900	1,900
1-5 years	2,747	2,736	2,750	2,706	8,795	8,780
6-10 years	844	833	—	—	1,050	985
Over 10 years	44	86	44	86	44	43
Non-marketable equity securities	152,071	152,071	150,754	150,754	146,957	146,957
Marketable equity securities	7,053	7,435	6,481	7,039	108,025	108,253

Total other	168,359	168,755	164,829	165,369	266,771	266,918

Total investment securities	$3,889,801	$3,863,182	$4,340,903	$4,362,924	$5,232,468	$5,124,682

Duration in years (1)		3.8		3.2		3.0

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

     At June 30, 2007, non-marketable equity securities includes $123.0 million of stock of the Federal Home Loan Bank of Cincinnati and $29.1 million of stock of the Federal Reserve Bank.
     Gross losses on securities totaled $5.1 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, gross gains on securities totaled $5.0 million and gross losses totaled $10.0 million. Gross losses for the six months ended June 30, 2007 included $8.4 million of impairment losses on certain securities backed by mortgage loans to borrowers with low FICO scores. Including impairment recognized since the fourth quarter of 2006, at June 30, 2007, these securities had a carrying value of $9.3 million. Gross gains and losses from the sales of securities were not material for the three or six month periods ended June 30, 2006.
     As of June 30, 2007, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were caused by interest rate increases and other market related conditions. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at June 30, 2007.
Note 7 – Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued upon exercise of outstanding stock options, the vesting of restricted stock units, and the distribution of shares from deferred compensation plans. The calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Net income	$80,521	$111,604	$176,247	$216,060
Average common shares outstanding	236,032	241,729	235,809	236,349
Dilutive potential common shares	2,976	2,809	3,072	3,102

Diluted average common shares outstanding	239,008	244,538	238,881	239,451

Earnings per share
Basic	$0.34	$0.46	$0.75	$0.91
Diluted	0.34	0.46	0.74	0.90
     Options to purchase 9.4 million shares during the three month and six month periods ended June 30, 2007 and 5.6 million shares during the three month and six month periods ended June 30, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $24.60 and $24.61 per share and $25.68 and $25.67 per share for the three and six month periods ended June 30, 2007 and 2006, respectively.
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

     Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 28.8 million shares of common stock authorized for issuance under the plans at June 30, 2007, 19.8 million were outstanding and 9.0 million were available for future grants.
     Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. This model assumes that the estimated fair value of options is amortized over the options’ vesting periods. Compensation costs are included in personnel costs on the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Six Months Ended
	June 30,
	2007	2006

Assumptions
Risk-free interest rate	4.57%	4.58%
Expected dividend yield	4.45	4.20
Expected volatility of Huntington’s common stock	21.1	22.2
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$3.75	$4.23
     Huntington’s stock option activity and related information for the six month period ended June 30, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2007	20,573	$21.36
Granted	18	23.71
Exercised	(947)	18.33
Forfeited/expired	(342)	23.40

Outstanding at June 30, 2007	19,302	$21.47	4.4	$42,049

Exercisable at June 30, 2007	13,648	$20.86	4.1	$38,331

     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2007 and 2006, was $4.1 million and $5.9 million, respectively.
     Total share-based compensation expense was $3.9 million and $4.3 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, share-based compensation expense was $7.8 million and $8.5 million, respectively. Huntington also recognized $1.4 million and $1.5 million in tax benefits for the three months ended June 30, 2007 and 2006, respectively, related to share-based compensation. The tax benefits recognized related to share-based compensation for the six month periods ended June 30, 2007 and 2006 were $2.7 million and $3.0 million, respectively.
     Cash received from the exercise of options for the three month periods ended June 30, 2007 and 2006 was $10.7 million and $5.8 million, respectively. For the six month periods ended June 30, 2007 and 2006, cash received from option exercises were $14.6 million and $15.2 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $0.9 million for both the three month periods ended June 30, 2007 and 2006. For both of the six month periods ended June 30, 2007 and 2006, the tax benefit realized for the tax deductions from option exercises totaled $1.8 million.

     Huntington issues shares to fulfill stock option exercises and restricted stock units from available shares held in treasury. At June 30, 2007, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2007.
     The following table summarizes the status of Huntington’s restricted stock units as of and for the six months ended June 30, 2007:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share

Nonvested at January 1, 2007	468	$23.37
Granted	5	23.62
Vested	(6)	23.34
Forfeited	(13)	23.34

Nonvested at June 30, 2007	454	$23.38

     As of June 30, 2007, the total compensation cost related to restricted stock units not yet recognized was $7.0 million with a weighted-average expense recognition period of 2.1 years. The total fair value of restricted stock units vested during the six months ended June 30, 2007, was $0.1 million.
     As a result of the acquisition of Sky Financial, the outstanding stock options to purchase Sky Financial’s common stock were converted into 7.4 million options to purchase shares of Huntington common stock with a weighted average exercise price of $18.40.
Note 9 – Income Taxes
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been resolved through 2003. Various state and city jurisdictions remain open to examination for tax years 2000 and forward.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements. As of June 30, 2007, there were no unrecognized tax benefits.
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

     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$4,445	$4,414	$375	$383
Interest cost	5,966	5,539	667	565
Expected return on plan assets	(9,120)	(8,319)	—	—
Amortization of transition asset	2	—	276	276
Amortization of prior service cost	—	—	47	95
Settlements	1,000	1,000	—	—
Recognized net actuarial loss (gain)	3,116	4,377	(122)	(181)

Benefit expense	$5,409	$7,011	$1,243	$1,138

	Pension Benefits		Post Retirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$8,890	$8,723	$749	$720
Interest cost	11,933	11,078	1,334	1,130
Expected return on plan assets	(18,240)	(16,539)	—	—
Amortization of transition asset	3	—	552	552
Amortization of prior service cost	1	1	189	190
Settlements	2,000	2,000	—	—
Recognized net actuarial loss (gain)	6,231	8,754	(203)	(362)

Benefit expense	$10,818	$14,017	$2,621	$2,230

     There is no required minimum contribution for 2007 to the Plan.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.6 million for each of the three month periods ended June 30, 2007 and 2006, respectively. For the respective six-month periods, the cost was $1.4 million and $1.3 million.
     Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions dollar for dollar, up to the first 3% of base pay contributed to the plan. The match is 50 cents for each dollar on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $2.7 million and $2.6 million for the three month periods ended June 30, 2007 and 2006, respectively. For the respective six month periods, the cost was $5.4 million and $5.1 million.
     As a result of the acquisition of Sky Financial, Huntington will remeasure its pension and post retirement plan assets and liabilities as of July 1, 2007.

Note 11 – Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at June 30, 2007, December 31, 2006, and June 30, 2006, were as follows:

	June 30,	December 31,	June 30,
(in millions)	2007	2006	2006

Contract amount represents credit risk
Commitments to extend credit
Commercial	$4,602	$4,416	$4,021
Consumer	3,491	3,374	3,595
Commercial real estate	1,559	1,645	1,764
Standby letters of credit	1,230	1,156	1,121
Commercial letters of credit	48	54	54
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $3.8 million, $4.3 million, and $3.6 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At June 30, 2007, December 31, 2006, and June 30, 2006, Huntington had commitments to sell residential real estate loans of $484.5 million, $319.9 million, and $341.5 million, respectively. These contracts mature in less than one year.
Litigation:
     In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 12 – Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
     The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at June 30, 2007, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Deposits	$615,000	$315,000	930,000
Federal Home Loan Bank advances	—	525,000	525,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at June 30, 2007	$1,415,000	$840,000	$2,255,000

     The following table presents additional information about the interest rate swaps used in Huntington’s Asset and Liability Management activities at June 30, 2007:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps Receive fixed — generic	$810,000	9.1	$(34,481)	5.29%	5.57%
Receive fixed — callable	605,000	6.1	(18,942)	4.67	5.26
Pay fixed — generic	840,000	2.0	6,485	5.34	4.98

Total liability conversion swaps	$2,255,000	5.7	$(46,938)	5.14%	5.27%

     Interest rate caps used in Huntington’s Asset and Liability Management activities at June 30, 2007, are shown in the table below:

		Average
	Notional	Maturity	Fair	Weighted-Average
(in thousands )	Value	(years)	Value	Strike Rate

Interest rate caps — purchased	$500,000	1.6	$1,900	5.50%

     These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in a decrease to net interest income of $0.5 million and $0.8 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, the impact to net interest income was a decrease of $0.2 million and $0.2 million, respectively.
     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At June 30, 2007, December 31, 2006 and June 30, 2006, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $17.2 million, $42.6 million and $31.1 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
     During 2006, Huntington terminated certain interest rate swaps used to hedge the future expected cash flows of certain FHLB advances and deferred these gains in accumulated other comprehensive income. The deferred swap gains were being amortized into interest expense over the remaining terms of the outstanding advances. During the second quarter of 2007, Huntington prepaid the FHLB advances, and recognized a gain of $4.1 million, which represented the remaining unamortized portion of the terminated swap gains.

Derivatives Used in Mortgage Banking Activities
     The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities:

	June 30,	December 31,	June 30,
(in thousands)	2007	2006	2006

Derivative assets:
Interest rate lock agreements	$354	$236	$232
Forward trades and options	6,441	1,176	3,029

Total derivative assets	6,795	1,412	3,261

Derivative liabilities:
Interest rate lock agreements	(818)	(838)	(1,222)
Forward trades and options	(417)	(699)	(35)

Total derivative liabilities	(1,235)	(1,537)	(1,257)

Net derivative (liability) asset	$5,560	$(125)	$2,004

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
     Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $3.4 million and $2.2 million for the three month periods ended June 30, 2007 and 2006, respectively. For the six month periods ended June 30, 2007 and 2006, total trading revenue for customer accommodation was $6.8 million and $5.2 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $5.2 billion, $4.6 billion, and $4.6 billion at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $53.3 million, $40.0 million, and $64.4 million at the same dates.
     Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at June 30, 2007, was $475.0 million. The total notional amount corresponds to trading assets with a fair value of $0.3 million. Total losses for the three month periods ended June 30, 2007 and 2006 were $12.3 million and $5.8 million, respectively. Total losses for the six month periods ended June 30, 2007 and 2006 were $12.8 million and $9.3 million, respectively.
     In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.5 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.5 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

Note 13 – Shareholders’ Equity
Change in par value and shares authorized:
     During the second quarter, Huntington amended its charter to, among other things, assign a par value of $0.01 to each share of common stock. Shares of common stock previously had no assigned par value. Huntington also amended its charter to increase the number of authorized shares of common stock from 500 million shares to 1.0 billion shares.
Share Repurchase Program:
     On April 20, 2006, the Company announced that its board of directors authorized a new program for the repurchase of up to 15 million shares of common stock (the 2006 Repurchase Program). The 2006 Repurchase Program does not have an expiration date. The 2006 Repurchase Program cancelled and replaced the prior share repurchase program, authorized by the board of directors in 2005. The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three month period ended June 30, 2007. At the end of the period, 3,850,000 shares may be purchased under the 2006 Repurchase Program.
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
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers. As of June 30 2007, and excluding the impact of the Sky Financial acquisition, it operated in eight regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provided these services through a banking network of 375 branches, over 1,000 ATMs, along with Internet and telephone banking channels. It also provided certain services outside of these five states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 56% and 77% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,500 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Georgia, Nevada, New Jersey, North Carolina, New York, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases, finances the dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealerships, or dealer working capital needs, and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.

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

     Listed below are certain financial results by line of business. For the three and six month periods ended June 30, 2007 and 2006, operating earnings were the same as reported earnings.

	Three Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands )	Banking	Sales	PFCMG	Other	Consolidated

2007
Net interest income	$213,589	$32,333	$18,199	$(10,730)	$253,391
Provision for credit losses	(54,873)	(303)	(4,957)	—	(60,133)
Non-interest income	96,657	10,984	45,964	2,588	156,193
Non-interest expense	(166,469)	(18,618)	(41,063)	(18,505)	(244,655)
Income taxes	(31,116)	(8,539)	(6,350)	21,730	(24,275)

Operating / reported net income	$57,788	$15,857	$11,793	$(4,917)	$80,521

2006
Net interest income	$227,473	$34,784	$18,037	$(18,099)	$262,195
Provision for credit losses	(14,844)	949	(1,850)	—	(15,745)
Non-interest income	92,759	21,516	39,139	9,605	163,019
Non-interest expense	(177,245)	(28,103)	(38,116)	(8,895)	(252,359)
Income taxes	(44,850)	(10,201)	(6,024)	15,569	(45,506)

Operating / reported net income	$83,293	$18,945	$11,186	$(1,820)	$111,604

	Six Months Ended June 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2007
Net interest income	$428,589	$63,974	$37,376	$(20,993)	$508,946
Provision for credit losses	(77,329)	(8,048)	(4,162)	—	(89,539)
Non-Interest income	186,200	24,165	79,615	11,390	301,370
Non-Interest expense	(329,370)	(38,205)	(81,295)	(37,857)	(486,727)
Income taxes	(72,831)	(14,661)	(11,037)	40,726	(57,803)

Operating / reported net income	$135,259	$27,225	$20,497	$(6,734)	$176,247

2006
Net interest income	$435,553	$69,615	$35,606	$(34,899)	$505,875
Provision for credit losses	(25,234)	(6,813)	(3,238)	—	(35,285)
Non-Interest income	170,551	48,508	80,033	23,461	322,553
Non-Interest expense	(319,393)	(59,883)	(68,827)	(42,671)	(490,774)
Income taxes	(91,517)	(17,999)	(15,251)	38,458	(86,309)

Operating / reported net income	$169,960	$33,428	$28,323	$(15,651)	$216,060

	Assets at			Deposits at
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in millions)	2007	2006	2006	2007	2006	2006

Regional Banking	$21,681	$20,933	$21,035	$20,482	$20,231	$19,839
Dealer Sales	5,146	5,003	5,417	58	59	61
PFCMG	2,296	2,153	2,179	1,104	1,162	1,218
Treasury / Other	7,298	7,240	7,635	2,956	3,596	3,475

Total	$36,421	$35,329	$36,266	$24,600	$25,048	$24,593

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our bank subsidiaries, The Huntington National Bank and Sky Bank, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, reinsurance of private mortgage insurance; reinsurance of credit life and disability insurance; and other insurance and financial products and services. Our banking offices are located in Ohio, Michigan, Pennsylvania, West Virginia, Indiana, and Kentucky. Sky Insurance offers retail and commercial insurance agency services, through offices in Ohio, Pennsylvania, Michigan, Indiana, and West Virginia. Certain activities are also conducted in Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, and Vermont. International banking services are made available through our headquarters office in Columbus, a limited purpose office located in the Cayman Islands, and another located in Hong Kong. The Huntington National Bank (the Bank) was organized in 1866.
     The following discussion and analysis provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. The Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) appearing in our 2006 Annual Report on Form 10-K (2006 Form 10-K), as updated by the information contained in this report, should be read in conjunction with this discussion and analysis.
     You should note the following discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors and other items. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Items Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion - Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
Forward-Looking Statements
     This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. These include descriptions of products or services, plans or objectives for future operations, including statements about the benefits of any proposed or completed acquisitions, and forecasts of revenues, earnings, cash flows, or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.
     By their nature, forward-looking statements are subject to numerous assumptions, risks, and uncertainties. A number of factors could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to, the businesses of Huntington and that of any pending or completed acquisition may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from any acquisition may not be fully realized within the expected timeframes; disruption from any acquisition may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the acquisition may not be obtained on the proposed terms and schedule; if required by the acquisition, Huntington and/or the stockholders of the company of any pending or approved acquisition may not approve the merger; changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and other factors described in Item 1A of Huntington’s 2006 Annual Report on Form 10-K, the corresponding annual report on Form 10-K of any pending or approved acquisition, and other factors described from time to time in Huntington’s, or any pending or approved acquisition’s, other filings with the Securities and Exchange Commission (SEC).
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
Risk Factors
     We, like other financial companies, are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that we, or the Bank, will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Refer to the ‘Risk Management and Capital’ section for additional information regarding risk factors. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and subsequent filings with the SEC.
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
Acquisition of Sky Financial
     On July 1, 2007, we acquired Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction valued at approximately $3.5 billion. As of June 30, 2007, Sky Financial was a $16.7 billion diversified financial holding company with over 330 financial centers and over 400 ATMs. Sky Financial served communities in Ohio, Pennsylvania, Indiana, Michigan, and West Virginia. Sky Financial’s financial service affiliates included: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.
     Sky Financial results will be reflected in consolidated results beginning in the 2007 third quarter and, therefore, had no direct impact on balance sheet comparisons. Refer to the Significant Items Influencing Financial Comparisons section for additional information regarding the impact of the acquisition costs on period to period earnings comparisons.
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
Significant Items
     Certain components of the Income Statement are naturally subject to more volatility than others. As a result, analysts/investors may view such items differently in their assessment of performance compared with their expectations and/or any implications resulting from them on their assessment of future performance trends. It is a general practice of analysts/investors to try and determine their perception of what “underlying” or “core” earnings performance is in any given reporting period, as this typically forms the basis for their estimation of performance in future periods.
     Therefore, we believe the disclosure of certain “Significant Items” in current and prior period results aids analysts/investors in better understanding corporate performance so that they can ascertain for themselves what, if any, items they may wish to include/exclude from their analysis of performance; i.e., within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly.
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
Timing Differences
     Part of our regular business activities are by their nature volatile; e.g., capital markets income, gains and losses on the sale of loans, etc. While such items may generally be expected to occur within a full year reporting period, they may vary significantly from period to period. Such items are also typically a component of an Income Statement line item and not, therefore, readily discernable. By specifically disclosing such items, analysts/investors can better assess how, if at all, to adjust their estimates of future performance.
Other Items
     From time to time an event or transaction might significantly impact revenues, expenses or taxes in a particular reporting period that are judged to be one-time, short-term in nature, and/or materially outside typically expected performance. Examples would be (1) merger costs as they typically impact expenses for only a few quarters during the period of transition; e.g., restructuring charges, asset valuation adjustments, etc.; (2) changes in an accounting principle; (3) one-time tax assessments/refunds; (4) a large gain/loss on the sale of an asset; (5) outsized commercial loan net charge-offs; and other items deemed significant. By disclosing such items, analysts/investors can better assess how, if at all, to adjust their estimates of future performance.
Provision for Credit Losses
     While the provision for credit losses may vary significantly between periods, we typically exclude it from the list of “Significant Items”, unless in our view, there is a significant specific credit(s) that is causing distortion in the period.
     Provision expense is always an assumption in analyst/investor expectations of earnings, and we believe there is apparent agreement among them that provision expense is included in their definition of “underlying” or “core” earnings, unlike “timing differences” or “other items”. In addition, provision expense is an individual Income Statement line item so its value is easily known and, except in very rare situations, the amount in any reporting period always exceeds $0.01 per share. Also, the factors influencing the level of provision expense receive detailed additional disclosure and analysis so that analysts/investors have information readily available to understand the underlying factors that result in the reported provision expense amount.
     In addition, provision expense trends usually increase/decrease in a somewhat orderly pattern in conjunction with credit quality cycle changes; i.e., as credit quality improves provision expense generally declines and vice versa. While they may have differing views regarding magnitude and/or trends in provision expense, we believe every analyst and most investors incorporate a provision expense estimate in their financial performance estimates.

Other Exclusions
     “Significant Items” for any particular period are not intended to be a complete list of items that may significantly impact future periods. A number of factors, including those described in Huntington’s 2006 Annual Report on Form 10-K and other factors described from time to time in Huntington’s other filings with the Securities and Exchange Commission, could also significantly impact future periods.
Summary
     Earnings comparisons of 2007 second quarter performance with that of the 2007 first and 2006 second quarters were impacted by a number of factors, some related to changes in the economic and competitive environment, while others reflected specific strategies, changes in accounting practices, the impact of mergers, or other significant items. Understanding the nature and implications of these factors on financial results is important in understanding our income statement, balance sheet, and credit quality trends and the comparison of the current quarter performance with that of previous quarters. The key factors impacting the current reporting period comparisons are more fully described in the Significant Items Influencing Financial Performance Comparisons section, which follows this summary discussion of results.
2007 Second Quarter versus 2006 Second Quarter
     Net income for the second quarter of 2007 was $80.5 million, or $0.34 per common share, compared with $111.6 million, or $0.46 per common share, in the comparable year-ago quarter. This $31.1 million decrease in net income primarily reflected the negative impacts of:
•	$44.4 million increase in provision for credit losses, reflecting a higher allowance for credit losses (ACL) on both an absolute basis and as a percentage of total loans and leases. This was due to significant deterioration in commercial credit quality, primarily in the eastern Michigan single-family homebuilder sector. Three credit relationships, two in the single-family home builder sector, and one northern Ohio commercial credit to an auto industry-related manufacturing company, accounted for $24.8 million ($16.1 million after tax, or $0.07 per common share) of the increase in provision for credit losses. These three credits, along with increases in other monitored credits, accounted for a significant portion of the increase in non-performing loans (NPLs) and the ACL. The residential real estate market in eastern Michigan continued to deteriorate during the quarter, reflecting a significant downturn in home sales activity. The spring and early-summer selling season is extremely important for homebuilders, and softness was expected. However, in the case of eastern Michigan, the impact turned out to be far worse than anticipated, particularly for the two noted relationships. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$8.8 million, or 3%, decline in net interest income. This reflected the unfavorable impact of a $0.3 billion, or 1%, decrease in average earning assets and a decrease in the fully taxable equivalent net interest margin of 8 basis points to 3.26%. The decline in average earning assets was due to a decline in average investment securities as part of our overall interest rate risk management strategy. This negative impact was partially offset by an increase in average total loans and leases, which increased $0.2 billion, or 1%, primarily reflecting growth in commercial loans, partially offset by declines in total consumer loans. (See Net Interest Income discussion for details.)

•	$6.8 million, or 4%, decline in total non-interest income. This reflected the negative impacts of a decline in other income due to the continued decline in automobile operating lease income, investment securities losses due to impairment of certain investment securities, and a negative mortgage servicing rights (MSR) fair value adjustment, net of hedge-related trading activity. Partially offsetting these negative impacts was growth in trust services, brokerage and insurance income, service charges on deposit accounts, and other service charges and fees. (See Non-interest Income discussion for details.)
Partially offset by:
•	$21.2 million reduction in federal income tax expense, primarily due to the decrease in pre-tax income. (See Provision for Income Taxes discussion for details.)

•	$7.7 million, or 3%, decline in total non-interest expense. This reflected a decrease in other expense due to the continued decline in automobile operating lease expense and the recognition of a $4.1 million gain on the repayment of FHLB debt. Personnel and marketing expenses also declined. Partially offsetting these declines were increases in outside data processing and other services expense, as well as professional services expense, due primarily to Sky Financial merger costs. (See Non-interest Expense discussion for details.)
     The return on average assets (ROA) and return on average equity (ROE) in the 2007 second quarter were 0.92% and 10.6%, respectively, compared with 1.25% and 14.9%, respectively, in the year-ago quarter. The return on average tangible shareholders’ equity (ROTE) in the 2007 second quarter was 13.6%, compared with 19.3% in the year-ago quarter (see Table 1).
2007 Second Quarter versus 2007 First Quarter
     Net income for the second quarter of 2007 was $80.5 million, or $0.34 per common share, compared with $95.7 million, or $0.40 per common share, in the prior quarter. This $15.2 million decrease in net income primarily reflected the negative impacts of:
•	$30.7 million increase in the provision for credit losses. This reflected a higher ACL on both an absolute basis and as a percentage of total loans and leases, due to significant deterioration in commercial credit quality, primarily in the eastern Michigan single-family homebuilder sector. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$2.6 million, or 1%, increase in total non-interest expense. This reflected increases in outside data processing and other services, professional services and marketing expenses, primarily reflecting Sky Financial merger costs. (See Non-interest Expense discussion for details.)

•	$2.2 million, or 1%, decline in net interest income. This reflected the unfavorable impact of a 10 basis point decline in the net interest margin, due primarily to the negative impact of higher non-accrual loans, including accrued interest reversals. Average total earning assets increased 1%, reflecting growth in average total loans and leases, as well as other earning assets, mostly trading account assets and interest bearing deposits in banks. (See Net Interest Income discussion for details.)
Partially offset by:
•	$9.3 million reduction in federal income tax expense, primarily due to the decrease in pre-tax income. (See Provision for Income Taxes discussion for details)

•	$11.0 million increase in total non-interest income. This reflected the benefit of an increase in other income due to equity investment gains in the current quarter compared with such losses in the prior quarter, and growth in service charges on deposit accounts, other service charges and fees, and brokerage and insurance income. These benefits were partially offset by investment securities impairment losses in the current period, and a decline in mortgage banking income due to a net loss on MSR fair value adjustments, net of hedge-related trading activity. (See Non-interest Income discussion for details.)
     The ROA and ROE in the 2007 second quarter were 0.92% and 10.6%, respectively, compared with 1.11% and 12.9%, respectively, in the 2007 first quarter. The ROTE in the 2007 second quarter was 13.6%, compared with 16.5% in the prior quarter (see Table 1).
2007 First Six Months versus 2006 First Six Months
     Net income for the first six month period of 2007 was $176.2 million, or $0.74 per common share, compared with $216.1 million, or $0.90 per common share, in the comparable year-ago period. This $39.8 million decrease in net income primarily reflected the negative impacts of:
•	$54.3 million increase in provision for credit losses, reflecting a higher ACL on both an absolute basis and as a percentage of total loans and leases. This was due to significant deterioration in commercial credit quality, primarily in the eastern Michigan single-family homebuilder sector. Two credit relationships in this sector, along with increases in monitored credits, and a middle market commercial and industrial (C&I) loan in northern Ohio, accounted for a significant portion of the increase in NPLs and the ACL. (See Provision for Credit Losses and the Credit Risk discussions for details.)

•	$21.2 million, or 7%, decline in total non-interest income. This reflected the negative impacts of a decline in other income due to the continued decline in automobile operating lease income (down $24.7 million), a decline in mortgage banking income reflecting negative MSR fair value adjustments, net of hedge-related trading activity, and investment securities losses due to impairment of certain investment securities. Partially offsetting these negative impacts was growth in trust services, service charges on deposit accounts, brokerage and insurance income, and other service charges and fees. (See Non-interest Income discussion for details.)
Partially offset by:
•	$28.5 million reduction in federal income tax expense, primarily due to the decrease in pre-tax income. (See Provision for Income Taxes discussion for details.)

•	$4.0 million, or 1%, decline in total non-interest expense. This reflected a decrease in other expense due to the continued decline in automobile operating lease expense (down $18.4 million), and a decline in telecommunication expenses, partially offset by increases in outside data process and other services, net occupancy and professional services due primarily to Sky Financial merger costs, as well as Unizan merger-related expenses. (See Non-interest Expense discussion for details.)

•	$3.1 million, or 1%, increase in net interest income. This reflected the favorable impact of a $0.4 billion, or 1%, increase in average earning assets, partially offset by the negative impact of a 2 basis point decline in the fully taxable equivalent net interest margin to 3.31%. The increase in average earning assets was driven by a $0.7 billion, or 3%, increase in average total loans, consisting of a 9% increase in average total commercial loans, partially offset by a 2% decline in average total consumer loans. (See Net Interest Income discussion for details.)
     The ROA and ROE for the first six month period of 2007 were 1.01% and 11.7%, respectively, compared with 1.26% and 15.2%, respectively, in the comparable year-ago period. The ROTE for the first six months of 2007 was 15.1%, compared with 18.7% in the comparable year-ago period (see Table 1).

Table 1 — Selected Quarterly Income Statement Data (1), (6)

	2007			2006
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Interest income	$542,461	$534,949	$544,841	$538,988	$521,903
Interest expense	289,070	279,394	286,852	283,675	259,708

Net interest income	253,391	255,555	257,989	255,313	262,195
Provision for credit losses	60,133	29,406	15,744	14,162	15,745

Net interest income after provision for credit losses	193,258	226,149	242,245	241,151	246,450

Service charges on deposit accounts	50,017	44,793	48,548	48,718	47,225
Trust services	26,764	25,894	23,511	22,490	22,676
Brokerage and insurance income	17,199	16,082	14,600	14,697	14,345
Other service charges and fees	14,923	13,208	13,784	12,989	13,072
Bank owned life insurance income	10,904	10,851	10,804	12,125	10,604
Mortgage banking (loss) income	7,122	9,351	6,169	8,512	13,616
Securities (losses) gains	(5,139)	104	(15,804)	(57,332)	(35)
Other income	34,403	24,894	38,994	35,711	41,516

Total non-interest income	156,193	145,177	140,606	97,910	163,019

Personnel costs	135,191	134,639	137,944	133,823	137,904
Outside data processing and other services	25,701	21,814	20,695	18,664	19,569
Net occupancy	19,417	19,908	17,279	18,109	17,927
Equipment	17,157	18,219	18,151	17,249	18,009
Marketing	8,986	7,696	6,207	7,846	10,374
Professional services	8,101	6,482	8,958	6,438	6,292
Telecommunications	4,577	4,126	4,619	4,818	4,990
Printing and supplies	3,672	3,242	3,610	3,416	3,764
Amortization of intangibles	2,519	2,520	2,993	2,902	2,992
Other expense	19,334	23,426	47,334	29,165	30,538

Total non-interest expense	244,655	242,072	267,790	242,430	252,359

Income before income taxes	104,796	129,254	115,061	96,631	157,110
Provision (benefit) for income taxes (2)	24,275	33,528	27,346	(60,815)	45,506

Net income	$80,521	$95,726	$87,715	$157,446	$111,604

Average common shares — diluted	239,008	238,754	239,881	240,896	244,538

Per common share
Net income — diluted	$0.34	$0.40	$0.37	$0.65	$0.46
Cash dividends declared	0.265	0.265	0.250	0.250	0.250

Return on average total assets	0.92%	1.11%	0.98%	1.75%	1.25%
Return on average total shareholders’ equity	10.6	12.9	11.3	21.0	14.9
Return on average tangible shareholder’s equity (3)	13.6	16.5	14.5	27.1	19.3
Net interest margin (4)	3.26	3.36	3.28	3.22	3.34
Efficiency ratio (5)	57.8	59.2	63.3	57.8	58.1
Effective tax rate	23.2	25.9	23.8	(62.9)	29.0

Revenue — fully taxable equivalent (FTE)
Net interest income	$253,391	$255,555	$257,989	$255,313	$262,195
FTE adjustment	4,127	4,047	4,115	4,090	3,984

Net interest income (4)	257,518	259,602	262,104	259,403	266,179
Non-interest income	156,193	145,177	140,606	97,910	163,019

Total revenue(4)	$413,711	$404,779	$402,710	$357,313	$429,198

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these key factors.

(2)	The third quarter of 2006 includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003.

(3)	Net income less expense for amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average identifiable intangible assets and goodwill.

(4)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(5)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

(6)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented do not include the impact of the acquisition.

Table 2 — Selected Year to Date Income Statement Data (1), (5)

	Six Months Ended June 30,		Change
(in thousands, except per share amounts)	2007	2006	Amount	Percent

Interest income	$1,077,410	$986,690	$90,719	9.2%
Interest expense	568,464	480,815	87,649	18.2

Net interest income	508,946	505,875	3,071	0.6
Provision for credit losses	89,539	35,285	54,254	N.M.

Net interest income after provision for credit losses	419,407	470,590	(51,183)	(10.9)

Service charges on deposit accounts	94,810	88,447	6,363	7.2
Trust services	52,658	43,954	8,704	19.8
Brokerage and insurance income	33,281	29,538	3,743	12.7
Other service charges and fees	28,131	24,581	3,550	14.4
Bank owned life insurance income	21,755	20,846	909	4.4
Mortgage banking income	16,473	26,810	(10,337)	(38.6)
Securities (losses) gains (1)	(5,035)	(55)	(4,980)	N.M.
Other income	59,297	88,432	(29,135)	(32.9)

Total non-interest income	301,370	322,553	(21,183)	(6.6)

Personnel costs	269,830	269,461	369	0.1
Outside data processing and other services	47,515	39,420	8,095	20.5
Net occupancy	39,325	35,893	3,432	9.6
Equipment	35,376	34,512	864	2.5
Marketing	16,682	17,675	(993)	(5.6)
Professional services	14,583	11,657	2,926	25.1
Telecommunications	8,703	9,815	(1,112)	(11.3)
Printing and supplies	6,914	6,838	76	1.1
Amortization of intangibles	5,039	4,067	972	23.9
Other expense	42,760	61,436	(18,676)	(30.4)

Total non-interest expense	486,727	490,774	(4,047)	(0.8)

Income before income taxes	234,050	302,369	(68,319)	(22.6)
Provision for income taxes	57,803	86,309	(28,506)	(33.0)

Net income	$176,247	$216,060	$(39,813)	(18.4)%

Average common shares — diluted	238,881	239,451	(570)	(0.2)%

Per common share
Net income per common share — diluted	$0.74	$0.90	$(0.16)	(17.8)%
Cash dividends declared	0.530	0.500	0.030	6.0

Return on average total assets	1.01%	1.26%	(0.25)%	(19.8)%
Return on average total shareholders’ equity	11.7	15.2	(3.5)	(23.0)
Return on average tangible shareholders’ equity (2)	15.1	18.7	(3.6)	(19.3)
Net interest margin (3)	3.31	3.33	(0.02)	(0.6)
Efficiency ratio (4)	58.5	58.2	0.3	0.5
Effective tax rate	24.7	28.5	(3.8)	(13.3)

Revenue — fully taxable equivalent (FTE)
Net interest income	$508,946	$505,875	$3,071	0.6%
FTE adjustment (3)	8,174	7,820	354	4.5

Net interest income	517,120	513,695	3,425	0.7
Non-interest income	301,370	322,553	(21,183)	(6.6)

Total revenue	$818,490	$836,248	$(17,758)	(2.1)%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these key factors.

(2)	Net income less expense for amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average identifiable intangible assets and goodwill.

(3)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(4)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains/(losses).

(5)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented do not include the impact of the acquisition.

Significant Items Influencing Financial Performance Comparisons
     Earnings comparisons from the beginning of 2006 through the second quarter of 2007 were impacted by a number of factors summarized below.
1.	Balance Sheet Restructuring. In third and fourth quarters of 2006, we utilized the excess capital resulting from the third quarter’s favorable resolution to certain federal income tax audits to restructure certain under-performing components of the balance sheet. Total securities losses as a result of these actions totaled $73.3 million. The refinancing of FHLB funding and the sale of mortgage loans resulted in total charges of $4.4 million, resulting in total balance sheet restructuring costs of $77.7 million ($0.21 per common share). Our actions impacted 2006 third and fourth quarter results as follows:
•	$57.5 million pre-tax ($0.16 per common share) negative impact in the 2006 third quarter from securities impairment. Subsequent to the end of the quarter, the company initiated a review of its investment securities portfolio. The objective of this review was to reposition the portfolio to optimize performance in light of changing economic conditions and other factors. A total of $2.1 billion of securities, primarily consisting of U.S. Treasury, agency securities, and mortgage-backed securities, as well as certain other asset-backed securities, were identified as other-than-temporarily impaired as a result of this review.

•	$20.2 million pre-tax ($13.1 million after tax or $0.05 per common share) negative impact in the 2006 fourth quarter related to costs associated with the completion of the balance sheet restructuring. This consisted of $9.0 million pretax of investment securities losses as well as $6.8 million of additional impairment on certain asset-backed securities not included in the third quarter restructuring, and $4.4 million pre-tax of other balance sheet restructuring expenses, most notably FHLB funding refinancing costs.
2.	Sky Financial Group Acquisition. The merger with Sky Financial Group (Sky Financial) was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.7 billion, including $13.2 billion of loans and core deposits of $12.0 billion. Sky Financial results will be reflected in consolidated results beginning in the 2007 third quarter and, therefore, had no direct impact on balance sheet comparisons. Nevertheless, the 2007 first and second quarters reflected merger costs of $0.8 million and $7.6 million, respectively.

3.	Unizan Acquisition. The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans and core deposits of $1.5 billion. Unizan results were only in consolidated results for a partial quarter in the 2006 first quarter, but fully impacted all quarters thereafter. As a result, performance comparisons between the 2007 second quarter and 2006 second quarter periods, as well as comparisons between the 2007 second quarter and 2007 first quarter periods, are unaffected. However, comparisons between the 2007 six-month period and 2006 six-month period are affected, as Unizan results were included in the 2006 period for four months. Comparisons of the first six months of 2007 with the first six months of 2006 are impacted as follows:
•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $1.0 million in the 2006 first quarter, $2.6 million in the 2006 second quarter, $0.5 million in the 2006 third quarter, and a net cost recovery of $0.4 million in the 2006 fourth quarter.
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
An analysis reflecting the estimated impact of the Unizan merger on our reported average balance sheet and income statement can be found in Table 24 – Estimated Impact of Unizan Merger.
4.	Mortgage servicing rights (MSRs) and related hedging. MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. A hedging strategy is used to minimize the impact from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity. Mortgage banking income included the following net impact of MSR hedging activity (reference Table 8):

($in millions)	Pre-tax	After tax	Per Common Share
1Q07	$(2.0)	$(1.3)	$(0.01)
2Q07	(4.8)	(3.1)	(0.01)

6 Mo. 2007	$(6.8)	$(4.4)	$(0.02)

1Q06	$(0.6)	$(0.4)	$—
2Q06	1.5	1.0	—

6 Mo. 2006	$1.0	$0.6	$—
3Q06	0.0	0.0	—
4Q06	(2.5)	(1.6)	(0.01)

12 Mo. 2006	($1.6)	$(1.0)	$—
Beginning in the first quarter of 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140), which allowed us to carry MSRs at fair value. This resulted in a $5.1 million pre-tax ($0.01 per common share) positive impact in the 2006 first quarter (this impact is not reflected in the above table). Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income. MSR assets are included in other assets (reference Tables 2, 5, and 6).
5.	Significant commercial loan provision expense. Performance for the 2007 second quarter included $24.8 million ($16.1 million after tax, or $0.07 per common share) in provision for credit losses associated with three credit relationships, two in the East Michigan single-family home builder sector, and one northern Ohio commercial credit to an auto industry-related manufacturing company.

6.	Effective tax rate. For 2006, impacts included an $84.5 million ($0.35 per common share) reduction of federal income tax expense from the release of tax reserves as a result of the resolution of the federal income tax audit for 2002 and 2003, and the recognition of a federal tax loss carry back.

7.	Other significant items influencing earnings performance comparisons. In addition to other items discussed separately in this section, a number of other items impacted financial results. These included:
2007 — Second Quarter
•	$2.3 million pre-tax ($1.5 million after tax or $0.01 per common share) in equity investment gains.

•	$5.1 million pre-tax ($3.3 million after tax or $0.01 per common share) of impairment loss on certain investment securities backed by mortgage loans to borrowers with low FICO scores.

•	$4.1 million pre-tax ($2.7 million after tax or $0.01 per common share) gain from the repayment of FHLB debt.
2007 — First Quarter
•	$8.5 million pre-tax ($5.5 million after tax or $0.02 per common share) in equity investment losses, resulting from investments in three hedge funds.

•	$1.9 million pre-tax ($1.2 million after tax or $0.01 per common share) negative impact due to litigation losses.

2006 — Fourth Quarter
•	$10.0 million pre-tax ($6.5 million after tax or $0.03 per common share) contribution to the Huntington Foundation.
•	$5.2 million pre-tax ($3.6 million after tax or $0.02 per common share) increase in automobile lease residual value losses. This increase reflected higher relative losses on vehicles sold at auction, most notably high-line imports and larger sport utility vehicles.
•	$4.5 million pre-tax ($2.9 million after tax or $0.01 per common share) in severance and consolidation expenses. This reflected severance-related expenses associated with a reduction of 75 Regional Banking staff positions, as well as costs associated with the retirements of a vice chairman and an executive vice president.
•	$3.3 million pre-tax ($2.1 million after tax or $0.01 per common share) in equity investment gains.
•	$2.6 million pre-tax ($1.7 million after tax or $0.01 per common share) gain related to the sale of MasterCard® stock.
2006 — Third Quarter
•	$2.1 million pre-tax ($0.01 per common share) negative impact associated with the write-down of equity method investments.
2006 — Second Quarter
•	$2.3 million pre-tax ($1.5 million after tax or $0.1 per common share) positive impact from equity investment gains.
2006 — First Quarter
•	$2.3 million pre-tax ($1.5 million after tax or $0.01 per common share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans.
       Table 3 reflects the earnings impact of the above-mentioned significant items for periods affected by this Discussion of Results of Operations:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	June 30, 2007		March 31, 2007		June 30, 2006

(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income – reported earnings	$80.5		$95.7		$111.6
Earnings per share, after tax		$0.34		$0.40		$0.46
Change from prior quarter — $		(0.06)		0.03		0.01
Change from prior quarter — %		(15.0)%		8.1%		2.2%

Change from a year-ago — $		$(0.12)		$(0.05)		$0.01
Change from a year-ago — %		(26.1)%		(11.1)%		2.2%

Significant items – favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Debt repayment gain	$4.1	$0.01	$—	$—	$—	$—
Equity investment gains (losses)	2.3	0.01	(8.5)	(0.02)	2.3	0.01
Significant commercial loan provision expense	(24.8)	(0.07)	—	—	—	—
Merger costs	(7.6)	(0.02)	—	—	(2.6)	(0.01)
Securities impairment	(5.1)	(0.01)	—	—	—	—
MSR fair value adjustments, net of hedge-related trading activity	(4.8)	(0.01)	(2.0)	(0.01)	—	—
Litigation losses	—	—	(1.9)	(0.01)	—	—

	Six Months Ended
	June 30, 2007		June 30, 2006

(in millions)	After-tax	EPS	After-tax	EPS

Net income – reported earnings	$176.2		$216.1
Earnings per share, after tax		$0.74		$0.90
Change from a year-ago — $		(0.16)		0.04
Change from a year-ago — %		(17.8)%		4.7%

Significant items – favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS

Debt repayment gain	$4.1	$0.01	$—	$—
Significant commercial loan provision expense	(24.8)	(0.07)	—	—
Merger costs	(8.4)	(0.02)	(3.7)	(0.01)
MSR fair value adjustments, net of hedge-related trading activity	(6.8)	(0.02)	1.0	0.01
Equity investment (losses) gains	(6.2)	(0.02)	3.8	0.01
Securities impairment	(5.1)	(0.01)	—	—
Litigation losses	(1.9)	(0.01)	—	—
Change in value of MSR, net of hedging	—	—	5.1	0.01
Adjustment to defer home equity annual fees	—	—	(2.3)	(0.01)

(1)	Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these items.

(2)	Pre-tax unless otherwise noted.

Net Interest Income
(This section should be read in conjunction with Significant Items 1 and 3.)
2007 Second Quarter versus 2006 Second Quarter
     Fully taxable equivalent net interest income decreased $8.7 million, or 3%, from the year-ago quarter, reflecting the unfavorable impact of a $0.3 billion, or 1%, decrease in average earning assets and a decrease in the fully taxable equivalent net interest margin of 8 basis points to 3.26%. The decline in the net interest margin reflected a reversal of accrued interest on new non-accrual loans and higher funding costs. Average total loans and leases increased $0.2 billion, or 1%, primarily reflecting growth in commercial loans, partially offset by declines in total consumer loans.
     Average total commercial loans increased $0.9 billion, or 7%. This growth reflected a $0.7 billion, or 13%, increase in average middle market C&I loans and a $0.1 billion, or 6%, increase in average small business loans. Average middle market commercial real estate (CRE) loans were essentially unchanged.
     Average total consumer loans declined $0.6 billion, or 4%. This reflected a $0.3 billion, or 6%, decrease in average residential mortgages due to the sale of $0.4 billion loans over the three previous quarters. These sales were part of our interest rate risk management strategy. Average home equity loans declined 1%.
     Compared with the year-ago quarter, average total automobile loans and leases decreased $0.3 billion, or 6%, with strong growth in automobile loans offset by the continued decline in automobile leases due to low consumer demand and competitive pricing.
     Average automobile loans increased $0.3 billion, or 14%. This growth was indirectly related to the introduction of the “Huntington Plus” program for automobile dealers late last year. This is a program where lower credit-scored automobile loans are originated for dealers and then sold without recourse the next day to an independent third party. As such, this program does not directly impact average balances. However, it has influenced dealers to increase their overall allocation of prime automobile loan applications to Huntington, and it contributed to the 7% increase in prime loan production during the quarter and growth in related average balances.
     Average total investment securities decreased 23% from the year-ago quarter, reflecting our strategy to reduce the level of investment securities as part of our interest rate risk management strategy.
     Average total core deposits in the 2007 second quarter increased $0.4 billion, or 2%, from the year-ago quarter. The increase reflected strong growth in average interest bearing demand deposits, up $0.2 billion, or 10%. Average core certificates of deposit increased $0.5 billion, or 10%, resulting from continued customer demand for higher, fixed rate deposit products. In contrast, average savings and other domestic deposits declined $0.2 billion, or 8%, and average money market accounts declined $0.1 billion.
2007 Second Quarter versus 2007 First Quarter
     Compared with the 2007 first quarter, fully taxable equivalent net interest income decreased $2.1 million, or 1%. The net interest margin declined 10 basis points to 3.26%. The decrease in net interest income was a result of the impact of higher non-accrual loans resulting in the reversal of $1.7 million of accrued interest and higher funding costs.
     Average total loans and leases increased 1% with good growth in average total commercial loans, partially offset by a decline in average total consumer loans. Average total commercial loans increased $0.4 billion, or 3%, from the prior quarter, reflecting good growth across all regions except Michigan and Northwest Ohio.
     Average residential mortgages decreased $0.1 billion, or 3%, reflecting the impact of the sale of $109.5 million of residential mortgages at the end of the 2007 first quarter. Average home equity loans increased 1% due to continued growth in the retail channel. The broker channel portfolio continued to decline, reflecting less emphasis on broker-originated home equity loans.
     Compared with the 2007 first quarter, average total automobile loans and leases declined 1%. The decline primarily reflected a 9% decline in average automobile leases due to continued portfolio runoff, although lease production increased seasonally 32% from the 2007 first quarter. Average automobile loans increased 5% from the 2007 first quarter, reflecting a 12% increase in automobile loan production.
     Average investment securities decreased $0.3 billion, or 7%, from the 2007 first quarter, reflecting portfolio runoff from a planned reduction in the level of investment securities as part of our interest rate risk management.
     Average total core deposits increased 1% from the 2007 first quarter, reflecting growth in both consumer and commercial core deposits. Average non-interest bearing demand deposits increased 2% and average interest bearing demand deposits increased 2%. Average core certificates of deposit increased 2%, reflecting the same factors impacting comparisons to the year-ago quarter noted above. Average savings and other domestic deposits increased 1% while average money market deposits declined slightly.
     Tables 4 and 5 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 4 — Consolidated Quarterly Average Balance Sheets

						Change
Fully taxable equivalent basis	2007		2006			2Q07 vs 2Q06
(in millions)	Second	First	Fourth	Third	Second	Amount	Percent

Assets
Interest bearing deposits in banks	$259	$93	$77	$75	$36	$223	N.M. %
Trading account securities	230	48	116	96	100	130	N.M.
Federal funds sold and securities purchased under resale agreements	574	503	531	266	285	289	N.M.
Loans held for sale	291	242	265	275	287	4	1.4
Investment securities:
Taxable	3,253	3,595	3,792	4,364	4,494	(1,241)	(27.6)
Tax-exempt	629	591	594	581	556	73	13.1

Total investment securities	3,882	4,186	4,386	4,945	5,050	(1,168)	(23.1)
Loans and leases:(1)
Commercial:
Middle market commercial and industrial	6,209	6,070	5,882	5,651	5,512	697	12.6
Middle market commercial real estate:
Construction	1,245	1,151	1,170	1,129	1,248	(3)	(0.2)
Commercial	2,865	2,772	2,839	2,846	2,845	20	0.7

Middle market commercial real estate	4,110	3,923	4,009	3,975	4,093	17	0.4
Small business	2,499	2,466	2,421	2,413	2,351	148	6.3

Total commercial	12,818	12,459	12,312	12,039	11,956	862	7.2

Consumer:
Automobile loans	2,322	2,215	2,111	2,079	2,044	278	13.6
Automobile leases	1,551	1,698	1,838	1,976	2,095	(544)	(26.0)

Automobile loans and leases	3,873	3,913	3,949	4,055	4,139	(266)	(6.4)
Home equity	4,973	4,913	4,973	5,041	5,029	(56)	(1.1)
Residential mortgage	4,351	4,496	4,635	4,748	4,629	(278)	(6.0)
Other loans	424	422	430	430	448	(24)	(5.4)

Total consumer	13,621	13,744	13,987	14,274	14,245	(624)	(4.4)

Total loans and leases	26,439	26,203	26,299	26,313	26,201	238	0.9
Allowance for loan and lease losses	(297)	(278)	(282)	(291)	(293)	(4)	(1.4)

Net loans and leases	26,142	25,925	26,017	26,022	25,908	234	0.9

Total earning assets	31,675	31,275	31,674	31,970	31,959	(284)	(0.9)

Cash and due from banks	748	826	830	823	832	(84)	(10.1)
Intangible assets	626	627	631	634	638	(12)	(1.9)
All other assets	2,398	2,480	2,617	2,633	2,554	(156)	(6.1)

Total Assets	$35,150	$34,930	$35,470	$35,769	$35,690	$(540)	(1.5)%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,591	$3,530	$3,580	$3,509	$3,594	$(3)	(0.1)%
Demand deposits — interest bearing	2,404	2,349	2,219	2,169	2,187	217	9.9
Money market deposits	5,466	5,489	5,548	5,689	5,591	(125)	(2.2)
Savings and other domestic deposits	2,863	2,827	2,849	2,923	3,106	(243)	(7.8)
Core certificates of deposit	5,591	5,455	5,380	5,334	5,083	508	10.0

Total core deposits	19,915	19,650	19,576	19,624	19,561	354	1.8
Other domestic deposits of $100,000 or more	1,124	1,219	1,282	1,141	1,086	38	3.5
Brokered deposits and negotiable CDs	2,682	3,020	3,252	3,307	3,263	(581)	(17.8)
Deposits in foreign offices	552	562	598	521	474	78	16.5

Total deposits	24,273	24,451	24,708	24,593	24,384	(111)	(0.5)
Short-term borrowings	2,075	1,863	1,832	1,660	2,042	33	1.6
Federal Home Loan Bank advances	1,329	1,128	1,121	1,349	1,557	(228)	(14.6)
Subordinated notes and other long-term debt	3,470	3,487	3,583	3,921	3,428	42	1.2

Total interest bearing liabilities	27,556	27,399	27,664	28,014	27,817	(261)	(0.9)

All other liabilities	960	987	1,142	1,276	1,284	(324)	(25.2)
Shareholders’ equity	3,043	3,014	3,084	2,970	2,995	48	1.6

Total Liabilities and Shareholders’ Equity	$35,150	$34,930	$35,470	$35,769	$35,690	$(540)	(1.5)%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	2007		2006
Fully taxable equivalent basis (1)	Second	First	Fourth	Third	Second

Assets
Interest bearing deposits in banks	6.47%	5.13%	5.50%	5.23%	7.05%
Trading account securities	5.74	5.27	4.10	4.32	4.51
Federal funds sold and securities purchased under resale agreements	5.28	5.24	5.35	5.13	4.75
Loans held for sale	5.79	6.27	6.01	6.24	6.23
Investment securities:
Taxable	6.11	6.13	6.05	5.49	5.34
Tax-exempt	6.69	6.66	6.68	6.80	6.83

Total investment securities	6.20	6.21	6.13	5.64	5.51
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7.39	7.48	7.55	7.40	7.49
Middle market commercial real estate:
Construction	7.62	8.41	8.37	8.49	8.02
Commercial	7.34	7.64	7.57	7.86	6.92

Middle market commercial real estate	7.42	7.87	7.80	8.05	7.25
Small business	7.30	7.24	7.18	7.13	6.94

Total commercial	7.38	7.56	7.56	7.56	7.30

Consumer:
Automobile loans	7.10	6.92	6.75	6.62	6.48
Automobile leases	5.34	5.25	5.21	5.10	5.01

Automobile loans and leases	6.39	6.25	6.03	5.88	5.74
Home equity	7.63	7.67	7.75	7.62	7.46
Residential mortgage	5.61	5.54	5.55	5.46	5.39
Other loans	9.57	9.52	9.28	9.41	9.21

Total consumer	6.69	6.58	6.58	6.46	6.35

Total loans and leases	7.03	7.05	7.04	6.96	6.79

Total earning assets	6.92%	6.98%	6.86%	6.73%	6.55%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	1.22	1.21	1.04	0.97	0.86
Money market deposits	3.85	3.78	3.75	3.66	3.32
Savings and other domestic deposits	2.16	2.02	1.90	1.75	1.59
Core certificates of deposit	4.79	4.72	4.58	4.40	4.10

Total core deposits	3.49	3.41	3.32	3.20	2.89
Other domestic deposits of $100,000 or more	5.30	5.32	5.29	5.18	4.83
Brokered deposits and negotiable CDs	5.53	5.50	5.53	5.50	5.12
Deposits in foreign offices	3.16	2.99	3.18	3.12	2.68

Total deposits	3.84	3.81	3.78	3.66	3.34
Short-term borrowings	4.50	4.32	4.21	4.10	4.12
Federal Home Loan Bank advances	4.76	4.44	4.50	4.51	4.34
Subordinated notes and other long-term debt	5.96	5.77	5.96	5.75	5.67

Total interest bearing liabilities	4.20%	4.14%	4.12%	4.02%	3.74%

Net interest rate spread	2.72%	2.84%	2.74%	2.71%	2.81%
Impact of non-interest bearing funds on margin	0.54	0.52	0.54	0.51	0.53

Net interest margin	3.26%	3.36%	3.28%	3.22%	3.34%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2007 First Six Months versus 2006 First Six Months
     Fully taxable equivalent net interest income for the first six month period of 2007 increased $3.4 million, or 1%, from the comparable year-ago period. This reflected the favorable impact of a $0.4 billion, or 1%, increase in average earning assets partially offset by a 2 basis point decline in the fully taxable equivalent net interest margin to 3.31%. The decline in the net interest margin reflected a reversal of accrued interest on new non-accrual loans and higher funding costs. Average total loans and leases increased $0.7 billion, or 3%. The Unizan merger contributed $0.6 billion of the increase.
     Average total commercial loans increased $1.1 billion, or 9%, with the Unizan merger contributing $0.3 billion. This growth reflected a $0.8 billion, or 15%, increase in average middle market C&I loans and a $0.3 billion, or 13%, increase in average small business loans. Average middle market CRE loans were essentially unchanged.
     Average total consumer loans declined $0.3 billion, or 2%, despite a positive impact of $0.3 billion from the Unizan merger. The $0.3 billion decline primarily reflecting a $0.5 billion, or 25%, decrease in average automobile leases reflecting the continued decline in automobile leases due to low consumer demand and competitive pricing. In contrast, average total automobile loans increased $0.3 billion, or 12%, with this growth indirectly related to the introduction of the “Huntington Plus” program for automobile dealers late last year. Average total residential mortgages declined slightly despite a positive impact of $0.1 billion from the Unizan merger, reflecting the impact of planned sales. Average home equity loans increased slightly, but would have declined modestly without the favorable impact of the Unizan merger.
     Average total investment securities decreased 17% from the year-ago six-month period, reflecting our strategy to reduce the level of investment securities as part of our interest rate risk management strategy.
     Average total core deposits for the first six month period of 2007 increased $0.8 billion, or 4%, from the comparable year-ago period, with Unizan contributing $0.5 billion of the increase. The increase reflected strong growth in average core certificates of deposit, up $0.8 billion, or 17%, resulting from continued customer demand for higher, fixed rate deposit products. Average interest bearing demand deposits increased $0.3 billion, or 14%. In contrast, average savings and other domestic deposits declined $0.3 billion, or 8%, and average money market accounts declined $0.1 billion, or 2%.

Table 6 — Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Six Months Ending June 30,		Change		Six Months Ending June 30,
(in millions of dollars)	2007	2006	Amount	Percent	2007	2006

Assets
Interest bearing deposits in banks	$212	$29	$183	N.M. %	5.09%	7.38%
Trading account securities	139	83	56	67.5	5.66	4.19
Federal funds sold and securities purchased under resale agreements	538	243	295	N.M.	5.26	4.56
Loans held for sale	266	281	(15)	(5.3)	6.01	6.08
Investment securities:
Taxable	3,423	4,317	(894)	(20.7)	6.12	5.19
Tax-exempt	610	552	58	10.5	6.67	6.77

Total investment securities	4,033	4,869	(836)	(17.2)	6.21	5.37
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	6,140	5,348	792	14.8	7.44	7.29
Middle market commercial real estate:
Construction	1,199	1,352	(153)	(11.3)	8.00	7.76
Commercial	2,820	2,656	164	6.2	7.49	6.62

Middle market commercial real estate	4,019	4,008	11	0.3	7.64	7.00
Small business	2,481	2,194	287	13.1	7.27	6.77

Total commercial	12,640	11,550	1,090	9.4	7.47	7.09

Consumer:
Automobile loans	2,269	2,019	250	12.4	7.01	6.44
Automobile leases	1,624	2,157	(533)	(24.7)	5.29	4.99

Automobile loans and leases	3,893	4,176	(283)	(6.8)	6.29	5.69
Home equity	4,943	4,932	11	0.2	7.65	7.19
Residential mortgage	4,423	4,468	(45)	(1.0)	5.58	5.37
Other loans	423	448	(25)	(5.6)	9.55	8.80

Total consumer	13,682	14,024	(342)	(2.4)	6.65	6.22

Total loans and leases	26,322	25,574	748	2.9	7.04	6.61

Allowance for loan and lease losses	(288)	(288)	—	—

Net loans and leases	26,034	25,286	748	3.0

Total earning assets	31,510	31,079	431	1.4	6.95%	6.38%

Cash and due from banks	752	823	(71)	(8.6)
Intangible assets	626	500	126	25.2
All other assets	2,441	2,486	(45)	(1.8)

Total Assets	$35,041	$34,600	$441	1.3%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$3,561	$3,515	$46	1.3%	—%	—%
Demand deposits — interest bearing	2,377	2,081	296	14.2	1.21	0.79
Money market deposits	5,477	5,590	(113)	(2.0)	3.81	3.18
Savings and other domestic time deposits	2,845	3,101	(256)	(8.3)	2.08	1.54
Core certificates of deposit	5,523	4,738	785	16.6	4.76	3.98

Total core deposits	19,783	19,025	758	4.0	3.45	2.78
Other domestic time deposits of $100,000 or more	1,171	1,012	159	15.7	5.31	4.70
Brokered deposits and negotiable CDs	2,850	3,203	(353)	(11.0)	5.51	4.91
Deposits in foreign offices	557	469	88	18.8	3.07	2.65

Total deposits	24,361	23,709	652	2.8	3.83	3.21
Short-term borrowings	1,970	1,856	114	6.1	4.41	3.87
Federal Home Loan Bank advances	1,229	1,505	(276)	(18.3)	4.61	4.17
Subordinated notes and other long-term debt	3,478	3,392	86	2.5	5.87	5.44

Total interest bearing liabilities	27,477	26,947	530	2.0	4.16	3.59

All other liabilities	974	1,275	(301)	(23.6)
Shareholders’ equity	3,029	2,863	166	5.8

Total Liabilities and Shareholders’ Equity	$35,041	$34,600	$441	1.3%

Net interest rate spread					2.79	2.79
Impact of non-interest bearing funds on margin					0.52	0.54

Net interest margin					3.31%	3.33%

N.M., not a meaningful value

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Items 3, 5, and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the ALLL and the AULC at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments.
     The provision for credit losses in the 2007 second quarter was $60.1 million, up $44.4 million from the year-ago quarter, and up $30.7 million from the 2007 first quarter. The provision for credit losses in the 2007 second quarter exceeded same period net charge-offs by $25.6 million. The increases in the provision for credit losses relative to both the year-ago quarter and the prior quarter were attributable to increases in both the transaction and economic reserve components of the allowance for loan losses. Compared with the prior quarter, the transaction reserve component increased 5 basis points and the economic reserve component increased 2 basis points. The increase in the transaction reserve component reflected the impact of increasing monitored credits, primarily resulting from softness in the residential and commercial real estate markets in the Midwest.
Non-Interest Income
(This section should be read in conjunction with Significant Items 1, 3, 4 and 7.)
     Table 7 reflects non-interest income detail for each of the past five quarters and the first six month periods of 2007 and 2006.
Table 7 — Non-Interest Income

	2007		2006			2Q07 vs 2Q06
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Service charges on deposit accounts	$50,017	$44,793	$48,548	$48,718	$47,225	$2,792	5.9%
Trust services	26,764	25,894	23,511	22,490	22,676	4,088	18.0
Brokerage and insurance income	17,199	16,082	14,600	14,697	14,345	2,854	19.9
Other service charges and fees	14,923	13,208	13,784	12,989	13,072	1,851	14.2
Bank owned life insurance income	10,904	10,851	10,804	12,125	10,604	300	2.8
Mortgage banking (loss) income	7,122	9,351	6,169	8,512	13,616	(6,494)	(47.7)
Securities (losses)/gains (1)	(5,139)	104	(15,804)	(57,332)	(35)	(5,104)	N.M.
Other income	34,403	24,894	38,994	35,711	41,516	(7,113)	(17.1)

Total non-interest income	$156,193	$145,177	$140,606	$97,910	$163,019	$(6,826)	(4.2)%

	Six Months Ended June 30,		YTD 2007 vs 2006
(in thousands)	2007	2006	Amount	Percent

Service charges on deposit accounts	$94,810	$88,447	$6,363	7.2%
Trust services	52,658	43,954	8,704	19.8
Brokerage and insurance income	33,281	29,538	3,743	12.7
Other service charges and fees	28,131	24,581	3,550	14.4
Bank owned life insurance income	21,755	20,846	909	4.4
Mortgage banking income	16,473	26,810	(10,337)	(38.6)
Securities losses	(5,035)	(55)	(4,980)	N.M.
Other income	59,297	88,432	(29,135)	(32.9)

Total non-interest income	$301,370	$322,553	$(21,183)	(6.6)%

N.M., not a meaningful value.

(1)	Includes $57.5 million of securities impairment losses for the third quarter of 2006.
     Table 8 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters and for the first six month periods of 2007 and 2006.

Table 8 — Mortgage Banking Income and Net Impact of MSR Hedging

	2007		2006			2Q07 vs 2Q06
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$6,771	$4,940	$4,057	$3,070	$7,091	$(320)%	(4.5)%
Servicing fees	6,976	6,820	6,662	6,077	5,995	981	16.4
Amortization of capitalized servicing (1)	(4,449)	(3,638)	(3,835)	(4,484)	(3,293)	(1,156)	(35.1)
Other mortgage banking income	2,822	3,247	1,778	3,887	2,281	541	23.7

Sub-total	12,120	11,369	8,662	8,550	12,074	46	0.4
MSR valuation adjustment (1)	16,034	(1,057)	(1,907)	(10,716)	8,281	7,753	93.6
Net trading gains (losses) related to MSR hedging	(21,032)	(961)	(586)	10,678	(6,739)	(14,293)	N.M.

Total mortgage banking (loss) income	$7,122	$9,351	$6,169	$8,512	$13,616	$(6,494)	(47.7)%

Capitalized mortgage servicing rights (2)	$155,420	$134,845	$131,104	$129,317	$136,244	$19,176	14.1%
Total mortgages serviced for others (2)	8,693,000	8,494,000	8,252,000	7,994,000	7,725,000	968,000	12.5
MSR % of investor servicing portfolio	1.79%	1.59%	1.59%	1.62%	1.76%	0.03%	1.7

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$16,034	$(1,057)	$(1,907)	$(10,716)	$8,281	$7,753	93.6%
Net trading gains (losses) related to MSR hedging	(21,032)	(961)	(586)	10,678	(6,739)	(14,293)	N.M.
Net interest income related to MSR hedging	248	—	(2)	38	—	248	—

Net impact of MSR hedging	$(4,750)	$(2,018)	$(2,495)	$—	$1,542	$(6,292)	N.M. %

	Six Months Ended June 30,		YTD 2007 vs 2006
(in thousands)	2007	2006	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$11,711	$11,090	$621	5.6%
Servicing fees	13,796	11,920	1,876	15.7
Amortization of capitalized servicing (1)	(8,087)	(6,825)	(1,262)	18.5
Other mortgage banking income	6,069	4,507	1,562	34.7

Sub-total	23,489	20,692	2,797	13.5
MSR valuation adjustment (1)	14,977	17,494	(2,517)	(14.4)
Net trading gains (losses) related to MSR hedging	(21,993)	(11,377)	(10,616)	93.3

Total mortgage banking income	$16,473	$26,809	$(10,336)	(38.6)%

Capitalized mortgage servicing rights (2)	$155,420	$136,244	$19,176	14.1%
Total mortgages serviced for others (2)	8,693,000	7,725,000	968,000	12.5
MSR % of investor servicing portfolio	1.79%	1.76%	0.03%	1.7

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$14,977	$17,494	$(2,517)	(14.4)%
Net trading gains (losses) related to MSR hedging	(21,993)	(11,377)	(10,616)	93.3
Net interest income related to MSR hedging	248	—	248	—

Net impact of MSR hedging	$(6,768)	$6,117	$(12,885)	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2007 Second Quarter versus 2006 Second Quarter
     Non-interest income decreased $6.8 million, or 4%, from the year-ago quarter, reflecting:
•	$7.5 million decline in other income, primarily related to a $10.5 million decrease in automobile operating lease income as that portfolio continued its run off since no automobile operating leases have been originated since April 2002. Partially offsetting this decline were higher derivative fees and fees related to the Huntington Plus program.

•	$6.5 million, or 48%, decline in mortgage banking income, driven entirely by the negative net impact of MSR hedging. The net impact of MSR hedging included in mortgage banking income represented a $5.0 million loss in the 2007 second quarter, compared with a gain of $1.5 million in the 2006 second quarter. Core mortgage banking income was essentially flat compared with the year-ago quarter.

•	$5.1 million of impairment losses on certain investment securities backed by mortgage loans to borrowers with low FICO scores.
Partially offset by:
•	$4.1 million, or 18%, increase in trust services income, reflecting (1) a $2.3 million increase in institutional trust income largely due to the acquisition of Unified Fund Services, Inc. in December 2006, (2) a $1.2 million increase in fees from Huntington Funds, reflecting 13% fund asset growth, and (3) a $0.6 million increase in personal trust fees.

•	$2.9 million, or 20%, increase in brokerage and insurance income, reflecting strong growth in mutual fund and annuity sales.

•	$2.8 million, or 6%, increase in service charges on deposit accounts, reflecting a $2.0 million, or 7%, increase in personal service charges, primarily NSF/OD, and a $0.8 million, or 5%, increase in commercial service charge income.

•	$1.9 million, or 14%, increase in other service charges and fees, primarily reflecting a $1.7 million, or 18%, increase in fees generated by higher debit card volume.
2007 Second Quarter versus 2007 First Quarter
     Non-interest income increased $11.0 million, or 8%, from the 2007 first quarter, reflecting:
•	$9.7 million increase in other income, as the first quarter included an $8.5 million loss on equity investments compared with $2.3 million of such gains in the current quarter. In addition, automobile operating lease income declined $1.3 million as that portfolio continued its runoff.

•	$5.2 million, or 12%, increase in service charges on deposit accounts, primarily due to seasonally lower fees in the first quarter.

•	$1.7 million, or 13%, increase in other service charges and fees, reflecting a $1.5 million, or 15%, increase in fees generated by higher debit card volume.

•	$1.1 million, or 7%, increase in brokerage and insurance fees, reflecting a strong increase in annuity sales volume.
Partially offset by:
•	$5.1 million in impairment losses on certain investment securities backed by mortgage loans to borrowers with low FICO scores.

•	$2.2 million decline in mortgage banking income. The net impact of MSR hedging included in mortgage banking income represented a $5.0 million loss in the 2007 second quarter, compared with a $2.0 million loss in the first quarter.

2007 First Six Months versus 2006 First Six Months
     Non-interest income for the first six month period of 2007 decreased $21.2 million, or 7%, from the comparable year-ago period, reflecting:
•	$30.2 million, or 35%, decline in other income. This primarily reflected a $24.7 million decline in automobile operating lease income as that portfolio continued to run off and net losses of $6.2 million on equity investments. The Unizan merger contributed $1.4 million of growth in other income.

•	$10.3 million, or 39%, decline in mortgage banking income. This reflects the impact of MSR fair value adjustments, net of hedging related activities, as the first six month period of 2007 included a negative net impact of $7.0 million, compared with a $6.1 million impact in the comparable year-ago period which included the $5.1 million positive change in the fair value of MSRs prior to the implementation of our hedging program.

•	$5.0 million of investment securities losses, reflecting $8.4 million in impairment losses in the first six month period of 2007 related to certain investment securities backed by mortgage loans to borrowers with low FICO scores.
Partially offset by:
•	$8.7 million ($1.1 million Unizan merger-related), or 20%, increase in trust services income, reflecting (1) a $4.7 million increase in institutional trust income largely due to the acquisition of Unified Fund Services, Inc. in December 2006, (2) a $2.2 million, or 15%, increase in fees from Huntington Funds, reflecting fund asset growth, and (3) a $1.7 million, or 8%, increase in personal trust fees, primarily reflecting asset growth.

•	$6.4 million ($1.1 million Unizan merger-related), or 7%, increase in service charges on deposit accounts, reflecting a $4.3 million, or 8%, increase in personal service charges, primarily NSF/OD, and a $2.0 million, or 7%, increase in commercial service charge income.

•	$3.7 million, or 13%, increase in brokerage and insurance income, reflecting strong growth in mutual fund sales.

•	$3.6 million, or 14%, increase in other service charges and fees, primarily reflecting a $2.9 million, or 16%, increase in fees generated by higher debit card volume.
Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 2, 3 and 7.)
     Table 9 reflects non-interest expense detail for each of the last five quarters and for the first six month periods of 2007 and 2006.

Table 9 — Non-Interest Expense

	2007		2006			2Q07 vs	2Q06
(in thousands)	Second	First	Fourth	Third	Second	Amount	Percent

Salaries	$106,768	$104,912	$111,806	$105,144	$107,249	$(481)	(0.4)%
Benefits	28,423	29,727	26,138	28,679	30,655	(2,232)	(7.3)

Personnel costs	135,191	134,639	137,944	133,823	137,904	(2,713)	(2.0)%
Outside data processing and other services	25,701	21,814	20,695	18,664	19,569	6,132	31.3
Net occupancy	19,417	19,908	17,279	18,109	17,927	1,490	8.3
Equipment	17,157	18,219	18,151	17,249	18,009	(852)	(4.7)
Marketing	8,986	7,696	6,207	7,846	10,374	(1,388)	(13.4)
Professional services	8,101	6,482	8,958	6,438	6,292	1,809	28.8
Telecommunications	4,577	4,126	4,619	4,818	4,990	(413)	(8.3)
Printing and supplies	3,672	3,242	3,610	3,416	3,764	(92)	(2.4)
Amortization of intangibles	2,519	2,520	2,993	2,902	2,992	(473)	(15.8)
Other expense	19,334	23,426	47,334	29,165	30,538	(11,204)	(36.7)

Total non-interest expense	$244,655	$242,072	$267,790	$242,430	$252,359	$(7,704)	(3.1)%

	Six Months Ended June 30,		YTD 2007 vs 2006
(in thousands)	2007	2006	Amount	Percent

Salaries	$211,680	$208,707	$2,973	1.4%
Benefits	58,150	60,754	(2,604)	(4.3)

Personnel costs	269,830	269,461	369	0.1
Outside data processing and other services	47,515	39,420	8,095	20.5
Net occupancy	39,325	35,893	3,432	9.6
Equipment	35,376	34,512	864	2.5
Marketing	16,682	17,675	(993)	(5.6)
Professional services	14,583	11,657	2,926	25.1
Telecommunications	8,703	9,815	(1,112)	(11.3)
Printing and supplies	6,914	6,838	76	1.1
Amortization of intangibles	5,039	4,067	972	23.9
Other expense	42,760	61,436	(18,676)	(30.4)

Total non-interest expense	$486,727	490,774	$(4,047)	(0.8)%

2007 Second Quarter versus 2006 Second Quarter
     Non-interest expense decreased $7.7 million, or 3%, from the year-ago quarter, reflecting:
•	$11.2 million, or 37%, decrease in other expense, driven by $7.8 million lower automobile operating lease expense as that portfolio continued its runoff. In addition, the current quarter was reduced by a gain of $4.1 million related to the repayment of FHLB debt.

•	$2.7 million, or 2%, decrease in personnel expense driven by lower incentives.

•	$1.4 million, or 13%, decrease in marketing expense reflecting lower television advertising.
Partially offset by:
•	$6.1 million, or 31%, increase in outside data processing and other services expense, including $4.1 million of Sky Financial merger costs.

•	$1.8 million, or 29%, increase in professional services expense, including $1.1 million of Sky Financial merger costs.

2007 Second Quarter versus 2007 First Quarter
     Non-interest expense increased $2.6 million, or 1%, from the 2007 first quarter, reflecting:
•	$3.9 million, or 18%, increase in outside data processing and other services expense, including $3.5 million of increased Sky Financial merger costs.

•	$1.6 million, or 25%, increase in professional services expense, including $1.0 million of increased Sky Financial merger costs.

•	$1.3 million, or 17%, increase in marketing costs, including $1.5 million of increased Sky Financial merger costs.
Partially offset by:
•	$4.1 million, or 17%, decline in other expense, reflecting the $4.1 million gain from FHLB debt repayment and a decline of $1.9 million related to litigation losses incurred in the 2007 first quarter.
2007 First Six Months versus 2006 First Six Months
     Non-interest expense for the first six month period of 2007 declined $4.0 million, or 1%, from the comparable year-ago period, reflecting:
•	$18.7 million, or 30%, decline in other expense, primarily due to an $18.4 million decline in automobile operating lease expense. Unizan contributed $2.0 million of merger-related growth.

•	$1.1 million, or 11%, decline in telecommunication expense.
Partially offset by:
•	$8.1 million, or 21%, increase in outside data processing and other services expense, including $4.5 million of Sky Financial merger costs.

•	$3.4 million, or 10%, increase in net occupancy expenses.

•	$2.9 million, or 25%, increase in professional services expense, reflecting higher collection expenses and $1.2 million of Sky Financial merger costs.
Provision for Income Taxes
(This section should be read in conjunction with Significant Item 6.)
     The provision for income taxes in the second quarter of 2007 was $24.3 million and represented an effective tax rate on income before taxes of 23.2%. The effective tax rates in the year-ago quarter and first quarter of 2007 were 29.0% and 25.9%, respectively. The provision for income taxes decreased $21.2 million from the year ago quarter and $9.3 million from first quarter 2007 primarily due to a decrease in pre-tax earnings, partially offset by an increase in tax-exempt income and general business credits. The effective tax rate for the full year 2007 is estimated to be 27.0%, although the third quarter rate is expected to be slightly higher, reflecting the impact of the Sky Financial acquisition.
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
     The maximum level of credit exposure to individual commercial borrowers is limited by policy guidelines based on the risk of default associated with the credit facilities extended to each borrower or related group of borrowers. All authority to grant commitments is delegated through the independent credit administration function and is monitored and regularly updated. Concentration risk is managed via limits on loan type, geography, industry, loan quality factors, and country limits. We continue to focus on extending credit to commercial customers with existing or expandable relationships within our primary banking markets. Also, we continue to focus on expanding existing relationships with our retail customers and adding new borrowers that meet our risk profile.
     The checks and balances in the credit process and the independence of the credit administration and risk management functions are designed to assess the level of credit risk being accepted, facilitate the early recognition of credit problems when they do occur, and to provide for effective problem asset management and resolution.
Credit Exposure Mix
(This section should be read in conjunction with Significant Item 3.)
     As shown in Table 10, at June 30, 2007, total credit exposure was $26.8 billion. Of this amount, $13.8 billion, or 51%, represented total consumer loans and leases, a decrease from 54% at June 30, 2006, and from 53% at December 31, 2006. Total commercial loans and leases represented $13.1 billion, or 49%, up from 46% at June 30, 2006, and from 47% at December 31, 2006.

Table 10 — Loans and Leases Composition (1)

	2007				2006
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
By Type
Commercial:
Middle market commercial and industrial	$6,210,709	23.2%	$6,164,569	23.5%	$5,961,445	22.8%	$5,811,130	22.0%	$5,654,537	21.5%
Middle market commercial real estate:
Construction	1,382,722	5.2	1,187,664	4.5	1,228,641	4.7	1,169,276	4.4	1,179,603	4.5
Commercial	2,950,864	11.0	2,807,063	10.7	2,722,599	10.4	2,808,684	10.7	2,783,982	10.6

Middle market commercial real estate	4,333,586	16.2	3,994,727	15.2	3,951,240	15.1	3,977,960	15.1	3,963,585	15.1
Small business	2,507,728	9.4	2,474,955	9.4	2,441,837	9.3	2,418,709	9.2	2,413,646	9.1

Total commercial	13,052,023	48.8	12,634,251	48.1	12,354,522	47.2	12,207,799	46.3	12,031,768	45.7

Consumer:
Automobile loans	2,424,105	9.0	2,251,215	8.6	2,125,821	8.1	2,105,623	8.0	2,059,836	7.8
Automobile leases	1,488,903	5.6	1,623,758	6.2	1,769,424	6.8	1,910,257	7.2	2,042,213	7.7
Home equity	5,015,506	18.7	4,914,462	18.7	4,926,900	18.8	5,019,101	19.0	5,047,990	19.8
Residential mortgage	4,398,720	16.4	4,404,220	16.8	4,548,849	17.4	4,678,577	17.7	4,739,814	18.0
Other loans	432,256	1.5	437,117	1.6	427,909	1.7	440,145	1.8	432,960	1.0

Total consumer	13,759,490	51.2	13,630,772	51.9	13,798,903	52.8	14,153,703	53.7	14,322,813	54.3

Total loans and leases	$26,811,513	100.0	$26,265,023	100.0	$26,153,425	100.0	$26,361,502	100.0	$26,354,581	100.0

By Business Segment
Regional Banking:
Central Ohio	$3,899,692	14.5%	$3,796,470	14.5%	$3,787,631	14.5%	$3,895,724	14.8%	$3,830,352	14.5%
Northwest Ohio	449,232	1.7	455,075	1.7	461,622	1.8	465,413	1.8	450,961	1.7
Greater Cleveland	2,099,941	7.8	2,019,820	7.7	1,920,421	7.3	1,953,851	7.4	1,966,013	7.5
Greater Akron/Canton	1,330,102	5.0	1,318,932	5.0	1,326,374	5.1	1,357,028	5.1	1,422,016	5.4
Southern Ohio/Kentucky	2,275,224	8.5	2,159,407	8.2	2,190,115	8.4	2,181,340	8.3	2,190,554	8.3
Mahoning Valley	—	—	—	—	—	—	—	—	—	—
Ohio Valley	—	—	—	—	—	—	—	—	—	—
West Michigan	2,439,517	9.1	2,453,300	9.3	2,421,085	9.3	2,443,461	9.3	2,397,688	9.1
East Michigan	1,654,934	6.2	1,646,028	6.3	1,630,050	6.2	1,602,647	6.1	1,591,995	6.0
Western Pennsylvania	—	—	—	—	—	—	—	—	—	—
Pittsburgh	—	—	—	—	—	—	—	—	—	—
Central Indiana	1,004,934	3.7	971,186	3.7	962,575	3.7	957,612	3.6	947,262	3.6
West Virginia	1,148,573	4.3	1,109,197	4.2	1,123,817	4.3	1,102,407	4.2	1,071,552	4.1
Mortgage and equipment leasing groups	3,634,720	13.5	3,562,933	13.6	3,576,634	13.6	3,627,708	13.7	3,595,044	13.7

Regional Banking	19,936,869	74.4	19,492,348	74.2	19,400,324	74.2	19,587,191	74.3	19,463,437	73.9
Dealer Sales	4,944,386	18.4	4,903,370	18.7	4,908,764	18.8	4,956,635	18.8	5,082,282	19.3
Private Financial and Capital Markets Group	1,930,258	7.2	1,869,305	7.1	1,844,337	7.0	1,817,676	6.9	1,808,862	6.8
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$26,811,513	100.0%	$26,265,023	100.0%	$26,153,425	100.0%	$26,361,502	100.0%	$26,354,581	100.0%

(1)	Reflects post-Sky merger organizational structure that became effective on July 1, 2007, therefore, the balances presented do not include the impact of the acquisition.

Commercial Credit
(This section should be read in conjunction with Significant Item 5.)
     Commercial credit approvals are based on the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. While these are the primary factors considered, there are a number of other factors that may be considered in the decision process. There are two processes for approving credit risk exposures. The first involves a centralized loan approval process for the standard products and structures utilized in business banking. In this centralized decision environment, individual credit authority is granted to certain individuals on a regional basis to preserve our local decision-making focus. The second, and more prevalent approach, involves individual approval of exposures. These approvals are consistent with the authority delegated to officers located in the geographic regions who are experienced in the industries and loan structures over which they have responsibility.
     All commercial credit extensions are assigned internal risk ratings reflecting the borrower’s probability-of-default and loss-in-event-of-default. This two-dimensional rating methodology, which results in 192 individual loan grades, provides granularity in the portfolio management process. The probability-of-default is rated on a scale of 1-12 and is applied at the borrower level. The loss-in-event-of-default is rated on a 1-16 scale and is associated with each individual credit exposure based on the type of credit extension and the underlying collateral.
     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. We continually review and adjust our risk rating criteria based on actual experience, which may result in further changes to such criteria, in future periods.
     In addition to the initial credit analysis initiated by the portfolio manager during the underwriting process, the loan review group performs independent credit reviews. The loan review group reviews individual loans and credit processes and conducts a portfolio review at each of the regions on a 15-month cycle. The loan review group validates the risk grades on a minimum of 50% of the portfolio exposure each calendar year.
     Borrower exposures may be designated as monitored credits when warranted by individual company performance, or by industry and environmental factors. Such accounts are subjected to additional quarterly reviews by the business line management, the loan review group, and credit administration in order to adequately assess the borrower’s credit status and to take appropriate action.
     A specialized credit workout group is involved in the management of all monitored credits, and handles commercial recoveries, workouts, and problem loan sales, as well as the day-to-day management of relationships rated substandard or lower. The group is responsible for developing an action plan, assessing the risk rating, and determining the adequacy of the reserve, the accrual status, and the ultimate collectibility of the credits managed.
     At June 30, 2007, we had $0.9 billion of loans to homebuilders, including loans made to both middle market and small business homebuilders. Of this portfolio, 69% were to finance projects where houses were currently under construction, 16% to finance the acquisition of land for future development, and 15% in loans to finance the development of land.
     While there was some geographic dispersion within this portfolio of loans, a large portion is located in Ohio. Within our Ohio markets, the southern and central region housing markets have historically demonstrated greater stability. Nonetheless, there has been a general slowdown in the housing market, reflecting declining prices and excess inventories of houses to be sold. While the expected slowdown in the spring and early summer home sales period did occur, in eastern Michigan it was much worse than expected. As a result, homebuilders, especially the smaller homebuilders, have shown signs of financial deterioration.
     We have made adjustments to our internal risk ratings of the probability of default and the loss in the event of default. These adjustments reflect the current condition of each homebuilder relationship. As a result, we increased our reserves for these loans. We will continue to write down appraised collateral values as warranted, based on our current assessment of market conditions, including lower market valuations on finished units and an excess supply of lots.

Consumer Credit
     Consumer credit approvals are based on, among other factors, the financial strength of the borrower, type of exposure, and the transaction structure. Consumer credit decisions are generally made in a centralized environment utilizing decision models. There is also individual credit authority granted to certain individuals on a regional basis to preserve our local decision-making focus. Each credit extension is assigned a specific probability-of-default and loss-in-event-of-default. The probability-of-default is generally a function of the borrower’s most recent credit bureau score (FICO), which we update quarterly, while the loss-in-event-of-default is related to the type of collateral and the loan-to-value ratio associated with the credit extension.
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
     Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and loan-to-value ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At June 30, 2007, we had $2.0 billion of home equity loans and $3.0 billion of home equity lines of credit. The average loan-to-value ratio of our home equity portfolio (both loans and lines) was 75% at June 30, 2007. We do not originate home equity loans or lines that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%. Home equity loans are generally fixed rate with periodic principal and interest payments. We originated $227 million of home equity loans in the second quarter of 2007 with a weighted average loan-to-value ratio of 67% and a weighted average FICO score of 742. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the second quarter of 2007, we originated commitments of $365 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 76% and a weighted average FICO score of 749.
     At June 30, 2007, we had $4.4 billion of residential real estate loans. Adjustable-rate mortgages (ARMs), primarily mortgages that have a fixed-rate for the first 3 to 5 years and then adjust annually, comprised 64% of this portfolio. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.” Interest-only loans comprised $0.9 billion, or 19%, of residential real estate loans at June 30, 2007. Interest only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation.
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
Non-Performing Assets (NPAs)
(This section should be read in conjunction with Significant Items 3 and 5.)
     NPAs consist of (1)  NPLs, which represent loans and leases that are no longer accruing interest and/or have been renegotiated to below market rates based upon financial difficulties of the borrower, and (2) real estate acquired through foreclosure. Middle-market C&I, CRE, and small business loans are generally placed on non-accrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.
     Consumer loans and leases, excluding residential mortgages and home equity lines and loans, are not placed on non-accrual status but are charged-off in accordance with regulatory statutes, which is generally no more than 120-days past due. Residential mortgages and home equity loans and lines are placed on non-accrual status within 180-days past due as to principal and 210-days past due as to interest, regardless of collateral. A charge-off on a residential mortgage loan is recorded when the loan has been foreclosed and the loan balance exceeds the fair value of the real estate. The fair value of the collateral, less the cost to sell, is then recorded as real estate owned.
     When we believe the borrower’s ability and intent to make periodic interest and principal payments resume and collectibility is no longer in doubt, the loan is returned to accrual status.
     Table 11 reflects period-end NPLs, NPAs, and past due loans and leases detail for each of the last five quarters.
Table 11 — Non-Performing Loans (NPLs), Non-Performing Assets (NPAs) and Past Due Loans and Leases

	2007		2006
(in thousands)	June 30,	March 31,	December 31,	September 30,	June 30,

Non-accrual loans and leases:
Middle market commercial and industrial	$41,644	$32,970	$35,657	$37,082	$45,713
Middle market commercial real estate	81,108	42,458	34,831	27,538	24,970
Small business	32,059	30,015	25,852	21,356	27,328
Residential mortgage	39,868	35,491	32,527	30,289	22,786
Home equity	16,837	16,396	15,266	13,047	14,466

Total NPLs	211,516	157,330	144,133	129,312	135,263

Other real estate, net:
Residential	47,712	47,762	47,898	40,615	34,743
Commercial	1,957	1,586	1,589	1,285	1,062

Total other real estate, net	49,669	49,348	49,487	41,900	35,805

Total NPAs	$261,185	$206,678	$193,620	$171,212	$171,068

NPAs guaranteed by the U.S. government	$24,877	$28,748	$33,858	$33,676	$30,710

NPLs as a % of total loans and leases	0.79%	0.60%	0.55%	0.49%	0.51%

NPAs as a % of total loans and leases and other real estate	0.97	0.79	0.74	0.65	0.65

Accruing loans and leases past due 90 days or more	$67,277	$70,179	$59,114	$62,054	$48,829

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.25%	0.27%	0.23%	0.24%	0.19%
     NPAs were $261.2 million at June 30, 2007, and represented 0.97% of related assets. This represented a $90.1 million, or 53%, increase from $171.1 million, or 0.65% of related assets, at the end of the year-ago quarter; a $67.6 million, or 35%, increase from $193.6 million, or 0.74% of related assets, at December 31, 2006; and a $54.5 million, or 26%, increase from $206.7 million, or 0.79% of related assets, at March 31, 2007. The three commercial loan relationships noted in prior comments accounted for $43.5 million of the net increase from the prior quarter.
     Contributing to the $90.1 million increase in NPAs from the year-ago period was a $76.3 million increase in NPLs and a $13.9 million increase in other real estate owned (OREO). The $76.3 million, or 56%, increase in NPLs primarily reflected a $56.1 million increase in middle market CRE NPLs, with $28.5 million related to the two commercial real estate relationships classified as NPLs in the 2007 second quarter. Residential mortgage NPLs increased $17.1 million from the year-ago quarter, continuing to reflect the softness in the overall residential market. This increase was consistent with our expectations for the portfolio and in line with the increased charge-off rates from the year-ago quarter.

     Compared with the 2006 fourth quarter, NPAs increased $67.6 million, or 35%, almost entirely due to higher NPLs as OREO was little changed. Of the $67.4 million increase in NPLs, middle market CRE loans contributed $46.3 million, with $28.5 million attributable to the two eastern Michigan commercial real estate relationships. Middle market C&I loan NPLs increased $6.0 million, reflecting the $15.0 million related to the one northern Ohio commercial credit, partially offset by declines in other loans. The majority of the remainder of the increase resulted from increases of $7.3 million in residential mortgage and $6.2 million in small business.
     Compared with the 2007 first quarter, NPAs increased $54.5 million, or 26%, almost entirely due to higher NPLs as OREO was little changed. Of the $54.2 million increase in NPLs, middle market CRE loans contributed $38.7 million, with $28.5 million attributable to the two eastern Michigan commercial real estate relationships. Middle market C&I loan NPLs increased $8.7 million. This reflected $15.0 million related to the one northern Ohio commercial credit, partially offset by declines in other loans.
     NPLs expressed as a percent of total loans and leases were 0.79% at June 30, 2007, up from 0.51% a year earlier, 0.55% at December 31, 2006, and from 0.60% at March 31, 2007.
     The over 90-day delinquent, but still accruing, ratio was 0.25% at June 30, 2007, up from 0.19% at June 30, 2006 and from 0.23% at December 31, 2006, but down from 0.27% at March 31, 2007.
     Non-performing asset activity for each of the last five quarters ended June 30, 2007, and for the first six month periods of 2007 and 2006 was as follows:
Table 12 — Non-Performing Assets (NPAs) Activity

	2007		2006
(in thousands)	Second	First	Fourth	Third	Second

NPAs, beginning of period	$206,678	$193,620	$171,212	$171,068	$154,893
New NPAs	112,348	51,588	60,287	55,490	52,498
Returns to accruing status	(4,674)	(6,176)	(5,666)	(11,880)	(12,143)
NPA losses	(27,149)	(9,072)	(11,908)	(14,143)	(6,826)
Payments	(19,662)	(18,086)	(16,673)	(16,709)	(12,892)
Sales	(6,356)	(5,196)	(3,632)	(12,614)	(4,462)

NPAs, end of period	$261,185	$206,678	$193,620	$171,212	$171,068

	Six Months Ended June 30,
(in thousands)	2007	2006

NPAs, beginning of period	$193,620	$117,155
New NPAs (1)	163,936	106,266
Acquired NPAs	—	33,843
Returns to accruing status	(10,850)	(26,453)
Loan and lease losses	(36,221)	(20,140)
Payments	(37,748)	(26,087)
Sales	(11,552)	(13,516)

NPAs, end of period	$261,185	$171,068

(1)	Beginning in the second quarter of 2006, new non-performing assets includes OREO balances of loans in foreclosure which are fully guaranteed by the U.S. Government that were reported in 90 day past due loans and leases in prior periods.

Allowances for Credit Losses (ACL)
(This section should be read in conjunction with Significant Items 3 and 5.)
     We maintain two reserves, both of which are available to absorb credit losses: the allowance for loan and lease losses (ALLL) and the allowance for unfunded loan commitments and letters of credit (AULC). When summed together, these reserves constitute the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.
     The ALLL represents the estimate of probable losses inherent in the loan portfolio at the balance sheet date. Additions to the ALLL result from recording provision expense for loan losses or recoveries, while reductions reflect charge-offs, net of recoveries, or the sale of loans. The AULC is determined by applying the transaction reserve process, which is described later in this section, to the unfunded portion of the portfolio adjusted by an applicable funding expectation.
     We have an established monthly process to determine the adequacy of the ACL that relies on a number of analytical tools and benchmarks. No single statistic or measurement, in itself, determines the adequacy of the allowance. The allowance is comprised of two components: the transaction reserve and the economic reserve.
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
     At June 30, 2007, the ALLL was $307.5 million, up from $287.5 million a year earlier, $272.1 million at December 31, 2006, and $283.0 million at March 31, 2007. Expressed as a percent of total average loans and leases, the ALLL ratio at June 30, 2007, was 1.15%, up from 1.09% a year ago, 1.04% at December 31, 2006, and 1.08% at March 31, 2007.
     The increase in the transaction reserve component reflected the impact of increasing monitored credits, primarily resulting from softness in the residential and commercial real estate markets in the Midwest. The three relationships noted in the prior comments represented over half of the additional required reserve, with the remaining increase associated with the proper and timely recognition of relationships meeting the monitored credit definition. Our reserve methodology is designed to increase the reserve levels as potential problems are identified. Although monitored credits increased during the quarter, on both an absolute basis and as a percentage of total loans and leases, they were consistent with the level of the year-ago quarter.
     The ALLL as a percent of NPLs was 145% at June 30, 2007, down from 213% a year ago, 189% at December 31, 2006, and from 180% at March 31, 2007. The ALLL as a percent of NPAs was 118% at June 30, 2007, down from 168% a year ago, 141% at December 31, 2006, and from 137% at March 31, 2007. At June 30, 2007, the AULC was $41.6 million, up from $38.9 million at the end of the year-ago quarter, $40.2 million at December 31, 2006, and from $40.5 million at March 31, 2007.

     On a combined basis, the ACL as a percent of total loans and leases at June 30, 2007, was 1.30%, up from 1.24% a year ago, 1.19% at December 31, 2006, and from 1.23% at March 31, 2007. The ACL as a percent of NPAs was 134% at June 30, 2007, down from 191% a year earlier, 161% at December 31, 2006, and 157% at March 31, 2007.
     Table 13 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 13 — Quarterly Credit Reserves Analysis

	2007		2006
(in thousands)	Second	First	Fourth	Third	Second

Allowance for loan and lease losses, beginning of period	$282,976	$272,068	$280,152	$287,517	$283,839
Acquired allowance for loan and lease losses	—	—	—	100 (1)	1,498 (1)
Loan and lease losses	(44,158)	(27,813)	(32,835)	(29,127)	(24,325)
Recoveries of loans previously charged off	9,658	9,695	9,866	7,888	10,373

Net loan and lease losses	(34,500)	(18,118)	(22,969)	(21,239)	(13,952)

Provision for loan and lease losses	59,043	29,026	14,885	13,774	16,132

Allowance for loan and lease losses, end of period	$307,519	$282,976	$272,068	$280,152	$287,517

Allowance for unfunded loan commitments and letters of credit, beginning of period	$40,541	$40,161	$39,302	$38,914	$39,301

Provision for unfunded loan commitments and letters of credit losses	1,090	380	859	388	(387)

Allowance for unfunded loan commitments and letters of credit, end of period	$41,631	$40,541	$40,161	$39,302	$38,914

Total allowances for credit losses	$349,150	$323,517	$312,229	$319,454	$326,431

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.94%	0.89%	0.86%	0.86%	0.89%
Economic reserve	0.21	0.19	0.18	0.20	0.20

Total loans and leases	1.15%	1.08%	1.04%	1.06%	1.09%

NPLs	145	180	189	217	213
NPAs	118	137	141	164	168

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.30%	1.23%	1.19%	1.21%	1.24%
NPLs	165	206	217	247	241
NPAs	134	157	161	187	191
Non-guaranteed commercial and NPAs	249	360	389	456	403

(1)	Represents an adjustment of the allowance and corresponding adjustment to loan balances, resulting from the Unizan merger.

     Table 14 reflects activity in the ALLL and AULC for the first six month periods of 2007 and 2006.
Table 14 — Year to Date Credit Reserves Analysis

	Six Months Ended June 30,
(in thousands)	2007	2006

Allowance for loan and lease losses, beginning of period	$272,068	$268,347
Acquired allowance for loan and lease losses	—	23,685
Loan and lease losses	(71,971)	(57,730)
Recoveries of loans previously charged off	19,353	19,562

Net loan and lease losses	(52,618)	(38,168)

Provision for loan and lease losses	88,069	33,653

Allowance for loan and lease losses, end of period	$307,519	$287,517

Allowance for unfunded loan commitments and letters of credit, beginning of period	$40,161	$36,957
Acquired AULC	—	325
Provision for unfunded loan commitments and letters of credit losses	1,470	1,632

Allowance for unfunded loan commitments and letters of credit, end of period	$41,631	$38,914

Total allowances for credit losses	$349,150	$326,431

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.94%	0.89%
Economic reserve	0.21	0.20

Total loans and leases	1.15%	1.09%

Non-performing loans and leases (NPLs)	145	213
Non-performing assets (NPAs)	118	168

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.30%	1.24%
Non-performing loans and leases	165	241
Non-performing assets	134	191

Net Charge-offs
(This section should be read in conjunction with Significant Items 3 and 5.)
     Table 15 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 15 — Quarterly Net Charge-Off Analysis

	2007		2006
(in thousands)	Second	First	Fourth	Third	Second

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$3,628	$(11)	$(1,827)	$1,742	$(484)
Middle market commercial real estate:
Construction	2,876	9	3,957	(2)	(161)
Commercial	10,428	377	144	644	1,557

Middle market commercial real estate	13,304	386	4,101	642	1,396
Small business	3,603	2,089	4,535	4,451	2,530

Total commercial	20,535	2,464	6,809	6,835	3,442

Consumer:
Automobile loans	1,631	2,853	2,422	1,759	1,172
Automobile leases	2,699	2,201	2,866	2,306	1,758

Automobile loans and leases	4,330	5,054	5,288	4,065	2,930
Home equity	5,405	5,968	5,820	6,734	4,776
Residential mortgage	1,695	1,931	2,226	876	688
Other loans	2,535	2,701	2,826	2,729	2,116

Total consumer	13,965	15,654	16,160	14,404	10,510

Total net charge-offs	$34,500	$18,118	$22,969	$21,239	$13,952

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.23%	—%	(0.12)%	0.12%	(0.04)%
Middle market commercial real estate:
Construction	0.92	—	1.35	—	(0.05)
Commercial	1.46	0.05	0.02	0.09	0.22

Middle market commercial real estate	1.29	0.04	0.41	0.06	0.14
Small business	0.58	0.34	0.75	0.74	0.43

Total commercial	0.64	0.08	0.22	0.23	0.12

Consumer:
Automobile loans	0.28	0.52	0.46	0.34	0.23
Automobile leases	0.70	0.52	0.62	0.47	0.34

Automobile loans and leases	0.45	0.52	0.54	0.40	0.28
Home equity	0.43	0.49	0.47	0.53	0.38
Residential mortgage	0.16	0.17	0.19	0.07	0.06
Other loans	2.39	2.56	2.63	2.54	1.89

Total consumer	0.41	0.46	0.46	0.40	0.30

Net charge-offs as a % of average loans	0.52%	0.28%	0.35%	0.32%	0.21%

     Table 16 reflects net loan and lease charge-off detail for the first six month periods of 2007 and 2006.
Table 16 — Year To Date Net Charge-Off Analysis

	Six Months Ended June 30,
(in thousands)	2007	2006

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$3,617	$6,403
Middle market commercial real estate:
Construction	2,885	(402)
Commercial	10,805	1,767

Middle market commercial real estate	13,690	1,365
Small business	5,692	6,239

Total commercial	22,999	14,007

Consumer:
Automobile loans	4,484	4,149
Automobile leases	4,900	5,273

Automobile loans and leases	9,384	9,422
Home equity	11,373	9,300
Residential mortgage	3,626	1,403
Other loans	5,236	4,036

Total consumer	29,619	24,161

Total net charge-offs	$52,618	$38,168

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.12%	0.04%
Middle market commercial real estate:
Construction	0.48	(0.06)
Commercial	0.77	0.13

Middle market commercial real estate	0.68	0.07
Small business	0.46	0.57

Total commercial	0.36	0.24

Consumer:
Automobile loans	0.40	0.41
Automobile leases	0.60	0.49

Automobile loans and leases	0.48	0.45
Home equity	0.46	0.38
Residential mortgage	0.16	0.06
Other loans	2.48	1.80

Total consumer	0.43	0.34

Net charge-offs as a % of average loans	0.40%	0.30%

2007 Second Quarter versus 2006 Second Quarter and 2007 First Quarter
     Total net charge-offs for the 2007 second quarter were $34.5 million, or an annualized 0.52% of average total loans and leases, including $12.2 million, or an annualized 0.18%, associated with the two eastern Michigan commercial real estate credit relationships noted above. This performance was above the long-term targeted range of 0.35%-0.45%, as well as being above the $14.0 million, or an annualized 0.21%, in the year-ago quarter, $23.0 million, or an annualized 0.35%, in the 2006 fourth quarter, and $18.1 million, or an annualized 0.28%, of average total loans and leases in the 2007 first quarter. It is expected that full-year 2007 net charge-offs will be in the mid- to upper-half of our targeted 0.35%-0.45% range, with commercial net charge-offs remaining under pressure, but consumer portfolio net charge-offs remaining generally stable.

     Total commercial net charge-offs in the second quarter were $20.5 million, or an annualized 0.64%. This increased $17.1 million from $3.4 million, or an annualized 0.12%, in the year-ago quarter; increased $13.7 million from $6.8 million, or an annualized 0.22% in the 2006 fourth quarter; and increased $18.1 million from $2.5 million, or an annualized 0.08%, in the 2007 first quarter. The increase reflected the two commercial real estate credit relationships noted above. Net charge-offs of small business loans were $3.6 million, or an annualized 0.58%, in the current quarter. This compared unfavorably with $2.5 million, or an annualized 0.43%, in the year-ago quarter, and $2.1 million, or an annualized 0.34%, in the 2007 first quarter; however, compared favorably with $4.5 million, or an annualized 0.75%, in the 2006 fourth quarter.
     Total consumer net charge-offs in the current quarter were $14.0 million, up $3.5 million, or 33%, from $10.5 million in the year-ago quarter; however, decreased $2.2 million, or 14%, from the 2006 fourth quarter and $1.7 million, or 11%, from the 2007 first quarter. When expressed as an annualized percentage, total consumer net charge-offs in the 2007 second quarter were 0.41% of average related loans, up from an annualized 0.30% in the year-ago quarter; however, down from an annualized 0.46% in both the 2006 fourth quarter and 2007 first quarter.
     Automobile loan and lease net charge-offs increased $1.4 million, or 48%, from the year-ago quarter, but declined $1.0 million, or 18%, from the 2006 fourth quarter, and $0.7 million, or 14%, from the 2007 first quarter. Expressed as an annualized percent of average total automobile loans and leases, such charge-offs were 0.45% in the current quarter, up from an annualized 0.28% in the year-ago quarter, but down from an annualized 0.54% in the 2006 fourth quarter and an annualized 0.52% in the 2007 first quarter. Some of the decline from the prior quarter was seasonal. Overall, the automobile loan and lease portfolios continued to perform well within expectations.
     Residential mortgage net charge-offs totaled $1.7 million, or an annualized 0.16% of related average balances. While higher than $0.7 million, or an annualized 0.06%, in the year-ago quarter, they were lower than the $2.2 million, or an annualized 0.19%, in the 2006 fourth quarter and the $1.9 million, or an annualized 0.17%, in the 2007 first quarter.
     Home equity net charge-offs in the 2007 second quarter were $5.4 million, or an annualized 0.43%, up from $4.8 million, or an annualized 0.38%, in the year-ago quarter, but down from $5.8 million, or an annualized 0.47%, in the 2006 fourth quarter, and $6.0 million, or an annualized 0.49%, in the 2006 first quarter.
2007 First Six Months versus 2006 First Six Months
     Total net charge-offs for the first six month period of 2007 were $52.6 million, or an annualized 0.40% of average total loans and leases, up from $38.2 million, or an annualized 0.30% in the comparable year-ago period. While higher than in the comparable year-ago period, this performance remained within our long-term annualized net charge-off targeted range of 0.35%-0.45%.
     This increase was driven primarily by an increase in total commercial net charge-offs that totaled $23.0 million, or an annualized 0.36%, up $9.0 million, or 64%, from $14.0 million, or an annualized 0.24%, in the comparable year-ago period. The increase reflected $12.2 million associated with the two commercial real estate credit relationships noted above.
     Total consumer net charge-offs in for the first six month period of 2007 were $29.6 million, up $5.5 million, or 23%, from $24.2 million in the comparable year-ago period. When expressed as an annualized percentage, total consumer net charge-offs for the first six month period of 2007 were 0.43% of average related loans, up from an annualized 0.34% in the comparable year-ago period. Automobile loan and lease net charge-offs were little changed. Residential mortgage net charge-offs totaled $3.6 million, or an annualized 0.16% of related average balances. Home equity net charge-offs for the first six month period of 2007 were $11.4 million, or an annualized 0.46%, up from $9.3 million, or an annualized 0.38%, in the comparable year-ago period.
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
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of June 30, 2007, March 31, 2007, and December 31, 2006. All of the positions were well within the board of directors’ policy limits.

Table 17 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

June 30, 2007	-0.2%	+0.1%	+0.2%	+0.2%
March 31, 2007	-0.1%	+0.2%	+0.4%	+0.4%
December 31, 2006	0.0%	0.0%	-0.2%	-0.4%
     The primary simulations for EVE risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the June 30, 2007 results compared to March 31, 2007 and December 31, 2006.
Table 18 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

June 30, 2007	+1.4%	+2.4%	-5.9%	-12.1%
March 31, 2007	-0.3%	+1.1%	-4.5%	-10.5%
December 31, 2006	+0.5%	+1.4%	-4.7%	-11.3%
     The change in the EVE at risk from March 31, 2007 to June 30, 2007 was the result of two primary factors: (1) higher market interest rates during the second quarter decreased the level of projected prepayments on mortgage-related assets which resulted in additional sensitivity of EVE risk, and (2) actions taken at the end of the second quarter to strategically manage the interest rate risk of the combined Huntington/Sky balance sheet in anticipation of the Sky Financial acquisition on July 1, 2007 temporarily increased the sensitivity of EVE risk to Huntington’s stand-alone balance sheet as of June 30, 2007. However, it is anticipated that the EVE at risk of the combined Huntington/Sky balance sheet will be less sensitive to changes in interest rates.
     The change in the EVE at risk from December 31, 2006 to June 30, 2007 was the result of the two factors discussed above as well as actions taken at the beginning of the first quarter to strategically mitigate downside risk resulting from increases in market interest rates.
Price Risk
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, which includes instruments to hedge MSRs. We also have price risk from securities owned by our broker-dealer subsidiaries, the foreign exchange positions, investments in private equity limited partnerships, investments in securities backed by mortgage loans to borrowers with low FICO scores, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio and on the amount of foreign exchange exposure that can be maintained and the amount of marketable equity securities that can be held by the insurance subsidiaries.
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

     Liquidity policies and limits are established by our board of directors, with operating limits set by our MRC, based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. Our MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan. We believe that sufficient liquidity exists to meet our funding needs.

Table 19 — Deposit Composition (1)

	2007				2006
(in thousands)	June 30,		March 31,		December 31,		September 30,		June 30,
	(Unaudited)
By Type
Demand deposits — non-interest bearing	$3,625,540	14.7%	$3,696,231	15.0%	$3,615,745	14.4%	$3,480,888	14.1%	$3,530,828	14.4%
Demand deposits — interest bearing	2,496,250	10.1	2,486,304	10.1	2,389,085	9.5	2,243,153	9.1	2,228,028	9.1
Money market deposits	5,323,707	21.6	5,568,104	22.6	5,362,459	21.4	5,678,252	23.0	5,474,283	22.3
Savings and other domestic deposits	2,845,945	11.6	2,879,098	11.7	2,986,287	11.9	3,011,268	12.2	3,125,513	12.7
Core certificates of deposit	5,738,598	23.3	5,408,289	22.0	5,364,610	21.4	5,313,473	21.5	5,171,410	21.0

Total core deposits	20,030,040	81.3	20,038,026	81.4	19,718,186	78.6	19,727,034	79.9	19,530,062	79.5
Other domestic deposits of $100,000 or more	1,052,545	4.3	1,287,186	5.2	1,191,984	4.8	1,259,720	5.1	1,111,153	4.5
Brokered deposits and negotiable CDs	2,920,726	11.9	2,721,927	11.1	3,345,943	13.4	3,183,489	12.9	3,475,032	14.1
Deposits in foreign offices	596,601	2.5	538,754	2.3	791,657	3.2	568,152	2.1	476,685	1.9

Total deposits	$24,599,912	100.0%	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%	$24,592,932	100.0%

Total core deposits:
Commercial	$6,267,644	31.3%	$6,314,309	31.5%	$6,063,372	30.8%	$6,214,462	31.5%	$5,906,817	30.2%
Personal	13,762,396	68.7	13,723,717	68.5	13,654,814	69.2	13,512,572	68.5	13,623,245	69.8

Total core deposits	$20,030,040	100.0%	$20,038,026	100.0%	$19,718,186	100.0%	$19,727,034	100.0%	$19,530,062	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,366,222	21.6%	$5,391,855	21.9%	$5,337,964	21.3%	$5,249,624	21.2%	$5,150,636	20.9%
Northwest Ohio	1,097,765	4.5	1,062,255	4.3	1,043,918	4.2	1,008,951	4.1	991,449	4.0
Greater Cleveland	2,025,824	8.2	2,020,165	8.2	1,995,203	8.0	2,126,795	8.6	2,022,416	8.2
Greater Akron/Canton	1,883,329	7.7	1,909,677	7.8	1,894,707	7.6	1,896,046	7.7	1,886,177	7.7
Southern Ohio / Kentucky	2,353,087	9.6	2,353,129	9.6	2,275,880	9.1	2,212,443	8.9	2,226,410	9.1
Mahoning Valley	—	—	—	—	—	—	—	—	—	—
Ohio Valley	—	—	—	—	—	—	—	—	—	—
West Michigan	2,820,076	11.5	2,826,489	11.5	2,757,434	11.0	2,938,112	11.9	2,794,728	11.4
East Michigan	2,357,108	9.6	2,460,100	10.0	2,418,450	9.7	2,357,607	9.5	2,258,800	9.2
Western Pennsylvania	—	—	—	—	—	—	—	—	—	—
Pittsburgh	—	—	—	—	—	—	—	—	—	—
Central Indiana	851,839	3.5	903,119	3.7	819,106	3.3	847,726	3.4	828,706	3.4
West Virginia	1,586,407	6.4	1,547,095	6.3	1,515,999	6.1	1,517,834	6.1	1,514,592	6.2
Mortgage and equipment leasing groups	176,214	0.7	163,456	0.7	171,946	0.7	146,119	0.6	165,846	0.7

Regional Banking	20,517,871	83.3	20,637,340	83.9	20,230,607	80.8	20,301,257	82.1	19,839,760	80.7
Dealer Sales	57,554	0.2	54,644	0.2	58,885	0.2	58,918	0.2	60,513	0.2
Private Financial and Capital Markets Group	1,103,760	4.5	1,171,982	4.8	1,162,335	4.6	1,144,731	4.6	1,217,627	5.0
Treasury / Other (2)	2,920,727	12.0	2,721,927	11.1	3,595,943	14.4	3,233,489	13.1	3,475,032	14.1

Total deposits	$24,599,912	100.0%	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%	$24,592,932	100.0%

(1)	Reflects post-Sky merger organizational structure that became effective on July 1, 2007, therefore, the balances presented do not include the impact of the acquisition.

(2)	Comprised largely of brokered deposits and negotiable CDs.

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
     We intend to maintain the Bank’s risk-based capital ratios at levels at which the Bank would be considered to be “well capitalized” by regulators. As a result, the amount of dividends that can be paid to the parent company depends on the Bank’s capital needs. Banking regulators also limit the amount of cumulative dividends during the past two calendar years plus the current year-to-date period cannot exceed the Bank’s net income during the same period. At June 30, 2007, the Bank had tier one and total risk-based capital in excess of the minimum level required to be considered to be “well-capitalized” of $151.2 million and $104.5 million, respectively. Based on the regulatory dividend limitation, the Bank could have declared and paid $130.5 million of additional dividends to the parent company at June 30, 2007 without regulatory approval. In July of 2007, the Bank declared and paid a dividend of $150 million.
     To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the Securities and Exchange Commission, which permits us to issue an unspecified amount of debt or equity securities.
     At June 30, 2007, the parent company had $667.3 million in cash or cash equivalents. On July 2, 2007, as part of consideration for the merger with Sky Financial, the parent company made a cash payment of $357 million.
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
     Credit ratings as of June 30, 2007, for the parent company and the Bank were:
Table 20 — Credit Ratings

June 30, 2007
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
     Table 21 below provides certain information about our standby letters of credit:
Table 21 — Standby Letters of Credit

	2007		2006
(in millions)	Second	First	Fourth	Third	Second

Total outstanding	$1,230	$1,197	$1,156	$1,136	$1,121
Percent collateralized	51%	48%	47%	45%	44%
Income recognized from issuance (1)	$3.2	$3.2	$3.1	$3.0	$3.0
Carrying amount of deferred revenue	3.8	4.3	4.3	3.5	3.6

(1)	Included in other non-interest income on the consolidated statement of income.
     We enter into forward contracts relating to the mortgage banking business. At June 30, 2007, December 31, 2006, and June 30, 2006, we had commitments to sell residential real estate loans of $484.5 million, $319.9 million, and $341.5 million, respectively. These contracts mature in less than one year.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
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

     Shareholders’ equity totaled $3.1 billion at June 30, 2007. This balance represented a slight increase from December 31, 2006.
     There were no share repurchases during the quarter. Under the current authorization announced April 20, 2006, there are currently 3.9 million shares remaining available. When permitted, the company may make additional share purchases from time-to-time in the open market or through privately negotiated transactions depending on market conditions.
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
     During the second quarter of 2007, Huntington Capital III, a trust formed by us, issued $250 million of enhanced trust preferred securities. The securities were secured by junior subordinated notes from the parent company. The enhanced trust preferred securities have a coupon of 6.65% for the first ten years and a floating rate thereafter. They also have a scheduled maturity date of 2037 and may be called, at our discretion, at the 10th and 20th anniversaries of the issuance of the notes. In accordance with FIN 46R, the trust is not consolidated in our balance sheet; the junior subordinated notes issued by the parent company represent the obligation reflected in our balance sheet. The junior subordinate notes issued to this trust qualify as Tier 1 regulatory capital for Huntington.
     Our total risk-weighted assets, Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios for five quarters are shown in Table 22 and are well in excess of minimum levels established for “well capitalized” institutions of 5.00%, 6.00%, and 10.00%, respectively.
     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. At June 30, 2007, the Bank had regulatory capital ratios in excess of “well capitalized” regulatory minimums.
     At June 30, 2007, the tangible equity to assets ratio was 6.82%, up from 6.46% a year ago, but down from 6.87% at December 31, 2006 and 7.06% at March 31, 2007. Based on our current estimates, the tangible equity to assets ratio would be 5.84% upon the acquisition of Sky Financial on July 1, 2007. At June 30, 2007, the tangible equity to risk-weighted assets ratio was 7.60%, up from 7.29% at the end of the year-ago quarter, but down from 7.65% at December 31, 2006 and 7.70% at March 31, 2007. The decrease in these ratios from March 31, 2007, primarily reflected the impact of loan growth and securities purchased near the end of the quarter in anticipation of the Sky Financial merger.
Table 22 — Capital Adequacy

	“Well-
	Capitalized”	2007		2006
(in millions)	Minimums	June 30,	March 31,	December 31,	September 30,	June 30,

Total risk-weighted assets (1)		$32,121	$31,473	$31,155	$31,330	$31,614

Tier 1 leverage ratio (1)	5.00%	9.07%	8.24%	8.00%	7.99%	7.62%
Tier 1 risk-based capital ratio (1)	6.00	9.74	8.98	8.93	8.95	8.45
Total risk-based capital ratio (1)	10.00	13.49	12.82	12.79	12.81	12.29

Tangible equity / asset ratio		6.82	7.06	6.87	7.13	6.46
Tangible equity / risk-weighted assets ratio (1)		7.60	7.70	7.65	7.97	7.29
Average equity / average assets		8.66	8.63	8.70	8.30	8.39

(1)	Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.

     On April 18, 2007, the board of directors declared a quarterly cash dividend on its common stock of $0.265 per common share payable July 2, 2007, to shareholders of record on June 15, 2007. Subsequent to the end of the 2007 second quarter, the board of directors, on July 17, 2007, declared a quarterly cash dividend on its common stock of $0.265 per common share, payable October 1, 2007, to shareholders of record on September 14, 2007.
Table 23 — Quarterly Common Stock Summary

	2007		2006
(in thousands, except per share amounts)	Second	First	Fourth	Third	Second

Common stock price, per share
High (1)	$22.960	$24.140	$24.970	$24.820	$24.410
Low (1)	21.300	21.610	22.870	23.000	23.120
Close	22.740	21.850	23.750	23.930	23.580
Average closing price	22.231	23.117	24.315	23.942	23.732

Dividends, per share
Cash dividends declared on common stock	$0.265	$0.265	$0.250	$0.250	$0.250

Common shares outstanding
Average — basic	236,032	235,586	236,426	237,672	241,729
Average — diluted	239,008	238,754	239,881	240,896	244,538
Ending	236,244	235,714	235,474	237,921	237,361

Book value per share	$12.97	$12.95	$12.80	$13.15	$12.38
Tangible book value per share	10.33	10.29	10.12	10.50	9.70

Common share repurchases
Number of shares repurchased	—	—	3,050	—	8,100

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.
ESTIMATING THE FINANCIAL IMPACT DUE TO THE UNIZAN MERGER
     The merger with Unizan Financial Corp. (Unizan) was completed on March 1, 2006. At the time of acquisition, Unizan had assets of $2.5 billion, including $1.6 billion of loans, and core deposits of $1.5 billion. Unizan results were only in consolidated results for a partial quarter in the 2006 first quarter, but fully impact all quarters thereafter. As a result, performance comparisons between the 2007 second quarter and 2006 second quarter periods, as well as comparisons between the 2007 second quarter and 2007 first quarter periods, are unaffected. However, comparisons between the 2007 six-month period and 2006 six-month period are affected, as Unizan results were included in the 2006 period for four months. Comparisons of the first six months of 2007 with the first six months of 2006 are impacted as follows:
•	Increased reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger-integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $1.0 million in the 2006 first quarter, $2.6 million in the 2006 second quarter, $0.5 million in the 2006 third quarter, and a net cost recovery of $0.4 million in the 2006 fourth quarter.
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
Balance Sheet Items
     For loans and leases, as well as core deposits, balances as of the acquisition date are pro-rated to the post-merger period being used in the comparison. To estimate the impact on the 2006 first quarter average balances, one-third of the closing date balance was used as those balances were in reported results for only one month of the quarter. To estimate a full quarter’s impact, the closing date balance was held constant. Year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology. This methodology assumes acquired balances remain constant over time.
Income Statement Items
     For income statement line items, Unizan’s actual full year results for 2005 were used for pro-rating the impact on post-merger periods. For example, to estimate a full quarter’s impact of the merger on personnel costs, one-twelfth of Unizan’s full-year 2005 personnel costs was used. Full quarter and year-to-date estimated impacts for subsequent periods were developed using this same pro-rata methodology. This results in an approximate impact since the methodology does not adjust for any unusual items or seasonal factors in Unizan’s 2005 reported results, or synergies realized since the merger date. The one exception to this methodology relates to the amortization of intangibles expense where the actual post-merger amount is used.
     Table 24 provides detail of changes to selected reported results to quantify the estimated impact of the Unizan merger and the impact of all other factors using this methodology:

Table 24 — Estimated Impact of Unizan Merger
2007 Six Months versus 2006 Six Months

					Unizan	Other
Average Loans and Deposits	Six Months Ended June 30,		Change		Merger
(in millions)	2007	2006	Amount	Percent	Related	Amount	Percent

Loans

Total commercial	$12,640	$11,550	$1,090	9.4%	$264	$826	7.2%

Automobile loans and leases	3,893	4,176	(283)	(6.8)	24	(307)	(7.4)
Home equity	4,943	4,932	11	0.2	74	(63)	(1.3)
Residential mortgage	4,423	4,468	(45)	(1.0)	136	(181)	(4.1)
Other consumer	423	448	(25)	(5.6)	56	(81)	(18.1)

Total consumer	13,682	14,024	(342)	(2.4)	290	(632)	(4.5)

Total loans	$26,322	$25,574	$748	2.9%	$554	$194	0.8%

Deposits
Demand deposits — non-interest bearing	$3,561	$3,515	$46	1.3%	$58	$(12)	(0.3)%
Demand deposits — interest bearing	2,377	2,081	296	14.2	31	265	12.7
Money market deposits	5,477	5,590	(113)	(2.0)	140	(253)	(4.5)
Savings and other domestic deposits	2,845	3,101	(256)	(8.3)	81	(337)	(10.9)
Core certificates of deposit	5,523	4,738	785	16.6	206	579	12.2

Total core deposits	19,783	19,025	758	4.0	516	242	1.3

Other deposits	4,578	4,684	(106)	(2.3)	60	(166)	(3.5)

Total deposits	$24,361	$23,709	$652	2.8%	$576	$76	0.3%

					Unizan		Other
Selected Income Statement Categories	Six Months Ended June 30,		Change		Merger	Merger
(in thousands)	2007	2006	Amount	Percent	Related	Costs	Amount	Percent

Net interest income — FTE	$517,120	$513,695	$3,425	0.7%	$11,796	$—	$(8,371)	(1.6)%

Service charges on deposit accounts	$94,810	$88,447	$6,363	7.2%	$1,052	$—	$5,311	6.0%
Trust services	52,658	43,954	8,704	19.8	1,102	—	7,602	17.3
Brokerage and insurance income	33,281	29,538	3,743	12.7	304	—	3,439	11.6
Bank owned life insurance income	21,755	20,846	909	4.4	524	—	385	1.8
Other service charges and fees	28,131	24,581	3,550	14.4	206	—	3,344	13.6
Mortgage banking income (loss)	16,473	26,810	(10,337)	(38.6)	172	—	(10,509)	(39.2)
Securities gains (losses)	(5,035)	(55)	(4,980)	N.M.	—	—	(4,980)	N.M.
Other income	59,297	88,432	(29,135)	(32.9)	1,424	—	(30,559)	(34.6)

Total non-interest income	$301,370	$322,553	$(21,183)	(6.6)%	$4,784	$—	$(25,967)	(8.1)%

Personnel costs	$269,830	$269,461	$369	0.1%	$5,150	$909	$(5,690)	(2.1)%
Net occupancy	39,325	35,893	3,432	9.6	860	260	2,312	6.4
Outside data processing and other services	47,515	39,420	8,095	20.5	334	1,337	6,424	16.3
Equipment	35,376	34,512	864	2.5	344	45	475	1.4
Professional services	14,583	11,657	2,926	25.1	982	102	1,842	15.8
Marketing	16,682	17,675	(993)	(5.6)	178	734	(1,905)	(10.8)
Telecommunications	8,703	9,815	(1,112)	(11.3)	244	115	(1,471)	(15.0)
Printing and supplies	6,914	6,838	76	1.1	—	110	(34)	(0.5)
Amortization of intangibles	5,039	4,067	972	23.9	840	—	132	3.2
Other expense	42,760	61,436	(18,676)	(30.4)	2,018	38	(20,732)	(33.7)

Total non-interest expense	$486,727	$490,774	$(4,047)	(0.8)%	$10,950	$3,650	$(18,647)	(3.8)%

N.M., not a meaningful value

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
     Funds Transfer Pricing
     We use a centralized funds transfer pricing (FTP) methodology to attribute appropriate net interest income to the business segments. The Treasury/Other business segment charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each line of business. The FTP rate is based on prevailing market interest rates for comparable duration assets (or liabilities). Deposits of an indeterminate maturity receive an FTP credit based on vintage-based pool rates. Other assets, liabilities, and capital are charged (credited) with a four-year moving average FTP rate. The intent of the FTP methodology is to eliminate all interest rate risk from the lines of business by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate and liquidity risk in Treasury/Other where it can be monitored and managed.
     Treasury/Other
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

Regional Banking
(This section should be read in conjunction with Significant Items 3, 5, and 7.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers. As of June 30, 2007, and excluding the impact of the Sky Financial acquisition, it operated in eight regions within the five states of Ohio, Michigan, West Virginia, Indiana, and Kentucky. It provided these services through a banking network of 369 branches, and over 1,000 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these five states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At June 30, 2007, Retail Banking accounted for 56% and 77% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
Table 25 — Key Indicators for Regional Banking

	Six Months Ended June 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$135,259	$169,960	$(34,701)	(20.4)%
Total average assets (in millions of dollars)	21,087	19,929	1,158	5.8
Total average deposits (in millions of dollars)	20,309	19,300	1,009	5.2
Return on average equity	21.6%	31.5%	(9.9)%	(31.4)
Retail banking # DDA households (eop) (1)	566,393	557,103	9,290	1.7
Retail banking # new relationships 90-day cross-sell (average) (1)	2.81	2.82	(0.01)	(0.4)
Small business # business DDA relationships (eop) (1)	62,446	60,086	2,360	3.9
Small business # new relationships 90-day cross-sell (average) (1)	2.44	2.24	0.20	8.9
Commercial banking # customers (eop)(1)	5,723	5,429	294	5.4
Mortgage banking closed loan volume (in millions)(1)	$1,479	$1,427	$52	3.6

eop — End of Period.

(1)	Periods prior to the second quarter of 2006 exclude Unizan.
2007 First Six Months versus 2006 First Six Months
     Regional Banking contributed $135.3 million, or 77%, of the company’s net operating earnings for the first six month period of 2007 compared with $170.0 million in the comparable year-ago period. The decline of $34.7 million, or 20% included:

•	$52.1 million increase in provision for credit loss, reflecting increases in our ACL principally due to the impact of increased monitored credits, primarily resulting from softness in the residential and commercial real estate markets in the Midwest. Additionally, net charge-offs increased by 52% over the year-ago period and were directly impacted by losses associated with two single-family homebuilders in the East Michigan region, along with a C&I loan relationship in northern Ohio.

•	$10.0 million, or 3%, increase in other non-interest expenses, reflecting higher benefits and other personnel costs, as well as increased depreciation associated with certain strategic initiatives and higher volume-related processing costs. Additionally, the first six month period of 2007 saw a significant increase in loan collection and foreclosure expenses compared with the year-ago period, which correlates with the conditions of the current credit environment.

•	$7.2 million, or 2%, decline in fully taxable equivalent net interest income, reflecting spread compression in both loan and deposit portfolios, resulting from aggressive pricing in a competitive rate environment.
Partially offset by:
•	$18.7 million, or 20%, decrease in provision for income taxes primarily reflecting a reduction in pretax income.

•	$8.7 million, or 29%, increase in other non-interest income, reflecting increased revenues from electronic banking and operating equipment lease income associated with higher volumes and incremental gains on sale of certain loans and leases. Also, a portion of the increase is attributable to increases in the volume of products and services sold in the branch network. These increases were partially offset by a decline in mortgage revenue resulting from the net impact of MSR hedging activity (reference Table 8).

•	$6.2 million, or 7%, increase in service charges on deposit accounts, reflecting increases in personal and commercial service charges. The service charge increases resulted from underlying growth in both consumer checking households and business checking relationships.
Highlights of Regional Banking’s performance during the first six month period of 2007 included:
•	Growth in consumer and commercial deposit balances and accounts over the comparable year ago period.

•	10 basis-point increase in the ALLL as a percentage of total loans and leases over the comparable year-ago period.

•	4% increase in mortgage origination volume over the comparable year-ago period.

•	4% increase in small deposit account relationships over the comparable year-ago period.

•	10% growth in average commercial loan balances over the comparable year-ago period.

•	Pricing strategies proved effective in generating year-to-date average growth of 4.7% and 5.2% in average total loans and average total deposits, respectively.

Dealer Sales
(This section should be read in conjunction with Significant Item 7.)
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,500 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Georgia, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, or dealer working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share.
Table 26 — Key Indicators for Dealer Sales

	Six Months Ended June 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$27,225	$33,428	$(6,203)	(19)%
Total average assets (in millions of dollars)	4,924	5,482	(558)	(10)
Return on average equity	29.4%	21.1%	8.3%	39
Automobile loans production (in millions)	$949.7	$883.9	$65.8	7
Automobile leases production (in millions)	157.6	183.0	(25.4)	(14)

2007 First Six Months versus 2006 First Six Months
     Dealer Sales contributed $27.2 million, or 15%, of the company’s net operating earnings for the first six month period of 2007 compared with $33.4 million in the comparable year-ago period. The decline of $6.2 million, or 19%, included:
•	$6.3 million decrease in automobile operating lease net income as that portfolio continues to run off.

•	$5.6 million decrease in fully taxable equivalent net interest income reflecting a $255 million, or 5%, decrease in average loans and leases as well as an 12 basis point decline in the fully taxable equivalent net interest margin. The decline in average balances was primarily attributed to direct finance leases which declined $534 million from $2.2 billion in the first six month period of 2006 to $1.6 billion in the comparable 2007 period. Additionally, lease production volumes declined to $158 million for the first six month period of 2007 from $183 million for the comparable year-ago period, reflecting the negative impact of special programs offered by automobile manufacturers’ captive finance companies to enhance and increase new vehicle sales. Partially offsetting the decline in lease balances was a $252 million increase in average indirect automobile loan balances. This growth primarily reflected three factors: (1) the first quarter of 2007 purchase of the residual portion of two matured 2003 automobile loan securitizations; (2) an increase in loan production volumes despite a continued slowdown in new and used automobile sales at franchised dealerships, indirectly attributed to the introduction in the fourth quarter of 2006 of the “Huntington Plus” program for automobile dealers, discussed below; and (3) a decrease in automobile loan sales due to the completion of a two year flow sale program. Loan sales totaled $253 million in the first six month period of 2007, compared with $377 million in the comparable year-ago period.

The fully taxable equivalent net interest margin on average loan and direct finance lease balances decreased to 2.56% for the first six month period of 2007 from 2.68% for the comparable year-ago period. This decline reflected a continuation of competitive pricing pressures and the resulting lower margins on new production as compared to margins on loans and leases that are being repaid.

•	$1.2 million increase in provision for credit loss, primarily reflecting growth in total loans and direct finance leases during the first six month period of 2007 as compared with a decrease during the first six month period of 2006. This change was primarily due to higher production as well as lower sales levels in 2007, noted above.
Partially offset by:
•	$3.5 million, or 13%, decrease in other non-interest expense primarily reflecting a $3.2 million decline in lease residual value insurance and other residual value losses, resulting from an overall decline in the total lease portfolio along with lower relative losses on automobiles sold at auction.

•	$3.3 million, or 19%, decrease in tax expense provision primarily reflecting a reduction in pretax income.
Highlights of Dealer Sales’ performance during the first six month period of 2007 included:
•	Increased momentum from the “Huntington Plus” program introduced during the fourth quarter of 2006. This is a program where lower credit-scored automobile loans are originated for dealers and then sold without recourse the next day to an independent third party. While this program does not directly impact average balances, it resulted in our becoming more of a full spectrum lender to our dealers, thereby influencing them to increase their overall allocation of prime automobile loan applications to Huntington.

•	13% increase in average indirect automobile loan balances as compared with the first six month period of 2006.

•	7% increase in prime indirect automobile loan originations and a 34% increase in total indirect automobile loan originations despite declines in industry-wide sales of new and used automobiles.

•	Relatively stable charge-off level of 0.41% of total loans and leases.

Private Financial and Capital Markets Group
(This section should be read in conjunction with Significant Items 3, 5, and 7.)
Objectives, Strategies, and Priorities
     The Private Financial and Capital Markets Group (PFCMG) provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. It also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 30 proprietary mutual funds, including 10 variable annuity funds, which represented approximately $4.1 billion in assets under management at June 30, 2007. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of licensed investment sales representatives and licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance, to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
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
Table 27 — Key Indicators for Private Financial and Capital Markets Group

	Six Months Ended June 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$20,497	$28,323	$(7,826)	(27.6)%
Total average assets (in millions of dollars)	2,211	2,062	149	7.2
Return on average equity	25.2%	37.2%	(12.0)%	(32.3)
Total brokerage and insurance income	$32,729	$26,824	$5,905	22.0
Total assets under management (in billions) (1)	12.6	12.0	0.6	5.0
Total trust assets (in billions) (1)	53.3	48.5	4.8	9.9

(1)	Periods prior to the second quarter of 2006 exclude Unizan.
2007 First Six Months versus 2006 First Six Months
     PFCMG contributed $20.5 million, or 12%, of the company’s net operating earnings for the first six month period of 2007 compared with $28.3 million in the comparable year-ago period. The decline of $7.8 million, or 28%, included:
•	$13.5 million decrease in other non-interest income, reflecting a combination of: (1) a net decrease of $10.0 million in equity portfolio fair value adjustments as our equity portfolio realized losses of $6.2 million for the first six months of 2007 compared with realized gains of $3.8 million during the first six months of 2006, (2) a $2.0 million reduction in income from mezzanine financing gains reflecting gains in the first six month period of 2006 that did not recur, and (3) a reclassification of $1.1 million of institutional sales and trading revenue from other non-interest income to brokerage revenue.

•	$6.4 million, or 25%, increase in other non-interest expenses including increased expenses of $3.6 million related to the Unified and Unizan acquisitions and $1.8 million for outside fees and commissions primarily due to a negative adjustment to the minority interest distributions payable to the mezzanine lending joint venture partner in the prior year period.

•	$6.1 million, or 14%, increase in personnel costs, including increased expenses of: $2.5 million related to the acquisition of Unified Fund Services in December, 2006, $1.3 million related to the Unizan acquisition in March, 2006, and $1.8 million resulting from the expansion of the Huntington Investment Company’s sales force and the opening of new trust offices in Dayton and Indianapolis.

•	$0.9 million, or 29%, increase in provision for credit losses, reflecting a $5.7 million charge-off on two related real estate mezzanine loans in the East Michigan region.
Partially offset by:
•	$8.3 million, or 19%, increase in trust services income, reflecting year over year trust asset growth of 10%. Growth of the Huntington Funds and the Huntington Asset Management Account continued to be the primary drivers of core trust revenue growth, and the Unizan and Unified acquisitions provided additional growth over the prior year period.

•	$4.2 million, or 28%, decrease in provision for income taxes primarily reflecting a reduction in pretax income.

•	$3.8 million, or 21%, increase in brokerage and insurance income, reflecting double-digit revenue growth in revenue for both products. Increased brokerage revenue resulted from a 12% increase in mutual fund and annuity sales volume. The increase in annuity revenue also reflected a continuing shift in product mix toward variable/indexed annuities and an increase in products sold with an ongoing trailer fee. Mutual fund revenue, in addition to the increase in sales volume, reflected an increase in 12b-1 fees related to the increase in mutual fund assets under administration. Increased insurance revenue resulted primarily from revenues earned by the captive insurance company, formed in the second quarter of 2006.

•	$1.8 million, or 5%, increase in fully taxable equivalent net interest income reflecting $0.1 billion, or 7%, increase in total loans and leases partially offset by a 6 basis point decline in the fully taxable equivalent net interest margin. Much of the decline in the fully taxable equivalent net interest margin was due to flat deposit growth.
Highlights of PFCMG’s performance during the first six months of 2007 included:
•	Total trust asset growth of 10% in the first six month period of 2007 compared with the first six month period of 2006, including growth in Huntington Fund assets of 13%.

•	Successful integration of Unified Fund Services asset servicing business, adding annualized trust revenue of nearly $10 million.

•	12% increase in mutual fund and annuity sales volume in the first six month period of 2007 compared with the first six month period of 2006, resulting in a 10% increase in retail deposit penetration from 5.1% to 5.6%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2006 Form 10-K.
Item 4. Controls and Procedures
     Huntington maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Huntington’s Management, with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of Huntington’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, Huntington’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Huntington’s disclosure controls and procedures were effective.
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

Item 4. Submission of Matters to a Vote of Security Holders
     Huntington held its annual meeting of shareholders on May 30, 2007. At this meeting, the shareholders approved the following management proposals:

				Abstain/
		For	Against	Withheld	Non-Votes
1.	The issuance of Huntington common stock, without par value, in connection with the merger by and among Huntington, Penguin Acquisition, LLC, a Maryland limited liability company and wholly owned subsidiary of Huntington, and Sky Financial Group	141,556,968	3,199,524	2,665,779	45,412,778
2.	Election of directors to serve as Class II Directors until the 2010
	Annual Meeting of Shareholders as follows:*
	Thomas E. Hoaglin	187,279,639	—	5,555,411	—
	David P. Lauer	185,948,127	—	6,886,923	—
	Kathleen H. Ransier	188,237,104	—	4,597,945	—
3.	Ratification of Deloitte & Touche LLP as independent auditors for Huntington for the year 2007.	189,384,696	1,422,512	2,027,841	—
4.	The 2007 Stock and Long-Term Incentive Plan	130,339,425	13,524,446	3,558,400	45,412,778
5.	The First Amendment to the Management Incentive Plan	173,760,899	14,934,489	4,082,806	56,856
6.	Amend Huntington’s charter to increase the authorized common stock of Huntington from 500,000,000 shares to 1,000,000,000 shares	180,290,819	9,566,089	2,921,285	56,856

*	Raymond J. Biggs, John B. Gerlach, Jr., and Gene E. Little continue as Class I Directors. Don M. Casto III, Michael J. Endres, Wm J. Lhota, and David L. Porteous continue as Class III Directors.
Item 6. Exhibits

(a)	Exhibits

			SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
1.1	Underwriting Agreement	Current Report on Form 8-K dated May 7, 2007.	000-02525	99.1

3.1	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.	000-02525	3(i)(c)

3.3	Articles of Amendment of Huntington Bancshares Incorporated.	Current Report on Form 8-K dated May 30, 2007	000-02525	3.1

3.4	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 1, 2007	Current Report on Form 8-K dated July 1, 2007	000-02525	3(ii).1

3.5	Articles Supplementary	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	3.4

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

10.1	Employment Agreement Amendment No. 1 between Huntington Bancshares Incorporated and Marty E. Adams, effective July 17, 2007.	Current Report on Form 8-K dated July 17, 2007	000-02525	99.2

Exhibits
Continued

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference
10.2	Restricted Stock Award Grant Notice to Marty E. Adams, effective July 1, 2007.	Securities to be Offered to Employees in Employee Benefit Plans on Form S-8 dated July 6, 2007.	000-02525	4.E

10.3	Schedule Identifying Material Details of Executive Agreements.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: August 9, 2007	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman and Chief Executive Officer

Date: August 9, 2007	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer