Form 10-Q
period 2007-09-30
HUNTINGTON BANCSHARES INC/MD
filed 2007-10-26
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED September 30, 2007
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No
There were 365,898,439 shares of Registrant’s common stock ($0.01 par value) outstanding on September 30, 2007.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, including our bank subsidiary, The Huntington National Bank (the Bank), organized in 1866, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, reinsurance of private mortgage insurance, reinsurance of credit life and disability insurance, and other insurance and financial products and services. Our banking offices are located in Ohio, Michigan, Indiana, Pennsylvania, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including: Dealer Sales offices in Arizona, Florida, Georgia, Nevada, New Jersey, New York, North Carolina, South Carolina, and Tennessee; Private Financial and Capital Markets Group offices in Florida; and Mortgage Banking offices in Maryland and New Jersey. Sky Insurance offers retail and commercial insurance agency services, through offices in Ohio, Pennsylvania, and Indiana. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.
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
     Our discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors, acquisitions, and other items. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a Significant Items Influencing Financial Performance Comparisons section that summarizes key issues helpful for understanding performance trends. Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we fund ourselves, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion - Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
Forward-Looking Statements
     This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, and projections, and including statements about the benefits of the merger between Huntington and Sky Financial, which are subject to numerous assumptions, risks, and uncertainties.
     Actual results could differ materially from those contained or implied by such statements for a variety of factors including: the expected merger efficiencies and any revenue synergies from the merger may not be fully realized within the expected timeframes; disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers; changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of other business strategies; the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure. Additional factors that could cause results to differ materially from those described above can be found in our 2006 Annual Report on Form 10-K, and documents subsequently filed with the Securities and Exchange Commission (SEC).
     All forward-looking statements speak only as of the date they are made. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws.
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
Acquisition of Sky Financial
     The merger with Sky Financial Group Inc. (Sky Financial) was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. Sky Financial results were fully included in our consolidated results for the full 2007 third quarter, and will impact all quarters thereafter. Additionally, during the 2007 third quarter, Sky Bank and Sky Trust, National Association (“Sky Trust”), merged into the Bank and systems integration was completed. As a result, performance comparisons of 2007 third quarter and 2007 nine-month performance to prior periods are affected as Sky Financial results were not included in the prior periods. Comparisons of the 2007 third quarter and 2007 nine-month performance compared with prior periods are impacted as follows:
•	Increased the absolute level of reported average balance sheet, revenue, expense, and the absolute level of certain credit quality results (e.g., amount of net charge-offs).

•	Increased the absolute level of reported non-interest expense items because of costs incurred as part of merger integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, occupancy expenses, and marketing expenses related to customer retention initiatives. These net merger costs were $32.3 million in the 2007 third quarter.
     Given the significant impact of the merger on reported 2007 results, we believe that an understanding of the impacts of the merger is necessary to understand better underlying performance trends. When comparing post-merger period results to premerger periods, we use the following terms when discussing financial performance:
•	“Merger related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent non-interest expenses primarily associated with merger integration activities.

•	“Non-merger related” refers to performance not attributable to the merger and include:
•	“Merger efficiencies”, which represent non-interest expense reductions realized as a result of the merger.
     The following methodology has been implemented to estimate the approximate effect of the Sky Financial merger used to determine “merger-related” impacts.
Balance Sheet Items
For loans and leases, as well as total deposits, Sky Financial’s balances as of June 30, 2007, adjusted for purchase accounting adjustments, and transfers of loans to loans held-for-sale, are used in the comparison. To estimate the impact on 2007 third quarter average balances, it was assumed that the June 30, 2007 balances, as adjusted, remained constant throughout the 2007 third quarter and will remain constant in all subsequent periods.
Income Statement Items
For income statement line items, Sky Financial’s actual results for the first six months of 2007, adjusted for the impact of unusual items and purchase accounting adjustments, were determined. This six-month adjusted amount was divided by two to estimate a quarterly amount. This results in an approximate quarterly impact, as the methodology does not adjust for any unusual items, market related changes, or seasonal factors in Sky Financial’s 2007 six-month results. Nor does it consider any revenue or expense synergies realized since the merger date. This same estimated amount will also be used in all subsequent quarterly reporting periods. The one exception to this methodology of holding the estimated quarterly impact constant relates to the amortization of intangibles expense where the amount is known and is therefore used.
     Certain tables contained within our discussion and analysis provide detail of changes to reported results to quantify the estimated impact of the Sky Financial merger using this methodology.
DISCUSSION OF RESULTS OF OPERATIONS
     This section provides a review of financial performance from a consolidated perspective. It also includes a Significant Items Influencing Financial Performance Comparisons section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed in this section. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the Lines of Business Discussion.
Summary
     We reported 2007 third quarter net income of $138.2 million and earnings per common share of $0.38. These results compared favorably to net income of $80.5 million and earnings per common share of $0.34 in the 2007 second quarter, but declined from net income of $157.4 million and earnings per common share of $0.65 in the third quarter of 2006. Our year-to-date net income was $314.4 million, or $1.12 per common share, down from net income of $373.5 million, or $1.56 per common share, in the comparable year-ago period. Additionally, comparisons with the prior year are impacted by the benefits for income taxes and balance sheet restructuring charges in the comparable year-ago period. Period-to-period comparisons are significantly impacted by the Sky Financial acquisition, which closed on July 1, 2007. The acquisition solidified our position in Ohio, greatly expanded our presence in the Indianapolis market, and established western Pennsylvania as a new market. Customer reaction has been very positive, and we continue to work to ensure that all of the growth opportunities afforded by the acquisition are realized.
     Expense control was a major highlight for the quarter. Although non-interest expense increased $140.9 million from the prior quarter, $161.3 million of the increase was merger related, either through merger related expenses or increased merger costs. Non-merger related expenses actually declined $20.4 million and represented most of the merger efficiencies that we targeted from the acquisition. We expect to achieve most of the remaining benefit next quarter. Our efficiency ratio, which has been a key focal point for us, is approaching our targeted range, and we expect to be within, or very near, that range, once we achieve the remaining targeted merger efficiencies.
     Fee income performance was mixed for the quarter. In addition to the increase in non-interest income that was merger related, non-merger related deposit service charges and other service charges showed very good growth, however, non-merger related trust services, mortgage banking, and brokerage and insurance income were down.
     Net interest income for the third quarter of 2007 increased $156.2 million from the prior quarter. The current quarter included three months of net interest income attributable to the acquisition of Sky Financial, which added $12.8 billion of loans, net of transfers to loans held-for-sale and purchase accounting adjustment, and $12.9 billion of deposits at July 1, 2007. During the current quarter, we saw good growth in non-merger related commercial loans and certain consumer loans, however, average automobile leases continued to shrink, as expected, due to low consumer demand and competitive pricing. Additionally, the lack of growth in non-merger related average home equity loans and average residential real estate loans continued to reflect the softness in the real estate markets. Growth in non-merger related average total deposits was also good during the quarter, driven by strong growth in interest-bearing demand deposits and money market accounts. Our net interest margin was 3.52%, consistent with expectations and up from 3.26% in the second quarter, primarily merger related.
     Consistent with expectations, overall credit quality was stable during the quarter. The allowance for loan and leases losses (ALLL) was 1.14% of total loans, down slightly from 1.15% at June 30, 2007. The ALLL coverage of nonperforming loans (NPLs) improved to 182% at September 30, 2007, from 145% at June 30, 2007, and declined from 189% at December 31, 2006. However, nonperforming assets (NPAs) increased $173.9 million from the prior quarter as we acquired $144.5 million of NPAs from Sky Financial. Additionally, we designated $16.3 million of impaired asset-backed securities as other NPAs. During the quarter, non-merger related NPLs and other-real-estate-owned (OREO) grew $13.0 million. Our outlook remains for NPLs to rise modestly in the 2007 fourth quarter, as there remains pressure on businesses and consumers in our markets.
     Market conditions remain difficult and we do not expect that to change in the near future. We anticipate that the economic environment will continue to be negatively impacted by weakness in residential real estate markets and negative impacts from the on-going challenges in the automotive manufacturing and supplier sector. We expect our greatest impacts to be in our eastern Michigan and northern Ohio markets.
Significant Items
     Certain components of the income statement are naturally subject to more volatility than others. As a result, readers of this report may view such items differently in their assessment of “underlying” or “core” earnings performance compared with their expectations and/or any implications resulting from them on their assessment of future performance trends.
     Therefore, we believe the disclosure of certain “Significant Items” in current and prior period results aids readers of this report in better understanding corporate performance so that they can ascertain for themselves what, if any, items they may wish to include or exclude from their analysis of performance, within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly.
     To this end, we have adopted a practice of listing as “Significant Items” in our external disclosure documents (including earnings press releases, investor presentations, Forms 10-Q and 10-K) individual and/or particularly volatile items that impact the current period results by $0.01 per share or more. Such “Significant Items” generally fall within one of two categories: timing differences and other items.
Timing Differences
     Part of our regular business activities are by their nature volatile, including capital markets income and sales of loans. While such items may generally be expected to occur within a full year reporting period, they may vary significantly from period to period. Such items are also typically a component of an income statement line item and not, therefore, readily discernable. By specifically disclosing such items, analysts/investors can better assess how, if at all, to adjust their estimates of future performance.

Other Items
     From time to time an event or transaction might significantly impact revenues, expenses, or taxes in a particular reporting period that are judged to be unusual, short-term in nature, and/or materially outside typically expected performance. Examples would be (1) merger costs, including restructuring charges and asset valuation adjustments, as they typically impact expenses for only a few quarters during the period of transition; (2) changes in an accounting principle; (3) unusual tax assessments or refunds; (4) a large gain/loss on the sale of an asset; (5) outsized commercial loan net charge-offs; and other items deemed significant. By disclosing such items, analysts/investors can better assess how, if at all, to adjust their estimates of future performance.
Provision for Credit Losses
     While the provision for credit losses may vary significantly among periods, and often exceeds $0.01 per share, we typically exclude it from the list of significant items unless, in our view, there is a significant, specific credit (or multiple significant, specific credits) affecting comparability among periods. In determining whether any portion of the provision for credit losses should be included as a significant item, we consider, among other things, that the provision is a major income statement caption rather than a component of another caption and, therefore, the period-to-period variance can be readily determined.
Other Exclusions
     “Significant Items” for any particular period are not intended to be a complete list of items that may significantly impact future periods. A number of factors, including those described in Huntington’s 2006 Annual Report on Form 10-K and other factors described from time to time in Huntington’s other filings with the SEC, could also significantly impact future periods.

Table 1 — Selected Quarterly Income Statement Data(1), (7)

	2007			2006
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Interest income	$851,155	$542,461	$534,949	$544,841	$538,988
Interest expense	441,522	289,070	279,394	286,852	283,675

Net interest income	409,633	253,391	255,555	257,989	255,313
Provision for credit losses	42,007	60,133	29,406	15,744	14,162

Net interest income after provision for credit losses	367,626	193,258	226,149	242,245	241,151

Service charges on deposit accounts	78,107	50,017	44,793	48,548	48,718
Trust services	33,562	26,764	25,894	23,511	22,490
Brokerage and insurance income	28,806	17,199	16,082	14,600	14,697
Other service charges and fees	21,045	14,923	13,208	13,784	12,989
Bank owned life insurance income	14,847	10,904	10,851	10,804	12,125
Mortgage banking income	9,629	7,122	9,351	6,169	8,512
Securities (losses) gains (2)	(13,152)	(5,139)	104	(15,804)	(57,332)
Other income	31,830	34,403	24,894	38,994	35,711

Total non-interest income	204,674	156,193	145,177	140,606	97,910

Personnel costs	202,148	135,191	134,639	137,944	133,823
Outside data processing and other services	40,600	25,701	21,814	20,695	18,664
Net occupancy	33,334	19,417	19,908	17,279	18,109
Equipment	23,290	17,157	18,219	18,151	17,249
Marketing	13,186	8,986	7,696	6,207	7,846
Professional services	11,273	8,101	6,482	8,958	6,438
Telecommunications	7,286	4,577	4,126	4,619	4,818
Printing and supplies	4,743	3,672	3,242	3,610	3,416
Amortization of intangibles	19,949	2,519	2,520	2,993	2,902
Other expense	29,754	19,334	23,426	47,334	29,165

Total non-interest expense	385,563	244,655	242,072	267,790	242,430

Income before income taxes	186,737	104,796	129,254	115,061	96,631
Provision (benefit) for income taxes (3)	48,535	24,275	33,528	27,346	(60,815)

Net income	$138,202	$80,521	$95,726	$87,715	$157,446

Average common shares — diluted	368,280	239,008	238,754	239,881	240,896

Per common share
Net income — diluted	$0.38	$0.34	$0.40	$0.37	$0.65
Cash dividends declared	0.265	0.265	0.265	0.250	0.250

Return on average total assets	1.02%	0.92%	1.11%	0.98%	1.75%
Return on average total shareholders’ equity	8.8	10.6	12.9	11.3	21.0
Return on average tangible shareholder’s equity (4)	20.9	13.6	16.5	14.5	27.1
Net interest margin (5)	3.52	3.26	3.36	3.28	3.22
Efficiency ratio (6)	57.7	57.8	59.2	63.3	57.8
Effective tax rate (3)	26.0	23.2	25.9	23.8	(62.9)

Revenue — fully taxable equivalent (FTE)
Net interest income	$409,633	$253,391	$255,555	$257,989	$255,313
FTE adjustment	5,712	4,127	4,047	4,115	4,090

Net interest income (5)	415,345	257,518	259,602	262,104	259,403
Non-interest income	204,674	156,193	145,177	140,606	97,910

Total revenue (5)	$620,019	$413,711	$404,779	$402,710	$357,313

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these key factors.

(2)	Includes $57.5 million of securities impairment losses for the 2006 third quarter.

(3)	The third quarter of 2006 includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003, as well as the recognition of federal tax loss carry backs.

(4)	Net income less expense of amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

(7)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented include the impact of the acquisition from that date.

Table 2 — Selected Year to Date Income Statement Data (1), (7)

	Nine Months Ended September 30,		Change
(in thousands, except per share amounts)	2007	2006	Amount	Percent

Interest income	$1,928,565	$1,525,678	$402,887	26.4%
Interest expense	1,009,986	764,490	245,496	32.1

Net interest income	918,579	761,188	157,391	20.7
Provision for credit losses	131,546	49,447	82,099	N.M.

Net interest income after provision for credit losses	787,033	711,741	75,292	10.6

Service charges on deposit accounts	172,917	137,165	35,752	26.1
Trust services	86,220	66,444	19,776	29.8
Brokerage and insurance income	62,087	44,235	17,852	40.4
Other service charges and fees	49,176	37,570	11,606	30.9
Bank owned life insurance income	36,602	32,971	3,631	11.0
Mortgage banking income	26,102	35,322	(9,220)	(26.1)
Securities losses (2)	(18,187)	(57,387)	39,200	(68.3)
Other income	91,127	124,143	(33,016)	(26.6)

Total non-interest income	506,044	420,463	85,581	20.4

Personnel costs	471,978	403,284	68,694	17.0
Outside data processing and other services	88,115	58,084	30,031	51.7
Net occupancy	72,659	54,002	18,657	34.5
Equipment	58,666	51,761	6,905	13.3
Marketing	29,868	25,521	4,347	17.0
Professional services	25,856	18,095	7,761	42.9
Telecommunications	15,989	14,633	1,356	9.3
Printing and supplies	11,657	10,254	1,403	13.7
Amortization of intangibles	24,988	6,969	18,019	N.M.
Other expense	72,514	90,601	(18,087)	(20.0)

Total non-interest expense	872,290	733,204	139,086	19.0

Income before income taxes	420,787	399,000	21,787	5.5
Provision for income taxes (3)	106,338	25,494	80,844	N.M.

Net income	$314,449	$373,506	$(59,057)	(15.8)%

Average common shares — diluted	282,014	239,933	42,081	17.5%

Per common share
Net income per common share — diluted	$1.12	$1.56	$(0.44)	(28.2)%
Cash dividends declared	0.795	0.750	0.045	6.0

Return on average total assets	1.02%	1.43%	(0.41)	(28.7)%
Return on average total shareholders’ equity	10.3	17.2	(6.9)	(40.1)
Return on average tangible shareholders’ equity (4)	17.3	21.5	(4.2)	(19.5)
Net interest margin (5)	3.40	3.29	0.11	3.3
Efficiency ratio (6)	58.2	58.1	0.1	0.2
Effective tax rate (3)	25.3	6.4	18.9	N.M.

Revenue — fully taxable equivalent (FTE)
Net interest income	$918,578	$761,188	$157,390	20.7%
FTE adjustment (5)	13,886	11,910	1,976	16.6

Net interest income	932,464	773,098	159,366	20.6
Non-interest income	506,046	420,463	85,583	20.4

Total revenue	$1,438,510	$1,193,561	$244,949	20.5%

N.M., not a meaningful value.

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these key factors.

(2)	Includes $57.5 million of securities impairment losses for the 2006 third quarter.

(3)	The third quarter of 2006 includes $84.5 million benefit reflecting the resolution of a federal income tax audit of tax years 2002 and 2003, as well as the recognition of federal tax loss carry backs.

(4)	Net income less expense of amortization of intangibles (net of tax) for the period divided by average tangible common shareholders’ equity. Average tangible common shareholders’ equity equals average total common shareholders’ equity less average intangible assets and goodwill.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains/(losses).

(7)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented include the impact of the acquisition from that date.

Significant Items Influencing Financial Performance Comparisons
     Earnings comparisons from the beginning of 2006 through the third quarter of 2007 were impacted by a number of significant items summarized below.
1.	Sky Financial Acquisition. The merger with Sky Financial was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. Sky Financial results are reflected in our consolidated results beginning July 1, 2007. The impacts of the affected quarterly and year-to-date reported results compared with premerger reporting periods are as follows:
•	Increased the absolute level of reported average balance sheet, revenue, expense, and credit quality results (for example, net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $0.8 million in the 2007 first quarter, $7.6 million in the 2007 second quarter, and $32.3 million in the 2007 third quarter.
2.	Balance Sheet Restructuring. In third and fourth quarters of 2006, we utilized the excess capital resulting from the third quarter’s significant reduction to federal tax expense (see Item 6 below) to restructure certain under-performing components of our balance sheet. Total securities losses as a result of these actions totaled $73.3 million. The refinancing of Federal Home Loan Bank (FHLB) funding and the sale of mortgage loans resulted in total charges of $4.4 million, resulting in total balance sheet restructuring costs of $77.7 million ($0.21 per common share). Our actions impacted 2006 third and fourth quarter results as follows:
•	$57.3 million pretax ($0.16 per common share) negative impact in the 2006 third quarter from securities impairment. Subsequent to the end of the quarter, we initiated a review of our investment securities portfolio. The objective of this review was to reposition the portfolio to optimize performance in light of changing economic conditions and other factors. A total of $2.1 billion of securities, primarily consisting of U.S. Treasury, agency securities, and mortgage-backed securities, as well as certain other asset-backed securities, were identified as other-than-temporarily impaired as a result of this review.

•	$20.2 million pretax ($13.1 million after tax or $0.05 per common share) negative impact in the 2006 fourth quarter related to costs associated with the completion of the balance sheet restructuring. This consisted of $9.0 million pretax of investment securities losses as well as $6.8 million of additional impairment on certain asset-backed securities not included in the restructuring recognized in the third quarter, and $4.4 million pretax of other balance sheet restructuring expenses, most notably FHLB funding refinancing costs.

3.	Mortgage servicing rights (MSRs) and related hedging. Included in net market related losses are net losses or gains from our mortgage servicing rights and the related hedging. MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. A hedging strategy is used to minimize the impact from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity. Net income included the following net impact of MSR hedging activity (reference Table 11):

(in thousands)
	Net	Non-			Per
	interest	interest	Pretax	Net	Common
Period	income	income	income	income	Share
1Q ‘07	$—	$(2,018)	$(2,018)	$(1,312)	$(0.01)
2Q ‘07	248	(4,998)	(4,750)	(3,088)	(0.01)
3Q ‘07	2,357	(6,002)	(3,645)	(2,369)	(0.01)

9 mo. ‘07	$2,605	$(13,018)	$(10,413)	$(6,769)	$(0.02)

1Q ‘06	$—	$4,575 (1)	$4,575	$2,974	$0.01
2Q ‘06	—	1,542	1,542	1,002	—
3Q ‘06	38	(38)	—	—	—

9 mo. ‘06	38	6,079	6,117	3,976	0.02

4Q ‘06	(2)	(2,493)	(2,495)	(1,622)	(0.01)

12 mo. ‘06	$36	$3,586	$3,622	$2,354	$0.01

(1)	Includes $5.1 million related to the positive impact of adopting SFAS No. 156
Beginning in the 2006 first quarter, we adopted Statement of Financial Accounting Standards (Statement) No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140), which allowed us to carry MSRs at fair value. This resulted in a $5.1 million pretax ($0.01 per common share) positive impact in the 2006 first quarter (this impact is reflected in the above table). Under the fair value approach, servicing assets and liabilities are recorded at fair value at each reporting date. Changes in fair value between reporting dates are recorded as an increase or decrease in mortgage banking income. MSR assets are included in other assets.

4.	Other net market-related losses. Other net market-related losses include losses and gains related to the following market-driven activities: gains and losses from equity investing (included in other non-interest income), net securities gains and losses, and the impact from the extinguishment of debt (included as other non-interest expense). Total net market-related losses also include the net impact of MSRs and related hedging (see item 3 above). Net income included the following impact from other net market-related losses:

(in thousands)
	Securities		Debt			Per
	Gains/	Equity	Extinguish-	Pretax	Net	Common
Period	(Losses)	Investing	ment	income	income	Share
1Q ‘07	$104	$(8,530)	$—	$(8,426)	$(5,477)	$(0.02)
2Q ‘07	(5,139)	2,301	4,090	1,252	814	—
3Q ‘07	(13,152)	(4,387)	3,220	(14,319)	(9,307)	(0.03)

9 mo. ‘07	$(18,187)	$(10,616)	$7,310	$(21,493)	$(13,970)	$(0.05)

1Q ‘06	$(20)	$1,505	$—	$1,485	$965	$—
2Q ‘06	(35)	2,322	—	2,287	1,487	0.01
3Q ‘06	(57,332)	352	—	(56,980)	(37,037)	(0.15)

9 mo. ‘06	(57,387)	4,179	—	(53,208)	(34,585)	(0.14)
4Q ‘06	(15,804)	3,257	(4,389)	(16,936)	(11,008)	(0.05)

12 mo. ‘06	$(73,191)	$7,436	$(4,389)	$(70,144)	$(45,593)	$(0.19)

5.	Significant commercial loan provision expense. Performance for the 2007 second quarter included $24.8 million ($16.1 million after tax, or $0.07 per common share) in provision for credit losses associated with three credit relationships: two in the eastern Michigan single-family home builder sector and one northern Ohio commercial credit to an auto industry-related manufacturing company. In the 2007 second quarter, charge-offs of $12.2 million were recorded against two of these credit relationships. In the 2007 third quarter, an additional $10.0 million of charge-offs were recorded, relating to all three of these credit relationships.

6.	Effective tax rate. The effective tax rate for the 2006 third quarter included an $84.5 million ($0.35 per common share) reduction of federal income tax expense from the release of tax reserves as a result of the resolution of the federal income tax audit for 2002 and 2003 and the recognition of federal tax loss carry backs.

7.	Other significant items influencing earnings performance comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:

2007 - First Quarter
•	$1.9 million pretax ($1.2 million after tax or $0.01 per common share) negative impact due to litigation losses.
2006 - Fourth Quarter
•	$10.0 million pretax ($6.5 million after tax or $0.03 per common share) contribution to the Huntington Foundation.

•	$5.2 million pretax ($3.6 million after tax or $0.02 per common share) increase in automobile lease residual value losses. This increase reflected higher relative losses on vehicles sold at auction, most notably high-line imports and larger sport utility vehicles.

•	$4.5 million pretax ($2.9 million after tax or $0.01 per common share) in severance and consolidation expenses. This reflected severance-related expenses associated with a reduction of 75 Regional Banking staff positions, as well as costs associated with the retirements of a vice chairman and an executive vice president.

•	$2.6 million pretax ($1.7 million after tax or $0.01 per common share) gain related to the sale of MasterCard® stock.

2006 - First Quarter
•	$2.3 million pretax ($1.5 million after tax or $0.01 per common share) negative impact, reflecting a cumulative adjustment to defer annual fees related to home equity loans.
Table 3 reflects the earnings impact of the above-mentioned significant items for periods affected by this Discussion of Results of Operations:

Table 3 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	September 30, 2007		June 30, 2007		September 30, 2006
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$138.2		$80.5		$157.4
Earnings per share, after tax		$0.38		$0.34		$0.65
Change from prior quarter — $		0.04		(0.06)		0.19
Change from prior quarter — %		11.8%		(15.0)%		41.3%

Change from a year-ago — $		$(0.27)		$(0.12)		$0.18
Change from a year-ago — %		(41.5)%		(26.1)%		38.3%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Merger costs	$(32.3)	$(0.06)	$(7.6)	$(0.02)	$—	$—
Net market-related losses	(18.0)	(0.03)	(3.5)	(0.01)	—	—
Significant commercial loan provision expense	—	—	(24.8)	(0.07)	—	—
Reduction to federal income tax expense (3)	—	—	—	—	84.5	0.35
Balance sheet restructuring	—	—	—	—	(57.3)	(0.16)
Adjustment for equity method investments	—	—	—	—	(2.1)	(0.01)

	Nine Months Ended
	September 30, 2007		September 30, 2006
(in millions)	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$314.4		$373.5
Earnings per share, after tax		$1.12		$1.56
Change from a year-ago — $		(0.44)		0.22
Change from a year-ago — %		(28.2)%		16.4%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS

Merger costs	$(40.7)	$(0.09)	$(4.2)	$(0.01)
Net market-related losses	(32.0)	(0.07)	5.1	0.01
Significant commercial loan provision expense	(24.8)	(0.06)	—	—
Reduction to federal income tax expense (3)	—	—	84.5	0.35
MSR FAS 156 accounting change	—	—	5.1	0.01
Balance sheet restructuring	—	—	(57.3)	(0.16)
Adjustment for equity method investments	—	—	(3.2)	(0.01)
Adjustment to defer home equity annual fees	—	—	(2.3)	(0.01)

(1)	Refer to the ‘Significant Items Influencing Financial Performance Comparisons’ for additional discussion regarding these items.

(2)	Pretax unless otherwise noted.

(3)	After tax

Net Interest Income
(This section should be read in conjunction with Significant Items 1, 2, 3, and 7.)
2007 Third Quarter versus 2006 Third Quarter
     Fully taxable equivalent net interest income for the 2007 third quarter was $415.3 million. This represented an increase of $155.9 million, or 60%, from the year-ago quarter. This reflected the favorable impact of a $14.9 billion increase in average earning assets, of which $13.5 billion represented an increase in average loans and leases, as well as the benefit of an increase in the fully taxable equivalent net interest margin of 30 basis points to 3.52%. The 3.52% fully taxable equivalent net interest margin was consistent with our expectations for a relatively stable net interest margin compared with the pro forma 2007 second quarter level of 3.50%.
     The following table details the estimated merger related impacts on our reported loans and deposits:
Table 4 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — 3Q’07 vs. 3Q’06

	Third Quarter		Change		Merger	Non-merger Related
(in millions)	2007	2006	Amount	%	Related	Amount	% (1)

Loans
Total commercial	$22,016	$12,039	$9,977	82.9%	$8,746	$1,231	5.9%

Automobile loans and leases	4,354	4,055	299	7.4	432	(133)	(3.0)
Home equity	7,355	5,041	2,314	45.9	2,385	(71)	(1.0)
Residential mortgage	5,456	4,748	708	14.9	1,112	(404)	(6.9)
Other consumer	647	430	217	50.5	143	74	12.9

Total consumer	17,812	14,274	3,538	24.8	4,072	(534)	(2.9)

Total loans	$39,828	$26,313	$13,515	51.4%	$12,818	$697	1.8%

Deposits
Demand deposits — non-interest bearing	$5,384	$3,509	$1,875	53.4%	$1,829	$46	0.9%
Demand deposits — interest bearing	3,808	2,169	1,639	75.6	1,460	179	4.9
Money market deposits	6,869	5,689	1,180	20.7	996	184	2.8
Savings and other domestic deposits	5,043	2,923	2,120	72.5	2,594	(474)	(8.6)
Core certificates of deposit	10,425	5,334	5,091	95.4	4,630	461	4.6

Total core deposits	31,529	19,624	11,905	60.7	11,509	396	1.3
Other deposits	6,123	4,969	1,154	23.2	1,342	(188)	(3.0)

Total deposits	$37,652	$24,593	$13,059	53.1%	$12,851	$208	0.6%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $0.7 billion, or 2%, non-merger related increase in total average loans primarily reflected:
•	$1.2 billion, or 6%, increase in average total commercial loans, reflecting continued strong growth in middle-market commercial and industrial (C&I) loans. The increase in commercial loans was spread across substantially all regions.
Partially offset by:
•	$0.5 billion, or 3%, decrease in average total consumer loans, reflecting continued declines in automobile leasing due to low consumer demand and competitive pricing, as well as the impact of mortgage loan sales over the last 12 months.
     Also contributing to the growth in average earning assets was a $1.1 billion increase in average trading account securities. The increase in these assets reflected a change in our strategy to use trading account securities to hedge the change in fair value of our MSRs.

     Concerning total average deposits, the $0.2 billion of non-merger related increase primarily reflected:
•	$0.4 billion, or 1%, increase in average total core deposits, reflecting strong growth in interest bearing demand deposits and money market accounts. While there was strong growth in core certificates of deposits, this was offset by a decline in savings and other domestic deposits, as customers transferred funds from lower rate to higher rate accounts.
Partially offset by:
•	$0.2 billion, or 3%, decline in other non-core deposits driven by a decline in brokered deposits and negotiable certificates of deposit.
2007 Third Quarter versus 2007 Second Quarter
     Fully taxable equivalent net interest income for the 2007 third quarter was $415.3 million. This represented an increase of $157.8 million, or 61%, from the prior quarter. This reflected the favorable impact of a $15.2 billion increase in average earning assets, of which $13.4 billion represented an increase in average loans and leases, as well as the benefit of an increase in the fully taxable equivalent net interest margin of 26 basis points to 3.52%. These increases were primarily merger related.
     The following table details the estimated merger related impacts on our reported loans and deposits:
Table 5 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — 3Q’07 vs. 2Q’07

	Third	Second
	Quarter	Quarter	Change		Merger	Non-merger Related
(in millions)	2007	2007	Amount	Percent	Related	Amount	% (1)

Loans
Total commercial	$22,016	$12,818	$9,198	71.8%	$8,746	$452	2.1%

Automobile loans and leases	4,354	3,873	481	12.4	432	49	1.1
Home equity	7,355	4,973	2,382	47.9	2,385	(3)	(0.0)
Residential mortgage	5,456	4,351	1,105	25.4	1,112	(7)	(0.1)
Other consumer	647	424	223	52.6	143	80	14.1

Total consumer	17,812	13,621	4,191	30.8	4,072	119	0.7

Total loans	$39,828	$26,439	$13,389	50.6%	$12,818	$571	1.5%

Deposits
Demand deposits — non-interest bearing	$5,384	$3,591	$1,793	49.9%	$1,829	$(36)	(0.7)%
Demand deposits — interest bearing	3,808	2,404	1,404	58.4	1,460	(56)	(1.4)
Money market deposits	6,869	5,466	1,403	25.7	996	407	6.3
Savings and other domestic deposits	5,043	2,863	2,180	76.1	2,594	(414)	(7.6)
Core certificates of deposit	10,425	5,591	4,834	86.5	4,630	204	2.0

Total core deposits	31,529	19,915	11,614	58.3	11,509	105	0.3
Other deposits	6,123	4,358	1,765	40.5	1,342	423	7.4

Total deposits	$37,652	$24,273	$13,379	55.1%	$12,851	$528	1.4%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $0.6 billion, or 1%, non-merger related increase in average total loans and leases primarily reflected 2% growth in average total commercial loans due to continued strong growth across substantially all regions. Non-merger related average total consumer loans increased 1% with most categories essentially unchanged.
     Also contributing to the growth in average earning assets were $0.9 billion increase in average trading account securities and $0.7 billion in average investment securities. These increases were primarily merger related. The increase in these assets reflected a change in our strategy to use trading account securities to hedge the change in fair value of our MSRs.

     Concerning the $13.4 billion increase in average total deposits, $12.9 billion was merger related. The $0.5 billion, or 1%, non-merger related increase reflected:
•	$0.4 billion, or 7%, increase in other non-core deposits, reflecting an increase in wholesale deposits.

•	$0.1 billion increase in average total core deposits. This reflected strong growth in money market deposits and core certificates of deposit, partially offset by a decline in savings and other domestic deposits as those depositors moved funds into higher rate accounts. The decline in interest bearing and non-interest bearing demand deposits reflected seasonality.
Tables 6 and 7 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 6 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2007			2006		3Q07 vs 3Q06
(in millions)	Third	Second	First	Fourth	Third	Amount	Percent

Assets
Interest bearing deposits in banks	$292	$259	$93	$77	$75	$217	N.M. %
Trading account securities	1,149	230	48	116	96	1,053	N.M.
Federal funds sold and securities purchased under resale agreements	557	574	503	531	266	291	N.M.
Loans held for sale	419	291	242	265	275	144	52.4
Investment securities:
Taxable	3,951	3,253	3,595	3,792	4,364	(413)	(9.5)
Tax-exempt	675	629	591	594	581	94	16.2

Total investment securities	4,626	3,882	4,186	4,386	4,945	(319)	(6.5)
Loans and leases: (1)

Commercial:
Middle market commercial and industrial	10,301	6,209	6,070	5,882	5,651	4,650	82.3
Middle market commercial real estate:
Construction	1,782	1,245	1,151	1,170	1,129	653	57.8
Commercial	5,623	2,865	2,772	2,839	2,846	2,777	97.6

Middle market commercial real estate	7,405	4,110	3,923	4,009	3,975	3,430	86.3
Small business	4,310	2,499	2,466	2,421	2,413	1,897	78.6

Total commercial	22,016	12,818	12,459	12,312	12,039	9,977	82.9

Consumer:
Automobile loans	2,931	2,322	2,215	2,111	2,079	852	41.0
Automobile leases	1,423	1,551	1,698	1,838	1,976	(553)	(28.0)

Automobile loans and leases	4,354	3,873	3,913	3,949	4,055	299	7.4
Home equity	7,355	4,973	4,913	4,973	5,041	2,314	45.9
Residential mortgage	5,456	4,351	4,496	4,635	4,748	708	14.9
Other loans	647	424	422	430	430	217	50.5

Total consumer	17,812	13,621	13,744	13,987	14,274	3,538	24.8

Total loans and leases	39,828	26,439	26,203	26,299	26,313	13,515	51.4
Allowance for loan and lease losses	(475)	(297)	(278)	(282)	(291)	(184)	(63.2)

Net loans and leases	39,353	26,142	25,925	26,017	26,022	13,331	51.2

Total earning assets	46,871	31,675	31,275	31,674	31,970	14,901	46.6

Cash and due from banks	1,111	748	826	830	823	288	35.0
Intangible assets	3,337	626	627	631	634	2,703	N.M.
All other assets	3,124	2,398	2,480	2,617	2,633	491	18.6

Total Assets	$53,968	$35,150	$34,930	$35,470	$35,769	$18,199	50.9%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$5,384	$3,591	$3,530	$3,580	$3,509	$1,875	53.4%
Demand deposits — interest bearing	3,808	2,404	2,349	2,219	2,169	1,639	75.6
Money market deposits	6,869	5,466	5,489	5,548	5,689	1,180	20.7
Savings and other domestic deposits	5,043	2,863	2,827	2,849	2,923	2,120	72.5
Core certificates of deposit	10,425	5,591	5,455	5,380	5,334	5,091	95.4

Total core deposits	31,529	19,915	19,650	19,576	19,624	11,905	60.7
Other domestic deposits of $100,000 or more	1,694	1,124	1,219	1,282	1,141	553	48.5
Brokered deposits and negotiable CDs	3,728	2,682	3,020	3,252	3,307	421	12.7
Deposits in foreign offices	701	552	562	598	521	180	34.5

Total deposits	37,652	24,273	24,451	24,708	24,593	13,059	53.1
Short-term borrowings	2,542	2,075	1,863	1,832	1,660	882	53.1
Federal Home Loan Bank advances	2,553	1,329	1,128	1,121	1,349	1,204	89.3
Subordinated notes and other long-term debt	3,912	3,470	3,487	3,583	3,921	(9)	(0.2)

Total interest bearing liabilities	41,275	27,556	27,399	27,664	28,014	13,261	47.3

All other liabilities	1,103	960	987	1,142	1,276	(173)	(13.6)
Shareholders’ equity	6,206	3,043	3,014	3,084	2,970	3,236	N.M.

Total Liabilities and Shareholders’ Equity	$53,968	$35,150	$34,930	$35,470	$35,769	$18,199	50.9%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Table 7 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2007			2006
Fully taxable equivalent basis (1)	Third	Second	First	Fourth	Third

Assets
Interest bearing deposits in banks	4.69%	6.47%	5.13%	5.50%	5.23%
Trading account securities	6.01	5.74	5.27	4.10	4.32
Federal funds sold and securities purchased under resale agreements	5.26	5.28	5.24	5.35	5.13
Loans held for sale	5.13	5.79	6.27	6.01	6.24
Investment securities:
Taxable	6.09	6.11	6.13	6.05	5.49
Tax-exempt	6.78	6.69	6.66	6.68	6.80

Total investment securities	6.19	6.20	6.21	6.13	5.64
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7.77	7.39	7.48	7.55	7.40
Middle market commercial real estate:
Construction	7.67	7.62	8.41	8.37	8.49
Commercial	7.60	7.34	7.64	7.57	7.86

Middle market commercial real estate	7.62	7.42	7.87	7.80	8.05
Small business	7.55	7.30	7.24	7.18	7.13

Total commercial	7.68	7.38	7.56	7.56	7.56

Consumer:
Automobile loans	7.25	7.10	6.92	6.75	6.62
Automobile leases	5.56	5.34	5.25	5.21	5.10

Automobile loans and leases	6.70	6.39	6.25	6.03	5.88
Home equity	7.95	7.63	7.67	7.75	7.62
Residential mortgage	6.06	5.61	5.54	5.55	5.46
Other loans	10.71	9.57	9.52	9.28	9.41

Total consumer	7.17	6.69	6.58	6.58	6.46

Total loans and leases	7.45	7.03	7.05	7.04	6.96

Total earning assets	7.25%	6.92%	6.98%	6.86%	6.73%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	1.53	1.22	1.21	1.04	0.97
Money market deposits	3.78	3.85	3.78	3.75	3.66
Savings and other domestic deposits	2.50	2.16	2.02	1.90	1.75
Core certificates of deposit	4.99	4.79	4.72	4.58	4.40

Total core deposits	3.69	3.49	3.41	3.32	3.20
Other domestic deposits of $100,000 or more	4.81	5.30	5.32	5.29	5.18
Brokered deposits and negotiable CDs	5.42	5.53	5.50	5.53	5.50
Deposits in foreign offices	3.29	3.16	2.99	3.18	3.12

Total deposits	3.94	3.84	3.81	3.78	3.66
Short-term borrowings	4.10	4.50	4.32	4.21	4.10
Federal Home Loan Bank advances	5.31	4.76	4.44	4.50	4.51
Subordinated notes and other long-term debt	6.15	5.96	5.77	5.96	5.75

Total interest bearing liabilities	4.24%	4.20%	4.14%	4.12%	4.02%

Net interest rate spread	3.01%	2.72%	2.84%	2.74%	2.71%
Impact of non-interest bearing funds on margin	0.51	0.54	0.52	0.54	0.51

Net interest margin	3.52%	3.26%	3.36%	3.28%	3.22%

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

2007 First Nine Months versus 2006 First Nine Months
     Fully taxable equivalent net interest income for the first nine-month period of 2007 was $932.5 million. This represented an increase of $159.4 million, or 21%, from the comparable year-ago period. This reflected the favorable impact of a $5.3 billion increase in average earning assets, of which $5.0 billion represented an increase in average loans and leases, as well as the benefit of an increase in the fully taxable equivalent net interest margin of 11 basis points to 3.40%. These increases were primarily merger related.
     The following table details the estimated merger related impacts on our reported loans and deposits:
Table 8 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — Nine Months 2007 vs. Nine Months 2006

	Nine Months Ended
	September 30,		Change		Merger	Non-merger Related
(in millions)	2007	2006	Amount	Percent	Related	Amount	% (1)

Loans
Total commercial	$15,799	$11,715	$4,084	34.9%	$2,915	$1,169	8.0%

Automobile loans and leases	4,048	4,135	(87)	(2.1)	144	(231)	(5.4)
Home equity	5,756	4,969	787	15.8	795	(8)	(0.1)
Residential mortgage	4,771	4,563	208	4.6	371	(163)	(3.3)
Other consumer	499	442	57	12.9	48	9	1.9

Total consumer	15,074	14,109	965	6.8	1,357	(392)	(2.5)

Total loans	$30,873	$25,824	$5,049	19.6%	$4,273	$776	2.6%

Deposits
Demand deposits — non-interest bearing	$4,175	$3,513	$662	18.8%	$610	$52	1.3%
Demand deposits — interest bearing	2,859	2,110	749	35.5	487	262	10.1
Money market deposits	5,946	5,624	322	5.7	332	(10)	(0.2)
Savings and other domestic time deposits	3,586	3,041	545	17.9	865	(320)	(8.2)
Core certificates of deposit	7,176	4,939	2,237	45.3	1,543	694	10.7

Total core deposits	23,742	19,227	4,515	23.5	3,836	679	2.9
Other deposits	5,098	4,780	318	6.7	447	(129)	(2.5)

Total deposits	$28,840	$24,007	$4,833	20.1%	$4,284	$549	1.9%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $0.8 billion, or 3%, of non-merger related increase in total average loans primarily reflected:
•	$1.2 billion, or 8%, increase in average total commercial loans, reflecting continued strong growth in middle-market C&I loans. The increase in commercial loans was spread across substantially all regions.
     Partially offset by:
•	$0.4 billion, or 3%, decrease in average total consumer loans, reflecting continued declines in automobile leasing due to low consumer demand and competitive pricing, as well as a decline in residential mortgages due to the impact of mortgage loan sales over the last 12 months.
     Concerning total average deposits, the $0.5 billion, or 2%, non-merger related increase primarily reflected:
•	$0.7 billion, or 3%, in average total core deposits, reflecting strong growth in interest bearing demand deposits. While there was strong growth in core certificates of deposits, this was partially offset by the decline in savings and other domestic deposits, as customers transferred funds from lower rate to higher rate accounts.

Table 9 – Consolidated YTD Average Balance Sheets and Net Interest Margin Analysis

	YTD Average Balances				YTD Average Rates (2)
Fully taxable equivalent basis (1)	Nine Months Ended Sept 30,		Change		Nine Months Ended September 30,
(in millions of dollars)	2007	2006	Amount	Percent	2007	2006

Assets
Interest bearing deposits in banks	$187	$44	$143	N.M. %	4.93%	6.16%
Trading account securities	480	84	396	N.M.	5.94	4.24
Federal funds sold and securities purchased under resale agreements	545	251	294	N.M.	5.26	4.76
Loans held for sale	318	279	39	14.0	5.61	6.13
Investment securities:
Taxable	3,601	4,333	(732)	(16.9)	6.11	5.29
Tax-exempt	632	562	70	12.5	6.71	6.78

Total investment securities	4,233	4,895	(662)	(13.5)	6.20	5.46
Loans and leases: (3)
Commercial:
Middle market commercial and industrial	7,542	5,450	2,092	38.4	7.59	7.33
Middle market commercial real estate:
Construction	1,395	1,277	118	9.2	7.86	7.98
Commercial	3,764	2,720	1,044	38.4	7.55	7.06

Middle market commercial real estate	5,159	3,997	1,162	29.1	7.63	7.35
Small business	3,098	2,268	830	36.6	7.40	6.90

Total commercial	15,799	11,715	4,084	34.9	7.57	7.25

Consumer:
Automobile loans	2,492	2,039	453	22.2	7.11	6.51
Automobile leases	1,556	2,096	(540)	(25.8)	5.38	5.02

Automobile loans and leases	4,048	4,135	(87)	(2.1)	6.44	5.75
Home equity	5,756	4,969	787	15.8	7.77	7.32
Residential mortgage	4,771	4,563	208	4.6	5.76	5.40
Other loans	499	442	57	12.9	10.05	9.25

Total consumer	15,074	14,109	965	6.8	6.85	6.30

Total loans and leases	30,873	25,824	5,049	19.6	7.22	6.73

Allowance for loan and lease losses	(351)	(289)	(62)	21.5

Net loans and leases	30,522	25,535	4,987	19.5

Total earning assets	36,636	31,377	5,259	16.8	7.08%	6.51%

Cash and due from banks	925	823	102	12.4
Intangible assets	1,540	545	995	N.M.
All other assets	2,670	2,535	135	5.3

Total Assets	$41,420	$34,991	$6,429	18.4%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	$4,175	$3,513	$662	18.8%	—%	—%
Demand deposits — interest bearing	2,859	2,110	749	35.5	1.36	0.86
Money market deposits	5,946	5,624	322	5.7	3.80	3.35
Savings and other domestic time deposits	3,586	3,041	545	17.9	2.28	1.61
Core certificates of deposit	7,176	4,939	2,237	45.3	4.87	4.13

Total core deposits	23,742	19,227	4,515	23.5	3.56	2.92
Other domestic time deposits of $100,000 or more	1,347	1,055	292	27.7	5.10	4.87
Brokered deposits and negotiable CDs	3,146	3,238	(92)	(2.8)	5.48	5.11
Deposits in foreign offices	605	487	118	24.2	3.16	2.82

Total deposits	28,840	24,007	4,833	20.1	3.88	3.37
Short-term borrowings	2,163	1,790	373	20.8	4.29	3.94
Federal Home Loan Bank advances	1,675	1,453	222	15.3	4.97	4.28
Subordinated notes and other long-term debt	3,624	3,570	54	1.5	5.96	5.55

Total interest bearing liabilities	32,127	27,307	4,820	17.7	4.20	3.74

All other liabilities	1,018	1,272	(254)	(20.0)
Shareholders’ equity	4,100	2,899	1,201	41.4

Total Liabilities and Shareholders’ Equity	$41,420	$34,991	$6,429	18.4%

Net interest rate spread					2.88	2.77
Impact of non-interest bearing funds on margin					0.52	0.52

Net interest margin					3.40%	3.29%

N.M., not a meaningful value.

(1)	Fully taxable equivalent (FTE) yields are calculated assuming a 35% tax rate.

(2)	Loan and lease and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Items 1,5, and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded loan commitments (AULC) at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments.
     The provision for credit losses in the 2007 third quarter was $42.0 million, up $27.8 million from the year-ago quarter. Compared with the 2007 second quarter, the provision for credit losses declined $18.1 million. The 2007 second quarter included $24.8 million of provision for credit losses for two eastern Michigan credit relationships and one northern Ohio commercial credit. In the current quarter, charge-offs of $10.0 million, related to these credit relationships, were taken against these reserves. On a reported basis, 2007 third quarter net charge-offs of $47.1 million exceeded current period provision for credit losses by $5.1 million. Adjusting for the $10.0 million of charge-offs associated with these three commercial credits, the current quarter provision for credit losses exceeded net charge-offs by $4.9 million. Refer to the ‘Credit Quality’ section of this document for additional discussion regarding the allowance for credit losses and charge-offs.
Non-Interest Income
(This section should be read in conjunction with Significant Items1, 2, 3, 4, and 7.)
     Table 10 reflects non-interest income detail for each of the past five quarters and the first nine-month periods of 2007 and 2006.
Table 10 — Non-Interest Income

	2007			2006		3Q07 vs 3Q06
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Service charges on deposit accounts	$78,107	$50,017	$44,793	$48,548	$48,718	$29,389	60.3%
Trust services	33,562	26,764	25,894	23,511	22,490	11,072	49.2
Brokerage and insurance income	28,806	17,199	16,082	14,600	14,697	14,109	96.0
Other service charges and fees	21,045	14,923	13,208	13,784	12,989	8,056	62.0
Bank owned life insurance income	14,847	10,904	10,851	10,804	12,125	2,722	22.4
Mortgage banking income	9,629	7,122	9,351	6,169	8,512	1,117	13.1
Securities (losses) gains	(13,152)	(5,139)	104	(15,804)	(57,332)	44,180	(77.1)
Other income	31,830	34,403	24,894	38,994	35,711	(3,881)	(10.9)

Total non-interest income	$204,674	$156,193	$145,177	$140,606	$97,910	$106,764	N.M. %

	Nine Months Ended Sept 30,		YTD 2007 vs 2006
(in thousands)	2007	2006	Amount	Percent

Service charges on deposit accounts	$172,917	$137,165	$35,752	26.1%
Trust services	86,220	66,444	19,776	29.8
Brokerage and insurance income	62,087	44,235	17,852	40.4
Other service charges and fees	49,176	37,570	11,606	30.9
Bank owned life insurance income	36,602	32,971	3,631	11.0
Mortgage banking income	26,102	35,322	(9,220)	(26.1)
Securities losses	(18,187)	(57,387)	39,200	(68.3)
Other income	91,127	124,143	(33,016)	(26.6)

Total non-interest income	$506,044	$420,463	$85,581	20.4%

N.M., not a meaningful value.
     Table 11 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters and for the first nine-month periods of 2007 and 2006.

Table 11 — Mortgage Banking Income and Net Impact of MSR Hedging

	2007			2006		3Q07 vs 3Q06
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$8,375	$6,771	$4,940	$4,057	$3,070	5,305	N.M. %
Servicing fees	10,811	6,976	6,820	6,662	6,077	4,734	77.9
Amortization of capitalized servicing (1)	(6,571)	(4,449)	(3,638)	(3,835)	(4,484)	(2,087)	(46.5)
Other mortgage banking income	3,016	2,822	3,247	1,778	3,887	(871)	(22.4)

Sub-total	15,631	12,120	11,369	8,662	8,550	7,081	82.8
MSR valuation adjustment (1)	(9,863)	16,034	(1,057)	(1,907)	(10,716)	853	(8.0)
Net trading gains (losses) related to MSR hedging	3,861	(21,032)	(961)	(586)	10,678	(6,817)	(63.8)

Total mortgage banking income	$9,629	$7,122	$9,351	$6,169	$8,512	$1,117	13.1%

Capitalized mortgage servicing rights (2)	$228,933	$155,420	$134,845	$131,104	$129,317	$99,616	77.0%
Total mortgages serviced for others (2)	15,073,000	8,693,000	8,494,000	8,252,000	7,994,000	7,079,000	88.6
MSR % of investor servicing portfolio	1.52%	1.79%	1.59%	1.59%	1.62%	(0.10)%	(6.2)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(9,863)	$16,034	$(1,057)	$(1,907)	$(10,716)	$853	(8.0)%
Net trading gains (losses) related to MSR hedging	3,861	(21,032)	(961)	(586)	10,678	(6,817)	(63.8)
Net interest income (losses) related to MSR hedging	2,357	248	—	(2)	38	2,319	N.M.

Net impact of MSR hedging	$(3,645)	$(4,750)	$(2,018)	$(2,495)	$—	$(3,645)	—%

	Nine Months Ended September 30,		YTD 2007 vs 2006
(in thousands)	2007	2006	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$20,086	$14,160	$5,926	41.9%
Servicing fees	24,607	17,997	6,610	36.7
Amortization of capitalized servicing (1)	(14,658)	(11,309)	(3,349)	29.6
Other mortgage banking income	9,085	8,395	690	8.2

Sub-total	39,120	29,243	9,877	33.8
MSR valuation adjustment (1)	5,114	6,778	(1,664)	(24.6)
Net trading losses related to MSR hedging	(18,132)	(699)	(17,433)	N.M.

Total mortgage banking income	$26,102	$35,322	$(9,220)	(26.1)%

Capitalized mortgage servicing rights (2)	$228,933	$129,317	$99,616	77.0%
Total mortgages serviced for others (2)	15,073,000	7,994,000	7,079,000	88.6
MSR % of investor servicing portfolio	1.52%	1.62%	(0.10)%	(6.2)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$5,114	$6,778	$(1,664)	(24.6)%
Net trading losses related to MSR hedging	(18,132)	(699)	(17,433)	N.M.
Net interest income related to MSR hedging	2,605	38	2,567	N.M.

Net impact of MSR hedging	$(10,413)	$6,117	$(16,530)	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.

2007 Third Quarter versus 2006 Third Quarter
     Non-interest income increased $106.8 million, or 109%, from the year-ago quarter, of which $68.7 million was merger related. The following table details the estimated merger related impact on our reported non-interest income:
Table 12 — Non-Interest Income — Estimated Merger Related Impacts — 3Q’07 vs. 3Q’06

	2007	2006	Change		Merger	Non-merger Related
(in thousands)	Third	Third	Amount	%	Related	Amount	% (1)

Service charges on deposit accounts	$78,107	$48,718	$29,389	60.3%	$24,110	$5,279	7.2%
Trust services	33,562	22,490	11,072	49.2	7,009	4,063	13.8
Brokerage and insurance income	28,806	14,697	14,109	96.0	17,061	(2,952)	(9.3)
Other service charges and fees	21,045	12,989	8,056	62.0	5,800	2,256	12.0
Bank owned life insurance income	14,847	12,125	2,722	22.4	1,807	915	6.6
Mortgage banking income	9,629	8,512	1,117	13.1	6,256	(5,139)	(34.8)
Securities losses	(13,152)	(57,332)	44,180	(77.1)	283	43,897	(76.9)
Other income	31,830	35,711	(3,881)	(10.9)	6,390	(10,271)	(24.4)

Total non-interest income	$204,674	$97,910	$106,764	109.0%	$68,716	$38,048	22.8%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $38.0 million, or 23%, non-merger related increase primarily reflected:
•	$43.9 million less in investment securities losses. In the 2007 third quarter, net investment securities losses totaled $13.2 million and consisted of $23.3 million of realized securities impairment losses on certain investment securities, partially offset by $10.2 million of realized gains on other investment securities. This compared favorably with $57.3 million of such losses in the comparable year-ago period, virtually all of which related to balance sheet restructuring (see Significant Item #2 under “Discussion of Results of Operations Significant Items Influencing Financial Performance Comparisons”).

•	$5.3 million, or 7%, increase in service charges on deposit accounts, reflecting strong growth in personal service charge income.

•	$4.1 million, or 14%, increase in trust services income, of which $2.5 million reflected fees associated with the acquisition of Unified Fund Services in the 2006 fourth quarter.
Partially offset by:
•	$10.3 million, or 24%, decline in other income, reflecting a $7.9 million decline in automobile operating lease income as that portfolio continued to decline, and $4.7 million of higher equity investment losses.

•	$5.1 million, or 35%, decline in mortgage banking income, reflecting the current quarter’s $6.0 million of MSR hedging losses, compared with no material MSR valuation hedging impact in the comparable year-ago quarter.
2007 Third Quarter versus 2007 Second Quarter
     Non-interest income increased $48.5 million, or 31%, from the 2007 second quarter, of which $68.7 million was merger related. The following table details the estimated merger related impact on our reported non-interest income.

Table 13 — Non-Interest Income — Estimated Merger Related Impacts — 3Q’07 vs. 2Q’07

	2007		Change		Merger	Non-merger Related
(in thousands)	Third	Second	Amount	%	Related	Amount	% (1)

Service charges on deposit accounts	$78,107	$50,017	$28,090	56.2%	$24,110	$3,980	5.4%
Trust services	33,562	26,764	6,798	25.4	7,009	(211)	(0.6)
Brokerage and insurance income	28,806	17,199	11,607	67.5	17,061	(5,454)	(15.9)
Other service charges and fees	21,045	14,923	6,122	41.0	5,800	322	1.6
Bank owned life insurance income	14,847	10,904	3,943	36.2	1,807	2,136	16.8
Mortgage banking income	9,629	7,122	2,507	35.2	6,256	(3,749)	(28.0)
Securities losses	(13,152)	(5,139)	(8,013)	155.9	283	(8,296)	170.8
Other income	31,830	34,403	(2,573)	(7.5)	6,390	(8,963)	(22.0)

Total non-interest income	$204,674	$156,193	$48,481	31.0%	$68,716	$(20,235)	(9.0)%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $20.2 million, or 9%, non-merger related decline primarily reflected:
•	$9.0 million, or 22%, decline in other income, reflecting $4.4 million of equity investment losses in the current quarter compared with $2.3 million of such gains in the prior quarter, as well as declines in automobile operating lease income, loan sale gains, and lease prepayment income.

•	$8.3 million increase in securities losses as the current quarter results reflected $13.2 million of net investment securities losses, compared with $5.1 million of such losses in the 2007 second quarter.

•	$5.5 million, or 16%, decline in brokerage and insurance income, primarily reflecting seasonal trends in property and casualty insurance income.

•	$3.7 million, or 28%, decline in mortgage banking income, reflecting $1.0 million higher MSR hedging losses this quarter and lower production, and gains on loan sales.
Partially offset by:
•	$4.0 million, or 5%, increase in service charges on deposit accounts, primarily reflecting higher personal service charge income and seasonal trends.
2007 First Nine Months versus 2006 First Nine Months
     Non-interest income for the first nine-month period of 2007 increased $85.6 million, or 20%, from the comparable year-ago period, of which $68.7 million was merger related. The following table details the estimated merger related impact on our non-interest income.

Table 14 — Non-Interest Income — Estimated Merger Related Impact — Nine Months 2007 vs. Nine Months 2006

	Nine Months Ended
	September 30,		Change		Merger	Non-merger Related
(in thousands)	2007	2006	Amount	%	Related	Amount	% (1)

Service charges on deposit accounts	$172,917	$137,165	$35,752	26.1%	$24,110	$11,642	7.2%
Trust services	86,220	66,444	19,776	29.8	7,009	12,767	17.4
Brokerage and insurance income	62,087	44,235	17,852	40.4	17,061	791	1.3
Other service charges and fees	49,176	37,570	11,606	30.9	5,800	5,806	13.4
Bank owned life insurance income	36,602	32,971	3,631	11.0	1,807	1,824	5.2
Mortgage banking income	26,102	35,322	(9,220)	(26.1)	6,256	(15,476)	(37.2)
Securities losses	(18,187)	(57,387)	39,200	(68.3)	283	38,917	(68.2)
Other income	91,127	124,143	(33,016)	(26.6)	6,390	(39,406)	(30.2)

Total non-interest income	$506,044	$420,463	$85,581	20.4%	$68,716	$16,865	3.4%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $16.9 million non-merger related increase primarily reflected:
•	$38.9 million less in investment securities losses. In the first nine months of 2007, net investment securities losses totaled $18.2 million and consisted of $28.5 million of realized securities impairment losses on certain investment securities, partially offset by $10.2 million of realized gains on other investment securities. This compared favorably with $57.4 million of such losses in the comparable year-ago period, virtually all of which related to balance sheet restructuring (see Significant Item #2 earlier in this document).

•	$12.8 million, or 17%, increase in trust services income, primarily reflecting $7.3 million of revenues associated with the acquisition of Unified Fund Services and a $3.4 million increase in Huntington Fund fees due to growth in the Huntington Funds’ managed assets.

•	$11.6 million, or 7%, increase in service charges on deposit accounts, primarily reflecting higher personal and commercial service charge income.
Partially offset by:
•	$39.4 million decline in other income, reflecting a $32.6 million decline in automobile operating lease income as that portfolio continues to decline, and $10.6 million of equity investment losses in the first nine months of 2007 compared with $4.2 million of such gains in the comparable year-ago period.

•	$15.5 million decline in mortgage banking income, driven by $13.0 million net impact of MSR hedging losses.
Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 2, 4 and 7.)
     Table 15 reflects non-interest expense detail for each of the last five quarters and for the first nine-month periods of 2007 and 2006.

Table 15 — Non-Interest Expense

	2007			2006		3Q07 vs 3Q06
(in thousands)	Third	Second	First	Fourth	Third	Amount	Percent

Salaries	$166,719	$106,768	$104,912	$111,806	$105,144	$61,575	58.6%
Benefits	35,429	28,423	29,727	26,138	28,679	6,750	23.5

Personnel costs	202,148	135,191	134,639	137,944	133,823	68,325	51.1%
Outside data processing and other services	40,600	25,701	21,814	20,695	18,664	21,936	N.M.
Net occupancy	33,334	19,417	19,908	17,279	18,109	15,225	84.1
Equipment	23,290	17,157	18,219	18,151	17,249	6,041	35.0
Marketing	13,186	8,986	7,696	6,207	7,846	5,340	68.1
Professional services	11,273	8,101	6,482	8,958	6,438	4,835	75.1
Telecommunications	7,286	4,577	4,126	4,619	4,818	2,468	51.2
Printing and supplies	4,743	3,672	3,242	3,610	3,416	1,327	38.8
Amortization of intangibles	19,949	2,519	2,520	2,993	2,902	17,047	N.M.
Other expense	29,754	19,334	23,426	47,334	29,165	589	2.0

Total non-interest expense	$385,563	$244,655	$242,072	$267,790	$242,430	$143,133	59.0%

	Nine Months Ended
	September 30,		YTD 2006 vs 2005
(in thousands)	2007	2006	Amount	Percent

Salaries	$378,399	$313,851	$64,548	20.6%
Benefits	93,579	89,433	4,146	4.6

Personnel costs	471,978	403,284	68,694	17.0
Outside data processing and other services	88,115	58,084	30,031	51.7
Net occupancy	72,659	54,002	18,657	34.5
Equipment	58,666	51,761	6,905	13.3
Professional services	29,868	25,521	4,347	17.0
Marketing	25,856	18,095	7,761	42.9
Telecommunications	15,989	14,633	1,356	9.3
Printing and supplies	11,657	10,254	1,403	13.7
Amortization of intangibles	24,988	6,969	18,019	N.M.
Other expense	72,514	90,601	(18,087)	(20.0)

Total non-interest expense	$872,290	$733,204	$139,086	19.0%

N.M., not a meaningful value.
2007 Third Quarter versus 2006 Third Quarter
     Non-interest expense increased $143.1 million, or 59%, from the year-ago quarter. This included $136.6 million of merger-related expenses, as well as $32.3 million of merger costs related to merger-integration activities. The following table details the estimated merger related impact on our reported non-interest expense:

Table 16 — Non-Interest Expense — Estimated Merger Related Impact — 3Q’07 vs. 3Q’06

	2007	2006	Change		Merger	Merger	Non-merger Related
(in thousands)	Third	Third	Amount	Percent	Related	Costs	Amount	% (1)

Personnel costs	$202,148	$133,823	$68,325	51%	$68,250	$7,750	$(7,675)	(3.8)%
Outside data processing and other services	40,600	18,664	21,936	117.5	12,262	6,854	2,820	9.1
Net occupancy	33,334	18,109	15,225	84.1	10,184	7,440	(2,399)	(8.5)
Equipment	23,290	17,249	6,041	35.0	4,799	1,792	(550)	(2.5)
Marketing	13,186	7,846	5,340	68.1	4,361	4,966	(3,987)	(32.7)
Professional services	11,273	6,438	4,835	75.1	2,707	1,555	573	6.3
Telecommunications	7,286	4,818	2,468	51.2	2,224	196	48	0.7
Printing and supplies	4,743	3,416	1,327	38.8	1,374	457	(504)	(10.5)
Amortization of intangibles	19,949	2,902	17,047	587.4	17,431	—	(384)	(1.9)
Other expense	29,754	29,165	589	2.0	13,048	1,250	(13,709)	(32.5)

Total non-interest expense	$385,563	$242,430	$143,133	59.0%	$136,640	$32,260	$(25,767)	(6.8)%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $25.8 million, or 7%, non-merger related decline reflected:
•	$13.7 million, or 32%, decline in other expense, reflecting merger efficiencies, as well as a $5.7 million decline in automobile operating lease expense, the current quarter’s $3.2 million gain on debt extinguishment, and declines in deferred compensation expense and franchise taxes.

•	$7.7 million, or 4%, decline in personnel expense, reflecting merger efficiencies including the impact of the reduction of 828, or 6%, full-time equivalent staff during the 2007 third quarter.

•	$4.0 million, or 33%, decline in marketing expense, reflecting merger efficiencies and timing of advertising campaigns.
2007 Third Quarter versus 2007 Second Quarter
     Non-interest expense increased $140.9 million, or 58%, from the prior quarter. This included $136.6 million of merger-related expenses, as well as $24.7 million of merger costs related to merger-integration activities. The following table details the estimated merger related impact on our reported non-interest expense:
Table 17 — Non-Interest Expense — Estimated Merger Related Impact — 3Q’07 vs. 2Q’07

	2007		Change		Merger	Merger	Non-merger Related
(in thousands)	Third	Second	Amount	Percent	Related	Costs	Amount	% (1)

Personnel costs	$202,148	$135,191	$66,957	50%	$68,250	$7,106	$(8,399)	(4.1)%
Outside data processing and other services	40,600	25,701	14,899	58.0	12,262	2,783	(146)	(0.4)
Net occupancy	33,334	19,417	13,917	71.7	10,184	7,329	(3,596)	(12.1)
Equipment	23,290	17,157	6,133	35.7	4,799	1,777	(443)	(2.0)
Marketing	13,186	8,986	4,200	46.7	4,361	3,392	(3,553)	(26.6)
Professional services	11,273	8,101	3,172	39.2	2,707	469	(4)	(0.0)
Telecommunications	7,286	4,577	2,709	59.2	2,224	196	289	4.2
Printing and supplies	4,743	3,672	1,071	29.2	1,374	456	(759)	(15.0)
Amortization of intangibles	19,949	2,519	17,430	691.9	17,431	—	(1)	(0.0)
Other expense	29,754	19,334	10,420	53.9	13,048	1,175	(3,803)	(11.7)

Total non-interest expense	$385,563	$244,655	$140,908	57.6%	$136,640	$24,683	$(20,415)	(5.4)%

(1)	Calculated as non-merger related / (prior period + merger-related)

     The $20.4 million, or 5%, non-merger related decline primarily represented the total estimated merger efficiencies achieved in the quarter and reflected:
•	$8.4 million, or 4%, decline in personnel expense, primarily reflecting merger efficiencies including the impact of the reduction of 828, or 6%, full-time equivalent staff during the 2007 third quarter.

•	$3.8 million, or 12%, decline in other expense, primarily reflecting merger efficiencies.

•	$3.6 million, or 27%, decline in marketing expense, reflecting merger efficiencies and timing of advertising campaigns.

•	$3.6 million, or 12%, decline in net occupancy expense, reflecting merger efficiencies.
2007 First Nine Months versus 2006 First Nine Months
     Non-interest expense for the first nine-month period of 2007 increased $139.1 million from the comparable year-ago period. This included $136.6 million of merger-related expenses, as well as $40.7 million of merger costs related to merger integration activities. The following table details the estimated merger related impact on our reported non-interest expense:
Table 18 — Non-Interest Expense — Estimated Merger Related Impact — Nine Months 2007 vs. Nine Months 2006

	Nine Months Ended
	September 30,		Change				Non-merger Related
(in thousands)	2007	2006	Amount	Percent	Merger Related	Merger Costs	Amount	% (1)

Personnel costs	$471,978	$403,284	$68,694	17.0%	$68,250	$8,402	$(7,958)	(1.7)%
Outside data processing and other services	88,115	58,084	30,031	51.7	12,262	11,520	6,249	8.9
Net occupancy	72,659	54,002	18,657	34.5	10,184	7,551	922	1.4
Equipment	58,666	51,761	6,905	13.3	4,799	1,806	300	0.5
Marketing	29,868	25,521	4,347	17.0	4,361	6,608	(6,622)	(22.2)
Professional services	25,856	18,095	7,761	42.9	2,707	2,736	2,318	11.1
Telecommunications	15,989	14,633	1,356	9.3	2,224	197	(1,065)	(6.3)
Printing and supplies	11,657	10,254	1,403	13.7	1,374	458	(429)	(3.7)
Amortization of intangibles	24,988	6,969	18,019	258.6	17,431	—	588	2.4
Other expense	72,514	90,601	(18,087)	(20.0)	13,048	1,390	(32,525)	(31.4)

Total non-interest expense	$872,290	$733,204	$139,086	19.0%	$136,640	$40,668	$(38,222)	(4.4)%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $38.2 million non-merger related decline included the total estimated merger efficiencies achieved and reflected in the first nine months of 2007:
•	$32.5 million decline in other expense, primarily reflecting a $24.1 million decline in automobile operating lease expense as that portfolio continued to decline and merger efficiencies.

•	$8.0 million, or 2%, decline in personnel expense, primarily reflecting merger efficiencies including the impact of the reduction of 828, or 6%, full-time equivalent staff during the 2007 third quarter.

•	$6.6 million, or 22%, decline in marketing expense, reflecting merger efficiencies and timing of advertising campaigns.
Partially offset by:
•	$6.2 million, or 9%, increase in outside data processing and other services, primarily reflecting costs incurred for technology-related initiatives.

•	$2.3 million, or 11%, increase in professional services, primarily reflecting increased commercial collections activity.

Provision for Income Taxes
(This section should be read in conjunction with Significant Items 1 and 6.)
     The provision for income taxes in the 2007 third quarter was $48.5 million, resulting in an effective tax rate of 26.0%. In the year-ago quarter, the provision for income taxes was a negative $60.8 million, resulting in an effective tax rate of negative 62.9%. The year ago quarter reflected an $84.5 million reduction of federal tax expense related to the resolution of a federal tax audit covering tax years 2002 and 2003 that resulted in the release of previously established federal income tax reserves, as well as the recognition of federal tax loss carry backs. The provision for income taxes was $24.3 million in the 2007 second quarter representing an effective tax rate of 23.2%. The increase in the effective tax rate from the 2007 second quarter was the result of the Sky Financial acquisition. The effective tax rate for the 2007 full year is estimated to be consistent with the 25.3% effective tax rate of the first nine-month period of 2007.
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
     More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. Additionally, the MD&A appearing in our 2006 Form 10-K should be read in conjunction with this discussion and analysis as this report provides only material updates to the 2006 Form 10-K. Our definition, philosophy, and approach to risk management is unchanged from the discussion presented in that document.
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
Credit Exposure Mix
(This section should be read in conjunction with Significant Items 1 and 5.)
     Table 19 reflects loan and lease composition detail for each of the past five quarters.
     As shown in Table 19, at September 30, 2007, our largest credit concentration was in total commercial loans, which totaled $22.1 billion and represented 55% of total loans and leases. This portfolio was diversified among middle market C&I loans, middle market commercial real estate loans (CRE), and small business loans (see Commercial Credit discussion below).

     Total consumer loans were $17.9 billion at September 30, 2007, and represented 45% of total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see Consumer Credit discussion below).
     By business segment, Regional Banking accounted for 80% of total loans and leases at September 30, 2007.

Table 19 — Loans and Leases Composition (1)

	2007						2006
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
	(Unaudited)
By Type
Commercial:
Middle market commercial and industrial	$10,200,357	25.5%	$6,210,709	23.2%	$6,164,569	23.5%	$5,961,445	22.8%	$5,811,130	22.0%
Middle market commercial real estate:
Construction	1,856,792	4.6	1,382,722	5.2	1,187,664	4.5	1,228,641	4.7	1,169,276	4.4
Commercial	5,686,297	14.2	2,950,864	11.0	2,807,063	10.7	2,722,599	10.4	2,808,684	10.7

Middle market commercial real estate	7,543,089	18.8	4,333,586	16.2	3,994,727	15.2	3,951,240	15.1	3,977,960	15.1
Small business	4,355,252	10.8	2,507,728	9.4	2,474,955	9.4	2,441,837	9.3	2,418,709	9.2

Total commercial	22,098,698	55.1	13,052,023	48.8	12,634,251	48.1	12,354,522	47.2	12,207,799	46.3

Consumer:
Automobile loans	2,959,913	7.4	2,424,105	9.0	2,251,215	8.6	2,125,821	8.1	2,105,623	8.0
Automobile leases	1,365,805	3.4	1,488,903	5.6	1,623,758	6.2	1,769,424	6.8	1,910,257	7.2
Home equity	7,317,804	18.4	5,015,506	18.7	4,914,462	18.7	4,926,900	18.8	5,019,101	19.0
Residential mortgage	5,505,340	13.8	4,398,720	16.4	4,404,220	16.8	4,548,849	17.4	4,678,577	17.7
Other loans	739,680	1.9	432,256	1.5	437,117	1.6	427,909	1.7	440,145	1.8

Total consumer	17,888,542	44.9	13,759,490	51.2	13,630,772	51.9	13,798,903	52.8	14,153,703	53.7

Total loans and leases	$39,987,240	100.0%	$26,811,513	100.0%	$26,265,023	100.0%	$26,153,425	100.0%	$26,361,502	100.0%

By Business Segment
Regional Banking:
Central Ohio	$4,993,373	12.5%	$3,721,031	13.9%	$3,610,316	13.7%	$3,597,172	13.8%	$3,685,704	14.0%
Northwest Ohio	2,580,787	6.5	449,232	1.7	455,075	1.7	461,622	1.8	465,413	1.8
Greater Cleveland	3,057,757	7.6	2,099,941	7.8	2,019,820	7.7	1,920,421	7.3	1,953,851	7.4
Greater Akron/Canton	2,078,588	5.2	1,330,102	5.0	1,318,932	5.0	1,326,374	5.1	1,357,028	5.1
Southern Ohio/Kentucky	2,547,800	6.4	2,275,224	8.5	2,159,407	8.2	2,190,115	8.4	2,181,340	8.3
Mahoning Valley	939,739	2.4	—	—	—	—	—	—	—	—
Ohio Valley	869,139	2.2	—	—	—	—	—	—	—	—
West Michigan	2,520,325	6.3	2,439,517	9.1	2,453,300	9.3	2,421,085	9.3	2,443,461	9.3
East Michigan	1,674,896	4.2	1,654,934	6.2	1,646,028	6.3	1,630,050	6.2	1,602,647	6.1
Western Pennsylvania	1,106,068	2.8	—	—	—	—	—	—	—	—
Pittsburgh	888,848	2.2	—	—	—	—	—	—	—	—
Central Indiana	1,419,693	3.6	1,004,934	3.7	971,186	3.7	962,575	3.7	957,612	3.6
West Virginia	1,125,628	2.8	1,148,573	4.3	1,109,197	4.2	1,123,817	4.3	1,102,407	4.2
Other Regional	6,256,033	15.7	3,813,381	14.2	3,749,087	14.3	3,767,093	14.3	3,837,728	14.5

Regional Banking	32,058,674	80.2	19,936,869	74.4	19,492,348	74.2	19,400,324	74.2	19,587,191	74.3
Dealer Sales	5,449,580	13.6	4,944,386	18.4	4,903,370	18.7	4,908,764	18.8	4,956,635	18.8
Private Financial and Capital Markets Group	2,478,986	6.2	1,930,258	7.2	1,869,305	7.1	1,844,337	7.0	1,817,676	6.9
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$39,987,240	100.0%	$26,811,513	100.0%	$26,265,023	100.0%	$26,153,425	100.0%	$26,361,502	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

Commercial Credit
(This section should be read in conjunction with Significant Items 1 and 5.)
     Commercial credit approvals are based on, among other factors, the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook.
     In commercial lending, ongoing credit management is dependent on the type and nature of the loan. In general, quarterly monitoring is normal for all significant exposures. The internal risk ratings are revised and updated with each periodic monitoring event. There is also extensive macro portfolio management analysis on an ongoing basis. We continually review and adjust our risk rating criteria based on actual experience, which may result in further changes to such criteria, in future periods. Accordingly, in the 2007 third quarter, we changed our reserve methodology for small business loans to utilize a small business credit score, consistent with that used for the consumer loan portfolio, as the primary driver of the reserve for commercial loans less than $500 thousand, rather than reserving based on Obligor Risk Grades (ORG) and Facility Risk Grades (FRG).
     Our commercial loan portfolio is diversified by customer, as well as throughout our geographic footprint. However, the following two segments are noteworthy:
Single Family Homebuilders
     At September 30, 2007, we had $1.6 billion of loans to single family homebuilders, including loans made to both middle market and small business homebuilders. Such loans represented 4% of total loans and leases. Of this portfolio, 63% were to finance projects where houses were currently under construction, 13% to finance the acquisition of land for future development, and 24% to finance the development of land.
     There has been a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold, particularly in our eastern Michigan and northern Ohio markets. As a result, homebuilders have shown signs of financial deterioration. We have taken the following steps to mitigate the risk arising from this exposure: (1) all loans have been reviewed three times during the last 12 months and are continuously monitored, (2) credit valuation adjustments have been made across the entire portfolio based on the current condition of each relationship, and (3) reserves have been increased based on proactive risk identification and thorough borrower analysis.
Franklin Credit Management Corporation (Franklin) Portfolio
     As a result of our acquisition of Sky Financial, we have a commercial lending relationship with Franklin Credit Management Corporation (Franklin), a customer of Sky Financial for 17 years. Franklin’s primary business is to acquire, service, and resolve seasoned performing, re-performing, and nonperforming first- and second-priority lien residential mortgage loans and real estate assets. Through their wholly-owned subsidiary, Tribeca Lending Corp (Tribeca), Franklin also originates maximum 75% loan-to-value non-prime mortgage loans for their own portfolio. Tribeca currently accounts for approximately 25% of Franklin’s business activities.
     Our primary relationship with Franklin consists of both commercial term financing and revolving credit warehouse facilities, where the Bank is the lead bank. As of September 30, 2007, this relationship accounted for less than 5% of total loans and leases, with approximately 16% of our direct exposure to Franklin participated on a non-recourse basis to other financial institutions. The term debt exposure is in the form of over 400 individually underwritten commercial loans used to fund over 30,000 individual first- and second-priority lien residential mortgages.
     The collateral securing our commercial term loans cross-collateralizes other loans made under these facilities. Specifically, the collateral for term loans used to fund mortgage loans originated by Tribeca also secures our other term loans used to fund other mortgage loans originated by Tribeca. Likewise, the collateral for term loans used to fund mortgage loans acquired by Franklin also secures our other term loans used to fund other mortgage loans acquired by Franklin. In addition, pursuant to an exclusive lockbox arrangement, Huntington receives all payments made to Franklin and Tribeca on their individual mortgages. As of September 30, 2007, no commercial loans to Franklin were classified as 30-day delinquent or nonperforming, and there have been no net charge-offs related to these facilities for the first nine months of 2007. The determination of an appropriate allowance follows our standard ALLL methodology. As such, an allowance associated with the Franklin portfolio of commercial loans is included in our total ALLL.

     Although we funded loans originated by Franklin and Tribeca during the 2007 third quarter, we are not required to fund additional loan originations under the terms of the respective credit facilities. We have announced our intention over time to lower in both absolute and relative terms our total Franklin credit exposure.
Consumer Credit
     Consumer credit approvals, which include residential mortgage and home equity loans, are based on, among other factors, the financial strength of the borrower, type of exposure, and the transaction structure.
     Our consumer loan portfolio is diversified throughout our geographic footprint. However, the following two segments are worthy of note:
Home Equity Loans
     Home equity loans and lines consist of both first and second position collateral with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and loan-to-value ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At September 30, 2007, we had $3.4 billion of home equity loans and $3.9 billion of home equity lines of credit. Combined, this represented 18% of total loans and leases. The weighted average loan-to-value ratio of our home equity portfolio (both loans and lines) was 74% at September 30, 2007.
     We do not originate home equity loans or lines that allow negative amortization, or have a loan-to-value ratio at origination greater than 100%. Home equity loans are generally fixed rate with periodic principal and interest payments. We originated $242 million of home equity loans in the 2007 third quarter with a weighted average loan-to-value ratio of 69% and a weighted average FICO score of 742. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the 2007 third quarter, we originated commitments of $363 million of home equity lines. The lines of credit originated during the quarter had a weighted average loan-to-value ratio of 77% and a weighted average FICO score of 749.
Residential Mortgages
     At September 30, 2007, we had $5.5 billion of residential real estate loans, which represented 14% of total loans and leases. Adjustable-rate mortgages (ARMs), primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 59% of total residential mortgages.
     We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a loan-to-value ratio at origination greater than 100%, or (c) are “option ARMs.” Interest-only loans comprised $0.9 billion, or 16%, of residential real estate loans, or 2% of total loans and leases, at September 30, 2007. Interest-only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation.
Credit Quality Overview
     The Sky Financial merger increased virtually all credit quality measures on an absolute basis: including the level of net charge-offs, NPLs, NPAs, and allowance for credit losses (ACL). We believe the more meaningful way to assess overall credit quality performance for the 2007 third quarter is through an analysis of credit quality performance ratios. This approach forms the basis of most of the following discussion.
     Aside from merger related impacts and consistent with expectations, overall credit quality was stable in the 2007 third quarter. Overall delinquencies increased only slightly and the outlook remains for only modest increases in problem assets in the 2007 fourth quarter. However, the continued weakness in our Midwest markets, most notably eastern Michigan and northern Ohio, resulted in higher levels of non-merger related NPLs and consumer net charge-offs.

Nonperforming Loans (NPL/NPLs) and Nonperforming Assets (NPA/NPAs)
(This section should be read in conjunction with Significant Items 1 and 5.)
     Table 20 reflects period-end NPLs, NPAs, and past due loans and leases detail for each of the last five quarters.
Table 20 — Non-Performing Loans (NPLs), Non-Performing Assets (NPAs) and Past Due Loans and Leases

	2007			2006
(in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,

Non-accrual loans and leases:
Middle market commercial and industrial	$56,691	$41,644	$32,970	$35,657	$37,082
Middle market commercial real estate	85,144	81,108	42,458	34,831	27,538
Small business	36,712	32,059	30,015	25,852	21,356
Residential mortgage	47,738	39,868	35,491	32,527	30,289
Home equity	23,111	16,837	16,396	15,266	13,047

Total NPLs	249,396	211,516	157,330	144,133	129,312

Other real estate, net:
Residential	66,155	47,712	47,762	47,898	40,615
Commercial	2,710	1,957	1,586	1,589	1,285

Total other real estate, net	68,865	49,669	49,348	49,487	41,900
Impaired loans held for sale (1)	100,485	—	—	—	—
Other NPAs (2)	16,296	—	—	—	—

Total NPAs	$435,042	$261,185	$206,678	$193,620	$171,212

NPLs as a % of total loans and leases	0.62%	0.79%	0.60%	0.55%	0.49%

NPA ratio (3)	1.08	0.97	0.79	0.74	0.65

Accruing loans and leases past due 90 days or more	$115,607	$67,277	$70,179	$59,114	$62,054

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.29%	0.25%	0.27%	0.23%	0.24%

(1)	Held for sale represent impaired loans obtained from the Sky Financial acquisition that are intended to be sold. Held for sale loans are carried at the lower of cost or market value.

(2)	Other NPAs represent certain investment securities backed by mortgage loans.

(3)	Nonperforming assets divided by the sum of loans, impaired loans held for sale, net other real estate, and other NPAs.
     NPAs were $435.0 million at September 30, 2007, and represented 1.08% of related assets with most of the NPA increase being merger related. This compared with $171.2 million, or 0.65%, at September 30, 2006, and $261.2 million, or 0.97%, at June 30, 2007. The $173.9 million increase from the end of the prior quarter reflected:
•	$144.5 million merger related consisting of:
•	$100.5 million of acquired commercial loans previously classified as NPLs, which were reclassified as impaired loans held for sale and written down to their net realizable fair value upon acquisition,

•	$32.7 million of other acquired commercial and consumer loans and classified as NPLs, and

•	$11.3 million increase of acquired OREO.
•	$13.0 million, or 3%, increase in non-merger related NPLs and OREO.

•	$16.3 million of impaired investment securities, where a decision was made to stop accruing interest and apply future interest payments to principal reduction.
     NPLs increased $37.9 million from the prior quarter, driven primarily by the $32.7 million acquired as a result of the merger. Excluding the merger impact, NPLs increased $5.2 million from the prior quarter.
     NPAs increased $241.4 million from the 2006 fourth quarter reflecting the factors discussed above as well as increases in middle market CRE NPLs, with $18.5 million, net of charge-offs, related to the two commercial real estate relationships classified as NPLs in the 2007 second quarter and an increase in middle market C&I NPLs reflecting $15.0 million related to the one Ohio commercial credit classified as an NPL during the 2007 second quarter. Residential mortgage NPLs also increased significantly during this period reflecting the softness in the overall residential market.
     NPLs increased $105.3 million from the 2006 fourth quarter, with $32.7 million merger-related. Middle market CRE NPLs increased, driven by the $28.5 million attributable to two eastern Michigan commercial real estate relationships, and middle market C&I loans increased, driven by $15.0 million related to one northern Ohio commercial credit, partially offset by declines in other loans. The majority of the remainder of the increase resulted from increased in residential mortgage, reflecting the softness in the overall residential market, and small business.
     NPA activity for each of the last five quarters ended September 30, 2007, and for the first nine-month periods of 2007 and 2006 was as follows:

Table 21 — Non-Performing Assets (NPAs) Activity

	2007			2006
(in thousands)	Third	Second	First	Fourth	Third

NPAs, beginning of period	$261,185	$206,678	$193,620	$171,212	$171,068
New NPAs (1)	92,986	112,348	51,588	60,287	55,490
Acquired NPAs	144,492	—	—	—	—
Returns to accruing status	(8,829)	(4,674)	(6,176)	(5,666)	(11,880)
NPA losses	(28,031)	(27,149)	(9,072)	(11,908)	(14,143)
Payments	(17,589)	(19,662)	(18,086)	(16,673)	(16,709)
Sales	(9,172)	(6,356)	(5,196)	(3,632)	(12,614)

NPAs, end of period	$435,042	$261,185	$206,678	$193,620	$171,212

	Nine Months Ended September 30,
(in thousands)	2007	2006

NPAs, beginning of period	$193,620	$117,155
New NPAs (1), (2)	256,922	161,756
Acquired NPAs	144,492	33,843
Returns to accruing status	(19,679)	(38,333)
Loan and lease losses	(64,252)	(34,283)
Payments	(55,337)	(42,796)
Sales	(20,724)	(26,130)

NPAs, end of period	$435,042	$171,212

(1)	Includes $16.3 million of other NPAs representing certain investment securities backed by mortgage loans.

(2)	Beginning in the second quarter of 2006, new non-performing assets includes OREO balances of loans in foreclosure which are fully guaranteed by the U.S. Government that were reported in 90 day past due loans and leases in prior periods.
Allowances for Credit Losses (ACL)
(This section should be read in conjunction with Significant Items 1 and 5.)
     We maintain two reserves, both of which are available to absorb credit losses: the ALLL and the AULC. When summed together, these reserves constitute the total ACL. Our credit administration group is responsible for developing the methodology and determining the adequacy of the ACL.

     Table 22 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 22 — Quarterly Credit Reserves Analysis

	2007			2006
(in thousands)	Third	Second	First	Fourth	Third

Allowance for loan and lease losses, beginning of period	$307,519	$282,976	$272,068	$280,152	$287,517
Acquired allowance for loan and lease losses	188,128	—	—	—	100
Loan and lease losses	(57,466)	(44,158)	(27,813)	(32,835)	(29,127)
Recoveries of loans previously charged off	10,360	9,658	9,695	9,866	7,888

Net loan and lease losses	(47,106)	(34,500)	(18,118)	(22,969)	(21,239)

Provision for loan and lease losses	36,952	59,043	29,026	14,885	13,774
Allowance for loans transferred to held-for-sale	(30,709)	—	—	—	—

Allowance for loan and lease losses, end of period	$454,784	$307,519	$282,976	$272,068	$280,152

Allowance for unfunded loan commitments and letters of credit, beginning of period	$41,631	$40,541	$40,161	$39,302	$38,914

Acquired AULC	11,541	—	—	—	—
Provision for unfunded loan commitments and letters of credit losses	5,055	1,090	380	859	388

Allowance for unfunded loan commitments and letters of credit, end of period	$58,227	$41,631	$40,541	$40,161	$39,302

Total allowances for credit losses	$513,011	$349,150	$323,517	$312,229	$319,454

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.97%	0.94%	0.89%	0.86%	0.86%
Economic reserve	0.17	0.21	0.19	0.18	0.20

Total loans and leases	1.14%	1.15%	1.08%	1.04%	1.06%

NPLs	182	145	180	189	217
NPAs	105	118	137	141	164

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.28%	1.30%	1.23%	1.19%	1.21%
NPLs	206	165	206	217	247
NPAs	118	134	157	161	187

     Table 23 reflects activity in the ALLL and AULC for the first nine-month periods of 2007 and 2006.
Table 23 — Year to Date Credit Reserves Analysis

	Nine Months Ended September 30,
(in thousands)	2007	2006

Allowance for loan and lease losses, beginning of period	$272,068	$268,347
Acquired allowance for loan and lease losses	188,128	23,784
Loan and lease losses	(129,437)	(86,857)
Recoveries of loans previously charged off	29,713	27,451

Net loan and lease losses	(99,724)	(59,406)

Provision for loan and lease losses	125,021	47,427
Allowance for loans transferred to held-for-sale	(30,709)	—

Allowance for loan and lease losses, end of period	$454,784	$280,152

Allowance for unfunded loan commitments and letters of credit, beginning of period	$40,161	$36,957
Acquired AULC	11,541	325
Provision for unfunded loan commitments and letters of credit losses	6,525	2,020

Allowance for unfunded loan commitments and letters of credit, end of period	$58,227	$39,302

Total allowances for credit losses	$513,011	$319,454

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	0.97%	0.86%
Economic reserve	0.17	0.20

Total loans and leases	1.14%	1.06%

Non-performing loans and leases (NPLs)	182	217
Non-performing assets (NPAs)	105	164

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.28%	1.21%
Non-performing loans and leases	206	247
Non-performing assets	118	187

     The increase in the ACL as compared to both the prior quarter and the 2006 fourth quarter is primarily merger related.
     The increase in the transaction reserve component, as compared to the 2006 fourth quarter, reflected the impact of increasing monitored credits during the 2007 second quarter, primarily resulting from softness in the residential and commercial real estate markets in the Midwest. The three relationships noted above represented a significant portion of the additional required reserve with the remaining increase associated with other relationships meeting the monitored credit definition.

     Given the expectation of continued stress in commercial real estate markets, as well as weak performance of the eastern Michigan and northern Ohio economies, we expect modest increases in the ALLL ratio in the 2007 fourth quarter.
Net Charge-offs
(This section should be read in conjunction with Significant Items1 and 5.)
     Table 24 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 24 — Quarterly Net Charge-Off Analysis

	2007			2006
(in thousands)	Third	Second	First	Fourth	Third

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$7,760	$3,628	$(11)	$(1,827)	$1,742
Middle market commercial real estate:
Construction	2,160	2,876	9	3,957	(2)
Commercial	2,282	10,428	377	144	644

Middle market commercial real estate	4,442	13,304	386	4,101	642
Small business	5,102	3,603	2,089	4,535	4,451

Total commercial	17,304	20,535	2,464	6,809	6,835

Consumer:
Automobile loans	5,354	1,631	2,853	2,422	1,759
Automobile leases	2,561	2,699	2,201	2,866	2,306

Automobile loans and leases	7,915	4,330	5,054	5,288	4,065
Home equity	10,841	5,405	5,968	5,820	6,734
Residential mortgage	4,405	1,695	1,931	2,226	876
Other loans	6,641	2,535	2,701	2,826	2,729

Total consumer	29,802	13,965	15,654	16,160	14,404

Total net charge-offs	$47,106	$34,500	$18,118	$22,969	$21,239

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.30%	0.23%	—%	(0.12)%	0.12%
Middle market commercial real estate:
Construction	0.48	0.92	—	1.35	—
Commercial	0.16	1.46	0.05	0.02	0.09

Middle market commercial real estate	0.24	1.29	0.04	0.41	0.06
Small business	0.47	0.58	0.34	0.75	0.74

Total commercial	0.31	0.64	0.08	0.22	0.23

Consumer:
Automobile loans	0.73	0.28	0.52	0.46	0.34
Automobile leases	0.72	0.70	0.52	0.62	0.47

Automobile loans and leases	0.73	0.45	0.52	0.54	0.40
Home equity	0.59	0.43	0.49	0.47	0.53
Residential mortgage	0.32	0.16	0.17	0.19	0.07
Other loans	4.11	2.39	2.56	2.63	2.54

Total consumer	0.67	0.41	0.46	0.46	0.40

Net charge-offs as a % of average loans	0.47%	0.52%	0.28%	0.35%	0.32%

     Table 25 reflects net loan and lease charge-off detail for the first nine-month periods of 2007 and 2006.
Table 25 — Year To Date Net Charge-Off Analysis

	Nine Months Ended September 30,
(in thousands)	2007	2006

Net charge-offs by loan and lease type:
Commercial:
Middle market commercial and industrial	$11,377	$8,145
Middle market commercial real estate:
Construction	5,045	(404)
Commercial	13,087	2,411

Middle market commercial real estate	18,132	2,007
Small business	10,794	10,690

Total commercial	40,303	20,842

Consumer:
Automobile loans	9,838	5,908
Automobile leases	7,461	7,579

Automobile loans and leases	17,299	13,487
Home equity	22,214	16,034
Residential mortgage	8,031	2,279
Other loans	11,877	6,764

Total consumer	59,421	38,564

Total net charge-offs	$99,724	$59,406

Net charge-offs — annualized percentages:
Commercial:
Middle market commercial and industrial	0.20%	0.20%
Middle market commercial real estate:
Construction	0.48	(0.04)
Commercial	0.46	0.12

Middle market commercial real estate	0.47	0.07
Small business	0.46	0.63

Total commercial	0.34	0.24

Consumer:
Automobile loans	0.53	0.39
Automobile leases	0.64	0.48

Automobile loans and leases	0.57	0.43
Home equity	0.54	0.43
Residential mortgage	0.22	0.07
Other loans	3.17	2.04

Total consumer	0.53	0.36

Net charge-offs as a % of average loans	0.43%	0.31%

     Total commercial net charge-offs in the 2007 third quarter were $17.3 million, or an annualized 0.31%. This was higher than an annualized 0.22% in the 2006 fourth quarter, but less than the annualized 0.64% in the prior quarter. In the 2007 second quarter, we provided an additional $24.8 million for loan losses related to two eastern Michigan homebuilder credits and one northern Ohio automotive supplier credit. In that quarter, we charged off $12.2 million, or an annualized 0.38%, against these reserves. In the third quarter 2007, we charged off an additional $10.0 million, or an annualized 0.18%, against these previously established reserves.
     Total consumer net charge-offs in the 2007 third quarter were $29.8 million, or an annualized 0.67%. This was higher than the 0.46% in the 2006 fourth quarter and 0.41% in the prior quarter. The increases in automobile loan and lease net charge-offs from both the prior quarter and 2006 fourth quarter reflected both the impact of the Sky Financial portfolio, as well as seasonal factors. The increases in residential mortgage and home equity net charge-offs reflected continued market weakness, particularly in the southeast Michigan and northeast Ohio markets.
     Total net charge-offs for the first nine-months of 2007 were an annualized 0.43% of related total average loans and leases, up from an annualized 0.31% in the comparable year-ago period. The increase primarily reflected higher commercial loan net charge-offs associated with the general weakness in our Midwest markets and was influenced by higher CRE net charge-offs. This included the $22.2 million associated with the three commercial credit relationships noted earlier. The 0.43% annualized total net charge-offs was within our long-term net charge-off targeted range of 0.35%-0.45%.
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
Interest Rate Risk
     Interest rate risk results from timing differences in the repricings and maturities of assets and liabilities, and changes in relationships between market interest rates and the yields on assets and rates on liabilities, as well as from the impact of embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity.
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. The table below shows the results of the scenarios as of September 30, 2007 and December 31, 2006. All of the positions were well within the board of directors’ policy limits.
Table 26 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200	-100	+100	+200

September 30, 2007	-0.8%	-0.3%	+0.5%	+0.8%
December 31, 2006	0.0%	0.0%	-0.2%	-0.4%
     The net interest income at risk reported as of September 30, 2007 shows additional asset sensitivity to the balance sheet reflecting an increase in trading portfolio securities used to hedge the value of our mortgage servicing rights.
     The primary simulations for economic value of equity (EVE) at risk assume an immediate and parallel increase in rates of +/- 100 and +/- 200 basis points beyond any interest rate change implied by the current yield curve. The table below outlines the September 30, 2007 results compared to December 31, 2006.

Table 27 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200	-100	+100	+200

September 30, 2007	0.0%	+1.4%	-4.9%	-9.5%
December 31, 2006	+0.5%	+1.4%	-4.7%	-11.3%
     The EVE at risk reported as of September 30, 2007 incorporates a methodology change resulting from the acquisition of Sky Financial. Previously, EVE at risk was measured on the basis of total shareholders’ equity. Going forward, given the impact of the Sky Financial acquisition, EVE at risk will be measured on the basis of net equity. Net equity equals total shareholders’ equity adjusted for goodwill and other intangible assets, and the ACL. This change in the measurement of EVE risk did not affect our compliance with limits that have been set by our board of directors. The table below reconciles the difference between total shareholders’ equity and net equity.

	2007	2006
(in thousands)	September 30,	December 31,

Total Shareholders’ Equity	$6,249,674	$3,014,326
Less:
Goodwill	2,995,961	570,876
Other intangible Assets	443,446	59,487
Add:
Allowance for Credit Losses	513,011	312,229

Net Equity	$3,323,278	$2,696,192

Price Risk
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting.
Liquidity Risk
     Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external macro market issues, asset and liability activities, investor perception of financial strength, and events unrelated to the company such as war, terrorism, or financial institution market specific issues. We manage liquidity risk at both the Bank and at the parent company, Huntington Bancshares Incorporated.
     Liquidity policies and limits are established by our board of directors, with operating limits set by the market risk committee (MRC), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding, and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. The MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, an evolving contingency funding plan.
Bank Liquidity
     Conditions in the capital markets have been volatile during 2007, particularly during the third quarter. As a result, there have been significant disruptions in a variety of funding arrangements typically used by many banks, including the availability of liquid markets for the sale of mortgage loan production not conforming to secondary market standards required by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). In

addition, many banks relying on short term funding structures such as commercial paper and alternative collateral repurchase agreements have had limited access to these markets. Huntington has maintained a diversified wholesale funding structure with an emphasis on reducing the roll over risk of maturing borrowings resulting in minimal reliance on the short term funding markets. Huntington does not have an active commercial paper funding program and, while active in the securitization markets (primarily indirect auto loans and leases) does not rely heavily on these sources of funding, and therefore, our liquidity has not been subject to the recent disruption in its funding positions. In addition, Huntington does not provide liquidity facilities for conduits, structured investment vehicles, or other off balance sheet financing structures. Indicative credit spreads have widened for Huntington debt along with other peer banks reflecting the current market conditions and we expect these spreads to remain wider than in prior quarters.
     Our primary source of funding for the Bank is core deposits from retail and commercial customers. Core deposits are comprised of interest bearing and non-interest bearing demand deposits, savings and other domestic time deposits, consumer certificates of deposit, and non-consumer certificates of deposit less than $100,000. Non-core deposits include: brokered time deposits, large denomination certificates of deposit, foreign deposits, and other domestic time deposits, comprised primarily of IRA deposits and public fund certificates of deposit greater than $100,000.
     Table 28, presented on the next page, reflects deposit composition detail for each of the past five quarters.

Table 28 — Deposit Composition (1)

	2007						2006
(in thousands)	September 30,		June 30,		March 31,		December 31,		September 30,
	(Unaudited)		(Unaudited)

By Type
Demand deposits — non-interest bearing	$4,984,663	13.0%	$3,625,540	14.7%	$3,696,231	15.0%	$3,615,745	14.4%	$3,480,888	14.1%
Demand deposits — interest bearing	3,982,102	10.4	2,496,250	10.1	2,486,304	10.1	2,389,085	9.5	2,243,153	9.1
Money market deposits	6,721,963	17.5	5,323,707	21.6	5,568,104	22.6	5,362,459	21.4	5,678,252	23.0
Savings and other domestic deposits	4,877,476	12.7	2,845,945	11.6	2,879,098	11.7	2,986,287	11.9	3,011,268	12.2
Core certificates of deposit	10,611,821	27.6	5,738,598	23.3	5,408,289	22.0	5,364,610	21.4	5,313,473	21.5

Total core deposits	31,178,025	81.2	20,030,040	81.3	20,038,026	81.4	19,718,186	78.6	19,727,034	79.9
Other domestic deposits of $100,000 or more	1,914,417	5.0	1,052,545	4.3	1,287,186	5.2	1,191,984	4.8	1,259,720	5.1
Brokered deposits and negotiable CDs	3,701,726	9.6	2,920,726	11.9	2,721,927	11.1	3,345,943	13.4	3,183,489	12.9
Deposits in foreign offices	1,610,197	4.2	596,601	2.5	538,754	2.3	791,657	3.2	568,152	2.1

Total deposits	$38,404,365	100.0%	$24,599,912	100.0%	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%

Total core deposits:
Commercial	$9,017,474	28.3%	$6,267,644	31.3%	$6,314,309	31.5%	$6,063,372	30.8%	$6,214,462	31.5%
Personal	22,160,551	71.7	13,762,396	68.7	13,723,717	68.5	13,654,814	69.2	13,512,572	68.5

Total core deposits	$31,178,025	100.0%	$20,030,040	100.0%	$20,038,026	100.0%	$19,718,186	100.0%	$19,727,034	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,931,926	15.4%	$5,052,242	20.5%	$5,130,716	20.9%	$5,122,091	20.4%	$5,040,855	20.4%
Northwest Ohio	2,841,442	7.4	1,097,765	4.5	1,062,255	4.3	1,043,918	4.2	1,008,951	4.1
Greater Cleveland	3,071,014	8.0	2,025,824	8.2	2,020,165	8.2	1,995,203	8.0	2,126,795	8.6
Greater Akron/Canton	2,629,397	6.8	1,883,329	7.7	1,909,677	7.8	1,894,707	7.6	1,896,046	7.7
Southern Ohio / Kentucky	2,626,166	6.8	2,353,087	9.6	2,353,129	9.6	2,275,880	9.1	2,212,443	8.9
Mahoning Valley	1,540,095	4.0	—	—	—	—	—	—	—	—
Ohio Valley	1,374,947	3.6	—	—	—	—	—	—	—	—
West Michigan	2,966,558	7.7	2,820,076	11.5	2,826,489	11.5	2,757,434	11.0	2,938,112	11.9
East Michigan	2,420,169	6.3	2,357,108	9.6	2,460,100	10.0	2,418,450	9.7	2,357,607	9.5
Western Pennsylvania	1,663,174	4.3	—	—	—	—	—	—	—	—
Pittsburgh	933,468	2.4	—	—	—	—	—	—	—	—
Central Indiana	1,910,530	5.0	851,839	3.5	903,119	3.7	819,106	3.3	847,726	3.4
West Virginia	1,559,864	4.1	1,586,407	6.4	1,547,095	6.3	1,515,999	6.1	1,517,834	6.1
Other Regional	1,319,027	3.4	490,194	2.0	163,456	1.7	387,819	1.5	354,888	1.4

Regional Banking	32,787,777	85.4	20,517,871	83.4	20,637,340	83.9	20,230,607	80.8	20,301,257	82.1
Dealer Sales	63,399	0.2	57,554	0.2	54,644	0.2	58,885	0.2	58,918	0.2
Private Financial and Capital Markets Group	1,630,869	4.2	1,103,760	4.5	1,171,982	4.8	1,162,335	4.6	1,144,731	4.6
Treasury / Other (2)	3,922,320	10.2	2,920,727	11.9	2,721,927	11.1	3,595,943	14.4	3,233,489	13.1

Total deposits	$38,404,365	100.0%	$24,599,912	100.0%	$24,585,893	100.0%	$25,047,770	100.0%	$24,738,395	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

(2)	Comprised largely of national market deposits.

     Core deposits can also increase our need for liquidity as certificates of deposit mature or are withdrawn early and as non-maturity deposits, such as checking and savings account balances, are withdrawn.
     To the extent that we are unable to obtain sufficient liquidity through core deposits, we can meet our liquidity needs through short-term borrowings by purchasing fed funds or by selling securities under repurchase agreements. Our bank also has a $6.0 billion bank note facility, of which $2.8 billion remains available and a $4.5 billion borrowing capacity at the Federal Home Loan Bank of Cincinnati, of which $1.8 billion remained unused at September 30, 2007. Other sources of liquidity exist within our securities available for sale, the relatively shorter-term structure of our commercial loans and automobile loans, and the Federal Reserve Bank’s discount window.
     At September 30, 2007, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Parent Company Liquidity
     At September 30, 2007, the parent company had $240.2 million in cash or cash equivalents. This declined significantly during the quarter and returned to a more typical level when, on July 2, 2007, as part of consideration for the merger, the parent company made a cash payment of $357.0 million to the former shareholders of Sky Financial as part of the purchase price. On July 17, 2007, Huntington declared a quarterly cash dividend on its common stock of $0.265 per common share, payable October 1, 2007, to shareholders of record on September 14, 2007. In October 2007, the Bank declared and paid a dividend of $120.0 million to the parent company. Based on the regulatory dividend limitation, the Bank could have declared and paid $111.7 million of additional dividends to the parent company at September 30, 2007 without regulatory approval.
     To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
     Considering potential future obligations, and expected dividend payments, we believe the parent company has sufficient liquidity to meet its cash flow obligations for the foreseeable future.
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
     Credit ratings as of September 30, 2007, for the parent company and the Bank were:

Table 29 — Credit Ratings

September 30, 2007
	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook

Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Stable
Standard and Poor’s	BBB+	BBB	A-2	Stable
Fitch Ratings	A	A-	F1	Stable

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Stable
Standard and Poor’s	A-	BBB+	A-2	Stable
Fitch Ratings	A	A-	F1	Stable
     These credit ratings were unchanged from December 31, 2006 and were re-affirmed by each of the credit rating agencies after the Sky Financial acquisition was announced.
Off-Balance Sheet Arrangements
     In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At September 30, 2007, we had $1.5 billion of standby letters of credit outstanding, of which 34% were collateralized.
     We enter into forward contracts relating to the mortgage banking business. At September 30, 2007, December 31, 2006, and September 30, 2006, we had commitments to sell residential real estate loans of $466.1 million, $319.9 million, and $314.2 million, respectively. These contracts mature in less than one year.
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
     Our total risk-weighted assets, Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios for five quarters are shown in Table 30 and are well in excess of minimum levels established for “well capitalized” institutions of 5.00%, 6.00%, and 10.00%, respectively. The decrease in the tangible equity to assets ratio from December 31, 2006, primarily reflected the impact of the $2.8 billion of intangibles recorded with the Sky Financial acquisition and a temporary $1.5 billion increase in other assets, which cleared in October of 2007. The expectation is that this ratio will return to our targeted range of 6.00%-6.25% by mid-2008. The decrease in the tangible equity to risk-weighted asset ratio from December 31, 2006 was also primarily merger related.
Table 30 — Capital Adequacy

	“Well-
	Capitalized”	2007			2006
(in millions)	Minimums	September 30,	June 30,	March 31,	December 31,	September 30,

Total risk-weighted assets (1)		$45,978	$32,121	$31,473	$31,155	$31,330

Tier 1 leverage ratio (1)	5.00%	7.58%	9.07%	8.24%	8.00%	7.99%
Tier 1 risk-based capital ratio (1)	6.00	8.35	9.74	8.98	8.93	8.95
Total risk-based capital ratio (1)	10.00	11.54	13.49	12.82	12.79	12.81

Tangible equity / asset ratio		5.42	6.82	7.06	6.87	7.13
Tangible equity / risk-weighted assets ratio (1)		6.11	7.60	7.70	7.65	7.97
Average equity / average assets		11.50	8.66	8.63	8.70	8.30

(1)	September 30, 2007 figures are estimated. Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
     The Bank is primarily supervised and regulated by the OCC, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. We intend to maintain the Bank’s risk-based capital ratios at levels at which the Bank would be considered “well capitalized” by regulators. At September 30, 2007, the Bank had tier one and total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $447.6 million and $194.1 million, respectively.

Table 31 — Quarterly Common Stock Summary

	2007			2006
(in thousands, except per share amounts)	Third	Second	First	Fourth	Third

Common stock price, per share
High (1)	$22.930	$22.960	$24.140	$24.970	$24.820
Low (1)	16.050	21.300	21.610	22.870	23.000
Close	16.980	22.740	21.850	23.750	23.930
Average closing price	18.671	22.231	23.117	24.315	23.942

Dividends, per share
Cash dividends declared on common stock	$0.265	$0.265	$0.265	$0.250	$0.250

Common shares outstanding
Average — basic	365,895	236,032	235,586	236,426	237,672
Average — diluted	368,280	239,008	238,754	239,881	240,896
Ending	365,898	236,244	235,714	235,474	237,921
Book value per share	$17.08	$12.97	$12.95	$12.80	$13.15
Tangible book value per share	7.68	10.33	10.29	10.12	10.50

Common share repurchases
Number of shares repurchased	—	—	—	3,050	—

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

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
     Acquisition of Sky Financial
     The businesses acquired in the Sky Financial merger were fully integrated into each of the corresponding Huntington lines of business as of July 1, 2007. The Sky Financial merger had the largest impact on the Regional Banking line of business, and also significantly impacted PFCMG and Treasury/Other. For Regional Banking, the merger added four new banking regions and strengthened our presence in five regions where Huntington previously operated. The merger did not significantly impact our Dealer Sales line of business.
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

     Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments such as bank owned life insurance income and any investment securities and trading assets gains or losses. Non-interest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury reflects a credit for income taxes representing the difference between the actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

Regional Banking
(This section should be read in conjunction with Significant Items 1, 5, and 7.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its 13 operating regions within the six states of Ohio, Michigan, West Virginia, Indiana, Pennsylvania, and Kentucky. It provides these services through a banking network of over 600 branches, and over 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At September 30, 2007, Retail Banking accounted for 50% and 79% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
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
Table 32 — Key Performance Indicators for Regional Banking

	Nine Months Ended September 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$276,336	$260,645	$15,691	6.0%
Total average assets (in millions of dollars)	25,514	20,298	5,216	25.7
Total average deposits (in millions of dollars)	24,549	19,555	4,994	25.5
Return on average equity	26.8%	30.9%	(4.1)%	(13.3)
Retail banking # DDA households (eop)	910,947	560,526	350,421	62.5
Retail banking # new relationships 90-day cross-sell (average)	2.68	2.80	(0.12)	(4.3)
Small business # business DDA relationships (eop)	104,137	60,341	43,796	72.6
Small business # new relationships 90-day cross-sell (average)	2.40	2.25	0.15	6.7
Mortgage banking closed loan volume (in millions)	$2,508	$2,131	$377	17.7

eop — End of Period.
     2007 First Nine Months versus 2006 First Nine Months
     Regional Banking contributed $276.3 million, or 88%, of the company’s net operating earnings for the first nine months of 2007. This compares with $260.6 million in the same year-ago period an increase of $15.7 million, or 6%. The $15.7 million increase includes the impact of the Sky Financial acquisition. Substantially all of the increase in each income statement component was attributable to the impact of the acquisition.

     Net interest income increased $120.4 million, substantially all of which was merger related. Since 77% of Huntington’s average loans and leases and 85% of Huntington’s total deposits are provided by Regional Banking, the performance and performance trends for net interest income are substantially the same as those of Huntington, and thus, Regional Banking’s net interest income performance trends do not materially differ from those discussed under “Results of Operations – Net interest income.” The following table details the impact of the merger on Regional Banking’s third quarter average total loans including a full quarter of merger related impact, compared with the second quarter, which does not include any merger related impact:
Average Total Loans and Leases
Regional Banking

	Third	Second
	Quarter	Quarter	Change
(in millions)	2007	2007	Amount

Central Ohio	$4,910	$3,681	$1,229
Northwest Ohio	2,341	452	1,889
Greater Cleveland	2,993	2,064	929
Greater Akron/Canton	2,024	1,328	696
Southern Ohio/Kentucky	2,527	2,205	322
Mahoning Valley	871	—	871
Ohio Valley	759	—	759
West Michigan	2,484	2,447	37
East Michigan	1,662	1,639	23
Western Pennsylvania	1,069	—	1,069
Pittsburgh	912	—	912
Central Indiana	1,406	982	424
West Virginia	1,163	1,128	35
Other Regional	6,834	3,737	3,097

Regional Banking	$31,955	$19,663	$12,292

N.M. Not meaningful.
     Additionally, the Sky Financial merger impacted deposits. The following table details the impact of the merger on Regional Banking’s third quarter average total loans including a full quarter of merger related impact, compared with the second quarter, which does not include any merger related impact:
Average Total Deposits
Regional Banking

	Third	Second
	Quarter	Quarter	Change
(in millions)	2007	2007	Amount

Central Ohio	$6,026	$5,014	$1,012
Northwest Ohio	2,856	1,070	1,786
Greater Cleveland	2,969	2,024	945
Greater Akron/Canton	2,613	1,898	715
Southern Ohio/Kentucky	2,564	2,333	231
Mahoning Valley	1,562	—	1,562
Ohio Valley	1,380	—	1,380
West Michigan	2,868	2,784	84
East Michigan	2,423	2,397	26
Western Pennsylvania	1,695	—	1,695
Pittsburgh	943	—	943
Central Indiana	1,831	854	977
West Virginia	1,562	1,535	27
Other Regional	1,597	487	1,110

Regional Banking	$32,889	$20,396	$12,493

     Non-interest income increased $63.3 million, substantially all of which was merger related. For the first nine months of 2007, non-merger deposit service charges and electronic banking fees showed significant growth compared with the same year-ago period.
     Non-interest expense increased $86.3 million, substantially all of which was merger related. During the quarter, Sky Bank was merged into the Bank, concurrent with the conversion of major systems. At this time, we closed several duplicate branches. Non-merger related decreases in non-interest expense were noted in personnel costs, net occupancy, and marketing.
     Regional Banking’s provision for credit losses increased $73.2 million for the first nine months from the comparable year-ago period. As 77% of Huntington’s average loans and lease balances are provided by Regional Banking, and as Regional Banking accounts for 98% of Huntington’s NPAs, the credit quality performance and trends in credit quality are substantially the same as those of Huntington and, thus, Regional Banking’s credit quality trends do not materially differ from those discussed under “Risk Management and Capital – Credit Quality.”
     After the merger with Sky Financial, regional banking now has 13 banking regions, organized under four group presidents. The merger helps to diversify Regional Banking’s performance from the economic issues in any one region and strengthens our market share, ranking first in four of our 12 Metropolitan Statistical Areas (MSAs). Additionally, the acquisition strengthens our mortgage banking business, expanding the mortgage loans serviced for others to $15.1 billion from $8.0 billion. The merger also expanded our equipment leasing and small-business administration (SBA) lending businesses.

Dealer Sales
(This section should be read in conjunction with Significant Item 1 and 7.)
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,600 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Georgia, Nevada, New Jersey, New York, North Carolina, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, or dealer working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share.
Table 33 — Key Performance Indicators for Dealer Sales

	Nine Months Ended September 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$36,502	$49,913	$(13,411)	(26.9)%
Total average assets (in millions of dollars)	5,031	5,403	(372)	(6.9)
Return on average equity	26.8%	23.7%	3.1%	13.1
Automobile loans production (in millions)	$1,423.6	$1,337.4	$86.2	6.4
Automobile leases production (in millions)	239.4	273.7	(34.3)	(12.5)
2007 First Nine Months versus 2006 First Nine Months
     Dealer Sales contributed $36.5 million, or 12%, of the company’s net operating earnings for the first nine months of 2007. This compared with $49.9 million in the same year-ago period, a decline of $13.4 million, or 27%.
     Factors contributing to the $13.4 million decline in net operating earnings include:
     Net interest income declined $3.7 million, or 4%, in fully taxable equivalent net interest income, primarily reflecting a 10 basis point decline in the net interest margin to 2.54% for the first nine months of 2007 from 2.64% for the comparable year-ago period. This decline reflected a continuation of competitive pricing pressures and the resulting lower margins on new production as compared with margins on loans and leases that are being repaid. The addition of automobile loans acquired from Sky Financial and an increase in indirect loan production partially offset this decline.
     The provision for credit losses increased $7.2 million, or 76%, primarily reflecting a $4.1 million increase in net charge-offs and an increase in the provision attributed to loan growth. Net charge-offs totaled $18.3 million, or an annualized 0.48%, of average loans and leases, for the first nine months of 2007 as compared with $14.3 million, or an annualized 0.38% of average loans and leases, for the comparable year-ago period. Growth in total loans and direct finance leases, excluding loans added by the Sky Financial acquisition, was primarily attributed to higher production as well as lower sales levels, noted below.

     Non-interest income declined $36.6 million, or 53%, primarily reflecting the decrease in net automobile operating lease income as that portfolio continued to decline. Additionally, there were declines in insurance related revenues, lease termination income and servicing income totaling $4.0 million.
     Non-interest expense declined $26.8 million, or 32%, primarily reflecting a $24.1 million decrease in automobile operating lease expense. Other non-interest expense declined $2.7 million, reflecting declines in lease residual value insurance and other residual value related losses due to an overall decline in the lease portfolio along with lower relative losses on vehicles sold at auction.

Private Financial and Capital Markets Group (PFCMG)
(This section should be read in conjunction with Significant Items 1, 3, and 4.)
Objectives, Strategies, and Priorities
     The PFCMG provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. Sky Insurance, included within PFCMG, provides retail and commercial insurance agency services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve higher net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our 31 proprietary mutual funds, including 11 variable annuity funds, which represented approximately $4.6 billion in assets under management at September 30, 2007. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of licensed investment sales representatives and licensed personal bankers. PFCMG’s insurance entities provide a complete array of insurance products including individual life insurance products ranging from basic term life insurance to estate planning, group life and health insurance, property and casualty insurance, mortgage title insurance, and reinsurance for payment protection products. Income and related expenses from the sale of brokerage and insurance products is shared with the line of business that generated the sale or provided the customer referral, most notably Regional Banking.
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
Table 34 — Key Performance Indicators for Private Financial and Capital Markets Group

	Nine Months Ended September 30,		Change
(in thousands unless otherwise noted)	2007	2006	Amount	Percent

Net income — operating	$34,441	$40,854	$(6,413)	(15.7)%
Total average assets (in millions of dollars)	2,438	2,102	336	16.0
Return on average equity	27.1%	36.3%	(9.2)%	(25.3)
Total brokerage and insurance income	$61,200	$40,627	$20,573	50.6
Total assets under management (in billions)	16.7	11.9	4.8	40.3
Total trust assets (in billions)	60.0	49.6	10.4	21.0
2007 First Nine Months versus 2006 First Nine Months
     PFCMG contributed $34.4 million, or 11%, of the company’s net operating earnings for the first nine months of 2007. This compared with $40.9 million in the same year-ago period, a decline of $6.4 million, or 16%. The $6.4 million decrease included a merger related positive impact of $3.8 million. Non-merger related net income declined $10.2 million.
     Fully taxable net interest income for the first nine months of 2007 increased $5.9 million compared with the same year-ago period, substantially all of which was attributable to merger related increases in loans and deposits.
     Non-interest income increased $23.0 million for the first nine months of 2007 compared with the same year-ago period, substantially all of which was merger related. On a non-merger basis, increases in trust services income and brokerage and insurance income were offset by a large decrease in other non-interest income. The improved level of trust services income reflected trust managed asset growth, most notably for the Huntington Funds. Six out of nine of the equity funds outperformed the S&P for the nine months ended September 30, 2007. A new fund, Real Strategies, was introduced in May

2007 and grew to $29 million in assets as of September 30, 2007. Trust services income also increased from the acquisition of Unified Fund Services on December 31, 2006, which had attributable revenues of $7.3 million for the first nine months of 2007. These increases were offset by a decrease in other non-interest income, primarily related to the $14.8 million impact of market valuation adjustments on its portfolio of equity funds. These portfolio losses of $10.6 million for the first nine months of 2007 compared with market value gains of $4.2 million for the same year-ago period. The carrying value of this portfolio was $23.8 million at September 30, 2007 and was carried at fair value.
     Non-interest expense increased $37.1 million for the first nine months of 2007 compared with the same year-ago period, substantially all of which was merger related. Non-merger related personnel and other expenses increased compared with the same year-ago period. The increase in personnel costs reflected the acquisition of Unified Fund Services and the opening of new trust offices in Dayton, Ohio, and Indianapolis, Indiana in the 2006 second quarter, and sales commissions due to increased revenue. The increase in other expenses reflected many of the same factors as the increase in personnel expense and increases in minority interest expense related to mezzanine lending.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2007	2006
(in thousands, except number of shares)	September 30,	December 31,	September 30,

Assets
Cash and due from banks	$1,201,981	$1,080,163	$848,088
Federal funds sold and securities purchased under resale agreements	431,244	440,584	370,418
Interest bearing deposits in banks	288,841	74,168	59,333
Trading account securities	1,034,240	36,056	122,621
Loans held for sale	479,853	270,422	276,304
Investment securities	4,288,974	4,362,924	4,643,901
Loans and leases	39,987,240	26,153,425	26,361,502
Allowance for loan and lease losses	(454,784)	(272,068)	(280,152)

Net loans and leases	39,532,456	25,881,357	26,081,350

Bank owned life insurance	1,302,363	1,089,028	1,083,033
Premises and equipment	547,380	372,772	367,709
Goodwill	2,995,961	570,876	571,521
Other intangible assets	443,446	59,487	61,239
Accrued income and other assets	2,757,188	1,091,182	1,176,431

Total Assets	$55,303,927	$35,329,019	$35,661,948

Liabilities and Shareholders’ Equity Liabilities
Deposits	$38,404,365	$25,047,770	$24,738,395
Short-term borrowings	2,227,116	1,676,189	1,532,504
Federal Home Loan Bank advances	2,716,265	996,821	1,221,669
Other long-term debt	1,974,387	2,229,140	2,592,188
Subordinated notes	1,919,625	1,286,657	1,275,883
Accrued expenses and other liabilities	1,812,495	1,078,116	1,171,563

Total Liabilities	$49,054,253	$32,314,693	$32,532,202

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	---
Common stock — No par value and authorized 500,000,000 shares; issued 257,866,255 shares; outstanding 235,474,366 and 237,361,333 shares, respectively	—	2,560,569	2,556,168
Par value of $0.01 and authorized 1,000,000,000 shares at September 30, 2007; issued 387,504,687 shares; outstanding 365,898,439 shares	3,875	—	—
Capital surplus	5,700,961	—	—
Less 21,606,248; 22,391,889 and 19,945,179 treasury shares at cost, respectively	(489,062)	(506,946)	(445,359)
Accumulated other comprehensive loss:
Unrealized (losses) gains on investment securities	(3,221)	14,254	12,316
Unrealized gains on cash flow hedging derivatives	9,392	17,008	23,043
Pension and other postretirement benefit adjustments	(80,272)	(86,328)	(3,283)
Retained earnings	1,108,001	1,015,769	986,861

Total Shareholders’ Equity	$6,249,674	$3,014,326	$3,129,746

Total Liabilities and Shareholders’ Equity	$55,303,927	$35,329,019	$35,661,948

     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Interest and fee income
Loans and leases
Taxable	$747,938	$462,709	$1,675,983	$1,307,979
Tax-exempt	2,409	555	2,994	1,584
Investment securities
Taxable	60,152	60,437	164,951	173,397
Tax-exempt	7,100	6,137	19,721	17,743
Other	33,556	9,150	64,916	24,975

Total interest income	851,155	538,988	1,928,565	1,525,678

Interest expenses
Deposits	320,490	194,623	715,321	515,969
Short-term borrowings	26,264	17,161	69,372	52,795
Federal Home Loan Bank advances	34,661	15,565	63,180	47,130
Subordinated notes and other long-term debt	60,107	56,326	162,113	148,596

Total interest expense	441,522	283,675	1,009,986	764,490

Net interest income	409,633	255,313	918,579	761,188
Provision for credit losses	42,007	14,162	131,546	49,447

Net interest income after provision for credit losses	367,626	241,151	787,033	711,741

Service charges on deposit accounts	78,107	48,718	172,917	137,165
Trust services	33,562	22,490	86,220	66,444
Brokerage and insurance income	28,806	14,697	62,087	44,235
Other service charges and fees	21,045	12,989	49,176	37,570
Bank owned life insurance income	14,847	12,125	36,602	32,971
Mortgage banking income	9,629	8,512	26,102	35,322
Securities losses	(13,152)	(57,332)	(18,187)	(57,387)
Other income	31,830	35,711	91,127	124,143

Total non-interest income	204,674	97,910	506,044	420,463

Personnel costs	202,148	133,823	471,978	403,284
Outside data processing and other services	40,600	18,664	88,115	58,084
Net occupancy	33,334	18,109	72,659	54,002
Equipment	23,290	17,249	58,666	51,761
Marketing	13,186	7,846	29,868	25,521
Professional services	11,273	6,438	25,856	18,095
Telecommunications	7,286	4,818	15,989	14,633
Printing and supplies	4,743	3,416	11,657	10,254
Amortization of intangibles	19,949	2,902	24,988	6,969
Other expense	29,754	29,165	72,514	90,601

Total non-interest expense	385,563	242,430	872,290	733,204

Income before income taxes	186,737	96,631	420,787	399,000
Provision for income taxes	48,535	(60,815)	106,338	25,494

Net income	$138,202	$157,446	$314,449	$373,506

Average common shares — basic	365,895	237,672	279,171	236,790
Average common shares — diluted	368,280	240,896	282,014	239,933

Per common share
Net income — basic	$0.38	$0.66	$1.13	$1.58
Net income — diluted	0.38	0.65	1.12	1.56
Cash dividends declared	0.265	0.250	0.795	0.750
     See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Income (Loss)	Earnings	Total

Nine Months Ended September 30, 2006:
Balance, beginning of period	—	$—	257,866	$2,491,326	$—	(33,760)	$(693,576)	$(22,093)	$781,844	$2,557,501
Comprehensive Income:
Net income									373,506	373,506
Unrealized net gains on investment securities arising during the period, net of reclassification (1) for net realized losses, net of tax of ($25,313)								46,332		46,332
Unrealized gains on cash flow hedging derivatives, net of tax of $4,220								7,837		7,837

Total comprehensive income										427,675

Cumulative effect of change in accounting principle for servicing financial assets, net of tax of $6,521									12,110	12,110
Cash dividends declared ($0.75 per share)									(180,599)	(180,599)
Shares issued pursuant to acquisition				53,366		25,350	522,390			575,756
Recognition of the fair value of share-based compensation				13,430						13,430
Treasury shares purchased						(12,931)	(303,898)			(303,898)
Stock options exercised				(2,073)		1,439	30,911			28,838
Other				119		(43)	(1,186)			(1,067)

Balance, end of period	—	—	257,866	2,556,168	—	(19,945)	(445,359)	32,076	986,861	3,129,746

Nine Months Ended September 30, 2007:
Balance, beginning of period	—	—	257,866	2,560,569	—	(22,392)	(506,946)	(55,066)	1,015,769	3,014,326
Comprehensive Income:
Net income									314,449	314,449
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($9,497)								(17,475)		(17,475)
Unrealized losses on cash flow hedging derivatives, net of tax of ($4,101)								(7,616)		(7,616)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($2,809)								5,216		5,216
Prior service costs, net of tax of ($161)								300		300
Transition obligation, net of tax of ($291)								540		540

Total comprehensive income										295,414

Assignment of $0.01 par value per share for each share of Common Stock				(2,557,990)	2,557,990					—
Cash dividends declared ($0.795 per share)									(222,217)	(222,217)
Shares issued pursuant to acquisition			129,639	1,296	3,131,936					3,133,232
Recognition of the fair value of share-based compensation					12,725					12,725
Stock options exercised					(3,608)	935	21,190			17,582
Other					1,918	(149)	(3,306)			(1,388)

Balance, end of period	—	$—	387,505	$3,875	$5,700,961	(21,606)	$(489,062)	$(74,101)	$1,108,001	$6,249,674

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the nine months ended September 30, 2007 and 2006, the reclassification adjustments were $11,822, net of tax of ($6,365), and $37,302, net of tax of ($20,085), respectively.
     See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Operating activities
Net income	$314,449	$373,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	131,546	49,447
Depreciation and amortization	80,339	88,402
Increase (decrease) in accrued income taxes	63,976	(98,893)
Deferred income tax benefit	(79,447)	(166,168)
Net increase in trading account securities	(1,833,142)	(36,535)
Pension contribution	—	(29,800)
Originations of loans held for sale	(2,027,442)	(1,934,660)
Principal payments on and proceeds from loans held for sale	1,892,573	1,931,216
Other, net	28,148	(131,983)

Net cash provided by operating activities	(1,429,000)	44,532

Investing activities
Increase in interest bearing deposits in banks	(129,950)	(33,846)
Net cash (paid) received in acquisitions	(48,821)	66,507
Proceeds from:
Maturities and calls of investment securities	345,973	461,680
Sales of investment securities	785,702	1,330,257
Purchases of investment securities	(353,354)	(1,645,140)
Proceeds from sales of loans	108,588	—
Net loan and lease originations, excluding sales	(1,199,908)	(275,766)
Proceeds from sale of operating lease assets	25,004	106,448
Purchases of premises and equipment	(75,991)	(28,327)
Other, net	17,132	(668)

Net cash used for investing activities	(525,625)	(18,855)

Financing activities
Increase in deposits	501,648	632,079
Decrease (Increase) in short-term borrowings	848,020	(435,896)
Proceeds from issuance of subordinated notes	250,010	250,000
Maturity/redemption of subordinated notes	(46,660)	—
Proceeds from Federal Home Loan Bank advances	2,101,683	2,312,050
Maturity/redemption of Federal Home Loan Bank advances	(1,110,545)	(2,339,341)
Proceeds from issuance of long-term debt	—	935,000
Maturity of long-term debt	(301,283)	(765,777)
Dividends paid on common stock	(193,567)	(161,906)
Repurchases of common stock	—	(303,898)
Other, net	17,797	29,742

Net cash provided by financing activities	2,067,103	152,053

Increase in cash and cash equivalents	112,478	177,730
Cash and cash equivalents at beginning of period	1,520,747	1,040,776

Cash and cash equivalents at end of period	$1,633,225	$1,218,506

Supplemental disclosures:
Income taxes paid	$176,507	$282,418
Interest paid	990,828	457,404
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	75,921	47,700
Common stock and stock options issued for purchase acquisition	3,133,232	575,756
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
          Certain immaterial amounts in the prior year’s financial statements have been reclassified to conform to the 2007 presentation.
          For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 – New Accounting Pronouncements
Financial Accounting Standards Board (FASB) Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (Statement No. 158) – In September 2006, the FASB issued Statement No. 158, as an amendment to FASB Statements No. 87, 88, 106, and 132R. Statement No. 158 requires an employer to recognize in its statement of financial position the funded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, any unrecognized transition obligations and assets, the actuarial gains and losses, and prior service costs and credits that arise during the period. The recognition provisions of Statement No. 158 are to be applied prospectively and were effective for fiscal years ending after December 15, 2006. In addition, Statement No. 158 requires a fiscal year end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. However, the new measurement date requirement will not be effective until fiscal years ended after December 15, 2008. Currently, Huntington utilizes a measurement date of September 30th. The adoption of Statement No. 158 as of December 31, 2006 resulted in a write-down of its pension asset by $125.1 million and decreased accumulated other comprehensive income by $83.0 million, net of taxes.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This Interpretation of FASB Statement No. 109, Accounting for Income Taxes, contains guidance on the recognition and measurement of uncertain tax positions. Huntington adopted FIN 48 on January 1, 2007. Huntington recognizes the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The impact of this new pronouncement was not material to Huntington’s financial statements (See Note 9).
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
Note 3 – Acquisitions
          On July 1, 2007, Huntington completed its merger with Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction valued at $3.5 billion. Sky Financial operated over 330 banking offices and over 400 ATMs and served communities in Ohio, Pennsylvania, Indiana, Michigan, and West Virginia.
          Under the terms of the merger agreement, Sky Financial shareholders received 1.098 shares of Huntington common stock, on a tax-free basis, and a cash payment of $3.023 for each share of Sky Financial common stock. The assets and liabilities of the acquired entity were recorded on the Company’s balance sheet at their fair values as of July 1, 2007, the acquisition date.
          The following table shows the excess purchase price over carrying value of net assets acquired, preliminary purchase price allocation, and resulting goodwill:

(in thousands)	July 1, 2007

Equity consideration	$3,133,232
Cash consideration	357,031
Direct acquisition costs	33,356

Purchase price	3,523,619
Carrying value of net assets acquired	(1,111,393)

Excess of purchase price over carrying value of net assets acquired	2,412,226

Purchase accounting adjustments:
Loans and leases	183,732
Loans held for sale	110,500
Premises and equipment	51,329
Accrued income and other assets	(23,345)
Accrued expenses and other liabilities	100,531

Goodwill and other intangible assets	2,834,973
Less other intangible assets:
Core deposit intangible	(328,300)
Other identifiable intangible assets	(80,450)

Other intangible assets	(408,750)

Goodwill	$2,426,223

          Huntington has not finalized its determination of the fair value of certain acquired assets and liabilities and will adjust goodwill upon completion of the valuation process. Huntington does not expect any amount of goodwill from the Sky Financial merger to be deductible for tax purposes.
          Of the $408.8 million of acquired intangible assets, $328.3 million was assigned to core deposit intangible, and $80.5 million was assigned to customer relationship intangibles. The core deposit and customer relationship intangibles are amortized using an accelerated method of amortization based on useful lives ranging from 8 to 16 years.

          The following table summarizes the preliminary estimated fair value of the net assets acquired on July 1, 2007 related to the acquisition of Sky Financial:

(in thousands)	July 1, 2007

Assets
Cash and due from banks	$341,566
Federal funds sold	1,023,284
Loans held for sale	120,653
Securities and other earning assets	852,860
Loans and leases	12,659,970
Goodwill and other intangible assets	2,834,973
Accrued income and other assets	594,052

Total assets	18,427,358

Liabilities
Deposits	12,850,717
Borrowings	1,896,228
Accrued expenses and other liabilities	156,794

Total liabilities	14,903,739

Purchase price	$3,523,619

          Huntington’s consolidated financial statements include the results of operations of Sky Financial after July 1, 2007, the date of acquisition. The following unaudited summary information presents the consolidated results of operations of Huntington on a pro forma basis, as if the Sky Financial acquisition had occurred at the beginning of each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Net interest income	$409,632	$392,873	$1,219,573	$1,175,966
Provision for credit losses	(42,007)	(23,607)	(171,070)	(75,522)

Net interest income after provision for credit losses	367,625	369,266	1,048,503	1,100,444

Non-interest income	204,674	158,843	577,663	584,010
Non-interest expense	(385,565)	(363,527)	(1,193,957)	(1,100,866)

Income before income taxes	186,734	164,582	432,209	583,588
Provision (benefit) for income taxes	(48,535)	38,559	(107,655)	(86,421)

Net income	$138,199	$203,141	$324,554	$497,167

Net income per common share
Basic	$0.38	$0.57	$1.07	$1.39
Diluted	0.38	0.56	1.06	1.38
Average common shares outstanding
Basic	365,895	356,875	365,371	356,125
Diluted	368,280	360,957	368,620	360,198
          The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, and amortization of newly created intangible assets and post-merger acquisition related expenses. The pro forma results also include certain non-recurring items, including a $72.4 million loss on the sale of securities by Sky Financial in anticipation on the merger and $11.3 million of additional personnel expenses for retention bonuses and the vesting of stock options. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisition and the impact of additional dilutive securities. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
          Effective October 2, 2007, Huntington acquired Archer-Meek-Weiler Agency, Inc., Columbus, Ohio. Archer-Meek-Weiler is a full-service agency that sells personal and commercial insurance as well as group benefits. The acquisition was immaterial to Huntington’s financial statements.

Note 4 – Goodwill and Other Intangible Assets
          Goodwill by line of business as of September 30, 2007, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2007	$535,855	$—	$35,021	$—	$570,876
Goodwill acquired during the period	2,381,347	—	44,876	—	2,426,223
Adjustments	209	—	(1,347)	—	(1,138)

Balance, September 30, 2007	$2,917,411	$—	$78,550	$—	$2,995,961

          The change in goodwill for the nine-month period ended September 30, 2007, primarily related to the acquisition of Sky Financial, and the finalization of purchase accounting adjustments from the acquisitions of Unified Fund Services and Unified Financial Securities, Inc. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
          At September 30, 2007, December 31, 2006, and September 30, 2006, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value
September 30, 2007
Core deposit intangible	$373,300	$(28,644)	$344,656
Customer relationship	99,887	(4,510)	95,377
Other	23,655	(20,242)	3,413

Total other intangible assets	$496,842	$(53,396)	$443,446

December 31, 2006
Core deposit intangible	$45,000	$(7,525)	$37,475
Customer relationship	19,622	(1,634)	17,988
Other	23,655	(19,631)	4,024

Total other intangible assets	$88,277	$(28,790)	$59,487

September 30, 2006
Core deposit intangible	$45,000	$(5,268)	$39,732
Customer relationship	18,382	(1,103)	17,279
Other	23,655	(19,427)	4,228

Total other intangible assets	$87,037	$(25,798)	$61,239

          Amortization expense of other intangible assets for the three-month periods ended September 30, 2007 and 2006, was $19.9 million and $2.9 million, respectively. Amortization expense of other intangible assets for the nine-month periods ended September 30, 2007 and 2006 was $25.0 million and $7.0 million, respectively.
          The estimated amortization expense of other intangible assets for the remainder of 2007 and the next five annual years are as follows:

Amortization
(in thousands)	Expense

Fiscal year:
2007	$19,949
2008	74,811
2009	66,621
2010	58,937
2011	52,024
2012	44,997

Note 5 – Loan Sales and Securitizations
Automobile loans
          For the nine-month periods ended September 30, 2007 and 2006, sales of automobile loans for which servicing is retained totaled $259.2 million and $573.6 million, respectively, resulting in pre-tax gains of $2.1 million and $1.8 million, respectively.
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
          Changes in the carrying value of automobile loan servicing rights for the three and nine-month periods ended September 30, 2007 and 2006, and the fair value at the end of each period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Carrying value, beginning of period	$6,279	$8,985	$7,916	$10,805
New servicing assets	—	1,289	1,900	3,651
Amortization	(1,265)	(1,794)	(4,802)	(5,976)

Carrying value, end of period	$5,014	$8,480	$5,014	$8,480

Fair value, end of period	$6,058	$10,826	$6,058	$10,826

          Huntington has retained servicing responsibilities on sold automobile loans and receives annual servicing fees from 0.55% to 1.00%, and other ancillary fees of approximately 0.40% to 0.50%, of the outstanding loan balances. Servicing income, net of amortization of capitalized servicing assets, amounted to $2.7 million and $3.8 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, servicing income was $9.1 million and $10.6 million, respectively.
Residential Mortgage Loans
          For the nine-month periods ended September 30, 2007 and 2006, sales of mortgage loans held for investment totaled $109.5 million and $144.1 million, respectively, resulting in net pre-tax gains of $0.5 million and $1.3 million, respectively.

          The following table is a summary of the changes in mortgage servicing right (MSR) fair value during the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Fair value, beginning of period	$155,420	$136,244	$131,104	$109,890
New servicing assets created	8,497	8,273	25,923	21,484
Servicing assets acquired (1)	81,450	—	81,450	2,474
Change in fair value during the period due to:
Time decay (2)	(2,037)	(1,065)	(4,236)	(3,049)
Payoffs (3)	(4,534)	(3,419)	(10,422)	(8,260)
Changes in valuation inputs or assumptions (4)	(9,863)	(10,716)	5,114	6,778

Fair value, end of period	$228,933	$129,317	$228,933	$129,317

(1)	Represents servicing assets acquired from the merger with Sky Financial.

(2)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(3)	Represents decrease in value associated with loans that paid off during the period.

(4)	Represents change in value resulting primarily from market-driven changes in interest rates.
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
          A summary of key assumptions and the sensitivity of the MSR value at September 30, 2007, to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change
Constant pre-payment rate	11.40%	$(9,707)	$(18,946)
Discount rate	9.29	(8,484)	(16,373)
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
          Below is a summary of servicing fee income, a component of mortgage banking income, earned during the three and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Servicing fees	$10,811	$6,077	$24,607	$17,997
Late fees	715	649	2,063	1,810
Ancillary fees	204	206	732	547

Total fee income	$11,730	$6,932	$27,402	$20,354

Note 6 — Investment Securities
          Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at September 30, 2007, December 31, 2006, and September 30, 2006:

	September 30, 2007		December 31, 2006		September 30, 2006
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$599	$604	$800	$800	$799	$802
1-5 years	250	251	1,046	1,056	20,464	20,479
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	849	855	1,846	1,856	21,263	21,281

Federal agencies
Mortgage backed securities
Under 1 year	1,349	1,352	1,848	1,847	4,091	4,096
1-5 years	11,530	11,671	9,560	9,608	8,409	8,487
6- 10 years	4,502	4,533	4,353	4,355	1,701	1,705
Over 10 years	1,409,953	1,408,323	1,261,423	1,265,651	1,354,964	1,356,884

Total mortgage-backed Federal agencies	1,427,334	1,425,879	1,277,184	1,281,461	1,369,165	1,371,172

Other agencies
Under 1 year	99,834	99,875	—	—	44,610	44,610
1-5 years	49,692	50,415	149,819	149,853	288,744	288,744
6-10 years	—	—	98	96	—	—
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	149,526	150,290	149,917	149,949	333,354	333,354

Total Federal agencies	1,576,860	1,576,169	1,427,101	1,431,410	1,702,519	1,704,526

Municipal securities
Under 1 year	45	45	42	42	42	42
1-5 years	14,895	14,984	10,553	10,588	9,808	9,852
6- 10 years	164,291	164,071	165,624	165,229	162,659	162,433
Over 10 years	501,677	501,170	410,248	415,564	414,717	419,356

Total municipal securities	680,908	680,270	586,467	591,423	587,226	591,683

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	700,578	701,039	586,088	590,062	753,266	756,009

Total private label CMO	700,578	701,039	586,088	590,062	753,266	756,009

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	30,000	30,000	30,000	30,056	30,000	30,061
6- 10 years	—	—	—	—	—	—
Over 10 years	893,346	889,097	1,544,572	1,552,748	1,365,139	1,374,535

Total asset backed securities	923,346	919,097	1,574,572	1,582,804	1,395,139	1,404,596

Other
Under 1 year	3,650	3,647	4,800	4,784	3,400	3,400
1-5 years	9,497	9,489	2,750	2,706	5,843	5,813
6-10 years	446	443	—	—	692	693
Over 10 years	2,808	2,858	44	86	44	44
Non-marketable equity securities	350,080	350,080	150,754	150,754	148,923	148,923
Marketable equity securities	44,903	45,027	6,481	7,039	6,559	6,933

Total other	411,384	411,544	164,829	165,369	165,461	165,806

Total investment securities	$4,293,925	$4,288,974	$4,340,903	$4,362,924	$4,624,874	$4,643,901

Duration in years (1)		3.5		3.2		3.3

(1)	The average duration assumes a market driven pre-payment rate on securities subject to pre-payment.

          At September 30, 2007, non-marketable equity securities included $231.2 million of stock of Federal Home Loan Banks and $73.1 million of stock of the Federal Reserve Bank.
          For the three-months ended September 30, 2007, gross gains and losses on securities totaled $10.2 million and $23.4 million, respectively. For the nine-month period ended September 30, 2007, gross gains on securities totaled $15.2 million and gross losses totaled $33.4 million. Gross losses for the nine-month period ended September 30, 2007 included $31.8 million of impairment losses on certain securities backed by mortgage loans. Including impairment recognized since the fourth quarter of 2006, at September 30, 2007, these securities had a carrying value of $16.3 million. Gross gains and losses from the sales of securities were not material for the three or nine-month periods ended September 30, 2006.
          As of September 30, 2007, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses were caused by interest rate increases and other market related conditions. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at September 30, 2007.
Note 7 – Earnings per Share
          Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued upon exercise of outstanding stock options, the vesting of restricted stock units, and the distribution of shares from deferred compensation plans. The calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Net income	$138,199	$157,446	$314,446	$373,506
Average common shares outstanding	365,895	237,672	279,171	236,790
Dilutive potential common shares	2,385	3,224	2,843	3,143

Diluted average common shares outstanding	368,280	240,896	282,014	239,933

Earnings per share
Basic	$0.38	$0.66	$1.13	$1.58
Diluted	0.38	0.65	1.12	1.56
          Options to purchase 19.9 million and 10.4 million shares during the three-month and nine-month periods ended September 30, 2007, and 5.5 million shares during both the three-month and nine-month periods ended September 30, 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $22.34 and $24.31 per share and $25.70 and $25.69 per share for the three and nine-month periods ended September 30, 2007 and 2006, respectively.
Note 8 – Share-based Compensation
          Huntington sponsors nonqualified and incentive share-based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Stock options are granted at the closing market price on the date of the grant. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted beginning in May 2004 have a maximum term of seven years.
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

          Huntington’s board of directors has approved all of the plans. Shareholders have approved each of the plans, except for the broad-based Employee Stock Incentive Plan. Of the 28.4 million shares of common stock authorized for issuance under the plans at September 30, 2007, 22.1 million were outstanding and 6.3 million were available for future grants.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Assumptions
Risk-free interest rate	4.75%	5.11%	4.74%	5.09%
Expected dividend yield	5.27	4.27	5.26	4.26
Expected volatility of Huntington’s common stock	21.1	22.2	21.1	22.2
Expected option term (years)	6.0	6.0	6.0	6.0

Weighted-average grant date fair value per share	$2.80	$4.20	$2.80	$4.20
          Huntington’s stock option activity and related information for the nine-month period ended September 30, 2007, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2007	20,573	$21.36
Granted	2,127	20.04
Acquired (1)	7,374	18.40
Exercised	(988)	18.25
Forfeited/expired	(788)	23.31

Outstanding at September 30, 2007	28,298	$20.54	4.6	$9,270

Exercisable at September 30, 2007	24,037	$20.30	4.5	$9,270

(1)	Relates to option plans acquired from the merger with Sky Financial.
          As a result of the acquisition of Sky Financial, the outstanding stock options to purchase Sky Financial’s common stock were converted into 7.4 million options to purchase shares of Huntington common stock with a weighted average exercise price of $18.40. All shares were fully vested on the conversion date and were included in the purchase price of Sky Financial.
          The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006, was $4.2 million and $8.9 million, respectively.
          Total share-based compensation expense was $4.9 million for each of the three-month periods ended September 30, 2007 and 2006. For the nine-month periods ended September 30, 2007 and 2006, share-based compensation expense was $12.7 million and $13.4 million, respectively. Huntington also recognized $1.7 million in tax benefits for each of the three-months ended September 30, 2007 and 2006, related to share-based compensation. The tax benefits recognized related to share-based compensation for the nine-month periods ended September 30, 2007 and 2006, were $4.5 million and $4.7 million, respectively.

          Cash received from the exercise of options for the three-month periods ended September 30, 2007 and 2006, was $1.9 million and $1.8 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, cash received from option exercises were $16.5 million and $25.7 million, respectively. The estimated tax benefit realized for the tax deductions from option exercises totaled $0.9 million for both the three-month periods ended September 30, 2007 and 2006. For the nine-month periods ended September 30, 2007 and 2006, the tax benefit realized for the tax deductions from option exercises totaled $2.1 million and $2.7 million, respectively.
          Huntington issues shares to fulfill stock option exercises and restricted stock units from available shares held in treasury. At September 30, 2007, the Company believes there are adequate shares in treasury to satisfy anticipated stock option exercises in 2007.
          The following table summarizes the status of Huntington’s nonvested shares as of and for the nine-months ended September 30, 2007:

		Weighted-		Weighted-
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share	Awards	Per Share

Nonvested at January 1, 2007	468	$23.37	—	$—
Granted	676	20.03	222	22.74
Vested	(6)	23.34	(22)	22.74
Forfeited	(31)	22.45	—	—

Nonvested at September 30, 2007	1,107	$21.36	200	$22.74

          In connection with the merger of Sky Financial, Huntington granted restricted stock awards of 221,569 shares of Huntington common stock. The restricted stock awards vest in equal monthly installments at the end of each calendar month from the completion of the merger through December 31, 2009, subject to acceleration on certain terminations of employment and change in control transactions.
          The weighted-average grant date fair value of nonvested shares granted for the nine-month periods ended September 30, 2007 and 2006, were $20.70 and $23.34, respectively. As of September 30, 2007, the total compensation cost related to nonvested shares not yet recognized was $23.2 million with a weighted-average expense recognition period of 2.5 years. The total fair value of nonvested shares vested during the nine-months ended September 30, 2007, was $0.5 million.
Note 9 – Income Taxes
          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, city, and foreign jurisdictions. Federal income tax audits have been resolved through 2003. Various state and city jurisdictions remain open to examination for tax years 2000 and forward.
          The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements. As of September 30, 2007, there were no unrecognized tax benefits.
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
          As a result of the acquisition of Sky Financial, Huntington remeasured its pension and post retirement plan assets and liabilities as of July 1, 2007. The remeasurment included updating the discount rate used to calculate benefit expense from 5.74% to 6.19% and assessing the impact of adding former Sky Financial employees to the plans.
          The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$5,780	$4,414	$484	$383
Interest cost	6,859	5,539	989	565
Expected return on plan assets	(10,132)	(8,518)	—	—
Amortization of transition asset	—	—	276	276
Amortization of prior service cost	—	—	95	95
Settlements	323	1,000	—	—
Recognized net actuarial loss (gain)	1,729	4,377	(64)	(181)

Benefit expense	$4,559	$6,812	$1,780	$1,138

	Pension Benefits		Post Retirement Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$14,670	$13,137	$1,233	$1,103
Interest cost	18,792	16,617	2,323	1,695
Expected return on plan assets	(28,372)	(25,057)	—	—
Amortization of transition asset	3	—	828	828
Amortization of prior service cost	1	1	284	285
Settlements	2,323	3,000	—	—
Recognized net actuarial loss (gain)	7,960	13,131	(267)	(543)

Benefit expense	$15,377	$20,829	$4,401	$3,368

          There is no required minimum contribution for 2007 to the Plan.
          Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.7 million for each of the three-month periods ended September 30, 2007 and 2006, respectively. For the respective nine-month periods, the cost was $2.1 million and $2.0 million.
          Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions dollar for dollar, up to the first 3% of base pay contributed to the plan. The match is 50 cents for each dollar on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $3.8 million and $2.6 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the respective nine-month periods, the cost was $9.2 million and $7.8 million.

Note 11 – Commitments and Contingent Liabilities
Commitments to extend credit:
          In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at September 30, 2007, December 31, 2006, and September 30, 2006, were as follows:

	September 30,	December 31,	September 30,
(in millions)	2007	2006	2006

Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,674	$4,416	$4,265
Consumer	4,673	3,374	3,336
Commercial real estate	2,556	1,645	1,752
Standby letters of credit	1,403	1,156	1,136
Commercial letters of credit	48	54	45
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
          Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.5 million, $4.3 million, and $3.5 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
          Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
          Huntington enters into forward contracts relating to its mortgage banking business. At September 30, 2007, December 31, 2006, and September 30, 2006, Huntington had commitments to sell residential real estate loans of $466.1 million, $319.9 million, and $314.2 million, respectively. These contracts mature in less than one year.
Litigation:
          In the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

Note 12 – Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
          The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at September 30, 2007, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Deposits	$615,000	$315,000	$930,000
Federal Home Loan Bank advances	—	525,000	525,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at September 30, 2007	$1,415,000	$840,000	$2,255,000

          The following table presents additional information about the interest rate swaps used in Huntington’s Asset and Liability Management activities at September 30, 2007:

	Notional	Average Maturity	Fair	Weighted-Average Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Liability conversion swaps
Receive fixed — generic	$820,000	8.8	$2,498	5.27%	5.74%
Receive fixed — callable	595,000	5.8	(9,692)	4.74	5.32
Pay fixed — generic	840,000	1.7	(3,508)	5.68	4.98

Total liability conversion swaps	$2,255,000	5.4	$(10,702)	5.28%	5.32%

          Interest rate caps used in Huntington’s Asset and Liability Management activities at September 30, 2007, are shown in the table below:

		Average
	Notional	Maturity	Fair	Weighted-Average
(in thousands )	Value	(years)	Value	Strike Rate

Interest rate caps — purchased	$500,000	1.3	$808	5.50%

          These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in a decrease to net interest income of $1.3 million and $2.0 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, the impact to net interest income was a decrease of $1.5 million and $2.2 million, respectively.
          Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At September 30, 2007, December 31, 2006, and September 30, 2006, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $4.9 million, $42.6 million, and $13.1 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
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
          During the 2007 third quarter, Huntington recognized a gain of $0.4 million on the remaining portion of unamortized interest rate swaps used to hedge the future expected cash flows relating to certain trust preferred debt that was redeemed during the quarter.

Derivatives Used in Mortgage Banking Activities
          The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities:

	September 30,	December 31,	September 30,
(in thousands)	2007	2006	2006

Derivative assets:
Interest rate lock agreements	$920	$236	$626
Forward trades and options	234	1,176	82

Total derivative assets	1,154	1,412	708

Derivative liabilities:
Interest rate lock agreements	(385)	(838)	(347)
Forward trades and options	(2,736)	(699)	(3,003)

Total derivative liabilities	(3,121)	(1,537)	(3,350)

Net derivative (liability) asset	$(1,967)	$(125)	$(2,642)

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
          Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $4.9 million and $2.9 million for the three-month periods ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006, total trading revenue for customer accommodation was $11.7 million and $8.0 million, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $5.7 billion, $4.6 billion, and $4.7 billion at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $63.6 million, $40.0 million, and $4.4 million at the same dates.
          Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at September 30, 2007, was $50.0 million. The total notional amount corresponds to trading assets with a fair value of less than $0.1 million. Total gains and losses for the three-month periods ended September 30, 2007 and 2006, were $5.6 million and $10.7 million, respectively. Total losses for the nine-month periods ended September 30, 2007 and 2006, were $18.4 million and $0.7 million, respectively.
          In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.4 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.4 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.

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
          Huntington did not repurchase any shares under the 2006 Repurchase Program for the three-month period ended September 30, 2007. At the end of the period, 3,850,000 shares may be purchased under the 2006 Repurchase Program.
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
          The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers. As of September 30, 2007, it operated in thirteen regions within the six states of Ohio, Michigan, West Virginia, Indiana, Pennsylvania, and Kentucky. It provided these services through a banking network of over 600 branches, and over 1,400 ATMs, along with Internet and telephone banking channels. It also provided certain services outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. Retail Banking accounts for 50% and 76% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market and large commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,600 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Georgia, Nevada, New Jersey, New York, North Carolina, South Carolina, and Tennessee. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases, finances the dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealerships, or dealer working capital needs, and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.

Private Financial and Capital Markets Group (PFCMG): This segment provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, insurance, and private banking products and services. Sky Insurance, included within PFCMG, provides retail and commercial insurance agency services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include investment securities and bank owned life insurance. The net interest income/(expense) of this segment includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income. Fee income also includes asset revaluations not allocated to other business segments, as well as any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative, merger costs, and other miscellaneous expenses not allocated to other business segments. This segment also includes any difference between the actual effective tax rate of Huntington and the statutory tax rate used to allocate income taxes to the other segments.

          Listed below are certain financial results by line of business. For the three and nine-month periods ended September 30, 2007 and 2006, operating earnings were the same as reported earnings.

	Three Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands )	Banking	Sales	PFCMG	Other	Consolidated

2007
Net interest income	$351,494	$34,510	$23,511	$118	$409,633
Provision for credit losses	(31,398)	(8,575)	(2,034)	—	(42,007)
Non-interest income	137,026	8,051	59,919	(322)	204,674
Non-interest expense	(239,936)	(19,713)	(59,944)	(65,970)	(385,563)
Income taxes	(76,014)	(4,996)	(7,508)	39,983	(48,535)

Operating / reported net income	$141,172	$9,277	$13,944	$(26,191)	$138,202

2006
Net interest income	$224,157	$32,540	$19,356	$(20,740)	$255,313
Provision for credit losses	(10,286)	(2,652)	(1,224)	—	(14,162)
Non-interest income	89,353	20,286	36,475	(48,204)	97,910
Non-interest expense	(163,709)	(24,813)	(35,328)	(18,580)	(242,430)
Income taxes	(48,830)	(8,876)	(6,748)	125,269	60,815

Operating / reported net income	$90,685	$16,485	$12,531	$37,745	$157,446

	Nine Months Ended September 30,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands of dollars)	Banking	Sales	PFCMG	Other	Consolidated

2007
Net interest income	$780,083	$98,484	$60,887	$(20,875)	$918,579
Provision for credit losses	(108,727)	(16,623)	(6,196)	—	(131,546)
Non-Interest income	323,226	32,216	139,534	11,068	506,044
Non-Interest expense	(569,447)	(57,918)	(141,239)	(103,686)	(872,290)
Income taxes	(148,796)	(19,657)	(18,545)	80,660	(106,338)

Operating / reported net income	$276,339	$36,502	$34,441	$(32,833)	$314,449

2006
Net interest income	$659,710	$102,155	$54,962	$(55,639)	$761,188
Provision for credit losses	(35,520)	(9,465)	(4,462)	—	(49,447)
Non-Interest income	259,904	68,794	116,508	(24,743)	420,463
Non-Interest expense	(483,102)	(84,696)	(104,155)	(61,251)	(733,204)
Income taxes	(140,347)	(26,875)	(21,999)	163,727	(25,494)

Operating / reported net income	$260,645	$49,913	$40,854	$22,094	$373,506

	Assets at			Deposits at
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in millions)	2007	2006	2006	2007	2006	2006

Regional Banking	$34,599	$20,933	$21,110	$32,718	$20,231	$20,301
Dealer Sales	5,632	5,003	5,257	63	59	59
PFCMG	2,884	2,153	2,174	1,631	1,162	1,145
Treasury / Other	12,189	7,240	7,121	3,992	3,596	3,233

Total	$55,304	$35,329	$35,662	$38,404	$25,048	$24,738

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
          Huntington is integrating the operations of Sky Financial and will be conducting control reviews pursuant to the Sarbanes Oxley Act of 2002. Excluding the Sky Financial acquisition, there have not been any significant changes in Huntington’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Huntington’s internal control over financial reporting.
Item 4T. Controls and Procedures
          Not applicable
PART II. OTHER INFORMATION
     In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 6. Exhibits
(a) Exhibits

SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

3.1	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)

3.2	Articles Supplementary	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	3.4

3.3	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.4	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of July 1, 2007	Current Report on Form 8-K dated July 1, 2007	000-02525	3(ii).1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

10.1	Employment Agreement dated December 20, 2006 and effective July 1, 2007 between Thomas E. Hoaglin and Huntington Bancshares Incorporated	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1

10.2	Employment Agreement dated December 20, 2006 and effective July 1, 2007 between Marty E. Adams and Huntington Bancshares Incorporated	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.2

10.3	Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	G

10.4	First Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.	000-02525	H

10.5	Huntington Supplemental Executive Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective as of January 1, 2005

10.6	Huntington Supplemental Retirement Income Plan restated effective January 1, 2008

10.7	First Amendment to the 2007 Stock and Long-term Incentive Plan.

12.1	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: October 26, 2007	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman and Chief Executive Officer

Date: October 26, 2007	/s/ Donald R. Kimble
Donald R. Kimble
Chief Financial Officer