Form 10-K
period 2007-12-31
HUNTINGTON BANCSHARES INC/MD
filed 2008-02-26
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 0-2525
Huntington Bancshares Incorporated
(Exact name of registrant as specified in its charter)

Maryland	31-0724920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
41 S. High Street, Columbus, Ohio	43287
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 480-8300
Securities registered pursuant to Section 12(b) of the Act:
Common Stock — Par Value $0.01 per Share
(Title of class)
NASDAQ
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.      ☑  Yes     ☐  No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      ☐  Yes     ☑  No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑  Yes     ☐  No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     ☐  Yes     ☑  No
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, determined by using a per share closing price of $22.74, as quoted by NASDAQ on that date, was $5,192,642,048. As of January 31, 2008, there were 366,243,222 shares of common stock with a par value of $0.01 outstanding.
Documents Incorporated By Reference
     Parts I and II of this Form 10-K incorporate by reference certain information from the registrant’s Annual Report to shareholders for the period ended December 31, 2007.
     Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2008 Annual Shareholders’ Meeting

HUNTINGTON BANCSHARES INCORPORATED

Huntington Bancshares Incorporated
PART I
     When we refer to “we,” “our,” and “us” in this report, we mean Huntington Bancshares Incorporated and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, Huntington Bancshares Incorporated. When we refer to the “Bank” in this report, we mean The Huntington National Bank, our only bank subsidiary.
Item 1: Business
     We are a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, reinsurance of private mortgage insurance, reinsurance of credit life and disability insurance, retail and commercial insurance agency services, and other financial products and services. The Bank, organized in 1866, is our only bank subsidiary. At December 31, 2007, the Bank had:
•	347 banking offices in Ohio

•	113 banking offices in Michigan

•	61 banking offices in Pennsylvania

•	53 banking offices in Indiana

•	28 banking offices in West Virginia

•	13 banking offices in Kentucky

•	4 private banking offices in Florida

•	one foreign office in the Cayman Islands

•	one foreign office in Hong Kong
     We conduct certain activities in other states including Arizona, Florida, Georgia, Maryland, Nevada, New Jersey, New York, North Carolina, South Carolina, and Tennessee. Our foreign banking activities, in total or with any individual country, are not significant. At December 31, 2007, we had 11,925 full-time equivalent employees.
     Our lines of business are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders, which is incorporated into this report by reference. The financial statement results for each of our lines of business can be found in Note 24 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
Acquisition of Sky Financial Group, Inc.
     On July 1, 2007, Huntington consummated its acquisition of Sky Financial Group, Inc. (Sky Financial) in a stock and cash transaction valued at approximately $3.5 billion.
     Under the terms of the agreement, Sky Financial shareholders received 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial common stock. Conversion of Sky Financial consumer and commercial accounts to Huntington accounts was accomplished in late September 2007.
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
     Because we are a public company, we are also subject to regulation by the Securities and Exchange Commission (SEC). The SEC has established three categories of issuers for the purpose of filing periodic and annual reports. Under these regulations, we are considered to be a “large accelerated filer” and, as such, must comply with SEC accelerated reporting requirements.
     The Bank is subject to examination and supervision by the Office of the Comptroller of the Currency (OCC). Its domestic deposits are insured by the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation (FDIC), which also has certain regulatory and supervisory authority over it. Our non-bank subsidiaries are also subject to examination and supervision by the Federal Reserve or, in the case of non-bank subsidiaries of the Bank, by the OCC. Our subsidiaries are also subject to examination by other federal and state agencies, including, in the case of certain securities and investment management activities, regulation by the SEC and the Financial Industry Regulatory Authority.
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
     As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. They may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

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
     A composite rating is assigned based on the foregoing three components, but a fourth component is also rated, reflecting generally the assessment of depository institution subsidiaries by their principal regulators. Ratings are made on a scale of 1 to 5 (1 highest) and are not made public. The bank holding company rating system, which became effective in 2005, applies to us. The composite ratings assigned to us, like those assigned to other financial institutions, are confidential and may not be directly disclosed, except to the extent required by law.
Dividend Restrictions
     Dividends from the Bank are the primary source of funds for payment of dividends to our shareholders. In the year ended December 31, 2007, the Bank declared cash dividends to Huntington of $239 million. There are, however, statutory limits on the amount of dividends that the Bank can pay to us without regulatory approval.
     The Bank may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by a national bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. At December 31, 2007, the Bank could not have declared and paid any additional dividends to the parent company without regulatory approval. To help meet any additional liquidity needs, Huntington has an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue and unspecified amount of debt or equity securities. Considering anticipated earnings and planned issuances of debt, we believe Huntington has sufficient liquidity to meet its cash flow obligations.
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

FDIC Insurance
     With the enactment in February 2006 of the Federal Deposit Insurance Reform Act of 2005 and related legislation, and the adoption by the FDIC of implementing regulations in November 2006, major changes were introduced in FDIC deposit insurance, effective January 1, 2007.
     Under the reformed deposit insurance regime, the FDIC designates annually a target reserve ratio for the DIF within the range of 1.15 percent and 1.5 percent, instead of the prior fixed requirement to manage the DIF so as to maintain a designated reserve ratio of 1.25 percent. The FDIC adopted 1.25 percent as the designated reserve ratio for 2007.
     In addition, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums on depository institutions, under which all such institutions would pay at least a minimum level of premiums. The new system is based on an institution’s probability of causing a loss to the DIF, and requires that each depository institution be placed in one of four risk categories, depending on a combination of its capitalization and its supervisory ratings. Under a base rate schedule, institutions in Risk Category I would be assessed between 2 and 4 basis points, while institutions in Risk Category IV could be assessed a maximum of 40 basis points. Accordingly, in contrast to 2006, the Bank was required in 2007 to pay premiums for FDIC insurance on its deposits.
     The FDIC determined to set 2007 assessment rates at three basis points above the base schedule rates, i.e., between 5 and 7 basis points for Risk Category I institutions and up to 43 basis points for Risk Category IV institutions. To assist the transition to the new system requiring assessment payments by all insured institutions, the Bank and other depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, were made eligible for a one-time assessment credit based on their shares of the aggregate 1996 assessment base. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law.
     In 2007, we were assessed a total of $12.6 million for FDIC insurance on our deposits. This entire amount was applied to the one-time assessment credit and, therefore, none of this was recognized as expense within our financial statements. At December 31, 2007, our assessment credit available for future FDIC insurance assessments was $21.7 million. We anticipate that our one-time assessment credit will continue to offset FDIC insurance assessments until the fourth quarter of 2008.
     The Bank continues to be required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.
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
     Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.
     Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. Institutions that must incorporate market risk exposure into their risk-based capital requirements may also have a third tier of capital in the form of restricted short-term subordinated debt. These tiers are:

•	“Tier 1”, or core capital, includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets.

•	“Tier 2”, or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, subject to certain limitations.

•	“Total capital” is Tier 1 plus Tier 2 capital.
     The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in capital cannot exceed 100% of its Tier 1 capital.
     Under the risk-based guidelines, financial institutions are required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.
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
     Special minimum capital requirements apply to equity investments in nonfinancial companies. The requirements consist of a series of deductions from Tier 1 capital that increase within a range from 8% to 25% of the adjusted carrying value of the investment.
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
     Throughout 2007, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well-capitalized” institutions.
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
     If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.
     “Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.
     Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $0.7 billion of such brokered deposits at December 31, 2007.
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
Recent Regulatory Developments
     Authority for financial holding companies to engage in real estate brokerage and property management services was proposed by the Treasury Department and the Federal Reserve in 2000, but final regulations implementing the proposal have been subject to a statutory moratorium which was renewed annually by Congress for the years 2001 through 2007. A further two-year moratorium was included in an omnibus appropriations bill enacted in late 2007, and it is not possible at present to assess the prospects either for a future permanent ban or the ultimate adoption of the long-pending final regulations.
     The Basel Committee on Banking Supervision’s “Basel II” regulatory capital guidelines, originally published in June 2004 and adopted in final form by U.S. regulatory agencies in November 2007, are designed to promote improved risk measurement and management processes and better align minimum capital requirements with risk. The Basel II guidelines are to become operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more. They are thus not applicable to the Bank, which continues to operate under U.S. risk-based capital guidelines consistent with “Basel I” guidelines published in 1988.
     Federal regulators issued for public comment in December 2006 proposed rules (designated as “Basel IA”

rules) applicable to non-core banks that would have modified the existing U.S. Basel I-based capital framework. These regulators announced in November 2007, however, that instead of the Basel 1A proposals a new rulemaking was being prepared involving a “standardized approach” that would implement some of the simpler approaches for both credit risk and operational risk from the more advanced Basel II framework. Smaller U.S. depository institutions would be allowed to elect to remain under the existing Basel 1-based regulatory capital framework. The new rulemaking is expected to be published in the first half of 2008.
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
     Item 1A: Risk Factors
     Like other financial companies, we are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counterparties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operations, (3) liquidity risk, which is the risk that the parent company and/or the Bank will have insufficient cash or access to cash to meet its operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or external events.
     In addition to the other information included or incorporated by reference into this report, readers should carefully consider that the following important factors, among others, could materially impact our business, future results of operations, and future cash flows.
(1) Credit Risks:
The largest single contributor to our net loss in the fourth quarter of 2007, and our reduced net income in 2007 as compared with 2006, was $405.8 million in charge-offs and special reserves relating to our credit relationship with Franklin Credit Management Corporation (Franklin). This charge represents our best estimate of the inherent loss within this credit relationship. However, there can be no assurance that we will not incur further losses relating to the Franklin relationship.
     As a result of our acquisition of Sky Financial, we have a significant loan relationship with Franklin. Franklin describes itself as a specialty consumer finance company primarily engaged in the servicing and resolution of performing, re-performing, and non-performing residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balances and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly-owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated. In its Current Report on Form 8-K, filed November 15, 2007, Franklin announced a delay in the filing of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007. In the November 15, 2007 Form 8-K, Franklin stated that due to the rapidly deteriorating real estate and mortgage origination credit market and resulting increased delinquencies industry wide in mortgages originated in the years 2005 and 2006, particularly for second-lien loans, Franklin was in the process of reviewing and assessing its reserves for its portfolio of acquired loans, particularly second-lien mortgage loans acquired in those years. Franklin stated that this credit review would result in a substantial increase in the provision for loan losses for the quarter ended September 30, 2007, again particularly for its portfolio of second-lien loans. In its Current Report on Form 8-K, filed February 6, 2008, Franklin announced that while they previously believed that the reassessment would be complete on or before January 31, 2008, the reassessment and related accountants’ review have not yet been completed. Franklin stated on February 5, 2008, that it expects that it will complete the reassessment in time to file its 2007 third quarter Form 10-Q on or before March 31, 2008. Franklin also stated on February 5, 2008, that it expects to file its Annual Report on Form 10-K for the year ended December 31, 2007, on or before March 31, 2008. At December 31, 2007, following the troubled debt restructuring of our loans to Franklin, we had $1.2 billion of loans to Franklin, net of the amounts charged-off. For further discussion concerning our exposure to Franklin, see the “Significant Items Influencing Financial Performance and Comparisons” section included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
     If we were to assume the assets of Franklin, it is possible that we would report higher levels of non-performing loans and charge-offs and while we could report higher levels of interest income from these loans, lower levels of earnings than currently expected could result. If Franklin’s financial or operating condition were to deteriorate, we have established alternatives for loan servicing so that we should not be materially impacted if Franklin were unable to service loans. In the event of default by Franklin, we can terminate servicing responsibilities and appoint a successor servicer. Franklin would be contractually obligated to cooperate with us and incur the costs of transferring all documents, files, and balances to the successor. Franklin’s recent actions have not resulted in an event of default under any of its agreements with us.
     We do not control Franklin, and Franklin’s ability to collect payments of principal and interest on its loans and other recoveries from its real estate assets depends upon the efforts of its own employees and third-party servicers hired by it. Franklin, like other residential mortgage lenders, is likely to be affected by the declines in home prices and disruptions in credit markets in many locales across the United States.
Our commercial real estate loan portfolio has and will continue to be affected by the on-going correction in residential real estate prices and reduced levels of home sales.
     At December 31, 2007, we had $9.2 billion of commercial real estate loans, including $1.5 billion of loans to builders of single family homes. There has been a general slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio markets. As a result, home builders have shown signs of financial deterioration. We expect the home builder market to continue to be volatile and anticipate continued pressure on the home builder segment in the coming months. As we continue our on-going portfolio monitoring, we will make credit and reserve decisions based on the current conditions of the borrower or project combined with our expectations for the future. If the slow down in the housing market continues, we could experience higher charge-offs and delinquencies in this portfolio.
Declines in home values and reduced levels of home sales in our markets could continue to adversely affect us.
     Like all banks, we are subject to the effects of any economic downturn. There has been a slowdown in the housing market across our geographic footprint, reflecting declining prices and excess inventories of houses to be sold, particularly in the eastern Michigan and northern Ohio markets. These developments have had, and further declines may continue to have, a negative effect on our financial condition and results of operations. At December 31, 2007, we had:
•	$7.3 billion of home equity loans and lines, representing 18% of total loans and leases.

•	$5.4 billion in residential real estate loans, representing 14% of total loans and leases. Adjustable-rate mortgages, primarily mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually, comprised 61% of this portfolio.

•	$1.5 billion of loans to single family home builders, including loans made to both middle market and small business home builders. These loans represented 4% of total loans and leases.

•	$1.2 billion of loans to Franklin, net of amounts charged-off, substantially all of which is secured by and ultimately reflects exposures to residential real estate loans. These loans represented 3% of total loans and leases.

•	$2.9 billion of mortgage-backed securities, including $1.6 billion of Federal Agency mortgage-backed securities and $0.8 billion of private label collateralized mortgage obligations with a weighted-average credit rating of AAA, that could be negatively affected by a decline in home values.
     Continuing declines in home values are likely to lead to higher charge-offs and delinquencies in each of these portfolios as compared to the pre-July 2007 historical levels.
The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.
     Our business depends on the creditworthiness of our customers. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

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
     Changes in interest rates also can affect the value of loans, securities, and other assets, including retained interests in securitizations, mortgage and non-mortgage servicing rights. A portion of our earnings results from transactional income. An example of this type of transactional income is gain on sales of loans and other real estate owned. This type of income can vary significantly from quarter-to-quarter and year-to-year based on a number of different factors, including the interest rate environment. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans and leases may lead to an increase in non-performing assets and a reduction of income recognized, which could have a material, adverse effect on our results of operations and cash flows. For further discussion, see Note 5 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
     Although fluctuations in market interest rates are neither completely predictable nor controllable, our Market Risk Committee (MRC) meets periodically to monitor our interest rate sensitivity position and oversee our financial risk management by establishing policies and operating limits. For further discussion, see the Market Risk — “Interest Rate Risk” section included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
(3) Liquidity Risks:
If the Bank or holding company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.
     Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of the Bank is used to make loans and leases and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors, with operating limits set by MRC, based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. The Bank’s MRC regularly monitors the overall liquidity position of the Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. MRC also establishes policies and monitors guidelines to diversify the Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and medium- and long-term debt, which includes a domestic bank note program and a Euronote program. The Bank is also a member of the Federal Home Loan Bank of Cincinnati, Ohio (FHLB), which provides funding through advances to members that are collateralized with mortgage-related assets.
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

     If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the “Liquidity Risk” section included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
     If our credit ratings were downgraded, the ability to access funding sources may be negatively impacted or eliminated, and our liquidity and the market price of our common stock could be adversely impacted. The Bank has issued letters of credit that support $812 million of notes and bonds issued by our customers. The majority of the bonds have been sold by The Huntington Investment Company, our broker-dealer subsidiary. A downgrade in the Bank’s short term rating might influence some of the bond investors to put the bonds back to the remarketing agent. A failure to remarket would require the Bank to obtain funding for the amount of notes and bonds that cannot be remarketed.
     As a result of credit deterioration related to our lending relationship with Franklin, and our related 2007 fourth quarter restructuring of that lending relationship, each of Moody’s Investors Service (Moody’s), Standard and Poor’s, and Fitch Ratings (Fitch) changed their outlook for our ratings from stable to negative, Moody’s placed all ratings on review for possible downgrade, and Fitch downgraded our ratings on our senior unsecured notes and subordinated notes by one grade. That downgrade, and potential future downgrades in our credit ratings, whether relating to credit concerns, including our Franklin exposure, or other considerations, could limit our access to the capital markets, will increase the cost of our debt, and could adversely affect our liquidity and financial position.
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
     Credit ratings as of December 31, 2007, for the parent company and the Bank can be found in Table 31, included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
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
The OCC may impose dividend payment and other restrictions on the Bank, which could impact our ability to pay dividends to shareholders or repurchase stock. Due to the significant loss that the Bank incurred in the fourth quarter of 2007, at December 31, 2007, the Bank could not declare and pay dividends to the holding company without regulatory approval.
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

     We do not anticipate that the holding company will receive dividends from the Bank until the second half of 2008. We anticipate increasing the holding company’s liquidity by raising additional funds in early 2008.
     Payment of dividends could also be subject to regulatory limitations if the Bank became “under-capitalized” for purposes of the OCC “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. If the Bank were unable to pay dividends to the parent company, it could impact our ability to pay dividends to shareholders or repurchase stock. Throughout 2007, the Bank was in compliance with all regulatory capital requirements and considered to be “well-capitalized.”
     For further discussion, see the “Parent Company Liquidity” section included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
(4) Operational Risks:
The resolution of significant pending litigation, if unfavorable, could have a material adverse affect on our results of operations for a particular period.
     Huntington faces legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against Huntington could have material adverse financial effects or cause significant reputational harm to Huntington, which in turn could seriously harm Huntington’s business prospects. As more fully described in Item 3 of this Form 10-K, three putative class actions and one shareholder derivative action were filed against Huntington, certain affiliated committees, and / or certain of its current or former officers and directors in December 2007 through February 2008 related to Huntington’s transactions with Franklin and the financial disclosures relating to such transactions and, in one case, Huntington stock being offered as an investment in a Huntington employee benefit plan. At this early stage, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss in connection with these lawsuits. Although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations. It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.
Huntington faces significant operational risk.
     Huntington is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from Huntington’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect Huntington’s ability to attract and keep customers and can expose it to litigation and regulatory action.
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

Item 1B: Unresolved Staff Comments
     None.
Item 2: Properties
     Our headquarters, as well as the Bank’s, are located in the Huntington Center, a thirty-seven-story office building located in Columbus, Ohio. Of the building’s total office space available, we lease approximately 40%. The lease term expires in 2015, with nine five-year renewal options for up to 45 years but with no purchase option. The Bank has an indirect minority equity interest of 18.4% in the building.
     Our other major properties consist of:
•	a thirteen-story and a twelve-story office building, both of which are located adjacent to the Huntington Center;

•	a twenty-one story office building, known as the Huntington Building, located in Cleveland, Ohio;

•	an eighteen-story office building in Charleston, West Virginia;

•	a three-story office building located in Holland, Michigan;

•	a Business Service Center in Columbus, Ohio;

•	The Huntington Mortgage Group’s building, located in the greater Columbus area;

•	a twelve story office building in Youngstown, Ohio

•	a ten story office building in Warren, Ohio

•	an office complex located in Troy, Michigan; and

•	three data processing and operations centers (Easton and Northland) located in Ohio and one in Indianapolis.
     The office buildings above serve as regional administrative offices occupied predominantly by our Regional Banking and Private Financial and Capital Markets Group lines of business. The Dealer Sales line of business is located in the Northland operations center.
     Of these properties, we own the thirteen-story and twelve-story office buildings, and the Business Service Center in Columbus and the twelve-story office building in Youngstown, Ohio. All of the other major properties are held under long-term leases. In 1998, we entered into a sale/leaseback agreement that included the sale of 59 of our locations. The transaction included a mix of branch banking offices, regional offices, and operational facilities, including certain properties described above, which we will continue to operate under a long-term lease.
Item 3: Legal Proceedings
     Between December 19, 2007 and February 1, 2008, two putative class actions were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against the Company and certain of our current or former officers and directors purportedly on behalf of purchasers of our securities during the periods July 20, 2007 to November 16, 2007 or July 20, 2007 to January 10, 2008. These complaints seek to allege that the defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act by issuing a series of allegedly false and/or misleading statements concerning our financial results, prospects, and condition, relating, in particular, to our transactions with Franklin Credit Management (“Franklin”). It is expected that both cases will be consolidated into a single action. At this early stage of these lawsuits, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
     On January 16, 2008, a shareholder derivative action was filed in the Court of Common Pleas of Delaware County, Ohio, against certain of our current or former officers and directors seeking to allege breach of fiduciary duty, waste of corporate assets, and unjust enrichment, all in connection with our acquisition of Sky Financial Group, Inc., certain transactions between us and Franklin Credit Management, and the financial disclosures relating to such transactions. The Company is named as a nominal defendant in this action. At this early stage of the lawsuit, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.

     On February 20, 2008, a putative class action lawsuit was filed in the United States District Court for the Southern District of Ohio against the Company, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between July 20, 2007 and the present. The complaint seeks to allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to the Company’s stock being offered as an investment alternative for participants in the Plan. The complaint seeks money damages and equitable relief. At this early stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.
     It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. However, although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.
Item 4: Submission of Matters to a Vote of Security Holders
     Not Applicable.
PART II
Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     The common stock of Huntington Bancshares Incorporated is traded on the NASDAQ Stock Market under the symbol “HBAN”. The stock is listed as “HuntgBcshr” or “HuntBanc” in most newspapers. As of January 31, 2008, we had 40,992 shareholders of record.
     Information regarding the high and low sale prices of our common stock and cash dividends declared on such shares, as required by this item, is set forth in Table 41 entitled “Quarterly Stock Summary, Key Ratios and Statistics, and Capital Data” included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference. Information regarding restrictions on dividends, as required by this item, is set forth in Item 1 “Business—Regulatory Matters—Dividend Restrictions” and in Note 22 of the Notes to Consolidated Financial Statements included in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three-month period ended December 31, 2007. At the end of the period, 3,850,000 shares may be purchased under the 2006 Repurchase Program.
     The line graph below compares the yearly percentage change in cumulative total shareholder return on Huntington common stock and the cumulative total return of the S&P 500 Index and the KBW 50 Bank Index for the period December 31, 2002, through December 31, 2007. The KBW 50 Bank Index is a market capitalization-weighted bank stock index published by Keefe, Bruyette & Woods. The index is composed of the 50 largest banking companies and includes all money-center banks and most major regional banks. An investment of $100 on December 31, 2002, and the reinvestment of all dividends are assumed.

Item 6: Selected Financial Data
     Information required by this item is set forth in Table 1 in our 2007 Annual Report to Shareholders, portions of which are filed as exhibit 13.1 to this report, and incorporated by reference.
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Information required by this item is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2007 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 7a: Quantitative and Qualitative Disclosures About Market Risk
     Information required by this item is set forth in the caption “Market Risk” included in the 2007 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 8: Financial Statements and Supplementary Data
     Information required by this item is set forth in the Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and Notes, and Selected Quarterly Income Statements included in the 2007 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
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
Internal Control Over Financial Reporting
     Information required by this item is set forth in “Report of Management” and “Report of Independent Registered Public Accounting Firm” included in the 2007 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9A(T): Controls and Procedures
     Not applicable.
Item 9B: Other Information
     Not applicable.
PART III
     We refer in Part III of this report to relevant sections of our 2008 Proxy Statement for the 2007 annual meeting of shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the close of our 2007 fiscal year. Portions of our 2008 Proxy Statement, including the sections we refer to in this report, are incorporated by reference into this report.
Item 10: Directors and Executive Officers and Corporate Governance
     Information required by this item is set forth under the captions “Election of Directors”, “Corporate Governance”, “Executive Officers of Huntington”, “Board Committees”, “Report of the Audit Committee”, “Involvement in Certain Legal Proceedings” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement.
Item 11: Executive Compensation
     Information required by this item is set forth under the captions “Executive Compensation” and “Director Compensation” of our 2008 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth information about Huntington common stock authorized for issuance under Huntington’s existing equity compensation plans as of December 31, 2007.

	Number of	Weighted-average	Number of securities
	securities to be	exercise price of	remaining available for
	issued upon	outstanding options,	future issuance under
	exercise of	warrants, and rights	equity compensation
	outstanding		plans (excluding
	options, warrants,		securities reflected in
Plan category(1)	and rights(3) (a)	(b)	column (a))(4) (c)

Equity compensation plans approved by security holders	19,715,549	$23.63	6,445,135
Equity compensation not approved by security holders (2)	9,435,661	18.51	507,155

Total	29,151,210	$21.98	6,952,290

(1)	All equity compensation plan authorizations for shares of common stock provide for the number of shares to be adjusted for stock splits, stock dividends, and other changes in capitalization. The Huntington Investment and Tax Savings Plan, a broad-based plan qualified under Code Section 401(a) which includes Huntington common stock as one of a number of investment options available to participants, is excluded from the table.

(2)	This category includes the Employee Stock Incentive Plan, a broad-based stock option plan under which active employees, excluding executive officers, have received grants of stock options, and the Executive Deferred Compensation Plan, which provides senior officers designated by the Compensation Committee the opportunity to defer up to 90% of base salary, annual bonus compensation and certain equity awards, and up to 100% of long-term incentive awards.

(3)	The figures in this column reflect shares of common stock subject to stock option grants outstanding as of December 31, 2007.

(4)	The figures in this column reflect shares reserved as of December 31, 2007 for future issuance under employee benefit plans, including shares available for future grants of stock options but excluding shares subject to outstanding options. Of these amounts, shares of common stock available for future issuance other than upon exercise of options, warrants or rights are as follows:
•	507,155 shares reserved for the Executive Deferred Compensation Plan;

•	15,789 shares reserved for the Supplemental Plan under which voluntary participant contributions made by payroll deduction are used to purchase shares;

•	50,475 shares reserved for the Deferred Compensation Plan for Huntington directors under which directors may defer their director compensation and such amounts may be invested in shares of Huntington common stock; and

•	82,321 shares reserved for a similar plan (now inactive), the Deferred Compensation Plan for Directors, under which directors of selected subsidiaries of Huntington may defer their director compensation and such amounts may be invested in shares of Huntington common stock.
Other Information
     The other information required by this item is set forth under the caption “Ownership of Voting Stock” of our 2008 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
     Information required by this item is set forth under the caption “Transactions With Directors and Executive Officers” of our 2008 Proxy Statement.
Item 14: Principal Accounting Fees and Services
     Information required by this item is set forth under the caption “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” of our 2008 Proxy Statement.
PART IV
Item 15: Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this report:
The report of independent registered public accounting firm and consolidated financial statements appearing in our 2007 Annual Report on the pages indicated below are incorporated by reference in Item 8.

Annual
Report Page

Report of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets as of December 31, 2007 and 2006	74

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	75

Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2007, 2006 and 2005	76

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	77

Notes to Consolidated Financial Statements	78-116

(1)	We are not filing separately financial statement schedules because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

(2)	The exhibits required by this item are listed in the Exhibit Index of this Form 10-K. The management contracts and compensation plans or arrangements required to be filed as exhibits to this Form 10-K are listed as Exhibits 10.1 through 10.42 in the Exhibit Index.
     (b) The exhibits to this Form 10-K begin on page 23 of this report.
     (c) See Item 15(a)(2) above.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2008.
HUNTINGTON BANCSHARES INCORPORATED
(Registrant)

By:	/s/ Thomas E. Hoaglin	By:	/s/ Donald R. Kimble
	Thomas E. Hoaglin		Donald R. Kimble
	Chairman, President, Chief Executive Officer, and Director (Principal Executive Officer)		Executive Vice President Chief Financial Officer (Principal Financial Officer)

		By:	/s/ Thomas P. Reed
Thomas P. Reed Senior Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2008.

Raymond J. Biggs *	Jonathan A. Levy *

Raymond J. Biggs Director	Jonathan A. Levy Director

Don M. Casto III *	Wm. J. Lhota *

Don M. Casto III Director	Wm. J. Lhota Director

Michael J. Endres *	Gene E. Little *

Michael J. Endres Director	Gene E. Little Director

Marylouise Fennell *	Gerard P. Mastroianni *

Marylouise Fennell Director	Gerard P. Mastroianni Director

John B. Gerlach, Jr. *	David L. Porteous *

John B. Gerlach, Jr. Director	David L. Porteous Director

D. James Hilliker *	Kathleen H. Ransier *

D. James Hilliker Director	Kathleen H. Ransier Director

David P. Lauer *	* /s/ Donald R. Kimble

David P. Lauer Director	Donald R. Kimble Attorney-in-fact for each of the persons indicated

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

			SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
2.1	Agreement and Plan of Merger, dated December 20, 2006 by and among Huntington Bancshares Incorporated, Penguin Acquisition, LLC and Sky Financial Group, Inc.	Current Report on Form 8-K dated December 22, 2006.	000-02525	2.1
3.1	Articles of Restatement of Charter, Articles of Amendment to Articles of Restatement of Charter, and Articles Supplementary.	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3(i)
3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1
3.3	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 22, 2008.	Current Report on Form 8-K dated January 22, 2008.	000-02525	3.1
4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.
10.1	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.1
10.2	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.2
10.3	* Form of Executive Agreement for certain executive officers.	Current Report on Form 8-K dated November 21, 2005.	000-02525	99.3
10.4	* Huntington Bancshares Incorporated Management Incentive Plan, as amended and restated effective for plan years beginning on or after January 1, 2004.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.	000-02525	10(a)
10.5	First Amendment to the Huntington Bancshares Incorporated 2004 Management Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-02525	H
10.6	* Huntington Supplemental Retirement Income Plan, amended and restated, effective January 1, 2008.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.6
10.7	* Deferred Compensation Plan and Trust for Directors	Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed on January 28, 1991.	33-10546	4(a)
10.8	* Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Registration Statement on Form S-8 filed on July 19, 1991.	33-41774	4(a)
10.9	* First Amendment to Huntington Bancshares Incorporated Deferred Compensation Plan and Trust for Huntington Bancshares Incorporated Directors	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(q)
10.10	* Executive Deferred Compensation Plan, as amended and restated on February 18, 2004	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10(c)

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.11	* The Huntington Supplemental Stock Purchase and Tax Savings Plan and Trust, amended and restated, effective January 1, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	000-02525	10.5
10.12	* 1990 Stock Option Plan	Registration Statement on Form S-8 filed on October 18, 1990	33-37373	4(a)
10.13	* First Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1991	000-02525	10(q)(2)
10.14	* Second Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10(n)(3)
10.15	* Third Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10(b)
10.16	* Fourth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(a)
10.17	* Fifth Amendment to Huntington Bancshares Incorporated 1990 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(b)
10.18	* Amended and Restated 1994 Stock Option Plan	Annual Report on Form 10-K for the year ended December 31, 1996	000-02525	10(r)
10.19	* First Amendment to Huntington Bancshares Incorporated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000	000-02525	10(a)
10.20	* First Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(c)
10.21	* Second Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(d)
10.22	* Third Amendment to Huntington Bancshares Incorporated Amended and Restated 1994 Stock Option Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002	000-02525	10(e)
10.23	* Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2001	000-02525	10(r)
10.24	* First Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(h)
10.25	* Second Amendment to the Huntington Bancshares Incorporated 2001 Stock and Long-Term Incentive Plan	Quarterly Report 10-Q for the quarter ended March 31, 2002	000-02525	10(i)
10.26	* Huntington Bancshares Incorporated 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2004	000-02525	10(b)
10.27	* First Amendment to the 2004 Stock and Long-Term Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	000-02525	10(e)
10.28	* Huntington Bancshares Incorporated Employee Stock Incentive Plan (incorporating changes made by first amendment to Plan)	Registration Statement on Form S-8 filed on December 13, 2001.	333-75032	4(a)
10.29	* Second Amendment to Huntington Bancshares Incorporated Employee Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2002	000-02525	10(s)
10.30	* Performance criteria and potential awards for executive officers for fiscal year 2005 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2005 and ending on December 31, 2007 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 15, 2005	000-02525	99.1
10.31	* Compensation Schedule for Non-Employee Directors of Huntington Bancshares Incorporated, effective July 19, 2005	Current Report on Form 8-K dated July 19, 2005	000-02525	99.1
10.32	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Thomas E. Hoaglin	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.1
10.33	* Employment Agreement, dated December 20, 2006, between Huntington Bancshares Incorporated and Marty E. Adams	Registration Statement on Form S-4 filed February 26, 2007	333-140897	10.2
10.34	* Letter Agreement between Huntington Bancshares Incorporated and Raymond J. Biggs, acknowledged and agreed to by Mr. Biggs on May 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	000-02525	10(t)
10.35	Schedule identifying material details of Executive Agreements 2006	Annual Report on Form 10-K for the year ended December 31, 2006	000-02525	10.34

SEC File or
Exhibit			Registration	Exhibit
Number	Document Description	Report or Registration Statement	Number	Reference
10.36	* Performance criteria and potential awards for executive officers for fiscal year 2006 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2006 and ending on December 31, 2008 under the 2004 Stock and Long-Term Incentive Plan	Current Report on Form 8-K dated February 21, 2006	000-02525	99.1
10.37	* Restricted Stock Unit Grant Notice with three year vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.1
10.38	* Restricted Stock Unit Grant Notice with six month vesting	Current Report on Form 8-K dated July 24, 2006	000-02525	99.2
10.39	* Restricted Stock Unit Deferral Agreement	Current Report on Form 8-K dated July 24, 2006	000-02525	99.3
10.40	* Director Deferred Stock Award Notice	Current Report on Form 8-K dated July 24, 2006	000-02525	99.4
10.41	* Huntington Bancshares Incorporated 2007 Stock and Long-Term Incentive Plan	Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders	000-2525	G
10.42	* First Amendment to the 2007 Stock and Long-Term Incentive Plan	Quarterly report on Form 10-Q for the quarter ended September 30, 2007

10.43	* Retention Payment Agreement

12.1	Ratio of Earnings to Fixed Charges.

13.1	Portions of our 2007 Annual Report to Shareholders

14.1	Code of Business Conduct and Ethics dated January 14, 2003 and revised on February 14, 2006 and Financial Code of Ethics for Chief Executive Officer and Senior Financial Officers, adopted January 18, 2003 and revised on April 19, 2005, are available on our website at http://www.investquest.com/iq/h/hban/main/cg/cg.htm

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Rule 13a-14(a) Certification — Chief Executive Officer.

31.2	Rule 13a-14(a) Certification — Chief Financial Officer.

32.1	Section 1350 Certification — Chief Executive Officer.

32.2	Section 1350 Certification — Chief Financial Officer.

* Denotes management contract or compensatory plan or arrangement.