Form 10-Q
period 2008-03-31
HUNTINGTON BANCSHARES INC/MD
filed 2008-05-09
CIK 49196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED March 31, 2008
Commission File Number 0-2525
Huntington Bancshares Incorporated

Maryland (State or other jurisdiction of incorporation or organization)	31-0724920 (I.R.S. Employer Identification No.)
41 South High Street, Columbus, Ohio 43287
Registrant’s telephone number (614) 480-8300
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 [x] Yes [  ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [x] no
There were 366,209,451 shares of Registrant’s common stock ($0.01 par value) outstanding on April 30, 2008.

Huntington Bancshares Incorporated

Part 1. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
     Huntington Bancshares Incorporated (we or our) is a multi-state diversified financial holding company organized under Maryland law in 1966 and headquartered in Columbus, Ohio. Through our subsidiaries, including our bank subsidiary, The Huntington National Bank (the Bank), organized in 1866, we provide full-service commercial and consumer banking services, mortgage banking services, automobile financing, equipment leasing, investment management, trust services, brokerage services, reinsurance of private mortgage insurance, reinsurance of credit life and disability insurance, retail and commercial insurance-agency services, and other financial products and services. Our banking offices are located in Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. Selected financial service activities are also conducted in other states including: Dealer Sales offices in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas; Private Financial and Capital Markets Group offices in Florida; and Mortgage Banking offices in Maryland and New Jersey. Huntington Insurance (formerly Sky Insurance) offers retail and commercial insurance agency services in Ohio, Pennsylvania, and Indiana. International banking services are available through the headquarters office in Columbus and a limited purpose office located in both the Cayman Islands and Hong Kong.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides you with information we believe necessary for understanding our financial condition, changes in financial condition, results of operations, and cash flows and should be read in conjunction with the financial statements, notes, and other information contained in this report. This discussion and analysis provides updates to the MD&A appearing in our 2007 Annual Report on Form 10-K (2007 Form 10-K), and should be read in conjunction with this discussion and analysis.
     Our discussion is divided into key segments:
•	Introduction - Provides overview comments on important matters including risk factors, acquisitions, and other items. These are essential for understanding our performance and prospects.

•	Discussion of Results of Operations - Reviews financial performance from a consolidated company perspective. It also includes a “Significant Items Influencing Financial Performance Comparisons” section that summarizes key issues helpful for understanding performance trends, including our acquisition of Sky Financial Group, Inc. (Sky Financial) and our relationship with Franklin Credit Management Corporation (Franklin). Key consolidated balance sheet and income statement trends are also discussed in this section.

•	Risk Management and Capital - Discusses credit, market, liquidity, and operational risks, including how these are managed, as well as performance trends. It also includes a discussion of liquidity policies, how we obtain funding, and related performance. In addition, there is a discussion of guarantees and/or commitments made for items such as standby letters of credit and commitments to sell loans, and a discussion that reviews the adequacy of capital, including regulatory capital requirements.

•	Lines of Business Discussion - Provides an overview of financial performance for each of our major lines of business and provides additional discussion of trends underlying consolidated financial performance.
     A reading of each section is important to understand fully the nature of our financial performance and prospects.
Forward-Looking Statements
     This report, including MD&A, contains certain forward-looking statements, including certain plans, expectations, goals, and projections, and including statements about the benefits of our merger with Sky Financial, which are subject to numerous assumptions, risks, and uncertainties. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     Actual results could differ materially from those contained or implied by such statements for a variety of factors including: (1) deterioration in the loan portfolio could be worse than expected due to a number of factors such as the underlying value of the collateral could prove less valuable than otherwise assumed and assumed cash flows may be worse than expected; (2) merger revenue synergies may not be fully realized and/or within the expected timeframes; (3) changes in economic conditions; (4) movements in interest rates; (5) competitive pressures on product pricing and services; (6) success and timing of other business strategies; (7) the nature, extent, and timing of governmental actions and reforms; and (8) extended disruption of vital infrastructure. Additional factors that could cause results to differ materially from those described above can be found in Huntington’s 2007 Form 10-K, and documents subsequently filed by Huntington with the Securities and Exchange Commission (SEC).
     All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, readers of this document are cautioned against placing undue reliance on such statements.
Risk Factors
     We, like other financial companies, are subject to a number of risks, many of which are outside of our direct control, though efforts are made to manage those risks while optimizing returns. Among the risks assumed are: (1) credit risk, which is the risk that loan and lease customers or other counter parties will be unable to perform their contractual obligations, (2) market risk, which is the risk that changes in market rates and prices will adversely affect our financial condition or results of operation, (3) liquidity risk, which is the risk that we, or the Bank, will have insufficient cash or access to cash to meet operating needs, and (4) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Please refer to the “Risk Management and Capital” section for additional information regarding risk factors. Additionally, more information on risk is set forth under the heading “Risk Factors” included in Item 1A of our 2007 Annual Report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the SEC.
Critical Accounting Policies and Use of Significant Estimates
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires us to establish critical accounting policies and make accounting estimates, assumptions, and judgments that affect amounts recorded and reported in our financial statements. Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K as supplemented by this report lists significant accounting policies we use in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors necessary for an understanding and evaluation of our company, financial position, results of operations, and cash flows.
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
Recent Accounting Pronouncements and Developments
     Note 2 to the Unaudited Condensed Consolidated Financial Statements discusses new accounting policies adopted during 2008 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affect financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section of this MD&A and the Notes to the Unaudited Condensed Consolidated Financial Statements.

Acquisition of Sky Financial
     The merger with Sky Financial was completed on July 1, 2007. At the time of acquisition, Sky Financial had assets of $16.8 billion, including $13.3 billion of loans, and total deposits of $12.9 billion. The impact of this acquisition has been included in our consolidated results since July 1, 2007.
     Given the significant impact of the merger on reported results, we believe that an understanding of the impacts of the merger is necessary to understand better underlying performance trends. When comparing post-merger period results to premerger periods, we use the following terms when discussing financial performance:
•	“Merger-related” refers to amounts and percentage changes representing the impact attributable to the merger.

•	“Merger costs” represent non-interest expenses primarily associated with merger integration activities, including severance expense for key executive personnel.

•	“Non-merger-related” refers to performance not attributable to the merger, and includes “merger efficiencies”, which represent non-interest expense reductions realized as a result of the merger.
     After completion of the merger, we combined Sky Financial’s operations with ours, and as such, we could no longer separately monitor the subsequent individual results of Sky Financial. As a result, the following methodologies were implemented to estimate the approximate effect of the Sky Financial merger used to determine “merger-related” impacts.
Balance Sheet Items
For average loans and leases, as well as average deposits, Sky Financial’s balances as of June 30, 2007, adjusted for purchase accounting adjustments, and transfers of loans to loans held-for-sale, were used in the comparison. To estimate the impact on 2008 first quarter average balances, it was assumed that the June 30, 2007 balances, as adjusted, remained constant over time.
Income Statement Items
Sky Financial’s actual results for the first six months of 2007, adjusted for the impact of unusual items and purchase accounting adjustments, were determined. This six-month adjusted amount was divided by two to estimate a quarterly impact. This methodology does not adjust for any market related changes, or seasonal factors in Sky Financial’s 2007 six-month results. Nor does it consider any revenue or expense synergies realized since the merger date. The one exception to this methodology of holding the estimated annual impact constant relates to the amortization of intangibles expense where the amount is known and is therefore used.
     Certain tables and comments contained within our discussion and analysis provide detail of changes to reported results to quantify the estimated impact of the Sky Financial merger using this methodology.
     As a result of this acquisition, we have a significant loan relationship with Franklin. This relationship is discussed in greater detail in the “Significant Items” and “Commercial Credit” sections of this report.

DISCUSSION OF RESULTS OF OPERATIONS
     This section provides a review of financial performance from a consolidated perspective. It also includes a “Significant Items Influencing Financial Performance Comparisons” section that summarizes key issues important for a complete understanding of performance trends. Key consolidated balance sheet and income statement trends are discussed in this section. All earnings per share data are reported on a diluted basis. For additional insight on financial performance, please read this section in conjunction with the “Lines of Business” discussion.
Summary
     We reported 2008 first quarter net income of $127.1 million or earnings per common share of $0.35. These results compared favorably with a net loss of $239.3 million, or $0.65 per common share in the 2007 fourth quarter. Comparisons with the prior quarter were significantly impacted by: (a) the prior quarter’s $423.6 million negative impact relating to the credit deterioration of the Franklin relationship, and (b) the $37.5 million aggregate positive impact in the current quarter relating to the Visa® initial public offering (IPO), as well as the associated $11.1 million deferred tax valuation allowance benefit (see “Significant Items”).
     Our 2008 first quarter performance was negatively impacted by the significant and rapid succession of interest rate reductions by the Federal Reserve. These interest rate reductions compressed our fully taxable equivalent net interest margin, and contributed to a $6.0 million decline in fully taxable equivalent net interest income despite good loan growth. The rate reductions were more quickly reflected in the downward repricing of loans and leases than in our funding costs, particularly deposits, reflecting the competitive deposit pricing environment.
     Following the 2007 fourth quarter, the loan restructuring associated with our relationship with Franklin performed consistent with our expectations during the 2008 first quarter. Cash flows exceeded the required debt payments, the loans continue to perform with interest accruing, and there were no net charge-offs or related provision for credit losses during the quarter. Additionally, the total exposure to Franklin decreased $31 million, or 3%.
     Credit quality was mixed in the quarter. Net charge-offs decreased and were below our full-year expectations, particularly in our commercial and industrial (C&I) and commercial real estate (CRE) portfolios, although we anticipate that net charge-offs in future quarters will be higher than in the current quarter. The allowance for loan and lease losses (ALLL) increased 9 basis points, reflecting the impact of the continued economic weakness across our Midwest markets, most notably in portfolios related to the single family home builder sector. Given the uncertainties of the current economic environment, we believe the increase in the ALLL is appropriate.
     Other factors negatively impacting our 2008 first quarter performance included: (a) asset impairment charges totaling $11.0 million, including a $5.9 million venture capital loss on an investment in Skybus Airlines, a Columbus, Ohio-based airline, and (b) the volatility of the financial markets resulting in $20.0 million of net market-related losses, particularly related to mortgage servicing rights (MSRs) hedging (see “Significant Items”).
     Non-interest income in the 2008 first quarter increased $65.2 million, or 38%, from the 2007 fourth quarter primarily reflecting the positive $59.8 million impact of significant items (see “Significant Items”). Considering the impact of these items, fee income performance was mixed for the current quarter. Brokerage and insurance income increased a strong 21%, reflecting seasonal insurance income and higher annuity sales. Mortgage banking activities increased 14%, reflecting a 26% increase in mortgage originations due to significant refinance activity. These increases were offset by an 11% decline in service charges on deposit accounts, primarily reflecting a seasonal decline.
     Non-interest expense in the 2008 first quarter decreased $69.1 million, or 16%, from the 2007 fourth quarter primarily reflecting the net positive impact of $78.5 million of significant items (see “Significant Items”). Considering the impact of these items, non-interest expense increased, reflecting seasonal increases in higher employment taxes, snow removal, and utilities expense. Offsetting these increased seasonal expenses was the full realization of merger expense efficiencies from the Sky Financial merger. We remain focused on expenses, and are still identifying additional expense reduction opportunities.
     Given the expectation for continued economic environment uncertainty, we believe the conservation of capital to be important. To this end, we raised $569 million of capital in the form of 8.50% Series A Non-Cumulative Perpetual

Convertible Preferred Stock in the 2008 second quarter. We also reduced our quarterly common stock dividend to $0.1325 per common share, payable July 1, 2008, to shareholders of record on June 13, 2008. This represented a 50% reduction from the previous quarterly cash dividend of $0.265 per common share.

Table 1 — Selected Quarterly Income Statement Data(1),(2)

	2008	2007
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Interest income	$753,411	$814,398	$851,155	$542,461	$534,949
Interest expense	376,587	431,465	441,522	289,070	279,394

Net interest income	376,824	382,933	409,633	253,391	255,555
Provision for credit losses	88,650	512,082	42,007	60,133	29,406

Net interest income (loss) after provision for credit losses	288,174	(129,149)	367,626	193,258	226,149

Service charges on deposit accounts	72,668	81,276	78,107	50,017	44,793
Trust services	34,128	35,198	33,562	26,764	25,894
Brokerage and insurance income	36,560	30,288	28,806	17,199	16,082
Other service charges and fees	20,741	21,891	21,045	14,923	13,208
Bank owned life insurance income	13,750	13,253	14,847	10,904	10,851
Mortgage banking (loss) income	(7,063)	3,702	9,629	7,122	9,351
Securities gains (losses)	1,429	(11,551)	(13,152)	(5,139)	104
Other income (loss) (3)	63,539	(3,500)	31,830	34,403	24,894

Total non-interest income	235,752	170,557	204,674	156,193	145,177

Personnel costs	201,943	214,850	202,148	135,191	134,639
Outside data processing and other services	34,361	39,130	40,600	25,701	21,814
Net occupancy	33,243	26,714	33,334	19,417	19,908
Equipment	23,794	22,816	23,290	17,157	18,219
Amortization of intangibles	18,917	20,163	19,949	2,519	2,520
Marketing	8,919	16,175	13,186	8,986	7,696
Professional services	9,090	14,464	11,273	8,101	6,482
Telecommunications	6,245	8,513	7,286	4,577	4,126
Printing and supplies	5,622	6,594	4,743	3,672	3,242
Other expense (3)	28,347	70,133	29,754	19,334	23,426

Total non-interest expense	370,481	439,552	385,563	244,655	242,072

Income (loss) before income taxes	153,445	(398,144)	186,737	104,796	129,254
Provision (benefit) for income taxes	26,377	(158,864)	48,535	24,275	33,528

Net income (loss)	$127,068	$(239,280)	$138,202	$80,521	$95,726

Average common shares — diluted	367,208	366,119	368,280	239,008	238,754

Per common share
Net income (loss) — diluted	$0.35	$(0.65)	$0.38	$0.34	$0.40
Cash dividends declared	0.265	0.265	0.265	0.265	0.265

Return on average total assets	0.93%	(1.74)%	1.02%	0.92%	1.11%
Return on average total shareholders’ equity	8.7	(15.3)	8.8	10.6	12.9
Return on average tangible shareholders’ equity (4)	22.0	(30.7)	19.7	13.5	16.4
Net interest margin (5)	3.23	3.26	3.52	3.26	3.36
Efficiency ratio (6)	57.0	73.5	57.7	57.8	59.2
Effective tax rate (benefit)	17.2	(39.9)	26.0	23.2	25.9

Revenue — fully taxable equivalent (FTE)
Net interest income	$376,824	$382,933	$409,633	$253,391	$255,555
FTE adjustment	5,502	5,363	5,712	4,127	4,047

Net interest income (5)	382,326	388,296	415,345	257,518	259,602
Non-interest income	235,752	170,557	204,674	156,193	145,177

Total revenue (5)	$618,078	$558,853	$620,019	$413,711	$404,779

(1)	Comparisons for presented periods are impacted by a number of factors. Refer to the “Significant Items Influencing Financial Performance Comparisons” for additional discussion regarding these key factors.

(2)	On July 1, 2007, Huntington acquired Sky Financial Group, Inc. Accordingly, the balances presented include the impact of the acquisition from that date.

(3)	Automobile operating lease income and expense is included in “Other Income” and “Other Expense”, respectively.

(4)	Net income less expense for amortization of intangibles for the period divided by average tangible shareholders’ equity. Average tangible shareholders’ equity equals average total stockholders’ equity less average intangible assets and goodwill. Expense for amortization of intangibles, as well as other intangible assets, are net of deferred tax liability, and calculated assuming a 35% tax rate.

(5)	On a fully taxable equivalent (FTE) basis assuming a 35% tax rate.

(6)	Non-interest expense less amortization of intangibles divided by the sum of FTE net interest income and non-interest income excluding securities gains (losses).

Significant Items
Definition of Significant Items
     Certain components of the income statement are naturally subject to more volatility than others. As a result, readers of this report may view such items differently in their assessment of “underlying” or “core” earnings performance compared with their expectations and/or any implications resulting from them on their assessment of future performance trends.
     Therefore, we believe the disclosure of certain “Significant Items” affecting current and prior period results aids readers of this report in better understanding corporate performance so that they can ascertain for themselves what, if any, items they may wish to include or exclude from their analysis of performance, within the context of determining how that performance differed from their expectations, as well as how, if at all, to adjust their estimates of future performance accordingly.
     To this end, we have adopted a practice of listing as “Significant Items” in our external disclosure documents, including earnings press releases, investor presentations, reports on Forms 10-Q and 10-K, individual and/or particularly volatile items that impact the current period results by $0.01 per share or more. Such “Significant Items” generally fall within the categories discussed below:
Timing Differences
     Parts of our regular business activities are naturally volatile, including capital markets income and sales of loans. While such items may generally be expected to occur within a full-year reporting period, they may vary significantly from period to period. Such items are also typically a component of an income statement line item and not, therefore, readily discernable. By specifically disclosing such items, analysts/investors can better assess how, if at all, to adjust their estimates of future performance.
Other Items
     From time to time, an event or transaction might significantly impact revenues or expenses in a particular reporting period that is judged to be one-time, short-term in nature, and/or materially outside typically expected performance. Examples would be (1) merger costs as they typically impact expenses for only a few quarters during the period of transition; e.g., restructuring charges, asset valuation adjustments, etc.; (2) changes in an accounting principle; (3) one-time tax assessments/refunds; (4) a large gain/loss on the sale of an asset; (5) outsized commercial loan net charge-offs related to fraud; etc. In addition, for the periods covered by this report, the impact of the Franklin restructuring is deemed to be a significant item due to its unusually large size and because it was acquired in the Sky Financial merger and thus it is not representative of our typical underwriting criteria. By disclosing such items, readers of this report can better assess how, if at all, to adjust their estimates of future performance.
Provision for Credit Losses
     While the provision for credit losses may vary significantly among periods, and often exceeds $0.01 per share, we typically exclude it from the list of “Significant Items” unless, in our view, there is a significant, specific credit (or multiple significant, specific credits) affecting comparability among periods. In determining whether any portion of the provision for credit losses should be included as a significant item, we consider, among other things, that the provision is a major income statement caption rather than a component of another caption and, therefore, the period-to-period variance can be readily determined. We also consider the additional historical volatility of the provision for credit losses.
Other Exclusions
     “Significant Items” for any particular period are not intended to be a complete list of items that may significantly impact future periods. A number of factors, including those described in Huntington’s 2007 Annual Report on Form 10-K and other factors described from time to time in Huntington’s other filings with the SEC, could also significantly impact future periods.

Significant Items Influencing Financial Performance Comparisons
     Earnings comparisons from the beginning of 2007 through the 2008 first quarter were impacted by a number of significant items summarized below.
1.	Sky Financial Acquisition. The merger with Sky Financial was completed on July 1, 2007. The impacts of the quarterly reported results compared with premerger reporting periods are as follows:
•	Increased the absolute level of reported average balance sheet, revenue, expense, and credit quality results (e.g., net charge-offs).

•	Increased reported non-interest expense items as a result of costs incurred as part of merger integration activities, most notably employee retention bonuses, outside programming services related to systems conversions, and marketing expenses related to customer retention initiatives. These net merger costs were $7.1 million in the 2008 first quarter, $44.4 million in the 2007 fourth quarter, $32.3 million in the 2007 third quarter, $7.6 million in the 2007 second quarter, and $0.8 million in the 2007 first quarter.
2.	Franklin Relationship Restructuring. Performance for the 2007 fourth quarter included a $423.6 million ($0.75 per common share based upon the quarterly average outstanding diluted common shares) negative impact related to our Franklin relationship acquired in the Sky Financial acquisition. On December 28, 2007, the loans associated with Franklin were restructured, resulting in a $405.8 million provision for credit losses and a $17.9 million reduction of net interest income. The net interest income reduction reflected the placement of the Franklin loans on nonaccrual status from November 16, 2007, until December 28, 2007.

3.	Visa® Initial Public Offering (IPO). Performance for the 2008 first quarter included the positive impact of $37.5 million ($0.07 per common share) related to the Visa® IPO occurring in March of 2008. This impact was comprised of two components: (1) $25.1 million gain, recorded in other non-interest income, resulting from the proceeds of the IPO, and (2) $12.4 million partial reversal of the 2007 fourth quarter accrual of $24.9 million ($0.04 per common share) for indemnification charges against Visa®, recorded in other non-interest expense.

4.	Mortgage Servicing Rights (MSRs) and Related Hedging. Included in total net market-related losses are net losses or gains from our MSRs and the related hedging. Additional information regarding MSRs is located under the “Market Risk” heading of the “Risk Management and Capital” section. Net income included the following net impact of MSR hedging activity (see Table 9):
(in thousands, except per common share)

	Net	Non-			Per
	interest	interest	Pretax	Net	common
Period	income	income	income	income	share
1Q‘07	$—	$(2,018)	$(2,018)	$(1,312)	$(0.01)
2Q‘07	248	(4,998)	(4,750)	(3,088)	(0.01)
3Q‘07	2,357	(6,002)	(3,645)	(2,369)	(0.01)
4Q‘07	3,192	(11,766)	(8,574)	(5,573)	(0.02)

2007	$5,797	$(24,784)	$(18,987)	$(12,342)	$(0.04)

1Q‘08	$5,934	$(24,706)	$(18,772)	$(12,202)	$(0.03)
5.	Other Net Market-Related Gains or Losses. Other net market-related gains or losses include gains and losses related to the following market-driven activities: gains and losses from public equity investing included in other non-interest income, net securities gains and losses, net gains and losses from the sale of loans held-for-sale, and the impact from the extinguishment of debt. Total net market-related losses also include the net impact of MSRs and related hedging (see item 4 above). Net income included the following impact from other net market-related losses:

(in thousands, except per common share)

	Securities		Loss on	Debt			Per
	gains/	Public equity	loans	extinguish-	Pretax	Net	common
Period	(losses)	investments	held-for-sale	ment	income	income	share
1Q‘07	$104	$(8,530)	$—	$—	$(8,426)	$(5,477)	$(0.02)
2Q‘07	(5,139)	2,301	—	4,090	1,252	814	—
3Q‘07	(13,900)	(4,387)	—	3,968	(14,319)	(9,307)	(0.03)
4Q‘07	(11,551)	(9,393)	(34,003)	—	(54,947)	(35,716)	(0.09)

2007	$(30,486)	$(20,009)	$(34,003)	$8,058	$(76,440)	$(49,686)	$(0.16)

1Q‘08	$1,429	$(2,680)	$—	$—	$(1,251)	$(813)	$—
6.	Other Significant Items Influencing Earnings Performance Comparisons. In addition to the items discussed separately in this section, a number of other items impacted financial results. These included:
2008 – First Quarter
•	$11.1 million ($0.03 per common share) benefit to provision for income taxes, representing a reduction to the previously established capital loss carry-forward valuation allowance as a result of the 2008 first quarter Visa® IPO.

•	$11.0 million ($0.02 per common share) of asset impairment, including (a)$5.9 million venture capital loss on an investment in Skybus Airlines, a Columbus, Ohio-based airline, (b) $2.6 million charge off of a receivable, and (c) $2.5 million write-down of leasehold improvements in our Cleveland main office.
2007 – Fourth Quarter
•	$8.9 million ($5.8 million after-tax, or $0.02 per common share) negative impact primarily due to increases to litigation reserves on existing cases.
2007 – First Quarter
•	$1.9 million ($1.2 million after-tax, or $0.01 per common share) negative impact primarily due to increases to litigation reserves on existing cases.
Table 2 reflects the earnings impact of the above-mentioned significant items for periods affected by this Results of Operations discussion:

Table 2 — Significant Items Influencing Earnings Performance Comparison (1)

	Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
(in millions)	After-tax	EPS	After-tax	EPS	After-tax	EPS

Net income — reported earnings	$127.1		$(239.3)		$95.7
Earnings per share, after tax		$0.35		$(0.65)		$0.40
Change from prior quarter — $		1.00		(1.03)		0.03
Change from prior quarter — %		N.M. %		N.M. %		8.1%

Change from a year-ago — $		$(0.05)		$(1.02)		$(0.05)
Change from a year-ago — %		(12.5)%		N.M. %		(11.1)%

Significant items - favorable (unfavorable) impact:	Earnings (2)	EPS	Earnings (2)	EPS	Earnings (2)	EPS

Aggregate impact of Visa® IPO	$37.5	$0.07	$(24.9)	$(0.04)	$—	$—
Deferred tax valuation allowance benefit (3)	11.1	0.03	—	—	—	—
Net market-related losses	(20.0)	(0.04)	(63.5)	(0.11)	(10.4)	(0.03)
Asset impairment	(11.0)	(0.02)	—	—	—	—
Merger costs	(7.1)	(0.01)	(44.4)	(0.08)	(0.8)	—
Franklin relationship restructuring	—	—	(423.6)	(0.75)	—	—
Increases to litigation reserves on existing cases	—	—	(8.9)	(0.02)	(1.9)	(0.01)
N.M., not a meaningful value.

(1)	Refer to the “Significant Items Influencing Financial Performance Comparisons” for additional discussion regarding these items.

(2)	Pre-tax unless otherwise noted.

(3)	After-tax.

Net Interest Income / Average Balance Sheet
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
2008 First Quarter versus 2007 First Quarter
     Fully taxable equivalent net interest income increased $122.7 million, or 47%, from the year-ago quarter. This reflected the favorable impact of a $16.4 billion, or 52%, increase in average earning assets, with $14.2 billion representing an increase in average loans and leases, partially offset by the negative impact of a 13 basis point decline in the fully taxable equivalent net interest margin to 3.23%. The increases in average earning assets, as well as loans and leases, were primarily Sky Financial merger-related.
     The following table details the estimated merger-related impacts on our reported loans and deposits:
Table 3 — Average Loans/Leases and Deposits — Estimated Merger Related Impacts — 1Q’08 vs. 1Q’07

	First Quarter		Change		Merger	Non-merger Related
(in millions)	2008	2007	Amount	Percent	Related	Amount	% (1)

Loans
Total commercial	$22,630	$12,459	$10,171	81.6%	$8,746	$1,425	6.7%
Automobile loans and leases	4,399	3,913	486	12.4	432	54	1.2
Home equity	7,274	4,913	2,361	48.1	2,385	(24)	(0.3)
Residential mortgage	5,351	4,496	855	19.0	1,112	(257)	(4.6)
Other consumer	713	422	291	69.0	143	148	26.2

Total consumer	17,737	13,744	3,993	29.1	4,072	(79)	(0.4)

Total loans	$40,367	$26,203	$14,164	54.1%	$12,818	$1,346	3.4%

Deposits
Demand deposits — non-interest bearing	$5,034	$3,530	$1,504	42.6%	$1,829	$(325)	(6.1)%
Demand deposits — interest bearing	3,934	2,349	1,585	67.5	1,460	125	3.3
Money market deposits	6,753	5,489	1,264	23.0	996	268	4.1
Savings and other domestic time deposits	5,004	2,898	2,106	72.7	2,594	(488)	(8.9)
Core certificates of deposit	10,796	5,455	5,341	97.9	4,630	711	7.1

Total core deposits	31,521	19,721	11,800	59.8	11,509	291	0.9
Other deposits	6,410	4,730	1,680	35.5	1,342	338	5.6

Total deposits	$37,931	$24,451	$13,480	55.1%	$12,851	$629	1.7%

(1)	Calculated as non-merger related / (prior period + merger-related)
     The $1.3 billion, or 3%, non-merger-related increase in average total loans and leases primarily reflected:
•	$1.4 billion, or 7%, increase in average total commercial loans, with growth reflected in both C&I loans and CRE loans.
Partially offset by:
•	$0.1 billion decrease in average total consumer loans. This reflected a decline in average residential mortgages due to loan sales in the first half of 2007, partially offset by modest growth in total average automobile loans and leases. Average home equity loans were little changed, reflecting the continued weakness in the housing sector and a softer economy.
     Also contributing to the growth in average earning assets was a $1.1 billion increase in average trading account securities. The increase in these assets reflected a change in our strategy to use trading account securities to hedge the change in fair value of our MSRs.
     Regarding average total deposits, most of the increase was merger-related. The $0.6 billion non-merger-related increase reflected:
•	$0.3 billion, or 1%, increase in average total core deposits. This reflected continued strong growth in core certificates of deposit, as well as growth in money market deposits and interest bearing demand deposits. Partially offsetting these increases was a decline in non-interest bearing demand deposits, and a decline in average savings and other domestic deposits, as customers continued to transfer funds from lower rate to higher rate accounts like certificates of deposits as rates fell.

•	$0.3 billion, or 6%, growth in other deposits, primarily other domestic deposits over $100,000.
     The 3.23% fully taxable net interest margin in the current period declined from the 2007 fourth quarter. The lower margin primarily reflected the impact of the rapid reduction in interest rates, which were more quickly reflected in the downward repricing of loans and leases than in our funding costs. Funding costs, particularly as related to deposits, continued to reflect the competitive deposit pricing environment, as well as the low absolute rates in selected deposit accounts, which make it difficult to pass on interest rate reductions that occurred in the overall interest rate environment.
2008 First Quarter versus 2007 Fourth Quarter
     Compared with the 2007 fourth quarter, fully taxable equivalent net interest income decreased $6.0 million, or 2%. This reflected the negative impact of a lower fully taxable equivalent net interest margin, only partially offset by an increase in average earning assets, primarily loans. The fully taxable net interest margin was 3.23% in the quarter, down 3 basis points. The 3 basis point decline reflected:
•	10 basis point negative impact representing lower ongoing earnings from the Franklin loans due principally to lower balances as a result of the 2007 fourth quarter debt forgiveness and the charge off of our portion of a fixed-rate term loan.

•	9 basis point negative impact of interest rate changes, reflecting an asset-sensitive balance sheet in a period of rapidly declining interest rates.

•	1 basis point decline due to earning asset and funding mix changes.
Partially offset by:
•	15 basis point increase as the Franklin loans accrued interest for the entire 2008 first quarter compared with a partial quarter in the 2007 fourth quarter.

•	2 basis point increase related to the fewer number of days in the quarter.
Tables 4 and 5 reflect quarterly average balance sheets and rates earned and paid on interest-earning assets and interest-bearing liabilities.

Table 4 — Consolidated Quarterly Average Balance Sheets

	Average Balances					Change
Fully taxable equivalent basis	2008	2007				1Q08 vs 1Q07
(in millions)	First	Fourth	Third	Second	First	Amount	Percent

Assets
Interest bearing deposits in banks	$293	$324	$292	$259	$93	$200	N.M. %
Trading account securities	1,186	1,122	1,149	230	48	1,138	N.M.
Federal funds sold and securities purchased under resale agreements	769	730	557	574	503	266	52.9
Loans held for sale	565	493	419	291	242	323	N.M.
Investment securities:
Taxable	3,774	3,807	3,951	3,253	3,595	179	5.0
Tax-exempt	703	689	675	629	591	112	19.0

Total investment securities	4,477	4,496	4,626	3,882	4,186	291	7.0
Loans and leases: (1)

Commercial:
Commercial and industrial	13,343	13,270	13,036	8,167	7,987	5,356	67.1
Commercial real estate:
Construction	2,014	1,892	1,815	1,258	1,157	857	74.1
Commercial	7,273	7,161	7,165	3,393	3,315	3,958	N.M.

Commercial real estate	9,287	9,053	8,980	4,651	4,472	4,815	N.M.

Total commercial	22,630	22,323	22,016	12,818	12,459	10,171	81.6

Consumer:
Automobile loans	3,309	3,052	2,931	2,322	2,215	1,094	49.4
Automobile leases	1,090	1,272	1,423	1,551	1,698	(608)	(35.8)

Automobile loans and leases	4,399	4,324	4,354	3,873	3,913	486	12.4
Home equity	7,274	7,297	7,468	4,973	4,913	2,361	48.1
Residential mortgage	5,351	5,437	5,456	4,351	4,496	855	19.0
Other loans	713	728	534	424	422	291	69.0

Total consumer	17,737	17,786	17,812	13,621	13,744	3,993	29.1

Total loans and leases	40,367	40,109	39,828	26,439	26,203	14,164	54.1
Allowance for loan and lease losses	(630)	(474)	(475)	(297)	(278)	(352)	N.M.

Net loans and leases	39,737	39,635	39,353	26,142	25,925	13,812	53.3

Total earning assets	47,657	47,274	46,871	31,675	31,275	16,382	52.4

Cash and due from banks	1,036	1,098	1,111	748	826	210	25.4
Intangible assets	3,472	3,440	3,337	626	627	2,845	N.M.
All other assets	3,350	3,142	3,124	2,398	2,480	870	35.1

Total Assets	$54,885	$54,480	$53,968	$35,150	$34,930	$19,955	57.1%

Liabilities and Shareholders’ Equity
Deposits (2):
Demand deposits — non-interest bearing	$5,034	$5,218	$5,384	$3,591	$3,530	$1,504	42.6%
Demand deposits — interest bearing	3,934	3,929	3,808	2,404	2,349	1,585	67.5
Money market deposits	6,753	6,845	6,869	5,466	5,489	1,264	23.0
Savings and other domestic deposits	5,004	5,012	5,127	2,931	2,898	2,106	72.7
Core certificates of deposit	10,796	10,674	10,425	5,591	5,455	5,341	97.9

Total core deposits	31,521	31,678	31,613	19,983	19,721	11,800	59.8
Other domestic deposits of $100,000 or more	1,983	1,731	1,610	1,056	1,148	835	72.7
Brokered deposits and negotiable CDs	3,542	3,518	3,728	2,682	3,020	522	17.3
Deposits in foreign offices	885	748	701	552	562	323	57.5

Total deposits	37,931	37,675	37,652	24,273	24,451	13,480	55.1
Short-term borrowings	2,772	2,489	2,542	2,075	1,863	909	48.8
Federal Home Loan Bank advances	3,389	3,070	2,553	1,329	1,128	2,261	N.M.
Subordinated notes and other long-term debt	3,814	3,875	3,912	3,470	3,487	327	9.4

Total interest bearing liabilities	42,872	41,891	41,275	27,556	27,399	15,473	56.5

All other liabilities	1,104	1,160	1,103	960	987	117	11.9
Shareholders’ equity	5,875	6,211	6,206	3,043	3,014	2,861	94.9

Total Liabilities and Shareholders’ Equity	$54,885	$54,480	$53,968	$35,150	$34,930	$19,955	57.1%

N.M., not a meaningful value.

(1)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

(2)	Beginning in the 2008 first quarter, IRA deposits greater than $100,000 are reflected in “Savings and other domestic time deposits”. Previously, these deposits were reflected in “Other domestic time deposits of $100,000 or more”. Prior period amounts have been reclassified to conform to the current period presentation.

Table 5 — Consolidated Quarterly Net Interest Margin Analysis

	Average Rates (2)
	2008	2007
Fully taxable equivalent basis (1)	First	Fourth	Third	Second	First

Assets
Interest bearing deposits in banks	3.97%	4.30%	4.69%	6.47%	5.13%
Trading account securities	5.27	5.72	6.01	5.74	5.27
Federal funds sold and securities purchased under resale agreements	3.07	4.59	5.26	5.28	5.24
Loans held for sale	5.41	5.86	5.13	5.79	6.27
Investment securities:
Taxable	5.71	5.98	6.09	6.11	6.13
Tax-exempt	6.75	6.74	6.78	6.69	6.66

Total investment securities	5.88	6.10	6.19	6.20	6.21
Loans and leases:(3)
Commercial:
Commercial and industrial	6.32	6.92	7.70	7.36	7.40
Commercial real estate:
Construction	5.86	7.24	7.70	7.63	8.44
Commercial	6.27	7.09	7.63	7.35	7.62

Commercial real estate	6.18	7.12	7.65	7.42	7.83

Total commercial	6.27	7.00	7.68	7.38	7.56

Consumer:
Automobile loans	7.25	7.31	7.25	7.10	6.92
Automobile leases	5.53	5.52	5.56	5.34	5.25

Automobile loans and leases	6.82	6.78	6.70	6.39	6.25
Home equity	7.21	7.81	7.94	7.63	7.67
Residential mortgage	5.86	5.88	6.06	5.61	5.54
Other loans	10.43	10.91	11.48	9.57	9.52

Total consumer	6.84	7.10	7.17	6.69	6.58

Total loans and leases	6.51	7.05	7.45	7.03	7.05

Total earning assets	6.40%	6.88%	7.25%	6.92%	6.98%

Liabilities and Shareholders’ Equity
Deposits:
Demand deposits — non-interest bearing	—%	—%	—%	—%	—%
Demand deposits — interest bearing	0.82	1.14	1.53	1.22	1.21
Money market deposits	2.83	3.67	3.78	3.85	3.78
Savings and other domestic deposits	2.27	2.54	2.54	2.23	2.09
Core certificates of deposit	4.68	4.83	4.99	4.79	4.72

Total core deposits	3.18	3.55	3.69	3.50	3.42
Other domestic deposits of $100,000 or more	4.39	4.99	4.79	5.31	5.34
Brokered deposits and negotiable CDs	4.43	5.24	5.42	5.53	5.50
Deposits in foreign offices	2.16	3.27	3.29	3.16	2.99

Total deposits	3.36	3.80	3.94	3.84	3.81
Short-term borrowings	2.78	3.74	4.10	4.50	4.32
Federal Home Loan Bank advances	3.94	5.03	5.31	4.76	4.44
Subordinated notes and other long-term debt	5.12	5.93	6.15	5.96	5.77

Total interest bearing liabilities	3.53%	4.09%	4.24%	4.20%	4.14%

Net interest rate spread	2.87%	2.79%	3.01%	2.72%	2.84%
Impact of non-interest bearing funds on margin	0.36	0.47	0.51	0.54	0.52

Net interest margin	3.23%	3.26%	3.52%	3.26%	3.36%

(1)	Fully taxable equivalent (FTE) yields are calulated assuming a 35% tax rate. See Table 1 for the FTE adjustment.

(2)	Loan, lease, and deposit average rates include impact of applicable derivatives and non-deferrable fees.

(3)	For purposes of this analysis, non-accrual loans are reflected in the average balances of loans.

Provision for Credit Losses
(This section should be read in conjunction with Significant Items 1 and 2, and the Credit Risk section.)
     The provision for credit losses is the expense necessary to maintain the ALLL and the allowance for unfunded letters of credit (AULC) at levels adequate to absorb our estimate of probable inherent credit losses in the loan and lease portfolio and the portfolio of unfunded loan commitments.
     The provision for credit losses in the 2008 first quarter was $88.7 million, up $59.2 million from the year-ago quarter, but down $423.4 million from the 2007 fourth quarter. Compared with the 2007 fourth quarter, the $423.4 million decrease reflected $405.8 million related to Franklin. The reported 2008 first quarter provision for credit losses exceeded net charge-offs by $40.2 million (see “Credit Quality” discussion).
Non-Interest Income
(This section should be read in conjunction with Significant Items 1, 3, 4, 5, and 6.)
     Table 6 reflects non-interest income for each of the past five quarters:
Table 6 — Non-Interest Income

	2008	2007				1Q08 vs 1Q07
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Service charges on deposit accounts	$72,668	$81,276	$78,107	$50,017	$44,793	$27,875	62.2%
Trust services	34,128	35,198	33,562	26,764	25,894	8,234	31.8
Brokerage and insurance income	36,560	30,288	28,806	17,199	16,082	20,478	N.M.
Other service charges and fees	20,741	21,891	21,045	14,923	13,208	7,533	57.0
Bank owned life insurance income	13,750	13,253	14,847	10,904	10,851	2,899	26.7
Mortgage banking (loss) income	(7,063)	3,702	9,629	7,122	9,351	(16,414)	N.M.
Securities gains (losses)	1,429	(11,551)	(13,152)	(5,139)	104	1,325	N.M.
Other income	63,539	(3,500)	31,830	34,403	24,894	38,645	N.M.

Total non-interest income	$235,752	$170,557	$204,674	$156,193	$145,177	$90,575	62.4%

N.M., not a meaningful value.
2008 First Quarter versus 2007 First Quarter
     Non-interest income increased $90.6 million from the year-ago quarter. The $68.7 million of merger-related non-interest income drove most of the increase. Table 7 details the $90.6 million increase in reported total non-interest income.
Table 7 — Non-Interest Income — Estimated Merger-Related Impacts — 1Q’08 vs. 1Q’07

	First Quarter		Change		Merger	Non-merger Related
(in thousands)	2008	2007	Amount	%	Related	Amount	% (1)

Service charges on deposit accounts	$72,668	$44,793	$27,875	62.2%	$24,110	$3,765	5.5%
Trust services	34,128	25,894	8,234	31.8	7,009	1,225	3.7
Brokerage and insurance income	36,560	16,082	20,478	N.M.	17,061	3,417	10.3
Other service charges and fees	20,741	13,208	7,533	57.0	5,800	1,733	9.1
Bank owned life insurance income	13,750	10,851	2,899	26.7	1,807	1,092	8.6
Mortgage banking (loss) income	(7,063)	9,351	(16,414)	N.M.	6,256	(22,670)	N.M.
Securities gains	1,429	104	1,325	N.M.	283	1,042	N.M.
Other income	63,539	24,894	38,645	N.M.	6,390	32,255	N.M.

Total non-interest income	$235,752	$145,177	$90,575	62.4%	$68,716	$21,859	10.2%

N.M., not a meaningful value.

(1)	Calculated as non-merger related / (prior period + merger-related)

     The $21.9 million, or 10%, non-merger-related increase reflected:
•	$32.3 million increase in other income, primarily reflecting: (a) the current quarter’s $25.1 million gain related to the Visa® IPO, (b) $8.6 million increase in derivative revenue, (c) lower equity investment losses ($2.7 million in the current quarter vs. $8.5 million in the year-ago quarter), and (d) higher automobile operating lease income ($5.8 million in the current quarter vs. $2.9 million in the year-ago quarter), partially offset by a $5.9 million venture capital loss in the current quarter on an investment in Skybus Airlines.

•	$3.8 million, or 5%, increase in service charges on deposit accounts, primarily reflecting strong growth in personal service charge income.

•	$3.4 million, or 10%, growth in brokerage and insurance income, reflecting higher annuity fees and insurance income, including revenue related to the 2007 fourth quarter acquisition of the Archer-Meek-Weiler agency.

•	$1.7 million, or 9%, increase in other service charges, reflecting higher debit card volume.

•	$1.2 million, or 4%, increase in trust services income, reflecting an increase in Huntington Fund fees due to asset growth.
Partially offset by:
•	$22.7 million decline in mortgage banking income. This decline reflected the $24.7 million non-interest income portion of the current quarter’s total $18.8 million net negative MSR valuation impact, compared with a $2.0 million net negative MSR valuation impact, entirely reflected in non-interest income, in the year-ago quarter (see Table 9).
2008 First Quarter versus 2007 Fourth Quarter
     Non-interest income increased $65.2 million from the 2007 fourth quarter, as shown in the table below:
Table 8 — Non-Interest Income — 1Q‘08 vs. 4Q‘07

	First	Fourth
	Quarter	Quarter	Change

(in thousands)	2008	2007	Amount	%

Service charges on deposit accounts	$72,668	$81,276	$(8,608)	(10.6)%
Trust services	34,128	35,198	(1,070)	(3.0)
Brokerage and insurance income	36,560	30,288	6,272	20.7
Other service charges and fees	20,741	21,891	(1,150)	(5.3)
Bank owned life insurance income	13,750	13,253	497	3.8
Mortgage banking (loss) income	(7,063)	3,702	(10,765)	N.M.
Securities gains	1,429	(11,551)	12,980	N.M.
Other income	63,539	(3,500)	67,039	N.M.

Total non-interest income	$235,752	$170,557	$65,195	38.2%

N.M., not a meaningful value.
     This $65.2 million, or 38%, increase reflected:
•	$67.0 million increase in other income. This reflected the comparison benefit of: (a) the prior quarter’s $34.0 million loss on loans held for sale, (b) the current quarter’s $25.1 million gain related to the Visa® IPO, (c) a $6.7 million decline in equity investment losses ($2.7 million in the current quarter vs. $9.4 million in the prior quarter), (d) a $5.8 million increase in derivative revenue, and (e) a $3.2 million increase in automobile operating lease income. These comparative benefits were partially offset by a $5.9 million venture capital loss in the current quarter on an investment in Skybus Airlines.

•	$6.3 million, or 21%, increase in brokerage and insurance income, reflecting higher seasonal insurance income, as well as higher annuity sales fees.

•	$1.4 million of net securities gains consisting of $4.5 million of securities gains, partially offset by $3.1 million of securities impairment in the current quarter. This compared with $11.6 million of net securities losses in the prior quarter.
Partially offset by:
•	$10.8 million decline in mortgage banking income. This reflected a $2.2 million, or 14%, increase in core mortgage banking activities, primarily origination and secondary marketing fees, reflecting a 26% increase in originations, more than offset by the current quarter’s $24.7 million negative MSR valuation impact to mortgage banking income, compared with an $11.8 million net negative MSR valuation impact in the prior quarter.

•	$8.6 million, or 11%, decline in service charges on deposit accounts, primarily reflecting a seasonal decline in personal service charges.

•	$1.2 million, or 5%, decrease in other service charges and fees, reflecting a seasonal decline in debit card fees.

•	$1.1 million, or 3%, decline in trust services income, reflecting a decline in asset management fees mostly due to reduced market valuations of assets under management, and to a lesser degree seasonal decline in corporate trust annual renewal fees.
     Table 9 details mortgage banking income and the net impact of MSR hedging activity for each of the past five quarters:

Table 9 — Mortgage Banking Income and Net Impact of MSR Hedging

	2008	2007				1Q08 vs 1Q07
(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Mortgage Banking Income
Origination and secondary marketing	$9,332	5,879	$8,375	$6,771	$4,940	$4,392	88.9%
Servicing fees	10,894	11,405	10,811	6,976	6,820	4,074	59.7
Amortization of capitalized servicing (1)	(6,914)	(5,929)	(6,571)	(4,449)	(3,638)	(3,276)	(90.0)
Other mortgage banking income	4,331	4,113	3,016	2,822	3,247	1,079	33.2

Sub-total	17,643	15,468	15,631	12,120	11,369	6,269	55.1
MSR valuation adjustment (1)	(18,093)	(21,245)	(9,863)	16,034	(1,057)	(17,036)	N.M.
Net trading (losses) gains related to MSR hedging	(6,613)	9,479	3,861	(21,032)	(961)	(5,648)	N.M.

Total mortgage banking (loss) income	$(7,063)	$3,702	$9,629	$7,122	$9,351	$(16,415)	N.M. %

Capitalized mortgage servicing rights (2)	$191,806	$207,894	$228,933	$155,420	$134,845	$56,961	42.2%
Total mortgages serviced for others (2)	15,138,000	15,088,000	15,073,000	8,693,000	8,494,000	6,644,000	78.2
MSR % of investor servicing portfolio	1.27%	1.38%	1.52%	1.79%	1.59%	(0.32)%	(20.1)

Net Impact of MSR Hedging
MSR valuation adjustment (1)	$(18,093)	$(21,245)	$(9,863)	$16,034	$(1,057)	$(17,036)	N.M. %
Net trading (losses) gains related to MSR hedging	(6,613)	9,479	3,861	(21,032)	(961)	(5,648)	N.M.

Net interest income related to MSR hedging	5,934	3,192	2,357	248	—	5,934	—

Net impact of MSR hedging	$(18,772)	$(8,574)	$(3,645)	$(4,750)	$(2,018)	$(16,750)	N.M. %

N.M., not a meaningful value.

(1)	The change in fair value for the period represents the MSR valuation adjustment, excluding amortization of capitalized servicing.

(2)	At period end.
Non-Interest Expense
(This section should be read in conjunction with Significant Items 1, 3, 5, and 6.)
     Table 10 reflects non-interest expense for each of the past five quarters:

Table 10 — Non-Interest Expense

	2008		2007			1Q08 vs	1Q07

(in thousands)	First	Fourth	Third	Second	First	Amount	Percent

Salaries	$159,946	$178,855	$166,719	$106,768	$104,912	$55,034	52.5%
Benefits	41,997	35,995	35,429	28,423	29,727	12,270	41.3

Personnel costs	201,943	214,850	202,148	135,191	134,639	67,304	50.0
Outside data processing and other services	34,361	39,130	40,600	25,701	21,814	12,547	57.5
Net occupancy	33,243	26,714	33,334	19,417	19,908	13,335	67.0
Equipment	23,794	22,816	23,290	17,157	18,219	5,575	30.6
Amortization of intangibles	18,917	20,163	19,949	2,519	2,520	16,397	N.M.
Marketing	8,919	16,175	13,186	8,986	7,696	1,223	15.9
Professional services	9,090	14,464	11,273	8,101	6,482	2,608	40.2
Telecommunications	6,245	8,513	7,286	4,577	4,126	2,119	51.4
Printing and supplies	5,622	6,594	4,743	3,672	3,242	2,380	73.4
Other expense	28,347	70,133	29,754	19,334	23,426	4,921	21.0

Total non-interest expense	$370,481	$439,552	$385,563	$244,655	$242,072	$128,409	53.0%

N.M., not a meaningful value.
2008 First Quarter versus 2007 First Quarter
     Non-interest expense increased $128.4 million from the year-ago quarter. The $135.7 million of merger-related expenses and a $6.3 million increase in merger costs drove the increase, as non-merger-related expenses declined $13.5 million, or 4%. Table 11 details the $128.4 million increase in reported total non-interest expense.
Table 11 — Non-Interest Expense — Estimated Merger-Related Impacts — 1Q’08 vs. 1Q’07

	First Quarter		Change				Non-merger Related

(in thousands)	2008	2007	Amount	Percent	Merger Related	Merger Costs	Amount	% (1)

Personnel costs	$201,943	$134,639	$67,304	50.0%	$68,250	$2,675	$(3,621)	(1.8)%
Outside data processing and other services	34,361	21,814	12,547	57.5	12,262	2,814	(2,529)	(6.9)
Net occupancy	33,243	19,908	13,335	67.0	10,184	454	2,697	8.8
Equipment	23,794	18,219	5,575	30.6	4,799	110	666	2.9
Amortization of intangibles	18,917	2,520	16,397	N.M.	16,481	—	(84)	(0.4)
Marketing	8,919	7,696	1,223	15.9	4,361	22	(3,160)	(26.2)
Professional services	9,090	6,482	2,608	40.2	2,707	(402)	303	3.4
Telecommunications	6,245	4,126	2,119	51.4	2,224	594	(699)	(10.1)
Printing and supplies	5,622	3,242	2,380	73.4	1,374	47	959	20.6
Other expense	28,347	23,426	4,921	21.0	13,048	(59)	(8,068)	(22.2)

Total non-interest expense	$370,481	$242,072	$128,409	53.0%	$135,690	$6,255	$(13,536)	(3.5)%

N.M., not a meaningful value

(1)	Calculated as non-merger related / (prior period + merger-related + merger-costs)
     The $13.5 million, or 4%, non-merger-related decline reflected:
•	$8.1 million, or 22%, decline in other expense. This decline primarily reflected the benefit of the current quarter’s $12.4 million Visa® indemnification reversal, partially offset by $2.6 million of the current quarter’s $11.0 million asset impairment.

•	$3.6 million, or 2%, decline in personnel expense, reflecting the benefit of merger efficiencies, including the impact of a 429 reduction, or 4%, in full-time equivalent staff during the 2008 first quarter and a 387, or 3%, reduction during the 2007 fourth quarter.

•	$3.2 million, or 26%, decline in marketing expense.

•	$2.5 million, or 7%, decline in outside data processing and other services, reflecting merger-related expense efficiencies.
Partially offset by:
•	$2.7 million, or 9%, increase in net occupancy expense, reflecting a $2.5 million write down of leasehold improvements in our Cleveland main office, which was part of the current quarter’s $11.0 million asset impairment.
2008 First Quarter versus 2007 Fourth Quarter
     Non-interest expense decreased $69.1 million, or 16%, from the 2007 fourth quarter, of which $37.3 million represented a decline in merger costs. Table 12 details the $69.1 million decline in reported total non-interest expense.
Table 12 — Non-Interest Expense — Estimated Merger-Related Impacts — 1Q’08 vs. 4Q’07

	First Quarter	Fourth Quarter	Change			Non-merger Related
(in thousands)	2008	2007	Amount	Percent	Merger Costs	Amount	% (1)

Personnel costs	$201,943	$214,850	$(12,907)	(6.0)%	$(20,103)	$7,196	3.7%
Outside data processing and other services	34,361	39,130	(4,769)	(12.2)	(3,598)	(1,171)	(3.3)
Net occupancy	33,243	26,714	6,529	24.4	(750)	7,279	28.0
Equipment	23,794	22,816	978	4.3	(65)	1,043	4.6
Amortization of intangibles	18,917	20,163	(1,246)	(6.2)	—	(1,246)	(6.2)
Marketing	8,919	16,175	(7,256)	(44.9)	(6,825)	(431)	(4.6)
Professional services	9,090	14,464	(5,374)	(37.2)	(3,755)	(1,619)	(15.1)
Telecommunications	6,245	8,513	(2,268)	(26.6)	(360)	(1,908)	(23.4)
Printing and supplies	5,622	6,594	(972)	(14.7)	(996)	24	0.4
Other expense	28,347	70,133	(41,786)	(59.6)	(897)	(40,889)	(59.1)

Total non-interest expense	$370,481	$439,552	$(69,071)	(15.7)%	$(37,349)	(31,722)	(7.9)%

(1)	Calculated as non-merger related / (prior period + merger-related + merger-costs)
     The $31.7 million, or 8%, non-merger-related decrease reflected:
•	$40.9 million decrease in other expense, reflecting the current quarter’s $12.4 million Visa® indemnification reversal compared with the $24.9 million Visa® indemnification charge in the prior quarter and an $8.9 million decrease in litigation expense, partially offset by $2.6 million of the current quarter’s $11.0 million in asset impairment.
Partially offset by:
•	$7.3 million increase in net occupancy expense, reflecting $3.0 million in seasonal snow removal expense and a $2.5 million write down of leasehold improvements in our Cleveland main office, which was part of the current quarter’s $11.0 million asset impairment.

•	$7.2 million increase in personnel costs, reflecting a seasonal increase in employment taxes, including FICA.
Provision for Income Taxes
(This section should be read in conjunction with Significant Items 1, 3, and 6.)
     The provision for income taxes in the 2008 first quarter was $26.4 million and represented an effective tax rate on income before taxes of 17.2%. The 2007 first quarter effective tax rate was 25.9% and the 2007 fourth quarter effective tax rate was a benefit of 39.9%. The provision for income taxes decreased $7.2 million from the year-ago quarter primarily reflecting an increase in tax-exempt income and general business credits, as well as a decrease in our valuation reserve for capital loss utilization. The provision for income taxes increased $185.2 million from the 2007 fourth quarter, reflecting a pretax loss in the 2007 fourth quarter. The effective tax rate is expected to be in a range of 24%-27% for the remainder of 2008.

     In the ordinary course of business, we operate in various taxing jurisdictions and are subject to income and non-income taxes. Our effective tax rate is based, in part, on our interpretation of the relevant current tax laws. We believe the aggregate liabilities related to taxes are appropriately reflected in the consolidated financial statements. We review the appropriate tax treatment of all transactions taking into consideration statutory, judicial, and regulatory guidance in the context of our tax positions. In addition, we rely on various tax opinions, recent tax audits, and historical experience.
     The Internal Revenue Service is currently examining our federal tax returns for the years ending 2004 and 2005. In addition, we are subject to ongoing tax examinations in various jurisdictions. We believe that the resolution of these examinations will not have a significantly adverse impact on our consolidated financial position or results of operations.

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
     More information on risk is set forth under the heading “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Additionally, the MD&A appearing in our 2007 Form 10-K should be read in conjunction with this discussion and analysis as this report provides only material updates to the 2007 Form 10-K. Our definition, philosophy, and approach to risk management are unchanged from the discussion presented in that document.
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
     As shown in Table 13, at March 31, 2008, commercial loans totaled $23.2 billion, and represented 56% of our total credit exposure. This portfolio was diversified between C&I loans and CRE loans (see “Commercial Credit” discussion below).
     Total consumer loans were $17.9 billion at March 31, 2008, and represented 44% of our total credit exposure. The consumer portfolio was diversified among home equity loans, residential mortgages, and automobile loans and leases (see “Consumer Credit” discussion below). Our home equity and residential mortgages portfolios represented $12.7 billion, or 31%, of our total credit exposure. These portfolios are discussed in greater detail below in the “Consumer Credit” section of this report.

Table 13 — Loans and Leases Composition (1)

	2008		2007

(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Commercial:
Commercial and industrial	$13,645,890	33.3%	$13,125,565	32.8%	$13,125,158	32.8%	$8,185,451	30.5%	$8,115,908	30.9%
Commercial real estate:
Construction	2,058,105	5.0	1,961,839	4.9	1,876,075	4.7	1,382,533	5.2	1,183,813	4.5
Commercial	7,457,744	18.2	7,221,213	18.0	7,097,465	17.7	3,484,039	13.0	3,334,530	12.7

Commercial real estate	9,515,849	23.2	9,183,052	22.9	8,973,540	22.4	4,866,572	18.2	4,518,343	17.2

Total commercial	23,161,739	56.5	22,308,617	55.7	22,098,698	55.2	13,052,023	48.7	12,634,251	48.1

Consumer:
Automobile loans	3,491,369	8.5	3,114,029	7.8	2,959,913	7.4	2,424,105	9.0	2,251,215	8.6
Automobile leases	999,629	2.4	1,179,505	2.9	1,365,805	3.4	1,488,903	5.6	1,623,758	6.2
Home equity	7,296,448	17.8	7,290,063	18.2	7,317,545	18.3	5,015,506	18.7	4,914,462	18.7
Residential mortgage	5,366,414	13.1	5,447,126	13.6	5,505,340	13.8	4,398,720	16.4	4,405,943	16.8
Other loans	698,620	1.7	714,998	1.8	739,939	1.9	432,256	1.6	437,117	1.6

Total consumer	17,852,480	43.5	17,745,721	44.3	17,888,542	44.8	13,759,490	51.3	13,632,495	51.9

Total loans and leases	$41,014,219	100.0%	$40,054,338	100.0	$39,987,240	100.0%	$26,811,513	100.0%	$26,266,746	100.0%

By Business Segment
Regional Banking:
Central Ohio	$5,229,075	12.7%	$5,110,270	12.8%	$4,993,373	12.5%	$3,701,459	13.9%	$3,669,569	13.7%
Northwest Ohio	2,280,255	5.6	2,284,141	5.7	2,342,088	5.9	449,232	1.7	455,075	1.7
Greater Cleveland	3,194,533	7.8	3,097,120	7.7	3,057,757	7.6	2,099,941	7.8	2,019,820	7.7
Greater Akron/Canton	2,058,031	5.0	2,020,447	5.0	2,078,588	5.2	1,330,102	5.0	1,318,932	5.0
Southern Ohio/Kentucky	2,900,259	7.1	2,659,870	6.6	2,547,800	6.4	2,275,224	8.5	2,159,407	8.2
Mahoning Valley	893,317	2.2	927,918	2.3	939,739	2.4	—	—	—	—
Ohio Valley	870,833	2.1	870,276	2.2	869,139	2.2	—	—	—	—
West Michigan	2,535,359	6.2	2,477,617	6.2	2,520,325	6.3	2,439,517	9.1	2,453,300	9.3
East Michigan	1,766,750	4.3	1,750,171	4.4	1,760,158	4.4	1,654,934	6.2	1,646,028	6.3
Western Pennsylvania	1,031,319	2.5	1,053,685	2.6	1,106,068	2.8	—	—	—	—
Pittsburgh	926,487	2.3	900,789	2.2	888,848	2.2	—	—	—	—
Central Indiana	1,507,934	3.7	1,421,116	3.5	1,419,693	3.6	1,004,934	3.7	971,186	3.7
West Virginia	1,158,915	2.8	1,155,719	2.9	1,125,628	2.8	1,148,573	4.3	1,109,197	4.2
Other Regional	6,251,173	15.3	6,176,485	15.6	6,409,470	15.9	3,832,953	14.2	3,691,557	14.3

Regional Banking	32,604,240	79.5	31,905,624	79.7	32,058,674	80.2	19,936,869	74.4	19,494,071	74.2
Dealer Sales	5,862,116	14.3	5,563,415	13.9	5,449,580	13.6	4,944,386	18.4	4,903,370	18.7
Private Financial and Capital Markets Group	2,547,863	6.2	2,585,299	6.4	2,478,986	6.2	1,930,258	7.2	1,869,305	7.1
Treasury / Other	—	—	—	—	—	—	—	—	—	—

Total loans and leases	$41,014,219	100.0%	$40,054,338	100.0%	$39,987,240	100.0%	$26,811,513	100.0%	$26,266,746	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

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
     Our commercial loan portfolio is diversified by customer, as well as throughout our geographic footprint. However, the following segments are noteworthy:
Franklin relationship
(This section should be read in conjunction with Significant Items 1 and 2.)
     Franklin is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of the Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Corporation (FHLMC or Freddie Mac) and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, and higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balance and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
     Loans to Franklin are funded by a bank group, of which we are the lead bank and largest participant. The loans participated to other banks have no recourse to Huntington. The term debt exposure is secured by over 30,000 individual first- and second-priority lien residential mortgages. In addition, pursuant to an exclusive lockbox arrangement, we receive all payments made to Franklin on these individual mortgages.
     At March 31, 2008, bank group loans totaled $1.572 billion, down $13 million from $1.585 billion at December 31, 2007. This change reflected a $57 million reduction due to payments received, partially offset by an increase of $43 million as the Bank of Scotland entered into the restructuring agreement. The loans participated to other banks commensurately increased $43 million reflecting Bank of Scotland’s participation in the restructuring as of March 31, 2008.
     At March 31, 2008, our exposure to Franklin net of charge-offs was $1.157 billion, down $31 million, or 3%, from $1.188 billion exposure at December 31, 2007. This reduction reflected loan payments. Our net exposure reflected $117 million of cumulative net charge-offs, all of which occurred in the 2007 fourth quarter as a result of the restructuring. This relationship continued to perform with interest being accrued. At March 31, 2008, our specific ALLL for Franklin loans was $115.3 million, unchanged from December 31, 2007, and there were no net charge-offs or provision for credit losses in the current quarter. Importantly, the cash flow generated by the underlying collateral in the current quarter exceeded the required payments per terms of the restructuring agreement. In the second half of 2008, our proportion of payments received is expected to increase to our pro-rata participation level, following satisfaction of certain terms of the restructuring agreement which provided for a more rapid amortization on a certain participant’s portion of the debt.
     The following table details our loan relationship with Franklin as of March 31, 2008, and changes from December 31, 2007:

Table 14 — Commercial Loans to Franklin and Quarterly Activity

				Participated
(in thousands of dollars)	Franklin	Tribeca	Subtotal	to others	Total
Variable rate, term loan (Facility A)	$573,396	$408,726	$982,122	$(195,595)	$786,527
Variable rate, subordinated term loan (Facility B)	321,014	98,774	419,788	(71,647)	348,141
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	116,776
Line of credit facility	733	—	733	—	733
Other variable rate term loans	43,920	—	43,920	(21,960)	21,960

Subtotal	1,064,063	507,500	1,571,563	$(297,426)	$1,274,137

Participated to others	(193,861)	(103,565)	(297,426)

Total principal owed to Huntington	870,202	403,935	1,274,137
Previously charged off	(116,776)	—	(116,776)

Total book value of loans	$753,426	$403,935	$1,157,361

	Bank Group		Huntington
		Loans
		Participated to		Cumulative Net
(in thousands of dollars)	Total Loans	Others	Total Loans	Charge-offs	Net Loans

Commercial loans, at December 31, 2007	$1,584,967	$(279,790)	$1,305,177	$(116,776)	$1,188,401
Bank of Scotland enters restructuring	43,295	(43,295)	—	—	—
Payments received	(56,699)	25,659	(31,040)	—	(31,040)

Commercial loans, at March 31, 2008	$1,571,563	$(297,426)	$1,274,137	$(116,776)	$1,157,361

Single Family Home Builders
     At March 31, 2008, we had $1.7 billion of loans to single family home builders. Such loans represented 4% of total loans and leases. Of this portfolio, 68% were to finance projects currently under construction, 18% to finance land under development, and 14% to finance land held for development. The $1.7 billion represented a $0.2 billion increase from the 2007 fourth quarter. This increase reflected reclassifications from other CRE segments, primarily associated with smaller loans acquired during the Sky Financial acquisition. This reclassification is part of our continuing assessment, review, and analysis of our exposure to this industry.
     The housing market across our geographic footprint remains stressed, reflecting relatively lower sales activity, declining prices, and excess inventories of houses to be sold, particularly impacting borrowers in our eastern Michigan and northern Ohio markets. We anticipate the residential developer market will continue to be depressed, and anticipate continued pressure on the single family home builder segment in the coming months. We have taken the following steps to mitigate the risk arising from this exposure: (1) all loans within the portfolio have been reviewed continuously over the past 18 months and will continue to be closely monitored, (2) credit valuation adjustments have been made when appropriate based on the current condition of each relationship, and (3) reserves have been increased based on proactive risk identification and thorough borrower analysis.
Consumer Credit
(This section should be read in conjunction with Significant Item 1.)
     Consumer credit approvals are based on, among other factors, the financial strength of the borrower, type of exposure, and the transaction structure.

     Our consumer loan portfolio is primarily comprised of traditional residential mortgages, home equity loans and lines of credit and automobile loans and leases. The residential mortgage and home equity portfolios are diversified throughout our geographic footprint. Our automobile loan and lease portfolio is predominantly diversified throughout our geographic footprint, but we do originate automobile loans and leases in other states outside of our geographic footprint, primarily Florida and Arizona.
     The general slowdown in the housing market has impacted the performance of our residential mortgage and home equity portfolios over the past year. While the degree of price depreciation varies across our markets, all regions throughout our footprint have been affected.
     Given the market conditions in our markets as described above in the single family home builder section, the following two segments are particularly noteworthy:
Home Equity Portfolio
     Our home equity portfolio (loans and lines of credit) consists of both first and second mortgage loans with underwriting criteria based on minimum FICO credit scores, debt-to-income ratios, and loan-to-value (LTV) ratios. We offer closed-end home equity loans with a fixed interest rate and level monthly payments and a variable-rate, interest-only home equity line of credit. At March 31, 2008, we had $3.4 billion of home equity loans and $3.9 billion of home equity lines of credit. The $3.4 billion of home equity loans included $1.3 billion of first mortgage loans. Our home equity portfolio represented 18% of total loans and leases.
     We believe we have granted credit conservatively within this portfolio. We do not originate home equity loans or lines of credit that allow negative amortization, or which have cumulative LTV ratios (including any first mortgage loans) at origination greater than 100%. Home equity loans are generally fixed rate with periodic principal and interest payments. We originated $204 million of home equity loans during the 2008 first quarter with a weighted average LTV ratio at origination of 67% and a weighted average FICO score at origination of 739. Home equity lines of credit generally have variable rates of interest and do not require payment of principal during the 10-year revolving period of the line. During the 2008 first quarter, we originated $440 million of home equity lines of credit commitments with a weighted average cumulative LTV ratio at origination of 76% and a weighted average FICO score at origination of 752. The weighted average cumulative LTV ratio at origination of our home equity portfolio was 75% at March 31, 2008.
     We have actively continued to address the risk profile of this portfolio. We stopped originating new production through brokers. This action was a continuation of our strategy begun in early 2005 to reduce our exposure to this channel. Reducing our reliance on brokers also addresses the risk profile as this channel typically included a higher-risk borrower profile, as well as the risks associated with a third party sourcing arrangement. Origination is focused within our banking footprint. Regarding origination policies, we continued to make appropriate adjustments based on our own assessment of an appropriate risk profile as well as industry actions. As an example, the significant changes made by Fannie Mae and Freddie Mac resulted in the reduction of our maximum LTV on second-position collateral loans, even for customers with high FICO scores. While it is still too early to make any declarative statements regarding the impact of these actions, our more recent originations have shown lower levels of cumulative net charge-offs during the first twelve months of the loan or line of credit term compared with earlier originations.
Residential Mortgages
     At March 31, 2008, we had $5.4 billion of residential mortgage loans, which represented 13% of total loans and leases. We focus on higher quality borrowers, and underwrite all applications centrally, or through the use of an automated underwriting system. We do not originate residential mortgage loans that (a) allow negative amortization, (b) have a LTV ratio at origination greater than 100%, or (c) are “payment option adjustable-rate mortgages.” At March 31, 2008, the loans in the portfolio were to borrowers with an average current FICO score of 702 and had an average LTV ratio of 76%.
     A majority of the loans in our loan portfolio have adjustable rates. Our adjustable-rate mortgages (ARMs) are primarily residential mortgages that have a fixed rate for the first 3 to 5 years and then adjust annually. These loans comprised approximately 60% of our total residential mortgage loan portfolio at March 31, 2008. At March 31, 2008, ARM loans that were expected to have rates reset totaled $586 million and $749 million in 2008 and 2009, respectively.

Given the quality of our borrowers, and the 2008 first quarter decline in interest rates, we believe that we have a relatively limited exposure to ARM reset risk. Nonetheless, we have taken actions to mitigate our risk exposure. We initiate borrower contact at least six months prior to the interest rate resetting, and have been successful in converting many ARMs to fixed-rate loans through this process. Additionally, where borrowers are experiencing payment difficulties, loans may be re-underwritten or restructured based on the borrower’s ability to repay the loan.
     We had $0.5 billion of Alt-A mortgages in the residential mortgage loan portfolio at March 31, 2008. These loans have a higher risk profile than the rest of the portfolio as a result of origination policies including stated income, stated assets, and higher acceptable LTV ratios. Our exposure related to this product will decline in the future as we stopped originating these loans in 2007.
     Interest-only loans comprised $0.8 billion, or 16%, of residential real estate loans at March 31, 2008. Interest-only loans are underwritten to specific standards including minimum FICO credit scores, stressed debt-to-income ratios, and extensive collateral evaluation. At March 31, 2008, borrowers for interest-only loans had an average current FICO score of 726 and the loans had an average LTV ratio of 78%. We continue to believe that we have mitigated the risk of such loans by matching this product with appropriate borrowers.
Credit Quality
     Credit quality performance in the 2008 first quarter was mixed, with the net charge-off ratio results below our full-year expectations, whereas there were absolute and relative increases in the level of reserves. The reserve increase reflected the impact of the continued economic weakness across our Midwest markets, most notably in portfolios related to the residential housing sector, both commercial and consumer. These economic factors influenced the performance of net charge-offs (NCOs), non-accrual loans (NALs), and non-performing assets (NPAs). To maintain the adequacy of our reserves, there was a commensurate significant increase in the provision for credit losses (see “Provision for Credit Losses” discussion) in order to increase the absolute and relative levels of our allowance for credit losses (ACL).
     We believe the most meaningful way to assess overall credit quality performance for the 2008 first quarter is through an analysis of credit quality performance ratios. This approach forms the basis of most of the discussion in the three sections immediately following: Nonaccruing Loans and Nonperforming Assets, Allowance for Credit Losses, and Net Charge-offs.
Nonaccruing Loans (NAL/NALs) and Nonperforming Assets (NPA/NPAs)
(This section should be read in conjunction with Significant Items 1 and 2.)
     NPAs consist of (1) NALs, which represent loans and leases that are no longer accruing interest and/or have been renegotiated to below market rates based upon financial difficulties of the borrower, (2) troubled-debt restructured loans, (3) NALs held-for-sale, (4) real estate acquired through foreclosure, and (5) other NPAs. C&I and CRE business loans are generally placed on nonaccrual status when collection of principal or interest is in doubt or when the loan is 90-days past due. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior-year amounts generally charged-off as a credit loss.

     Table 15 reflects period-end NALs, NPAs, and past due loans and leases detail for each of the last five quarters.
Table 15 — Nonaccruing Loans (NALs), Nonperforming Assets (NPAs) and Past Due Loans and Leases

	2008	2007
(in thousands)	March 31,	December 31,	September 30,	June 30,	March 31,

Non-accrual loans and leases:
Commercial and industrial	$101,842	$87,679	$82,960	$65,846	$58,343
Commercial real estate	183,000	148,467	95,587	88,965	47,100
Residential mortgage	66,466	59,557	47,738	39,868	35,491
Home equity	26,053	24,068	23,111	16,837	16,396

Total NALs	377,361	319,771	249,396	211,516	157,330

Restructured loans	1,157,361	1,187,368	—	—	—
Other real estate:
Residential	63,675	60,804	49,555	47,590	46,892
Commercial	10,181	14,467	19,310	2,079	2,456

Total other real estate	73,856	75,271	68,865	49,669	49,348
Impaired loans held for sale (1)	66,353	73,481	100,485	—	—
Other NPAs (2)	2,836	4,379	16,296	—	—

Total NPAs	$1,677,767	$1,660,270	$435,042	$261,185	$206,678

NALs as a % of total loans and leases	0.92%	0.80%	0.62%	0.79%	0.60%

NPA ratio (3)	4.08	4.13	1.08	0.97	0.79

Accruing loans and leases past due 90 days or more	$152,897	$140,977	$115,607	$67,277	$70,179

Accruing loans and leases past due 90 days or more as a percent of total loans and leases	0.37%	0.35%	0.29%	0.25%	0.27%

(1)	Impaired loans held for sale represent impaired loans obtained from the Sky Financial acquisition that are intended to be sold. Impaired loans held for sale are carried at the lower of cost or fair value less costs to sell.

(2)	Other NPAs represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.

(3)	Nonperforming assets divided by the sum of loans and leases, impaired loans held for sale, other real estate, and other NPAs.
     The $57.6 million, or 18%, increase in NALs from the end of the prior quarter primarily reflected a $34.5 million, or 23%, increase in CRE NALs and a $14.2 million, or 16%, increase in C&I NALs. These increases reflected the continued softness in the residential real estate development markets and overall economic weakness in our markets, particularly among our borrowers in eastern Michigan and northern Ohio. Residential mortgage and home equity NALs increased 12% and 8%, respectively, also reflecting the overall economic weakness in our markets.
     NPAs, which include NALs, were $1.678 billion at March 31, 2008. This compared with $206.7 million at the end of the year-ago period and $1.660 billion at December 31, 2007. The $17.5 million, or 1%, increase in NPAs from the end of the prior quarter reflected:
•	$57.6 million increase in NALs as discussed above.

Partially offset by:
•	$30.0 million, or 3%, reduction in restructured Franklin loans.

•	$7.1 million, or 10%, reduction in impaired loans held for sale, reflecting payments.

•	$1.5 million decline in other NPAs, representing the further write down of certain investment securities backed by mortgage loans.
     The 2 basis point increase in the 90-day delinquent ratio from December 31, 2007, reflected a 2 basis point increase in the total commercial loan 90-day delinquent ratio to 0.18% from 0.16%, and a 3 basis point increase in the total consumer loan 90-day delinquent ratio to 0.62% from 0.59%.
     From time to time, as part of our loss mitigation process, loans may be renegotiated when we determine that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. These restructurings generally occur within the residential mortgage and home equity loan portfolios and are not material in any period presented.
     NPA activity for each of the past five quarters was as follows:
Table 16 — Non-Performing Assets (NPAs) Activity

	2008	2007
(in thousands)	First	Fourth	Third	Second	First

NPAs, beginning of period	$1,660,270	$435,042	$261,185	$206,678	$193,620
New NPAs	141,090	211,134	92,986	112,348	51,588
Restructured loans (1)	—	1,187,368	—	—	—
Acquired NPAs	—	—	144,492	—	—
Returns to accruing status	(13,484)	(5,273)	(8,829)	(4,674)	(6,176)
Loan and lease losses	(27,896)	(62,502)	(28,031)	(27,149)	(9,072)
Payments	(68,753)	(30,756)	(17,589)	(19,662)	(18,086)
Sales	(13,460)	(74,743)	(9,172)	(6,356)	(5,196)

NPAs, end of period	$1,677,767	$1,660,270	$435,042	$261,185	$206,678

(1)	Restructured loans are net of loan losses and payments.
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

     Table 17 reflects activity in the ALLL and AULC for each of the last five quarters.
Table 17 — Quarterly Credit Reserves Analysis

	2008	2007
(in thousands)	First	Fourth	Third	Second	First

Allowance for loan and lease losses, beginning of period	$578,442	$454,784	$307,519	$282,976	$272,068
Acquired allowance for loan and lease losses	—	—	188,128	—	—
Loan and lease losses	(60,804)	(388,506)	(57,466)	(44,158)	(27,813)
Recoveries of loans previously charged off	12,355	10,599	10,360	9,658	9,695

Net loan and lease losses	(48,449)	(377,907)	(47,106)	(34,500)	(18,118)

Provision for loan and lease losses	97,622	503,781	36,952	59,043	29,026
Allowance for loans transferred to held-for-sale	—	(2,216)	(30,709)	—	—

Allowance for loan and lease losses, end of period	$627,615	$578,442	$454,784	$307,519	$282,976

Allowance for unfunded loan commitments and letters of credit, beginning of period	$66,528	$58,227	$41,631	$40,541	$40,161

Acquired AULC	—	—	11,541	—	—
(Reduction in) provision for unfunded loan commitments and letters of credit losses	(8,972)	8,301	5,055	1,090	380

Allowance for unfunded loan commitments and letters of credit, end of period	$57,556	$66,528	$58,227	$41,631	$40,541

Total allowances for credit losses	$685,171	$644,970	$513,011	$349,150	$323,517

Allowance for loan and lease losses (ALLL) as % of:
Transaction reserve	1.34%	1.27%	0.97%	0.94%	0.89%
Economic reserve	0.19	0.17	0.17	0.21	0.19

Total loans and leases	1.53%	1.44%	1.14%	1.15%	1.08%

Nonaccrual loans and leases (NALs)	166	181	182	145	180

Total allowances for credit losses (ACL) as % of:
Total loans and leases	1.67%	1.61%	1.28%	1.30%	1.23%
NALs	182	202	206	165	206

     At March 31, 2008, the ALLL was $627.6 million, up from $283.0 million a year ago and from $578.4 million at December 31, 2007. During the quarter, we updated the expected loss factors used to estimate the AULC. The lower expected loss factors were based on our observations of how unfunded loan commitments have historically migrated to loan losses. Additionally, we also made other adjustments that increased the level of the ALLL during the quarter. In the aggregate, these changes did not have a significant impact to the 2008 first quarter provision for credit losses. Expressed as a percent of period-end loans and leases, the ALLL ratio at March 31, 2008, was 1.53%, up from 1.08% a year ago and from 1.44% at December 31, 2007. The $49.2 million increase from the end of the prior quarter primarily reflected declining credit quality in the CRE portfolio.
     Given the current market conditions, we believe the increase in the ALLL is prudent. Our highly quantitative loan loss reserve methodology indicates the need for higher reserves in response to changes in underlying portfolio characteristics as reflected in the transaction reserve component, and changes in the economy as reflected in the economic reserve component. At March 31, 2008, the specific ALLL related to Franklin was $115.3 million, unchanged from December 31, 2007. Given the expectation of continued stress in commercial real estate markets, as well as weak performance of the eastern Michigan and northern Ohio economies, we expect modest increases in the ALLL ratio during the remainder of 2008.

Net Charge-offs
(This section should be read in conjunction with Significant Items 1 and 2.)
     Table 18 reflects net loan and lease charge-off detail for each of the last five quarters.
Table 18 — Quarterly Net Charge-Off Analysis

	2008	2007
(in thousands)	First	Fourth	Third	Second	First

Net charge-offs by loan and lease type:
Commercial:
Commercial and industrial	$10,732	$323,905	$12,641	$7,251	$2,043
Commercial real estate:
Construction	122	6,800	2,157	2,888	9
Commercial	4,153	13,936	2,506	10,396	412

Commercial real estate	4,275	20,736	4,663	13,284	421

Total commercial	15,007	344,641	17,304	20,535	2,464

Consumer:
Automobile loans	8,008	7,347	5,354	1,631	2,853
Automobile leases	3,211	3,046	2,561	2,699	2,201

Automobile loans and leases	11,219	10,393	7,915	4,330	5,054
Home equity	14,515	12,212	10,841	5,405	5,968
Residential mortgage	2,927	3,340	4,405	1,695	1,931
Other loans	4,781	7,321	6,641	2,535	2,701

Total consumer	33,442	33,266	29,802	13,965	15,654

Total net charge-offs	$48,449	$377,907	$47,106	$34,500	$18,118

Net charge-offs — annualized percentages:
Commercial:
Commercial and industrial	0.32%	9.76%	0.39%	0.36%	0.10%
Commercial real estate:
Construction	0.02	1.44	0.48	0.92	—
Commercial	0.23	0.78	0.14	1.23	0.05

Commercial real estate	0.18	0.92	0.21	1.14	0.04

Total commercial	0.27	6.18	0.31	0.64	0.08

Consumer:
Automobile loans	0.97	0.96	0.73	0.28	0.52
Automobile leases	1.18	0.96	0.72	0.70	0.52

Automobile loans and leases	1.02	0.96	0.73	0.45	0.52
Home equity	0.80	0.67	0.58	0.43	0.49
Residential mortgage	0.22	0.25	0.32	0.16	0.17
Other loans	2.68	4.02	4.97	2.39	2.56

Total consumer	0.75	0.75	0.67	0.41	0.46

Net charge-offs as a % of average loans	0.48%	3.77%	0.47%	0.52%	0.28%

     Total net charge-offs for the 2008 first quarter were $48.4 million, or an annualized 0.48% of average total loans and leases. There were no Franklin-related net charge-offs in the 2008 first quarter. This performance was better than our full-year targeted net charge-off expectation of 0.60%-0.65%.
     First quarter net charge-offs in the year-ago quarter were $18.1 million, or an annualized 0.28%, and did not include any impact from Franklin as this relationship was acquired July 1, 2007, as part of the Sky Financial acquisition. Total net charge-offs in the 2007 fourth quarter were $377.9 million, including $308.5 million related to Franklin. The remaining $69.4 million of non-Franklin-related net charge-offs in the 2007 fourth quarter represented an annualized 0.72% of related loans. Table 19 details net charge-off performance reflecting the impact of the Franklin-related net charge-offs:

Table 19 — Franklin Impact to Net Charge-offs

							First Quarter
	First Quarter 2008			Fourth Quarter 2007			2007
			Non			Non
(in millions)	Reported	Franklin	Franklin	Reported	Franklin	Franklin
Net charge-offs by loan and lease type:
C&I	$10.7	$—	$10.7	$323.9	$308.5	$15.4	$2.0
Total commercial	15.0	—	15.0	344.6	308.5	36.1	2.5
Total net charge-offs	48.4	—	48.4	377.9	308.5	69.4	18.1

Net charge-offs annualized percentages:
C&I	0.32%	—%	0.35%	9.76%	81.08%	0.52%	0.10%
Total commercial	0.27	—	0.28	6.18	81.08	0.70	0.08
Total net charge-offs	0.48	—	0.49	3.77	81.08	0.72	0.28

Average loans and leases
C&I	$13,343	$1,172	$12,171	$13,270	$1,522	$11,748	$7,987
Total commercial	22,630	1,172	21,458	22,323	1,522	20,801	12,459
Total loans and leases	40,367	1,172	39,195	40,109	1,522	38,587	26,203
     As shown above in Tables 18 and 19, total commercial net charge-offs declined during the 2008 first quarter compared with the prior quarter.
     The increase in automobile loan and lease net charge-offs reflected a flat level of automobile loan net charge-offs compared with the prior quarter, but an increase in automobile lease net charge-offs. The declining balances of automobile direct financing leases, coupled with the fact that no new automobile direct financing leases are being originated, increases the potential for volatility in reported automobile direct financing lease net charge-offs. Both the automobile loan and lease net charge-offs were also impacted by a slower than expected recovery in used car prices as the seasonal improvement in used car prices generally seen in the first quarter was delayed this year. From a performance standpoint, the level of our March 31, 2008, 60-days and over past due automobile loans declined 20% from December 31, 2007. As such, it is our expectation that the automobile loan and lease net charge-off ratio will decline over the next two quarters.
     Our home equity portfolio continued to be impacted by the general housing market slowdown. The losses were evident across our geographic footprint, but were lower and more consistent in our Central Ohio and Southern Ohio/Kentucky regions. Our expectation continues to be for lower losses in the second half of 2008, as the small broker-originated portfolio continues to decline, and our enhanced loss mitigation programs positively impact performance. We continue to believe our home equity net charge-off experience will compare well to the industry.
     We expect residential mortgage net charge-offs will remain under only modest upward pressure from the 2008 first quarter level for the remainder of 2008, given our limited exposure to non-traditional mortgages.
Investment Portfolio
(This section should be read in conjunction with Significant Item 5.)
     We routinely review our available-for-sale portfolio, and recognize impairment write-downs based primarily on fair value, issuer-specific factors and results, and our intent to hold such investments.

Available-for-sale portfolio
     Our available-for-sale portfolio is evaluated in light of established asset/liability management objectives, and changing market conditions that could affect the profitability of the portfolio, as well as the level of interest rate risk we are exposed to.
     Within our securities available-for-sale portfolio are asset-backed securities. At March 31, 2008, the securities in this portfolio had a fair value that was $106.2 million less than their book value, resulting from increased liquidity spreads during the 2008 first quarter. We have reviewed our asset-backed securities portfolio with a third party, and we do not believe that there has been an adverse change in the estimated cash flows that we expect to receive from these securities. Therefore, we believe the $106.2 million of impairment to be temporary. Table 20 details our asset-backed securities exposure.
Table 20 — Asset-Backed Securities Exposure
(in thousands of dollars)

	March 31, 2008			December 31, 2007
			Average			Average
Collateral Type	Book value	Fair value	Credit Rating	Book value	Fair value	Credit Rating

Alt-A mortgage loans	$552,817	$502,072	AAA	$560,654	$547,358	AAA
Trust preferred securities	301,224	245,787	A+	301,231	279,175	A
Other securities(1)	2,836	2,836	B	7,769	7,956	BB-

Total	$856,877	$750,695		$869,654	$834,489

(1)	Other securities represent certain investment securities backed by mortgage loans to borrowers with lower FICO scores.
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
Interest Rate Risk
     Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest bearing assets and liabilities (reprice risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to terminate certificates of deposit before maturity (option risk), changes in the shape of the yield curve whereby market interest rates increase or decrease in a non-parallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk.)
     The simulations for evaluating short-term interest rate risk exposure are scenarios that model gradual 100 and 200 basis point increasing and decreasing parallel shifts in market interest rates over the next 12-month period beyond the interest rate change implied by the current yield curve. As of March 31, 2008, the -200 basis point parallel shift scenario (see Table 21 below) in market interest rates over the next 12-month period indicated that market interest rates could fall below historical levels. Accordingly, we instituted an assumption that market interest rates would not fall below 0.50% over the next 12-month period. The table below shows the results of the scenarios as of March 31, 2008, and December 31, 2007. All of the positions were within the board of directors’ policy limits.

Table 21 — Net Interest Income at Risk

	Net Interest Income at Risk (%)
Basis point change scenario	-200		-100	+100	+200
March 31, 2008	-1.6	%(1)	-0.4%	-0.1%	-0.7%
December 31, 2007	-3.0%		-1.3%	+1.4%	+2.2%

(1)	Includes assumption that market rates do not decline below 0.50% over the next 12-month period.
     The change in net interest income at risk reported as of March 31, 2008 compared with December 31, 2007 reflected our decision to reduce net interest income at risk by executing $2.5 billion of receive fixed rate, pay variable rate interest rate swaps, and terminating $0.2 billion of pay fixed rate, receive variable rate interest rate swaps. The combined impact of these actions decreased net interest income at risk to market interest rates +200 basis points parallel shift scenario by 1.9%.
     The primary simulations for EVE at risk assume immediate 100 and 200 basis point increasing and decreasing parallel shifts in market interest rates beyond the interest rate change implied by the current yield curve. The table below outlines the March 31, 2008, results compared with December 31, 2007. All of the positions were within the board of directors’ policy limits.
Table 22 — Economic Value of Equity at Risk

	Economic Value of Equity at Risk (%)
Basis point change scenario	-200		-100	+100	+200
March 31, 2008	+1.6	%(1)	+2.3%	-5.0%	-11.3%
December 31, 2007	-0.3%		+1.1%	-4.4%	-10.8%

(1)	Includes assumption that market rates do not decline below 0.50% over the next 12-month period.
Mortgage Servicing Rights (MSRs)
(This section should be read in conjunction with Significant Item 4.)
     MSR fair values are very sensitive to movements in interest rates as expected future net servicing income depends on the projected outstanding principal balances of the underlying loans, which can be greatly reduced by prepayments. Prepayments usually increase when mortgage interest rates decline and decrease when mortgage interest rates rise. We have employed a hedge strategy to reduce the risk of MSR fair value changes. In addition, a third party has been engaged to provide improved analytical tools and insight which will be used to enhance our future hedging strategy to minimize the future impact from MSR fair value changes. However, volatile changes in interest rates can diminish the effectiveness of these hedges. We typically report MSR fair value adjustments net of hedge-related trading activity.
Price Risk
(This section should be read in conjunction with Significant Item 5.)
     Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and are subject to fair value accounting. We have price risk from trading securities, which includes instruments to hedge MSRs. We also have price risk from securities owned by our broker-dealer subsidiaries, foreign exchange positions, equity investments, investments in securities backed by mortgage loans, and marketable equity securities held by our insurance subsidiaries. We have established loss limits on the trading portfolio, on the amount of foreign exchange exposure that can be maintained, and on the amount of marketable equity securities that can be held by the insurance subsidiaries.
Equity Investment Portfolios
     In reviewing our equity investment portfolio, we consider general economic and market conditions, including industries in which private equity merchant banking and community development investments are made, and adverse changes affecting the availability of capital. We determine any impairment based on all of the information available at the time of the assessment. New information or economic developments in the future could result in recognition of additional impairment.
     From time to time, we invest in various investments with equity risk. Such investments include investment funds that buy and sell publicly traded securities, investment funds that hold securities of private companies, direct equity or venture capital investments in companies (public and private), and direct equity or venture capital interests in private companies in connection with our mezzanine lending activities. These investments are reported as a component of “accrued income and other assets” on our consolidated balance sheet. At March 31, 2008, we had a total of $42.6 million of such investments, down from $48.7 million at December 31, 2007. The following table details the components of this change during the 2008 first quarter.
Table 23 — Equity Investment Activity
(in thousands of dollars)

	Balance at	New	Returns of		Balance at
	December 31, 2007	Investments	Capital	Gain / (Loss)	March 31, 2008
Type:
Public equity	$16,583	$—	$—	$(2,680)	$13,903
Private equity	20,202	1,858	(252)	12	21,820
Direct investment	11,962	1,000	—	(6,097)	6,865

Total	$48,747	$2,858	$(252)	$(8,765)	$42,588

     The majority of the equity investment losses in the 2008 first quarter was attributable to: (1) $5.9 million venture capital loss on our investment in Skybus Airlines, a Columbus, Ohio-based airline that filed for bankruptcy in April of 2008, and (2) $2.7 million losses on public equity investment funds that buy and sell publicly traded securities. These investments were in funds that focus on the financial services sector that, during the 2008 first quarter, performed worse than the broad equity market.
     Investment decisions that incorporate credit risk require the approval of the independent credit administration function. The degree of initial due diligence and subsequent review is a function of the type, size, and collateral of the investment. Performance is monitored on a regular basis, and reported to the Market Risk Committee (MRC) and the Executive Credit Risk Committee.
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
     Liquidity policies and limits are established by our board of directors, with operating limits set by the MRC, based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding, and the amount of liquid assets available to cover non-core funds maturities. In addition, guidelines are established to ensure diversification of wholesale funding by type, source, and maturity and provide sufficient balance sheet liquidity to cover 100% of wholesale funds maturing within a six-month time period. A contingency funding plan is in place, which includes forecasted sources and uses of funds under various scenarios in order to prepare for unexpected liquidity shortages, including the implications of any rating changes. The MRC meets monthly to identify and monitor liquidity issues, provide policy guidance, and oversee adherence to, and the maintenance of, the contingency funding plan.
Bank Liquidity
     Conditions in the capital markets remained volatile through the 2008 first quarter resulting from the disruptions caused by the Bear Stearns liquidity crisis and subsequent forced portfolio liquidations from a variety of mortgage related hedge funds. As a result, liquidity premiums and credit spreads widened and many investors remained invested in lower risk investments such as US Treasuries. Many banks relying on short term funding structures, such as commercial paper, alternative collateral repurchase agreements, or other short term funding vehicles, have had limited access to these funding markets. We, however, have maintained a diversified wholesale funding structure with an emphasis on reducing the risk from maturing borrowings resulting in minimizing our reliance on the short term funding markets. We do not have an active commercial paper funding program and, while historically we have used the securitization markets (primarily indirect auto loans and leases) to provide funding, we do not rely heavily on these sources of funding. In addition, we do not provide liquidity facilities for conduits, structured investment vehicles, or other off-balance sheet financing structures. As expected, indicative credit spreads have widened in the secondary market for our debt. We expect these spreads to remain wider than in prior periods for the foreseeable future.

     Our primary source of funding for the Bank is retail and commercial core deposits. Core deposits are comprised of interest bearing and non-interest bearing demand deposits, money market deposits, savings and other domestic time deposits, consumer certificates of deposit both over and under $100,000, and non-consumer certificates of deposit less than $100,000. Non-core deposits are comprised of brokered time deposits, large denomination certificates of deposit, foreign deposits, and other domestic time deposits of $100,000 or more comprised primarily of public fund certificates of deposit greater than $100,000.
     Table 24, presented on the next page, reflects deposit composition detail for each of the past five quarters.

Table 24 — Deposit Composition (1)

	2008		2007
(in thousands)	March 31,		December 31,		September 30,		June 30,		March 31,

By Type
Demand deposits — non-interest bearing	$5,160,068	13.5%	$5,371,747	14.2%	$4,984,663	13.0%	$3,625,540	14.7%	$3,696,231	15.0%
Demand deposits — interest bearing	4,040,747	10.6	4,048,873	10.7	3,982,102	10.4	2,496,250	10.1	2,486,304	10.1
Money market deposits	6,681,412	17.5	6,643,242	17.6	6,721,963	17.5	5,323,707	21.6	5,568,104	22.6
Savings and other domestic deposits	5,083,046	13.3	4,968,615	13.2	5,081,856	13.2	2,914,078	11.8	2,947,786	12.0
Core certificates of deposit	10,582,394	27.8	10,736,146	28.4	10,611,821	27.6	5,738,598	23.3	5,408,289	22.0

Total core deposits	31,547,667	82.7	31,768,623	84.1	31,382,405	81.7	20,098,173	81.5	20,106,714	81.7
Other domestic deposits of $100,000 or more	2,160,339	5.7	1,870,730	5.0	1,710,037	4.5	984,412	4.0	1,218,498	5.0
Brokered deposits and negotiable CDs	3,361,957	8.8	3,376,854	8.9	3,701,726	9.6	2,920,726	11.9	2,721,927	11.1
Deposits in foreign offices	1,046,378	2.8	726,714	2.0	1,610,197	4.2	596,601	2.6	538,754	2.2

Total deposits	$38,116,341	100.0%	$37,742,921	100.0%	$38,404,365	100.0%	$24,599,912	100.0%	$24,585,893	100.0%

Total core deposits:
Commercial	$8,715,690	27.6%	$9,017,852	28.4%	$9,017,474	28.7%	$6,267,644	31.2%	$6,314,309	31.4%
Personal	22,831,977	72.4	22,750,771	71.6	22,364,931	71.3	13,830,529	68.8	13,792,405	68.6

Total core deposits	$31,547,667	100.0%	$31,768,623	100.0%	$31,382,405	100.0%	$20,098,173	100.0%	$20,106,714	100.0%

By Business Segment
Regional Banking:
Central Ohio	$6,665,031	17.5%	$6,332,143	16.8%	$5,931,926	15.4%	$5,016,401	20.4%	$4,984,215	20.3%
Northwest Ohio	2,798,377	7.3	2,837,735	7.5	2,841,442	7.4	1,097,765	4.5	1,062,255	4.3
Greater Cleveland	3,263,713	8.6	3,194,780	8.5	3,071,014	8.0	2,025,824	8.2	2,020,165	8.2
Greater Akron/Canton	2,660,216	7.0	2,636,564	7.0	2,629,397	6.8	1,883,329	7.7	1,909,677	7.8
Southern Ohio / Kentucky	2,676,381	7.0	2,628,766	7.0	2,626,166	6.8	2,353,087	9.6	2,353,129	9.6
Mahoning Valley	1,583,723	4.2	1,550,676	4.1	1,540,095	4.0	—	—	—	—
Ohio Valley	1,291,747	3.4	1,289,027	3.4	1,374,947	3.6	—	—	—	—
West Michigan	2,937,318	7.7	2,919,926	7.7	2,966,558	7.7	2,820,076	11.5	2,826,489	11.5
East Michigan	2,445,148	6.4	2,442,354	6.5	2,420,169	6.3	2,357,108	9.6	2,460,100	10.0
Western Pennsylvania	1,630,114	4.3	1,643,483	4.4	1,663,174	4.3	—	—	—	—
Pittsburgh	956,254	2.5	948,451	2.5	933,468	2.4	—	—	—	—
Central Indiana	1,881,781	4.9	1,896,433	5.0	1,910,530	5.0	851,839	3.5	903,119	3.7
West Virginia	1,584,233	4.2	1,589,903	4.2	1,559,864	4.1	1,586,407	6.4	1,547,095	6.3
Other Regional	781,967	2.1	771,261	2.0	612,620	1.6	526,035	2.1	163,456	2.3

Regional Banking	33,156,003	87.0	32,681,502	86.6	32,081,370	83.5	20,517,871	83.4	20,637,339	83.9
Dealer Sales	55,557	0.1	58,196	0.2	63,399	0.2	57,554	0.2	54,644	0.2
Private Financial and Capital Markets Group	1,542,631	4.0	1,626,043	4.3	1,630,675	4.2	1,106,329	4.5	1,174,618	4.8
Treasury / Other(2)	3,362,150	8.9	3,377,180	8.9	4,628,921	12.1	2,918,158	11.9	2,719,292	11.1

Total deposits	$38,116,341	100.0%	$37,742,921	100.0%	$38,404,365	100.0%	$24,599,912	100.0%	$24,585,893	100.0%

(1)	Reflects post-Sky Financial merger organizational structure effective on July 1, 2007. Accordingly, balances presented for prior periods do not include the impact of the acquisition.

(2)	Comprised largely of national market deposits.

     Core deposits can also increase our need for liquidity as certificates of deposit mature or are withdrawn early and as non-maturity deposits, such as checking and savings account balances, are withdrawn.
     To the extent that we are unable to obtain sufficient liquidity through core deposits, we can meet our liquidity needs through short-term borrowings by purchasing federal funds or by selling securities under repurchase agreements. The Bank also has access to the Federal Reserve’s discount window and term auction facility. As of March 31, 2008, a total of $4.5 billion of commercial loans were pledged to these facilities. As of March 31, 2008, borrowings under the term auction facility totaled $0.6 billion, with a $2.8 billion of borrowing capacity available from both facilities. Additionally, the Bank has a $4.7 billion borrowing capacity at the Federal Home Loan Bank of Cincinnati, of which $1.0 billion remained unused at March 31, 2008. Other sources of liquidity exist within our securities available-for-sale, the relatively shorter-term structure of our commercial loans and automobile loans.
     At March 31, 2008, we believe that the Bank had sufficient liquidity to meet its cash flow obligations for the foreseeable future.
Parent Company Liquidity
     At March 31, 2008, the parent company had $147.5 million in cash or cash equivalents. On January 16, 2008, Huntington declared a quarterly cash dividend on its common stock of $0.265 per common share, payable April 1, 2008, to shareholders of record on March 14, 2008. Also, on April 15, 2008, Huntington declared a quarterly cash dividend on its common stock of $0.1325 per common share, payable July 1, 2008, to shareholders of record on June 13, 2008.
     On April 16, 2008, we issued 500,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). Additionally, on May 1, 2008, the underwriters elected to exercise their option to purchase an additional $69 million of our Series A Preferred Stock. As a result, during the 2008 second quarter, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock will pay, when declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly, commencing July 15, 2008. (Please refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.) Net of the direct costs paid to the underwriters, these issuances increased the parent company’s cash position by approximately $552 million.
     Based on the regulatory dividend limitation, the Bank could not have declared and paid a dividend to the parent company at March 31, 2008, without regulatory approval. We do not anticipate that the parent company will receive dividends from the Bank until the second half of 2008. To help meet any additional liquidity needs, we have an open-ended, automatic shelf registration statement filed and effective with the SEC, which permits us to issue an unspecified amount of debt or equity securities.
     Considering anticipated earnings and the capital raised from the 2008 second quarter preferred-stock issuance (discussed above), we believe the parent company has sufficient liquidity to meet its cash flow obligations.
Credit Ratings
     Credit ratings by the three major credit rating agencies are an important component of our liquidity profile. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core retail and commercial deposits, and our ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. In addition, certain financial on- and off-balance sheet arrangements contain credit rating triggers that could increase funding needs if a negative rating change occurs. Letter of credit commitments for marketable securities, interest rate swap collateral agreements, and certain asset securitization transactions contain credit rating provisions. (See the “Liquidity Risks” section in Part 1 of the 2007 Annual Report on Form 10-K for additional discussion.)
     On February 22, 2008, Moody’s Investor Service confirmed the ratings of the parent company and the Bank. The ratings outlook remained negative.

     Credit ratings as of March 31, 2008, for the parent company and the Bank were:
Table 25 — Credit Ratings

March 31, 2008
	Senior Unsecured	Subordinated
	Notes	Notes	Short-Term	Outlook
Huntington Bancshares Incorporated
Moody’s Investor Service	A3	Baal	P-2	Negative
Standard and Poor’s	BBB+	BBB	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Negative

The Huntington National Bank
Moody’s Investor Service	A2	A3	P-1	Negative
Standard and Poor’s	A-	BBB+	A-2	Negative
Fitch Ratings	A-	BBB+	F1	Negative
     These credit ratings were unchanged from December 31, 2007.
Off-Balance Sheet Arrangements
     In the normal course of business, we enter into various off-balance sheet arrangements. These arrangements include financial guarantees contained in standby letters of credit issued by the Bank and commitments by the Bank to sell mortgage loans.
     Through our credit process, we monitor the credit risks of outstanding standby letters of credit. When it is probable that a standby letter of credit will be drawn and not repaid in full, losses are recognized in the provision for credit losses. At March 31, 2008, we had $1.6 billion of standby letters of credit outstanding, of which 40% were collateralized.
     We enter into forward contracts relating to the mortgage banking business. At March 31, 2008, and December 31, 2007, and March 31, 2007, we had commitments to sell residential real estate loans of $803.2 million, $555.9 million, and $373.7 million, respectively. These contracts mature in less than one year.
     We do not believe that off-balance sheet arrangements will have a material impact on our liquidity or capital resources.
Operational Risk
     As with all companies, Huntington is subject to operational risk, which is the inherent risk in the day-to-day operations that could result in losses due to human error, inadequate or failed internal systems and controls, and external events. Operational risk also encompasses compliance (legal) risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. External influences such as market conditions, fraudulent activities, disasters, security risks, and legal risks have also significantly increased the potential for operational loss. We continuously strive to strengthen our system of internal controls to ensure compliance with laws, rules and regulations, and to improve the oversight of our operational risk.
Capital
     Capital is managed both at the Bank and on a consolidated basis. Capital levels are maintained based on regulatory capital requirements and the economic capital required to support credit, market, liquidity, and operational risks inherent in our business, and to provide the flexibility needed for future growth and new business opportunities.
     Shareholders’ equity totaled $5.9 billion at March 31, 2008. This balance was a slight decrease from December 31, 2007.

     On April 16, 2008, we issued 500,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). Additionally, on May 1, 2008, the underwriters elected to exercise their option to purchase an additional $69 million of our Series A Preferred Stock. As a result, during the 2008 second quarter, we issued an aggregate $569 million of Series A Preferred Stock. The Series A Preferred Stock will pay, when declared by our board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly, commencing July 15, 2008. On a pro forma basis, these issuances would have increased our March 31, 2008 capital ratios by approximately 100-115 basis points. (Please refer to Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.) Additionally, to accelerate the building of capital and to lower the cost of issuing the aforementioned securities, we also reduced our quarterly common stock dividend to $0.1325 per common share, payable July 1, 2008 to shareholders of record on June 13, 2008. This represented a 50% reduction from the previous quarterly cash dividend of $0.265 per common share.
     No shares were repurchased during the quarter. Though there are currently 3.9 million shares remaining available under the current authorization announced April 20, 2006, no future share repurchases are contemplated.
     As shown in the table below, our tangible equity to assets ratio was 4.92% at March 31, 2008, down from 7.11% a year ago, and from 5.08% at December 31, 2007. Of the 16 basis point decline from December 31, 2007, 14 basis points reflected a $72.6 million after-tax reduction to accumulated other comprehensive losses in the current quarter due to a decline in fair values of investment securities.
Table 26 — Consolidated Capital Adequacy

	“Well-
	Capitalized”	2008	2007
(in millions)	Minimums	March 31,	December 31,	September 30,	June 30,	March 31,

Total risk-weighted assets (1)		$46,546	$46,044	$45,931	$32,121	$31,473

Tier 1 leverage ratio (1)	5.00%	6.83%	6.77%	7.57%	9.07%	8.24%
Tier 1 risk-based capital ratio (1)	6.00	7.56	7.51	8.35	9.74	8.98
Total risk-based capital ratio (1)	10.00	10.87	10.85	11.58	13.49	12.82

Tangible equity / asset ratio		4.92	5.08	5.70	6.87	7.11
Tangible equity / risk-weighted assets ratio (1)		5.57	5.67	6.46	7.66	7.77
Average equity / average assets		10.70	11.40	11.50	8.66	8.63

(1)	March 31, 2008 figures are estimated. Based on an interim decision by the banking agencies on December 14, 2006, Huntington has excluded the impact of adopting Statement 158 from the regulatory capital calculations.
     The Bank is primarily supervised and regulated by the Office of the Comptroller of the Currency, which establishes regulatory capital guidelines for banks similar to those established for bank holding companies by the Federal Reserve Board. We intend to maintain the Bank’s risk-based capital ratios at levels at which the Bank would be considered “well capitalized” by regulators. At March 31, 2008, the Bank had Tier 1 and total risk-based capital in excess of the minimum level required to be considered “well capitalized” of $413.3 million and $178.7 million, respectively.

Table 27 — Quarterly Common Stock Summary

	2008	2007
(in thousands, except per share amounts)	First	Fourth	Third	Second	First

Common stock price, per share
High (1)	$14.870	$18.390	$22.930	$22.960	$24.140
Low (1)	9.640	13.500	16.050	21.300	21.610
Close	10.750	14.760	16.980	22.740	21.850
Average closing price	12.268	16.125	18.671	22.231	23.117

Dividends, per share
Cash dividends declared on common stock	$0.265	$0.265	$0.265	$0.265	$0.265

Common shares outstanding
Average — basic	366,235	366,119	365,895	236,032	235,586
Average — diluted	367,208	366,119	368,280	239,008	238,754
Ending	366,226	366,262	365,898	236,244	235,714
Book value per share	$16.13	$16.24	$17.08	$12.97	$12.95
Tangible book value per share	7.08	7.13	8.10	10.41	10.37

(1)	High and low stock prices are intra-day quotes obtained from NASDAQ.

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
     Acquisition of Sky Financial
     The businesses acquired in the Sky Financial merger were fully integrated into each of the corresponding Huntington lines of business as of July 1, 2007. The Sky Financial merger had the largest impact to Regional Banking, but also impacted PFCMG and Treasury/Other. For Regional Banking, the merger added four new banking regions and strengthened our presence in five regions where Huntington previously operated. The merger did not significantly impact Dealer Sales.
     After completion of the Sky Financial acquisition, we combined Sky Financial’s operations with ours. Methodologies were implemented to estimate the approximate effect of the acquisition for the entire company; however, these methodologies were not designed to estimate the approximate effect of the acquisition to individual lines of business. As a result, the effect of the acquisition to the individual lines of business is not quantifiable. In the following individual line of business discussions, 2008 first quarter results are compared with 2007 fourth quarter results. We believe that this comparison provides the most meaningful analysis because: (1) the impacts of the Sky Financial acquisition are included in both the 2008 first quarter and 2007 fourth quarter results, and (2) the comparisons of 2008 first quarter results to 2007 first quarter results are distorted as a result of the non-quantifiable impact of the Sky Financial acquisition to the individual lines of business.
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
     Treasury/Other
     The Treasury function includes revenue and expense related to assets, liabilities, and equity not directly assigned or allocated to one of the other three business segments. Assets in this segment include insurance, investment securities, and bank owned life insurance. The financial impact associated with our FTP methodology, as described above, is also included in this segment.
     Net interest income includes the impact of administering our investment securities portfolios and the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments such as bank owned life insurance income, insurance revenue, and any investment securities and trading assets gains or losses. Non-interest expense includes certain corporate administrative, merger, and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.
     The decline in the net interest margin from the 2007 fourth quarter primarily reflected the impact of the rapid reduction in interest rates during the 2008 first quarter, which were more quickly reflected in the downward repricing of loans and leases than in our funding costs. Funding costs, particularly as related to deposits, continued to reflect the competitive deposit pricing environment, as well as the low absolute rates in selected deposit accounts, which make it difficult to pass on interest rate reductions equivalent to that occurring in the overall interest rate environment. As this decline is primarily related to interest rate risk, and our FTP methodology is constructed so as to eliminate interest rate risk from the lines of business, the decline in our net interest margin, and resulting decline in net interest income, for the 2008 first quarter is reflected in our Treasury/Other segment.
Net Income by Business Segment
     The company reported net income of $127.1 million in the 2008 first quarter. This compared with a net loss of $239.3 million in the 2007 fourth quarter, an increase of $366.3 million. The breakdown of net income for the 2008 first quarter by business segment is as follows:
▪	Regional Banking: $116.1 million ($290.2 million increase from 2007 fourth quarter)

▪	Dealer Sales: $3.7 million ($2.1 million decrease from 2007 fourth quarter)

▪	PFCMG: $12.7 million ($7.2 million increase from 2007 fourth quarter)

▪	Treasury/Other: $5.5 million loss ($71.1 million increase from 2007 fourth quarter)

Regional Banking
(This section should be read in conjunction with Significant Items 1, 2, and 4.)
Objectives, Strategies, and Priorities
     Our Regional Banking line of business provides traditional banking products and services to consumer, small business, and commercial customers located in its 13 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia, and Kentucky. It provides these services through a banking network of over 600 branches, and almost 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services on a limited basis outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At March 31, 2008, Retail Banking accounted for 51% and 80% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
     We have a business model that emphasizes the delivery of a complete set of banking products and services offered by larger banks, but distinguished by local decision-making about the pricing and the offering of these products. Our strategy is to focus on building a deeper relationship with our customers by providing a “Simply the Best” service experience. This focus on service requires continued investments in state-of-the-art platform technology in our branches, award-winning retail and business websites for our customers, extensive development of associates, and internal processes that empower our local bankers to serve our customers better. We expect the combination of local decision-making and “Simply the Best” service provides a competitive advantage and supports revenue and earnings growth.
2008 First Quarter versus 2007 Fourth Quarter
     Table 28 — Key Performance Indicators for Regional Banking

	Three Months Ended
	March 31,	December 31,	Change
(in thousands unless otherwise noted)	2008	2007	Amount	Percent

Net income — operating	$116,148	$(174,023)	$290,171	N.M. %
Total average assets (in millions of dollars)	34,193	34,551	(358)	(1.0)
Total average deposits (in millions of dollars)	32,750	32,453	297	0.9
Return on average equity	19.9%	(29.7)%	49.6%	N.M.
Retail banking # DDA households (eop)	895,340	896,567	(1,227)	(0.1)
Retail banking # new relationships 90-day cross-sell (average)	2.38	2.75	(0.37)	(13.5)
Small business # business DDA relationships (eop)	104,493	103,765	728	0.7
Small business # new relationships 90-day cross-sell (average)	2.03	2.28	(0.25)	(11.0)
Mortgage banking closed loan volume (in millions)	$1,242	$985	$257	26.1

N.M., not a meaningful value.
eop — End of Period.
     Regional Banking contributed $116.1 million, or 91%, of the company’s net income in the 2008 first quarter. This compares with a net loss of $174.0 million in the 2007 fourth quarter, and represented an increase of $290.2 million.
     The most notable factor contributing to the $290.2 million increase in net income was the $424.0 million reduction to the provision for credit losses. This reduction primarily reflected the 2007 fourth quarter provision of $405.8 million relating to the Franklin relationship loan restructuring. Also contributing to the reduction in provision for credit losses was the benefit of lower non-Franklin related commercial net charge-offs.
     Fully taxable equivalent net interest income increased $23.6 million, or 7%, primarily reflecting a 36 basis point increase in the net interest margin to 4.46% from 4.10%. This increase primarily reflected Franklin loans not accruing interest for a portion of the 2007 fourth quarter, as well as lower funding costs for non-earning assets, and widening spreads in both our commercial and consumer loans resulting in part from more disciplined pricing on new loan originations. These benefits to the net interest margin were partially offset by the negative impact of spread compression on our deposit portfolios reflecting the competitive deposit-pricing environment.
     Non-interest income decreased $16.2 million, or 12%, primarily reflecting: (1) $10.9 million decrease in mortgage banking income due to $12.9 million of higher losses related to the net hedging impact of MSRs, and (2) $8.7 million decrease in deposit service charges primarily reflecting a seasonal decline in personal service charges.
     Although total mortgage banking income decreased reflecting the net MSR hedging negative impact, core mortgage banking income, primarily origination and secondary market fees, increased. This increase reflected a 26% increase in originations due to a significant increase in refinance activity reflecting low market interest rates.
     Non-interest expense decreased $14.9 million, or 6%, primarily reflecting lower allocated costs.
     Net charge-offs totaled $34.8 million, or an annualized 0.44% of average loans and leases, in the 2008 first quarter compared with $363.2 million, or an annualized 4.49% of average loans and leases, in the 2007 fourth quarter. This decrease was largely due to the $308.5 million charge off related to Franklin during the 2007 fourth quarter. Excluding the Franklin impact, net charge-offs were $54.7 million during the 2007 fourth quarter, and declined $19.8 million to $34.8 million in the 2008 first quarter. This decrease was primarily a result of higher charge-offs during the 2007 fourth quarter reflecting several large charge-offs, specifically to loans made in our eastern Michigan and northern Ohio regions.

Dealer Sales
(This section should be read in conjunction with Significant Item 1.)
Objectives, Strategies, and Priorities
     Our Dealer Sales line of business provides a variety of banking products and services to more than 3,700 automotive dealerships within our primary banking markets, as well as in Arizona, Florida, Nevada, New Jersey, New York, Tennessee, and Texas. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships; purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases; finances dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, and their working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. We have been in this line of business for over 50 years.
     The Dealer Sales strategy has been to focus on developing relationships with the dealership through its finance department, general manager, and owner. An underwriter who understands each local market makes loan decisions, though we prioritize maintaining pricing discipline over market share.
     2008 First Quarter versus 2007 Fourth Quarter
Table 29 — Key Performance Indicators for Dealer Sales

	Three Months Ended
	March 31,	December 31,	Change
(in thousands unless otherwise noted)	2008	2007	Amount	Percent

Net income — operating	$3,721	$5,860	$(2,139)	(36.5)%
Total average assets (in millions of dollars)	5,549	5,342	207	3.9
Return on average equity	7.8%	12.8%	(5.0)%	(39.1)
Automobile loans production (in millions)	$678.9	$487.1	$191.8	39.4
Automobile leases production (in millions)	67.9	76.9	(9.0)	(11.7)

     Dealer Sales contributed $3.7 million, or 3%, of the company’s net income in the 2008 first quarter. This compared with $5.9 million in the 2007 fourth quarter, and represented a decline of $2.1 million, or 37%.
     The most notable factor contributing to the $2.1 million decline in net income was a $4.8 million increase to the provision for credit losses due to increases in the absolute and relative level of reserves reflecting the continued economic weakness in our markets. Also contributing to the increase was a $0.2 billion, or 4%, growth in total average loans and leases.
     Partially offsetting the increase to provision for credit losses was a $1.5 million, or 4%, increase in fully taxable equivalent net interest income also reflecting the previously mentioned $0.2 billion, or 4%, increase in total average loans and leases. This $0.2 billion increase reflected a $0.3 billion, or 8%, increase in average automobile loans, reflecting: (1) the repurchase of $67 million of loans representing the residual portion of a matured 2004 automobile loan securitization, and (2) 39% increase in automobile loan production. The increase in automobile loan production reflected the consistent execution of our commitment to service quality to our dealers, as well as market dynamics that have resulted in some competitors reducing their automobile lending activities. Also contributing to the increase in fully taxable equivalent net interest income was a 5 basis point increase in the net interest margin to 2.49% from 2.44%.
     The increase in total average automobile loans was partially offset by $0.2 billion, or 14%, decline in average automobile leases, reflecting run-off in that portfolio as all automobile lease originations are recorded as operating leases effective in the 2007 fourth quarter. Additionally, automobile lease production continues to be challenged by special programs offered by automobile manufacturers’ captive finance companies to enhance and increase new vehicle sales.

     Non-interest expense (excluding operating lease expense) increased $0.7 million, or 3%, reflecting increased indirect production related expenses and lease residual value losses due to continued softness in the used car sales prices. Partially offsetting the increase in non-interest expense was a $0.1 million, or 2%, increase in non-interest income (excluding operating lease income).
     Automobile operating lease income increased $0.6 million, or 79%, reflecting an increase in operating lease assets. This increase consisted of a $3.2 million increase in non-interest income and a $2.6 million increase in non-interest expense. As discussed previously, all automobile lease originations since the 2007 fourth quarter were recorded as operating leases.
     Net charge-offs totaled $11.7 million, or an annualized 0.82% of average related loans and leases compared with $10.9 million, or an annualized 0.79% of average related loans and leases in the 2007 fourth quarter. This increase reflected the continued economic weakness in our markets.

Private Financial and Capital Markets Group (PFCMG)
(This section should be read in conjunction with Significant Items 1, 5, and 6.)
Objectives, Strategies, and Priorities
     The PFCMG provides products and services designed to meet the needs of higher net worth customers. Revenue results from the sale of trust, asset management, investment advisory, brokerage, and private banking products and services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and interest rate risk management products. To serve higher net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels. PFCMG provides investment management and custodial services to our Huntington Funds, which consists of 31 proprietary mutual funds, including 11 variable annuity funds. Huntington Fund assets represented 29% of the approximately $15.4 billion total assets under management at March 31, 2008. The Huntington Investment Company offers brokerage and investment advisory services to both Regional Banking and PFCMG customers through a combination of licensed investment sales representatives and licensed personal bankers.
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
2008 First Quarter versus 2007 Fourth Quarter
     Table 30 — Key Performance Indicators for Private Financial and Capital Markets Group

	Three Months Ended
	March 31,	December 31,	Change
(in thousands unless otherwise noted)	2008	2007	Amount	Percent

Net income — operating	$12,695	$5,479	$7,216	N.M. %
Total average assets (in millions of dollars)	2,994	2,878	116	4.0
Return on average equity	25.7%	11.1%	14.6%	N.M.
Total brokerage and insurance income	$16,882	$14,385	$2,497	17.4
Total assets under management (in billions)	15.4	16.3	(0.9)	(5.5)
Total trust assets (in billions)	55.1	60.1	(5.0)	(8.3)

     N.M., not a meaningful value.
     PFCMG contributed $12.7 million, or 10%, of the company’s net income in the 2008 first quarter. This compared with $5.5 million in the 2007 fourth quarter, and represented an increase of $7.2 million.
     The most notable factors contributing to the $7.2 million increase in net income were: (1) $4.3 million improvement in other non-interest income reflecting increased revenue related to customer derivative revenue, and (2) $4.2 million decrease to the provision for credit losses resulting from lower net charge-offs during the quarter as well as a decline in total ending loan balance growth.
     Fully taxable equivalent net interest income increased $0.8 million, or 3%, reflecting a 14 basis point increase in the net interest margin. The increase in the net interest margin reflected a 3% growth in average commercial loan balances as well as wider spreads, particularly on home equity lines.
     Non-interest income increased $5.8 million, or 15%, primarily reflecting: (a) $4.7 million increase associated with customer derivative revenue, as previously noted, (b) $2.5 million increase in brokerage and insurance income, reflecting a 35% increase in annuity sales volume, due in part to increased sales penetration achieved from the Sky Financial acquisition, and (c) $6.7 million reduction in losses in the public equity funds portfolio. These increases were partially offset by: (a) $5.9 million venture capital loss on an investment in Skybus airlines, and (b) $1.1 million decrease in trust services primarily reflecting the decrease in total trust assets and assets under management resulting from the reduced market valuations, and to a lesser degree, a decline in corporate trust annual renewal fees.
     Non-interest expense decreased $0.3 million, or 1%, as increased personnel costs were more than offset by lower allocated costs.
     Net charge-offs totaled $2.0 million, or an annualized 0.31% of average loans and leases, for the 2008 first quarter as compared with $3.8 million, or an annualized 0.60% of average loans and leases, in the 2007 fourth quarter. The 2007 fourth quarter included mezzanine loan charge-offs that totaled $2.0 million, whereas the current quarter included net charge-off recoveries of $0.2 million on mezzanine loans.

Item 1. Financial Statements
Huntington Bancshares Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	2008	2007
(in thousands, except number of shares)	March 31,	December 31,	March 31,

Assets
Cash and due from banks	$1,242,422	$1,416,597	$867,256
Federal funds sold and securities purchased under resale agreements	1,038,820	592,649	701,951
Interest bearing deposits in banks	253,221	340,090	100,417
Trading account securities	1,246,877	1,032,745	76,631
Loans held for sale (loans at fair value, $565,913 at March 31, 2008)	632,266	494,379	277,538
Investment securities	4,313,006	4,500,171	3,724,676
Loans and leases	41,014,219	40,054,338	26,266,746
Allowance for loan and lease losses	(627,615)	(578,442)	(282,976)

Net loans and leases	40,386,604	39,475,896	25,983,770

Bank owned life insurance	1,327,031	1,313,281	1,097,986
Premises and equipment	544,718	557,565	377,687
Goodwill	3,047,407	3,059,333	569,779
Other intangible assets	409,055	427,970	57,165
Accrued income and other assets	1,610,542	1,486,792	1,144,443

Total Assets	$56,051,969	$54,697,468	$34,979,299

Liabilities and Shareholders’ Equity Liabilities
Deposits	$38,116,341	$37,742,921	$24,585,893
Short-term borrowings	3,336,738	2,843,638	1,577,732
Federal Home Loan Bank advances	3,684,193	3,083,555	1,197,411
Other long-term debt	1,907,881	1,937,078	2,173,818
Subordinated notes	1,930,183	1,934,276	1,280,870
Accrued expenses and other liabilities	1,170,054	1,206,860	1,112,215

Total Liabilities	50,145,390	48,748,328	31,927,939

Shareholders’ equity
Preferred stock — authorized 6,617,808 shares; none outstanding	—	—	—
Common stock — No par value and authorized 500,000,000 shares; issued 236,301,562 shares; outstanding 235,713,500 shares.	—	—	2,072,976
Par value of $0.01 and authorized 1,000,000,000 shares; issued 367,007,244 shares and 367,000,815 shares, respectively; outstanding 366,226,146 and 366,261,676, respectively	3,670	3,670	—
Capital surplus	5,241,033	5,237,783	—
Less 781,098, 739,139 and 588,062 treasury shares at cost, respectively	(14,834)	(14,391)	(11,128)
Accumulated other comprehensive loss:
Unrealized (losses) gains on investment securities	(79,396)	(10,011)	11,562
Unrealized gains on cash flow hedging derivatives	4,307	4,553	12,901
Pension and other postretirement benefit adjustments	(47,128)	(44,153)	(83,972)
Retained earnings	798,927	771,689	1,049,021

Total Shareholders’ Equity	5,906,579	5,949,140	3,051,360

Total Liabilities and Shareholders’ Equity	$56,051,969	$54,697,468	$34,979,299

See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007

Interest and fee income
Loans and leases
Taxable	$658,470	$461,141
Tax-exempt	1,736	471
Investment securities
Taxable	53,895	55,115
Tax-exempt	7,354	6,093
Other	31,956	12,129

Total interest income	753,411	534,949

Interest expense
Deposits	274,883	196,723
Short-term borrowings	19,156	19,837
Federal Home Loan Bank advances	33,720	12,510
Subordinated notes and other long-term debt	48,828	50,324

Total interest expense	376,587	279,394

Net interest income	376,824	255,555
Provision for credit losses	88,650	29,406

Net interest income after provision for credit losses	288,174	226,149

Service charges on deposit accounts	72,668	44,793
Trust services	34,128	25,894
Brokerage and insurance income	36,560	16,082
Other service charges and fees	20,741	13,208
Bank owned life insurance income	13,750	10,851
Mortgage banking (loss) income	(7,063)	9,351
Securities gains	1,429	104
Other income	63,539	24,894

Total non-interest income	235,752	145,177

Personnel costs	201,943	134,639
Outside data processing and other services	34,361	21,814
Net occupancy	33,243	19,908
Equipment	23,794	18,219
Amortization of intangibles	18,917	2,520
Marketing	8,919	7,696
Professional services	9,090	6,482
Telecommunications	6,245	4,126
Printing and supplies	5,622	3,242
Other expense	28,347	23,426

Total non-interest expense	370,481	242,072

Income before income taxes	153,445	129,254
Provision for income taxes	26,377	33,528

Net income	$127,068	$95,726

Average common shares — basic	366,235	235,586
Average common shares — diluted	367,208	238,754

Per common share
Net income — basic	$0.35	$0.41
Net income — diluted	0.35	0.40
Cash dividends declared	0.265	0.265
    See notes to unaudited condensed consolidated financial statements

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

								Accumulated
								Other
	Preferred Stock		Common Stock		Capital	Treasury Stock		Comprehensive	Retained
(in thousands)	Shares	Amount	Shares	Amount	Surplus	Shares	Amount	Loss	Earnings	Total

Three Months Ended March 31, 2007:
Balance, beginning of period	—	$—	236,064	$2,064,764	$—	(589)	$(11,141)	$(55,066)	$1,015,769	$3,014,326

Comprehensive Income:
Net income									95,726	95,726
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of ($1,463)								(2,692)		(2,692)
Unrealized losses on cash flow hedging derivatives, net of tax of ($2,211)								(4,107)		(4,107)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($1,101)								2,045		2,045
Prior service costs, net of tax of ($70)								131		131
Transition obligation, net of tax of ($97)								180		180

Total comprehensive income										91,283

Cash dividends declared ($0.265 per share)									(62,474)	(62,474)
Recognition of the fair value of share-based compensation				3,940						3,940
Other share-based compensation activity			238	4,347						4,347
Other				(75)		1	13			(62)

Balance, end of period	—	—	236,302	2,072,976	—	(588)	(11,128)	(59,509)	1,049,021	3,051,360

Three Months Ended March 31, 2008:
Balance, beginning of period	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(49,611)	771,689	5,949,140
Cumulative effect of change in accounting principle for fair value of assets and libilities, net of tax of ($803)									1,491	1,491
Cumulative effect of changing measurement date provisions for pension and post-retirement assets and obligations, net of tax of $4,324								(3,834)	(4,195)	(8,029)

Balance, beginning of period — as adjusted	—	—	367,001	3,670	5,237,783	(739)	(14,391)	(53,445)	768,985	5,942,602

Comprehensive Income:
Net income									127,068	127,068
Unrealized net losses on investment securities arising during the period, net of reclassification (1) for net realized gains, net of tax of $37,930								(69,385)		(69,385)
Unrealized losses on cash flow hedging derivatives, net of tax of $132								(246)		(246)
Amortization included in net periodic benefit costs:
Net actuarial loss, net of tax of ($281)								522		522
Prior service costs, net of tax of ($84)								157		157
Transition obligation, net of tax of ($97)								180		180

Total comprehensive income										58,296

Cash dividends declared ($0.265 per share)									(97,062)	(97,062)
Recognition of the fair value of share-based compensation					3,654					3,654
Other share-based compensation activity			6	—	(219)				(64)	(283)
Other					(185)	(42)	(443)			(628)

Balance, end of period	—	$—	367,007	$3,670	$5,241,033	(781)	$(14,834)	$(122,217)	$798,927	$5,906,579

(1)	Reclassification adjustments represent net unrealized gains or losses as of December 31 of the prior year on investment securities that were sold during the current year. For the three months ended March 31, 2008 and 2007, the reclassification adjustments were $929, net of tax of ($500), and $68, net of tax of ($36), respectively.
See notes to unaudited condensed consolidated financial statements.

Huntington Bancshares Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Operating activities
Net income	$127,068	$95,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	88,650	29,406
Depreciation and amortization	59,125	21,226
Net increase in current and deferred income taxes	135,936	87,676
Net increase in trading account securities	(214,132)	(40,575)
Originations of loans held for sale	(1,026,797)	(600,113)
Principal payments on and proceeds from loans held for sale	865,360	584,561
Other, net	(40,670)	3,024

Net cash (used for) provided by operating activities	(5,460)	180,931

Investing activities
Increase in interest bearing deposits in banks	(51,512)	(26,248)
Proceeds from:
Maturities and calls of investment securities	108,541	118,718
Sales of investment securities	133,269	426,156
Purchases of investment securities	(162,087)	(21,620)
Proceeds from sales of loans	—	108,698
Net loan and lease originations, excluding sales	(1,006,819)	(240,481)
Purchases of operating lease assets	(72,396)	(2,491)
Proceeds from sale of operating lease assets	10,639	12,323
Purchases of premises and equipment	(13,629)	(18,563)
Other, net	18,708	5,348

Net cash (used for) provided by investing activities	(1,035,286)	361,840

Financing activities
Increase (decrease) in deposits	367,188	(464,425)
Increase (decrease) in short-term borrowings	536,335	(98,457)
Maturity/redemption of subordinated notes	(50,000)	—
Proceeds from Federal Home Loan Bank advances	602,771	200,600
Maturity/redemption of Federal Home Loan Bank advances	(2,261)	(10)
Maturity of long-term debt	(44,211)	(70,023)
Dividends paid on common stock	(96,797)	(61,540)
Other, net	(283)	(456)

Net cash provided by (used for) financing activities	1,312,742	(494,311)

Increase in cash and cash equivalents	271,996	48,460
Cash and cash equivalents at beginning of period	2,009,246	1,520,747

Cash and cash equivalents at end of period	$2,281,242	$1,569,207

Supplemental disclosures:
Income taxes paid (refunded)	$(109,559)	$238
Interest paid	375,258	294,617
Non-cash activities
Common stock dividends accrued, paid in subsequent quarter	77,027	48,205
See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Huntington Bancshares Incorporated (Huntington or the Company) reflect all adjustments consisting of normal recurring accruals, which are, in the opinion of Management, necessary for a fair presentation of the consolidated financial position, the results of operations, and cash flows for the periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC) and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been omitted. The Notes to Consolidated Financial Statements appearing in Huntington’s 2007 Annual Report on Form 10-K, (2007 Form 10-K), which include descriptions of significant accounting policies, as updated by the information contained in this report, should be read in conjunction with these interim financial statements.
     Certain amounts in the prior-year’s financial statements have been reclassified to conform to the current period presentation.
     For statement of cash flows purposes, cash and cash equivalents are defined as the sum of “Cash and due from banks” and “Federal funds sold and securities purchased under resale agreements.”
Note 2 – New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurements (Statement No. 157) – In September 2006, the FASB issued Statement No. 157. This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. Huntington adopted Statement No. 157 effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements (See Condensed Consolidated Statements of Shareholders’ Equity and Note 10).
In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of Statement No. 157. FSP 157-2 delays the effective date of Statement No. 157 for all non recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Huntington is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non recurring disclosure to nonfinancial assets or nonfinancial liabilities valued at fair value on a non-recurring basis.
FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement No. 159) – In February 2007, the FASB issued Statement No. 159. This Statement permits entities to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. Huntington adopted Statement No. 159, effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements (See Condensed Consolidated Statements of Shareholders’ Equity and Note 10).

FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP 39-1) – In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. The Company has historically presented all of its derivative positions and related collateral on a gross basis.
Effective January 1, 2008, the Company adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance resulted in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of the derivative contracts but overall are not expected to have a material impact on either total assets or total liabilities. The adoption of this presentation change did not have an impact on stockholders’ equity, results of operations, or liquidity.
Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) – In November 2007, the SEC issued SAB 109. SAB 109 provides the staff’s views on the accounting for written loan commitments recorded at fair value. To make the staff ‘s views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Huntington adopted SAB 109, effective January 1, 2008. The impact of this new pronouncement was not material to Huntington’s consolidated financial statements.
FASB Statement No. 141 (Revised 2007), Business Combinations (Statement No. 141R) – Statement No. 141R was issued in December 2007. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. Early application is prohibited.
FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Statement No. 160) – Statement No. 160 was issued in December 2007. The statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The statement is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact this Statement will have on its consolidated financial statements.
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (Statement No. 161) – The FASB issued Statement No. 161 in March 2008. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact this Statement will have on its consolidated financial statements.
Note 3 – Restructured Loans
     From time to time, as part of our loss mitigation process, loans may be renegotiated in a troubled debt restructuring when we determine that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation or bankruptcy. We may consider the borrower’s payment status and history, borrower’s ability to pay upon a rate reset on an adjustable rate mortgage, size of the payment increase upon a rate reset, period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty.

These restructuring generally occur within the residential mortgage and home equity loan portfolios and are not material in any period presented.
Franklin Credit Management relationship
     Franklin is a specialty consumer finance company primarily engaged in the servicing and resolution of performing, reperforming, and nonperforming residential mortgage loans. Franklin’s portfolio consists of loans secured by 1-4 family residential real estate that generally fall outside the underwriting standards of Fannie Mae and Freddie Mac and involve elevated credit risk as a result of the nature or absence of income documentation, limited credit histories, and higher levels of consumer debt or past credit difficulties. Franklin purchased these loan portfolios at a discount to the unpaid principal balance and originated loans with interest rates and fees calculated to provide a rate of return adjusted to reflect the elevated credit risk inherent in these types of loans. Franklin originated nonprime loans through its wholly owned subsidiary, Tribeca Lending Corp., and has generally held for investment the loans acquired and a significant portion of the loans originated.
     Loans to Franklin are funded by a bank group, of which Huntington is the lead bank and largest participant. The loans participated to other banks have no recourse to Huntington. The term debt exposure is secured by over 30,000 individual first- and second-priority lien residential mortgages. In addition, pursuant to an exclusive lockbox arrangement, Huntington receives all payments made to Franklin on these individual mortgages.
     The following table details Huntington’s loan relationship with Franklin as of March 31, 2008:
Commercial Loans to Franklin

			Bank
			Group	Participated	Huntington
	Franklin	Tribeca	Exposure	to others	Exposure
(in thousands of dollars)
Variable rate, term loan (Facility A)	$573,396	$408,726	$982,122	$(195,595)	$786,527
Variable rate, subordinated term loan (Facility B)	321,014	98,774	419,788	(71,647)	348,141
Fixed rate, junior subordinated term loan (Facility C)	125,000	—	125,000	(8,224)	116,776
Line of credit facility	733	—	733	—	733
Other variable rate term loans	43,920	—	43,920	(21,960)	21,960

Subtotal	1,064,063	507,500	1,571,563	$(297,426)	$1,274,137

Participated to others	(193,861)	(103,565)	(297,426)

Total principal owed to Huntington	870,202	403,935	1,274,137
Amounts charged off	(116,776)	—	(116,776)

Total book value of loans	$753,426	$403,935	$1,157,361

     Included in our allowance for loan and lease losses was an allowance of $115.3 million associated with our relationship with Franklin. The adequacy of this reserve is determined using the same allowance for loan and lease losses (ALLL) methodology for non-Franklin-related loans, including estimates of probability-of-default for each of Franklin’s three portfolios of loans. As such, it is management’s opinion that the Franklin-related allowance was adequate based on our estimate at the end of the quarter of probable losses inherent in that portfolio. However, events currently unforeseen could result in changes to the estimate of probable losses.
     The Bank has committed to a plan to reduce its exposure to Franklin to its legal lending limit by September 30, 2008. Management anticipates that it can achieve this plan either by the sale of loans to third parties, or by the transfer of these balances to a subsidiary of the holding company.

Note 4 — Investment Securities
     Listed below are the contractual maturities (under 1 year, 1-5 years, 6-10 years, and over 10 years) of investment securities at March 31, 2008, December 31, 2007, and March 31, 2007:

	March 31, 2008		December 31, 2007		March 31, 2007
	Amortized		Amortized		Amortized
(in thousands of dollars)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Treasury
Under 1 year	$200	$203	$299	$303	$130	$129
1-5 years	250	255	250	253	648	650
6-10 years	—	—	—	—	—	—
Over 10 years	—	—	—	—	—	—

Total U.S. Treasury	450	458	549	556	778	779

Federal agencies
Mortgage backed securities
Under 1 year	—	—	—	—	2,249	2,248
1-5 years	—	—	—	—	11,361	11,432
6-10 years	1	1	1	1	3,455	3,460
Over 10 years	1,485,348	1,497,661	1,559,387	1,571,991	1,222,972	1,230,560

Total mortgage-backed Federal agencies	1,485,349	1,497,662	1,559,388	1,571,992	1,240,037	1,247,700

Other agencies
Under 1 year	100,839	100,797	101,367	101,412	—	—
1-5 years	66,477	67,042	62,121	64,010	149,324	149,628
6-10 years	10,017	10,278	6,707	6,802	—	—
Over 10 years	—	—	—	—	—	—

Total other Federal agencies	177,333	178,117	170,195	172,224	149,324	149,628

Total Federal agencies	1,662,682	1,675,779	1,729,583	1,744,216	1,389,361	1,397,328

Municipal securities
Under 1 year	61	61	61	61	42	42
1-5 years	18,957	19,581	14,814	15,056	9,726	9,734
6-10 years	202,679	205,501	179,423	181,018	164,760	164,160
Over 10 years	492,953	490,613	497,086	501,191	407,244	411,275

Total municipal securities	714,650	715,756	691,384	697,326	581,772	585,211

Private label CMO
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	—	—
6-10 years	—	—	—	—	—	—
Over 10 years	760,510	729,368	784,339	783,047	551,070	556,342

Total private label CMO	760,510	729,368	784,339	783,047	551,070	556,342

Asset backed securities
Under 1 year	—	—	—	—	—	—
1-5 years	—	—	—	—	30,000	30,019
6-10 years	—	—	—	—	—	—
Over 10 years	856,877	750,695	869,654	834,489	987,045	987,849

Total asset backed securities	856,877	750,695	869,654	834,489	1,017,045	1,017,868

Other
Under 1 year	1,701	1,701	2,750	2,744	6,500	6,487
1-5 years	11,848	11,896	10,399	10,401	4,146	4,133
6-10 years	598	599	446	452	642	644
Over 10 years	64	113	3,606	4,004	44	86
Non-marketable equity securities	417,601	417,601	414,583	414,583	150,754	150,754
Marketable equity securities	8,829	9,040	8,368	8,353	4,698	5,044

Total other	440,641	440,950	440,152	440,537	166,784	167,148

Total investment securities	$4,435,810	$4,313,006	$4,515,661	$4,500,171	$3,706,810	$3,724,676

     Other securities included Federal Home Loan Bank and Federal Reserve Bank stock, corporate debt, and marketable equity securities.
     For the three months ended March 31, 2008 and 2007, gross gains from sales of securities totaled $4.5 million and $5.0 million, respectively, and gross losses totaled less than $0.1 million and $1.6 million, respectively. For the three month periods ended March 31, 2008 and 2007, Huntington also recognized an additional $3.1 million and $3.3 million, respectively, of losses relating to securities that were identified as other-than-temporarily impaired. These securities, included in the asset-backed securities portfolio, had a total carrying value of $2.8 million at March 31, 2008.
     As of March 31, 2008, Management has evaluated all other investment securities with unrealized losses and all non-marketable securities for impairment. The unrealized losses are the result of wider liquidity spreads on asset backed securities and, additionally, increased market volatility on non-agency mortgage and asset backed securities that are backed by certain mortgage loans. The fair values of these assets have been impacted by forced liquidations by distressed sellers of similar securities. In addition, the expected average lives of the asset backed securities backed by trust preferred securities have extended, due to changes in the expectations of when the underlying securities would be repaid. The contractual terms and/or cash flows of the investments do not permit the issuer to settle the securities at a price less than the amortized cost. Huntington has the intent and ability to hold these investment securities until the fair value is recovered, which may be maturity, and therefore, does not consider them to be other-than-temporarily impaired at March 31, 2008.
Note 5 – Loan Servicing Rights
Residential Mortgage Loans
     During the first quarter of 2007, Huntington sold $109.5 million of residential mortgage loans held for investment, resulting in a net pre-tax gain of $0.5 million. There were no sales of residential mortgage loans held for investment in the first quarter of 2008.
     A mortgage servicing right (MSR) is established only when the servicing is contractually separated from the underlying mortgage loans by sale or securitization of the loans with servicing rights retained. MSRs are accounted for under the fair value provisions of FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.
     At initial recognition, the MSR asset is established at its fair value using assumptions that are consistent with assumptions used at the time to estimate the fair value of the total MSR portfolio. Subsequent to initial capitalization, MSR assets are carried at fair value and are included in accrued income and other assets. Any increase or decrease in fair value during the period is recorded as an increase or decrease in mortgage banking income, which is reflected in non-interest income in the consolidated statements of income.
     The following table is a summary of the changes in MSR fair value during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Fair value, beginning of period	$207,894	$131,104
New servicing assets created	8,919	8,436
Change in fair value during the period due to:
Time decay (1)	(1,665)	(1,076)
Payoffs (2)	(5,249)	(2,562)
Changes in valuation inputs or assumptions (3)	(18,093)	(1,057)

Fair value, end of period	$191,806	$134,845

(1)	Represents decrease in value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(2)	Represents decrease in value associated with loans that paid off during the period.

(3)	Represents change in value resulting primarily from market-driven changes in interest rates.

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
     A summary of key assumptions and the sensitivity of the MSR value at March 31, 2008 to changes in these assumptions follows:

		Decline in fair value
		due to
		10%	20%
		adverse	adverse
(in thousands)	Actual	change	change

Constant pre-payment rate	15.66%	$(9,485)	$(18,013)
Discount rate	9.28	(6,076)	(11,778)
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
     Servicing fees, net of amortization of capitalized servicing assets, included in mortgage banking income amounted to $4.0 million and $3.2 million for the three months ended March 31, 2008 and 2007, respectively.
Note 6 – Goodwill and Other Intangible Assets
     Goodwill by line of business as of March 31, 2008, was as follows:

	Regional	Dealer		Treasury/	Huntington
(in thousands)	Banking	Sales	PFCMG	Other	Consolidated

Balance, January 1, 2008	$2,906,155	$—	$87,517	$65,661	$3,059,333
Adjustments	(29,348)	—	—	17,422	(11,926)

Balance, March 31, 2008	$2,876,807	$—	$87,517	$83,083	$3,047,407

     The change in goodwill for the three months ended March 31, 2008, primarily related to purchase accounting adjustments from the acquisitions made in 2007. Huntington is in the process of preparing valuations of acquired bank branches, operating facilities and other contingent obligations, and will adjust goodwill upon completion of the valuation process. Huntington does not expect a material amount of goodwill from mergers in 2007 to be deductible for tax purposes.
     There were no impairment losses in either the three months ended March 31, 2008 or 2007. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but is evaluated for impairment on an annual basis at October 1st of each year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     At March 31, 2008, December 31, 2007 and March 31, 2007, Huntington’s other intangible assets consisted of the following:

	Gross	Accumulated	Net
(in thousands)	Carrying Amount	Amortization	Carrying Value

March 31, 2008
Core deposit intangible	$373,300	$(62,334)	$310,966
Customer relationship	104,574	(9,490)	95,084
Other	23,655	(20,650)	3,005

Total other intangible assets	$501,529	$(92,474)	$409,055

December 31, 2007
Core deposit intangible	$373,300	$(46,057)	$327,243
Customer relationship	104,574	(7,055)	97,519
Other	23,655	(20,447)	3,208

Total other intangible assets	$501,529	$(73,559)	$427,970

March 31, 2007
Core deposit intangible	$45,000	$(9,378)	$35,622
Customer relationship	19,819	(2,096)	17,723
Other	23,655	(19,835)	3,820

Total other intangible assets	$88,474	$(31,309)	$57,165

     The estimated amortization expense of other intangible assets for the remainder of 2008 and the next five years are as follows:

Amortization
(in thousands)	Expense

2008	$56,705
2009	67,366
2010	59,597
2011	52,600
2012	45,503
2013	40,005
Note 7 – Shareholders’ Equity
Issuance of Convertible Preferred Stock
     On April 22, 2008, Huntington completed the public offering of 500,000 shares of 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock with a liquidation preference of $1,000 per share, resulting in an aggregate liquidation preference of $500 million. In connection with the offering, Huntington granted the underwriters an option exercisable for 30 days after the date of the offering, to purchase, from time to time, in whole or in part, up to an aggregate of 75,000 shares of Preferred Stock to the extent the underwriters sell more than 500,000 shares of Preferred Stock in the offering. On May 1, 2008, the underwriters exercised this option and purchased an additional 69,000 shares of Preferred Stock in the offering.
     The Series A Preferred Stock will pay, when declared by the board of directors, dividends in cash at a rate of 8.50% per annum, payable quarterly, commencing July 15, 2008.
     Each share of the Series A Preferred Stock is non-voting and may be convertible at any time, at the option of the holder, into 83.6680 shares of common stock of Huntington, which represents an approximate initial conversion price of $11.95 per share of common stock (for a total of approximately 47.6 million shares, subject to the anti-dilution provisions included in the prospectus supplement). The conversion rate and conversion price will be subject to adjustments in certain circumstances. On or after April 15, 2013, at the option of Huntington, the Series A Preferred Stock will be subject to mandatory conversion into Huntington’s common stock at the prevailing conversion rate, if the closing price of

Huntington’s common stock exceeds 130% of the then applicable conversion price for 20 trading days during any 30 consecutive trading day period.
Change in par value and shares authorized:
     During the second quarter of 2007, Huntington amended its charter to, among other things, assign a par value of $0.01 to each share of common stock. Shares of common stock previously had no assigned par value. Huntington also amended its charter to increase the number of authorized shares of common stock from 500 million shares to 1.0 billion shares.
Share Repurchase Program:
     On April 20, 2006, the Company announced that its board of directors authorized a new program for the repurchase of up to 15 million shares (the 2006 Repurchase Program). The Company announced its expectation to repurchase the shares from time to time in the open market or through privately negotiated transactions depending on market conditions.
     Huntington did not repurchase any shares under the 2006 Repurchase Program for the three months ended March 31, 2008. At the end of the period, the remaining 3,850,000 shares may be purchased under the 2006 Repurchase Program.
Note 8 – Earnings per Share
     Basic earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of earnings available to each share of common stock outstanding during the reporting period adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issued for stock options, restricted stock units, and distributions from deferred compensation plans. The calculation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, was as follows:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2008	2007

Net income	$127,068	$95,726

Average common shares outstanding	366,235	235,586
Dilutive potential common shares	973	3,168

Diluted average common shares outstanding	367,208	238,754

Earnings per share
Basic	$0.35	$0.41
Diluted	0.35	0.40
     Options to purchase 27.7 million and 6.9 million shares during the three months ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would be antidilutive. The weighted average exercise price for these options was $20.57 per share and $25.21 per share for the three months ended March 31, 2008 and 2007, respectively.
     With the issuance of the Series A Convertible Preferred Stock (as described in Note 7), Huntington assumes a diluted conversion impact of approximately 47.6 million additional shares of common stock. The additional shares will impact diluted earnings per share on a weighted-average basis starting with the second quarter of 2008.

Note 9 – Share-based Compensation
     Huntington sponsors nonqualified and incentive share-based compensation plans. These plans provide for the granting of stock options and other awards to officers, directors, and other employees. Stock options are granted at the market price on the date of the grant. Options vest ratably over three years or when other conditions are met. Options granted prior to May 2004 have a maximum term of ten years. All options granted after May 2004 have a maximum term of seven years.
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
     Huntington uses the Black-Scholes option-pricing model to value share-based compensation expense. The estimated fair value of options is amortized over the options’ vesting periods and is recognized in personnel costs on the consolidated statements of income. Forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of Huntington’s stock. The expected term of options granted is derived from historical data on employee exercises. The expected dividend yield is based on the dividend rate and stock price on the date of the grant. The following table illustrates the weighted-average assumptions used in the option-pricing model for options granted in each of the periods presented.

	Three Months Ended
	March 31,
	2008	2007

Assumptions
Risk-free interest rate	3.22%	4.57%
Expected dividend yield	8.05	4.45
Expected volatility of Huntington’s common stock	21.0	21.1
Expected option term (years)	6.0	6.0

Weighted-average grant date fair value per share	$0.85	$3.75
     Total share-based compensation expense for the three months ended March 31, 2008 and 2007 was $3.7 million and $3.9 million, respectively. Huntington also recognized $1.3 million and $1.4 million, respectively, in tax benefits for each of the three-months ended March 31, 2008 and 2007, related to share-based compensation.
     Huntington’s stock option activity and related information for the three months ended March 31, 2008, was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(in thousands, except year and per share amounts)	Options	Price	Life (Years)	Value

Outstanding at January 1, 2008	28,065	$20.57
Granted	16	13.08
Exercised	—	—
Forfeited/expired	(277)	22.77

Outstanding at March 31, 2008	27,804	$20.54	4.2	$4

Exercisable at March 31, 2008	23,943	$20.31	4.0	$4

     The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price. The total intrinsic value of stock options exercised during the three months ended 2007, was $1.9 million. There were no exercises of stock options in the first three months of 2008.
     Cash received from the exercise of options for the three months ended March 31, 2007 was $3.9 million and the tax benefit realized for the tax deductions from option exercises totaled $0.9 million for the same period.

     The following table summarizes the status of Huntington’s restricted stock units as of March 31, 2008 and activity for the three months ended March 31, 2008:

		Weighted-
		Average
	Restricted	Grant Date
	Stock	Fair Value
(in thousands, except per share amounts)	Units	Per Share

Nonvested at January 1, 2008	1,086	$21.35
Granted	3	13.08
Vested	(9)	20.77
Forfeited	(18)	20.85

Nonvested at March 31, 2008	1,062	$21.34

     The weighted-average grant date fair value of nonvested shares granted for the three months ended March 31, 2008 and 2007, were $13.08 and $23.70, respectively. The total fair value of awards vested during each of the three months ended March 31, 2008 and 2007 was $0.1 million. As of March 31, 2008, the total unrecognized compensation cost related to nonvested awards was $13.0 million with a weighted-average remaining expense recognition period of 2.0 years.
     Of the 35.2 million shares of common stock authorized for issuance under the plans at March 31, 2008, 28.9 million were outstanding and 6.3 million were available for future grants. Huntington issues shares to fulfill stock option exercises and restricted stock units from available authorized shares. At March 31, 2008, the Company believes there are adequate authorized shares to satisfy anticipated stock option exercises in 2008.
Note 10 – Fair Values of Assets and Liabilities
     As discussed in Note 2, “New Accounting Pronouncements”, Huntington adopted fair value accounting standards Statement No. 157 and Statement No. 159 effective January 1, 2008. Huntington elected to apply the provisions of Statement No. 159, the fair value option, for mortgage loans originated with the intent to sell and reported as held for sale. Previously, a majority of the mortgage loans held for sale were recorded at fair value under the fair value hedging requirements of Statement No. 133. Application of the fair value option allows for both the mortgage loans held for sale and the related derivatives purchased to hedge interest rate risk to be carried at fair value without the burden of hedge accounting under Statement No. 133. The election was applied to existing mortgage loans held for sale as of January 1, 2008 and is also being applied prospectively to mortgage loans originated for sale. As of the adoption date, the carrying value of the existing loans held for sale was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented an increase in value of $2.3 million, or $1.5 million after tax.
     The following table summarizes the impact of adopting the fair value accounting standards as of January 1, 2008:

		Net Increase
	As of	to Retained	As of
	January 1, 2008	Earnings	January 1, 2008
(in thousands)	prior to Adoption	upon Adoption	after Adoption

Mortgage loans held for sale	$420,895	$2,294	$423,189
Tax impact		(803)

Cumulative effect adjustment, net of tax		$1,491

     At March 31, 2008, mortgage loans held for sale had an aggregate fair value of $565.9 million and an aggregate outstanding principal balance of $557.8 million. Interest income on these loans is recorded in interest and fees on loans and leases. Net gains resulting from changes in fair value of these loans, including realized gains and losses on sale of $5.8 million were recorded in mortgage banking income during the three months ended March 31, 2008.
     Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Securities
Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include US Treasury and other federal agency securities, and money market mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include US Government and agency mortgage-backed securities, municipal securities and certain private label CMOs. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include asset backed securities, for which Huntington obtains third party pricing. The current market conditions has caused the market value of many Level 3 securities to be highly sensitive to assumption changes and market volatility as well as fewer readily observable trades in the market.
Certain non-marketable equity securities include stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost; and therefore, not subject to the disclosure requirements of Statement No. 157.
Mortgage loans held for sale
Mortgage loans held for sale are estimated using security prices for similar product types; and therefore, are classified in Level 2.
Mortgage servicing rights
MSRs do not trade in an active, open market with readily observable prices. For example, sales of MSRs do occur, but the precise terms and conditions typically are not readily available. Accordingly, MSRs are classified in Level 3 (See Note 5).
Mezzanine lending loans
The mezzanine loan market does not have observable market prices or data. The exit avenues for such loans would generally be limited to repayment of the contractual principal balance plus accrued interest. As such, these loans are included in Level 3.
Equity Investments
Equity investments are valued initially based upon transaction price. The carrying values are then adjusted from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is considered necessary based upon a variety of factors including, but not limited to, current operating performance and future expectations of the particular investment, industry valuations of comparable public companies, and changes in market outlook. Due to the absence of quoted market prices and inherent lack of liquidity and the long-term nature of such assets, these equity investments are included in Level 3. Certain equity investments are accounted for under the equity method; and therefore, are not subject to the disclosure requirements of Statement No. 157.

Derivatives
Huntington uses derivatives for a variety of purposes including asset and liability management, mortgage banking, and for trading activities (See note 12). Level 1 derivatives consist of exchange traded options and forward commitments to deliver mortgage banking securities which have quoted prices. Level 2 derivatives include basic asset and liability conversion swaps and options, and interest rate caps. These derivative positions are valued using internally developed models that use readily observable market parameters. Derivatives in Level 3 consist of interest rate lock agreements used for mortgage loan commitments. The valuation includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan, which is a significant unobservable assumption.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at Reporting Date Using			Netting	Balance at
(in thousands)	Level 1	Level 2	Level 3	Adjustments (1)	March 31, 2008

Assets
Trading account securities	$34,544	$1,212,333			$1,246,877
Investment securities	195,933	2,948,777	$750,695		3,895,405
Mortgage loans held for sale		565,913			565,913
Mezzanine lending loans			221,516		221,516
Mortgage servicing rights			191,806		191,806
Derivative assets	5,042	315,238	3,107	$(43,234)	280,153
Equity investments			35,345		35,345

Liabilities
Derivative liabilities	6,037	191,324	159	(138,381)	59,139

(1)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from January 1, 2008 to March 31, 2008.

			Mezzanine
	Mortgage	Net Interest	lending	Investment	Equity
(in thousands)	Servicing Rights	Rate Locks	loans	Securities	investments

Balance, January 1, 2008	$207,894	$(46)	$224,008	$834,489	$41,516
Total gains/losses:
Included in earnings	(16,737)	2,989	179	(3,317)	(8,777)
Included in other comprehensive loss				(71,017)
Purchases, issuances, and settlements	649		(2,671)	(9,460)	2,606
Transfers in/out of Level 3		5

Balance, March 31, 2008	$191,806	$2,948	$221,516	$750,695	$35,345

     The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the period from January 1, 2008 to March 31, 2008.

	Mortgage		Mezzanine
	Servicing	Net interest	lending	Investment	Equity
(in thousands)	Rights	rate locks	loans	securities	Investments	Total

Classification of gains and losses in earnings for the three months ended March 31, 2008:
Mortgage banking income (loss)	$(16,737)	$2,989				$(13,748)
Securities gains (losses)				$(3,317)		(3,317)
Other expenses					$(8,777)	(8,777)
Provision for credit losses			$179			179

Total	$(16,737)	$2,989	$179	$(3,317)	$(8,777)	$(25,663)

Change in unrealized gains or losses to assets and liabilities still held at March 31, 2008:	$(16,737)	$2,994	$179	$(74,334)	$(2,877)	$(90,775)

     Certain assets are measured at fair value on a non-recurring basis. As of March 31, 2008, the Company had $32.4 million of impaired loans for which the fair value is recorded based upon collateral, a Level 3 input. The impact of these loans during the quarter was a charge of $14.5 million to the provision for credit losses.
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
     On January 1, 2008, Huntington transitioned to fiscal year-end measurement date of plan assets and benefit obligations as required by FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R (Statement No. 158). As a result, Huntington recognized a charge to beginning retained earnings of $4.2 million, representing the net periodic benefit costs for the last three months of 2007 and a charge to the opening balance of accumulated other comprehensive loss of $3.8 million, representing the change in fair value of plan assets and benefit obligations for the last three months of 2007 (net of amortization included in net periodic benefit cost).

     The following table shows the components of net periodic benefit expense of the Plan and the Post-Retirement Benefit Plan:

	Pension Benefits		Post Retirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in thousands)	2008	2007	2008	2007

Service cost	$5,954	$4,445	$420	$374
Interest cost	6,761	5,967	903	667
Expected return on plan assets	(9,786)	(9,120)	—	—
Amortization of transition asset	1	1	276	276
Amortization of prior service cost	79	1	95	142
Settlements	450	1,000	—	—
Recognized net actuarial loss (gain)	1,038	3,115	(274)	(81)

Benefit expense	$4,497	$5,409	$1,420	$1,378

     There is no required minimum contribution for 2008 to the Plan.
     Huntington also sponsors other retirement plans, the most significant being the Supplemental Executive Retirement Plan and the Supplemental Retirement Income Plan. These plans are nonqualified plans that provide certain former officers and directors of Huntington and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. The cost of providing these plans was $0.9 million and $0.8 million for the three-month periods ended March 31, 2008 and 2007, respectively.
     Huntington has a defined contribution plan that is available to eligible employees. Huntington matches participant contributions, up to the first 3% of base pay contributed to the plan. Half of the employee contribution is matched on the 4th and 5th percent of base pay contributed to the plan. The cost of providing this plan was $3.9 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively.
Note 12 – Derivative Financial Instruments
Derivatives used in Asset and Liability Management Activities
     The following table presents the gross notional values of derivatives used in Huntington’s Asset and Liability Management activities at March 31, 2008, identified by the underlying interest rate-sensitive instruments:

	Fair Value	Cash Flow
(in thousands )	Hedges	Hedges	Total

Instruments associated with:
Loans	$—	$2,555,000	$2,555,000
Deposits	360,000	150,000	510,000
Federal Home Loan Bank advances	—	525,000	525,000
Subordinated notes	750,000	—	750,000
Other long-term debt	50,000	—	50,000

Total notional value at March 31, 2008	$1,160,000	$3,230,000	$4,390,000

     The following table presents additional information about the interest rate swaps and caps used in Huntington’s Asset and Liability Management activities at March 31, 2008:

		Average		Weighted-Average
	Notional	Maturity	Fair	Rate
(in thousands )	Value	(years)	Value	Receive	Pay

Asset conversion swaps
Receive fixed — generic	$2,555,000	2.5	$21,955	2.90%		2.82%

Total asset conversion swaps	2,555,000	2.5	21,955	2.90		2.82

Liability conversion swaps
Receive fixed — generic	845,000	8.0	66,903	5.27		3.52
Receive fixed — callable	315,000	5.7	961	4.94		3.24
Pay fixed — generic	675,000	1.2	(20,372)	2.97		4.95

Total liability conversion swaps	1,835,000	5.1	47,492	4.37		3.99

Total swap portfolio	4,390,000	3.6	69,447	3.51%		3.31%

				Weighted-Average
				Strike Rate
Purchased Caps
Interest rate caps	500,000	0.8	1		5.50%

Total purchased caps	$500,000	0.8	$1		5.50%

     These derivative financial instruments were entered into for the purpose of altering the interest rate risk of assets and liabilities. Consequently, net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. The net amount resulted in an (increase)/decrease to net interest income of ($0.9 million) and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.
     Collateral agreements are regularly entered into as part of the underlying derivative agreements with Huntington’s counterparties to mitigate the credit risk associated with derivatives. At March 31, 2008, December 31, 2007 and March 31, 2007, aggregate credit risk associated with these derivatives, net of collateral that has been pledged by the counterparty, was $47.6 million, $31.4 million and $23.6 million, respectively. The credit risk associated with interest rate swaps is calculated after considering master netting agreements.
Derivatives Used in Mortgage Banking Activities
     The following is a summary of the derivative assets and liabilities that Huntington used in its mortgage banking activities:

	March 31,	December 31,	March 31,
(in thousands)	2008	2007	2007

Derivative assets:
Interest rate lock agreements	$3,107	$753	$383
Forward trades and options	2,460	260	854

Total derivative assets	5,567	1,013	1,237
Derivative liabilities:
Interest rate lock agreements	(159)	(800)	(808)
Forward trades and options	(6,037)	(4,262)	(417)

Total derivative liabilities	(6,196)	(5,062)	(1,225)

Net derivative (liability) asset	$(629)	$(4,049)	$12

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
     Supplying these derivatives to customers results in non-interest income. These instruments are carried at fair value in other assets with gains and losses reflected in other non-interest income. Total trading revenue for customer accommodation was $11.6 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively. The total notional value of derivative financial instruments used by Huntington on behalf of customers, including offsetting derivatives was $8.6 billion, $6.4 billion, and $4.9 billion at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Huntington’s credit risk from interest rate swaps used for trading purposes was $229.8 million, $116.0 million, and $57.9 million at the same dates.
     Huntington also uses certain derivative financial instruments to offset changes in value of its residential mortgage servicing assets. These derivatives consist primarily of forward interest rate agreements, and forward mortgage securities. The derivative instruments used are not designated as hedges under Statement No. 133. Accordingly, such derivatives are recorded at fair value with changes in fair value reflected in mortgage banking income. The total notional value of these derivative financial instruments at March 31, 2008, was $1.8 billion. The total notional amount corresponds to trading assets with a fair value of $11.2 million and trading liabilities with a fair value of $6.3 million. Total losses for the three months ended March 31, 2008 and 2007 were $15.9 million and $0.5 million, respectively.
     In connection with securitization activities, Huntington purchased interest rate caps with a notional value totaling $1.3 billion. These purchased caps were assigned to the securitization trust for the benefit of the security holders. Interest rate caps were also sold totaling $1.3 billion outside the securitization structure. Both the purchased and sold caps are marked to market through income.
Note 13 – Commitments and Contingent Liabilities
Commitments to extend credit:
     In the ordinary course of business, Huntington makes various commitments to extend credit that are not reflected in the financial statements. The contract amounts of these financial agreements at March 31, 2008, December 31, 2007, and March 31, 2007, were as follows:

	March 31,	December 31,	March 31,
(in millions)	2008	2007	2007

Contract amount represents credit risk
Commitments to extend credit
Commercial	$6,727	$6,756	$4,385
Consumer	4,788	4,680	3,482
Commercial real estate	2,337	2,565	1,664
Standby letters of credit	1,611	1,549	1,197
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
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most of these arrangements mature within two years. The carrying amount of deferred revenue associated with these guarantees was $4.9 million, $4.6 million, and $4.3 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.
     Commercial letters of credit represent short-term, self-liquidating instruments that facilitate customer trade transactions and generally have maturities of no longer than 90 days. The merchandise or cargo being traded normally secures these instruments.
Commitments to sell loans:
     Huntington enters into forward contracts relating to its mortgage banking business. At March 31, 2008, December 31, 2007, and March 31, 2007, Huntington had commitments to sell residential real estate loans of $803.2 million, $555.9 million, and $373.7 million, respectively. These contracts mature in less than one year.
Litigation:
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
     Between January 16, 2008 and April 17, 2008, three shareholder derivative actions were filed in the Court of Common Pleas of Delaware County, Ohio, the United States District Court for the Southern District of Ohio, Eastern Division, and the Court of Common Pleas of Franklin County, Ohio, respectively, against certain of our current or former officers and directors variously seeking to allege breaches of fiduciary duty, waste of corporate assets, abuse of control, gross mismanagement, and unjust enrichment, all in connection with our acquisition of Sky Financial Group, Inc., certain transactions between us and Franklin Credit Management, and the financial disclosures relating to such transactions. The Company is named as a nominal defendant in each of these actions. At this early stage of the lawsuits, it is not possible for management to assess the probability of an adverse outcome, or reasonably estimate the amount of any potential loss.
     Between February 20, 2008 and February 29, 2008, three putative class action lawsuits were filed in the United States District Court for the Southern District of Ohio, Eastern Division, against the Company, the Huntington Bancshares Incorporated Pension Review Committee, the Huntington Investment and Tax Savings Plan (the Plan) Administrative Committee, and certain of the Company’s officers and directors purportedly on behalf of participants in or beneficiaries of the Plan between July 1, 2007 or July 20, 2007 and the present. The complaints seek to allege breaches of fiduciary duties in violation of the Employee Retirement Income Security Act (ERISA) relating to the Company’s stock being offered as an investment alternative for participants in the Plan. The complaints seek money damages and equitable relief. It is expected that all three cases will be consolidated into a single action. At this early stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.
     It is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period. However, although no assurance can be given, based on information currently available, consultation with counsel, and available insurance coverage, management believes that the eventual outcome of these claims against us will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position or results of operations
     Other than mentioned above, in the ordinary course of business, there are various legal proceedings pending against Huntington and its subsidiaries. In the opinion of Management, the aggregate liabilities, if any, arising from such proceedings are not expected to have a material adverse effect on Huntington’s consolidated financial position.

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
     The following provides a brief description of the four operating segments of Huntington:
Regional Banking: This segment provides traditional banking products and services to consumer, small business, and, commercial customers located in 13 operating regions within the six states of Ohio, Michigan, Pennsylvania, Indiana, West Virginia and Kentucky. It provides these services through a banking network of over 600 branches, almost 1,400 ATMs, along with Internet and telephone banking channels. It also provides certain services outside of these six states, including mortgage banking and equipment leasing. Each region is further divided into retail and commercial banking units. Retail products and services include home equity loans and lines of credit, first mortgage loans, direct installment loans, small business loans, personal and business deposit products, as well as sales of investment and insurance services. At March 31, 2008, Retail Banking accounts for 51% and 80% of total Regional Banking loans and deposits, respectively. Commercial Banking serves middle market commercial banking relationships, which use a variety of banking products and services including, but not limited to, commercial loans, international trade, cash management, leasing, interest rate protection products, capital market alternatives, 401(k) plans, and mezzanine investment capabilities.
Dealer Sales: This segment provides a variety of banking products and services to more than 3,700 automotive dealerships within the Company’s primary banking markets, as well as in Arizona, Florida, Nevada, New Jersey, New York, Tennessee and Texas. Dealer Sales finances the purchase of automobiles by customers at the automotive dealerships, purchases automobiles from dealers and simultaneously leases the automobiles to consumers under long-term leases, finances the dealerships’ new and used vehicle inventories, land, buildings, and other real estate owned by the dealership, and their working capital needs; and provides other banking services to the automotive dealerships and their owners. Competition from the financing divisions of automobile manufacturers and from other financial institutions is intense. Dealer Sales’ production opportunities are directly impacted by the general automotive sales business, including programs initiated by manufacturers to enhance and increase sales directly. Huntington has been in this line of business for over 50 years.
Private Financial and Capital Markets Group (PFCMG): This segment provides products and services designed to meet the needs of higher net worth customers. Revenue is derived through the sale of trust, asset management, investment advisory, brokerage, and private banking products and services. PFCMG also focuses on financial solutions for corporate and institutional customers that include investment banking, sales and trading of securities, mezzanine capital financing, and interstate risk management products. To serve high net worth customers, a unique distribution model is used that employs a single, unified sales force to deliver products and services mainly through Regional Banking distribution channels.
Treasury / Other: This segment includes revenue and expense related to assets, liabilities, and equity that are not directly assigned or allocated to one of the other three business segments. Assets in this segment include Huntington’s insurance agency business, investment securities and bank owned life insurance. The net interest income/(expense) of this segment includes the net impact of administering our investment securities portfolios as part of overall liquidity management. A match-funded transfer pricing system is used to attribute appropriate funding interest income and interest expense to other business segments. As such, net interest income includes the net impact of any over or under allocations arising from centralized management of interest rate risk. Furthermore, net interest income includes the net impact of derivatives used to hedge interest rate sensitivity. Non-interest income includes miscellaneous fee income not allocated to other business segments, including bank owned life insurance income, insurance revenue, and any investment securities and trading assets gains or losses. The non-interest expense includes certain corporate administrative, merger and other miscellaneous expenses not allocated to other business segments. The provision for income taxes for the other business segments is calculated at a statutory 35% tax rate, though our overall effective tax rate is lower. As a result, Treasury/Other reflects a credit for income taxes representing the difference between the lower actual effective tax rate and the statutory tax rate used to allocate income taxes to the other segments.

Listed below are certain financial results by line of business. For the three months ended March 31, 2008 and 2007, operating earnings were the same as reported earnings.

	Three Months Ended March 31,
Income Statements	Regional	Dealer		Treasury/	Huntington
(in thousands )	Banking	Sales	PFCMG	Other	Consolidated

2008
Net interest income	$360,562	$36,176	$24,687	$(44,601)	$376,824
Provision for credit losses	(69,734)	(17,081)	(1,835)	—	(88,650)
Non-interest income	122,287	12,796	44,493	56,176	235,752
Non-interest expense	(234,425)	(26,166)	(47,814)	(62,076)	(370,481)
Income taxes	(62,542)	(2,004)	(6,836)	45,005	(26,377)

Operating / reported net income	$116,148	$3,721	$12,695	$(5,496)	$127,068

2007
Net interest income	$215,002	$31,641	$19,100	$(10,188)	$255,555
Provision for credit losses	(22,456)	(7,745)	795	—	(29,406)
Non-interest income	89,457	13,181	31,330	11,209	145,177
Non-interest expense	(162,751)	(19,587)	(37,837)	(21,897)	(242,072)
Income taxes	(41,738)	(6,122)	(4,686)	19,018	(33,528)

Operating / reported net income	$77,514	$11,368	$8,702	$(1,858)	$95,726

	Assets at			Deposits at
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in millions)	2008	2007	2007	2008	2007	2007

Regional Banking	$34,721	$34,360	$21,154	$33,100	$32,626	$20,637
Dealer Sales	6,179	5,823	5,173	56	58	55
PFCMG	3,048	2,963	2,236	1,543	1,626	1,172
Treasury / Other	12,104	11,551	6,416	3,417	3,433	2,722

Total	$56,052	$54,697	$34,979	$38,116	$37,743	$24,586

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and qualitative disclosures for the current period can be found in the Market Risk section of this report, which includes changes in market risk exposures from disclosures presented in Huntington’s 2007 Form 10-K.
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
Item 1. Legal Proceedings
     Information required by this item is set forth in Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this report and incorporated herein by reference.

Item 6. Exhibits
This report incorporates by reference the documents listed below that we have previously filed with the SEC. The SEC allows us to incorporate by reference information in this document. The information incorporated by reference is considered to be a part of this document, except for any information that is superseded by information that is included directly in this document.
This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information filed by us with the SEC are also available at our Internet web site. The address of the site is http://www.huntington.com. Except as specifically incorporated by reference into this Quarterly Report on Form 10-Q, information on those web sites is not part of this report. You also should be able to inspect reports, proxy statements, and other information about us at the offices of the NASDAQ National Market at 33 Whitehall Street, New York, New York.
(a) Exhibits

		Incorporated from	SEC File or
Exhibit		Report or Registration	Registration	Exhibit
Number	Document Description	Statement	Number	Reference

3.1	Articles of Restatement of Charter	Annual Report on Form 10-K for the year ended December 31, 1993.	000-02525	3 (i)

3.2	Articles of Amendment to Articles of Restatement of Charter.	Current Report on Form 8-K dated May 31, 2007	000-02525	3.1

3.3	Articles of Amendment to Articles of Restatement of Charter	Current Report on Form 8-K dated May 7, 2008	000-02525	3.1

3.4	Articles Supplementary of Huntington Bancshares Incorporated, as of April 21, 2008	Current Report on Form 8-K dated April 22, 2008	000-02525	3.2

3.5	Bylaws of Huntington Bancshares Incorporated, as amended and restated, as of January 16, 2008.	Current Report on Form 8-K dated January 22, 2008.	000-02525	3.1

4.1	Instruments defining the Rights of Security Holders — reference is made to Articles Fifth, Eighth, and Tenth of Articles of Restatement of Charter, as amended and supplemented. Instruments defining the rights of holders of long-term debt will be furnished to the Securities and Exchange Commission upon request.	Annual Report on Form 10-K for the year ended December 31, 2006.	000-02525	4.1

10.1	Performance criteria and potential awards for executive officers for fiscal year 2008 under the Management Incentive Plan and for a long-term incentive award cycle beginning on January 1, 2008 and ending on December 31, 2010 under the 2007 Stock and Long-Term Incentive Plan.	Current Report on Form 8-K dated February 29, 2008, Item 5.02	000-02525

12.1	Ratio of Earnings to Fixed Charges.			12.1

31.1	Rule 13a-14(a) Certification – Chief Executive Officer.

31.2	Rule 13a-14(a) Certification – Chief Financial Officer.

32.1	Section 1350 Certification – Chief Executive Officer.

32.2	Section 1350 Certification – Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Huntington Bancshares Incorporated
(Registrant)

Date: May 9, 2008	/s/ Thomas E. Hoaglin
Thomas E. Hoaglin
Chairman, Chief Executive Officer and President

Date: May 9, 2008	/s/ Donald R. Kimble
Donald R. Kimble
Executive Vice President and Chief Financial Officer